Form 10-K
period 2010-12-31
CINCINNATI BELL INC
filed 2011-02-28
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER: 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

221 East Fourth Street, Cincinnati, Ohio 45202

Telephone: 513-397-9900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.6 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2010, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At February 1, 2011, there were 198,771,550 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Part I

Item 1. Business

General

Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) is a full-service regional provider of data and voice communications services over wireline and wireless networks, a full-service provider of data center colocation and related managed services, and a reseller of information technology (“IT”) and telephony equipment. The Company provides telecommunications service to businesses and consumers in the Greater Cincinnati and Dayton areas primarily on its owned wireline and wireless networks with a well-regarded brand name and reputation for service. The Company also provides business customers with outsourced data center colocation operations and related managed services in world class, state-of-the-art data center facilities, primarily located in Cincinnati, Houston, Dallas, and Austin.

The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as the Technology Solutions segment was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting have been made primarily as a result of the June 2010 acquisition of Cyrus Networks, LLC (“CyrusOne”). Prior year amounts have been reclassified to conform to the current segment reporting.

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

Wireline

The Wireline segment provides local voice, data, long-distance, entertainment, voice over internet protocol (“VoIP”), security monitoring, and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using digital subscriber line (“DSL”) technology, fiber to the home, dial-up internet access, dedicated network access, and Gigabit Ethernet (“Gig-E”) and Asynchronous Transfer Mode (“ATM”) data transport, which businesses principally utilize to transport large amounts of data over a private network. Cincinnati Bell Telephone Company LLC (“CBT”), a subsidiary of the Company, is the incumbent local exchange carrier (“ILEC”) for the approximate 25-mile radius around Cincinnati, Ohio which includes parts of northern Kentucky and southeastern Indiana. CBT has operated this ILEC franchise for approximately 135 years, and approximately 95% of Wireline voice and data revenue for 2010 was generated within this ILEC territory. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching (“MPLS”), a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television over fiber optic cable and coaxial cable in limited areas, and DirecTV© commissioning over the Company’s entire operating area. Other services primarily include security monitoring services, inside wire installation for business enterprises, rental revenue of space, public payphones and clearinghouse services.

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

The Wireline segment produced revenue of $742.5 million, $763.1 million, and $795.8 million and after intersegment eliminations constituted approximately 52%, 55%, and 55% of consolidated revenue in 2010, 2009, and 2008, respectively. The Wireline segment produced operating income of $233.5 million, $255.6 million, and $258.4 million in 2010, 2009, and 2008, respectively.

Voice services

The Wireline segment provides voice services over a digital circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customers have increasingly employed wireless technologies in lieu of wireline voice services (“wireless substitution”), have migrated to competitors, including cable companies that offer VoIP solutions, or have been disconnected due to credit problems. The Wireline segment had 674,100 voice access lines in service on December 31, 2010, which is a 6.8% and 13.5% reduction in comparison to 723,500 and 779,700 access lines in service at December 31, 2009 and 2008, respectively.

In order to minimize access line losses and to provide greater value to its customers, the Company provides bundled offerings that enable customers to bundle two or more of the Company’s services, such as wireless and a phone line, at a lower price than if the services were purchased individually. The Company believes its ability to provide voice, high-speed internet, wireless, and entertainment services to its customers allows it to compete effectively against national communications companies in Greater Cincinnati, most of which either are not able to provide or have not effectively provided these bundled offerings of products to consumers. The Company has approximately 460,000 residential customers in Greater Cincinnati and Dayton, 51% of which bundle two Company products and 17% of which bundle three or more Company products.

The Wireline segment has been able to partially offset the effect of access line losses on revenue in recent years by:

(1)	increasing high-speed internet penetration, particularly with its Fioptics fiber-to-the-home service;

(2)	increasing the sale of high capacity data circuits to business customers;

(3)	increasing the sale of VoIP services; and

(4)	increasing entertainment revenue with more Fioptics fiber-to-the-home subscribers and higher commissions from more DirecTV© subscribers.

Data

Data revenue consists of data transport, DSL high-speed internet access, Fioptics high-speed internet access, dial-up internet access, and local area network (“LAN”) interconnection services. The Company’s wireline network includes the use of fiber optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, offering high-speed and high capacity data transmission services over an interlaced ATM — Gig-E backbone network. Data transmission revenues represented 65% of Wireline data revenue in 2010.

The Company had 228,900, 233,800, and 233,200 DSL high-speed internet subscribers at December 31, 2010, 2009, and 2008, respectively. In addition, the Company also had 27,200 and 13,800 Fioptics high-speed internet customers at December 31, 2010 and 2009, respectively. The Company was able to provide DSL high-speed internet service to 96% of ILEC addressable lines as of the end of 2010. High-speed internet revenue represented 34% of Wireline data revenue in 2010. The remaining Wireline data revenue in 2010 consisted mainly of dial-up internet access.

Long distance and VoIP services

The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. (“CBAD”) and eVolve Business Solutions LLC (“eVolve”) subsidiaries. These entities provide long distance and audio conferencing services to business and residential customers in the Greater Cincinnati and Dayton, Ohio areas as well as VoIP and other broadband services, including private line and MPLS, beyond its traditional territory to business customers. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. At December 31, 2010, CBAD had approximately 482,800 long distance subscribers, consisting of 309,600 residential and 173,200 business subscribers, compared to 508,300 and 531,600 long distance subscribers at December 31, 2009 and 2008, respectively. The decrease in long distance subscribers from 2009 was primarily driven by a 7% decline in residential subscribers, consistent with the CBT access line loss.

VoIP services are provided to business customers in the Company’s traditional Greater Cincinnati and Dayton operating territory and also to businesses outside of this area, primarily in Ohio, Indiana, Illinois, and Kentucky. The Company believes its VoIP operations will expand as business customers continue to look for alternatives to traditional ILEC-based operations and as the VoIP technology continues to improve. VoIP access line equivalents totaled 33,400 at December 31, 2010.

In 2010, long distance and VoIP services produced $104.4 million in revenue for the Wireline segment compared to $97.1 million in 2009 and $98.3 million in 2008.

Entertainment

The Company’s improvement of its wireline network over the last several years has included capital expenditures for fiber optic cable in limited areas. The large bandwidth of fiber optic cable allows the Company to provide customers with its Fioptics product suite of services, which include entertainment, high-speed internet and voice services, in areas that the fiber optic cable is laid. The Company has first focused its fiber network expenditures on high traffic areas, such as apartments and condominium complexes as well as business office parks, and, as of December 31, 2010, the Company now “passes” and is able to provide its Fioptics services to 79,000 homes. As of December 31, 2010, the Company had 28,100 Fioptics entertainment subscribers.

The success of the fiber investment is based in large part on the ability to attract a high percentage of customers that are passed with the fiber very quickly after fiber is made available to particular neighborhoods. The Company’s penetration rate of homes passed with Fioptics was about 30% within twelve months of deploying Fioptics in a particular area.

Fioptics offers the following as of December 31, 2010:

•	325 entertainment channels, including digital music, local, movie, and sports programming, as well as Indian and Spanish-language packages;

•	66 high-definition channels;

•	Parental controls, HD DVR and Video-on-Demand;

•	High-speed internet from 10 mbps to 100 mbps; and

•	Local voice and long distance services.

In addition to providing entertainment over fiber optic cable and coaxial cable in limited areas, the Company also is an authorized sales agent and offers DirecTV© satellite programming to customers in substantially all of its operating territory through its retail distribution outlets. The Company does not deliver satellite television services. Instead, DirecTV© pays the Company a commission for each subscriber and offers a bundle price discount directly to the Cincinnati Bell customers subscribing to its satellite television service. At December 31, 2010 and 2009, the Company had 36,900 and 30,000 customers, respectively, that were subscribers to DirecTV©.

Other

The Company provides building wiring installation services to businesses in Greater Cincinnati and Dayton on a project basis. Revenue from these projects totaled $7.2 million, $7.6 million, and $8.2 million, in 2010, 2009, and 2008, respectively.

Cincinnati Bell Complete Protection Inc. (“CBCP”) provides surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area. At December 31, 2010, CBCP had approximately 15,000 monitoring subscribers in comparison to 13,600 and 11,800 monitoring subscribers at December 31, 2009 and 2008, respectively. CBCP produced $5.5 million, $4.9 million, and $4.5 million in revenue in 2010, 2009, and 2008, respectively, for the Wireline segment.

The Company’s public payphone business (“Public”) provides public payphone services primarily within the ILEC operating territory. Public had approximately 1,650, 1,800, and 1,900 stations in service as of December 31, 2010, 2009, and 2008, respectively, and generated approximately $0.8 million, $1.0 million, and $1.3 million in revenue in 2010, 2009, and 2008, respectively, or less than 1% of consolidated revenue in each year. The revenue decrease results primarily from wireless substitution, as usage of payphones continues to decrease in favor of wireless products, and a targeted reduction in unprofitable lines.

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

Wireless

Cincinnati Bell Wireless LLC (“CBW”) provides advanced digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service (“GSM”) network with a 3G Universal Mobile Telecommunications System (“3G”) network overlay, which is able to provide high-speed data services such as streaming video. Wireless services are provided to customers in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s customers are also able to place and receive wireless calls nationally and internationally due to roaming agreements that the Company has with national and international carriers. The Company’s digital wireless network utilizes approximately 455 cell sites in its operating territory. The Company’s digital wireless network also utilizes 50 MHz of licensed wireless spectrum in the Cincinnati Basic Trading Area and 40 MHz of licensed spectrum in the Dayton Basic Trading Area. The Company owns the licenses for the spectrum that it uses in its network operations. As of December 31, 2010, the Wireless segment served approximately 509,000 subscribers, of which 351,200 were postpaid subscribers who are billed monthly in arrears and 157,800 were prepaid i-wirelessSM subscribers who purchase service in advance.

The Company’s 3G network is the fastest in its market, as verified by Company tests conducted in March 2010. Similar to its national wireless competitors, the Company is upgrading its network to “4G” (fourth generation), which provides for even faster network speeds. The increased network speeds provide for a better user experience when a large quantity of data is passed through the wireless network, such as for streaming video applications and gaming applications. The Company intends to begin upgrading its wireless network to 4G in 2011 largely through software upgrades and additional fiber optic cable installations. The full implementation of this network will likely take several years, and the Company will likely lag behind the national competitors in construction of the 4G network and the speeds associated with this network.

The Wireless segment competes against all of the U.S. national wireless carriers by offering strong network quality, unique rate plans, which may be bundled with the Company’s wireline services, and extensive and conveniently located retail outlets. The Company’s unique rate plans and products include its “Unlimited Everyday Calling Plan” to any Cincinnati Bell local voice, wireless or business customer and Fusion WiFi, which utilizes Unlicensed Mobile Access technology for enhanced in-building wireless voice reception and faster rates of data transmission compared to alternative wireless data services. In addition, the Company also offers several family plans, which allows the first subscriber to get a wireless plan at the regular price and then each additional family member can be added at a lower price.

In December 2009, the Company sold 196 wireless towers, which represented substantially all of its owned towers, for $99.9 million in cash. CBW continues to use these towers in its operations under a 20-year lease agreement. See Note 7 to the Consolidated Financial Statements for further discussion regarding the sale of these wireless towers. Also during 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

The Wireless segment contributed revenues of $289.2 million, $307.0 million, and $316.1 million and after intersegment eliminations constituted approximately 21%, 23%, and 22% of consolidated revenue in 2010, 2009, and 2008, respectively. The Wireless segment produced operating income of $56.3 million in 2010, $33.0 million in 2009, and $46.8 million in 2008.

Service revenue

Postpaid subscriber service revenue generated approximately 74% of 2010 segment revenue. A variety of monthly rate plans are available to postpaid subscribers, and these plans can include a fixed or unlimited number of national minutes, an unlimited number of Cincinnati Bell mobile-to-mobile (calls to and from the Company’s other Wireless subscribers), an unlimited number of calls to and from a CBT access line, and/or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. Postpaid subscribers are billed monthly in arrears.

Prepaid i-wirelessSM subscribers, which accounted for 19% of 2010 segment revenue, pay in advance for use with pay per minute, pay by day, pay by week, or pay by month rate plans. Weekly and monthly smartphone plans are also available for prepaid i-wirelessSM subscribers.

A variety of data plans are also available as bolt-ons to voice rate plans for both postpaid and prepaid subscribers. The Company has focused its efforts for the past several years on increasing its subscribers that use smartphones, which are able to browse the internet and use high-speed data services and high-level operating platforms. These smartphones require that subscribers purchase data plans, and, as a result, the Company’s 2010 data plan revenue per subscriber has increased by 17% for postpaid subscribers compared to 2009. Smartphone subscribers have increased from 85,000 at December 31, 2009 to 105,000 at December 31, 2010, and represent 21% of total subscribers at the end of 2010. Data offerings provided by the Company include text and picture messaging, mobile broadband, multi-media offerings, and location-based services.

Revenue from other wireless service providers for use of the Company’s wireless networks to satisfy the roaming requirements of the carrier’s own subscribers and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for less than 1% of total 2010 segment revenue. Prior to the sale of wireless towers in December 2009, Wireless also recognized colocation revenue, which is rent received for the placement of other carriers’ radios on CBW towers.

Equipment revenue

Sales of handsets and accessories generated the remaining 7% of 2010 Wireless revenue. As is typical in the wireless communications industry, CBW sells wireless handset devices at or below cost to entice customers to use its wireless services, for which a recurring monthly fee is charged. The Company is increasingly using equipment contracts for its postpaid subscribers. These contracts require the customer to use the CBW monthly service for a minimum period of two years in exchange for a deeply discounted wireless handset. As of December 31, 2010, 46% of postpaid customers were under contract. Sales take place at Company retail stores, on the Company’s website, via business sales representatives, and in independent distributors’ retail stores pursuant to agency agreements. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

Data Center Colocation

The Data Center Colocation segment provides data center colocation services to businesses worldwide, with a particular focus on serving large global enterprises. At December 31, 2010, the Company serves 43 U.S. customers in the Fortune 1000, and an additional 20 international customers that are of a comparable size to the Fortune 1000. The Company operates 17 data centers with 639,000 square feet of total data center space in Texas, Ohio, Kentucky, Indiana, Michigan, and Illinois. At December 31, 2010, 563,000 square feet were under contract with customers, resulting in an 88% utilization rate of the available data center space.

Data Center Colocation services are offered through the Company’s Cincinnati Bell Data Center Inc., GramTel, Inc., and Cyrus Networks, LLC subsidiaries. On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne is the largest data center colocation provider in Texas, serving primarily large global businesses. The Company’s data centers provide customers a secure and reliable environment, with sufficient available power to run almost any IT hardware product and application, and sufficient cooling capacity to maintain optimal temperature in the data center despite the heat produced by the IT equipment. Customers place their owned equipment in the data center environment provided by the Company and are able to interconnect data processed from the data center to other customer locations through the numerous carriers that connect to the Company’s data centers.

Data Center Colocation produced total revenue of $125.3 million, $71.8 million, and $55.8 million and after intersegment eliminations constituted approximately 9%, 5%, and 4% of consolidated revenue in 2010, 2009, and 2008, respectively. Data Center Colocation produced operating income of $34.2 million in 2010, $17.0 million in 2009, and $8.0 million in 2008.

Customers have several choices for colocating their network, service and storage IT equipment. Customers can place their owned equipment in a shared or private cage or customize their space. As customers’ colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their needs. Cabinets and cage space are typically priced with an initial installation fee and an ongoing recurring monthly charge.

All customers sign contracts, which typically range between 3-7 years. Though rare, some contracts are as short as one year, and some are as long as 15 years. The contracts typically define the space and power being provided, pricing for the recurring monthly colocation services, as well as pricing for non-recurring items such as power/data whips installation, smart hands or project managers. Generally, contracts contain service level agreements that require the Company to maintain the data center environment (e.g., temperature, humidity, and power service) at specified levels and contain penalties if these levels are not maintained. Payments made by the Company for breakage of service level agreements have been negligible.

Data Center Colocation offers power circuits at various amperages and phases customized to a customer’s power requirements. Power is typically priced with an initial installation fee and an ongoing recurring monthly charge that is fixed as long as the customer stays within the contractual limits for power consumption. In certain cases, large enterprise customers contract for metered power where the power component of their monthly bill is only for the power consumed by their environment, both to power and cool their infrastructure.

The Company intends to continue to pursue additional customers and growth specific to its data center colocation business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.

IT Services and Hardware

IT Services and Hardware provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple states through the Company’s subsidiaries, Cincinnati Bell Technology Solutions Inc. (“CBTS”), CBTS Canada Inc. and CBTS Software LLC. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

In 2009, for a combined acquisition price of $2.5 million in two separate transactions, CBTS purchased the assets of Toronto, Canada-based Virtual Blocks Inc., a leading software developer in the area of data center virtualization, and Cincinnati, Ohio-based Cintech LLC, a hosted provider of an outbound notification service.

The IT Services and Hardware segment produced total revenue of $254.7 million, $231.3 million, and $267.2 million and after intersegment eliminations constituted approximately 18%, 17%, and 19% of consolidated revenue in 2010, 2009, and 2008, respectively. The IT Services and Hardware segment produced operating income of $4.3 million in 2010, $10.7 million in 2009, and $13.4 million in 2008.

Telecom and IT equipment

The Company’s telecom and IT equipment distribution product line is a value-added equipment reseller operation. The Company maintains premium resale relationships with approximately ten branded technology vendors, which allow it to competitively sell and install a wide array of telecommunications and computer equipment to meet the needs of its customers. This unit also manages the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems. Revenue from telecom and IT equipment distribution was $174.9 million in 2010, $161.1 million in 2009, and $201.2 million in 2008.

Managed services

Managed services include products and services that combine assets, either customer-owned or owned by the Company, with management and monitoring from its network operations center, and skilled technical resources to provide a suite of offerings around voice and data infrastructure management. Service offerings include but are not limited to network management, electronic data storage management, disaster recovery, data security management, and telephony management. These services can be bundled and contracted in several ways, either as separate services around a specific product such as storage backups, or by combining multiple products, services and assets into a utility or ‘as a service’ model for enterprise customers. Revenue from managed services was $55.1 million in 2010, $49.4 million in 2009, and $49.7 million in 2008.

Professional services

The professional services product line provides staff augmentation and professional IT consulting by highly technical, certified employees. These engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers a wide range of skilled IT professionals at competitive hourly rates. Professional services revenue was $24.7 million in 2010, $20.8 million in 2009, and $16.3 million in 2008.

Sales and Distribution Channels

The Company’s Wireline and Wireless segments utilize a number of distribution channels to acquire customers. The Company operates 20 retail stores in its operating territory. The retail stores are a core component of the Company’s distribution strategy, and the Company works to locate in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. As stores are added or closed from time to time, certain stores may be transitioned to local agents for their marketing of our products and services.

Wireline and Wireless also utilize a business-to-business sales force and its call center organization to reach business customers in its operating territory. Larger business customers are often supported by sales account representatives, who may go to the customer premises to understand the business needs and recommend solutions that the Company offers. Smaller business customers are supported through a telemarketing sales force and store locations. The Company also offers fully-automated, end-to-end web-based sales of wireless phones, accessories and various other Company services.

Additionally, there are 140 third-party agent locations that sell Wireline and Wireless products and services at their retail locations. The Company supports these agents with discounted prices for wireless handsets and other equipment and commission structures. The Company also sells wireline and wireless capacity on a wholesale basis to independent companies, including competitors that resell these services to end-users.

The Company’s Data Center Colocation and IT Services and Hardware segments primarily sell to customers through its business-to-business sales force. Sales representatives develop customer leads through existing relationships with IT leaders of businesses, referrals from existing customers, and IT hardware vendors. To a lesser extent, leads are also developed from marketing sources, including web-based efforts.

Suppliers and Product Supply Chain

Wireline’s primary materials purchases are for copper cable, fiber cable, and network electronics. Wireless primarily purchases handsets and accessories, and wireless cell site and network equipment. Wireless often partners with other regional carriers to build a larger request for handsets in order to provide appropriate volume for the handset manufacturers. The Company generally subjects these purchases to competitive bid involving at least three vendors, and selects its vendors based on price, service level, and quality of product.

The Company maintains facilities and operations for storing cable, handsets and other equipment, product distribution and customer fulfillment.

Data Center Colocation primarily purchases building materials and infrastructure components to construct data center facilities, such as generators, computer room air conditioner (CRAC) cooling units, power distribution units, wiring, and environment monitoring equipment. The Company has long-standing relationships with contractors and building suppliers and works closely with these suppliers as the data center facilities are being constructed.

IT Services and Hardware purchases are primarily for the IT and telephony equipment that is either being sold to a customer or used to provide service to the customer. The Company is a certified distributor of Cisco, EMC, Avaya, and Sun Microsystems equipment. For the most part, this equipment is shipped directly to the Company’s customer from the vendor manufacturing location, but the Company does maintain warehouse facilities for certain equipment that is inventoried for future sale.

Competition

The telecommunications industry is very competitive, and the Company competes against larger and better-funded national providers. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s local wireline service.

The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s operating territory, offers VoIP and long distance services. Time Warner Cable, AT&T, Verizon, and others offer VoIP and long distance services in Cincinnati and Dayton. Partially as a result of wireless substitution and increased competition, the Company’s access lines decreased by 7% and long distance subscribers decreased by 5% in 2010 compared to 2009. In addition, the high-speed internet market is saturated in the Company’s operating area, and competition will continue to be fierce for market share against competitors and alternative services.

Wireless competitors include national wireless service providers such as Verizon, AT&T, Sprint Nextel, T-Mobile and Leap. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more voice minutes and data usage for equivalent or lower service fees. The Company also faces the challenge that the newest wireless handsets are often not available to the Company due to exclusivity agreements between the national carriers and handset vendors, such as for the iPhone™.

The Data Center Colocation and IT Services and Hardware segments compete against numerous other data center colocation, information technology consulting, web-hosting, and computer system integration companies, many of which are larger, national or international in scope, and well-financed. This highly competitive market is rapidly growing and evolving, and may be characterized in the future by over-capacity and industry consolidation. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these segments to compete successfully in the market.

Customers

As the Company’s growth products and services, such as data center services and wireline entertainment, continue to grow, revenue from the Company’s legacy products, such as wireline residential voice service and wireless voice services, continues to decrease. The Company’s revenue portfolio is becoming more diversified than in the past, as the following comparison between 2010 revenue and 2005 revenue demonstrates.

Percentage of revenue	2010	2005	Change
Wireline local voice	22%	41%	(19	) pts
Wireless	21%	20%	1
Data Center Colocation	9%	1%	8
IT Services and Hardware	18%	13%	5
Wireline data	20%	18%	2
Wireline entertainment	1%	0%	1
Other Wireline, including long distance	9%	7%	2

Total	100%	100%

While total Wireless revenue has remained a consistent percent of total Company revenue, the mix of customer demand for Wireless services is trending toward more data services and less voice services. For 2005, Wireless service revenues were comprised of 90% of voice services and 10% of data services. In 2010 data services increased 16 points to 26% of total Wireless service revenues.

Additionally, the Company’s mix of business and consumer customers is changing, as many of the Company’s growth products, such as data center services and data transport services, are geared primarily toward business customers. In 2010, the Company’s revenues were comprised of 63% to business customers and 37% to residential customers. By comparison, the Company’s 2005 revenues were comprised of 53% to business customers and 47% to residential customers.

The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2010 and 2009.

As noted in the Data Center Colocation section above, the Company has focused its data center colocation marketing efforts toward large enterprise customers. At December 31, 2010, the Data Center Colocation segment has 43 U.S. customers that are included in the Fortune 1000 largest companies, and 20 international customers that are of a comparable size to the Fortune 1000.

Employees

At December 31, 2010, the Company had approximately 3,000 employees, and approximately 35% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, that expires in May 2011.

Executive Officers

Refer to Part III, Item 10. “Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K for information regarding executive officers of the registrant.

Business Segment Information

The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2010, 2009, and 2008, and assets as of December 31, 2010 and 2009, are set forth in Note 14 to the Consolidated Financial Statements.

Item 1A. Risk Factors

The Company’s substantial debt could limit its ability to fund operations, raise additional capital, and have a material adverse effect on its ability to fulfill its obligations and on its business and prospects generally.

The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2010, the Company and its subsidiaries had outstanding indebtedness of $2.5 billion on which it incurred $185.2 million of interest expense in 2010, and had total shareowners’ deficit of $667.8 million. In addition, at December 31, 2010, the Company had the ability to borrow additional amounts under its revolving credit facility of $186.9 million and $100.0 million under its accounts receivable facility, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.

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

•

the Company’s debt instruments require maintenance of specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit the cash required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.

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

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, could limit the cash required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.

The Company depends on its revolving credit facility and accounts receivable facility to provide for its financing requirements in excess of amounts generated by operations.

The Company depends on its revolving credit facility and accounts receivable securitization facility (“Receivables Facility”) to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2010, the Company had no outstanding borrowings under its revolving credit facility and outstanding letters of credit totaling $23.1 million, leaving $186.9 million in additional borrowing availability under its $210 million revolving credit facility. The revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 15% of the total facility. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected. As of December 31, 2010, the Company had no outstanding borrowings under its Receivables Facility with a borrowing capacity of $100 million. The available capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.

In addition, the Company’s ability to borrow under the revolving credit facility and accounts receivable facility is subject to the Company’s compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available, or future borrowings will be available under its credit or receivables facilities, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders, and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation, or reorganization.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.

Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of a subsidiary to distribute funds or assets. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to Cincinnati Bell Inc. (“CBI”), the parent company, CBI may not be able to make the scheduled interest and principal repayments on its $2.5 billion of debt. This would have a material adverse effect on the Company’s liquidity and the trading price of CBI’s common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation, or reorganization.

The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.

The Company’s business generates a substantial portion of its revenues by delivering voice and data services over access lines. This part of the Company has experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution. The Company expects access line losses to continue for an unforeseen period of time. Failure to retain access lines could adversely impact the Company’s revenues, earnings and cash flow from operations.

The Company operates in highly competitive industries, and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.

The telecommunications industry is very competitive, and the Company competes against larger and better-funded national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s local wireline service.

The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services. Insight Cable, which provides cable service in the northern Kentucky portion of the Company’s operating territory, offers VoIP and long distance services. Time Warner Cable, AT&T, Verizon, and others offer VoIP and long distance services in Cincinnati and Dayton. Partially as a result of wireless substitution and increased competition, the Company’s access lines decreased by 7% and long distance subscribers decreased by 5% in 2010 compared to 2009. In addition, the high-speed internet market is saturated in the Company’s operating area, and competition will continue to be fierce for market share against competitors and alternative services. If the Company is unable to effectively implement strategies to retain access lines and long distance subscribers, or replace such access line loss with other sources of revenue, the Company’s Wireline business will be adversely affected.

Wireless competitors include national wireless service providers such as Verizon, AT&T, Sprint Nextel, T-Mobile and Leap. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more voice minutes and data usage for equivalent or lower service fees. The wireless industry continues to experience rapid and significant technological changes and a dramatic increase in usage, in particular demand for and usage of data and other non-voice services. Increased network capacity could be required to meet increased customer demand. Should the resources required to fund the necessary network enhancements not be available, and the Company is unable to maintain its network quality level, then the Company’s ability to attract and retain customers, and therefore maintain and improve our operating margins, could be materially adversely affected. The Company also faces the challenge that the newest wireless handsets are often not available to the Company due to exclusivity agreements between the national carriers and handset vendors, such as for the iPhone™. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

The Data Center Colocation and IT Services and Hardware segments compete against numerous other data center colocation, information technology consulting, web-hosting, and computer system integration companies, many of which are larger, national and/or international in scope, and better financed. This market is rapidly evolving, highly competitive, and may be characterized by over-capacity and industry consolidation. Other competitors may consolidate with one another or acquire software application vendors or technology providers, enabling them to more effectively compete with Data Center Colocation and IT Services and Hardware. The Company believes that many of the participants in this market must grow rapidly and achieve significant scale to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these segments to compete successfully in the market.

The competitive forces described above could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

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

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. These regulated pricing plans limit the rates CBT charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flow for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.

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

The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees, and these collective bargaining agreements are set to expire in May 2011. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

Maintaining the Company’s networks and data centers requires significant capital expenditures, and its inability or failure to maintain its networks and data centers would have a material impact on its market share and ability to generate revenue.

Capital expenditures in 2010 totaled $149.7 million, and the Company expects to spend over $200 million in 2011.

The Company currently operates 17 data centers and any further data center expansion will involve significant capital expenditures for data center construction. In order to provide guaranteed levels of service to our data center customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company’s disaster recovery plan may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problem, which may result in disruption of service to data center customers.

Verizon is currently in the process of constructing its 4G wireless network. AT&T plans to deploy its 4G wireless network starting in 2011. Other national and regional wireless carriers are continuously upgrading their networks with various technologies. The Company expects to begin construction of its 4G wireless network in 2011; however, the full implementation of this network will likely take several years, and the Company will likely lag behind the national competitors in construction of the 4G network and the speeds associated with this network.

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

The Company may encounter difficulties implementing its expansion plan for the data center colocation business.

Potential challenges and difficulties in implementing the Company’s data center colocation expansion plan include: identifying and obtaining the use of locations in which the Company believes there is sufficient demand for its data center colocation services; generating sufficient cash flow from operations or through additional debt financings to support these expansion plans; recruiting and maintaining a motivated work force; and installing and implementing new financial and other systems, procedures and controls to support this expansion plan with minimal delays.

If the Company encounters greater than anticipated difficulties in implementing its expansion plan, it may be necessary to take additional actions, which could divert management’s attention and strain operational and financial resources. The Company may not successfully address any or all of these challenges, and failure to do so would adversely affect its strategy of becoming a global data center colocation business.

The Company’s data center colocation strategy includes international expansion, which has inherent risk not previously encountered by the Company.

The Company’s operations are primarily based in the United States with minimal presence in Canada and Europe. Expanding international operations includes inherent risks such as: regulatory, tax, legal, and other items specific to particular foreign jurisdictions not previously encountered by the Company and for which the Company has no or limited expertise; unexpected changes in regulatory, tax and political environments; the Company’s ability to secure and maintain the necessary physical and telecommunications infrastructure; challenges in staffing and managing foreign operations; fluctuations in foreign currency exchange rates; longer payment cycles and problems collecting accounts receivable; and laws and regulations on content distributed over the Internet that are more restrictive than those currently in place in the United States. Any one or more of the aforementioned risks could materially and adversely affect the Company’s business and strategy for becoming a global data center colocation provider.

If the markets for outsourced information technology services decline, there may be insufficient demand for the Company’s services and, as a result, the Company’s business strategy and objectives may fail.

The Company’s solutions are designed to enable a customer to focus on its core business while it manages and ensures the quality of its information technology infrastructure. Businesses may believe the risk of outsourcing is greater than the risk of managing their IT operations themselves. If businesses do not continue to recognize the high cost and inefficiency of managing IT themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT cost with actual benefits, they may not continue to outsource their IT infrastructure to companies within the Company’s industry. Additionally, outsourcing may be associated with larger companies than Cincinnati Bell, and the Company may not be as successful as these larger companies. As a result of these risks, the Company’s business may suffer and it could adversely affect its business strategy and objectives and its ability to generate revenues, profits and cash flows.

The long sales cycle for data center services may materially affect the data center business and results of its operations.

A customer’s decision to lease cabinet space in one of the Company’s data centers and to purchase additional services typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of the Company’s facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, the Company may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Delays in the length of the data center sales cycle may have a material adverse effect on the Data Center Colocation segment and results of its operations.

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

The Company’s recent acquisition of CyrusOne will involve the integration of two companies that had previously operated independently, which is challenging and time-consuming. The process of integrating CyrusOne, a previously privately held company, into the Company, a publicly traded company, could result in the loss of key employees, the disruption of its ongoing businesses, or inconsistencies in the respective standards, controls, procedures, and policies of the two companies, any of which could adversely affect the Company’s ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies will require the Company to dedicate significant management resources and to potentially expend additional funds for additional staffing, resources and control procedures, all of which could temporarily divert attention from the day-to-day business of the combined company. If the Company fails to complete an effective integration of CyrusOne into the Company, anticipated growth in revenue, profitability, and cash flow resulting from the purchase of CyrusOne could be adversely affected.

The Company’s future cash flows could be adversely affected if it is unable to realize fully its deferred tax assets.

As of December 31, 2010, the Company had net deferred income taxes of $451.8 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $385.3 million and state and local net operating loss carryforwards of $60.5 million. The Company has recorded valuation allowances against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. For more information concerning the Company’s net operating loss carryforwards, deferred tax assets, and valuation allowance, see Note 12 to the Consolidated Financial Statements. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ equity, and future cash flows could be adversely affected.

A few large customers account for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from one or more of these large customers could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.

The Company has receivables with one large customer that exceeds 10% of the Company’s outstanding accounts receivable balance. Contracts with customers may not sufficiently reduce the inherent risk that customers may terminate or fail to renew their relationships with the Company. As a result of customer concentration, the Company’s results of operations and financial condition could be materially affected if the Company lost one or more large customers or if services purchased were significantly reduced. If one or more of the Company’s larger customers were to default on its accounts receivable obligations the Company could be exposed to potentially significant losses in excess of the provisions established. This could also negatively impact the available capacity under the accounts receivable facility.

The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede our growth or cause us to lose customers.

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology functions and call center functions are performed by third-party providers, network equipment is purchased from and maintained by vendors, and data center space is leased from landlords. In addition, with the recent sale of the Company-owned wireless towers, almost half of the towers are managed by a single independent service provider. Any failure on the part of suppliers to provide the contracted services, additional required services, additional products, or additional leased space could impede the growth of the Company’s business and cause financial results to suffer.

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

The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The Company’s success will continue to depend to a significant extent on its senior management team and key sales associates. Senior management has specific knowledge relating to the Company and the industry that would be difficult to replace. The loss of key sales associates could hinder the Company’s ability to continue to benefit from long-standing relationships with customers. The Company cannot provide any assurance that it will be able to retain the current senior management team or key sales associates. The loss of any of these individuals could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

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

In addition, the price of wireless licenses could decline as a result of the FCC’s pursuit of policies designed to increase the number of wireless licenses available in each of the Company’s markets. For example, the FCC auctioned an additional 90 MHz of spectrum in the 1700 MHz to 2100 MHz band in the Advanced Wireless Services (“AWS”) spectrum auction in 2006. In 2008, the FCC auctioned 62 MHz of 700 MHz wireless spectrum, another 70 MHz of spectrum in the 1710 MHz to 2155 MHz AWS band, and certain broadband PCS bands. If the market value of wireless licenses were to decline significantly, the value of the Company’s wireless licenses could be subject to non-cash impairment charges.

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

Investment returns of the Company’s pension funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. For example, during the credit and financial crisis experienced in 2008, pension investment losses equaled 23%, which resulted in an $11 million increase to 2009 pension expense compared to 2008 and has continued to result in higher levels of pension expense in 2010 since investment balances have not returned to levels prior to the 2008 financial crisis. Future investment losses could cause a further decline in the value of plan assets, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. If the Company incurs future investment losses or future investment gains that are less than expected, or if medical and prescription drug costs increase significantly, the Company would expect to face even higher annual net pension and postretirement costs. Refer to Note 10 to the Consolidated Financial Statements for further information.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The Company’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Further adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $246 million of estimated cash contributions to fully fund its qualified pension plans for the years 2011 to 2017, of which $23.4 million is currently expected to be paid in 2011. Further, adverse changes to plan assets could require the Company to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Cincinnati Bell Inc. and its subsidiaries own or maintain facilities in Ohio, Texas, Kentucky, Indiana, Michigan, and Illinois. Principal office locations are in Cincinnati, Ohio and Houston, Texas.

The property of the Company comprises telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas, and 17 data center facilities. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.

With regard to its local telephone operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. The Company’s out of territory Wireline network assets include a fiber network plant, internet protocol and circuit switches and integrated access terminal equipment.

In its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. With the sale of 196 wireless towers in December 2009, CBW now leases substantially all of its tower sites, primarily from tower companies and other wireless carriers. CBW’s tower leases are typically either for a fixed 20-year term ending in December 2029 or renewable on a long-term basis at CBW’s option, both with predetermined rate escalations. In addition, CBW leases 20 Company-run retail locations.

The Data Center Colocation segment operates 17 data centers — 6 owned and 11 leased — in Texas, Ohio, Kentucky, Indiana, Michigan, and Illinois, as noted in the table below:

			Data Center Capacity (in sq. ft)
	Facilities
Market	Owned	Leased
Cincinnati, OH	4	2	425,000
Houston, TX	1	2	118,000
Dallas, TX	0	3	57,000
Austin, TX	0	1	12,000
Chicago, IL	0	1	14,000
Other Markets	1	2	13,000

	6	11	639,000

The data centers provide 24-hour monitoring of the customer’s computer equipment in the data center, power, environmental controls, and high-speed, high-bandwidth point-to-point optical network connections. The Company’s lease of data center facilities represents the “lease of the building shell.” The Company’s capital expenditures to transform the leased building shells into Tier III data centers represents amounts that are several times the value of the leased building shells. The Data Center Colocation segment also has leased office space in Ohio, Texas, and Kentucky as of December 31, 2010.

The Company’s gross investment in property, plant, and equipment was $3,399.8 million and $3,145.1 million at December 31, 2010 and 2009, respectively, and was divided among the operating segments as follows:

	December 31,
	2010	2009
Wireline	74.7%	77.5%
Wireless	10.6%	11.8%
Data Center Colocation	13.6%	9.8%
IT Services and Hardware	1.0%	0.8%
Corporate	0.1%	0.1%

Total	100.0%	100.0%

For additional information about the Company’s properties, see Note 4 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

The information required by this Item is included in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	High	$3.62	$3.74	$3.08	$2.81
	Low	$2.73	$2.98	$2.30	$2.34
2009	High	$2.30	$3.03	$3.56	$3.59
	Low	$1.30	$2.46	$2.60	$2.93

(b) Holders

As of February 1, 2011, the Company had 13,171 holders of record of the 198,771,550 outstanding common shares and the 155,250 outstanding shares of the 6 3/4% cumulative convertible preferred stock.

(c) Dividends

The Company paid dividends on the 6 3/4% cumulative preferred stock on a quarterly basis for each of 2010 and 2009. The Company did not pay any common stock dividends for the years ended December 31, 2010 and 2009 and does not currently intend to pay dividends in the future on its common stock.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted- average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	20,686,570	(1)	$5.55	8,085,969
Equity compensation plans not approved by security holders	216,330	(2)	—	—

Total	20,902,900		$5.55	8,085,969

(1)	Includes 17,816,621 outstanding stock options and stock appreciation rights not yet exercised, 229,436 shares of time-based restricted stock, and 2,640,513 shares of performance-based awards, restrictions on which have not expired as of December 31, 2010. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.
(2)

The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award of phantom stock equivalent to a number of common shares. For years beginning after 2004, the annual award is the equivalent of 6,000 common shares. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2010 is approximately 16,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

(e) Stock Performance

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2005 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P© Integrated Telecommunications Services Index.

(f) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2010:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
12/1/2010 – 12/31/2010	3,982,903	2.51	3,982,903	140.0

*	In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company may repurchase shares, when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities. This new plan does not have a stated maturity.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this document.

(dollars in millions, except per share amounts)	2010	2009	2008	2007	2006
Operating Data
Revenue	$1,377.0	$1,336.0	$1,403.0	$1,348.6	$1,270.1
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,054.9	1,030.7	1,078.7	1,026.4	955.5
Restructuring charges, acquisition costs, loss on sale of asset and asset impairments, operating tax settlement, and shareowner claim settlement (a)	22.8	9.8	19.1	39.8	2.1
Operating income	299.3	295.5	305.2	282.4	312.5
Interest expense (b)	185.2	130.7	139.7	154.9	162.1
Loss (gain) on extinguishment of debt (b)	46.5	10.3	(14.1)	0.7	0.1
Net income	$28.3	$89.6	$102.6	$73.2	$86.3
Earnings per common share
Basic	$0.09	$0.37	$0.39	$0.25	$0.31
Diluted	$0.09	$0.37	$0.38	$0.24	$0.30
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted average common shares outstanding (millions)
Basic	201.0	212.2	237.5	247.4	246.8
Diluted	204.0	215.2	242.7	256.8	253.3

Financial Position
Property, plant and equipment, net (c)	$1,264.4	$1,123.3	$1,044.3	$933.7	$818.8
Total assets (d)	2,653.6	2,064.3	2,086.7	2,019.6	2,013.8
Total long-term obligations (e)	2,992.7	2,395.1	2,472.2	2,369.6	2,486.5

Other Data
Cash flow provided by operating activities	$300.0	$265.6	$403.9	$308.8	$334.7
Cash flow used in investing activities	(675.5)	(93.8)	(250.5)	(263.5)	(260.0)
Cash flow provided by (used in) financing activities	429.8	(155.5)	(172.8)	(98.6)	(21.0)
Capital expenditures	(149.7)	(195.1)	(230.9)	(233.8)	(151.3)

(a)	See Notes 1, 2, 9 and 14 to the Consolidated Financial Statements for discussion related to 2010, 2009, and 2008.
(b)	See Note 6 to the Consolidated Financial Statements for discussion related to 2010, 2009, and 2008.
(c)	See Note 4 to the Consolidated Financial Statements for discussion related to 2010 and 2009.
(d)	See Notes 1, 2, 4, 5, 12 and 14 to the Consolidated Financial Statements for discussion related to 2010 and 2009.
(e)	Total long-term obligations comprise long-term debt, less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities. See Notes 6, 7, 9 and 10 to the Consolidated Financial Statements for discussion related to 2010 and 2009.

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

In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as the Technology Solutions segment was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting have been made primarily as a result of the June 2010 acquisition of CyrusOne. Prior year amounts have been reclassified to conform to the current segment reporting.

Executive Summary

The Company’s strategy to become the preferred global colocation provider to the Fortune 1000 led to the acquisition of CyrusOne in June 2010. Since its acquisition, CyrusOne generated revenue of $45.0 million and operating income of $11.1 million. The Company’s revenue increase of $41.0 million from 2009 resulted primarily from the CyrusOne acquisition and higher revenues from IT Services and Hardware, offset by revenue decreases due to continued access line loss in the Wireline segment and fewer subscribers in the Wireless segment.

Operating income increased $3.8 million to $299.3 million in 2010 compared to $295.5 million in 2009 primarily as a result of the CyrusOne acquisition and Wireless cost savings initiatives, offset by decreased operating income in the Wireline segment due to access line loss.

Net income of $28.3 million decreased by $61.3 million and diluted earnings per share of $0.09 decreased by $0.28 versus 2009 as a result of increased interest expense associated with the CyrusOne acquisition and debt refinancings, losses on extinguishment of debt and acquisition-related expenses.

With the debt refinancings completed in 2009 and 2010, the Company now has no bond or bank debt maturities until 2015, and approximately 90% of its debt maturities are due in 2017 and after. Given that the Company has no debt maturities to repay in the next several years, the Company plans to use a large portion of its cash flow from operations to invest further in its data center colocation operations, including capital expenditures, acquisitions, and working capital, both within and outside its traditional operating territory as it executes its strategic plan of becoming a global data center colocation provider.

Highlights for 2010 were as follows:

Data Center Colocation

Data Center Colocation revenue increased by 75% in 2010 to $125.3 million, primarily due to $45.0 million of revenue generated by CyrusOne. Operating income for the year totaled $34.2 million, an increase of $17.2 million over 2009, which was also primarily due to the operating income of $11.1 million generated by CyrusOne. The Cincinnati-based data center operations grew revenue by $8.5 million and operating income by $6.1 million as a result of the utilization of more data center space in 2010. Total data center capacity increased by 43% from the prior year to 639,000 square feet available as of December 31, 2010. The acquisition of CyrusOne added 187,000 square feet as compared to the prior year total of 446,000 square feet of available space. Utilization was 88% for 2010 compared with 87% in 2009.

Data Center Colocation spent $31.1 million on capital expenditures in 2010, primarily to support the continued growth of CyrusOne, which signed new contracts with customers for 41,000 additional square feet in the fourth quarter of 2010. These contracts, which had a negligible impact on 2010 results, will continue the significant growth trend of CyrusOne into 2011.

Wireline

Wireline revenue decreased 3% to $742.5 million due to reductions in voice revenue caused by continued ILEC access line losses. The Company was able to partially offset the access line losses through increased long distance and VoIP revenue and increased entertainment revenue. The Company ended the year with 674,100 total access lines, a loss of 7% compared to 723,500 access lines at December 31, 2009 and consistent with the 2009 losses.

In 2009, the Company launched its Fioptics fiber-to-the-home product suite of services that includes entertainment, high-speed internet and voice services. Fioptics continued to show strong growth during 2010, and, as of December 31, 2010, the Company now “passes” and is able to provide its Fioptics services to 79,000 homes. The Company had 28,100 entertainment customers as of December 31, 2010, an increase of 85% compared to the end of 2009. The Company also provided and bundled internet and voice service with Fioptics, resulting in 27,200 high-speed internet customers and 16,800 voice customers on Fioptics at the end of 2010. Importantly, the Company’s penetration rate of homes passed with Fioptics was about 30% within twelve months of deploying Fioptics in a particular area.

The decreases in access lines and the Company’s desire to maintain its high operating margin percentage in the face of declining revenue required additional cost reduction programs, resulting in restructuring charges of $8.2 million in 2010. These restructuring charges include future lease costs on abandoned office space and workforce reductions to address decreasing Wireline revenue and the integration of certain functions of the Wireline and IT Services and Hardware segments.

Wireline operating income of $233.5 million declined by $22.1 million compared to 2009 as the revenue decrease from access line losses more than offset the cost reduction initiatives.

Wireless

Wireless 2010 service revenue of $269.4 million decreased by 5% compared to 2009, primarily due to 24,000 fewer subscribers. The Company believes it continued to lose subscribers in 2010 due, in part, to handset exclusivity contracts obtained by the national carriers on premium handsets, which keeps the Company from being able to sell these popular handsets to its customers. During 2010, the Company continued to focus its marketing and other resources on acquiring new subscribers who use “smartphones.” Wireless improved its handset line-up during the second half of 2010 which, in combination with aggressive marketing strategies in the fourth quarter, helped increase smartphone postpaid subscribers by 16% to 96,000 subscribers at December 31, 2010 compared to 83,000 subscribers at December 31, 2009. Smartphone subscribers now represent 27% of the Company’s postpaid subscribers and have contributed to increased data revenue per subscriber (e.g., text messaging, emails, and internet service), which partly offset a decline in voice revenue. The Company earned $11.69 per month on average from postpaid subscribers for data service in 2010 compared to $10.00 in 2009.

The Company successfully implemented sustainable cost reduction initiatives during the year to offset the decline in its subscriber base by renegotiating roaming contracts to reduce roaming costs, implementing new credit policies aimed at reducing bad debt expense, and lowering call center and IT costs through outsourcing arrangements. The cost reductions more than offset the lower postpaid service revenue resulting in a $23.3 million increase of Wireless segment operating income over 2009.

IT Services and Hardware

Sales of telecom and IT equipment, a portion of which are generated from data center customers, totaled $174.9 million during 2010, a 9% increase from 2009. This increase was primarily due to increased capital spending by business customers as the economy continued to improve in 2010 versus 2009. Professional and managed service revenues increased by $9.6 million in 2010 as the Company continued to expand upon IT outsourcing and consulting projects.

Despite the increased revenue, operating income decreased $6.4 million in 2010, due to lower margins on equipment sales and additional labor costs required to support these operations. During 2010, the IT Services and Hardware segment incurred employee separation charges of $2.8 million associated with the headcount reductions in 2010 and planned integration in 2011 of certain functions with the Wireline segment.

Results of Operations

Consolidated Overview

The financial results for 2010, 2009, and 2008 referred to in this discussion should be read in conjunction with the Consolidated Statements of Operations and Note 14 to the Consolidated Financial Statements.

2010 Compared to 2009

Consolidated revenue totaled $1,377.0 million in 2010, an increase of $41.0 million compared to $1,336.0 million in 2009. The increase was primarily due to the following:

•	$53.5 million higher revenues in the Data Center Colocation segment primarily due to the acquisition of CyrusOne in June 2010;

•	$23.4 million higher revenue in the IT Services and Hardware segment primarily due to increased telecom and IT equipment sales;

•

$20.6 million lower revenues in the Wireline segment primarily due to lower voice revenue from access line losses partially offset by increased revenue from more VoIP and Fioptics product suite subscribers; and

•	$17.8 million lower revenues in the Wireless segment primarily due to decreases in postpaid subscribers.

Operating income for 2010 was $299.3 million, an increase of $3.8 million compared to 2009. The increase was primarily due to the following:

•

$23.3 million increase in Wireless segment operating income primarily due to lower expense for handset subsidies, roaming, and third party service provider costs in addition to a loss on the sale of spectrum licenses recognized in 2009;

•	$17.2 million increase in the Data Center Colocation segment due primarily to the acquisition of CyrusOne;

•	$22.1 million decrease in Wireline segment operating income primarily due to lower revenue and higher restructuring charges;

•	$6.4 million decrease in the IT Services and Hardware segment due to higher payroll related costs and restructuring charges; and

•	$8.2 million increase in Corporate expenses primarily due to $9.1 million of acquisition costs related to the purchase of CyrusOne.

Interest expense increased to $185.2 million for 2010 compared to $130.7 million in 2009. The increase compared to last year is primarily attributable to higher debt balances to fund the acquisition of CyrusOne and to higher interest rates on recently refinanced debt.

The loss on extinguishment of debt of $46.5 million for 2010 was due to the redemption of the Company’s 8 3/8% Senior Subordinated Notes due 2014 and the repayment of the Tranche B Term Loan. The loss on extinguishment of debt of $10.3 million for 2009 was primarily due to the redemption of the Company’s 7 1/4% Senior Notes due 2013 and was partially offset by a gain on extinguishment of a portion of the Company’s 7 1/4% Senior Notes due 2023 and Cincinnati Bell Telephone Notes at an average discount of 24%. See Note 6 to the Consolidated Financial Statements for further details.

Income tax expense decreased from $64.7 million in 2009 to $38.9 million in 2010 primarily due to lower pretax income and a $7.0 million tax benefit associated with a change in valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. These decreases were partially offset by a $6.5 million charge related to tax matters associated with the refinancing of the 8 3/ 8% Subordinated Notes and an approximate $4 million charge related to a tax law change that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used approximately $7 million of federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of only $3.5 million in 2010.

2009 Compared to 2008

Consolidated revenue totaled $1,336.0 million in 2009, a decrease of $67.0 million compared to $1,403.0 million in 2008. The decrease was primarily due to the following:

•	$32.7 million lower revenues in the Wireline segment due to lower voice revenue partially offset by higher data and Fioptics revenue;

•	$35.9 million lower revenues in the IT Services and Hardware segment primarily due to lower telecom and IT equipment distribution revenue;

•	$9.1 million lower revenues in the Wireless segment primarily due to lower postpaid service revenue and lower equipment revenue; and

•	$16.0 million higher revenues in the Data Center Colocation segment primarily due to higher contracted amounts of data center space;

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

•	$2.7 million decrease in IT Services and Hardware segment due to lower IT equipment distribution revenue; and

•	$9.0 million increase in Data Center Colocation segment due to increased data center revenue.

Interest expense decreased to $130.7 million for 2009 compared to $139.7 million in 2008. The decrease was primarily attributable to lower interest rates.

The loss on extinguishment of debt of $10.3 million for 2009 was primarily due to the redemption of the Company’s 7 1/4% Senior Notes due 2013 and was partially offset by a gain on extinguishment of a portion of the Company’s 7 1/ 4% Senior Notes due 2023 and Cincinnati Bell Telephone Notes at an average discount of 24%. The gain on extinguishment of debt of $14.1 million for 2008 was due to the Company’s purchase and retirement of $108.1 million of the Company’s corporate bonds at an average discount of 14%. See Note 6 to the Consolidated Financial Statements for further details.

Other expense, net for 2008 of $3.4 million primarily resulted from unrealized losses on short-term interest rate swap contracts. The Company did not designate these swaps as hedging instruments, which resulted in the fair value loss on these instruments being recognized in earnings during each period that these instruments were outstanding.

Income tax expense decreased from $73.6 million in 2008 to $64.7 million in 2009 primarily due to lower pretax income. The Company used approximately $45 million of its federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments of only $6.0 million in 2009.

Discussion of Operating Segment Results

At December 31, 2010, the Company realigned its business segments to be consistent with changes to its management reporting system. These changes have been made primarily as a result of the acquisition of CyrusOne. All prior year periods have been recast for the revised business segment presentation. See Note 14 to the Consolidated Financial Statements for more information on Business Segments.

Wireline

The Wireline segment provides local voice telephone service and custom calling features, and data services, including high-speed internet access, dedicated network access, ATM — Gig-E based data transport, and dial-up internet access to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an ILEC in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network has full digital switching capability and can provide data transmission services to over approximately 96% of its in-territory access lines via DSL.

Outside of the ILEC territory, the Wireline segment provides these services through CBET, which operates as a CLEC in the communities north of CBT’s operating territory including the greater Dayton market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. CBET provides service through UNE-L to its customer base in the Dayton, Ohio market. The Wireline segment links the Cincinnati and Dayton geographies through its SONET, which provides route diversity via two separate paths.

In 2010, the Company continued to expand its Fioptics product suite of services, which are fiber-to-the-home products that include entertainment, high-speed internet and voice services, to limited areas in Greater Cincinnati. Since the launch of Fioptics in 2009, the Company has passed 79,000 homes, or approximately 10% of Greater Cincinnati, and has 28,100 Fioptics entertainment customers. The components of Wireline revenue were revised in 2010 to reclassify Fioptics revenue from Wireline “Other” to more descriptive Wireline revenue captions, with no impact on total Wireline revenue. All financial information presented has been revised for the revenue classification change.

The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and MPLS, VoIP services, security monitoring services, and payphone services.

Wireline, continued

(dollars in millions)	2010	2009	$ Change 2010 vs. 2009	% Change 2010 vs. 2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008
Revenue:
Voice — local service	$311.9	$347.7	$(35.8)	(10)%	$389.1	$(41.4)	(11)%
Data	283.3	284.3	(1.0)	0%	274.8	9.5	3%
Long distance and VoIP	104.4	97.1	7.3	8%	98.3	(1.2)	(1)%
Entertainment	16.7	7.7	9.0	117%	4.5	3.2	71%
Other	26.2	26.3	(0.1)	0%	29.1	(2.8)	(10)%

Total revenue	742.5	763.1	(20.6)	(3)%	795.8	(32.7)	(4)%

Operating costs and expenses:
Cost of services and products	256.8	251.6	5.2	2%	262.3	(10.7)	(4)%
Selling, general and administrative	140.1	147.0	(6.9)	(5)%	155.8	(8.8)	(6)%
Depreciation	103.0	102.9	0.1	0%	100.0	2.9	3%
Amortization	0.9	1.0	(0.1)	(10)%	1.2	(0.2)	(17)%
Restructuring	8.2	5.0	3.2	n/m	27.1	(22.1)	n/m
Operating tax settlement	—	—	—	n/m	(10.2)	10.2	n/m
Asset impairment	—	—	—	n/m	1.2	(1.2)	n/m

Total operating costs and expenses	509.0	507.5	1.5	0%	537.4	(29.9)	(6)%

Operating income	$233.5	$255.6	$(22.1)	(9)%	$258.4	$(2.8)	(1)%

Operating margin	31.4%	33.5%		(2.1) pts	32.5%		1.0 pts
Capital expenditures	$98.6	$133.0	$(34.4)	(26)%	$101.1	$31.9	32%
Metrics information (in thousands):
Local access lines	674.1	723.5	(49.4)	(7)%	779.7	(56.2)	(7)%
High-speed internet subscribers
DSL subscribers	228.9	233.8	(4.9)	(2)%	233.2	0.6	0%
Fioptics subscribers
Fiber	23.4	10.2	13.2	129%	1.2	9.0	n/m
Cable	3.8	3.6	0.2	6%	3.3	0.3	9%

	256.1	247.6	8.5	3%	237.7	9.9	4%
Fioptics entertainment subscribers
Fiber	24.0	11.1	12.9	116%	1.2	9.9	n/m
Cable	4.1	4.1	—	0%	4.1	—	0%

	28.1	15.2	12.9	85%	5.3	9.9	n/m
Long distance lines	482.8	508.3	(25.5)	(5)%	531.6	(23.3)	(4)%

2010 Compared to 2009

Revenue

Voice local service revenue includes local service, value added services, digital trunking, switched access, and information services. Voice revenue decreased in 2010 compared to 2009 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 49,700, or 8%, from 650,200 at December 31, 2009 to 600,500 at December 31, 2010. The Company believes the access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The Company had approximately 73,600 CLEC access lines at December 31, 2010, which is substantially equivalent to the prior year.

Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Revenue from Fioptics high-speed internet services increased $4.8 million in 2010 as compared to 2009 due to an increase in the subscriber base. As of December 31, 2010, the Company had 27,200 high-speed internet Fioptics customers, which is a 13,400, or 97%, increase from the December 31, 2009 total of 13,800 subscribers. These increases were primarily offset by lower DSL revenue resulting from a decline in average revenue per subscriber.

Long distance and VoIP revenue increased $7.3 million in 2010 compared to 2009. The increase was primarily attributable to an increase in VoIP and audio conferencing services provided to additional subscribers, as during 2010 the Company expanded VoIP services to Columbus, Ohio and Louisville, Kentucky. This increase was partially offset by a 7% decrease in long distance residential subscribers, which is consistent with the local voice access line loss.

Entertainment revenue increased $9.0 million in 2010 compared to 2009 primarily due to an increase in Fioptics entertainment services of $7.5 million. Fioptics entertainment subscribers increased 12,900, or 85% from 15,200 at December 31, 2009 to 28,100 at December 31, 2010. The remaining revenue increase is primarily from higher DirecTV® commissions compared to 2009.

Costs and Expenses

Cost of services and products increased $5.2 million in 2010 compared to 2009. The increase was primarily driven by higher network costs to support growth in VoIP and Fioptics revenues, $2.5 million in higher operating taxes and higher costs associated with employee health care benefits. These expenses were offset by a decrease in costs from lower wages and less pension and postretirement costs.

Selling, general and administrative expenses decreased $6.9 million in 2010 versus the prior year. The decrease for 2010 was primarily due to a $4.1 million decrease in bad debt expense, decreased costs from third party service providers and lower advertising expenses.

Restructuring charges in 2010 of $8.2 million represent $4.9 million of employee separation obligations and $3.3 million of charges for future lease costs on abandoned office space.

Restructuring expenses for 2009 primarily resulted from $10.5 million for employee separation obligations and amortization of pension and postretirement special termination benefits of $2.1 million related to the 2007 and 2008 early retirement offers, offset by a curtailment gain of $7.6 million due to changes in the pension and postretirement plans announced in February 2009. See Notes 9 and 10 to the Consolidated Financial Statements for further information.

2009 Compared to 2008

Revenue

Voice revenue decreased in 2009 compared to 2008 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 58,300, or 8%, from 708,500 at December 31, 2008 to 650,200 at December 31, 2009. The Company partially offset its access line loss in its ILEC territory by continuing to target voice services to residential and business customers in its CLEC territory. The Company had approximately 73,300 CLEC access lines at December 31, 2009, which was a 3% increase from December 31, 2008.

Data revenue increased $9.5 million in 2009 compared to 2008 primarily from higher data transport revenue, which increased primarily due to increased usage by third party users, and higher revenue from Fioptics high-speed internet services. The Company’s Fioptics high-speed internet subscriber base increased from 4,500 at December 31, 2008 to 13,800 at December 31, 2009.

Long distance and VoIP revenue decreased $1.2 million in 2009 compared to 2008. Lower minutes of use for long distance and audio conferencing equated to a $6.6 million decrease in revenue for 2009. The decrease in long distance subscribers was due to a 6% decline in residential lines, consistent with the access line loss. The revenue decrease from long distance and audio conferencing was partially offset by growth in revenue from VoIP and broadband services.

Entertainment revenue increased $3.2 million in 2009 versus the prior year. The increase in Fioptics entertainment subscribers from 5,300 at December 31, 2008 to 15,200 at December 31, 2009, contributed to a $3.7 million increase in revenue. This increase was partially offset by $0.5 million decrease in DirecTV® commission revenue.

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

Cost of services and products decreased by $10.7 million in 2009 compared to 2008. The decrease in cost of services and products as a result of the initiatives described above, additional payroll cost decreases related to initiatives implemented in 2008 and lower operating taxes of $3.4 million were partially offset by an increase in network costs of $5.6 million, primarily to support the growth in VoIP, broadband and Fioptics services, and additional pension expense of $7.2 million associated with pension asset losses.

Selling, general and administrative expenses decreased $8.8 million in 2009 versus the prior year. The decrease resulting from the initiatives as discussed above and additional payroll cost decreases were partially offset by an increase in pension expense of $3.9 million associated with pension asset losses and a $1.7 million increase in bad debt expense.

Restructuring charges of $5.0 million for 2009 resulted primarily from the following:

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

Restructuring expenses for 2008 resulted from restructuring plans announced in 2007 and the first quarter of 2008 to reduce costs and increase operational efficiencies. See Notes 9 and 10 to the Consolidated Financial Statements for further information.

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

(dollars in millions, except for operating metrics)	2010	2009	$ Change 2010 vs. 2009	% Change 2010 vs. 2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008
Revenue:
Service	$269.4	$284.3	$(14.9)	(5)%	$290.5	$(6.2)	(2)%
Equipment	19.8	22.7	(2.9)	(13)%	25.6	(2.9)	(11)%

Total revenue	289.2	307.0	(17.8)	(6)%	316.1	(9.1)	(3)%

Operating costs and expenses:
Cost of services and products	137.4	161.6	(24.2)	(15)%	162.6	(1.0)	(1)%
Selling, general and administrative	61.1	68.2	(7.1)	(10)%	70.7	(2.5)	(4)%
Depreciation	32.4	37.9	(5.5)	(15)%	33.4	4.5	13%
Amortization	1.0	1.5	(0.5)	(33)%	2.1	(0.6)	(29)%
Restructuring	1.0	—	1.0	n/m	0.5	(0.5)	n/m
Loss on sale of asset	—	4.8	(4.8)	n/m	—	4.8	n/m

Total operating costs and expenses	232.9	274.0	(41.1)	(15)%	269.3	4.7	2%

Operating income	$56.3	$33.0	$23.3	71%	$46.8	$(13.8)	(29)%

Operating margin	19.5%	10.7%		8.8 pts	14.8%		(4.1) pts
Capital expenditures	$11.7	$34.9	$(23.2)	(66)%	$50.3	$(15.4)	(31)%
Metrics information:
Postpaid ARPU*	$49.79	$48.56	$1.23	3%	$48.69	$(0.13)	0%
Prepaid ARPU*	$29.58	$28.64	$0.94	3%	$26.56	$2.08	8%
Postpaid subscribers (in thousands)	351.2	379.1	(27.9)	(7)%	403.7	(24.6)	(6)%
Prepaid subscribers (in thousands)	157.8	154.0	3.8	2%	146.9	7.1	5%
Average postpaid churn	2.1%	2.2%		(0.1) pts	2.1%		0.1 pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2010 Compared to 2009

Revenue

Service revenue decreased by $14.9 million during 2010 as compared to last year primarily due to the following:

•

Postpaid service revenue decreased $13.5 million primarily as a result of a 7% decrease in subscribers. The Company believes it continued to lose subscribers in 2010 due in part to its national competitors having handset exclusivity contracts, such as the iPhoneTM, which kept the Company from being able to sell these popular handsets to its customers. The Company continued to focus its marketing efforts on smartphones in 2010, which promotes increased data usage and resulting data ARPU. At December 31, 2010, the Company had 96,000 postpaid smartphone subscribers compared to 83,000 postpaid smartphone subscribers at December 31, 2009. The increase in smartphone subscribers increased data usage, and the Company earned $11.69 of data ARPU in 2010 compared to $10.00 in 2009. However, total ARPU remained steady as the decline in voice revenue per subscriber due to fewer minutes of use offset the 17% increase in data ARPU;

•	Prepaid service revenue increased $2.9 million compared to 2009 primarily due to an increase in ARPU of $0.94, which resulted from the focus on marketing higher value rate plans; and

•

Other service revenue decreased $4.3 million due to lower tower rent revenue resulting from the sale of wireless towers in December 2009. The lower rent revenue was offset by lower costs associated with the towers as discussed below.

Equipment revenue for 2010 decreased $2.9 million from $22.7 million in 2009 to $19.8 million in 2010 primarily due to lower subscriber activations and less handset upgrades.

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $24.2 million during 2010 versus the prior year period. The decrease was primarily attributable to a $10.1 million decrease in roaming costs due to renegotiated rates and lower minutes of use, lower handset subsidies of $5.0 million primarily due to lower activations and less handset upgrades, a $4.3 million decrease in third party service provider and internal labor costs due to outsourcing and cost reduction initiatives, and lower costs due to the sale of wireless towers in December 2009.

Selling, general and administrative expenses decreased $7.1 million for 2010 compared to 2009, primarily due to a $2.9 million decrease in bad debt expense, a $2.9 million decrease in third party service provider and internal labor costs due to outsourcing and cost reduction initiatives, as well as lower commissions due to decreased revenues.

The decrease in depreciation expense of $5.5 million is primarily associated with the sale of wireless towers in the fourth quarter of 2009. The decrease in amortization expense from the prior year is due to the Company’s accelerated amortization methodology.

In the fourth quarter of 2010, Wireless incurred a $1.0 million restructuring charge primarily for employee separation costs.

During 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

2009 Compared to 2008

Revenue

Service revenue decreased by $6.2 million during 2009 as compared to 2008 primarily due to the following:

•

Postpaid service revenue decreased $7.3 million primarily due to a decrease in subscribers. The Company’s monthly subscriber churn increased from 2.1% in 2008 to 2.2% in 2009. The Company believes it lost subscribers in 2009 due to the Company’s tightening of credit standards and increased competition in part driven by handset exclusivity contracts obtained by national competitors. ARPU remained steady as a decline in voice revenue offset a 25% increase in data ARPU, as more customers are using smartphones. At December 31, 2009, the Company had 83,000 smartphone subscribers, which represented 22% of its postpaid subscribers, compared to 11% at December 31, 2008; and

•	Prepaid service revenue increased $1.1 million compared to 2008 primarily due to an increase in ARPU of $2.08, which resulted from the focus on marketing higher value rate plans.

Equipment revenue for 2009 decreased $2.9 million from $25.6 million in 2008 to $22.7 million in 2009 primarily due to lower postpaid subscriber activations partially offset by higher handset revenue per unit.

Costs and Expenses

Cost of services and products decreased $1.0 million during 2009 versus the prior year period. The decrease was primarily attributable to lower operating taxes of $2.8 million and a $1.3 million decrease in third party service provider costs. These decreases were offset by a $3.4 million increase in handset costs, primarily due to increased Company handset subsidies to attract new smartphone customers.

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

During 2009, the Company recognized a loss of $4.8 million on sale of spectrum assets for areas outside of its Cincinnati and Dayton operating territories.

Data Center Colocation

On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas, for approximately $526 million, net of cash acquired. As a result, CyrusOne is now a wholly-owned subsidiary of the Company. The Company funded the purchase with borrowings and available cash. See Note 2 to the Consolidated Financial Statements for further information.

The Data Center Colocation segment provides large enterprise customers with outsourced data center operations, including all necessary redundancy, security, power, cooling, and interconnection.

Capital expenditures for the Data Center Colocation segment totaled $31.1 million in 2010. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside of its traditional operating territory, to support this growth.

(dollars in millions)	2010	2009	$ Change 2010 vs. 2009	% Change 2010 vs. 2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008
Revenue	$125.3	$71.8	$53.5	75%	$55.8	$16.0	29%

Operating costs and expenses:
Cost of services	39.2	30.1	9.1	30%	24.9	5.2	21%
Selling, general and administrative	15.9	9.7	6.2	64%	11.7	(2.0)	(17)%
Depreciation	25.2	13.8	11.4	83%	10.0	3.8	38%
Amortization	9.4	1.2	8.2	n/m	1.2	—	0%
Restructuring	1.4	—	1.4	n/m	—	—	n/m

Total operating costs and expenses	91.1	54.8	36.3	66%	47.8	7.0	15%

Operating income	$34.2	$17.0	$17.2	101%	$8.0	$9.0	113%

Operating margin	27.3%	23.7%		3.6 pts	14.3%		9.4 pts
Capital expenditures	$31.1	$23.0	$8.1	35%	$74.5	$(51.5)	(69)%
Metrics information:
Data center capacity (in square feet)	639,000	446,000	193,000	43%	412,000	34,000	8%
Utilization rate*	88%	87%		1 pt	94%		(7) pts

*	The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

2010 Compared to 2009

Revenue

Data center services revenue consists primarily of recurring colocation rents from customers using the Company’s data center facilities. Revenue increased $53.5 million in 2010 as compared to 2009 primarily due to the acquisition of CyrusOne in June 2010, which had revenue of $45.0 million since its acquisition, and 161,000 square feet of utilized data center space at the 2010 year-end. Additionally, the Cincinnati-based data center operations generated increased revenue in 2010 as compared to 2009 due to a full year of revenue from its Lebanon facility which was opened at the end of the first quarter of 2009 and from a 12,000 square feet increase in its utilized data center space at December 31, 2010 compared to the prior year-end.

Costs and Expenses

Cost of services and selling, general and administrative costs increased in 2010 compared to 2009 by $9.1 million and $6.2 million, respectively, primarily to support growth in data center revenues from the CyrusOne acquisition and expansion of the Cincinnati-based operations, including higher data center facility costs and payroll-related costs. CyrusOne cost of services was $11.8 million and selling, general and administrative costs were $5.6 million since its acquisition.

The increase in depreciation and amortization expense for 2010 compared to 2009 was primarily due to the assets acquired from the CyrusOne acquisition in June 2010. Depreciation and amortization expense for CyrusOne was $8.5 million and $8.1 million, respectively, in 2010. A restructuring charge of $1.4 million was incurred in 2010 for payments to be made in order to conform the Cincinnati-based operation’s commission incentive program to the CyrusOne program.

2009 Compared to 2008

Revenue

Data center services revenue increased $16.0 million in 2009 as compared to 2008 primarily due to increased billable data center space. In particular, the Company’s Lebanon data center facility was opened at the end of the first quarter of 2009 and contributed 19,000 square feet of utilized data center space. The utilized space associated with the legacy data center operations decreased by 28,000 square feet in 2009, but the revenue per square foot increased due to customer renegotiations, maintaining consistent revenue for 2009 compared to 2008 for this legacy space.

Costs and Expenses

Cost of services increased $5.2 million in 2009 compared to 2008 primarily due to higher data center facility costs and higher payroll related costs to support the growth in data center revenues.

Selling, general and administrative expenses decreased by $2.0 million in 2009 versus the prior year, primarily due to decreases in long-term incentive compensation costs.

The increase in depreciation expense for 2009 compared to 2008 was primarily due to capital expenditures in recent years associated with expanding data center capacity.

IT Services and Hardware

The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple states through the Company’s subsidiaries, Cincinnati Bell Technology Solutions Inc. (“CBTS”), CBTS Canada Inc., and CBTS Software LLC. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

(dollars in millions)	2010	2009	$ Change 2010 vs. 2009	% Change 2010 vs. 2009	2008	$ Change 2009 vs. 2008	% Change 2009 vs. 2008
Revenue:
Telecom and IT equipment distribution	$174.9	$161.1	$13.8	9%	$201.2	$(40.1)	(20)%
Managed services	55.1	49.4	5.7	12%	49.7	(0.3)	(1)%
Professional services	24.7	20.8	3.9	19%	16.3	4.5	28%

Total revenue	254.7	231.3	23.4	10%	267.2	(35.9)	(13)%

Operating costs and expenses:
Cost of services and products	202.6	182.1	20.5	11%	219.1	(37.0)	(17)%
Selling, general and administrative	37.7	32.3	5.4	17%	28.2	4.1	15%
Depreciation	6.9	5.8	1.1	19%	5.3	0.5	9%
Amortization	0.4	0.4	—	0%	0.5	(0.1)	(20)%
Restructuring	2.8	—	2.8	n/m	0.7	(0.7)	n/m

Total operating costs and expenses	250.4	220.6	29.8	14%	253.8	(33.2)	(13)%

Operating income	$4.3	$10.7	$(6.4)	(60)%	$13.4	$(2.7)	(20)%

Operating margin	1.7%	4.6%		(2.9) pts	5.0%		(0.4) pts
Capital expenditures	$8.3	$3.8	$4.5	118%	$4.3	$(0.5)	(12)%

2010 Compared to 2009

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Revenue from telecom and IT equipment distribution increased by $13.8 million in 2010 versus 2009 primarily due to higher hardware sales and increased capital spending by business customers from the prior year as a result of the improving economy in 2010.

Managed services revenue consists of revenue for managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. Managed services revenue increased by $5.7 million in 2010 versus 2009, due primarily to an increase in services provided to one of the Company’s largest customers of $5.2 million.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for 2010 increased by $3.9 million compared to 2009, as the Company continued to expand its portfolio of IT professionals to grow these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $20.5 million in 2010 compared to 2009 primarily due to an $11.5 million increase related to higher telecom and equipment distribution revenue and higher payroll related costs to support the growth in managed services and professional services revenues.

Selling, general and administrative expenses increased by $5.4 million in 2010 compared to 2009. The increase in 2010 was due to an increase of $6.1 million in payroll and employee related costs to support the growing operations.

The increase in depreciation expense for 2010 compared to 2009 was primarily due to the increased capital expenditures to support the expansion of managed services and professional services projects.

During 2010, the IT Services and Hardware segment incurred employee separation charges of $2.8 million associated with the integration of certain functions with the Wireline segment.

2009 Compared to 2008

Revenue

Revenue from telecom and IT equipment distribution decreased by $40.1 million in 2009 versus 2008 primarily as a result of lower capital spending by business customers, particularly in the first half of 2009, due to the significant decline in the economy.

Professional services revenue for 2009 increased by $4.5 million compared to 2008. The Company expanded its team of recruiting and hiring personnel in order to focus on selling these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products decreased by $37.0 million in 2009 compared to 2008 primarily related to lower telephony and IT equipment distribution revenue.

Selling, general and administrative expenses increased by $4.1 million in 2009 compared to 2008. The increase in 2009 was primarily due to an increase in payroll and employee related costs to support the growing operations and contract services.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $29.0 million in 2010, $20.8 million in 2009, and $21.4 million in 2008.

2010 Compared to 2009

The increase in corporate costs of $8.2 million from 2009 is primarily due to $9.1 million of acquisition costs on the purchase of CyrusOne and higher payroll and related costs. These cost increases were partially offset by lower stock-based compensation costs. The mark-to-market impact for the cash-payment compensation plans that are indexed to the change in the Company’s stock price was $1.0 million of income in 2010.

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

The Company’s Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

The Company’s primary sources of cash are generated by operations and borrowings from its Corporate revolving and accounts receivable credit facilities. The Company generated $300.0 million, $265.6 million, and $403.9 million of cash flows from operations in 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had $364.2 million of short-term liquidity, comprised of $77.3 million of cash and cash equivalents, $186.9 million of undrawn capacity on the Corporate credit facility, and $100.0 million of unused capacity on the accounts receivable securitization facility.

The Company’s financial strength and ability to obtain financing for its operations was evident in 2010 through the completion of the following transactions:

•

Issuance of $625 million of 8 3/4% Senior Subordinated Notes due 2018, the proceeds from which were primarily used to redeem all outstanding 8 3/8% Senior Subordinated Notes due 2014 totaling $560 million. This issuance of 8 3/4% Senior Subordinated Notes due 2018 and redemption of 8 3/8% Senior Subordinated Notes due 2014 effectively extended the Company’s subordinated bond maturities for an additional four years at an appropriate and acceptable fixed rate.

•

Entrance into a new bank Credit Agreement used to acquire CyrusOne, which included a new Corporate revolving credit facility and a $760 million secured term loan credit facility. The new Corporate revolving credit facility replaced the existing Corporate revolving credit facility, which would have expired in August 2012. The new Corporate revolving credit facility has a $210 million revolving line of credit and terminates in June 2014. The new revolving credit facility is funded by 11 different financial institutions with no financial institution having more than 15% of the total facility. The interest rate on its Corporate revolving credit facility is variable and was about 5.25% in 2010, which the Company believes is an appropriate and acceptable financing cost. As of December 31, 2010, the Company had no outstanding borrowings and $23.1 million letters of credit outstanding under its revolving credit facility, leaving $186.9 million of additional borrowing availability under this facility. The secured term loan portion of the credit facility was repaid as discussed below.

•

Issuance of $775 million of 8 3/8% Senior Notes due 2020, the proceeds from which were primarily used to repay the outstanding secured term loan facility issued as part of the new bank credit agreement discussed above totaling $756.2 million. This issuance of 8 3/8% Senior Notes due 2020 effectively extended the Company’s debt maturities for an additional three years at an appropriate and acceptable fixed rate.

•	Renewal of the Receivables Facility in June 2010. The Company chose to decrease the available capacity from $115 million to $100 million.

These financings have extended the Company’s debt maturities such that the Company has no significant debt maturities until its 7% Senior Notes are due in 2015. However, if needed, the Company believes that additional sources of liquidity are available to it, including access to public debt or equity markets.

Uses of cash include capital expenditures, repayments and repurchases of debt and related interest, repurchases of common shares, dividends on preferred stock, and business acquisitions. In 2010, 2009, and 2008, the Company made capital expenditures of $149.7 million, $195.1 million, and $230.9 million, respectively. A large portion of the Company’s capital expenditures is discretionary for revenue growth and would not be required in the future to sustain the Company’s current level of operations.

In 2010, 2009, and 2008, the Company made total debt repayments of $1,554.5 million, $506.5 million, and $105.7 million, respectively, to refinance and extend maturities on existing debt and, to a lesser extent, to opportunistically repurchase debt at attractive prices prior to their scheduled maturities. It is possible that the Company will use a portion of its cash flows for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to its scheduled maturity. Additionally, the Company’s Receivables Facility, under which the Company had no outstanding borrowings at December 31, 2010 and is described further in Note 6 to the Consolidated Financial Statements, is subject to renewal annually. While the Company expects to continue to renew this facility, the Company would be required to use cash, Corporate revolving credit facility borrowing capacity, or other borrowings to repay any outstanding balance on the Receivables Facility if it were not renewed.

In February 2010, the Board of Directors approved a plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company repurchased approximately 4 million shares of its common stock for $10 million in 2010, leaving $140 million available to repurchase shares under this plan. The Company may repurchase shares, when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities. This new plan does not have a stated maturity.

In February 2008, the Company’s Board of Directors authorized the repurchase of the Company’s outstanding common stock in an amount up to $150 million over 2008 and 2009. The Company completed this program in 2009, repurchasing $73.2 million of common stock in 2009 and $76.8 million in 2008. In total, the Company repurchased $160 million of shares or 21% of common shares outstanding at December 31, 2007.

The Company believes that its cash on hand, operating cash flows, its revolving credit and accounts receivable facilities and other available debt and equity financing, will be adequate to meet investing and financing needs for 2011.

Long-term view, including debt covenants

In addition to the uses of cash described in the Short-term view above, the Company has obligations that come due after 2011, including debt maturities which begin in 2015 and approximately $246 million of estimated cash contributions to its qualified pension plans during the years 2011 to 2017 based on current legislation and current actuarial assumptions (see Contractual Obligations table below).

The Corporate revolving credit facility, which expires in June 2014, contains financial covenants that require the Company to maintain certain leverage, interest coverage, and fixed charge ratios. The facility also has certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance and expects to remain in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance and expects to remain in compliance with its public debt indentures.

The Company’s most restrictive covenants are generally included in its Corporate credit facilities. In order to continue to have access to the amounts available to it under the Corporate revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenants as of and for the year ended December 31, 2010:

Consolidated Total Leverage Ratio (dollars in millions)
Consolidated Total Leverage Ratio as of December 31, 2010	4.82
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$533.2
Consolidated EBITDA clearance over compliance threshold	$88.9

Consolidated Fixed Charge Coverage Ratio (dollars in millions)
Fixed Charge Coverage Ratio as of December 31, 2010	1.66
Minimum ratio permitted for compliance	1.00
Fixed Charges clearance over compliance threshold	$136.2
Consolidated EBITDA clearance over compliance threshold	$136.2

Definitions and components of calculations are detailed in the bank credit agreement and can be found in the Form 8-K filed June 11, 2010.

In various issuances of the Company’s public debt indentures, the Company has a financial covenant that permits the incurrence of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make restricted payments would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of December 31, 2010, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio.

The Company believes that cash on hand, operating cash flows, its revolving credit and accounts receivable facilities, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future. However, uncertainties related to the local, U.S. and global economies and the financial markets, particularly if these economies and financial markets are in disarray when the debt matures and other obligations are due, could prevent the Company from refinancing those liabilities at terms that are as favorable as those previously enjoyed, at terms that are acceptable to the Company, or at all.

Reasons for Debt and Accumulated Deficit

As of December 31, 2010, the Company had $2.5 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business over the period of 1999 to 2002, which caused outstanding indebtedness and accumulated deficit to reach their respective year-end peaks of $2.6 billion and $4.9 billion at December 31, 2002. This broadband business was sold in 2003.

Cash Flow

2010 Compared to 2009

Cash provided by operating activities in 2010 totaled $300.0 million, an increase of $34.4 million compared to the $265.6 million provided by operating activities in 2009. The increase was driven by a 2009 cash contribution of $58.4 million to the Company’s pension and postretirement plans and a one-time 2009 prepayment of $24.2 million to the medical trust for active employees. These increases were partially offset by higher interest payments of $40.4 million as result of higher debt balances for the CyrusOne acquisition and higher interest rates on the debt refinancings, and $13.2 million received in 2009 related to the settlement and termination of interest rate swaps in 2009.

Cash flow utilized for investing activities increased by $581.7 million to $675.5 million during 2010 as compared to $93.8 million for 2009. The increase was primarily due to cash paid for the acquisition of CyrusOne in June of approximately $526 million. In 2009, the Company sold substantially all of its wireless towers for $99.9 million. The Company also sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories in 2009 for $6.0 million. Capital expenditures were $45.4 million lower for 2010 versus 2009 due to lower Wireless and Wireline network spending.

Cash flow provided by financing activities for 2010 was $429.8 million compared to a use of $155.5 million during 2009. In the first quarter of 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018. The net proceeds of $616.2 million were used in April 2010 to redeem the $560 million outstanding 8 3/8% Senior Subordinated Notes due 2014 plus accrued and unpaid interest and call premium. In the second quarter of 2010, the Company entered into a $760 million secured term loan credit facility (“Tranche B Term Loan”) due 2017. The net proceeds from the Tranche B Term Loan of $737.2 million were used to repay the Company’s previous credit facility of $204.3 million, to fund the acquisition of CyrusOne, and to pay related fees and expenses. In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020. The net proceeds of $779.3 million including debt premium were used to repay the secured term loan facility totaling $756.2 million and to pay related fees and expenses. The Company paid $42.6 million of debt issuance costs related to the various issuances of these debt instruments in 2010. The Company also repaid $85.9 million of borrowings under the Receivables Facility in 2010 and repurchased approximately 4 million shares of common stock for $10.0 million in 2010.

In 2009, the Company issued $500 million of 8 1/4% Senior Notes. The net proceeds were used in part to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. The Company also purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/ 4% Senior Notes due 2023 at an average discount of 24%. The Company paid $15.3 million of debt issuance costs related to the issuance of the 8 1/4% Senior Notes and to amend and extend the term of the Corporate revolving credit facility. In 2009, the Company also repurchased $73.2 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit and receivables facilities decreased $62.1 million in 2009. For both 2010 and 2009, the Company paid preferred stock dividends of $10.4 million.

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

Cash flow utilized for investing activities decreased $156.7 million to $93.8 million during 2009 as compared to $250.5 million for 2008. In 2009, the Company sold substantially all of its wireless towers for $99.9 million. The Company also sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million. In 2008, the Company paid $21.6 million related to the acquisition of businesses, $18.1 million of which related to the purchase of eGIX. Capital expenditures were $35.8 million lower for 2009 versus 2008 due to lower expenditures for data center facilities and the Company’s construction of its 3G wireless network in 2008, partially offset by an increase in Wireline capital expenditures for its fiber network.

Cash flow used in financing activities for 2009 was $155.5 million compared to $172.8 million during 2008. In 2009, the Company issued $500 million of 8 1/4% Senior Notes. The net proceeds were used in part to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. The Company also purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/ 4% Senior Notes due 2023 at an average discount of 24%. The Company paid $15.3 million of debt issuance costs related to the issuance of the 8 1/4% Senior Notes and to amend and extend the term of the Corporate credit facility. In 2009, the Company also repurchased $73.2 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit and receivables facilities decreased $62.1 million in 2009. In 2008, the Company purchased and extinguished $108.1 million of 8 3/8% Subordinated Notes, 7 1/4% Senior Notes due 2013 and 7% Senior Notes at an average discount of 14% and repurchased $76.8 million of the Company’s common stock as part of its two-year $150 million common stock repurchase plan. Borrowings under the Corporate credit facility increased $18.0 million during 2008. For both 2009 and 2008, the Company paid preferred stock dividends of $10.4 million.

Future Operating Trends

Wireline

The Company suffered an 8% loss of ILEC access lines in 2010 as some customers elected to use wireless communication in lieu of the traditional local service, purchase service from other providers, or service was disconnected due to non-payment. The Company believes these same factors will continue to affect its operations in future years. Credit-related disconnections represented 31% of total ILEC consumer access line losses in 2010, and the Company believes this level of credit-related disconnections will continue in 2011.

The Company has been successful at partially offsetting revenue reductions from access line losses with additional revenue from the Fioptics products. High-speed internet subscribers have increased by 8,500 in 2010 and 9,900 in 2009. This increase in 2010 is a result of the increased construction of the Company’s Fioptics fiber-to-the-home products, which offers one of the fastest internet speeds in the Company’s operating territory. At year-end 2010, the Company had 27,200 Fioptics high-speed internet subscribers which represents an increase of 13,400 subscribers from the prior year. However, the number of the DSL subscribers is declining because the Company’s operating territory is saturated with customers that already have high-speed internet service, and the DSL speeds in some areas may not be as fast as other high-speed internet technologies available, such as Fioptics.

In addition, the Company’s Fioptics fiber-to-the-home product suite also offers entertainment and voice services. At year-end 2010, the Company passed and can provide Fioptics service to 79,000 homes, and had 28,100 entertainment, 27,200 high-speed internet, and 16,800 voice Fioptics customers. The penetration rate of this product is about 30% after a one-year period following construction in a particular neighborhood. The Company expects the number of Fioptics customers to increase in 2011 and plans to expand its fiber network in 2011. Additionally, the Company believes the technology for Internet protocol television (“IPTV”) has evolved such that a robust entertainment service can be provided to customers over DSL with minimal network upgrading in many residential areas. The Company’s entertainment plans in 2011 include a combination of fiber-to-the-home construction and DSL network upgrades to provide IPTV service.

Long distance and VoIP revenues will be impacted by several factors. As noted above, customers may disconnect local voice service for various reasons. In doing so, customers that have both the Company’s local voice and long distance service are likely to disconnect long distance service as well. Also, as noted above, some customers have disconnected wireline service in order to use service from other providers. These other providers are normally providing VoIP service, which the Company offers to business customers. The Company believes its VoIP operations will continue to expand as business customers look for alternatives to traditional ILEC-based operations and the VoIP technology continues to improve.

Wireless

Wireless postpaid revenue in the future is likely to be affected by data ARPU increases, as more customers begin using data services and smartphones. The Company’s data ARPU has increased from $8.02 in 2008 to $10.00 in 2009 and to $11.69 in 2010. Given the Company’s focus on increasing smartphone subscribers, the Company expects data ARPU to increase in 2011. However, the Company believes postpaid ARPU will remain flat to 2010 as any data ARPU increase may be offset by lower voice revenue, consistent with the lower voice minutes of use per subscriber experienced in 2010.

Wireless postpaid subscribers decreased by 27,900 in 2010. The Company believes it lost subscribers in 2010 due to increased competition, in part driven by handset exclusivity contracts, such as the iPhoneTM, which keeps the Company from being able to sell these popular handsets to its customers. The Company’s operating territory is well-saturated with existing wireless cell phone users. Future subscriber increases are more likely to come from increasing market share, as opposed to acquiring a customer who has never had a cell phone. The Company’s competitors are well-established, and increases in market share are difficult to attain. The Company believes it is likely in 2011 that competition will be fierce, and its competitors will continue to have exclusivity contracts on the most popular handsets, which could result in further postpaid subscriber decreases in 2011. Improvements in CBW net subscriber losses would need to come from a higher level of gross activations resulting from enhanced communication regarding CBW’s strong network, the value proposition of its wireless voice and data plans, and outstanding customer service. The Company believes average postpaid churn will remain at the same levels as experienced in 2010.

Data Center Colocation

Revenues from data center colocation increased by 75% in 2010 and 29% in 2009. On June 11, 2010, the Company purchased Cyrus Networks, LLC, a data center operator based in Texas, for approximately $526 million, net of cash acquired.

Data center colocation is a high-growth industry due to the increased need for cost-efficient facilities to run IT-intensive applications to support the explosion in internet-based services, including cloud computing, hosted software solutions, and software-as-a-service applications. The Company views the demand for data center colocation services as growing by at least 15% in 2011 and believes that it can attain at least this level of growth in its operations.

In 2011, the Company intends to continue to pursue additional customers and growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.

IT Services and Hardware

Revenue from equipment distribution increased 9% in 2010 and decreased 20% in 2009. These customer purchases generally represent large capital purchases that are, to some extent, discretionary. That is, in periods of fiscal restraint, a customer may defer these capital purchases for IT and telephony equipment and, instead, use its existing equipment for a longer period of time. The Company experienced a recovery of sorts in 2010 as compared to the slow-down of these purchases in 2009, which the Company believes is largely due to the financial crisis in the worldwide financial markets experienced in 2009. As the economy began to recover in 2010, revenue from equipment distribution began to increase. The Company expects that a recovering economy could help increase demand for IT and telephony equipment in 2011.

Growth in managed services and professional services is somewhat dependent on the level of Company investment in these product services. Professional services require a “bench” of highly technical IT consultants that are available for customer projects, many times on an ad hoc basis. Managed services often requires upfront IT investment by the Company in order to realize a stream of recurring revenue from customers. The Company continues to invest in these services, but acknowledges that the primary portion of its investment resources will be put toward data center opportunities primarily outside of Cincinnati, Ohio and, to a lesser extent, Fioptics construction, such that growth in 2011 in managed services and professional services will likely be limited.

Business and Consumer Customers

As noted previously in Item 1 under “Customers,” the Company’s revenue from consumer access line customers has decreased as a percentage of its total revenue, and revenue from other products, such as data center service for business customers, has increased. The Company expects these trends to continue. Because a large portion of the costs associated with the Company’s wireline voice service to consumers are fixed network costs, continued productivity improvements will be necessary and may likely be difficult to continue to achieve in order for the Company to reduce its costs at the same rate as the revenue losses associated with consumer access line loss. Conversely, the costs associated with the Company’s business growth products are largely variable in nature. For example, the construction of new data centers is required to continue business revenue growth for this service. The Company believes it has largely been successful in the past several years at maintaining revenue and profitability in the face of high margin consumer access line loss and lower margin business revenue growth, and it will need to continue to be innovative with new products and services for both consumers and business customers as well as achieve productivity gains for this success to continue in future years.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2010:

(dollars in millions)	Payments Due by Period
	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt (1)	$2,396.7	$0.5	$0.9	$247.8	$2,147.5
Capital leases	133.4	16.0	18.1	8.4	90.9
Interest payments on long-term debt and capital leases (2)	1,739.1	204.5	406.2	388.9	739.5
Noncancelable operating lease obligations	42.8	11.7	17.7	11.5	1.9
Purchase obligations (3)	61.8	55.7	5.8	0.3	—
Pension and postretirement benefits obligations (4)	288.3	47.5	96.6	94.0	50.2
Other liabilities (5)	56.1	14.2	19.2	10.2	12.5

Total	$4,718.2	$350.1	$564.5	$761.1	$3,042.5

(1)	Long-term debt excludes net unamortized discounts and the unamortized call amounts received on terminated interest rate swaps.
(2)	Interest payments on long-term debt and capital leases include interest obligations assuming no early payment of debt in future periods. All of the Company’s outstanding balances at December 31, 2010 are fixed rate to maturity.
(3)	Purchase obligations primarily consist of amounts under open purchase orders and other purchase commitments.
(4)	Included in pension and postretirement benefit obligations are payments for the Company’s postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2011 include $22.1 million of expected cash contributions for postretirement benefits. Although the Company currently expects to continue operating the plans past 2011, its contractual obligation related to postretirement benefits only extends through the end of 2011. Amounts for 2011 through 2017 include approximately $246 million of estimated cash contributions to its qualified pension plans, with $23.4 million expected to be contributed in 2011. The Company’s expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, the legislation or actuarial assumptions will also affect the expected contribution amount.
(5)	Includes contractual obligation payments primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, other financing lease obligations, and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2010. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $23.1 million as of December 31, 2010. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for indemnification amounts recorded in relation to the sale of its national broadband business in 2003, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets.

Warrants

As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 (“16% Notes”), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. Of the total gross proceeds received for the 16% Notes, $47.5 million was allocated to the fair value of the warrants using the Black-Scholes option-pricing model. The value less applicable issuance costs was recorded to “Additional paid-in capital” in the Consolidated Balance Sheet. There were no exercises of warrants in 2010, 2009, or 2008.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses.

The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of long-lived assets;

•	accounting for business combinations;

•	accounting for taxes;

•	accounting for pension and postretirement expenses; and

•	accounting for termination benefits.

The Company’s senior management has discussed the critical accounting policies and estimates with the Audit and Finance Committee. The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements.

Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Wireline — Revenue from local telephone, special access, and internet product services, which are billed monthly prior to performance of service, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Long distance and switched access are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as long distance and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

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

Wireless — Postpaid wireless and reciprocal compensation are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Revenue from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided.

Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are in excess of the related handset and activation revenue.

Data Center Colocation — Data center colocation services consist primarily of recurring revenue streams from rent of data center space, power, cabinets and cages. These recurring revenue streams are generally billed monthly in advance and may have escalating payments over the term of the contract. In such arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis over the contract term unless the pattern of service indicates otherwise.

Data center colocation services can also include revenues from non-recurring revenue streams. Non-recurring revenue for services or products that are separate units of accounting are recognized as revenue consistent with the Company’s policy for arrangements with multiple deliverables presented above. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are not considered separate units of accounting and therefore revenues and associated costs are deferred and recognized ratably over the estimated term of the customer relationship unless pattern of service indicates otherwise.

Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits.

IT Services and Hardware — IT Services and Hardware professional services, including product installations, are recognized as the service is provided. The IT Services and Hardware segment also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is deferred and recognized ratably over the term of the underlying customer contract.

The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance.

The Company is a reseller of IT and telephony equipment and considers the gross versus net revenue recording criteria of ASC 605, such as title transfer, risk of product loss, and collection risk. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by IT Services and Hardware. If the rebate is earned and the amount is determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in ASC 985, “Software,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the sale of IT equipment, and also customers to which it provides both the IT equipment and the installation service. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the revenue from the sale of IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Accounting for Allowances for Uncollectible Accounts Receivable — The Company established the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. The Company believes its allowance for uncollectible accounts is adequate based on these methods, as the Company has not had unfavorable experience with its estimation methods. However, if one or more of the Company’s larger customers were to default on its accounts receivable obligations or if general economic conditions in the Company’s operating area deteriorated, the Company could be exposed to potentially significant losses in excess of the provisions established. Substantially all of the Company’s outstanding accounts receivable balances are with entities located within its geographic operating areas. Regional and national telecommunications companies account for most of the remainder of the Company’s accounts receivable balances. The Company has receivables with one large customer that exceeds 10% of the Company’s outstanding accounts receivable balance.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — Pursuant to ASC 350, “Intangibles — Goodwill and Other,” goodwill and intangible assets not subject to amortization are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

The Company estimated the fair value of the respective reporting units based on consideration of the expected future cash flows generated by the reporting unit discounted at the appropriate weighted average cost of capital, as well as a market approach, which includes the use of comparative multiples to corroborate the discounted cash flow results. In all cases, the fair value of the reporting unit exceeded the respective reporting unit’s carrying value by at least 10%, and, as such, there was no goodwill impairment in 2010.

Indefinite-lived intangible assets consist of Federal Communications Commission (“FCC”) licenses for spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. The fair value of the licenses was determined by using the

“Greenfield” method, an income-based approach. The fair value of the trademarks was determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The fair values of the licenses and trademarks were at least 10% higher than their respective carrying values, and, as such, there was no impairment in 2010.

Changes in certain assumptions could have a significant impact on the impairment test for goodwill and indefinite-lived intangible assets. For example, a one percent change in the discount rate used to determine the fair value of the Data Center Colocation and Wireless segments, which represents over 60% and 30%, respectively, of the Company’s total goodwill and indefinite-lived intangible assets, would result in a change in the fair value of this reporting unit by approximately $50 million and $10 million, respectively.

Reviewing the Carrying Values of Long-Lived Assets — The Company’s provision for depreciation of its telephone plant is determined on a straight-line basis using the group depreciation method. Provision for depreciation of other property, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured. Repairs and maintenance expense items are charged to expense as incurred.

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

If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect the Company’s ability to generate cash flow from its network-based services. This competition could ultimately result in an impairment of certain of the Company’s tangible or intangible assets. This could have a substantial impact on the operating results of the Company. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $25 million.

The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. No such impairments were recorded in 2010.

The Company reviews the carrying value of intangible assets with definite lives (primarily customer relationships) when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. No such impairments were recorded in 2010. A one-year change in the useful life of these intangible assets would increase or decrease annual amortization expense by approximately $1 million.

Accounting for Business Combinations — In accounting for business combinations, the Company applies the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, especially with respect to the intangible assets. In addition, contingent consideration will be presented at fair value at the date of acquisition and transaction costs will be expensed as incurred.

In determining the fair value of the Company’s assets associated with the purchase of CyrusOne, the Company utilized several valuation methods:

•

Excess earnings method: This method was used to determine the fair value of the CyrusOne customer relationship. This method estimates the present value of future cash flows attributable to the customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

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

As of December 31, 2010, the Company had $451.8 million in net deferred income taxes, which includes approximately $1.1 billion of federal tax net operating loss carryforwards with a deferred tax asset value of approximately $385.3 million. The federal tax loss carryforwards are available to the Company to offset taxable income in current and future periods. The majority of the remaining tax loss carryforwards will expire between 2021 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, the Company expects to utilize its federal net operating loss carryforwards within their expiration periods. However, future utilization is not assured and can vary depending on the Company’s financial performance.

In addition to the federal tax net operating loss carryforwards, the Company has state and local net operating loss carryforwards with a deferred tax asset value of approximately $60.5 million, alternative minimum tax credit carryforwards of approximately $14.4 million, and deferred tax temporary differences and other tax attributes of approximately $51.6 million. A valuation allowance of $60.0 million is provided at December 31, 2010 against certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.

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

At December 31, 2010 and 2009, the Company had a $20.5 million and a $16.7 million liability recorded for unrecognized tax benefits, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $20.3 million. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2007. In 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. Federal income tax return for 2008.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2010 and December 31, 2009.

Refer to Note 12 to the Consolidated Financial Statements for further information regarding the Company’s income taxes.

Operating Taxes

The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized income of $0.5 million in 2010 and 2009, and expense of $1.5 million in 2008 upon resolution of operating tax audits, net of new liabilities established.

Regulatory Taxes

The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amount recorded as revenue for 2010, 2009, and 2008 was $19.9 million, $16.7 million, and $16.6 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2010, 2009, and 2008 was $22.0 million, $17.2 million, and $17.0 million, respectively. The Company records all other taxes collected from customers on a net basis. In the fourth quarter of 2008, the Company settled certain operating tax issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, the Company applies the accounting requirements of ASC 715, “Compensation — Retirement Benefits.” ASC 715 requires the Company to recognize the funded status of its defined benefit pension and postretirement benefit plans on the consolidated balance sheet and recognize as a component of accumulated other comprehensive income (loss), net of tax, the gains or losses and prior service costs that arise during the period, but are not recognized as components of net periodic benefit cost.

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

In 2009, the Company announced significant changes to its management pension plan and its postretirement plans. The Company announced that it had frozen pension benefits for certain management employees below 50 years of age and had provided a 10-year transition period for those employees over the age of 50 after which the pension benefits will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plans for all management employees and certain retirees from the bargained plan in 10 years.

The significant changes in 2009 caused a 90% decrease in the expected future service years for active participants in the management pension plan, which triggered a plan curtailment. The curtailment gain of $7.6 million consisted of the acceleration of unrecognized prior service benefits. The Company also determined that the significant changes to the postretirement plan benefits required a remeasurement of these plans. The Company remeasured its management pension plan and its postretirement plans, using revised assumptions, including modified retiree benefit payment assumptions, revised discount rates and updated plan asset information. Additionally, the Company determined that these benefit changes result in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are amortized over the average life expectancy of the retiree participants rather than the shorter service periods previously used. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $124 million, deferred tax assets were reduced for the related tax effect by $45 million, and equity was increased by $79 million.

In the first quarter of 2008, the Company incurred a $22.1 million special termination benefit charge related to 284 union employees accepting early retirement special termination benefits. The Company also recorded $2.1 million and $4.9 million of expense during 2009 and 2008, respectively, related to remaining special termination benefits being amortized over the future service period for both the management and union employees. As a result of the early retirement special termination benefits which decreased the expected future service years of the plan participants, the Company determined curtailment charges were required. The 2008 curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In the first quarter of 2008, as a result of the early retirement special termination benefits, the Company remeasured its non-management pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a discount rate of 6.4%. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

The key assumptions used to account for the plans are disclosed in Note 10 to the Consolidated Financial Statements. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and health care cost trend rates.

Discount rate

A discount rate is used to measure the present value of the benefit obligations. The Company determines the discount rate for each plan individually. In determining the selection of a discount rate, the Company estimates the timing and expected future benefit payment, and applies a yield curve developed to reflect yields available on high-quality bonds. Based on the analysis, the discount rate was set at 4.90% for the pension plans and 4.50% for the postretirement plans as of December 31, 2010 and 5.50% for the pension plans and 5.10% for the postretirement plans as of December 31, 2009.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. The Company used an assumed long-term rate of return of 8.25% on the Company’s pension assets and no return on the postretirement assets to determine pension and postretirement benefit costs in 2010. At December 31, 2010, the pension asset returns remained at 8.25%, and the postretirement assets have zero rate of return because these assets were invested in low-risk securities with low returns. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were a gain of 14% in 2010 and 15% in 2009, and a loss of 23% in 2008. In its pension calculations, the Company utilizes the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Health care cost trend

The Company’s health care cost trend rate is developed on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2010 was 8.0% and is assumed to decrease gradually to 4.5% by the year 2018.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.

The following table represents the sensitivity of changes in certain assumptions related to the Company’s pension and postretirement plans:

	% Point Change	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)		Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense	Increase/ (Decrease) in Obligation	Increase/ (Decrease) in Expense
Discount rate	+/-0.5%	$22.9/(22.9)	$.7/(.7)	$5.5/(5.1)	$.2/(.2)
Expected return on assets	+/-0.5%	n/a	$1.8/(1.8)	n/a	$.1/(.1)
Health care cost trend rate	+/-1.0%	n/a	n/a	$5.5/(5.0)	$.3/(.2)

At December 31, 2010, the Company had unrecognized actuarial net losses of $248.4 million for the pension plans and $96.3 million for the postretirement and other benefit plans. The unrecognized net losses have been primarily generated by changes in previous years related to discount rates, asset return differences and actual health care costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, the Company is not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the Company amortizes the excess over the average remaining service period of active employees (approximately 15 years on average) expected to receive benefits under the plan.

Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” These liabilities are based on the Company’s historical experience of severance, historical costs associated with severance, and management’s expectation of future severance. As of December 31, 2010, the Company has $11.7 million of accrued employee separation liabilities. This represents expected severance costs for employees over the next several years that are primarily related to the Company’s need to downsize its Wireline operations to conform to the decreased access lines being served by the Company.

When employee terminations occur, the Company also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan future service years result in a curtailment of the pension or postretirement plan.

See Note 9 to the Consolidated Financial Statements for further discussion on the Company’s restructuring plans.

Regulatory Matters and Competitive Trends

Federal — The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the FCC’s approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while increasing opportunities for new competitive entrants and new services by applying minimal regulation. While the Company has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband, Internet access, VoIP and out-of-territory competitive local exchange services, a significant portion of its revenue is still derived from its traditional local exchange services, which remain subject to varying levels of regulation. Since 2009, federal regulators have primarily focused on initiatives to promote investment in and adoption of advanced telecommunications services, particularly broadband Internet access services.

On March 17, 2010, the FCC released a National Broadband Plan (“NBP”), as mandated by Congress, to ensure that every American has access to broadband services. The FCC released an action agenda containing benchmarks for implementing the NBP recommendations that fall under its jurisdiction. The recommendations have been grouped into four key areas: (1) accelerating universal broadband access and adoption, (2) fostering competition and maximizing consumer benefits, (3) promoting world-leading mobile broadband infrastructure and innovation, and (4) advancing robust and secure public safety communications networks. The majority of FCC regulatory proceedings are now focused on the fulfillment of the goals of the NBP. While the FCC took steps to implement some of the NBP recommendations during 2010, implementation of the more complex and controversial recommendations may span several years. Moreover, an opinion from the D.C. Circuit Court of Appeals in April 2010 called into question the legal theory that the FCC had been using to justify regulation of broadband Internet communications. In light of the D.C. Court’s ruling, the FCC spent much of 2010 reassessing its legal authority to implement some of the NBP recommendations, slowing action on some of the NBP-driven proceedings. During 2011, however, the FCC is expected to refocus its attention on the remaining NBP recommendations. The financial impact of the various federal proceedings will depend on many factors including the extent of competition, the timing and outcome of the FCC’s decisions, and any appeals of those decisions.

Intercarrier Compensation

Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. The FCC has an open proceeding to consider various proposals for revising the disparate intercarrier compensation system into a regime that treats all traffic uniformly. The NBP recommends that the FCC create a glide path to eliminate per-minute intercarrier compensation charges over an eight to ten year period. Although the FCC has been considering proposals to eliminate per-minute intercarrier compensation charges for the past ten years, it is expected to renew efforts to develop a sustainable plan in early 2011 in light of the NBP recommendation. The outcome of this proceeding could have a significant effect on all carriers and could impact the switched access and end-user components of CBT’s revenue.

Special Access

In early 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, CBT’s special access services are subject to price cap regulation with no earnings cap. This proceeding reexamines the entire special access pricing structure, including whether or not to reinstate an earnings cap. As recommended by the NBP, in 2010 the FCC continued to analyze whether the existing rules ensure just and reasonable rates. This investigation is expected to continue through 2011.

VoIP

In 2004, the FCC declared that VoIP services are interstate services and purportedly preempted state regulation. However, the FCC’s rulemaking proceeding to determine the regulatory status of IP-enabled services generally remains open. Although not classifying VoIP as a telecommunications service or information service, the FCC has extended many traditional telecommunications service obligations to VoIP service providers, including 911, universal service funding, local number portability, and regulations governing customer proprietary network information. Meanwhile, several state commissions have continued to challenge whether prior FCC orders have preempted state regulation of VoIP services. In November 2010, the FCC declared that states may levy USF assessments on nomadic VoIP service intrastate revenue. In response to several petitions, the FCC has also ruled that peer-to-peer Internet voice services that utilize Internet Protocol (“IP”) and that do not use the public switched telephone network (“PSTN”) are not subject to access charges. Separately, it has ruled that services that originate and terminate on the PSTN but employ IP in the middle are subject to access charges. The FCC is still considering other VoIP petitions, including one that seeks to exempt from access charges calls that originate using VoIP but terminate on the PSTN.

Universal Service

The federal Universal Service Fund (“USF”) is currently funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The NBP calls for a major overhaul of the federal USF programs and funding mechanism. Although the FCC addressed a few of the NBP USF recommendations in 2010, work on the major overhaul of the high-cost funding mechanism — to transition from supporting legacy circuit-switched networks to broadband — is expected to start in earnest during 2011. Revisions to the USF funding mechanism are also anticipated as the FCC grapples with how to fund the universal service programs given the decline in the traditional USF funding base as consumers rely more and more on broadband to meet their communications needs. Changes in the funding mechanism and expansion of the low-income program to broadband services are likely to have the most direct impact on the Company as a result of USF reform.

Broadband Internet Access/Net Neutrality

In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access) or as a regulated telecommunications service. In 2007, CBT elected the non-regulated information service designation for its broadband Internet access service. The FCC also ruled that wireless broadband service is a non-regulated information service, placing it on the same regulatory footing as other broadband services such as cable modem service and wireline DSL service.

In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In 2009, the FCC opened a proceeding to codify the “net neutrality” principles established in the 2005 policy statement. However, in April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast’s network management practices exceeded the FCC’s authority, causing the FCC to reassess its approach to crafting net neutrality rules. Finally, in December 2010, the FCC adopted net neutrality rules that require broadband providers to publicly disclose network management practices, restrict them from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. Appeals of these rules are expected. If they are not stayed by the court pending appeal, however, the rules will take effect in 2011. The rules will be enforced by the FCC on a case-by-case basis as complaints arise.

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

State — CBT has operated under alternative regulation plans for its local services since 1994. These plans restricted CBT’s ability to increase the price of basic local service and related services but, in return, freed CBT from being subject to an earnings cap. Under alternative regulation, price increases and enhanced flexibility for some services partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio (“PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). Since that time, the Company has applied for and received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges. CBT implemented rate increases for basic local exchange service in its two largest Ohio exchanges in January 2007, in four additional exchanges in February 2009, and in two more exchanges in January 2010.

In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio’s existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011, giving CBT the ability to implement a rate increase for basic local exchange service in all of its Ohio exchanges beginning in the first quarter of 2011. Furthermore, the new legislation provides potential cost savings and revenue opportunities resulting from revision of the PUCO’s retail rules and service standards that will be effective for most retail services in January 2011.

CBT entered into its existing alternative regulation plan in Kentucky in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, basic local exchange service prices are capped in exchange for earnings freedom and pricing flexibility on other retail services. The caps on basic local exchange service prices are scheduled to expire in July 2011, which may allow for additional price flexibility.

Ohio and Kentucky Cable Franchises

Ohio statewide video service authorization legislation was enacted in May 2007. In October 2007, CBET applied for statewide video service authorization, which was granted in December 2007. CBET is now authorized to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company initiated discussions with local jurisdictions in Kentucky in 2008 and has reached agreement with seven franchising authorities.

Recently Issued Accounting Standards

In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting, and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements.

In September 2009, new accounting guidance under ASC 605 was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Such guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains “forward-looking” statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Cincinnati Bell Inc.’s current expectations, estimates and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. These include any statements regarding:

•

future revenue, operating income, profit percentages, income tax refunds, realization of deferred tax assets (including net operating loss carryforwards), earnings per share or other results of operations;

•	the continuation of historical trends;

•	the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs;

•	the effect of legal and regulatory developments;

•	the economy in general or the future of the communications services industries; and

•	our expectations about the acquisition of Cyrus Networks, LLC and the performance of the combined business thereafter.

Actual results may differ materially from those expressed or implied in forward-looking statements. The following important factors, among other things could cause or contribute to actual results being materially different from those described or implied by such forward-looking statements including, but not limited to:

•	changing market conditions and growth rates within the telecommunications industry or generally within the overall economy;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan, repay debt and interest obligations, and maintain the Company’s networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the Company’s services and products;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings on a timely and cost effective basis;

•	work stoppages caused by labor disputes;

•	restrictions imposed under various credit facilities and debt instruments;

•	the Company’s ability to attract and retain highly qualified employees;

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives;

•	changes in the funded status of the Company’s retiree pension and healthcare plans;

•	changes in the Company’s relationships with current large customers, a small number of whom account for a significant portion of Company revenue;

•	disruption in the Company’s back-office information technology systems, including its billing system;

•	the Company’s ability to integrate successfully the business of Cyrus Networks, LLC with the existing operations and to achieve the anticipated benefits of the acquisition of Cyrus Networks, LLC; and,

•	failure or disruption in the operation of the Company’s data centers.

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

At certain points in time the Company is exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt. The Company periodically employs derivative financial instruments to manage its exposure to these fluctuations and its total interest expense over time. The Company does not hold or issue derivative financial instruments for trading purposes or enter into transactions for speculative purposes. At December 31, 2010 and 2009, the Company had no derivative financial instruments outstanding.

The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2010 for the Company’s fixed-rate debt, excluding capital leases and other debt, unamortized discounts, and unamortized debt adjustments related to the terminated swaps:

(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed-rate debt	—	—	—	—	$247.6	$2,147.5	$2,395.1	$2,281.9
Average interest rate on fixed-rate debt	—	—	—	—	7.0%	8.3%	8.1%	—

At December 31, 2009, the carrying value and fair value of fixed-rate debt was $1,555.3 million and $1,516.3 million, respectively. At December 31, 2009, the carrying value and fair value of variable-rate debt was $290.9 million and $275.9 million, respectively.

Item 8. Financial Statements and Supplementary Data

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Cincinnati Bell Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of Cyrus Networks, LLC acquired on June 11, 2010, which is included in the consolidated financial statements of the Company for the year ended December 31, 2010. Cyrus Networks, LLC accounts for 22% of total assets, 3% of revenues, and 22% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 28, 2011

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Cincinnati, Ohio

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Cyrus Networks, LLC, which was acquired on June 11, 2010 and whose financial statements constitute 22% of total assets, 3% of revenues, and 22% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Cyrus Networks, LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareowners’ deficit and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company revised its segment information to be consistent with changes to its management reporting. The Company’s segment information from prior periods has been reclassified in accordance with the new segment financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 28, 2011

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars, Except Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue
Services	$1,199.3	$1,169.9	$1,195.6
Products	177.7	166.1	207.4

Total revenue	1,377.0	1,336.0	1,403.0

Costs and expenses
Cost of services, excluding items below	413.9	406.1	425.4
Cost of products sold, excluding items below	190.6	184.9	214.4
Selling, general and administrative	270.9	274.8	285.0
Depreciation	167.9	160.8	149.0
Amortization	11.6	4.1	4.9
Restructuring charges	13.7	5.0	28.1
Operating tax settlement	—	—	(10.2)
Loss on sale of asset and asset impairment	—	4.8	1.2
Acquisition costs	9.1	—	—

Total operating costs and expenses	1,077.7	1,040.5	1,097.8

Operating income	299.3	295.5	305.2
Interest expense	185.2	130.7	139.7
Loss (gain) on extinguishment of debt	46.5	10.3	(14.1)
Other expense, net	0.4	0.2	3.4

Income before income taxes	67.2	154.3	176.2
Income tax expense	38.9	64.7	73.6

Net income	28.3	89.6	102.6
Preferred stock dividends	10.4	10.4	10.4

Net income applicable to common shareowners	$17.9	$79.2	$92.2

Basic earnings per common share	$0.09	$0.37	$0.39

Diluted earnings per common share	$0.09	$0.37	$0.38

Weighted average common shares outstanding (millions)
Basic	201.0	212.2	237.5
Diluted	204.0	215.2	242.7

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Millions of Dollars, Except Share Amounts)

	As of December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$77.3	$23.0
Receivables, less allowances of $14.0 and $17.2	184.2	159.9
Inventory, materials and supplies	20.9	23.7
Deferred income taxes, net	29.6	83.9
Prepaid expenses	10.0	29.0
Other current assets	0.9	1.5

Total current assets	322.9	321.0
Property, plant and equipment, net	1,264.4	1,123.3
Goodwill	341.7	71.9
Intangible assets, net	236.0	110.1
Deferred income taxes, net	422.2	393.6
Other noncurrent assets	66.4	44.4

Total assets	$2,653.6	$2,064.3

Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$16.5	$15.8
Accounts payable	110.2	106.2
Unearned revenue and customer deposits	48.1	46.6
Accrued taxes	13.5	14.8
Accrued interest	46.6	40.2
Accrued payroll and benefits	49.0	39.2
Deposit received for sale of wireless towers	—	25.6
Other current liabilities	44.8	35.4

Total current liabilities	328.7	323.8
Long-term debt, less current portion	2,507.1	1,963.3
Pension and postretirement benefit obligations	333.1	314.9
Other noncurrent liabilities	152.5	116.9

Total liabilities	3,321.4	2,718.9

Commitments and contingencies

Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2010 and 2009; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 198,354,851 and 201,039,764 shares issued; 197,841,276 and 200,383,886 outstanding at December 31, 2010 and 2009	2.0	2.0
Additional paid-in capital	2,601.5	2,619.7
Accumulated deficit	(3,238.6)	(3,266.9)
Accumulated other comprehensive loss	(160.0)	(136.1)
Common shares in treasury, at cost: 513,575 and 655,878 shares at December 31, 2010 and 2009	(2.1)	(2.7)

Total shareowners’ deficit	(667.8)	(654.6)

Total liabilities and shareowners’ deficit	$2,653.6	$2,064.3

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$28.3	$89.6	$102.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	167.9	160.8	149.0
Amortization	11.6	4.1	4.9
Loss (gain) on extinguishment of debt	46.5	10.3	(14.1)
Loss on sale of asset and asset impairment	—	4.8	1.2
Provision for loss on receivables	15.2	22.3	19.7
Noncash interest expense	8.0	3.8	5.0
Deferred income tax expense, including valuation allowance change	38.2	61.0	67.7
Pension and other postretirement payments (in excess of) less than expense	(10.7)	(65.6)	61.4
Restricted stock and stock options amortization	3.3	8.5	5.6
Other, net	(3.5)	(2.1)	0.1
Changes in operating assets and liabilities, net of effect of acquisitions
Increase in receivables	(26.7)	(16.4)	(7.4)
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	22.2	(1.7)	—
Increase (decrease) in accounts payable	4.6	(6.4)	15.8
Increase (decrease) in accrued and other current liabilities	4.0	(16.3)	(16.4)
Decrease (increase) in other noncurrent assets	(5.4)	9.0	1.2
Increase (decrease) in other noncurrent liabilities	(3.5)	(0.1)	7.6

Net cash provided by operating activities	300.0	265.6	403.9

Cash flows from investing activities
Capital expenditures	(149.7)	(195.1)	(230.9)
Acquisitions of businesses, net of cash acquired	(526.7)	(3.4)	(21.6)
Proceeds/deposits from sale of wireless towers	—	99.9	—
Proceeds from sale of wireless licenses	—	6.0	—
Return of deposit of wireless licenses	—	—	1.6
Other, net	0.9	(1.2)	0.4

Net cash used in investing activities	(675.5)	(93.8)	(250.5)

Cash flows from financing activities
Issuance of long-term debt	2,134.3	492.8	23.0
Net change in credit and receivables facilities with initial maturities less than 90 days	(85.9)	(42.1)	(2.0)
Repayment of debt	(1,554.5)	(506.5)	(105.7)
Debt issuance costs and consent fees	(42.6)	(15.3)	(0.3)
Preferred stock dividends	(10.4)	(10.4)	(10.4)
Common stock repurchase	(10.0)	(73.2)	(76.8)
Other, net	(1.1)	(0.8)	(0.6)

Net cash provided by (used in) financing activities	429.8	(155.5)	(172.8)

Net increase (decrease) in cash and cash equivalents	54.3	16.3	(19.4)
Cash and cash equivalents at beginning of year	23.0	6.7	26.1

Cash and cash equivalents at end of year	$77.3	$23.0	$6.7

The accompanying notes are an integral part of the consolidated financial statements.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ DEFICIT

AND COMPREHENSIVE INCOME

(in Millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares		Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2007	3.1	$129.4	256.7	$2.6	$2,922.7	$(3,459.1)	$(115.9)	(8.3)	$(147.3)	$(667.6)

Net income	—	—	—	—	—	102.6	—	—	—	102.6
Amortization of pension and postretirement costs, net of taxes of ($3.6)	—	—	—	—	—	—	6.3	—	—	6.3
Remeasurement of pension and postretirement liabilities and other, net of taxes of $39.8	—	—	—	—	—	—	(67.5)	—	—	(67.5)

Comprehensive income										41.4
Shares issued under employee plans	—	—	0.5	—	0.3	—	—	—	—	0.3
Shares purchased under employee plans and other	—	—	(0.3)	—	(1.2)	—	—	(0.1)	(0.6)	(1.8)
Restricted stock and stock options amortization	—	—	—	—	5.6	—	—	—	—	5.6
Repurchase of shares	—	—	—	—	—	—	—	(20.6)	(76.8)	(76.8)
Retirement of shares	—	—	(28.4)	(0.3)	(221.7)	—	—	28.4	222.0	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2008	3.1	129.4	228.5	2.3	2,695.3	(3,356.5)	(177.1)	(0.6)	(2.7)	(709.3)

Net income	—	—	—	—	—	89.6	—	—	—	89.6
Amortization of pension and postretirement benefits, net of taxes of $2.1	—	—	—	—	—	—	(3.6)	—	—	(3.6)
Remeasurement of pension and postretirement liabilities and other, net of taxes of ($26.3)	—	—	—	—	—	—	44.6	—	—	44.6

Comprehensive income										130.6
Shares issued under employee plans	—	—	0.9	—	—	—	—	—	0.1	0.1
Shares purchased under employee plans and other	—	—	(0.4)	—	(0.8)	—	—	(0.1)	(0.1)	(0.9)
Restricted stock and stock options amortization	—	—	—	—	8.5	—	—	—	—	8.5
Repurchase and retirement of shares	—	—	(28.0)	(0.3)	(72.9)	—	—	—	—	(73.2)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2009	3.1	129.4	201.0	2.0	2,619.7	(3,266.9)	(136.1)	(0.7)	(2.7)	(654.6)

Net income	—	—	—	—	—	28.3	—	—	—	28.3
Amortization of pension and postretirement benefits, net of taxes of ($0.7)	—	—	—	—	—	—	1.2	—	—	1.2
Remeasurement of pension and postretirement liabilities and other, net of taxes of $13.9	—	—	—	—	—	—	(25.1)	—	—	(25.1)

Comprehensive income										4.4
Shares issued under employee plans	—	—	1.9	—	0.5	—	—	0.2	0.6	1.1
Shares purchased under employee plans and other	—	—	(0.6)	—	(1.6)	—	—	—	—	(1.6)
Restricted stock and stock options amortization	—	—	—	—	3.3	—	—	—	—	3.3
Repurchase and retirement of shares	—	—	(4.0)	—	(10.0)	—	—	—	—	(10.0)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2010	3.1	$129.4	198.3	$2.0	$2,601.5	$(3,238.6)	$(160.0)	(0.5)	$(2.1)	$(667.8)

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provides diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation and IT Services and Hardware. In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as the Technology Solutions segment was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting have been made primarily as a result of the June 2010 acquisition of Cyrus Networks, LLC (“CyrusOne”). Prior year amounts have been reclassified to conform to the current segment reporting. See Note 14 for information on the Company’s reportable segments.

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

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments over which the Company exercises significant influence are recorded under the equity method. At December 31, 2010 and 2009, the Company had no equity method investments. Investments in which the Company owns less than 20% and cannot exercise significant influence over the investee’s operations are recorded at cost.

Use of Estimates — Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Business Combinations — In accounting for business combinations, the Company applies the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, contingent consideration is presented at fair value at the date of acquisition and transaction costs are expensed as incurred.

Cash Equivalents — Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 days. The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2010 and 2009. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2010 and 2009, unbilled receivables totaled $25.1 million and $28.7 million, respectively. Expected credit losses related to trade receivables are recorded as an

—

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

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment charges. The majority of the Wireline network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or the term of the lease, including option renewal periods if renewal of the lease is reasonably assured.

Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized, while expenditures that do not enhance the asset or extend its useful life are charged to operating expenses as incurred. Capitalized interest for 2010, 2009, and 2008 was $0.9 million, $2.2 million, and $3.1 million, respectively. The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Impairment testing for goodwill is performed annually in the fourth quarter or more frequently if indications of potential impairment exist. The fair value of the respective reporting unit exceeds the corresponding carrying value for all reporting units with goodwill, and therefore no impairments exist for the periods presented.

Intangible assets not subject to amortization — Indefinite-lived intangible assets consist of FCC licenses for wireless spectrum and trademarks for the Wireless segment. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. The fair value of each intangible asset was greater than the corresponding carrying value, and therefore no impairments exist for the periods presented.

Long-Lived Assets — The Company reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives (primarily customer relationships), when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. No such impairments were recorded in 2010. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years.

Investments — The Company has certain cost method investments that do not have readily determinable fair values. The carrying value of these investments was $3.1 million and $2.2 million as of December 31, 2010 and 2009, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analyses.

Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Wireline — Revenue from local telephone, special access, and internet product services, which are billed monthly prior to performance of service, is not recognized upon billing or cash receipt but rather is deferred until the service is provided. Long distance and switched access are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as long distance and switched access, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

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

Wireless — Postpaid wireless and reciprocal compensation are billed monthly in arrears. The Company bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the Company’s reporting period for usage-based services such as postpaid wireless, the Company must estimate service revenues earned but not yet billed. The Company bases its estimates upon historical usage and adjusts these estimates during the period in which the Company can determine actual usage, typically in the following reporting period.

Revenue from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt but rather is deferred until the service is provided.

Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are in excess of the related handset and activation revenue.

Data Center Colocation — Data center colocation services consist primarily of recurring revenue streams from rent of data center space, power, cabinets and cages. These recurring revenue streams are generally billed monthly in advance and may have escalating payments over the term of the contract. In such arrangements with increasing or decreasing monthly billings, revenues are recognized on a straight-line basis over the contract term unless the pattern of service indicates otherwise.

Data center colocation services can also include revenues from non-recurring revenue streams. Non-recurring revenue for services or products that are separate units of accounting are recognized as revenue consistent with the Company’s policy for arrangements with multiple deliverables presented above. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are not considered separate units of accounting and therefore revenues and associated costs are deferred and recognized ratably over the estimated term of the customer relationship unless pattern of service suggests otherwise.

Agreements with data center customers require certain levels of service or performance. Although the occurrence is rare, if the Company fails to meet these levels, customers may be able to receive service credits for their accounts. The Company records these credits against revenue when an event occurs that gives rise to such credits.

IT Services and Hardware — IT Services and Hardware professional services, including product installations, are recognized as the service is provided. IT Services and Hardware also provides maintenance services on telephony equipment under one to four year contract terms. This revenue is deferred and recognized ratably over the term of the underlying customer contract.

The Company recognizes equipment revenue upon the completion of contractual obligations, such as shipment, delivery, installation, or customer acceptance.

The Company is a reseller of IT and telephony equipment and considers the gross versus net revenue recording criteria of ASC 605, such as title transfer, risk of product loss, and collection risk. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. The Company benefits from vendor rebate plans, particularly rebates on hardware sold by IT Services and Hardware. If the rebate is earned and the amount is determinable based on the sale of the product, the Company recognizes the rebate as an offset to costs of products sold upon sale of the related equipment to the customer.

The Company often is contracted to install the IT equipment that it sells. The revenue recognition guidance in ASC 985, “Software,” is applied, which requires vendor specific objective evidence (“VSOE”) in order to recognize the IT equipment separate from the installation. The Company has customers to which it sells IT equipment without the installation service, customers to which it provides installation services without the sale of IT equipment, and also customers to which it provides both the IT equipment and the installation service. As such, the Company has VSOE that permits the separation of the IT equipment from the installation services. The Company recognizes the revenue from the sale of IT equipment upon completion of its contractual obligations, generally upon delivery of the IT equipment to the customer, and recognizes installation service revenue upon completion of the installation.

Advertising Expenses — Costs related to advertising are expensed as incurred and amounted to $22.0 million, $22.8 million, and $25.1 million in 2010, 2009, and 2008, respectively.

Legal Expenses — In the normal course of business the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals are recorded once determined to be both probable and estimable.

Income, Operating, and Regulatory Taxes

Income taxes — The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.

Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.

Operating taxes — The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on the Company’s assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income. The Company recognized income of $0.5 million in 2010 and 2009, and expense of $1.5 million in 2008 upon resolution of operating tax audits, net of new liabilities established.

Regulatory taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. The Company is permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2010, 2009, and 2008 were $19.9 million, $16.7 million, and $16.6 million, respectively. Excluding an operating tax settlement gain of $10.2 million in 2008, the amount expensed for 2010, 2009, and 2008 was $22.0 million, $17.2 million, and $17.0 million, respectively. The Company records all other taxes collected from customers on a net basis. In the fourth quarter of 2008, the Company settled certain operating tax issues and as a result recorded $10.2 million of income, which is presented as an “Operating tax settlement” in the Consolidated Statements of Operations.

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

Employee Benefit Plans — As more fully described in Note 10, the Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. The Company recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement benefit plans as either an asset or liability in its Consolidated Balance Sheets and recognizes changes in the funded status in the year in which the changes occur as a component of comprehensive income. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits resulting from changes in management plan benefits are amortized over the average life expectancy of the participants while non-management plan benefits are amortized over the average remaining service period of the employees expected to receive the benefits. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees (approximately 15 years).

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

The Company accrues for special termination benefits upon acceptance by an employee of any voluntary termination offer and determines if the employee terminations give rise to a pension and postretirement curtailment charge in accordance with ASC 715. The Company’s policy is that terminations in a calendar year involving 10% or more of the plan future service years will result in a curtailment of the pension or postretirement plan. See Note 9 for further discussion of the Company’s restructuring plans.

Fair Value Measurements — Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:

Level 1 — Observable inputs for identical instruments such as quoted market prices;

Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 — Unobservable inputs that reflect the Company’s determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including the Company’s own data.

Derivative Financial Instruments — Historically, the Company has been exposed to the impact of interest rate fluctuations on its indebtedness. The Company periodically employs derivative financial instruments to manage its balance of fixed rate and variable rate indebtedness. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Interest rate swap agreements, a particular type of derivative financial instrument, involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the notional amounts between the parties.

Changes in the fair value of derivative financial instruments used effectively as a fair value hedge are recognized in “Interest expense” in the Consolidated Statements of Operations. Changes in the fair value of derivative financial instruments not qualifying as hedges or any ineffective portion of hedges are recognized in “Other expense, net” in the Consolidated Statements of Operations.

Indemnifications — During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sales, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $23.1 million as of December 31, 2010. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make. Except for indemnification amounts recorded in relation to the sale of its national broadband business in 2003, the Company has not recorded a liability for these indemnities, commitments, and other guarantees in the Consolidated Balance Sheets.

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

Recently Issued Accounting Standards — In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting, and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Such guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements.

In September 2009, new accounting guidance under ASC 605, was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Such guidance is effective for fiscal years beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to have a material impact on the consolidated financial statements.

2. Acquisitions of Businesses

Cyrus Networks, LLC

On June 11, 2010 (the “Acquisition Date”), the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne is the largest data center colocation provider in Texas, servicing primarily large businesses. CyrusOne is now a wholly-owned subsidiary of the Company. The purchase of CyrusOne has been accounted for as a business combination under the acquisition method.

The following table summarizes the allocation of the assets acquired and liabilities assumed at the Acquisition Date:

(dollars in millions)
Assets acquired
Receivables	$10.4
Other current assets	0.5
Property, plant and equipment	153.6
Goodwill	269.6
Intangible assets	138.0
Other noncurrent assets	0.1

Total assets acquired	572.2

Liabilities assumed
Accounts payable	3.1
Unearned revenue and customer deposits	7.7
Accrued taxes	1.5
Accrued payroll and benefits	0.7
Other current liabilities	0.8
Noncurrent liabilities	32.1

Total liabilities assumed	45.9

Net assets acquired	$526.3

As required under ASC 805, the Company has valued the assets acquired and liabilities assumed at fair value. The Company has determined the fair value of property, plant and equipment, identifiable intangible assets and noncurrent liabilities with the assistance of an independent valuation firm. All other fair value determinations were made solely by the Company. During the quarter ended December 31, 2010, goodwill decreased by approximately $1.3 million due to changes in the purchase price allocation.

The following table presents detail of the purchase price allocated to intangible assets of CyrusOne at the Acquisition Date:

(dollars in millions)	Fair Value	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$126.7	15 years
Trademark	7.4	15 years
Favorable leasehold interest	3.9	56 years

Total intangible assets	$138.0	16 years

The customer relationships and trademark assets are being amortized relative to the estimated economic value generated by these assets in future years. The favorable leasehold interest is being amortized on a straight-line basis, which approximates the estimated economic value generated by this asset in future years. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The results of operations of CyrusOne are included in the consolidated results of operations beginning June 11, 2010, and are included in the Data Center Colocation segment. For the twelve months ended December 31, 2010, $45.0 million of revenue and $11.1 million of operating income is included in the consolidated results of operations. The Company incurred approximately $9.1 million of acquisition-related costs.

The following unaudited pro forma consolidated results of operations assume the acquisition of CyrusOne was completed as of the beginning of the annual reporting periods presented:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2010	2009
Revenue	$1,408.6	$1,392.7
Net income	23.3	65.1
Earnings per share:
Basic earnings per common share	0.06	0.26
Diluted earnings per common share	0.06	0.25

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

Virtual Blocks Inc. and Cintech LLC

In 2009, for a total acquisition price of $2.5 million, Cincinnati Bell Technology Solutions, Inc. (“CBTS”) purchased the assets of Toronto, Canada-based Virtual Blocks Inc., a leading software developer in the area of data center virtualization, and Cincinnati, Ohio-based Cintech LLC, a hosted provider of an outbound notification service. The financial results have been included in the IT Services and Hardware segment and were immaterial to the Company’s financial statements for the years ended December 31, 2010 and 2009.

3. Earnings Per Common Share

Basic earnings per common share (“EPS”) is based on the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised, but only to the extent that they are considered dilutive to the Company’s diluted EPS. The impact of participating securities on the calculations of basic and diluted EPS was immaterial. The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Year Ended December 31,
(in millions, except per share amounts)	2010	2009	2008
Numerator:
Net income	$28.3	$89.6	$102.6
Preferred stock dividends	10.4	10.4	10.4

Numerator for basic and diluted EPS	$17.9	$79.2	$92.2

Denominator:
Denominator for basic EPS — weighted average common shares outstanding	201.0	212.2	237.5
Warrants	0.6	0.6	3.4
Stock-based compensation arrangements	2.4	2.4	1.8

Denominator for diluted EPS	204.0	215.2	242.7

Basic earnings per common share	$0.09	$0.37	$0.39

Diluted earnings per common share	$0.09	$0.37	$0.38

Potentially issuable common shares excluded from denominator for diluted EPS due to anti-dilutive effect	40.5	42.4	42.0

4. Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2010	2009
Land and rights-of-way	$9.8	$9.8	20-Indefinite
Buildings and leasehold improvements	616.9	466.8	2-50
Network equipment	2,609.2	2,519.2	2-50
Office software, furniture, fixtures and vehicles	122.7	122.5	3-14
Construction in process	41.2	26.8	n/a

Gross value	3,399.8	3,145.1
Accumulated depreciation	(2,135.4)	(2,021.8)

Net book value	$1,264.4	$1,123.3

Gross property, plant and equipment includes $161.5 million and $139.9 million of assets accounted for as capital leases as of December 31, 2010 and 2009, respectively, primarily related to wireless towers, and data center equipment and facilities. These assets are primarily included in the captions “Buildings and leasehold improvements,” “Network equipment,” and “Office software, furniture, fixtures and vehicles.” See Note 7 for further discussion regarding capital leases related to wireless towers. The Company currently has capital leases for five data center facilities with an option to extend the initial lease term and, for two of the facilities, the Company has the option to purchase the buildings. Amortization of capital leases is included in “Depreciation” in the Consolidated Statements of Operations. Approximately 82%, 82%, and 81% of “Depreciation,” as presented in the Consolidated Statements of Operations in 2010, 2009, and 2008, respectively, was associated with the cost of providing services and products.

The following table presents the activity for the Company’s asset retirement obligations, which are included in “Other noncurrent liabilities” in the Consolidated Balance Sheets.

	December 31,
(dollars in millions)	2010	2009
Balance, beginning of period	$5.0	$9.1
Liabilities settled due to sale of wireless towers	(0.2)	(4.6)
Accretion expense	0.3	0.5

Balance, end of period	$5.1	$5.0

5. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

(dollars in millions)	Wireless	Wireline	Data Center Colocation	IT Services and Hardware	Total
Balance as of December 31, 2008	$50.3	$12.6	$6.7	$2.2	$71.8
Virtual Blocks Inc. and Cintech LLC acquisition (see Note 2)	—	—	—	0.1	0.1

Balance as of December 31, 2009	$50.3	$12.6	$6.7	$2.3	$71.9
CyrusOne acquisition (see Note 2)	—	—	269.6	—	269.6
Other acquired during the year	—	—	—	0.2	0.2

Balance as of December 31, 2010	$50.3	$12.6	$276.3	$2.5	$341.7

Intangible Assets Not Subject to Amortization

The intangible assets with indefinite lives are included in the Wireless segment and are comprised of the following:

	December 31,
(dollars in millions)	2010	2009
FCC licenses	$88.2	$88.2
Trademarks	6.2	6.2

Intangible Assets Subject to Amortization

Summarized below are the carrying values for the major classes of intangible assets:

(dollars in millions)	Average Weighted Average Life in Years	December 31, 2010		December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships
Wireline	10	$7.0	$(3.4)	$7.0	$(2.5)
Wireless	9	8.7	(6.8)	9.5	(6.3)
Data Center Colocation	15	136.6	(11.4)	9.9	(2.4)
IT Services and Hardware	5	2.0	(1.9)	2.0	(1.5)

		$154.3	$(23.5)	$28.4	$(12.7)
Trademark — Data Center Colocation	15	$7.4	$(0.5)	$—	$—
Favorable leasehold interest — Data Center Colocation	56	3.9	—	—	—

The increase in the Data Center Colocation segment resulted from the CyrusOne acquisition in June 2010. See Note 2 for further discussion.

Amortization expense for intangible assets subject to amortization was $11.6 million in 2010, $4.1 million in 2009, and $4.9 million in 2008. The following table presents estimated amortization expense for 2011 through 2015:

(dollars in millions)
2011	$17.5
2012	18.4
2013	18.6
2014	18.4
2015	15.7

6. Debt

Debt is comprised of the following:

	December 31,
(dollars in millions)	2010	2009
Current portion of long-term debt:
Credit facility, Tranche B Term Loan	$—	$2.1
Capital lease obligations and other debt	16.5	13.7

Current portion of long-term debt	16.5	15.8

Long-term debt, less current portion:
Credit facility, Tranche B Term Loan	—	202.8
8 3/8 % Senior Subordinated Notes due 2014*	—	569.8
7% Senior Notes due 2015*	251.4	252.3
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4 % Senior Subordinated Notes due 2018	625.0	—
8 3/8 % Senior Notes due 2020	775.0	—
7 1/4% Senior Notes due 2023	40.0	40.0
Receivables Facility	—	85.9
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	118.5	111.8

	2,517.4	1,970.1
Net unamortized discount	(10.3)	(6.8)

Long-term debt, less current portion	2,507.1	1,963.3

Total debt	$2,523.6	$1,979.1

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

Capital lease obligations are addressed in Note 7.

Corporate Credit Facilities

On June 11, 2010, the Company entered into a new Corporate credit facility agreement, which included a new revolving credit facility, replacing the existing revolving credit facility that would have expired in August 2012, and a $760 million secured term loan credit facility (“Tranche B Term Loan”). The new Corporate revolving credit facility provides a $210 million revolving line of credit and terminates in June 2014. The net proceeds of $737 million from the Tranche B Term Loan were used to fund the acquisition of CyrusOne, to repay the Company’s previous term loan facility totaling $204.3 million, and to pay related fees and expenses. The average interest rate charged on borrowings under the revolving credit facilities was 3.7%, 3.3%, and 4.8% for 2010, 2009, and 2008, respectively. Under the Tranche B Term Loan, the average interest rate charged was 6.5% in 2010. Interest charged on the previous term loan facility was 1.8%, 2.5%, and 5.0% in 2010, 2009, and 2008, respectively. The Company recorded interest expense of $20.1 million, $7.3 million, and $14.6 million in 2010, 2009, and 2008, respectively, on the various corporate credit facilities.

In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020, and extinguished the entire $760 million Tranche B Term Loan. The Company incurred a loss on extinguishment of debt of $36.1 million, consisting of the write-off of unamortized discount and debt issuance costs.

The new Corporate revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 15% of the total facility. Borrowings under the new Corporate revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 4.25% and 5.00% for LIBOR rate advances, and 3.25% and 4.00% for base rate advances. Base rate is the greater of the bank prime rate, the LIBOR rate plus one percent or the federal funds rate plus one-half percent. As of December 31, 2010, the Company did not have any outstanding borrowings under its revolving credit facility, and had outstanding letters of credit totaling $23.1 million, leaving $186.9 million in additional borrowing availability under its revolving credit facility.

The Company pays commitment fees for the unused amount of borrowings on the revolving credit facility and letter of credit fees on outstanding letters of credit at an annual rate ranging from 0.50% to 0.75% and 4.25% to 5.00%, respectively, based on certain Company financial ratios. These fees were $2.3 million in 2010 and $1.4 million in both 2009 and 2008.

The Company and all its future or existing subsidiaries (other than Cincinnati Bell Telephone Company LLC (“CBT”), Cincinnati Bell Extended Territories (“CBET”), Cincinnati Bell Funding LLC (“CBF”), its foreign subsidiaries and certain immaterial subsidiaries) guarantee borrowings of CBI under the Corporate credit facility. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, 8 3/4% Senior Subordinated Notes due 2018, and 8 3/8% Senior Notes due 2020, with certain immaterial exceptions. Refer to Notes 16 and 17 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•

substantially all of the equity interests of the Company’s U.S. subsidiaries (other than CBF and subsidiaries of CBT, CBET, and certain immaterial subsidiaries) and 66% of its equity interests in its foreign subsidiaries; and

•

certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF, its foreign subsidiaries and certain immaterial subsidiaries) with a total carrying value of approximately $500 million at December 31, 2010.

Accounts Receivable Securitization Facility

In March 2007, the Company and certain subsidiaries entered into an accounts receivable securitization facility (“Receivables Facility”), which permitted borrowings of up to $80 million. In March 2009 and July 2009, the Company amended the Receivables Facility to include additional subsidiaries and increased the maximum potential borrowing amount to $115 million, depending on the level of eligible receivables and other factors. In June 2010, the Company amended the Receivables Facility and reduced the total borrowing capacity from $115 million to $100 million. In December 2010 the Company amended the Receivables Facility to add its subsidiary Cincinnati Bell Data Centers Inc. (“CBDC”). Under the amended Receivables Facility, CBT, CBET, Cincinnati Bell Wireless Company (“CBW”), Cincinnati Bell Any Distance, Inc. (“CBAD”), CBTS, eVolve Business Solutions LLC (“eVolve”), Cincinnati Bell Complete Protection (“CBCP”) and CBDC sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to commercial paper conduits in exchange for cash while maintaining a subordinated undivided interest, in the form of over-collateralization, in the pooled receivables. The Company has agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewals in the second quarter of each year, and in any event expires in March 2012. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance any outstanding borrowings under the Corporate revolving credit facility.

Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as a secured financing. Because CBF has the ability to prepay the Receivables Facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for “sale” treatment on a consolidated basis under ASC 860, “Transfers and Servicing.” At December 31, 2010, the Company had no outstanding borrowings under the Receivables Facility and had $100 million in borrowing availability. Based on the eligible receivables at December 31, 2009, the Company had borrowed $85.9 million, which was the maximum borrowing permitted at that date. Interest on the Receivables Facility is based on the commercial paper rate plus 1.35% and was $0.9 million in 2010, $1.7 million in 2009, and $3.0 million in 2008. The average interest rate on the Receivables Facility was 1.6% in 2010, 1.8% in 2009, and 3.9% in 2008.

7% Senior Notes due 2015

In February 2005, the Company sold $250 million of 7% Senior Notes due 2015 (“7% Senior Notes”). Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility. The 7% Senior Notes are fixed rate bonds to maturity.

Interest on the 7% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing August 15, 2005. The 7% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $20 million.

The Company may redeem the 7% Senior Notes for a redemption price of 102.333%, 101.167%, and 100.000% on or after February 15, 2011, 2012, and 2013, respectively. The Company incurred interest expense related to these notes of $17.3 million in both 2010 and 2009 and $17.5 million in 2008.

In 2008, the Company purchased and extinguished $2.5 million of 7% Senior Notes and recognized a gain on extinguishment of debt of $0.7 million.

8 1/4% Senior Notes due 2017

In October 2009, the Company issued $500 million of 8 1/4% Senior Notes due 2017 (“8 1/4% Senior Notes”). Net proceeds of $492.8 million, after debt discount, were used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest, related call premium, and for general corporate purposes, including the repayment of other debt. The 8 1/ 4% Senior Notes are fixed rate bonds to maturity.

Interest on the 8 1/4% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2010. The 8 1/4% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 1/4% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 1/4% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 1/4% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 1/4% Senior Notes for a redemption price of 104.125%, 102.063%, and 100.000% on or after October 15, 2013, 2014, and 2015, respectively. At any time prior to October 15, 2013, the Company may redeem all or part of the 8 1/4% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 1/4% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.125% of the face value of the 8 1/4% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2013, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2012, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 1/ 4% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The Company incurred interest expense related to these notes of $41.3 million and $9.7 million in 2010 and 2009, respectively.

83 /4% Senior Subordinated Notes due 2018

In March 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018 (“8 3/4% Subordinated Notes”), which are fixed rate bonds to maturity. The net proceeds of $616.2 million, after debt discount, were used to call and redeem $560.0 million of 8 3/ 8% Subordinated Notes plus accrued and unpaid interest and related call premium.

Interest on the 8 3/4% Subordinated Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4% Subordinated Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/4% Subordinated Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/ 4% Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/4% Subordinated Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 3/4% Subordinated Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Subordinated Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4% Subordinated Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Subordinated Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to March 15, 2013, the

Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/4% Subordinated Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The Company incurred interest expense related to these notes of $43.3 million in 2010.

83 /8% Senior Notes due 2020

In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020 (“8 3/8% Senior Notes”). The net proceeds of $779.3 million, after premiums, were used to redeem $756.2 million of the Company’s Tranche B Term Loan. The 8 3/8% Senior Notes are fixed rate bonds to maturity.

Interest on the 8 3/8% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2011. The 8 3/8% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/8% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 3/8% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/ 8% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.

The Company may redeem the 8 3/8% Senior Notes for a redemption price of 104.188%, 102.792%, 101.396%, and 100.000% on or after October 15, 2015, 2016, 2017, and 2018, respectively. At any time prior to October 15, 2015, the Company may redeem all or part of the 8 3/ 8% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/8% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.188% of the face value of the 8 3/8% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2015, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date. The Company incurred interest expense related to these notes of $12.0 million in 2010.

71 /4% Senior Notes due 2023

In July 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023 (“7 1/4% Senior Notes”). The indenture related to these 7 1/4% Senior Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/ 4% Senior Notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes are collateralized on a basis consistent with the Corporate credit facility. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Senior Notes prior to maturity. The indenture governing the 7 1/4% Senior Notes provides for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument that exceeds $20 million. The Company recorded interest expense related to these notes of $2.9 million, $3.4 million, and $3.6 million in 2010, 2009, and 2008, respectively.

In 2009, the Company purchased and extinguished $10.0 million of 7 1/4% Senior Notes due 2023 and recognized a gain on extinguishment of debt of $2.1 million.

Cincinnati Bell Telephone Notes

CBT issued $80 million in unsecured notes that are guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have various final maturity dates occurring in 2023, and may not be called prior to maturity. The fixed interest rates on these notes range from 7.18% to 7.27%.

CBT also issued $150 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. All of these 2028 notes may be called at any time, subject to proper notice and redemption price. The indentures governing these notes provides for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20 million. The Company incurred interest expense related to these notes of $13.7 million, $14.7 million, and $15.2 million in 2010, 2009, and 2008, respectively.

In 2009, the Company purchased and extinguished $22.5 million of these notes and recognized a gain on extinguishment of debt of $5.6 million.

Debt Maturity Schedule

The following table summarizes the Company’s annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2010, and thereafter:

(dollars in millions)	Debt	Capital Leases	Total Debt
Year ended December 31,
2011	$0.5	$16.0	$16.5
2012	0.8	8.4	9.2
2013	0.1	9.7	9.8
2014	0.1	4.9	5.0
2015	247.7	3.5	251.2
Thereafter	2,147.5	90.9	2,238.4

	2,396.7	133.4	2,530.1
Net unamortized call amounts on terminated interest rate swaps	3.8	—	3.8
Net unamortized discount	(10.3)	—	(10.3)

Total debt	$2,390.2	$133.4	$2,523.6

Total capital lease payments including interest are expected to be $25.7 million for 2011, $17.0 million for 2012, $17.7 million for 2013, $12.3 million for 2014, $10.6 million for 2015, and $152.0 million thereafter.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing, which are amortized on the effective interest method. As of December 31, 2010 and 2009, deferred financing costs totaled $41.7 million and $24.3 million, respectively. The related amortization, included in “Interest expense” in the Consolidated Statements of Operations, totaled $6.6 million in 2010, $6.0 million in 2009, and $5.1 million in 2008. In 2010, the Company incurred $13.5 million of debt issuance costs related to the issuance of the 8 3/4% Subordinated Notes, $19.4 million of debt issuance costs related to the issuance of the Tranche B Term Loan, and $9.7 million of debt issuance costs related to the issuance of the 8 3/8% Senior Notes. In 2010, the Company wrote-off $19.2 million of deferred financing costs related to the redemption of the 8 3/ 8% Subordinated Notes and the repayment of the Tranche B Term Loan. In 2009, the Company incurred $15.3 million of debt issuance costs related to the issuance of 8 1/4% Senior Notes and the amendment of the Corporate credit facility. In 2009, the Company wrote-off $7.5 million of deferred financing costs related to the redemption of the 7 1/4% Senior Notes due 2013, the amendment of the Corporate credit facility and the purchase and extinguishment of a portion of the Cincinnati Bell Telephone notes. In 2008, the Company wrote-off deferred financing costs of $1.6 million related to the purchase and extinguishment of the 7 1/4% Senior Notes due 2013, 8 3/8% Subordinated Notes, and 7% Senior Notes.

Debt Compliance

The Corporate credit facility has financial covenants that require the Company maintain certain leverage, interest coverage, and fixed charge ratios. The Corporate credit facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The Corporate credit facility provides for customary events of default, including for failure to make any payment when due and for a default on any other existing debt instrument having an aggregate principal amount that exceeds $35 million. The Company is in compliance with its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, 8 3/4% Senior Subordinated Notes due 2018, and 8 3/8% Senior Notes due 2020, are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain public debt repayments. The Company is in compliance with its public debt indentures as of December 31, 2010.

Extinguished Notes

7 1/4% Senior Notes due 2013

In July 2003, the Company issued $500 million of 7 1/4% Senior Notes due 2013. Net proceeds were used to prepay term credit facilities and permanently reduce commitments under the Company’s then existing revolving credit facility.

In 2009, the net proceeds from the issuance of 8 1/ 4% Senior Notes due 2017 discussed above were used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. As a result, the Company incurred a loss on debt extinguishment of $17.7 million, which consisted of the call premium and write-off of debt issuance costs. Also, in 2008 the Company purchased and extinguished $30.6 million of these senior notes and recognized a gain on extinguishment of debt of $5.3 million. The Company recorded interest expense of $26.9 million in 2009 and $33.8 million in 2008 related to these senior notes.

8 3/8% Senior Subordinated Notes due 2014

In November 2003, the Company issued $540.0 million of 8 3/ 8% Senior Subordinated Notes due 2014 (“8 3/8% Subordinated Notes”). The net proceeds were used to purchase outstanding corporate bonds.

In February 2005, the Company issued an additional $100.0 million of 8 3/8% Senior Subordinated Notes pursuant to the existing indenture. Net proceeds from this issuance together with those of the 7% Senior Notes due 2015 and amounts under the Corporate credit facility were used to repay and terminate the prior credit facility. All of the 8 3/8% Subordinated Notes constitute a single class of security with the same terms and are fixed rate bonds to maturity.

During 2008, the Company purchased and extinguished $75.0 million of 8 3/8% Subordinated Notes and recognized a gain on extinguishment of debt of $8.1 million.

In March 2010, net proceeds from the issuance of the 8 3/4% Senior Subordinated Notes due 2018 were used to redeem the outstanding 8 3/8% Subordinated Notes in the amount of $560.0 million. As a result of the redemption of the 8 3/8% Subordinated Notes in March 2010, the Company incurred a pre-tax loss on extinguishment of debt of $10.3 million, which consists of the call premium and write-off of debt issuance costs offset by the unamortized call premiums received on terminated interest rate swaps and the original issuance premium.

The Company incurred interest expense related to these notes of $13.5 million, $46.9 million, and $49.6 million, in 2010, 2009, and 2008, respectively.

Tranche B Term Loan

In the fourth quarter of 2010, the Company issued $775 million of 8 3/ 8% Senior Notes due 2020, and extinguished the entire $760 million Tranche B Term Loan.

7. Leasing Arrangements

Operating Leases

The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $16.2 million, $19.3 million, and $20.8 million in 2010, 2009, and 2008, respectively. Certain facilities leases and tower site leases provide for renewal options with fixed rent escalations beyond the initial lease term.

At December 31, 2010, future minimum lease payments required under operating leases, excluding certain leases which are recorded as a restructuring liability (refer to Note 9), having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(dollars in millions)
2011	$11.7
2012	9.5
2013	8.2
2014	7.5
2015	4.0
Thereafter	1.9

Total	$42.8

The Company is the lessor on building lease contracts on which it received rental income of $83.4 million, $49.4 million, and $38.6 million, in 2010, 2009, and 2008, respectively. The increase from 2009 to 2010 was primarily due to the acquisition of CyrusOne in June 2010. Contractual minimum rental income, assuming no renewals, is $97.0 million in 2011, $73.9 million in 2012, $59.3 million in 2013, $35.3 million in 2014, and $26.2 million in 2015. These amounts exclude monthly recurring payments for certain subleases which are recorded as an offset against data center lease restructuring liabilities (refer to Note 9).

Capital Lease Obligations

The Company leases facilities and equipment used in its operations, some of which are required to be treated as capital leases in accordance with ASC 840, “Leases.” The Company had $133.4 million and $125.1 million in capital lease obligations at December 31, 2010 and 2009, respectively, of which $117.4 million and $111.7 million, respectively, was long-term debt. For 2010, 2009, and 2008, the Company recorded $10.3 million, $4.3 million, and $3.1 million, respectively, of interest expense related to capital lease obligations.

CyrusOne Leased Facilities

CyrusOne is party to three agreements to lease operations facility space (the “CyrusOne Leased Facilities”). CyrusOne made structural changes to this leased space in excess of normal tenant improvements in order to equip the space for data center operations. For accounting purposes, in accordance with ASC 840, CyrusOne is considered to be the owner of these facilities as the tenant improvements are considered structural in nature. In the opening balance sheet, the CyrusOne Leased Facilities have been presented at fair value in property, plant and equipment with a corresponding credit to noncurrent liabilities for amounts totaling $32.1 million. Due to CyrusOne’s continuing involvement, the obligation for leased facilities will remain until the end of the lease term for each facility, and at December 31, 2010, this noncurrent liability totals $32.5 million.

Certain CyrusOne Leased Facilities agreements contain renewal options and fixed rent escalations. Future minimum payments for the next five years are as follows:

(dollars in millions)
2011	$2.8
2012	3.2
2013	3.4
2014	3.4
2015	3.4

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

Contingencies on these 48 sites were resolved subsequent to the sale with no change to the purchase price, and the Company recognized these sites as sold for accounting purposes. As a result, the Consolidated Balance Sheets reflect a reduction at December 31, 2010 compared to December 31, 2009 in the “Deposit received for sale of wireless towers” of $25.6 million for the purchase price associated with these sites and a reduction in “Property, plant and equipment, net” of $12.6 million and other assets for approximately $1 million for the net book value of these sites.

In December 2009, proceeds of $75.4 million received for the 148 wireless towers sold without purchase price contingencies resulted in a deferred gain of $35.1 million. The Company recognized an increase in the deferred gain of approximately $11 million during 2010 due to the resolution of the 48 contingent sites. The deferred gain is included in “Other noncurrent liabilities” on the Consolidated Balance Sheet and will be amortized to income on a straight-line basis over the 20-year term of the leaseback of the space on the towers.

For the 148 wireless towers sold without purchase price contingencies during December 2009, the capital lease asset totaled $46.7 million and is recorded in “Property, plant and equipment, net” on the Consolidated Balance Sheet at December 31, 2009. A capital lease liability was recorded for the same amount. For the 48 towers sold during 2010, the Company recorded a capital lease asset and liability of approximately $15 million related to these sites.

In addition to the tower sale-leaseback, during December 2009 the Company extended by 20 years the lease term of the space on 53 other wireless towers that were previously recorded as operating leases. This extension of the lease term resulted in new capital leases of $22.5 million.

8. Financial Instruments and Fair Value Measurements

Interest Rate Swaps

In 2004 and 2005, the Company entered into a series of fixed-to-variable long-term interest rate swaps with total notional amounts of $450.0 million that qualified for fair value hedge accounting (“long-term interest rate swaps”). In December 2008 and January 2009, certain counterparties exercised their right to call $250.0 million of the notional amount of long-term interest rate swaps for the 8 3/8% Subordinated Notes, for which the Company received $10.5 million in the first quarter of 2009 upon termination of the swaps. In the third quarter of 2009, the Company terminated the remaining long-term interest rate swaps, which related to the 7% Senior Notes, and received $6.5 million. These swap termination amounts received related to the 7% Senior Notes are being amortized as a reduction to interest expense over the term of the 7% Senior Notes. Unamortized amounts received for the 8 3/8% Subordinated Notes were included in the loss on extinguishment of debt when the 8 3/8% Subordinated Notes were repaid in 2010 and, as such, are no longer amortized. Prior to the termination of the swaps, realized gains of $4.0 million were recognized as an adjustment to “Interest expense” in the Consolidated Statement of Operations for the year ended December 31, 2009.

In both May and July 2008, the Company entered into six-month interest rate swap contracts with notional amounts totaling $450.0 million each, which effectively fixed the floating interest rates for the second half of 2008 and the first half of 2009 on the long-term interest rate swaps. The Company did not designate these swaps as hedging instruments. There are no outstanding interest rate swaps at December 31, 2010.

Fair Value of Debt

The carrying values of the Company’s financial instruments do not materially differ from the estimated fair values as of December 31, 2010 and 2009, except for the Company’s debt. The carrying amounts of debt, excluding capital leases and net unamortized discount, at December 31, 2010 and 2009 were $2,400.5 million and $1,860.8 million, respectively. The estimated fair values at December 31, 2010 and 2009 were $2,284 million and $1,792 million, respectively. These fair values were estimated based on the year-end closing market prices of the Company’s debt and of similar liabilities.

9. Restructuring Charges

A summary of the “Restructuring charges” recognized in the Consolidated Statements of Operations follows:

(dollars in millions)	2010	2009	2008
Employee separation	$8.7	$10.5	$(14.2)
Special termination benefits	—	2.1	27.0
Pension and postretirement curtailment	—	(7.6)	15.5
Lease abandonment	3.5	—	—
Other	1.5	—	(0.2)

	$13.7	$5.0	$28.1

The following table summarizes restructuring expense by segment for 2008, 2009, and 2010:

(dollars in millions)	2010	2009	2008
Wireline	$8.2	$5.0	$27.1
Wireless	1.0	—	0.5
Data Center Colocation	1.4	—	—
IT Services and Hardware	2.8	—	0.7
Corporate	0.3	—	(0.2)

	$13.7	$5.0	$28.1

Employee Separation and Related Charges

In 2010, the Company incurred an $8.7 million employee separation charge for payments made and probable termination payments to occur under its written severance plans associated with headcount reductions in 2010 and over the next several years to conform its operations to the decreased access lines being served by the Company and to integrate certain operations.

In 2009, the Company incurred an employee separation charge of $10.5 million. In addition, the Company announced a significant change to its pension and postretirement plans, which resulted in a curtailment gain of $7.6 million. The remaining $2.1 million of special termination benefits provided in previous years was amortized in 2009.

In 2008, the Company reached an agreement with its union workforce on a three-year labor agreement expiring May 2011. As part of this agreement, 284 union employees accepted special termination benefits offered by the Company totaling $25 million of which $22.1 million had been earned and accrued through March 31, 2008. A similar agreement was reached in 2007 with 105 management employees accepting special termination benefits of $12 million for which $8.2 million had been previously earned. Remaining special termination benefits for both union and management employees were subject to future service requirements and were amortized to expense over the future service period, of which $4.9 million was amortized in 2008. These terminations represented approximately 11% of the plan service years for both the pension and postretirement plans, resulting in a curtailment charge of $15.5 million for the plans. The acceptance of the special termination benefits reduced the number of employees to be severed and decreased the severance liability by $14.2 million. See Note 10 for further information related to the special termination benefits and curtailment charges discussed above.

At December 31, 2010, $5.9 million of the employee separation obligation was included in “Other current liabilities,” and $5.8 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. At December 31, 2009, $6.4 million of employee separation obligation was included in “Other current liabilities,” and $8.0 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. The special termination benefits and curtailment charges are included in “Pension and postretirement obligations” in the Consolidated Balance Sheets at December 31, 2010 and 2009.

The following table summarizes the activity in the employee separation obligation liability:

	December 31,
(dollars in millions)	2010	2009
Balance, beginning of period	$14.4	$8.0
Charge	8.7	10.5
Utilization	(11.4)	(4.1)

Balance, end of period	$11.7	$14.4

Lease Abandonment

The lease abandonment charges primarily consist of $3.3 million incurred by the Wireline segment in the second quarter of 2010 representing future lease costs, net of sublease income, on office space abandoned by the Company primarily resulting from the decrease in headcount over the past several years. In addition, existing liabilities for the abandoned space were transferred to the restructuring reserve. The lease obligations are expected to continue through 2015.

In 2001, the Company adopted a restructuring plan which included initiatives to eliminate non-strategic operations and merge internet operations in the Company’s other operations. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015 and for which a $3.6 million liability remains as of December 31, 2010.

At December 31, 2010, $2.0 million of the lease abandonment reserve was included in “Other current liabilities” and $5.2 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet. At December 31, 2009, $0.7 million of the lease abandonment reserve was included in “Other current liabilities” and $3.7 million was included in “Other noncurrent liabilities” in the Consolidated Balance Sheet.

	December 31,
(dollars in millions)	2010	2009
Balance, beginning of period	$4.4	$5.1
Reclassification	0.9	—
Charge	3.5	—
Utilization, net	(1.6)	(0.7)

Balance, end of period	$7.2	$4.4

Other

Other 2010 restructuring charges primarily consist of $1.4 million for payments to be made in order to conform the Company’s commission incentive program for the Data Center Colocation segment.

10. Employee Benefit Plans and Postretirement Benefits

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company’s contributions to the plans are based on matching a portion of the employee contributions. Company and employee contributions are invested in various investment funds at the direction of the employee. Company contributions to the defined contribution plans were $4.8 million, $3.6 million, and $6.0 million for 2010, 2009, and 2008, respectively. In May 2009, Company contributions were suspended for management employees through the end of 2009. These contributions were restored in 2010.

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

Significant Events

In 2009, the Company announced significant changes to its management pension plan and its postretirement plans. The Company announced that it had frozen pension benefits for certain management employees below 50 years of age and had provided a 10-year transition period for those employees over the age of 50 after which the pension benefits will be frozen. Additionally, the Company announced it will phase out the retiree healthcare plans for all management employees and certain retirees from the bargained plan in 10 years.

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

In the first quarter of 2008, the Company incurred a $22.1 million special termination benefit charge related to 284 union employees accepting early retirement special termination benefits. The Company also recorded $2.1 million and $4.9 million of expense during 2009 and 2008, respectively, related to remaining special termination benefits being amortized over the future service period for both the management and union employees. As a result of the early retirement special termination benefits, which decreased the expected future service years of the plan participants, the Company determined curtailment charges were required. The 2008 curtailment charge for the union pension plan and union postretirement plan consisted of an increase in the benefit obligation of $2.2 million and $12.5 million, and the acceleration of unrecognized prior service cost of $0.9 million and a benefit of $0.1 million, respectively. In the first quarter of 2008, as a result of the early retirement special termination benefits, the Company remeasured its non-management pension and postretirement obligations using revised assumptions, including modified retiree benefit payment assumptions and a revised discount rate. As a result of the remeasurement, the Company’s pension and postretirement obligations were reduced by approximately $17 million, deferred tax assets were reduced for the related tax effect by $6 million, and equity was increased by $11 million.

Components of Net Periodic Cost

The following information relates to all Company noncontributory defined benefit pension plans, postretirement health care plans, and life insurance benefit plans. Approximately 8% in 2010, 10% in 2009, and 9% in 2008 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2010	2009	2008	2010	2009	2008
Service cost	$5.2	$5.7	$9.0	$0.2	$0.4	$1.8
Interest cost on projected benefit obligation	26.8	29.0	28.8	8.0	10.3	18.3
Expected return on plan assets	(30.3)	(26.0)	(34.8)	—	(0.9)	(1.9)
Amortization of:
Transition obligation	—	—	—	—	0.1	2.0
Prior service cost (benefit)	0.5	0.7	0.4	(13.1)	(12.1)	0.4
Actuarial loss	9.3	8.7	2.8	5.2	4.5	3.5
Special termination benefit	—	1.8	26.2	—	0.3	0.8
Curtailment (gain) charge	—	(7.6)	3.1	—	—	12.4

Benefit costs	$11.5	$12.3	$35.5	$0.3	$2.6	$37.3

Funded Status

Reconciliation of the beginning and ending balances of the plans’ funded status follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at January 1,	$506.3	$473.7	$166.1	$298.0
Service cost	5.2	5.7	0.2	0.4
Interest cost	26.8	29.0	8.0	10.3
Amendments	—	—	—	(127.9)
Actuarial loss	36.6	58.8	11.5	8.1
Benefits paid	(48.8)	(62.7)	(27.3)	(25.6)
Special termination benefits	—	1.8	—	0.3
Retiree drug subsidy received	—	—	1.0	0.4
Other	—	—	4.0	2.1

Benefit obligation at December 31,	$526.1	$506.3	$163.5	$166.1

Change in plan assets:
Fair value of plan assets at January 1,	$325.4	$300.5	$20.9	$14.2
Actual return on plan assets	39.7	35.4	—	1.5
Employer contribution	7.7	52.2	17.7	30.4
Retiree drug subsidy received	—	—	1.0	0.4
Benefits paid	(48.8)	(62.7)	(27.3)	(25.6)

Fair value of plan assets at December 31,	$324.0	$325.4	$12.3	$20.9

Unfunded status	$(202.1)	$(180.9)	$(151.2)	$(145.2)

The amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2010	2009	2010	2009
Accrued payroll and benefits (current liability)	$(1.9)	$(1.9)	$(22.1)	$(13.0)
Pension and postretirement benefit obligations (noncurrent liability)	(200.2)	(179.0)	(129.1)	(132.2)

As of December 31, 2010 and 2009, the Company’s accumulated benefit obligation related to its pension plans was $526.1 million and $506.3 million, respectively.

Amounts recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2010	2009	2010	2009
Prior service benefit (cost)	$(5.2)	$(5.7)	$98.2	$111.3
Actuarial loss	(248.4)	(230.6)	(96.3)	(89.6)

	(253.6)	(236.3)	1.9	21.7
Income tax effect	92.4	86.4	(0.7)	(7.9)

	$(161.2)	$(149.9)	$1.2	$13.8

Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Statements of Shareowners’ Deficit and Comprehensive Income for the year ended December 31, 2010, are shown below:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Prior service cost recognized:
Reclassification adjustments	$0.5	$(13.1)
Actuarial loss recognized:
Reclassification adjustments	9.3	5.2
Actuarial loss arising during the period	(27.1)	(11.9)

The following amounts currently included in “Accumulated other comprehensive loss” are expected to be recognized in 2011 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Prior service cost (benefit)	$0.5	$(13.1)
Actuarial loss	13.3	5.9

Plan Assets, Investment Policies and Strategies

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 61% equity securities, 31% investment grade fixed income securities and 8% in pooled real estate funds. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 80% of the equity securities held by the pension plans at December 31, 2010, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in various short-term liquid funds.

The fair values of the Company’s pension plan assets at December 31, 2010 and 2009 by asset category are as follows:

(dollars in millions)	December 31, 2010	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S equity index funds	$159.2	$159.2	$—	$—
International equity index funds	46.1	46.1	—	—
Fixed income long-term bond	96.5	96.5	—	—
Fixed income short-term money market	1.1	—	1.1	—
Real estate pooled funds	21.1	—	—	21.1

Total	$324.0	$301.8	$1.1	$21.1

(dollars in millions)	December 31, 2009	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S equity index funds	$133.6	$133.6	$—	$—
International equity index funds	39.1	39.1	—	—
Fixed income long-term bond	84.6	84.6	—	—
Fixed income short-term money market	48.5	46.0	2.5	—
Real estate pooled funds	19.6	—	—	19.6

Total	$325.4	$303.3	$2.5	$19.6

The fair values of Level 1 investments are based on quoted prices in active markets. The fair values of Level 2 investments, which consist of funds that hold securities in active markets, are determined based on the net asset value as reported by the fund manager.

The Level 3 investments, which consist solely of real estate pooled funds, are valued at the net asset values disclosed by the fund managers which are based on estimated fair values of the real estate investments using independent appraisal. The Level 3 investments had the following changes for 2010:

	December 31,
(dollars in millions)	2010	2009
Balance, beginning of year	$19.6	$31.3
Realized gains, net	1.3	1.2
Unrealized gains (losses), net	1.3	(9.2)
Purchases, sales, issuances and settlements, net	(1.1)	(3.7)

Balance, end of year	$21.1	$19.6

At December 31, 2009 the postretirement plan assets consisted of fixed income Level 2 investments of $12.5 million and fixed income Level 1 investments of $8.4 million. During November 2010, the $12.3 million remaining postretirement plan assets were re-allocated into a group insurance contract, which represents a Level 3 investment. There were no contributions or withdrawals from the time of this Level 3 investment to December 31, 2010 and realized / unrealized gains (losses) during this time period were inconsequential.

Company contributions to its qualified pension plans were $5.6 million in 2010 and $50.0 million in 2009, while no contributions were made in 2008. Company contributions to its non-qualified pension plan were $2.1 million, $2.2 million, and $2.3 million for 2010, 2009, and 2008, respectively.

Based on current assumptions, the Company believes it will pay an estimated $246 million to fully fund its qualified pension plans during the period 2011 to 2017, of which $23.4 million is expected to be paid in 2011. Contributions to non-qualified pension plans in 2011 are expected to be approximately $2.0 million. The Company expects to make cash payments of approximately $22.1 million related to its postretirement health plans in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years by the Company and the assets of the Company’s pension plans and postretirement health plans:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2011	$46.0	$23.1	$0.7
2012	44.3	22.0	0.7
2013	40.3	21.0	0.7
2014	41.8	17.2	0.7
2015	41.0	16.7	0.7
Years 2016-2020	212.7	59.2	2.7

Assumptions

The following are the weighted average assumptions used in accounting for the pension and postretirement benefit cost:

	Pension Benefits			Postretirement and Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.35%	6.28%	5.10%	6.30%	6.28%
Expected long-term rate of return on pension and health and life plan assets	8.25%	8.25%	8.25%	0.00%	8.25%	8.25%
Future compensation growth rate	3.00%	4.00%	4.10%

The following are the weighted average assumptions used in accounting for and measuring the pension and postretirement benefit obligation:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Discount rate	4.90%	5.50%	4.50%	5.10%
Future compensation growth rate	3.50%	3.00%

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

The assumed health care cost trend rate used to measure the postretirement health benefit obligation at December 31, 2010, was 8.0% and is assumed to decrease gradually to 4.5% by the year 2018. A one-percentage point change in assumed health care cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
2010 service and interest costs	$0.3	$(0.2)
Postretirement benefit obligation at December 31, 2010	5.5	(5.0)

11. Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share. At December 31, 2010 and 2009, common shares outstanding were 197.8 million and 200.4 million, respectively.

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company repurchased and retired approximately 4 million shares for $10.0 million in 2010.

In 2009, the Company completed the two-year $150 million share repurchase program authorized by the Board of Directors in February 2008. As part of this program, in 2009, the Company repurchased 28.0 million common shares for $73.2 million and, in 2008, the Company repurchased 20.6 million common shares for $76.8 million.

In 2009, the Company retired the 28.0 million common shares repurchased. In 2008, the Company retired both the 20.6 million common shares repurchased during the year along with 7.8 million common shares repurchased under the Company’s 1999 share repurchase program. At December 31, 2010 and 2009, treasury shares for common shares repurchased under certain management deferred compensation arrangements were 0.5 million and 0.7 million, with a total cost of $2.1 million and $2.7 million, respectively.

Preferred Shares

The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $10.4 million on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/ 4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2010, 2009, and 2008.

Warrants

The Company has 17.5 million outstanding common stock warrants, which expire in March 2013 allowing the holder of each warrant to purchase one share of Cincinnati Bell common stock at $3.00 each. There were no exercises of warrants in 2010, 2009, or 2008.

Accumulated Other Comprehensive Loss

The Company’s shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost, transition obligation, and unrecognized actuarial losses, net of taxes, of $160.0 million and $136.1 million at December 31, 2010 and 2009, respectively. Refer to Note 10 for further discussion.

12. Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Current:
Federal	$0.3	$2.5	$3.5
State and local	0.7	1.5	2.8

Total current	1.0	4.0	6.3
Investment tax credits	(0.3)	(0.3)	(0.4)
Deferred:
Federal	44.0	59.8	64.7
State and local	1.4	6.9	70.1

Total deferred	45.4	66.7	134.8
Valuation allowance	(7.2)	(5.7)	(67.1)

Total	$38.9	$64.7	$73.6

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	2.6	1.3	3.3
Change in valuation allowance, net of federal income tax	(7.1)	(2.4)	(24.7)
State net operating loss adjustments	0.1	2.3	24.1
Nondeductible interest expense	13.3	3.8	3.7
Medicare drug subsidy law change	5.8	—	—
FIN 48 liability change	5.7	0.8	0.2
Other differences, net	2.5	1.1	0.2

Effective tax rate	57.9%	41.9%	41.8%

Income tax recognized by the Company in the Consolidated Statements of Operations and the Consolidated Statements of Shareowners’ Deficit and Comprehensive Income consists of the following:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Income tax provision (benefit) related to:
Continuing operations	$38.9	$64.7	$73.6
Other comprehensive income (loss)	(13.2)	24.2	(36.2)
Excess tax benefits or stock option exercises	—	—	0.4

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$445.8	$454.3
Pension and postretirement benefits	134.6	131.9
Other	67.3	82.5

Total deferred tax assets	647.7	668.7
Valuation allowance	(60.0)	(67.2)

Total deferred tax assets, net of valuation allowance	587.7	601.5

Deferred tax liabilities:
Property, plant and equipment	127.9	117.9
Federal deferred liability on state deferred tax assets	8.0	5.6
Other	—	0.5

Total deferred tax liabilities	135.9	124.0

Net deferred tax assets	$451.8	$477.5

As of December 31, 2010, the Company had approximately $1.1 billion of federal tax operating loss carryforwards with a deferred tax asset value of $385.3 million, alternative minimum tax credit carryforwards of $14.4 million, state tax credits of $12.5 million, and $60.5 million in deferred tax assets related to state and local tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2021 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

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

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $20.3 million at December 31, 2010 and $16.4 million at December 31, 2009. The Company does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.

A reconciliation of the unrecognized tax benefits is as follows:

	December 31,
(dollars in millions)	2010	2009	2008
Balance, beginning of year	$16.7	$15.6	$14.8
Changes for tax positions for the current year	4.0	1.1	—
Changes for tax positions for prior years	(0.2)	—	0.8

Balance, end of year	$20.5	$16.7	$15.6

During the year, a change of $4.0 million was recorded due to tax matters associated with the refinancing of the 8 3/8% Subordinated Notes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2007. In 2010, the Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax return for 2008.

The Company recognizes accrued penalties related to unrecognized tax benefits in income tax expense. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. Accrued interest and penalties are insignificant at December 31, 2010 and December 31, 2009.

13. Stock-Based and Deferred Compensation Plans

The Company grants stock options, stock appreciation rights, performance-based awards, and time-based restricted shares. Shares authorized and available for grant under these plans were 30.1 million and 8.1 million, respectively, at December 31, 2010.

Stock Options and Stock Appreciation Rights

Generally, the awards of stock options and stock appreciation rights fully vest three years from grant date and expire ten years from grant date.

The following table summarizes stock options and stock appreciation rights activity:

	2010		2009		2008
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share
Outstanding at January 1,	20,172	$7.15	22,770	$9.34	20,625	$10.76
Granted	1,374	2.99	1,918	1.47	3,699	2.20
Exercised	(419)	1.58	(4)	1.75	(85)	3.86
Forfeited	(464)	2.05	(248)	1.87	—	—
Expired	(2,847)	16.83	(4,264)	16.57	(1,469)	11.58

Outstanding at December 31,	17,816	$5.55	20,172	$7.15	22,770	$9.34

Expected to vest at December 31,	17,766	$5.56	20,079	$7.18	22,597	$9.40

Exercisable at December 31,	14,348	$6.26	15,250	$8.76	17,999	$11.07

(dollars in millions)
Compensation expense for the year	$1.5		$3.7		$1.8
Tax benefit related to compensation expense	$(0.6)		$(1.4)		$(0.7)
Intrinsic value of awards exercised	$0.4		$—		$—
Grant date fair value of awards vested	$2.6		$1.6		$1.1

The following table summarizes the Company’s outstanding and exercisable awards at December 31, 2010 (shares in thousands):

	Outstanding		Exercisable
Range of Exercise Prices	Shares	Weighted- Average Exercise Prices Per Share	Shares	Weighted- Average Exercise Prices Per Share
$1.30 to $2.91	4,689	$1.87	2,270	$1.60
$2.93 to $3.75	3,338	3.56	2,990	3.58
$3.76 to $4.91	3,804	4.32	3,102	4.43
$5.05 to $9.65	4,703	7.09	4,704	7.09
$15.95 to $27.30	1,282	22.20	1,282	22.20

Total	17,816	$5.55	14,348	$6.26

As of December 31, 2010, the aggregate intrinsic value for awards outstanding was approximately $4.5 million and for exercisable awards was $2.7 million. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years and four years, respectively. As of December 31, 2010, there was $1.5 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately two years.

The Company granted 959,000 cash-payment stock appreciation rights awards in 2010, with a grant date value of $1.0 million. The final payments of these awards will be indexed to the percentage change in the

Company’s stock price from the date of grant. At December 31, 2010, there was $0.7 million of unrecognized compensation, which is expected to be recognized over three years.

The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2010	2009	2008
Expected volatility	43.7%	41.7%	34.7%
Risk-free interest rate	2.2%	2.1%	2.0%
Expected holding period — years	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.16	$1.45	$0.74

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

The following table summarizes the Company’s outstanding performance-based restricted award activity:

	2010		2009		2008
(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	4,218	$3.39	2,307	$4.20	2,932	$4.75
Granted*	736	2.92	2,786	2.95	1,438	3.98
Vested	(1,146)	3.59	(838)	4.16	(550)	4.51
Forfeited	(1,167)	3.20	(37)	2.99	(1,513)	4.95

Non-vested at December 31,	2,641	$3.25	4,218	$3.39	2,307	$4.20

(dollars in millions)
Compensation expense for the year	$0.5		$3.9		$3.1
Tax benefit related to compensation expense	$(0.2)		$(1.4)		$(1.2)
Grant date fair value of shares vested	$4.1		$3.5		$2.5

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

As of December 31, 2010, unrecognized compensation expense related to performance-based awards was $0.6 million, which is expected to be recognized over a weighted average period of approximately one year.

The Company also granted cash-payment performance awards in 2010 and 2009 with a base award of $0.9 million and $1.3 million, respectively, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. In 2010 and 2009, the Company recorded expense of $0.1 million and $3.3 million, respectively, related to these awards.

Time-Based Restricted Awards

Awards granted generally vest in one-third increments over a period of three years.

The following table summarizes time-based restricted award activity:

	2010		2009		2008
(in thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of January 1,	213	$3.85	303	$4.82	375	$4.87
Granted	84	3.35	107	2.90	60	4.69
Vested	(62)	4.91	(171)	4.82	(97)	4.85
Forfeited	(6)	4.91	(26)	4.87	(35)	5.03

Non-vested at December 31,	229	$3.36	213	$3.85	303	$4.82

(dollars in millions)
Compensation expense for the year	$0.5		$0.9		$0.7
Tax benefit related to compensation expense	$(0.2)		$(0.3)		$(0.3)
Grant date fair value of shares vested	$0.3		$0.8		$0.5

As of December 31, 2010, there was $0.4 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted average period of approximately two years.

Other Awards

In the fourth quarter of 2010, the Company’s Board of Directors approved a new long-term incentive program for certain Corporate and Data Center Colocation senior management. The program will be implemented through the grant of performance units. No awards were granted in 2010.

The Company granted an award of 300,000 common shares in the third quarter of 2010 to the newly-hired president of Cincinnati Bell Communications, whose responsibility encompasses the Cincinnati-based operations, primarily the Wireline and Wireless segments. This award vested immediately. The Company recognized expense of $0.8 million for the year ended December 31, 2010 associated with this award, which was recorded in the Corporate segment.

Deferred Compensation Plans

The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. The fair value of the Level 1 investments, not including the Company’s common stock, was $1.8 million and $1.0 million as of December 31, 2010 and 2009, respectively. In addition, the Company annually grants 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares. At December 31, 2010 and 2009, there were 0.7 million and 0.9 million common shares deferred in these plans. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized compensation benefit of $0.2 million in 2010, expense of $1.4 million in 2009, and benefit of $2.0 million in 2008.

14. Business Segment Information

The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware, as described below. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.

In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as the Technology Solutions segment was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting have been made primarily as a result of the June 2010 acquisition of CyrusOne. Prior year amounts have been reclassified to conform to the current segment reporting.

The Wireline segment provides local voice, data, long distance, VoIP, entertainment, and other services. Local voice services include local telephone service, switched access, information services such as directory assistance, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include Fioptics and DSL high-speed internet access, dial-up internet access, dedicated network access, and Gig-E-ATM based data transport. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching. Entertainment services represent television entertainment through fiber optic and coaxial cable in limited areas, and DirecTV© commissioning over the Company’s entire operating area. Other services mainly consist of security monitoring services, public payphones, inside wire installation for business enterprises, and billing, clearinghouse and other ancillary services primarily for inter-exchange (long distance) carriers. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In February 2008, eGIX, a CLEC provider of voice and long distance services primarily to business customers in Indiana and Illinois, was purchased for $18.1 million. Wireline operating income includes restructuring charges of $8.2 million in 2010, $5.0 million in 2009, and $27.1 million in 2008, as described in Note 9. Wireline operating income in 2008 also includes an operating tax settlement gain of $10.2 million and an asset impairment charge of $1.2 million.

The Wireless segment provides advanced digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. During 2010, the Wireless segment incurred restructuring charges of $1.0 million, as described in Note 9. In 2009, the Company sold 196 towers for $99.9 million of cash proceeds. Refer to Note 7 for further discussion regarding sale of wireless towers. Also in 2009, the Wireless segment sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum asset of $4.8 million. The loss on sale is included in “Loss on sale of asset and asset impairment” in the Consolidated Statement of Operations.

The Data Center Colocation segment provides data center colocation services to primarily large businesses. The Company operates 17 data centers in Texas, Ohio, Kentucky, Indiana, Michigan, and Illinois. On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. The CyrusOne financial results are included in the Data Center Colocation segment. A restructuring charge of $1.4 million was incurred in 2010 for payments to be made in order to conform the Cincinnati-based operation’s commission incentive program to the CyrusOne program.

The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. During 2010, the IT Services and Hardware segment incurred employee separation charges of $2.8 million associated with the integration of certain functions with the Wireline segment.

Corporate operating income for 2010 includes acquisition costs associated with the purchase of CyrusOne totaling $9.1 million, and Corporate operating income for 2008 includes costs associated with the settlement of a patent lawsuit totaling $2.0 million.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated. The Company’s business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Revenue
Wireline	$742.5	$763.1	$795.8
Wireless	289.2	307.0	316.1
Data Center Colocation	125.3	71.8	55.8
IT Services and Hardware	254.7	231.3	267.2
Intersegment	(34.7)	(37.2)	(31.9)

Total revenue	$1,377.0	$1,336.0	$1,403.0

Intersegment revenue
Wireline	$24.4	$25.7	$25.4
Wireless	2.6	3.4	3.2
Data Center Colocation	1.8	0.9	—
IT Services and Hardware	5.9	7.2	3.3

Total intersegment revenue	$34.7	$37.2	$31.9

Operating income
Wireline	$233.5	$255.6	$258.4
Wireless	56.3	33.0	46.8
Data Center Colocation	34.2	17.0	8.0
IT Services and Hardware	4.3	10.7	13.4
Corporate	(29.0)	(20.8)	(21.4)

Total operating income	$299.3	$295.5	$305.2

Expenditures for long-lived assets
Wireline	$98.7	$133.5	$121.5
Wireless	11.7	34.9	48.7
Data Center Colocation	557.4	23.3	75.7
IT Services and Hardware	8.6	6.4	4.3
Corporate	—	0.4	0.7

Total expenditure for long-lived assets	$676.4	$198.5	$250.9

Depreciation and amortization
Wireline	$103.9	$103.9	$101.2
Wireless	33.4	39.4	35.5
Data Center Colocation	34.6	15.0	11.2
IT Services and Hardware	7.3	6.2	5.8
Corporate	0.3	0.4	0.2

Total depreciation and amortization	$179.5	$164.9	$153.9

	As of December 31,
	2010	2009
Assets
Wireline	$694.1	$704.9
Wireless	359.3	383.4
Data Center Colocation	857.2	279.6
IT Services and Hardware	34.7	23.2
Corporate and eliminations	708.3	673.2

Total assets	$2,653.6	$2,064.3

Details of the Company’s service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Service revenue
Wireline	$710.9	$729.7	$763.0
Wireless	267.1	281.1	287.5
Data center colocation	123.5	70.9	55.8
IT services	97.8	88.2	89.3

Total service revenue	$1,199.3	$1,169.9	$1,195.6

Product revenue
Handsets and accessories	$19.5	$22.5	$25.4
IT, telephony and other equipment	158.2	143.6	182.0

Total product revenue	$177.7	$166.1	$207.4

The reconciliation of the Consolidated Statement of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Per Consolidated Statement of Cash Flows:
Capital expenditures	$149.7	$195.1	$230.9
Acquisitions of businesses, net of cash acquired	526.7	3.4	21.6
Return of deposit of wireless licenses	—	—	(1.6)

Total expenditure for long-lived assets	$676.4	$198.5	$250.9

15. Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2010	2009	2008
Capitalized interest expense	$0.9	$2.2	$3.1
Cash paid for:
Interest	172.4	118.8	145.0
Income taxes, net of refunds	3.5	6.0	2.0
Noncash investing and financing activities:
Increase in assets and liabilities due to capital lease transactions	21.9	79.3	28.1
Noncash operating and investing activities:
Increase (decrease) in accrual for capital expenditures	(4.1)	2.8	(11.3)

16. Supplemental Guarantor Information — Cincinnati Bell Telephone Notes

CBT, a wholly-owned subsidiary of CBI, the parent company, has $207.5 million in notes outstanding that are guaranteed on a subordinated basis by CBI and no other subsidiaries of CBI. The guarantee is full and unconditional. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for data center space between CBTS and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $20.9 million. In December 2010, the Company completed a legal entity restructuring and recapitalization, which had the effect of increasing equity and decreasing intercompany payables owed to CBI on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2010 and 2009 and the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2010, 2009, and 2008 of (1) CBI, the parent company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$668.1	$766.7	$(57.8)	$1,377.0
Operating costs and expenses	29.9	435.0	670.6	(57.8)	1,077.7

Operating income (loss)	(29.9)	233.1	96.1	—	299.3
Interest expense	160.2	9.8	37.5	(22.3)	185.2
Other expense (income), net	22.8	7.6	(5.8)	22.3	46.9

Income (loss) before equity in earnings of subsidiaries and income taxes	(212.9)	215.7	64.4	—	67.2
Income tax expense (benefit)	(61.6)	82.2	18.3	—	38.9
Equity in earnings of subsidiaries, net of tax	179.6	—	—	(179.6)	—

Net income	28.3	133.5	46.1	(179.6)	28.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$17.9	$133.5	$46.1	$(179.6)	$17.9

	Year Ended December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$688.9	$704.2	$(57.1)	$1,336.0
Operating costs and expenses	20.1	441.9	635.6	(57.1)	1,040.5

Operating income (loss)	(20.1)	247.0	68.6	—	295.5
Interest expense	111.5	14.4	16.2	(11.4)	130.7
Other expense (income), net	3.2	(0.8)	(3.3)	11.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(134.8)	233.4	55.7	—	154.3
Income tax expense (benefit)	(41.0)	84.8	20.9	—	64.7
Equity in earnings of subsidiaries, net of tax	183.4	—	—	(183.4)	—

Net income	89.6	148.6	34.8	(183.4)	89.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$79.2	$148.6	$34.8	$(183.4)	$79.2

	Year Ended December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$716.7	$736.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	480.6	646.5	(50.1)	1,097.8

Operating income (loss)	(20.8)	236.1	89.9	—	305.2
Interest expense	119.6	14.8	25.2	(19.9)	139.7
Other expense (income), net	(30.9)	7.1	(6.8)	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	214.2	71.5	—	176.2
Income tax expense (benefit)	(32.7)	79.3	27.0	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	134.9	44.5	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$134.9	$44.5	$(179.4)	$92.2

Condensed Consolidating Balance Sheets

	As of December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3
Receivables, net	2.4	0.9	180.9	—	184.2
Other current assets	6.4	22.5	39.0	(6.5)	61.4

Total current assets	78.6	25.2	225.6	(6.5)	322.9
Property, plant and equipment, net	0.5	623.7	640.2	—	1,264.4
Goodwill and other intangibles, net	—	2.6	575.1	—	577.7
Investments in and advances to subsidiaries	1,648.2	146.5	—	(1,794.7)	—
Other noncurrent assets	363.3	9.5	218.2	(102.4)	488.6

Total assets	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

Current portion of long-term debt	$—	$2.2	$14.3	$—	$16.5
Accounts payable	2.2	45.8	62.2	—	110.2
Other current liabilities	89.1	52.3	64.6	(4.0)	202.0

Total current liabilities	91.3	100.3	141.1	(4.0)	328.7
Long-term debt, less current portion	2,181.4	214.1	111.6	—	2,507.1
Other noncurrent liabilities	344.6	89.1	156.8	(104.9)	485.6
Intercompany payables	141.1	—	612.5	(753.6)	—

Total liabilities	2,758.4	403.5	1,022.0	(862.5)	3,321.4
Shareowners’ equity (deficit)	(667.8)	404.0	637.1	(1,041.1)	(667.8)

Total liabilities and shareowners’ equity (deficit)	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

	As of December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0
Receivables, net	—	—	159.9	—	159.9
Other current assets	47.8	22.0	69.0	(0.7)	138.1

Total current assets	67.9	24.1	229.7	(0.7)	321.0
Property, plant and equipment, net	0.8	629.6	492.9	—	1,123.3
Goodwill and other intangibles, net	—	2.8	179.2	—	182.0
Investments in and advances to subsidiaries	912.4	10.1	—	(922.5)	—
Other noncurrent assets	329.7	10.9	186.8	(89.4)	438.0

Total assets	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Current portion of long-term debt	$2.1	$1.3	$12.4	$—	$15.8
Accounts payable	0.4	44.8	61.0	—	106.2
Other current liabilities	67.8	56.0	78.1	(0.1)	201.8

Total current liabilities	70.3	102.1	151.5	(0.1)	323.8
Long-term debt, less current portion	1,558.4	214.5	190.4	—	1,963.3
Other noncurrent liabilities	328.5	90.2	103.1	(90.0)	431.8
Intercompany payables	8.2	—	298.9	(307.1)	—

Total liabilities	1,965.4	406.8	743.9	(397.2)	2,718.9
Shareowners’ equity (deficit)	(654.6)	270.7	344.7	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$677.5	$1,088.6	$(1,012.6)	$2,064.3

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(55.2)	$224.9	$130.3	$—	$300.0

Capital expenditures	—	(88.7)	(61.0)	—	(149.7)
Acquisitions of businesses, net of cash acquired	—	—	(526.7)	—	(526.7)
Other investing activities	—	0.3	0.6	—	0.9

Cash flows used in investing activities	—	(88.4)	(587.1)	—	(675.5)

Funding between Parent and subsidiaries, net	(423.2)	(137.0)	560.2	—	—
Issuance of long-term debt	2,132.7	1.6	—	—	2,134.3
Net change in credit and receivables facilities with initial maturities less than 90 days	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(1.4)	(12.6)	—	(1,554.5)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Debt issuance costs	(42.6)	—	—	—	(42.6)
Other financing activities	(11.5)	—	—	—	(11.5)

Cash flows provided by (used in) financing activities	104.9	(136.8)	461.7	—	429.8

Increase (decrease) in cash and cash equivalents	49.7	(0.3)	4.9	—	54.3
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0

Ending cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3

	Year Ended December 31, 2009
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(165.1)	$297.2	$133.5	$—	$265.6

Capital expenditures	(0.6)	(126.5)	(68.0)	—	(195.1)
Acquisition of businesses, net of cash acquired	—	(0.5)	(2.9)	—	(3.4)
Proceeds/deposits from sales of wireless licenses and towers	—	—	105.9	—	105.9
Other investing activities	0.4	0.5	(2.1)	—	(1.2)

Cash flows provided by (used in) investing activities	(0.2)	(126.5)	32.9	—	(93.8)

Funding between Parent and subsidiaries, net	321.3	(152.8)	(168.5)	—	—
Issuance of long-term debt	492.8	—	—	—	492.8
Net change in credit and receivables facilities with initial maturities less than 90 days	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(17.6)	(8.4)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Debt issuance costs	(15.3)	—	—	—	(15.3)
Other financing activities	(11.2)	—	—	—	(11.2)

Cash flows provided by (used in) financing activities	180.9	(170.4)	(166.0)	—	(155.5)

Increase in cash and cash equivalents	15.6	0.3	0.4	—	16.3
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7

Ending cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0

	Year Ended December 31, 2008
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$208.1	$223.6	$—	$403.9

Capital expenditures	(0.6)	(97.5)	(132.8)	—	(230.9)
Acquisition of businesses and wireless licenses	—	(2.3)	(17.7)	—	(20.0)
Other investing activities	0.1	0.7	(0.4)	—	0.4

Cash flows used in investing activities	(0.5)	(99.1)	(150.9)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(108.5)	(67.1)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit and receivables facilities with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(0.6)	(8.5)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(109.1)	(72.9)	—	(172.8)

Decrease in cash and cash equivalents	(19.1)	(0.1)	(0.2)	—	(19.4)
Beginning cash and cash equivalents	23.6	1.9	0.6	—	26.1

Ending cash and cash equivalents	$4.5	$1.8	$0.4	$—	$6.7

17. Supplemental Guarantor Information — 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes Due 2017, and 7% Senior Notes Due 2015

The Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless LLC, GramTel Inc, CBTS Software LLC, Cyrus Networks LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC and Cincinnati Bell Data Centers Inc. CBI owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. CBI’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet CBI’s debt service obligations. Separately, in connection with a fifteen year contract for data center space between CBTS and a data center customer, CBI has guaranteed the performance obligations of CBTS in relation to providing the data center space and managed services under that long-term contract. In addition, CBI has also guaranteed capital leases, mainly for CBTS, totaling $20.9 million. In December 2010, the Company completed a legal entity restructuring and recapitalization, which had the effect of increasing equity and decreasing intercompany payables owed to CBI on the balance sheets of certain guarantor entities.

The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2010 and 2009 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2010, 2009, and 2008 of (1) CBI, the parent company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$823.9	$610.9	$(57.8)	$1,377.0
Operating costs and expenses	29.9	723.9	381.7	(57.8)	1,077.7

Operating income (loss)	(29.9)	100.0	229.2	—	299.3
Interest expense	160.2	31.6	15.7	(22.3)	185.2
Other expense (income), net	22.8	8.8	(7.0)	22.3	46.9

Income (loss) before equity in earnings of subsidiaries and income taxes	(212.9)	59.6	220.5	—	67.2
Income tax expense (benefit)	(61.6)	15.9	84.6	—	38.9
Equity in earnings of subsidiaries, net of tax	179.6	—	—	(179.6)	—

Net income	28.3	43.7	135.9	(179.6)	28.3
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$17.9	$43.7	$135.9	$(179.6)	$17.9

	Year Ended December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$755.8	$637.3	$(57.1)	$1,336.0
Operating costs and expenses	20.1	693.6	383.9	(57.1)	1,040.5

Operating income (loss)	(20.1)	62.2	253.4	—	295.5
Interest expense	111.5	10.2	20.4	(11.4)	130.7
Other expense (income), net	3.2	3.2	(7.3)	11.4	10.5

Income (loss) before equity in earnings of subsidiaries and income taxes	(134.8)	48.8	240.3	—	154.3
Income tax expense (benefit)	(41.0)	18.5	87.2	—	64.7
Equity in earnings of subsidiaries, net of tax	183.4	—	—	(183.4)	—

Net income	89.6	30.3	153.1	(183.4)	89.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$79.2	$30.3	$153.1	$(183.4)	$79.2

	Year Ended December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$789.7	$663.4	$(50.1)	$1,403.0
Operating costs and expenses	20.8	711.2	415.9	(50.1)	1,097.8

Operating income (loss)	(20.8)	78.5	247.5	—	305.2
Interest expense	119.6	20.2	19.8	(19.9)	139.7
Other expense (income), net	(30.9)	(1.0)	1.3	19.9	(10.7)

Income (loss) before equity in earnings of subsidiaries and income taxes	(109.5)	59.3	226.4	—	176.2
Income tax expense (benefit)	(32.7)	22.5	83.8	—	73.6
Equity in earnings of subsidiaries, net of tax	179.4	—	—	(179.4)	—

Net income	102.6	36.8	142.6	(179.4)	102.6
Preferred stock dividends	10.4	—	—	—	10.4

Net income applicable to common shareowners	$92.2	$36.8	$142.6	$(179.4)	$92.2

Condensed Consolidating Balance Sheets

	As of December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3
Receivables, net	2.4	11.2	170.6	—	184.2
Other current assets	6.4	34.4	27.1	(6.5)	61.4

Total current assets	78.6	51.3	199.5	(6.5)	322.9
Property, plant and equipment, net	0.5	640.2	623.7	—	1,264.4
Goodwill and other intangibles, net	—	575.1	2.6	—	577.7
Investments in and advances to subsidiaries	1,648.2	—	134.7	(1,782.9)	—
Other noncurrent assets	363.3	219.5	8.2	(102.4)	488.6

Total assets	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Current portion of long-term debt	$—	$14.3	$2.2	$—	$16.5
Accounts payable	2.2	73.2	34.8	—	110.2
Other current liabilities	89.1	68.1	48.8	(4.0)	202.0

Total current liabilities	91.3	155.6	85.8	(4.0)	328.7
Long-term debt, less current portion	2,181.4	111.6	214.1	—	2,507.1
Other noncurrent liabilities	344.6	157.2	88.7	(104.9)	485.6
Intercompany payables	141.1	476.7	148.1	(765.9)	—

Total liabilities	2,758.4	901.1	536.7	(874.8)	3,321.4
Shareowners’ equity (deficit)	(667.8)	585.0	432.0	(1,017.0)	(667.8)

Total liabilities and shareowners’ equity (deficit)	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

	As of December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0
Receivables, net	—	0.9	159.0	—	159.9
Other current assets	47.8	64.1	26.9	(0.7)	138.1

Total current assets	67.9	65.8	188.0	(0.7)	321.0
Property, plant and equipment, net	0.8	492.9	629.6	—	1,123.3
Goodwill and other intangibles, net	—	179.2	2.8	—	182.0
Investments in and advances to subsidiaries	912.4	—	21.9	(934.3)	—
Other noncurrent assets	329.7	188.6	9.1	(89.4)	438.0

Total assets	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Current portion of long-term debt	$2.1	$12.4	$1.3	$—	$15.8
Accounts payable	0.4	73.0	32.8	—	106.2
Other current liabilities	67.8	81.0	53.1	(0.1)	201.8

Total current liabilities	70.3	166.4	87.2	(0.1)	323.8
Long-term debt, less current portion	1,558.4	104.5	300.4	—	1,963.3
Other noncurrent liabilities	328.5	104.4	88.9	(90.0)	431.8
Intercompany payables	8.2	241.3	69.4	(318.9)	—

Total liabilities	1,965.4	616.6	545.9	(409.0)	2,718.9
Shareowners’ equity (deficit)	(654.6)	309.9	305.5	(615.4)	(654.6)

Total liabilities and shareowners’ equity (deficit)	$1,310.8	$926.5	$851.4	$(1,024.4)	$2,064.3

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(55.2)	$137.9	$217.3	$—	$300.0

Capital expenditures	—	(61.0)	(88.7)	—	(149.7)
Acquisitions of businesses, net of cash acquired	—	(526.7)	—	—	(526.7)
Other investing activities	—	0.6	0.3	—	0.9

Cash flows used in investing activities	—	(587.1)	(88.4)	—	(675.5)

Funding between Parent and subsidiaries, net	(423.2)	465.1	(41.9)	—	—
Issuance of long-term debt	2,132.7	1.6	—	—	2,134.3
Net change in credit and receivables facilities with initial maturities less than 90 days	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(12.6)	(1.4)	—	(1,554.5)
Common stock repurchase	(10.0)				(10.0)
Debt issuance costs	(42.6)	—	—	—	(42.6)
Other financing activities	(11.5)	—	—	—	(11.5)

Cash flows provided by (used in) financing activities	104.9	454.1	(129.2)	—	429.8

Increase (decrease) in cash and cash equivalents	49.7	4.9	(0.3)	—	54.3
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0

Ending cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3

	Year Ended December 31, 2009
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(165.1)	$184.6	$246.1	$—	$265.6

Capital expenditures	(0.6)	(68.0)	(126.5)	—	(195.1)
Acquisitions of businesses, net of cash acquired	—	(2.9)	(0.5)	—	(3.4)
Proceeds/deposits from sales of wireless licenses and towers	—	105.9	—	—	105.9
Other investing activities	0.4	(2.1)	0.5	—	(1.2)

Cash flows provided by (used in) investing activities	(0.2)	32.9	(126.5)	—	(93.8)

Funding between Parent and subsidiaries, net	321.3	(208.7)	(112.6)	—	—
Issuance of long-term debt	492.8	—	—	—	492.8
Net change in credit and receivables facilities with initial maturities less than 90 days	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(8.4)	(17.6)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Debt issuance costs	(15.3)	—	—	—	(15.3)
Other financing activities	(11.2)	—	—	—	(11.2)

Cash flows provided by (used in) financing activities	180.9	(217.1)	(119.3)	—	(155.5)

Increase in cash and cash equivalents	15.6	0.4	0.3	—	16.3
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7

Ending cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0

	Year Ended December 31, 2008
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(27.8)	$195.4	$236.3	$—	$403.9

Capital expenditures	(0.6)	(132.8)	(97.5)	—	(230.9)
Acquisitions of businesses and wireless licenses	—	(17.7)	(2.3)	—	(20.0)
Other investing activities	0.1	(0.4)	0.7	—	0.4

Cash flows used in investing activities	(0.5)	(150.9)	(99.1)	—	(250.5)

Funding between Parent and subsidiaries, net	175.6	(39.4)	(136.2)	—	—
Issuance of long-term debt	20.0	—	3.0	—	23.0
Net change in credit and receivables facilities with initial maturities less than 90 days	(2.0)	—	—	—	(2.0)
Repayment of debt	(96.6)	(5.5)	(3.6)	—	(105.7)
Common stock repurchase	(76.8)	—	—	—	(76.8)
Other financing activities	(11.0)	—	(0.3)	—	(11.3)

Cash flows provided by (used in) financing activities	9.2	(44.9)	(137.1)	—	(172.8)

Increase (decrease) in cash and cash equivalents	(19.1)	(0.4)	0.1	—	(19.4)
Beginning cash and cash equivalents	23.6	0.8	1.7	—	26.1

Ending cash and cash equivalents	$4.5	$0.4	$1.8	$—	$6.7

18. Quarterly Financial Information (Unaudited)

	2010
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$323.7	$338.6	$351.9	$362.8	$1,377.0
Operating income	82.4	69.8	82.6	64.5	299.3
Net income (loss)	22.8	9.6	14.5	(18.6)	28.3
Basic earnings (loss) per common share	0.10	0.03	0.06	(0.11)	0.09
Diluted earnings (loss) per common share	0.10	0.03	0.06	(0.11)	0.09

	2009
(dollars in millions, except per common share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$325.5	$327.6	$337.7	$345.2	$1,336.0
Operating income	80.3	75.6	73.2	66.4	295.5
Net income	28.8	26.3	27.7	6.8	89.6
Basic earnings per common share	0.12	0.11	0.12	0.02	0.37
Diluted earnings per common share	0.12	0.11	0.12	0.02	0.37

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010 (the “Evaluation Date”). Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010, and they have concluded that there was not any change to Cincinnati Bell Inc.’s internal control over financial reporting in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2010 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company are as follows:

Name	Age	Title
John F. Cassidy (a)	56	President and Chief Executive Officer
Theodore H. Torbeck	54	President and General Manager, Cincinnati Bell Communications Group
Gary J. Wojtaszek	44	Chief Financial Officer
Tara L. Khoury	54	Senior Vice President and Chief Marketing Officer
Christopher J. Wilson	45	Vice President, General Counsel, and Secretary
Brian G. Keating	57	Vice President, Human Resources and Administration
Kurt A. Freyberger	44	Vice President, Investor Relations and Controller

(a)	Member of the Board of Directors

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

THEODORE H. TORBECK, President and General Manager of Cincinnati Bell Communications Group since September 2010; Chief Executive Officer of The Freedom Group, Inc. from 2008-2010; Vice President of Operations of General Electric Industrial from 2006-2008; President and Chief Executive Officer of General Electric Rail Services from 2003-2006.

GARY J. WOJTASZEK, Chief Financial Officer of the Company since August 2008; Senior Vice President, Treasurer, and Chief Accounting Officer of Laureate Education Corporation from 2006-2008; Vice President of Finance and Principal Accounting Officer of Agere Systems, Inc. from 2001-2006.

TARA L. KHOURY, Senior Vice President and Chief Marketing Officer of the Company since March 2009; Senior Vice President and Chief Global Marketing Officer of Kao Brands Company from 2005-2008; Senior Vice President, Hillshire Farm division of Sara Lee Corporation from 2004-2005.

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003; Associate General Counsel and Assistant Corporate Secretary for the Company’s Cincinnati-based operating subsidiaries from 1999-2003.

BRIAN G. KEATING, Vice President, Human Resources and Administration of the Company since August 2003; Vice President, Human Resources and Administration of the Cincinnati Operations from 2000-2003; Director of Labor Relations, Staffing and Safety of the Company from 1988-2000.

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

Items 11 and 12. Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by these items can be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by these items can be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by these items can be found in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Consolidated Financial Statements are included beginning on page 60.

Financial Statement Schedules

Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 121. All other schedules are not required under the related instructions or are not applicable.

Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION

(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(3.2)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).

(4.1)	Indenture dated July 1, 1993, between Cincinnati Bell Inc., as Issuer, and The Bank of New York, as Trustee, relating to Cincinnati Bell Inc.’s 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of report July 12, 1993, File No. 1-8519).

(4.2)	Indenture dated as of February 16, 2005, by and among Cincinnati Bell Inc., as Issuer, the Guarantor parties thereto, and the Bank of New York, as Trustee in connection with Cincinnati Bell Inc.’s 7% Senior Notes due 2015 (Exhibit 4.1 to Current Report on Form 8-K, filed on February 23, 2005, File No. 1-8519).

(4.3)	Indenture dated as of October 5, 2009, by and among Cincinnati Bell Inc., as issuer, the guarantors party thereto and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8.25% Senior Notes due 2017. (Exhibit 4.1 to Current Report on Form 8-K, date of Report September 30, 2009, File No. 1-8519).

(4.4)	Indenture dated as of March 15, 2010, by and among Cincinnati Bell Inc., as issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as guarantors, and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8 3/4% Senior Subordinated Notes due 2018. (Exhibit 4.1 to Current Report on Form 8-K, date of Report March 15, 2010, File No. 1-8519).

(4.5)	Indenture dated as of October 13, 2010, by and among Cincinnati Bell Inc., as issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as guarantors and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8 3/8% Senior Notes due 2020. (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 13, 2010, File No. 1-8519).

(4.6)	Indenture dated as of October 27, 1993, among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed October 27, 1993, File No. 1-8519).

(4.7)	First Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of October 27, 1993 by and among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.8)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of October 27, 1993 by and among Cincinnati Bell Telephone Company LLC (as successor entity to Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

Exhibit Number	DESCRIPTION

(4.9)	Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, filed November 30, 1998, File No. 1-8519).

(4.10)	First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.11)	Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company LLC (as successor entity Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.12)	Warrant Agreement, dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.13)	Equity Registration Rights Agreement, dated as of March 26, 2003 by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.14)	Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.15)	First Amendment to Purchase Agreement, dated as of March 26, 2003 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.16)	Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4.17)	Third Amendment to Purchase Agreement, dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.18)	Fourth Amendment to Purchase Agreement, dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.19)	No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10.1)	Purchase and Sale Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC as Purchaser, Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC, and various Cincinnati Bell subsidiaries as Sellers (Exhibit 99.1 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10.2)	Joinder and First Amendment to the Purchase and Sale Agreement, dated as of March 19, 2009, to the Purchase and Sale Agreement dated as of March 23, 2007, among Cincinnati Bell Technology Solutions Inc. as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report March 19, 2009, File No. 1-8519).

(10.3)	Joinder and Second Amendment to the Purchase and Sale Agreement, dated as of July 1, 2009, to Purchase and Sale Agreement dated as of March 23, 2007, among eVolve Business Solutions LLC as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

(10.4)	Joinder and Third Amendment to Purchase and Sale Agreement dated as of June 7, 2010, among Cincinnati Bell Any Distance of Virginia LLC as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as sole member of Cincinnati Bell Funding and as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 7, 2010, File No. 1-8519).

(10.5)	Joinder and Fourth Amendment to Purchase and Sale Agreement dated as of December 23, 2010, among Cincinnati Bell Data Centers Inc. as a New Originator, the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as sole member of Cincinnati Bell Funding and as Servicer (Exhibit 99.2 to Current Report on Form 8-K, date of Report December 23, 2010, File No. 1-8519).

(10.6)	Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, various Purchasers and Purchaser Agents, and PNC Bank, National Association, as Administrator. (Exhibit 99.2 to Current Report on Form 8-K, filed March 29, 2007, File No. 1-8519).

(10.7)	First Amendment to Receivables Purchase Agreement, dated as of March 18, 2008, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10.8)	Second Amendment to Receivables Purchase Agreement, dated as of March 20, 2008, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.2 to Current Report on Form 8-K, date of Report March 26, 2008, File No. 1-8519).

(10.9)	Third Amendment to Receivables Purchase Agreement, dated as of March 19, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein and PNC Bank, National Association, as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report March 19, 2009, File No. 1-8519).

(10.10)	Fourth Amendment to Receivables Purchase Agreement, dated as of June 8, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 8, 2009, File No. 1-8519).

(10.11)	Fifth Amendment to Receivables Purchase Agreement, dated as of July 1, 2009, to the Receivables Purchase Agreement dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report July 1, 2009, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10.12)	Sixth Amendment to Receivables Purchase Agreement dated as of June 7, 2010, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator for each Purchaser Group. (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 7, 2010, File No. 1-8519).

(10.13)	Seventh Amendment to Receivables Purchase Agreement dated as of December 23, 2010, to the Receivables Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, the Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association as Administrator for each Purchaser Group (Exhibit 99.1 to Current Report on Form 8-K, date of Report December 23, 2010, File No. 1-8519).

(10.14)	Credit Agreement dated as of June 11, 2010 among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Bank, National Association, as Swingline Lender and an L/C Issuer, and the other Lenders party thereto. (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 11, 2010, File No. 1- 8519).

(10.15)	Equity Purchase Agreement dated as of May 12, 2010 among Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Inc., Cy-One Parent LLC, Cy-One Holdings LLC, the interest holders of Cy-One Holdings LLC and Cyrus Networks LLC. (Exhibit 2.1 to Current Report on Form 8-K, date of Report May 13, 2010, File No. 1-8519).

(10.16)*	Short Term Incentive Plan of Cincinnati Bell Inc., as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10.17)*	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(1.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.18)*	Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of January 1, 2009. (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.19)*	Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005. (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.20)*	Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors effective as of January 1, 2006 (Exhibit (10)(iii)(A)(2.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.21)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.22)*	Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005. (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.23)*	Cincinnati Bell Inc. 1997 Long Term Incentive Plan, as amended and restated effective July 24, 2000 (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8519).

(10.24)*	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of January 1, 2001 (Exhibit (10)(iii)(A)(5.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.25)*	Amendment to Cincinnati Bell Inc. 1997 Long Term Incentive Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(5.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10.26)*	Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors, as revised and restated effective January 1, 2001 (Exhibit (10)(iii)(A)(6) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-8519).

(10.27)*	Amendment to Cincinnati Bell Inc. 1997 Stock Option Plan for Non-Employee Directors effective as of May 27, 2003 (Exhibit (10)(iii)(A)(6.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.28)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company’s 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).

(10.29)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company’s 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).

(10.30)*	Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of report December 7, 2010, File No. 1-8519).

(10.31)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company’s 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).

(10.32)*	Cincinnati Bell Inc. 2007 Performance Unit Agreement (Exhibit 10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, File No. 1-8519).

(10.33)*	Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.34)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2002 (Exhibit (10)(iii)(A)(17.1) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.35)*	Amendment to Cincinnati Bell Management Pension Plan effective as of May 27, 2003 (Exhibit (10)(iii)(A)(17.2) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.36)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 1997 (Exhibit (10)(iii)(A)(17.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.37)*	Amendment to Cincinnati Bell Management Pension Plan effective as of December 4, 2003 (Exhibit (10)(iii)(A)(17.4) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.38)*	Amendment to Cincinnati Bell Management Pension Plan effective as of August 19, 2004 (Exhibit (10)(iii)(A)(17.5) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.39)*	Amendment to Cincinnati Bell Management Pension Plan effective as of June 1, 2005 (Exhibit (10)(iii)(A)(17.6) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.40)*	Amendment to Cincinnati Bell Management Pension Plan effective as of March 28, 2005 (Exhibit (10)(iii)(A)(17.7) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.41)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2006 (Exhibit (10)(iii)(A)(17.8) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.42)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2007 (Exhibit (10)(iii)(A)(17.9) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10.43)*	Amendment to Cincinnati Bell Management Pension Plan effective as of January 1, 2008.

(10.44)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Employees) (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.45)*	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.46)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Non-Employee Directors) (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 4, 2003, File No. 1-8519).

(10.47)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees). (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.48)*	Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(9) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.49)*	Amendment to Amended and Restated Employment Agreement effective as of February 5, 2010 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 5, 2010, File No 1-8519).

(10.50)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit (12)(iii)(A)(11) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.51)*	Amendment No. 1 to Amended and Restated Employment Agreement effective as of January 27, 2011 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(10.52)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.53)*	Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian G. Keating (Exhibit (10)(iii)(A)(8) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.54)*	Employment Agreement between Cincinnati Bell Inc. and Theodore H. Torbeck dated September 7, 2010. (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.55)*	Employment Agreement between Cincinnati Bell Inc. and Tara L. Khoury, dated July 30, 2010. (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 30, 2010, File No. 1-8519).

(10.56)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011. (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).

(10.57)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Employees) (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.58)*	Cincinnati Bell Inc. Form of Cincinnati Bell Inc. Performance Restricted Stock Agreement (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 3, 2004, File No. 1-8519).

(10.59)*	Cincinnati Bell Inc. Form of Stock Option Agreement (Non-Employee Directors) (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 4, 2003, File No. 1-8519).

(10.60)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees). (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.61)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Exhibit Number	DESCRIPTION

(10.62)*	Cincinnati Bell Inc. Performance Restricted Stock Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.63)*	Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan). (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(12.1) +	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

(14)	Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.

(23)+	Consent of Independent Registered Public Accounting Firm.

(24)+	Powers of Attorney.

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Presentation Linkbase Document.

+	Filed herewith.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instructions to Form 10-K.

The Company’s reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II

Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

(Millions of Dollars)

	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2010	$17.2	$15.2	$—	$18.4	$14.0
Year 2009	$18.0	$22.3	$—	$23.1	$17.2
Year 2008	$17.1	$19.7	$—	$18.8	$18.0

Deferred Tax Valuation Allowance
Year 2010	$67.2	$(6.6)	$(0.6)	$—	$60.0
Year 2009	$72.9	$(5.7)	$—	$—	$67.2
Year 2008	$140.0	$(67.1)	$—	$—	$72.9

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BELL INC.

February 28, 2011	By	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

	By	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy John F. Cassidy	President, Chief Executive Officer, and Director	February 28, 2011

Phillip R. Cox * Phillip R. Cox	Chairman of the Board and Director	February 28, 2011

Bruce L. Byrnes* Bruce L. Byrnes	Director	February 28, 2011

Jakki L. Haussler* Jakki L. Haussler	Director	February 28, 2011

Craig F. Maier* Craig F. Maier	Director	February 28, 2011

Alex Shumate* Alex Shumate	Director	February 28, 2011

Lynn A. Wentworth* Lynn A. Wentworth	Director	February 28, 2011

John M. Zrno* John M. Zrno	Director	February 28, 2011

*By:	/s/ John F. Cassidy	February 28, 2011
John F. Cassidy
as attorney-in-fact and on his behalf as Principal Executive Officer, President and Chief Executive Officer, and Director