Form 10-Q
period 2011-03-31
CINCINNATI BELL INC
filed 2011-05-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

At April 30, 2011, there were 198,788,640 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Description

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue
Services	$311.4	$289.8
Products	49.4	33.9

Total revenue	360.8	323.7

Costs and expenses
Cost of services, excluding items below	110.7	97.4
Cost of products sold, excluding items below	48.5	36.5
Selling, general and administrative	64.6	67.2
Depreciation and amortization	48.4	40.2
Acquisition costs and other	2.2	—

Total operating costs and expenses	274.4	241.3

Operating income	86.4	82.4
Interest expense	54.5	37.1
Other income, net	—	(0.1)

Income before income taxes	31.9	45.4
Income tax expense	14.0	22.6

Net income	17.9	22.8
Preferred stock dividends	2.6	2.6

Net income applicable to common shareowners	$15.3	$20.2

Basic and diluted earnings per common share	$0.08	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2011	December 31, 2010

Assets

Current assets
Cash and cash equivalents	$84.0	$77.3
Receivables, less allowances of $12.4 and $14.0	165.6	184.2
Inventory, materials and supplies	21.4	20.9
Deferred income taxes, net	31.1	29.6
Prepaid expenses	12.4	10.0
Other current assets	4.2	0.9

Total current assets	318.7	322.9

Property, plant and equipment, net	1,274.3	1,264.4
Goodwill	341.7	341.7
Intangible assets, net	231.1	236.0
Deferred income taxes, net	406.0	422.2
Other noncurrent assets	64.4	66.4

Total assets	$2,636.2	$2,653.6

Liabilities and Shareowners’ Deficit

Current liabilities
Current portion of long-term debt	$16.3	$16.5
Accounts payable	87.5	110.2
Unearned revenue and customer deposits	49.1	48.1
Accrued taxes	13.5	13.5
Accrued interest	59.3	46.6
Accrued payroll and benefits	42.7	49.0
Other current liabilities	43.9	44.8

Total current liabilities	312.3	328.7

Long-term debt, less current portion	2,507.0	2,507.1
Pension and postretirement benefit obligations	319.9	333.1
Other noncurrent liabilities	147.4	152.5

Total liabilities	3,286.6	3,321.4

Shareowners’ deficit
Preferred stock	129.4	129.4
Common shares	2.0	2.0
Additional paid-in capital	2,599.8	2,601.5
Accumulated deficit	(3,220.7)	(3,238.6)
Accumulated other comprehensive loss	(158.8)	(160.0)
Common shares in treasury, at cost	(2.1)	(2.1)

Total shareowners’ deficit	(650.4)	(667.8)

Total liabilities and shareowners’ deficit	$2,636.2	$2,653.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$17.9	$22.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48.4	40.2
Provision for loss on receivables	3.1	4.1
Impairment loss	1.1	—
Noncash portion of interest expense	2.5	0.9
Deferred income tax provision	13.9	20.4
Pension and other postretirement benefits	(11.2)	1.5
Other, net	0.8	0.1

Changes in operating assets and liabilities, net of effects of acquisitions
Decrease in receivables	15.4	6.1
(Increase) decrease in inventory, materials, supplies, prepaids and other current assets	(6.8)	2.5
Decrease in accounts payable	(22.2)	(20.5)
Increase (decrease) in accrued and other current liabilities	8.5	(2.4)
Decrease (increase) in other long-term assets	0.1	(3.3)
Decrease in other long-term liabilities	(6.5)	(1.6)

Net cash provided by operating activities	65.0	70.8

Cash flows from investing activities
Capital expenditures	(52.4)	(27.3)
Acquisitions, net of cash acquired	—	(0.4)
Other, net	0.1	0.1

Net cash used in investing activities	(52.3)	(27.6)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of financing costs	—	603.3
Net decrease in corporate credit and receivables facilities	—	(85.9)
Repayment of debt	(3.0)	(2.9)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(0.4)	(1.3)

Net cash (used in) provided by financing activities	(6.0)	510.6

Net increase in cash and cash equivalents	6.7	553.8
Cash and cash equivalents at beginning of year	77.3	23.0

Cash and cash equivalents at end of period	$84.0	$576.8

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$4.5	$14.5

Acquisition of property on account	8.1	9.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provides diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. Prior year amounts have been reclassified to conform to the current segment reporting. See Note 10 for information on the Company’s reportable segments.

Approximately 35% of the Company’s workforce is party to collective bargaining agreements, which expire on May 7, 2011. A dispute or failed renegotiation of the collective bargaining agreements could have a material adverse effect on the business.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting.

The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.

Recently Issued Accounting Standards — In September 2009, new accounting guidance under Accounting Standards Codification (“ASC”) Topic 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Effective January 1, 2011, the Company prospectively adopted this standard for revenue arrangements entered into or materially modified after the adoption date. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In September 2009, new accounting guidance under ASC Topic 605 was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Effective January 1, 2011, the Company prospectively adopted this standard for revenue arrangements entered into or materially modified after the adoption date. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items.

Use of Estimates — Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with U.S. GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

2.	Acquisition of Cyrus Networks, LLC

On June 11, 2010 (the “Acquisition Date”), the Company purchased Cyrus Networks, LLC (“CyrusOne”), a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne is the largest data center colocation provider in Texas, servicing primarily large businesses. CyrusOne is now a wholly-owned subsidiary of the Company. The purchase of CyrusOne has been accounted for as a business combination under the acquisition method. The purchase price allocation has now been completed. Goodwill and intangible assets resulting from this acquisition were $269.6 million and $138.0 million, respectively.

The results of operations of CyrusOne were included in the consolidated results of operations beginning June 11, 2010, and are included in the Data Center Colocation segment. For the three months ended March 31, 2011, $22.1 million of revenue and $6.0 million of operating income is included in the consolidated results of operations.

Form 10-Q Part I	Cincinnati Bell Inc.

2.	Acquisition of Cyrus Networks, LLC, continued

The following unaudited pro forma consolidated results assume the acquisition of CyrusOne was completed as of the beginning of 2010:

(dollars in millions, except per share amounts)	Three Months Ended March 31, 2010
Revenue	$341.1
Net income	16.7
Earnings per share:
Basic and diluted earnings per common share	$0.07

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

Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under our stock-based compensation plans, exercise of warrants or conversion of preferred stock, but only to the extent that they are considered dilutive.

The following table shows the computation of the basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2011	2010
Numerator:
Net income	$17.9	$22.8
Preferred stock dividends	2.6	2.6

Income available to common shareholders - basic and diluted	$15.3	$20.2

Denominator:
Weighted average common shares outstanding - basic	197.8	200.9
Warrants	—	1.0
Stock-based compensation arrangements	2.0	2.8

Weighted average common shares outstanding - diluted	199.8	204.7

Basic and diluted earnings per common share	$0.08	$0.10

For the three months ended March 31, 2011 and 2010, awards under the Company’s stock-based compensation plans for common shares of 12.6 million and 14.6 million, respectively, and preferred stock convertible into 4.5 million common shares for both periods, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. In addition, warrants to purchase 17.5 million common shares were excluded as they were anti-dilutive to the computation of diluted EPS for the three months ended March 31, 2011.

Form 10-Q Part I	Cincinnati Bell Inc.

4.	Comprehensive Income

The Company’s comprehensive income is shown below:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Net income	$17.9	$22.8
Amortization of pension and postretirement costs, (net of tax benefit of $0.8 and $0.1)	1.2	0.3

Comprehensive income	$19.1	$23.1

5.	Debt

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2011	December 31, 2010

Current portion of long-term debt:
Capital lease obligations and other debt	$16.3	$16.5

Current portion of long-term debt	16.3	16.5

Long-term debt, less current portion:
7% Senior Notes due 2015*	251.1	251.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	118.3	118.5

	2,516.9	2,517.4

Net unamortized discount	(9.9)	(10.3)

Long-term debt, less current portion	2,507.0	2,507.1

Total debt	$2,523.3	$2,523.6

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

As of March 31, 2011, the Company had no outstanding borrowings under its revolving credit facility and outstanding letters of credit totaling $23.1 million, leaving $186.9 million in additional borrowing availability under its $210.0 million revolving credit facility.

The permitted borrowings under the accounts receivable securitization facility (“Receivables Facility”) vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At March 31, 2011, the Company had no borrowings outstanding under the Receivables Facility and had $98.3 million in borrowing availability.

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Financial Instruments

The carrying value and fair values of the Company’s long-term debt are as follows:

	March 31, 2011		December 31, 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt, including current portion	$2,523.3	$2,447.6	$2,523.6	$2,416.9

The fair value of debt instruments was estimated based on closing market prices of the Company’s debt at March 31, 2011 and December 31, 2010.

7.	Restructuring Charges

The Company’s restructuring activities consist of actions taken to reduce operating costs, integrate recently acquired businesses, and eliminate non-strategic operations. Restructuring liabilities have been established for employee separation obligations, lease abandonment, and conforming commission incentive programs.

A summary of the activity in these liabilities is presented below:

	Three Months Ended March 31, 2011
(dollars in millions):	Employee Separation	Lease Abandonment	Other	Total

Beginning balance	$11.7	$7.2	$1.4	$20.3
Utilizations	(3.2)	(0.4)	(1.4)	(5.0)

Ending balance	$8.5	$6.8	$—	$15.3

	Three Months Ended March 31, 2010
(dollars in millions):	Employee Separation	Lease Abandonment	Other	Total

Beginning balance	$14.4	$4.4	$—	$18.8
Utilizations	(5.1)	(0.2)	—	(5.3)

Ending balance	$9.3	$4.2	$—	$13.5

The liability for employee separations shown in the table above also includes probable future separations to occur under the Company’s written severance plan. Total employee separation payments made in the three months ended March 31, 2011 were $3.2 million and by segment were $2.5 million for Wireline, $0.1 million for Wireless, $0.5 million for IT Services and Hardware, with an additional $0.1 million attributable to corporate. Total employee separation payments for the three months ended March 31, 2010 were $5.1 million and were all associated with the Wireline segment.

Payments for lease abandonment totaled $0.4 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011, the corporate costs were nominal and payments for Wireline and Wireless segments were $0.3 million and $0.1 million, respectively. For the three months ended March 31, 2010, the activity is associated with corporate costs, which are unallocated to the segments.

At December 31, 2010 other restructuring consisted of a $1.4 million reserve for payments in order to conform the Company’s commission incentive program for the Data Center Colocation segment. All payments under the program were completed as of March 31, 2011.

At March 31, 2011 and December 31, 2010, $7.4 million and $9.3 million of the restructuring liabilities were included in “Other current liabilities” and $7.9 million and $11.0 million were included in “Other noncurrent liabilities,” respectively, in the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

8.	Pension and Postretirement Plans

The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging about 9%.

Pension and postretirement benefit costs are as follows:

	Three Months Ended March 31,
	2011	2010	2011	2010
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.3	$1.3	$0.1	$0.1
Interest cost on projected benefit obligation	6.2	6.7	1.8	2.0
Expected return on plan assets	(7.3)	(7.5)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.3)	(3.3)
Actuarial loss	3.6	2.3	1.6	1.3

Benefit costs	$3.9	$2.9	$0.2	$0.1

Contributions in 2011 to the Company’s pension and postretirement plans are expected to be approximately $20.1 million and $22.1 million, respectively. For the three months ended March 31, 2011, contributions to the pension plan were $9.8 million and contributions to the postretirement plan were $6.6 million.

9.	Stock-Based Compensation Plans

The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.

The Company recognized stock-based compensation expense of $1.4 million and $1.3 million for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011, there was $7.1 million of unrecognized compensation expense related to these awards. The remaining compensation for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, while the remaining expense for performance-based awards will be recognized within approximately one year.

The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At March 31, 2011 and 2010, there were 0.7 million and 0.9 million common shares deferred, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized a gain of $0.1 million for the three months ended March 31, 2011 and expense of $0.1 million for the corresponding prior year period.

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Business Segment Information

The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.

The Wireline segment provides local voice, data, long-distance and other services to customers primarily in southwestern Ohio, northern Kentucky, and southeastern Indiana. The Wireless segment provides advanced, digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company operates 17 data centers in Texas, Ohio, Kentucky, Indiana, Michigan, and Illinois. The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. The CyrusOne financial results are included in the Data Center Colocation segment for the three months ended March 31, 2011.

In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting were made primarily as a result of the CyrusOne acquisition. Prior year amounts have been reclassified to conform to the current segment reporting.

Certain corporate administrative expenses have been allocated to segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

10.	Business Segment Information, continued

The Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Revenue
Wireline	$183.9	$187.7
Wireless	71.4	73.2
Data Center Colocation	43.4	20.0
IT Services and Hardware	70.3	51.6
Intersegment	(8.2)	(8.8)

Total revenue	$360.8	$323.7

Intersegment revenue
Wireline	$5.8	$6.3
Wireless	0.6	0.7
Data Center Colocation	0.6	0.5
IT Services and Hardware	1.2	1.3

Total intersegment revenue	$8.2	$8.8

Operating income
Wireline	$59.6	$63.1
Wireless	16.3	17.7
Data Center Colocation	12.0	6.7
IT Services and Hardware	3.2	0.7
Corporate	(4.7)	(5.8)

Total operating income	$86.4	$82.4

Expenditures for long-lived assets
Wireline	$25.5	$20.7
Wireless	4.8	2.2
Data Center Colocation	21.6	2.4
IT Services and Hardware	0.5	2.0

Total expenditure for long-lived assets	$52.4	$27.3

Depreciation and amortization
Wireline	$25.4	$25.4
Wireless	8.7	9.0
Data Center Colocation	12.0	4.1
IT Services and Hardware	2.2	1.6
Corporate and eliminations	0.1	0.1

Total depreciation and amortization	$48.4	$40.2

	March 31, 2011	December 31, 2010
Assets
Wireline	$696.4	$694.1
Wireless	353.6	359.3
Data Center Colocation	866.2	857.2
IT Services and Hardware	34.3	34.7
Corporate and eliminations	685.7	708.3

Total assets	$2,636.2	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information

Cincinnati Bell Telephone Notes

Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company” or “CBI”), had $207.5 million in notes outstanding at March 31, 2011 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2010, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$163.8	$211.0	$(14.0)	$360.8
Operating costs and expenses	6.0	104.7	177.7	(14.0)	274.4

Operating income (loss)	(6.0)	59.1	33.3	—	86.4
Interest expense	48.1	3.5	15.8	(12.9)	54.5
Other expense (income), net	(11.5)	0.3	(1.7)	12.9	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(42.6)	55.3	19.2	—	31.9
Income tax expense (benefit)	(13.3)	20.9	6.4	—	14.0
Equity in earnings of subsidiaries, net of tax	47.2	—	—	(47.2)	—

Net income	17.9	34.4	12.8	(47.2)	17.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$15.3	$34.4	$12.8	$(47.2)	$15.3

	Three Months Ended March 31, 2010
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Revenue	$—	$169.6	$168.6	$(14.5)	$323.7
Operating costs and expenses	5.7	106.1	144.0	(14.5)	241.3

Operating income (loss)	(5.7)	63.5	24.6	—	82.4
Interest expense	31.1	3.4	4.6	(2.0)	37.1
Other expense (income), net	(2.5)	1.7	(1.3)	2.0	(0.1)

Income (loss) before equity in earnings of subsidiaries and income taxes	(34.3)	58.4	21.3	—	45.4
Income tax expense (benefit)	(9.6)	24.3	7.9	—	22.6
Equity in earnings of subsidiaries, net of tax	47.5	—	—	(47.5)	—

Net income	22.8	34.1	13.4	(47.5)	22.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.2	$34.1	$13.4	$(47.5)	$20.2

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information, continued

Cincinnati Bell Telephone Notes, continued

Condensed Consolidating Balance Sheets

	As of March 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$78.3	$1.3	$4.4	$—	$84.0
Receivables, net	2.0	—	163.6	—	165.6
Other current assets	4.2	28.2	55.7	(19.0)	69.1

Total current assets	84.5	29.5	223.7	(19.0)	318.7
Property, plant and equipment, net	0.3	622.2	651.8	—	1,274.3
Goodwill and intangibles, net	—	2.6	570.2	—	572.8
Investments in and advances to subsidiaries	1,688.6	179.3	—	(1,867.9)	—
Other noncurrent assets	363.6	8.9	202.5	(104.6)	470.4

Total assets	$2,137.0	$842.5	$1,648.2	$(1,991.5)	$2,636.2

Current portion of long-term debt	$—	$2.2	$14.1	$—	$16.3
Accounts payable	0.4	38.5	48.6	—	87.5
Other current liabilities	94.9	53.2	76.5	(16.1)	208.5

Total current liabilities	95.3	93.9	139.2	(16.1)	312.3
Long-term debt, less current portion	2,181.5	213.5	112.0	—	2,507.0
Other noncurrent liabilities	330.2	97.0	147.6	(107.5)	467.3
Intercompany payables	180.4	—	599.4	(779.8)	—

Total liabilities	2,787.4	404.4	998.2	(903.4)	3,286.6
Shareowners’ equity (deficit)	(650.4)	438.1	650.0	(1,088.1)	(650.4)

Total liabilities and shareowners’ equity (deficit)	$2,137.0	$842.5	$1,648.2	$(1,991.5)	$2,636.2

	As of December 31, 2010
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3
Receivables, net	2.4	0.9	180.9	—	184.2
Other current assets	6.4	22.5	39.0	(6.5)	61.4

Total current assets	78.6	25.2	225.6	(6.5)	322.9
Property, plant and equipment, net	0.5	623.7	640.2	—	1,264.4
Goodwill and intangibles, net	—	2.6	575.1	—	577.7
Investments in and advances to subsidiaries	1,648.2	146.5	—	(1,794.7)	—
Other noncurrent assets	363.3	9.5	218.2	(102.4)	488.6

Total assets	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

Current portion of long-term debt	$—	$2.2	$14.3	$—	$16.5
Accounts payable	2.2	45.8	62.2	—	110.2
Other current liabilities	89.1	52.3	64.6	(4.0)	202.0

Total current liabilities	91.3	100.3	141.1	(4.0)	328.7
Long-term debt, less current portion	2,181.4	214.1	111.6	—	2,507.1
Other noncurrent liabilities	344.6	89.1	156.8	(104.9)	485.6
Intercompany payables	141.1	—	612.5	(753.6)	—

Total liabilities	2,758.4	403.5	1,022.0	(862.5)	3,321.4
Shareowners’ equity (deficit)	(667.8)	404.0	637.1	(1,041.1)	(667.8)

Total liabilities and shareowners’ equity (deficit)	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information, continued

Cincinnati Bell Telephone Notes, continued

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.4)	$56.4	$43.0	$—	$65.0

Capital expenditures	—	(23.7)	(28.7)	—	(52.4)
Other investing activities	—	0.1	—	—	0.1

Cash flows used in investing activities	—	(23.6)	(28.7)	—	(52.3)

Funding between Parent and subsidiaries, net	45.9	(32.8)	(13.1)	—	—
Repayment of debt	—	(0.5)	(2.5)	—	(3.0)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	42.9	(33.3)	(15.6)	—	(6.0)

Increase (decrease) in cash and cash equivalents	8.5	(0.5)	(1.3)	—	6.7
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3

Ending cash and cash equivalents	$78.3	$1.3	$4.4	$—	$84.0

	Three Months Ended March 31, 2010
	Parent (Guarantor)	CBT	Other (Non-guarantors)	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.2)	$57.8	$30.2	$—	$70.8

Capital expenditures	—	(18.7)	(8.6)	—	(27.3)
Acquisitions of businesses	—	(0.1)	(0.3)	—	(0.4)
Other investing activities	—	0.1	—	—	0.1

Cash flows used in investing activities	—	(18.7)	(8.9)	—	(27.6)

Funding between Parent and subsidiaries, net	(68.5)	(7.2)	75.7	—	—
Proceeds from issuance of long-term debt, net of financing costs	603.3	—	—	—	603.3
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(0.5)	(0.4)	(2.0)	—	(2.9)
Other financing activities	(3.9)	—	—	—	(3.9)

Cash flows provided by (used in) financing activities	530.4	(7.6)	(12.2)	—	510.6

Increase in cash and cash equivalents	513.2	31.5	9.1	—	553.8
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0

Ending cash and cash equivalents	$533.3	$33.6	$9.9	$—	$576.8

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information, continued

8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8  1/4% Senior Notes due 2017, and 7% Senior Notes due 2015

The Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunication Services LLC, Cincinnati Bell Wireless LLC, GramTel Inc., CBTS Software LLC, Cyrus Networks LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC and Cincinnati Bell Data Centers Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations for the three months ended March 31, 2011 and 2010, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and the Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$225.9	$148.9	$(14.0)	$360.8
Operating costs and expenses	6.0	189.7	92.7	(14.0)	274.4

Operating income (loss)	(6.0)	36.2	56.2	—	86.4
Interest expense	48.1	13.6	5.7	(12.9)	54.5
Other expense (income), net	(11.5)	2.5	(3.9)	12.9	—

Income (loss) before equity in earnings of subsidiaries and income taxes	(42.6)	20.1	54.4	—	31.9
Income tax expense (benefit)	(13.3)	7.0	20.3	—	14.0
Equity in earnings of subsidiaries, net of tax	47.2	—	—	(47.2)	—

Net income	17.9	13.1	34.1	(47.2)	17.9
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$15.3	$13.1	$34.1	$(47.2)	$15.3

	Three Months Ended March 31, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$183.0	$155.2	$(14.5)	$323.7
Operating costs and expenses	5.7	158.2	91.9	(14.5)	241.3

Operating income (loss)	(5.7)	24.8	63.3	—	82.4
Interest expense	31.1	3.2	4.8	(2.0)	37.1
Other expense (income), net	(2.5)	1.9	(1.5)	2.0	(0.1)

Income (loss) before equity in earnings of subsidiaries and income taxes	(34.3)	19.7	60.0	—	45.4
Income tax expense (benefit)	(9.6)	7.2	25.0	—	22.6
Equity in earnings of subsidiaries, net of tax	47.5	—	—	(47.5)	—

Net income	22.8	12.5	35.0	(47.5)	22.8
Preferred stock dividends	2.6	—	—	—	2.6

Net income applicable to common shareowners	$20.2	$12.5	$35.0	$(47.5)	$20.2

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information, continued

8  3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015, continued

Condensed Consolidating Balance Sheets
	As of March 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$78.3	$4.4	$1.3	$—	$84.0
Receivables, net	2.0	12.8	150.8	—	165.6
Other current assets	4.2	51.3	32.6	(19.0)	69.1

Total current assets	84.5	68.5	184.7	(19.0)	318.7
Property, plant and equipment, net	0.3	649.8	624.2	—	1,274.3
Goodwill and intangibles, net	—	570.2	2.6	—	572.8
Investments in and advances to subsidiaries	1,688.6	—	174.4	(1,863.0)	—
Other noncurrent assets	363.6	203.8	7.6	(104.6)	470.4

Total assets	$2,137.0	$1,492.3	$993.5	$(1,986.6)	$2,636.2

Current portion of long-term debt	$—	$14.1	$2.2	$—	$16.3
Accounts payable	0.4	56.8	30.3	—	87.5
Other current liabilities	94.9	79.2	50.5	(16.1)	208.5

Total current liabilities	95.3	150.1	83.0	(16.1)	312.3
Long-term debt, less current portion	2,181.5	112.0	213.5	—	2,507.0
Other noncurrent liabilities	330.2	145.9	98.7	(107.5)	467.3
Intercompany payables	180.4	486.7	130.8	(797.9)	—

Total liabilities	2,787.4	894.7	526.0	(921.5)	3,286.6
Shareowners’ equity (deficit)	(650.4)	597.6	467.5	(1,065.1)	(650.4)

Total liabilities and shareowners’ equity (deficit)	$2,137.0	$1,492.3	$993.5	$(1,986.6)	$2,636.2

	As of December 31, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3
Receivables, net	2.4	11.2	170.6	—	184.2
Other current assets	6.4	34.4	27.1	(6.5)	61.4

Total current assets	78.6	51.3	199.5	(6.5)	322.9
Property, plant and equipment, net	0.5	640.2	623.7	—	1,264.4
Goodwill and intangibles, net	—	575.1	2.6	—	577.7
Investments in and advances to subsidiaries	1,648.2	—	134.7	(1,782.9)	—
Other noncurrent assets	363.3	219.5	8.2	(102.4)	488.6

Total assets	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Current portion of long-term debt	$—	$14.3	$2.2	$—	$16.5
Accounts payable	2.2	73.2	34.8	—	110.2
Other current liabilities	89.1	68.1	48.8	(4.0)	202.0

Total current liabilities	91.3	155.6	85.8	(4.0)	328.7
Long-term debt, less current portion	2,181.4	111.6	214.1	—	2,507.1
Other noncurrent liabilities	344.6	157.2	88.7	(104.9)	485.6
Intercompany payables	141.1	476.7	148.1	(765.9)	—

Total liabilities	2,758.4	901.1	536.7	(874.8)	3,321.4
Shareowners’ equity (deficit)	(667.8)	585.0	432.0	(1,017.0)	(667.8)

Total liabilities and shareowners’ equity (deficit)	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information, continued

8  3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015, continued

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.4)	$19.9	$79.5	$—	$65.0

Capital expenditures	—	(28.7)	(23.7)	—	(52.4)
Other investing activities	—	—	0.1	—	0.1

Cash flows used in investing activities	—	(28.7)	(23.6)	—	(52.3)

Funding between Parent and subsidiaries, net	45.9	10.0	(55.9)	—	—
Repayment of debt	—	(2.5)	(0.5)	—	(3.0)
Other financing activities	(3.0)	—	—	—	(3.0)

Cash flows provided by (used in) financing activities	42.9	7.5	(56.4)	—	(6.0)

Increase (decrease) in cash and cash equivalents	8.5	(1.3)	(0.5)	—	6.7
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3

Ending cash and cash equivalents	$78.3	$4.4	$1.3	$—	$84.0

	Three Months Ended March 31, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(17.2)	$17.9	$70.1	$—	$70.8

Capital expenditures	—	(8.6)	(18.7)	—	(27.3)
Acquisitions of businesses	—	(0.3)	(0.1)	—	(0.4)
Other investing activities	—	—	0.1	—	0.1

Cash flows used in investing activities	—	(8.9)	(18.7)	—	(27.6)

Funding between Parent and subsidiaries, net	(68.5)	2.1	66.4	—	—
Proceeds from issuance of long-term debt, net of financing costs	603.3	—	—	—	603.3
Decrease in receivables facility, net	—	—	(85.9)		(85.9)
Repayment of debt	(0.5)	(2.0)	(0.4)	—	(2.9)
Other financing activities	(3.9)	—	—	—	(3.9)

Cash flows provided by (used in) financing activities	530.4	0.1	(19.9)	—	510.6

Increase in cash and cash equivalents	513.2	9.1	31.5	—	553.8
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0

Ending cash and cash equivalents	$533.3	$9.9	$33.6	$—	$576.8

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. See page 27 for a discussion of the risks and uncertainties associated with forward-looking statements.

Management’s Discussion and Analysis discusses the financial condition and results of operations of Cincinnati Bell Inc. as of March 31, 2011 and for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations

Consolidated revenue totaled $360.8 million for the first quarter of 2011, an increase of $37.1 million compared to the first quarter of 2010. The increase was primarily due to higher data center revenue and IT equipment sales. Data center revenues increased $23.4 million, of which $22.1 million related to CyrusOne, which was acquired in June 2010. The Company also made changes to the presentation of certain data center utility billings to conform the presentation within the Data Center Colocation segment, which added $1.6 million of revenue to the first quarter of 2011. IT equipment sales increased $15.2 million primarily due to significant orders from certain larger customers. Growth in audio conferencing, voice over internet protocol (“VoIP”), and entertainment services partially offset declines in local voice, long distance and wireless revenues.

Costs of services and products were $159.2 million for the first quarter of 2011, an increase of $25.3 million over the same period a year ago, which reflects costs associated with higher revenues and the acquisition of CyrusOne. Cost of products sold increased $12.0 million as a result of higher sales of IT equipment. Payroll and other employee related costs increased $4.4 million compared to the first quarter of 2010, due to growth in personnel to support professional and managed services and the acquisition of CyrusOne. Other cost increases of $4.6 million were associated with CyrusOne, primarily utility costs. The changes to the presentation of certain data center utility billings, described above, also increased costs of services by $1.6 million.

Selling, general and administrative expenses were $64.6 million in the first quarter of 2011 compared to $67.2 million in the first quarter of 2010. The decrease resulted from lower bad debt expense, ongoing efforts to contain costs, and the release of a previously established indemnification liability of $1.2 million.

Depreciation and amortization was $48.4 million in the first quarter of 2011, up $8.2 million compared to the first quarter of 2010, primarily due to depreciation and amortization of tangible and intangible assets acquired with CyrusOne.

Acquisition costs and other charges were $2.2 million in the first quarter of 2011. Acquisition costs, consisting primarily of legal and consulting costs, were $1.1 million in the first quarter of 2011. The Company recognized impairment losses of $1.1 million related to wireless capital projects which were cancelled in 2011. No such costs were incurred in the first quarter of 2010.

Interest expense was $54.5 million in the first quarter of 2011, compared to $37.1 million in the first quarter a year ago. The Company’s average debt outstanding was approximately $586 million higher during the first quarter of 2011 compared to a year earlier, resulting primarily from the acquisition of CyrusOne in June 2010. In addition, the weighted average interest rate on outstanding debt was approximately 0.5% higher in the first quarter of 2011. In 2010, several debt issuances were refinanced in order to extend maturities on approximately 90% of outstanding debt to 2017 and beyond.

Income tax expense for the first quarter of 2011 was $14.0 million compared to $22.6 million in the first quarter of 2010. The lower tax provision primarily reflects a decrease in pre-tax income in 2011. In addition, the tax provision in the first quarter of 2010 reflects a nonrecurring charge for $3.9 million associated with a change in federal law on the taxability of Medicare drug subsidies received by the Company.

The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the “Broadband Securities”) or securities that the Company has subsequently issued to refinance the Broadband Securities. The Company believes the full year 2011 effective tax rate will approximate the actual March 2011 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2011.

Form 10-Q Part I	Cincinnati Bell Inc.

Discussion of Operating Segment Results

In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting were made primarily as a result of the June 2010 acquisition of CyrusOne. Prior year amounts have been reclassified to conform to the current segment reporting.

Wireline

The Wireline segment provides the following services: local voice telephone, data transport, long distance, VoIP, entertainment and other services. The Wireline segment services residential and business customers in southwest Ohio, northern Kentucky, and southeast Indiana, representing its incumbent local exchange carrier (“ILEC”) territory. It also services customers in communities adjacent to the ILEC’s northern borders and the greater Dayton, Ohio market, representing its competitive local exchange carrier (“CLEC”). VoIP customers also extend outside these areas to include other regions of Ohio, Indiana, Illinois and Kentucky.

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change	% Change
Revenue:
Voice - local service	$73.2	$81.3	$(8.1)	(10)%
Data	71.1	70.8	0.3	0%
Long distance and VoIP	27.8	25.5	2.3	9%
Entertainment	5.8	3.1	2.7	87%
Other	6.0	7.0	(1.0)	(14)%

Total revenue	183.9	187.7	(3.8)	(2)%

Operating costs and expenses:
Cost of services and products	65.9	63.9	2.0	3%
Selling, general and administrative	33.0	35.3	(2.3)	(7)%
Depreciation and amortization	25.4	25.4	—	0%

Total operating costs and expenses	124.3	124.6	(0.3)	0%

Operating income	$59.6	$63.1	$(3.5)	(6)%

Operating margin	32.4%	33.6%		(1.2	)pts
Capital expenditures	$25.5	$20.7	$4.8	23%
Metrics information (in thousands):
Local access lines	663.6	711.7	(48.1)	(7)%
High-speed internet subscribers
DSL subscribers	228.2	234.6	(6.4)	(3)%
Fioptics internet subscribers
Fiber	26.4	13.0	13.4	103%
Cable	3.9	3.6	0.3	8%

	258.5	251.2	7.3	3%
Long distance lines	477.1	501.3	(24.2)	(5)%
Fioptics entertainment subscribers
Fiber	26.4	14.4	12.0	83%
Cable	4.2	4.2	—	0%

	30.6	18.6	12.0	65%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Revenue

Voice local service revenue includes local service, value added services, switched access and information services. Voice revenue decreased in the three months ended March 31, 2011 versus the same period in 2010 primarily as a result of a 7% decrease in access lines. Access lines within the segment’s ILEC territory decreased by 47,000 or 7%, from 637,800 at March 31, 2010 to 590,800 at March 31, 2011. The Company had 72,800 CLEC access lines at March 31, 2011 compared to 73,900 access lines at March 31, 2010. The access line loss resulted from several factors including customers electing to use wireless communication in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.

Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue increased $0.3 million for the three months ended March 31, 2011 as compared to the corresponding prior year period. Revenue from Fioptics high-speed internet services increased $1.5 million in 2011 as compared to 2010 due to an increase in the subscriber base. As of March 31, 2011, the Company had 30,300 high-speed internet Fioptics customers, which is a 13,700, or 83%, increase from the March 31, 2010 total of 16,600 subscribers. These increases were primarily offset by lower DSL revenue resulting from a decline in the subscriber base.

Long distance and VoIP revenue increased $2.3 million for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was primarily due to an increase in VoIP and audio conferencing services due to additional subscribers. This increase was partially offset by a $1.0 million decrease in long distance residential revenue due to lower minutes of use and a 7% decrease in subscribers.

Entertainment revenue increased $2.7 million for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to an increase in Fioptics entertainment revenue of $2.3 million. Fioptics entertainment subscribers increased 12,000, or 65%, from 18,600 at March 31, 2010 to 30,600 at March 31, 2011.

Other revenue decreased $1.0 million primarily due to a decrease in wire installation revenue.

Costs and Expenses

Cost of services and products increased by $2.0 million for the three months ended March 31, 2011 as compared to the corresponding period in 2010. This increase was primarily driven by higher network costs to support growth in audio conferencing, VoIP and Fioptics revenues. These increases were partially offset by a $0.6 million decrease in costs from third party service providers.

Selling, general and administrative expenses were $2.3 million lower for the quarter versus the comparable period in 2010. This was primarily due to lower payroll and payroll-related costs of $1.6 million resulting from cost-reduction initiatives, a $0.6 million decrease in bad debt expense, and lower advertising expenses of $0.6 million. These decreases were partially offset by a $0.3 million increase in non-employee commissions.

Capital Expenditures

Capital expenditures for the Wireline segment totaled $25.5 million in the first quarter of 2011, up $4.8 million or 23% from the first quarter a year ago. Capital expenditures are used in part to construct fiber optic cable and upgrade the DSL network, which allows the Company to provide customers with its Fioptics product suite of services, including entertainment, high-speed internet and voice services. Capital expenditures for the Company’s Fioptics expansion increased $6.9 million for the first quarter of 2011 as compared to the prior year. The Company has focused its fiber network expenditures on high traffic areas, such as apartments and condominium complexes as well as business office parks, and, as of March 31, 2011, the Company “passes” and is able to provide its Fioptics services to 83,000 homes.

Form 10-Q Part I	Cincinnati Bell Inc.

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

	Three Months Ended March 31,
(dollars in millions,	2011	2010	Change	% Change
except for operating metrics)
Revenue:
Service	$65.1	$68.9	$(3.8)	(6)%
Equipment	6.3	4.3	2.0	47%

Total revenue	71.4	73.2	(1.8)	(2)%

Operating costs and expenses:
Cost of services and products	32.0	32.1	(0.1)	0%
Selling, general and administrative	13.3	14.4	(1.1)	(8)%
Depreciation and amortization	8.7	9.0	(0.3)	(3)%
Other charges	1.1	—	1.1	n/m

Total operating costs and expenses	55.1	55.5	(0.4)	(1)%

Operating income	$16.3	$17.7	$(1.4)	(8)%

Operating margin	22.8%	24.2%		(1.4	) pts
Capital expenditures	$4.8	$2.2	$2.6	118%
Metrics information:
Postpaid ARPU*	$48.90	$49.17	$(0.27)	(1)%
Prepaid ARPU*	$29.52	$29.56	$(0.04)	0%
Postpaid subscribers (in thousands)	341.9	367.8	(25.9)	(7)%
Prepaid subscribers (in thousands)	162.0	155.5	6.5	4%
Average postpaid churn	2.1%	2.1%		0	pts

*	The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue

Postpaid service revenue decreased $4.2 million in the first quarter of 2011 as compared to the same period last year. A rate increase implemented in March increased revenues by $0.4 million but was more than offset by a 14% decrease in minutes of use, which was driven by a 7% decrease in subscribers from continued strong competition from national carriers. The Company continued its focus on increasing the number of smartphone subscribers in 2011, which promotes increased data usage and resulting data ARPU. The Company had 96,700 postpaid smartphone subscribers at March 31, 2011, up 13,300 or 16% from the same period a year ago. With the increase in smartphone subscribers and increased data usage, the Company earned $13.33 of data ARPU for the first quarter of 2011, up 23% compared to $10.88 in the corresponding prior year period.

Prepaid service revenue increased $0.5 million compared to the same period last year primarily due to an increase in subscribers of 6,500, or 4%.

Equipment revenue for the three months ended March 31, 2011 increased by $2.0 million compared to the same period in 2010 primarily due to lower subsidies on handset sales, higher smartphone handset sales, and a change in the estimate for rebates earned.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued

Costs and Expenses

Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses remained flat during the first quarter of 2011 versus the first quarter of 2010. Costs of services and products increased $0.8 million due to an increase in smartphone handset sales and an increase in roaming costs. This increase was offset primarily by lower contract services and operating taxes.

Selling, general and administrative expenses decreased $1.1 million for the first quarter of 2011 compared to the same period in 2010 due to a decrease in bad debt expense, lower advertising expenses, and lower labor expenses due to cost reduction initiatives.

Other charges of $1.1 million related to the write-off of capital projects that were abandoned as a result of cost reduction initiatives.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation

The Data Center Colocation segment provides large enterprise customers with outsourced data center operations, including all necessary redundancy, security, power, cooling, and interconnection. On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas. The results of CyrusOne’s operations are included in the Company’s consolidated results for the three months ended March 31, 2011.

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change	% Change
Revenue	$43.4	$20.0	$23.4	117%

Operating costs and expenses:
Cost of services	13.7	6.5	7.2	111%
Selling, general and administrative	5.7	2.7	3.0	111%
Depreciation and amortization	12.0	4.1	7.9	193%

Total operating costs and expenses	31.4	13.3	18.1	136%

Operating income	$12.0	$6.7	$5.3	79%

Operating margin	27.6%	33.5%		(5.9	) pts

Capital expenditures	$21.6	$2.4	$19.2	n/m
Metrics information:
Data center capacity (in square feet)	659,000	446,000	213,000	48%
Utilization rate*	90%	90%		—

*	The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Revenue

Data center services revenue consists primarily of recurring colocation rents from customers using the Company’s data center facilities. Revenue increased $23.4 million in the first quarter of 2011 as compared to the same period last year primarily due to the acquisition of CyrusOne in June 2010, which had revenue of $22.1 million during the period. The Company also made changes to presentation of certain data center utility billings to conform the presentation within the Data Center Colocation segment, which added $1.6 million of revenue to the first quarter of 2011. The Company had 659,000 square feet of data center capacity at March 31, 2011, up 48% from a year earlier, primarily due to CyrusOne which added 206,000 square feet. At March 31, 2011, the utilization rate was 90%.

Costs and Expenses

Cost of services and selling, general and administrative costs increased in the first quarter of 2011 compared to 2010 by $7.2 million and $3.0 million, respectively, primarily from the CyrusOne acquisition and to support growth in this business. CyrusOne contributed $5.3 million to cost of services and $3.3 million to selling, general and administrative costs for the three months ended March 31, 2011. The changes to the presentation of certain data center utility billings, described above, also increased cost of services by $1.6 million.

Depreciation and amortization expense increased by $7.9 million primarily due to the assets acquired with the CyrusOne acquisition in June 2010. Depreciation and amortization expense for CyrusOne was $7.5 million for the three months ended March 31, 2011.

Capital Expenditures

Capital expenditures for the Data Center Colocation segment totaled $21.6 million in the first quarter of 2011, up $19.2 million from the first quarter a year ago. CyrusOne’s capital expenditures totaled $21.4 million for the three months ended March 31, 2011, and was used primarily for space and power expansion in existing facilities to meet increasing customer demand. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital to support this growth.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware

The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided throughout the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change	% Change
Revenue:
Telecom and IT equipment distribution	$48.5	$33.3	$15.2	46%
Managed services	14.9	12.7	2.2	17%
Professional services	6.9	5.6	1.3	23%

Total revenue	70.3	51.6	18.7	36%

Operating costs and expenses:
Cost of services and products	55.0	39.4	15.6	40%
Selling, general and administrative	9.9	9.9	—	0%
Depreciation and amortization	2.2	1.6	0.6	38%

Total operating costs and expenses	67.1	50.9	16.2	32%

Operating income	$3.2	$0.7	$2.5	n/m

Operating margin	4.6%	1.4%		3.2 pts

Capital expenditures	$0.5	$2.0	$(1.5)	(75)%

Revenue

Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue increased by $15.2 million for the three months ended March 31, 2011 versus 2010 primarily due to higher hardware sales resulting from increased capital spending by business customers. Hardware sales to five of the Company’s larger customers comprised $9.7 million of the increased sales compared to the prior period.

Managed services revenue consists of revenue for managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. In the first quarter of 2011, managed services revenue increased by $2.2 million versus the same period in 2010, due primarily to an increase in services provided to one of the Company’s largest customers of $2.0 million.

Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Revenue for the first quarter of 2011 increased by $1.3 million compared to the same period in 2010, as the Company continued to expand its portfolio of IT professionals to grow these outsourcing and consulting engagements.

Costs and Expenses

Cost of services and products increased by $15.6 million in the first quarter of 2011 compared to the same period in 2010 primarily due to a $12.4 million increase in costs related to higher telecom and equipment distribution revenue and $2.6 million of higher payroll related costs to support the growth in managed services and professional services revenues.

Selling, general and administrative expenses remained flat despite a 36% increase in revenue as a result of cost control measures.

For the three months ended March 31, 2011 depreciation expense increased $0.6 million compared to 2010 due primarily to assets placed in service in 2010 to support the expansion of managed services and professional services projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2011, the Company had $2.5 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business over the period of 1999 to 2002. This broadband business was sold in 2003.

The Company’s primary sources of cash are generated by operations and borrowings from its Corporate revolving and accounts receivable credit facilities (“Receivables Facility”). The Company generated $65.0 million and $70.8 million of cash flows from operations during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had $369.2 million of short-term liquidity, comprised of $84.0 million of cash and cash equivalents, $186.9 million of undrawn capacity on the Corporate credit facility, and $98.3 million of unused capacity on the Receivables Facility.

The Company’s primary uses of cash are interest payments on debt obligations, capital expenditures, and working capital. Additionally, the Company continues to pursue growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth. The Company believes that its cash on hand, operating cash flows, its Corporate credit facility and Receivables Facility will be sufficient to fund its primary uses of cash. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations as they mature. However, such refinancing may result in higher interest costs in future periods.

Cash Flows

For the three months ended March 31, 2011, cash provided by operating activities totaled $65.0 million, a decrease of $5.8 million compared to the $70.8 million provided by operating activities during the same period in 2010. The decrease was primarily driven by increased pension and postretirement payments and contributions of $13.6 million, higher interest payments of $3.5 million due to changes in the timing of payments as a result of refinancing, and higher debt balances and higher interest rates. The decrease is partially offset by changes in operating assets and liabilities of $11.2 million.

Cash flow utilized for investing activities was $52.3 million for the three months ended March 31, 2011 compared to $27.6 million for the first three months of 2010. Capital expenditures were $25.1 million higher for the three months ended March 31, 2011 versus last year primarily due to higher data center capital expenditures.

Cash flow utilized for financing activities for the three months ended March 31, 2011 was $6.0 million compared to $510.6 million provided from financing activities during the same period in 2010. In the first quarter of 2011, cash was utilized for debt repayments and to pay preferred stock dividends of $2.6 million. There were no proceeds from issuance of debt. In the first quarter of 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018. The net proceeds from the issuance were used in April 2010 to redeem the $560 million outstanding 8  3/8% Senior Subordinated Notes due 2014. The Company also paid $12.9 million of debt issuance costs related to the issuance of the 8 3/4% Senior Subordinated Notes due 2018 and decreased borrowings under the Receivables Facility by $85.9 million during the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, the Company paid preferred stock dividends of $2.6 million.

Debt Covenants

The Corporate credit facility financial covenants require that the Company maintain certain leverage, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance with all of its Corporate credit facility covenants.

Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted payments include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2011. The Company is in compliance with all of its public debt indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants, continued

The Company’s most restrictive covenants are generally included in its Corporate credit facilities. In order to continue to have access to the amounts available to it under the Corporate revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenants as of and for the quarter ended March 31, 2011:

Consolidated Total Leverage Ratio (dollars in millions)
Consolidated Total Leverage Ratio as of March 31, 2011	4.78
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$549.4
Consolidated EBITDA clearance over compliance threshold	$91.6

Consolidated Fixed Charge Coverage Ratio (dollars in millions)
Fixed Charge Coverage Ratio as of March 31, 2011	1.47
Minimum ratio permitted for compliance	1.00
Fixed Charges clearance over compliance threshold	$104.1
Consolidated EBITDA clearance over compliance threshold	$104.1

In various issuances of the Company’s public debt indentures, the Company has a financial covenant that permits the incurrence of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make restricted payments would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of March 31, 2011, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio.

Share Repurchase Plan

In February 2010, the Board of Directors approved an additional plan for repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company repurchased approximately 4 million shares of its common stock for $10 million in 2010, leaving $140 million available to repurchase shares under this plan. There were no share repurchases during the first quarter of 2011. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities. This plan does not have a stated maturity.

Regulatory Matters

On March 31, 2011, the Company was notified by the Chairman of the Senate Committee on Commerce, Science and Transportation (the “Committee”) of its investigation into unauthorized third-party charges on landline telephone bills. The Committee commenced this investigation in 2010, requesting information from several national telecommunications companies and certain third party vendors. The Committee has requested certain information on the Company’s policies, procedures and practices related to allowing third party vendors to place charges on customer bills. The Company is cooperating with the Committee’s investigation and responded to its inquiry on April 15, 2011.

The Federal Communications Commission (“FCC”) is currently considering comprehensive reform of the intercarrier compensation and Universal Service Fund (“USF”) rules with the stated goal of adopting revised rules by the end of 2011. Current intercarrier compensation rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. Local traffic is typically exchanged at a rate of $0.0007 pursuant to reciprocal compensation rules, whereas compensation for interexchange traffic is governed by the switched access charge rules, which result in higher rates. Under the reforms being considered, intercarrier compensation rates would be unified by reducing switched access rates to the reciprocal compensation rate over several years with the final rate for both being zero or close to zero. Carriers would likely be given the opportunity to recover some of the lost revenue through increases in end-user rates. In conjunction with the intercarrier compensation reforms, the FCC intends to overhaul the high-cost universal service fund. Although the reformed USF will probably direct some funding to ILECs to offset some of the reductions in switched access revenue, the primary goal of USF reform will be to transition the high-cost fund from supporting legacy circuit-switched networks to broadband service. The outcome of this proceeding could have a significant effect on all carriers and would impact the switched access and end-user components of CBT’s revenue, as well as the high-cost USF support that it currently receives.

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

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of future operating trends.

In 2011, the Company continues to pursue additional customers and growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside its traditional operating territory, to support this growth. Additionally, the Company’s plan to grow the Fioptics suite of services includes a combination of fiber-to-the-home construction and DSL network upgrades to provide Internet protocol television (“IPTV”) service.

In the first quarter of 2011, the Company suffered a 7% year-over-year loss of ILEC access lines as some customers elected to use wireless communications in lieu of the traditional local service, purchase service from other providers, or service was disconnected due to non-payment. The Company believes these same factors will continue to affect its operations in future periods.

Wireless postpaid subscribers also declined 7% year-over-year. Management expects declines in wireless postpaid subscribers to continue in future periods as competition with national carriers remains. Many of these national carriers have larger resources to fund advertising, enhance services and the ability to obtain exclusivity on new handsets. The Company has continued to focus on increasing smartphone subscribers, which would increase data ARPU. However, the Company believes ARPU will remain flat as compared to 2010 as any data ARPU increase may be offset by lower voice revenue, consistent with the lower voice minutes of use per subscriber experienced in 2010.

Growth in managed services and professional services is somewhat dependent on the level of investment in these services. While the Company continues to invest in this business, more resources will be directed to data center opportunities and, to a lesser extent, Fioptics expansion.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates on judgments that affect the amounts reported in the accompanying consolidated financial statements and information available as of the date of the financial statement. As this information changes, the financial statements could reflect different estimates or judgments.

The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2010. Changes in the Company’s critical accounting policies or significant changes in estimates are described below:

In the first quarter of 2011, management reassessed the life of the Wireless segment’s trademarks. In assessing the useful life of this asset, management considered the results of the valuation performed in the prior year which indicated a significant decline in the fair value of this asset compared to the prior period. The wireless business is highly competitive and continues to consolidate with large national carriers acquiring smaller competitors. Based on these factors, management concluded that the Cincinnati Bell Wireless trademark was no longer an indefinite-lived asset. Management utilized projected future cash flows to determine the estimated useful life of this asset, which is 7 years. In the first quarter of 2011, $0.4 million of amortization expense was recognized.

In the first quarter of 2011, certain capital projects were cancelled or abandoned in order to direct resources to more critical projects. An impairment loss of $1.1 million was recognized on projects which have no future value.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2011.

Form 10-Q Part I	Cincinnati Bell Inc.

Private Securities Litigation and Reform Act of 1995 Safe Harbor Cautionary Statement

Certain of the statements and predictions contained in this Form 10-Q constitute forward-looking statements within the meaning of the Private Litigation Reform Act. In particular, statements, projections or estimates that include or reference the words “believes,” “anticipates,” “plans,” “intends,” “expects,” “will,” or any similar expression fall within the safe harbor for forward-looking statements contained in the Reform Act. Actual results or outcomes may differ materially from those indicated or suggested by any such forward-looking statement for a variety of reasons, including, but not limited to: changing market conditions and growth rates within the telecommunications industry or generally within the overall economy; changes in competition in markets in which the company operates; pressures on the pricing of company products and services; advances in telecommunications technology; the ability to generate sufficient cash flow to fund the company’s business plan, repay the company’s debt and interest obligations, and maintain its networks; the ability to refinance indebtedness when required on commercially reasonable terms; changes in the telecommunications regulatory environment; changes in the demand for the company’s services within the overall mix of products sold, as the company’s products and services have varying profit margins; the company’s ability to introduce new service and product offerings on a timely and cost effective basis; work stoppages caused by labor disputes; restrictions imposed under various credit facilities and debt instruments; the company’s ability to attract and retain highly qualified employees; the company’s ability to access capital markets and the successful execution of restructuring initiatives; changes in the funded status of the company’s retiree pension and healthcare plans; changes in the company’s relationships with current large customers, a small number of whom account for a significant portion of company revenue; disruption in the company’s back-office information technology systems, including its billing system; the company’s ability to integrate successfully the business of Cyrus Networks, LLC with the company’s existing operations and to achieve the anticipated benefits of the acquisition of Cyrus Networks, LLC; and failure of or disruption in the operation of the company’s data center.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk is managing its exposure to interest rate changes, which it works to limit the impact on earnings, cash flows, and the fair market value of certain assets and liabilities, while maintaining low overall borrowing costs. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information on the Company’s interest rate risk management. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding the carrying and fair value of the Company’s debt.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2011, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that the eventual outcome of all claims will not, individually or in the aggregate, have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a comprehensive listing of the Company’s risk factors.

On May 7, 2011, the collective bargaining agreements with the Company’s labor unions will expire. As of the date of this filing, negotiations with representatives of the labor union are ongoing. At this time, no assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements. If the Company fails to extend or renegotiate its collective bargaining agreements, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2011, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2011.

Item 6.	Exhibits

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit Number	DESCRIPTION
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(10.1)	Amendment No. 1 to Amendment Restated Employment Agreement effective as of January 27, 2011 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(101.INS)*	XBRL Instance Document.

(101.SCH)*	XBRL Taxonomy Extension Schema Document.

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Submitted electronically with this report.

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

Cincinnati Bell Inc.

Date: May 6, 2011	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

Date: May 6, 2011	/s/ Susan M. Kinsey
Susan M. Kinsey
Vice President and Controller