Form 10-Q
period 2011-06-30
CINCINNATI BELL INC
filed 2011-08-04
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2011, there were 198,916,366 common shares outstanding.

Form 10-q Part I	Cincinnati Bell Inc.

Description
PART I. Financial Information

Form 10-q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Services	$314.8	$294.1	$626.2	$583.9
Products	52.7	44.5	102.1	78.4
Total revenue	367.5	338.6	728.3	662.3
Costs and expenses
Cost of services, excluding items below	114.8	99.5	225.5	196.9
Cost of products sold, excluding items below	54.2	46.5	102.7	83.0
Selling, general and administrative	66.6	67.2	131.2	134.4
Depreciation and amortization	48.8	41.3	97.2	81.5
Restructuring charges	—	5.2	—	5.2
Curtailment loss	4.2	—	4.2	—
Acquisition costs	0.8	9.1	1.9	9.1
Asset impairment	0.5	—	1.6	—
Total operating costs and expenses	289.9	268.8	564.3	510.1
Operating income	77.6	69.8	164.0	152.2
Interest expense	53.4	42.4	107.9	79.5
Loss on extinguishment of debt	—	10.4	—	10.4
Other expense, net	—	0.2	—	0.1
Income before income taxes	24.2	16.8	56.1	62.2
Income tax expense	10.7	7.2	24.7	29.8
Net income	13.5	9.6	31.4	32.4
Preferred stock dividends	2.6	2.6	5.2	5.2
Net income applicable to common shareowners	$10.9	$7.0	$26.2	$27.2
Basic earnings per common share	$0.06	$0.03	$0.13	$0.14
Diluted earnings per common share	$0.05	$0.03	$0.13	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$90.1	$77.3
Receivables, less allowances of $11.8 and $14.0	180.0	184.2
Inventory, materials and supplies	18.6	20.9
Deferred income taxes, net	33.3	29.6
Prepaid expenses	14.5	10.0
Other current assets	3.2	0.9
Total current assets	339.7	322.9
Property, plant and equipment, net	1,296.1	1,264.4
Goodwill	341.7	341.7
Intangible assets, net	226.3	236.0
Deferred income taxes, net	390.1	422.2
Other noncurrent assets	64.6	66.4
Total assets	$2,658.5	$2,653.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$17.5	$16.5
Accounts payable	95.6	110.2
Unearned revenue and customer deposits	49.3	48.1
Accrued taxes	14.5	13.5
Accrued interest	45.8	46.6
Accrued payroll and benefits	48.0	49.0
Other current liabilities	38.5	44.8
Total current liabilities	309.2	328.7
Long-term debt, less current portion	2,506.9	2,507.1
Pension and postretirement benefit obligations	310.5	333.1
Other noncurrent liabilities	165.5	152.5
Total liabilities	3,292.1	3,321.4
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 199,418,167 and 198,354,851 shares issued; 198,904,592 and 197,841,276 outstanding at June 30, 2011 and December 31, 2010	2.0	2.0
Additional paid-in capital	2,597.7	2,601.5
Accumulated deficit	(3,207.2)	(3,238.6)
Accumulated other comprehensive loss	(153.4)	(160.0)
Common shares in treasury, at cost	(2.1)	(2.1)
Total shareowners’ deficit	(633.6)	(667.8)
Total liabilities and shareowners’ deficit	$2,658.5	$2,653.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$31.4	$32.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	97.2	81.5
Loss on extinguishment of debt	—	10.4
Provision for loss on receivables	6.7	8.0
Impairment loss	1.6	—
Noncash portion of interest expense	3.7	2.8
Deferred income tax provision	24.6	26.4
Pension and other postretirement benefits	(12.1)	(1.0)
Other, net	0.4	0.4
Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(2.6)	(4.5)
(Increase) decrease in inventory, materials, supplies, prepaids and other current assets	(2.8)	12.2
Decrease in accounts payable	(16.4)	(18.9)
Decrease in accrued and other current liabilities	(7.6)	(18.9)
Increase in other noncurrent assets	(0.4)	(2.8)
Decrease in other noncurrent liabilities	(5.8)	(2.6)
Net cash provided by operating activities	117.9	125.4
Cash flows from investing activities
Capital expenditures	(92.5)	(58.2)
Acquisitions, net of cash acquired	—	(525.0)
Other, net	(0.2)	0.4
Net cash used in investing activities	(92.7)	(582.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,351.3
Increase (decrease) in corporate credit and receivables facilities, net	0.4	(75.9)
Repayment of debt	(6.2)	(785.1)
Debt issuance costs	(0.8)	(32.7)
Dividends paid on preferred stock	(5.2)	(5.2)
Other, net	(0.6)	(0.9)
Net cash (used in) provided by financing activities	(12.4)	451.5
Net increase (decrease) in cash and cash equivalents	12.8	(5.9)
Cash and cash equivalents at beginning of year	77.3	23.0
Cash and cash equivalents at end of period	$90.1	$17.1

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$23.6	$16.7
Acquisition of property on account	13.5	16.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provide diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. Prior year amounts have been reclassified to conform to the current segment reporting. See Note 10 for information on the Company’s reportable segments.
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
The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.
Recently Issued Accounting Standards — In June 2011, the Financial Accounting Standards Board issued new guidance under Accounting Standards Codification ("ASC") Topic 220 regarding the presentation of comprehensive income in financial statements. An entity has the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company will be required to adopt this guidance beginning with its interim financial statements for the three months ended March 31, 2012. Early adoption is permitted, but not required. The adoption of this new standard will not have a material impact on the Company's financial statements.
In September 2009, new accounting guidance under ASC Topic 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Effective January 1, 2011, the Company prospectively adopted this standard for revenue arrangements entered into or materially modified after the adoption date. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.
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
On June 11, 2010, the Company purchased Cyrus Networks, LLC (“CyrusOne”), a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne is the largest data center colocation provider in Texas, servicing primarily large businesses. CyrusOne is now a wholly-owned subsidiary of the Company. The purchase of CyrusOne has been accounted for as a business combination under the acquisition method. The purchase price allocation has been completed. Goodwill and intangible assets resulting from this acquisition were $269.9 million and $138.0 million, respectively.
The results of operations of CyrusOne were included in the consolidated results of operations beginning June 11, 2010, and are included in the Data Center Colocation segment. For the three and six months ended June 30, 2011, CyrusOne contributed revenue of $22.7 million and $44.8 million, respectively, and operating income of $6.5 million and $12.5 million, respectively.
The following unaudited pro forma consolidated results assume the acquisition of CyrusOne was completed as of the beginning of 2010:

	Three Months Ended	Six Months Ended
(dollars in millions, except per share amounts)	June 30, 2010	June 30, 2010
Revenue	$352.8	$693.9
Net income	11.3	28.0
Earnings per share:
Basic and diluted earnings per common share	$0.04	$0.11
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
The following table shows the computation of the basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$13.5	$9.6	$31.4	$32.4
Preferred stock dividends	2.6	2.6	5.2	5.2
Income available to common shareholders - basic and diluted	$10.9	$7.0	$26.2	$27.2
Denominator:
Weighted average common shares outstanding - basic	198.0	201.0	197.9	200.9
Warrants	0.2	1.6	0.1	1.3
Stock-based compensation arrangements	2.8	3.1	2.7	3.0
Weighted average common shares outstanding - diluted	201.0	205.7	200.7	205.2
Basic earnings per common share	$0.06	$0.03	$0.13	$0.14
Diluted earnings per common share	$0.05	$0.03	$0.13	$0.13

For the three and six month periods ended June 30, 2011, awards under the Company’s stock-based compensation plans for common shares of 11.7 million and 11.8 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2010, awards for common shares of 14.1 million and 14.5 million, respectively, were excluded as their inclusion would have been anti-dilutive. For all periods, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

4.	Comprehensive Income
The Company’s comprehensive income is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2011	2010	2011	2010
Net income	$13.5	$9.6	$31.4	$32.4
Other comprehensive income, net of tax:
Defined benefit pension and postretirement plans:
Net gain arising during the period, net of tax of $0.9	1.4	—	1.4	—
Amortization of prior service benefits included in net income,
net of tax of $(1.2), $(1.2), $(2.4), $(2.4)	(2.0)	(2.0)	(4.0)	(4.0)
Amortization of net loss included in net income, net of tax of $1.8, $1.3, $3.8, $2.6	3.3	2.3	6.5	4.6
Reclassification adjustment for curtailment loss included in net income,
net of tax of $1.5	2.7	—	2.7	—
Other comprehensive income	5.4	0.3	6.6	0.6
Total comprehensive income	$18.9	$9.9	$38.0	$33.0

Form 10-q Part I	Cincinnati Bell Inc.

5.	Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2011	December 31, 2010
Current portion of long-term debt:
Capital lease obligations and other debt	$17.5	$16.5
Current portion of long-term debt	17.5	16.5
Long-term debt, less current portion:
7% Senior Notes due 2015*	250.9	251.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	118.0	118.5
	2,516.4	2,517.4
Net unamortized discount	(9.5)	(10.3)
Long-term debt, less current portion	2,506.9	2,507.1
Total debt	$2,524.4	$2,523.6

 *    The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.
In June 2011, the Company amended its accounts receivable securitization facility (“Receivables Facility”). Among other things, this amendment increased the facility limit to $105.0 million, removed certain provisions which were no longer applicable to the facility, extended the termination date of the facility to June 2014, added an additional purchaser, added a letter of credit subfacility, and added the Company's wholly owned subsidiary Cyrus Networks, LLC as an originator. The Receivables Facility is subject to renewal every 364 days. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance any outstanding borrowings with borrowings under the revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC ("CBF"). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At June 30, 2011, the Company had $0.4 million of borrowings and $4.6 million of letters of credit outstanding under the Receivables Facility, leaving $100.0 million remaining on the available borrowings of $105.0 million.

As of June 30, 2011, the Company had no outstanding borrowings, and $21.7 million of outstanding letters of credit under its revolving credit facility, leaving $188.3 million remaining of the $210.0 million capacity.

6.	Financial Instruments
The carrying value and fair value of the Company’s long-term debt are as follows:

	June 30, 2011		December 31, 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,524.4	$2,466.6	$2,523.6	$2,416.9

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at June 30, 2011 and December 31, 2010.

Form 10-q Part I	Cincinnati Bell Inc.

7.	Restructuring Charges
The Company’s restructuring activities consist of actions taken to reduce operating costs, integrate recently acquired businesses, and eliminate non-strategic operations. Restructuring liabilities have been established for employee separation obligations, lease abandonment, and conforming commission incentive programs.
A summary of the activity in these liabilities is presented below:

(dollars in millions):	Employee Separation	Lease Abandonment	Other	Total
Beginning balance (December 31, 2010)	$11.7	$7.2	$1.4	$20.3
Utilizations	(3.2)	(0.4)	(1.4)	(5.0)
First quarter balance (March 31, 2011)	$8.5	$6.8	$—	$15.3
Utilizations	(1.1)	(0.5)	—	(1.6)
Ending balance (June 30, 2011)	$7.4	$6.3	$—	$13.7

The liability for employee separations shown in the table above includes future separations to occur under the Company's written plans. As of the end of June 30, 2011 and December 31, 2010 the liability by segment was as follows:

(dollars in millions):	June 30, 2011	December 31, 2010
Wireline	$6.1	$9.4
Wireless	0.6	0.8
Data Center Colocation	—	—
IT Services and Hardware	0.7	1.3
Corporate	—	0.2
	$7.4	$11.7
In the second quarter of 2010, a restructuring charge of $1.8 million was recorded for headcount reduction in IT Services and Hardware. A lease abandonment charge of $3.3 million was also incurred in the second quarter of 2010, representing future lease costs, net of sublease income, on office space abandoned by the Company primarily resulting from the decrease in Wireline headcount over the past several years. The lease obligations are expected to continue through 2015 and the liability remaining as of June 30, 2011 is $2.9 million.
In 2001, the Company adopted a restructuring plan which included initiatives to eliminate non-strategic operations and merge internet operations in the Company's other operations. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015 and for which a $3.4 million liability remains as of June 30, 2011. These obligations are considered liabilities of the Corporate segment.
At December 31, 2010, other restructuring costs consisted of $1.4 million to conform the Company’s commission incentive program for the Data Center Colocation segment. All payments under this program were completed as of March 31, 2011.
At June 30, 2011 and December 31, 2010, $6.4 million and $9.3 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $7.3 million and $11.0 million, respectively, were included in “Other noncurrent liabilities,” in the Condensed Consolidated Balance Sheets.

Form 10-q Part I	Cincinnati Bell Inc.

8.	Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging about 9%.
In the second quarter of 2011, the company ratified a new labor agreement with its employees who participate in the Communication Workers of America union, which curtails future pension service credits for certain employees effective January 1, 2012. As a result of this event, the Company remeasured its projected benefit obligation for its non-management pension plan. A curtailment loss of $4.2 million was recognized in the three and six month period ended June 30, 2011.
Pension and postretirement benefit costs are as follows:

	Three Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.3	$1.3	$0.1	$0.1
Interest cost on projected benefit obligation	6.2	6.7	1.8	2.0
Expected return on plan assets	(7.3)	(7.5)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.3)	(3.3)
Actuarial loss	3.5	2.3	1.6	1.3
Curtailment loss	4.2	—	—	—
Benefit costs	$8.0	$2.9	$0.2	$0.1

	Six Months Ended June 30,
	2011	2010	2011	2010
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$2.6	$2.6	$0.2	$0.2
Interest cost on projected benefit obligation	12.4	13.4	3.6	4.0
Expected return on plan assets	(14.6)	(15.0)	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.2	(6.6)	(6.6)
Actuarial loss	7.1	4.6	3.2	2.6
Curtailment loss	4.2	—	—	—
Benefit costs	$11.9	$5.8	$0.4	$0.2

Contributions in 2011 to the Company’s pension and postretirement plans are expected to be approximately $20.1 million and $22.1 million, respectively. For the six months ended June 30, 2011, contributions to the pension plan were $13.2 million and contributions to the postretirement plan were $13.9 million, respectively.

Form 10-q Part I	Cincinnati Bell Inc.

9.	Stock-Based Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.
The Company recognized stock-based compensation expense of $2.3 million and $3.7 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Company recognized stock-based compensation expense of $1.2 million and $2.5 million, respectively. As of June 30, 2011, there was $7.6 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, while the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At June 30, 2011 and 2010, there were 0.7 million and 0.8 million common shares deferred, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized expense of $0.4 million and $0.3 million, respectively, for the three and six months ended June 30, 2011. The Company recognized no expense for the three months ended June 30, 2010, and expense of $0.1 million for the six month period in the prior year.

10.	Business Segment Information
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long-distance and other services to customers primarily in southwestern Ohio, northern Kentucky, and southeastern Indiana. The Wireless segment provides advanced digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company operates 17 data centers in Texas, Ohio, Kentucky, Indiana, Michigan, and Illinois. The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.
On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. The CyrusOne financial results are included in the Data Center Colocation segment for the three and six months ended June 30, 2011.
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

Form 10-q Part I	Cincinnati Bell Inc.

The Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2011	2010	2011	2010
Revenue
Wireline	$185.2	$186.7	$369.1	$374.4
Wireless	69.7	73.7	141.1	146.9
Data Center Colocation	45.1	24.7	88.5	44.7
IT Services and Hardware	75.7	62.3	146.0	113.9
Intersegment	(8.2)	(8.8)	(16.4)	(17.6)
Total revenue	$367.5	$338.6	$728.3	$662.3
Intersegment revenue
Wireline	$5.8	$6.2	$11.6	$12.5
Wireless	0.5	0.7	1.1	1.4
Data Center Colocation	0.5	0.4	1.1	0.9
IT Services and Hardware	1.4	1.5	2.6	2.8
Total intersegment revenue	$8.2	$8.8	$16.4	$17.6
Operating income
Wireline	$55.4	$59.0	$115.0	$122.1
Wireless	15.2	18.8	31.5	36.5
Data Center Colocation	12.8	7.3	24.8	14.0
IT Services and Hardware	1.5	(2.2)	4.7	(1.5)
Corporate	(7.3)	(13.1)	(12.0)	(18.9)
Total operating income	$77.6	$69.8	$164.0	$152.2
Expenditures for long-lived assets
Wireline	$22.6	$22.4	$48.1	$43.1
Wireless	0.9	2.2	5.7	4.4
Data Center Colocation	14.6	3.1	36.2	5.5
IT Services and Hardware	2.0	3.2	2.5	5.2
Total expenditure for long-lived assets	$40.1	$30.9	$92.5	$58.2
Depreciation and amortization
Wireline	$25.1	$25.5	$50.5	$50.9
Wireless	8.4	8.3	17.1	17.3
Data Center Colocation	13.0	5.7	25.0	9.8
IT Services and Hardware	2.2	1.7	4.4	3.3
Corporate and eliminations	0.1	0.1	0.2	0.2
Total depreciation and amortization	$48.8	$41.3	$97.2	$81.5

	June 30, 2011	December 31, 2010
Assets
Wireline	$695.8	$694.1
Wireless	347.2	359.3
Data Center Colocation	883.3	857.2
IT Services and Hardware	34.6	34.7
Corporate and eliminations	697.6	708.3
Total assets	$2,658.5	$2,653.6

Form 10-q Part I	Cincinnati Bell Inc.

11.	Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $207.5 million in notes outstanding at June 30, 2011 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010, Condensed Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
	Three Months Ended June 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$165.6	$216.3	$(14.4)	$367.5
Operating costs and expenses	7.0	110.8	186.5	(14.4)	289.9
Operating income (loss)	(7.0)	54.8	29.8	—	77.6
Interest expense	47.1	3.5	15.4	(12.6)	53.4
Other expense (income), net	(10.6)	(0.7)	(1.3)	12.6	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(43.5)	52.0	15.7	—	24.2
Income tax expense (benefit)	(15.6)	19.6	6.7	—	10.7
Equity in earnings of subsidiaries, net of tax	41.4	—	—	(41.4)	—
Net income	13.5	32.4	9.0	(41.4)	13.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.9	$32.4	$9.0	$(41.4)	$10.9

	Three Months Ended June 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$168.0	$185.0	$(14.4)	$338.6
Operating costs and expenses	13.4	109.4	160.4	(14.4)	268.8
Operating income (loss)	(13.4)	58.6	24.6	—	69.8
Interest expense	36.6	2.9	4.9	(2.0)	42.4
Other expense (income), net	8.2	1.9	(1.5)	2.0	10.6
Income (loss) before equity in earnings of subsidiaries and income taxes	(58.2)	53.8	21.2	—	16.8
Income tax expense (benefit)	(15.1)	22.3	—	—	7.2
Equity in earnings of subsidiaries, net of tax	52.7	—	—	(52.7)	—
Net income	9.6	31.5	21.2	(52.7)	9.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$7.0	$31.5	$21.2	$(52.7)	$7.0

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Six Months Ended June 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$329.4	$427.3	$(28.4)	$728.3
Operating costs and expenses	13.0	215.5	364.2	(28.4)	564.3
Operating income (loss)	(13.0)	113.9	63.1	—	164.0
Interest expense	95.2	7.0	31.2	(25.5)	107.9
Other expense (income), net	(22.1)	(0.4)	(3.0)	25.5	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(86.1)	107.3	34.9	—	56.1
Income tax expense (benefit)	(28.9)	40.5	13.1	—	24.7
Equity in earnings of subsidiaries, net of tax	88.6	—	—	(88.6)	—
Net income	31.4	66.8	21.8	(88.6)	31.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$26.2	$66.8	$21.8	$(88.6)	$26.2

	Six Months Ended June 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$337.6	$353.6	$(28.9)	$662.3
Operating costs and expenses	19.1	215.5	304.4	(28.9)	510.1
Operating income (loss)	(19.1)	122.1	49.2	—	152.2
Interest expense	67.7	6.3	9.5	(4.0)	79.5
Other expense (income), net	5.7	3.6	(2.8)	4.0	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(92.5)	112.2	42.5	—	62.2
Income tax expense (benefit)	(24.7)	46.6	7.9	—	29.8
Equity in earnings of subsidiaries, net of tax	100.2	—	—	(100.2)	—
Net income	32.4	65.6	34.6	(100.2)	32.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$27.2	$65.6	$34.6	$(100.2)	$27.2

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2011
(dollars in millions)	Parent (Guarantor)		CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$86.2	1.3	$1.5	$2.4	$—	$90.1
Receivables, net	2.0	—	—	178.0	—	180.0
Other current assets	8.1	28.2	29.0	36.4	(3.9)	69.6
Total current assets	96.3		30.5	216.8	(3.9)	339.7
Property, plant and equipment, net	0.3	622.2	624.3	671.5	—	1,296.1
Goodwill and intangibles, net	—	2.6	2.5	565.5	—	568.0
Investments in and advances to subsidiaries	1,719.4	179.3	220.8	—	(1,940.2)	—
Other noncurrent assets	359.5	8.9	8.4	224.4	(137.6)	454.7
Total assets	$2,175.5		$886.5	$1,678.2	$(2,081.7)	$2,658.5
Current portion of long-term debt	$—		$2.3	$15.2	$—	$17.5
Accounts payable	0.6		42.2	52.8	—	95.6
Other current liabilities	88.2		52.0	55.1	0.8	196.1
Total current liabilities	88.8		96.5	123.1	0.8	309.2
Long-term debt, less current portion	2,181.7		213.7	111.5	—	2,506.9
Other noncurrent liabilities	321.4		105.9	191.0	(142.3)	476.0
Intercompany payables	217.2		—	588.9	(806.1)	—
Total liabilities	2,809.1		416.1	1,014.5	(947.6)	3,292.1
Shareowners’ equity (deficit)	(633.6)		470.4	663.7	(1,134.1)	(633.6)
Total liabilities and shareowners’ equity (deficit)	$2,175.5		$886.5	$1,678.2	$(2,081.7)	$2,658.5

	As of December 31, 2010
	Parent (Guarantor)		CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8		$1.8	$5.7	$—	$77.3
Receivables, net	2.4		0.9	180.9	—	184.2
Other current assets	6.4		22.5	39.0	(6.5)	61.4
Total current assets	78.6		25.2	225.6	(6.5)	322.9
Property, plant and equipment, net	0.5		623.7	640.2	—	1,264.4
Goodwill and intangibles, net	—		2.6	575.1	—	577.7
Investments in and advances to subsidiaries	1,648.2		146.5	—	(1,794.7)	—
Other noncurrent assets	363.3		9.5	218.2	(102.4)	488.6
Total assets	$2,090.6		$807.5	$1,659.1	$(1,903.6)	$2,653.6
Current portion of long-term debt	$—		$2.2	$14.3	$—	$16.5
Accounts payable	2.2		45.8	62.2	—	110.2
Other current liabilities	89.1		52.3	64.6	(4.0)	202.0
Total current liabilities	91.3		100.3	141.1	(4.0)	328.7
Long-term debt, less current portion	2,181.4		214.1	111.6	—	2,507.1
Other noncurrent liabilities	344.6		89.1	156.8	(104.9)	485.6
Intercompany payables	141.1		—	612.5	(753.6)	—
Total liabilities	2,758.4		403.5	1,022.0	(862.5)	3,321.4
Shareowners’ equity (deficit)	(667.8)		404.0	637.1	(1,041.1)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.6		$807.5	$1,659.1	$(1,903.6)	$2,653.6

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(70.4)	$120.3	$68.0	$—	$117.9
Capital expenditures	—	(45.1)	(47.4)	—	(92.5)
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows used in investing activities	(0.2)	(45.1)	(47.4)	—	(92.7)
Funding between Parent and subsidiaries, net	93.6	(74.4)	(19.2)	—	—
Increase in receivables facility,net	—	—	0.4	—	0.4
Repayment of debt	—	(1.1)	(5.1)	—	(6.2)
Other financing activities	(6.6)	—	—	—	(6.6)
Cash flows provided by (used in) financing activities	87.0	(75.5)	(23.9)	—	(12.4)
Increase (decrease) in cash and cash equivalents	16.4	(0.3)	(3.3)	—	12.8
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$86.2	$1.5	$2.4	$—	$90.1

	Six Months Ended June 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(38.1)	$109.9	$53.6	$—	$125.4
Capital expenditures	—	(36.9)	(21.3)	—	(58.2)
Acquisitions of businesses	—	(0.1)	(524.9)		(525.0)
Other investing activities	—	0.2	0.2	—	0.4
Cash flows used in investing activities	—	(36.8)	(546.0)	—	(582.8)
Funding between Parent and subsidiaries, net	(501.6)	(72.6)	574.2	—	—
Proceeds from issuance of long-term debt, net of financing costs	1,318.6	—	—		1,318.6
Decrease in receivables facility, net	—	—	(75.9)	—	(75.9)
Repayment of debt	(780.3)	(0.7)	(4.1)	—	(785.1)
Other financing activities	(6.1)	—	—	—	(6.1)
Cash flows provided by (used in) financing activities	30.6	(73.3)	494.2	—	451.5
Increase (decrease) in cash and cash equivalents	(7.5)	(0.2)	1.8	—	(5.9)
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0
Ending cash and cash equivalents	$12.6	$1.9	$2.6	$—	$17.1

Form 10-q Part I	Cincinnati Bell Inc.

8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8  1/4% Senior Notes due 2017, and 7% Senior Notes due 2015
The Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, GramTel Inc., CBTS Software LLC, Cyrus Networks, LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC and Cincinnati Bell Data Centers Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2011 and 2010, Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and the Condensed Consolidating Balance Sheets as of June 30, 2011 and December 31, 2010 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
	Three Months Ended June 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$230.1	$151.8	$(14.4)	$367.5
Operating costs and expenses	7.0	200.0	97.3	(14.4)	289.9
Operating income (loss)	(7.0)	30.1	54.5	—	77.6
Interest expense	47.1	13.4	5.5	(12.6)	53.4
Other expense (income), net	(10.6)	2.8	(4.8)	12.6	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(43.5)	13.9	53.8	—	24.2
Income tax expense (benefit)	(15.6)	5.5	20.8	—	10.7
Equity in earnings of subsidiaries, net of tax	41.4	—	—	(41.4)	—
Net income	13.5	8.4	33.0	(41.4)	13.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.9	$8.4	$33.0	$(41.4)	$10.9

	Three Months Ended June 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$199.0	$154.0	$(14.4)	$338.6
Operating costs and expenses	13.4	173.6	96.2	(14.4)	268.8
Operating income (loss)	(13.4)	25.4	57.8	—	69.8
Interest expense	36.6	3.6	4.2	(2.0)	42.4
Other expense (income), net	8.2	2.2	(1.8)	2.0	10.6
Income (loss) before equity in earnings of subsidiaries and income taxes	(58.2)	19.6	55.4	—	16.8
Income tax expense (benefit)	(15.1)	—	22.3	—	7.2
Equity in earnings of subsidiaries, net of tax	52.7	—	—	(52.7)	—
Net income	9.6	19.6	33.1	(52.7)	9.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$7.0	$19.6	$33.1	$(52.7)	$7.0

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Six Months Ended June 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$456.0	$300.7	$(28.4)	$728.3
Operating costs and expenses	13.0	389.7	190.0	(28.4)	564.3
Operating income (loss)	(13.0)	66.3	110.7	—	164.0
Interest expense	95.2	27.0	11.2	(25.5)	107.9
Other expense (income), net	(22.1)	5.3	(8.7)	25.5	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(86.1)	34.0	108.2	—	56.1
Income tax expense (benefit)	(28.9)	12.5	41.1	—	24.7
Equity in earnings of subsidiaries, net of tax	88.6	—	—	(88.6)	—
Net income	31.4	21.5	67.1	(88.6)	31.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$26.2	$21.5	$67.1	$(88.6)	$26.2

	Six Months Ended June 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$382.0	$309.2	$(28.9)	$662.3
Operating costs and expenses	19.1	331.8	188.1	(28.9)	510.1
Operating income (loss)	(19.1)	50.2	121.1	—	152.2
Interest expense	67.7	6.8	9.0	(4.0)	79.5
Other expense (income), net	5.7	4.1	(3.3)	4.0	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(92.5)	39.3	115.4	—	62.2
Income tax expense (benefit)	(24.7)	7.2	47.3	—	29.8
Equity in earnings of subsidiaries, net of tax	100.2	—	—	(100.2)	—
Net income	32.4	32.1	68.1	(100.2)	32.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$27.2	$32.1	$68.1	$(100.2)	$27.2

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$86.2	$2.1	$1.8	$—	$90.1
Receivables, net	2.0	4.1	173.9	—	180.0
Other current assets	8.1	32.2	33.2	(3.9)	69.6
Total current assets	96.3	38.4	208.9	(3.9)	339.7
Property, plant and equipment, net	0.3	661.5	634.3	—	1,296.1
Goodwill and intangibles, net	—	565.5	2.5	—	568.0
Investments in and advances to subsidiaries	1,719.4	—	211.7	(1,931.1)	—
Other noncurrent assets	359.5	225.2	7.6	(137.6)	454.7
Total assets	$2,175.5	$1,490.6	$1,065.0	$(2,072.6)	$2,658.5
Current portion of long-term debt	$—	$14.9	$2.6	$—	$17.5
Accounts payable	0.6	61.3	33.7	—	95.6
Other current liabilities	88.2	58.4	48.7	0.8	196.1
Total current liabilities	88.8	134.6	85.0	0.8	309.2
Long-term debt, less current portion	2,181.7	111.5	213.7	—	2,506.9
Other noncurrent liabilities	321.4	181.0	115.9	(142.3)	476.0
Intercompany payables	217.2	457.3	145.2	(819.7)	—
Total liabilities	2,809.1	884.4	559.8	(961.2)	3,292.1
Shareowners’ equity (deficit)	(633.6)	606.2	505.2	(1,111.4)	(633.6)
Total liabilities and shareowners’ equity (deficit)	$2,175.5	$1,490.6	$1,065.0	$(2,072.6)	$2,658.5

	As of December 31, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3
Receivables, net	2.4	11.2	170.6	—	184.2
Other current assets	6.4	34.4	27.1	(6.5)	61.4
Total current assets	78.6	51.3	199.5	(6.5)	322.9
Property, plant and equipment, net	0.5	640.2	623.7	—	1,264.4
Goodwill and intangibles, net	—	575.1	2.6	—	577.7
Investments in and advances to subsidiaries	1,648.2	—	134.7	(1,782.9)	—
Other noncurrent assets	363.3	219.5	8.2	(102.4)	488.6
Total assets	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6
Current portion of long-term debt	$—	$14.3	$2.2	$—	$16.5
Accounts payable	2.2	73.2	34.8	—	110.2
Other current liabilities	89.1	68.1	48.8	(4.0)	202.0
Total current liabilities	91.3	155.6	85.8	(4.0)	328.7
Long-term debt, less current portion	2,181.4	111.6	214.1	—	2,507.1
Other noncurrent liabilities	344.6	157.2	88.7	(104.9)	485.6
Intercompany payables	141.1	476.7	148.1	(765.9)	—
Total liabilities	2,758.4	901.1	536.7	(874.8)	3,321.4
Shareowners’ equity (deficit)	(667.8)	585.0	432.0	(1,017.0)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Form 10-q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations		Total
Cash flows provided by (used in) operating activities	$(70.4)	$68.5	$119.8	$—		$117.9
Capital expenditures	—	(47.4)	(45.1)	—		(92.5)
Other investing activities	(0.2)	—	—	—		(0.2)
Cash flows used in investing activities	(0.2)	(47.4)	(45.1)	—		(92.7)
Funding between Parent and subsidiaries, net	93.6	(19.6)	(74.0)	—		—
Increase in receivables facility, net	—	—	0.4	—	—	0.4
Repayment of debt	—	(5.1)	(1.1)	—		(6.2)
Other financing activities	(6.6)	—	—	—		(6.6)
Cash flows provided by (used in) financing activities	87.0	(24.7)	(74.7)	—		(12.4)
Increase (decrease) in cash and cash equivalents	16.4	(3.6)	—	—		12.8
Beginning cash and cash equivalents	69.8	5.7	1.8	—		77.3
Ending cash and cash equivalents	$86.2	$2.1	$1.8	$—		$90.1

	Six Months Ended June 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations		Total
Cash flows provided by (used in) operating activities	$(38.1)	$48.8	$114.7	$—		$125.4
Capital expenditures	—	(21.3)	(36.9)	—		(58.2)
Acquisitions of businesses	—	(524.9)	(0.1)	—		(525.0)
Other investing activities	—	0.2	0.2	—		0.4
Cash flows used in investing activities	—	(546.0)	(36.8)	—		(582.8)
Funding between Parent and subsidiaries, net	(501.6)	503.1	(1.5)	—		—
Proceeds from issuance of long-term debt, net of financing costs	1,318.6	—	—			1,318.6
Decrease in receivables facility, net	—	—	(75.9)	—		(75.9)
Repayment of debt	(780.3)	(4.1)	(0.7)	—		(785.1)
Other financing activities	(6.1)	—	—	—		(6.1)
Cash flows provided by (used in) financing activities	30.6	499.0	(78.1)	—		451.5
Increase (decrease) in cash and cash equivalents	(7.5)	1.8	(0.2)	—		(5.9)
Beginning cash and cash equivalents	20.1	0.8	2.1	—		23.0
Ending cash and cash equivalents	$12.6	$2.6	$1.9	$—		$17.1

Form 10-q Part I	Cincinnati Bell Inc.

12.    Subsequent Events

On August 1, 2011, the Company sold substantially all of the assets associated with its home security business for $11.5 million. The pre-tax gain on the sale of these assets is estimated to be $8.5 million. The purchase price and related gain on sale is subject to adjustment if the recurring monthly revenue of this business is less than $373,000 in October 2011. Any reduction to the purchase price is limited to a maximum reduction of $1.7 million. In conjunction with this transaction, the Company amended its Receivables Facility to remove the accounts receivable associated with its home security business and to remove its wholly-owned subsidiary, Cincinnati Bell Complete Protection, Inc., as an originator.

On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), Derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company, and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson, and also seeks various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. The officer and director defendants believe the suit is without merit and they plan to file appropriate responses in due course. Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants, and the Company as a nominal defendant, and assert allegations similar to those asserted in the federal court action and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. The officer and director defendants believe the state court suits are without merit and they plan to file appropriate responses in due course.

Form 10-q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and our future results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents we file with the SEC. Actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations
Service revenue was $314.8 million in the second quarter of 2011, an increase of $20.7 million, or 7%, compared to the second quarter of 2010. Data center revenues increased $20.4 million compared to the prior year second quarter, primarily due to the acquisition of CyrusOne which was completed in June 2010. For the first six months of 2011, service revenue was $626.2 million, an increase of $42.3 million, or 7%. Data center revenues increased by $43.8 million, partially offset by lower wireless revenues, in the first half of 2011. A change in the presentation of certain data center customers' utility billings increased revenues by $1.9 million in the second quarter of 2011 and $3.5 million for the first half of 2011. Growth in Fioptics, voice over internet protocol (“VoIP”) and audio conferencing service revenue was largely offset by declines in local voice, long distance and wireless revenues in the first half of 2011.
Product revenue totaled $52.7 million in the second quarter of 2011, an increase of $8.2 million, or 18%, compared to the same quarter last year. Telecommunications and IT hardware sales were higher in 2011 which reflects increased orders from major customers. For the first half of 2011, product revenue was $102.1 million, an increase of $23.7 million, or 30%, compared to the first half of 2010, also resulting primarily from higher hardware sales.
Cost of services was $114.8 million in the second quarter of 2011 compared to $99.5 million in the prior year, an increase of $15.3 million, or 15%. Data center costs increased by $6.2 million compared to the second quarter of 2010 due to growth in this business fueled by the acquisition of CyrusOne. The change in the presentation of certain data center customers' utility billings, described above, also increased data center costs by $1.9 million compared to the second quarter of last year. Payroll costs, excluding the impact of CyrusOne, increased $5.5 million compared to the second quarter of 2010 due primarily to higher overtime in Wireline to repair damaged lines caused by severe weather in the service territory and personnel added to support growth in our professional and managed services. Contract services increased by $1.9 million as contractors were also engaged for growth of the Fioptics network. For the first half of 2011, cost of services was $225.5 million, an increase of $28.6 million, or 15%, compared to the prior year. Data center costs increased by $13.4 million due to growth in this business. Payroll costs, excluding the data center increases, increased by $9.2 million due to overtime as well as personnel added to support growth in our professional and managed services and data center operations. Wireline network costs increased by $2.6 million in the first half of 2011 due to growth in Fioptics, audio conferencing, and VoIP. The change in presentation of data center customers' utility billings increased cost of services by $3.5 million in the first half of 2011.
Cost of products sold were $54.2 million in the second quarter of 2011 compared to $46.5 million in the prior year, an increase of $7.7 million, or 17%. For the first half of 2011, cost of products sold was $102.7 million, an increase of $19.7 million, or 24%, compared to the prior year. The higher costs in 2011 primarily reflect higher telecom and IT hardware sales.

Form 10-q Part I	Cincinnati Bell Inc.

Selling, general and administrative ("SG&A") expenses were $66.6 million in the second quarter of 2011, a decrease of $0.6 million, or 1%, compared to the second quarter of 2010. SG&A expenses declined in the second quarter of 2011, despite growth in business volume, due to a concentrated effort to reduce these costs. SG&A expenses were $131.2 million in the first six months of 2011, a decrease of $3.2 million, or 2%, compared to the same period in 2010. Lower contract services, advertising, and bad debt expense were incurred in the first half of 2011. The release of a previously established indemnification liability of $1.2 million also benefited the first half of 2011. Partially offsetting these savings, higher legal and consulting costs and non-employee commissions were incurred in the first half of 2011.
Depreciation and amortization was $48.8 million in the second quarter of 2011, up $7.5 million compared to the second quarter of 2010. On a year-to-date basis, depreciation and amortization increased $15.7 million from the same period a year ago. The higher depreciation and amortization for the second quarter and first half of 2011 is primarily associated with tangible and intangible assets acquired with CyrusOne.
In the second quarter of 2011, the Company ratified a new labor agreement with its employees who participate in the Communication Workers of America union, which curtails future pension service credits for certain employees. As a result of this event, the projected benefit obligation for the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized. In the second quarter of 2010, restructuring charges of $5.2 million, associated with employee separation and lease abandonment obligations, were recognized.
Acquisition costs were $0.8 million in the second quarter of 2011 compared to $9.1 million in the second quarter a year ago. For the first six months, acquisition costs were $1.9 million in 2011 compared to $9.1 million in 2010. Larger costs were incurred in 2010 resulting from the acquisition of CyrusOne. In the current year, acquisition opportunities have been investigated, but none completed. Asset impairment losses were $0.5 million in the second quarter of 2011 and $1.6 million for the first half of 2011, with no such costs in the comparative prior year periods.
Interest expense was $53.4 million in the second quarter of 2011 compared to $42.4 million in the second quarter a year ago, an increase of $11.0 million. The Company’s average debt outstanding was approximately $485 million higher during the second quarter of 2011 compared to a year earlier, resulting primarily from the acquisition of CyrusOne in June 2010. In addition, the weighted average interest rate on outstanding debt was approximately 0.6% higher in the second quarter of 2011. In 2010, several debt issuances were refinanced in order to extend maturities on approximately 90% of outstanding debt to 2017 and beyond. In connection with the refinancing effort, in the second quarter of 2010, the Company redeemed its 8 3/8% Senior Subordinated Notes due 2014 resulting in a loss on extinguishment of debt of $10.4 million. Interest expense for the six months ended June 30, 2011 was $107.9 million, $28.4 million higher than the same period in 2010, as a result of an increase in average debt outstanding of $530 million and a higher weighted average interest rate.
Income tax expense for the second quarter of 2011 was $10.7 million compared to $7.2 million in the second quarter of 2010. The higher tax provision reflects an increase in pre-tax income in the second quarter 2011. Income tax expense was $24.7 million in the first half of 2011, a decrease of $5.1 million compared to the prior period. The tax provision was lower in the first half of 2011 as the prior period included several nonrecurring discrete items, which netted to a charge of approximately $2 million. Additionally, pre-tax income was lower for the first half of 2011 compared to 2010.
The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2011 effective tax rate will approximate the actual June 2011 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2011.
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

Form 10-q Part I	Cincinnati Bell Inc.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue:
Voice - local service	$71.8	$79.5	$(7.7)	(10)%		$145.0	$160.8	$(15.8)	(10)%
Data	72.7	70.6	2.1	3%		143.8	141.4	2.4	2%
Long distance and VoIP	27.5	26.2	1.3	5%		55.3	51.7	3.6	7%
Entertainment	6.6	3.8	2.8	74%		12.4	6.9	5.5	80%
Other	6.6	6.6	—	0%		12.6	13.6	(1.0)	(7)%
Total revenue	185.2	186.7	(1.5)	(1)%		369.1	374.4	(5.3)	(1)%
Operating costs and expenses:
Cost of services and products	67.6	63.0	4.6	7%		133.5	126.9	6.6	5%
Selling, general and administrative	32.4	35.9	(3.5)	(10)%		65.4	71.2	(5.8)	(8)%
Depreciation and amortization	25.1	25.5	(0.4)	(2)%		50.5	50.9	(0.4)	(1)%
Restructuring charges	—	3.3	(3.3)	n/m		—	3.3	(3.3)	n/m
Curtailment loss	4.2	—	4.2	n/m		4.2	—	4.2	n/m
Asset impairment	0.5	—	0.5	n/m		0.5	—	0.5	n/m
Total operating costs and expenses	129.8	127.7	2.1	2%		254.1	252.3	1.8	1%
Operating income	$55.4	$59.0	$(3.6)	(6)%		$115.0	$122.1	$(7.1)	(6)%
Operating margin	29.9%	31.6%		(1.7)	pts	31.2%	32.6%		(1.4)	pts
Capital expenditures	$22.6	$22.4	$0.2	1%		$48.1	$43.1	$5.0	12%
Metrics information (in thousands):
Local access lines	650.6	699.0	(48.4)	(7)%		650.6	699.0	(48.4)	(7)%
High-speed internet subscribers
DSL subscribers	224.6	233.2	(8.6)	(4)%		224.6	233.2	(8.6)	(4)%
Fioptics internet subscribers
Fiber	29.4	15.8	13.6	86%		29.4	15.8	13.6	86%
Cable	3.9	3.6	0.3	8%		3.9	3.6	0.3	8%
	257.9	252.6	5.3	2%		257.9	252.6	5.3	2%
Long distance lines	467.8	496.0	(28.2)	(6)%		467.8	496.0	(28.2)	(6)%
Fioptics entertainment subscribers
Fiber	29.4	17.0	12.4	73%		29.4	17.0	12.4	73%
Cable	4.2	4.2	—	n/m		4.2	4.2	—	n/m
	33.6	21.2	12.4	58%		33.6	21.2	12.4	58%

Form 10-q Part I	Cincinnati Bell Inc.

Wireline, continued
Revenue
Voice local service revenue includes local service, value added services, switched access and information services. Voice local service revenue was $71.8 million in the second quarter of 2011, down $7.7 million, or 10%, compared to the second quarter a year ago. Voice local service revenue was $145.0 million for the first half of 2011, down $15.8 million, or 10%, compared to 2010. The decrease in revenue for both periods is primarily due to fewer local access lines in use compared to a year ago. Access lines within the segment’s ILEC territory decreased by 46,200, or 7%, from 625,000 at June 30, 2010 to 578,800 at June 30, 2011. The Company had 71,800 CLEC access lines at June 30, 2011 compared to 74,000 access lines at June 30, 2010. The access line loss resulted from several factors, including customers electing to solely use wireless service in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $72.7 million for the second quarter of 2011, up $2.1 million, or 3%, compared to the second quarter a year ago. Revenue from Fioptics high-speed internet services increased $1.5 million and LAN service revenue increased by $1.3 million. Partially offsetting these increases, DSL revenue was lower in the second quarter of 2011. Data revenue for the first half of 2011 was $143.8 million, up $2.4 million, or 2%, compared to 2010. Revenue from Fioptics internet services increased $3.0 million in the first half of 2011 compared to a year ago. As of June 30, 2011, the Company had 33,300 high-speed internet Fioptics customers, which is a 13,900, or 72%, increase from the June 30, 2010 total of 19,400 subscribers.
Long distance and VoIP revenue was $27.5 million in the second quarter of 2011, an increase of $1.3 million, or 5%, compared to a year ago. For the first half of the year, long distance and VoIP revenue was $55.3 million, up $3.6 million, or 7% in 2011 over 2010. The increase in both the quarter and half year was primarily due to an increase in VoIP and audio conferencing services due to additional subscribers. Partially offsetting this favorable trend, long distance residential revenue decreased by $1.1 million in the second quarter of 2011 and $2.1 million in the first half of 2011. As of June 30, 2011, long distance subscriber lines were 467,800, a 6% decrease from a year ago. Long-distance minutes of use have also decreased in 2011.
Entertainment revenue was $6.6 million in the second quarter of 2011, up $2.8 million, or 74%, compared to the second quarter a year ago. On a year-to-date basis, entertainment revenue was $12.4 million in 2011, up $5.5 million, or 80%, compared to the prior year. Fioptics entertainment revenue grew by $2.6 million and $4.9 million in the second quarter and first six months of 2011 compared to the prior periods, respectively. Fioptics entertainment subscribers increased by12,400, or 58%, from 21,200 at June 30, 2010 to 33,600 at June 30, 2011.
Other revenue was $6.6 million in both the second quarter of 2011 and 2010. Other revenue was $12.6 million in the first six months of 2011, down $1.0 million compared to the prior year. Wire installation revenue was higher in the first half of 2010 due to a higher number of wire installation jobs.
Costs and Expenses
Cost of services and products was $67.6 million in the second quarter of 2011, an increase $4.6 million, or 7%, compared to the prior year's second quarter. Payroll related costs were up $2.7 million compared to the prior year's second quarter, primarily due to overtime to repair damaged lines caused by severe weather. Contract services also increased $1.9 million. Network costs were up $1.3 million compared to the second quarter a year ago, which corresponds to growth in audio conferencing, VoIP and Fioptics businesses. Cost of services and products was $133.5 million for the first half of 2011, up $6.6 million, or 5%, compared to 2010. Payroll and contract services were up $3.8 million and $1.3 million, respectively, compared to the prior year. Network costs increased $2.6 million in the first six months of 2011 compared to last year. Substantially the same reasons described above drove these higher costs.
SG&A expenses were $32.4 million in the second quarter of 2011, down $3.5 million, or 10%, compared to the same period last year. Lower payroll and payroll-related costs of $2.4 million and lower advertising expenses of $0.9 million were incurred in the second quarter of 2011 compared to 2010. SG&A expenses were $65.4 million in the first half of 2011, $5.8 million lower than the first half of 2010. Payroll and payroll related costs were down $4.1 million, advertising expense decreased by $1.5 million, and bad debt expense decreased by $0.9 million. These lower costs were partially offset by higher legal and consulting costs and non-employee commissions.

Form 10-q Part I	Cincinnati Bell Inc.

Wireline, continued
The curtailment loss of $4.2 million in the second quarter of 2011 was due to the union ratification of the labor agreement which resulted in the freezing of future pension service credits for certain employees. Restructuring costs of $3.3 million were recognized in the second quarter of 2010 related to future lease costs, net of sublease income, associated with abandoned properties. In the second quarter of 2011, an asset impairment loss of $0.5 million was recognized to write-down certain assets to their estimated fair value.
Capital Expenditures
Capital expenditures are used to maintain the wireline network, to construct fiber optic cable, and to upgrade the DSL network. Capital expenditures were $22.6 million for the second quarter of 2011, about equal to the second quarter a year ago. Capital expenditures totaled $48.1 million in the six months ended June 30, 2011, up $5.0 million, or 12%, from the same period a year ago. Capital expenditures on Fioptics increased $9.1 million for the six months ended June 30, 2011 as compared to the prior year. At June 30, 2011 Fioptics entertainment subscribers were 33,600, up 58% from a year ago. As of June 30, 2011, the Company “passes” and is able to provide its Fioptics services to 90,000 units. By the end of 2011, the Company expects to have Fioptics available to approximately 150,000 units.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions,	2011	2010	Change	% Change		2011	2010	Change	% Change
except for operating metrics)
Revenue:
Postpaid service	$51.3	$55.1	$(3.8)	(7)%		$102.2	$110.3	$(8.1)	(7)%
Prepaid service	13.3	13.7	(0.4)	(3)%		27.5	27.4	0.1	n/m
Equipment	5.1	4.9	0.2	4%		11.4	9.2	2.2	24%
Total revenue	69.7	73.7	(4.0)	(5)%		141.1	146.9	(5.8)	(4)%
Operating costs and expenses:
Cost of services and products	31.9	32.3	(0.4)	(1)%		63.9	64.4	(0.5)	(1)%
Selling, general and administrative	14.2	14.3	(0.1)	(1)%		27.5	28.7	(1.2)	(4)%
Depreciation and amortization	8.4	8.3	0.1	1%		17.1	17.3	(0.2)	(1)%
Asset impairment	—	—	—	n/m		1.1	—	1.1	n/m
Total operating costs and expenses	54.5	54.9	(0.4)	(1)%		109.6	110.4	(0.8)	(1)%
Operating income	$15.2	$18.8	$(3.6)	(19)%		$31.5	$36.5	$(5.0)	(14)%
Operating margin	21.8%	25.5%		(3.7)	pts	22.3%	24.8%		(2.5)	pts
Capital expenditures	$0.9	$2.2	$(1.3)	(59)%		$5.7	$4.4	$1.3	30%
Metrics information:
Postpaid ARPU*	$50.74	$50.75	$(0.01)	n/m		$49.80	$49.91	$(0.11)	n/m
Prepaid ARPU*	$27.71	$29.59	$(1.88)	(6)%		$28.62	$29.80	$(1.18)	(4)%
Postpaid subscribers (in thousands)	331.4	357.4	(26.0)	(7)%		331.4	357.4	(26.0)	(7)%
Prepaid subscribers (in thousands)	155.9	152.4	3.5	2%		155.9	152.4	3.5	2%
Average postpaid churn	2.2%	2.2%		—	pts	2.1%	2.1%		—	pts

*
The Company has presented certain information regarding monthly average revenue per user ("ARPU") because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $51.3 million in the second quarter of 2011, a decrease of $3.8 million, or 7%, compared to the second quarter year ago. The decrease in postpaid service revenue was driven by a 7% decrease in subscribers which contributed to 13% fewer minutes of use. Postpaid subscribers were 331,400 at June 30, 2011 compared to 357,400 a year earlier. The subscriber loss is attributable to strong competition from national carriers. Average churn was flat compared to the second quarter a year earlier at 2.2%. Postpaid ARPU was $50.74 in the second quarter of 2011, about equal to the second quarter a year ago. A rate increase implemented earlier in the year and increased data usage substantially offset the lower voice minutes of use, resulting in a stable ARPU.

Form 10-q Part I	Cincinnati Bell Inc.

Wireless, continued
Postpaid service revenue was $102.2 million in the first half of 2011, down $8.1 million, or 7%, from the prior year, for substantially the same reasons cited above. Average churn for the first half of 2011 was flat compared to the prior period of 2.1%. Postpaid ARPU was $49.80 which was stable compared to the prior year. The mix of minutes used continues to trend towards higher data usage and lower voice usage.
Wireless continues its focus on increasing the number of smartphone subscribers in 2011, which promotes increased data usage and higher data ARPU. The Company had 97,900 postpaid smartphone subscribers at June 30, 2011, up 12,300, or 14%, from the same period a year ago. With the increase in smartphone subscribers and increased data usage, data ARPU for the first six months of 2011 was $14.01, up 24% compared to $11.34 in the corresponding prior year period.
Prepaid service revenue was $13.3 million in the second quarter of 2011, a decrease of $0.4 million, or 3%, compared to the second quarter of 2010. Prepaid subscribers were 155,900 at June 30, 2011, up 2% from a year earlier. Compared to the second quarter last year, activations were 7% lower and deactivations were 4% higher due to strong competitive offers. Prepaid ARPU was $27.71 in the second quarter of 2011, a decline of 6% compared to the second quarter last year. Prepaid minutes of use were up 16% compared to the second quarter of 2010. Prepaid service revenue was $27.5 million for the first half of 2011, which remained flat year-over-year. Compared to the first half of 2010, activations were 2% lower but deactivations were also 2% lower. Prepaid minutes of use were up 14% compared to the first half of 2010.
Equipment revenue was $5.1 million for the second quarter of 2011 compared to $4.9 million in the second quarter a year ago. For the six months ended June 30, 2011, equipment revenue was $11.4 million, up $2.2 million, or 24%, compared to the same period in 2010. Equipment revenue increased in 2011 primarily due to higher smartphone handset sales.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Costs of services and products were $31.9 million in the second quarter of 2011, a decrease of $0.4 million compared to the prior year. Contract services and operating taxes were lower by $1.1 million in the second quarter of 2011 compared to prior year. Costs and expenses were $63.9 million for the first half of 2011, a decrease of $0.5 million compared to the prior year. Contract services and operating taxes were lower by $2.2 million in the first half of 2011 compared to the prior year. Partially offsetting these savings were higher costs for smartphones driven by higher sales volume, as well as higher roaming costs. Roaming costs are higher despite lower subscribers, due to increased penetration of smartphones which contribute to higher data roaming usage.
SG&A expenses were $14.2 million in the second quarter of 2011, down $0.1 million compared to the same quarter in 2010. Efforts to contain costs lead to lower payroll, advertising and marketing costs in the second quarter of 2011 compared to a year ago. SG&A expenses were $27.5 million for the first half of 2011, down $1.2 million, or 4%, compared to the same period in 2010. Payroll and advertising expenses were lower due to cost reduction initiatives.
Depreciation and amortization was $8.4 million in the second quarter of 2011, up $0.1 million compared to the second quarter a year earlier. For the first half, depreciation and amortization was $17.1 million, down $0.2 million compared to 2010. In 2011, Wireless began amortizing its trademark license which added $0.4 million and $0.8 million of amortization expense to the second quarter and first half of 2011, respectively. Offsetting this increase, depreciation of tangible assets was lower in 2011.
In the first half of 2011, asset impairment losses of $1.1 million were incurred related to the write-off of capital projects that were abandoned as a result of cost reduction initiatives.
Capital Expenditures
Capital expenditures were $0.9 million in the second quarter of 2011, down from $2.2 million in the second quarter of 2010. For the first half of 2011, capital expenditures were $5.7 million, up $1.3 million, compared to the prior year. Wireless recently upgraded its network speed to 4G through software upgrades using HSPA+ technologies, which will enable faster data download speed for smartphone users.

Form 10-q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides large enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas. The results of CyrusOne’s operations are included in the Company’s consolidated results beginning with its acquisition on June 11, 2010.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue	$45.1	$24.7	$20.4	83%		$88.5	$44.7	$43.8	98%
Operating costs and expenses:
Cost of services	14.4	8.2	6.2	76%		28.1	14.7	13.4	91%
Selling, general and administrative	4.9	3.5	1.4	40%		10.6	6.2	4.4	71%
Depreciation and amortization	13.0	5.7	7.3	128%		25.0	9.8	15.2	155%
Total operating costs and expenses	32.3	17.4	14.9	86%		63.7	30.7	33.0	107%
Operating income	$12.8	$7.3	$5.5	75%		$24.8	$14.0	$10.8	77%
Operating margin	28.4%	29.6%		(1.2)	pts	28.0%	31.3%		(3.3)	pts
Capital expenditures	$14.6	$3.1	$11.5	n/m		$36.2	$5.5	$30.7	n/m
Metrics information:
Data center capacity (in square feet)	669,000	621,000	48,000	8%		669,000	621,000	48,000	8%
Utilization rate*	90%	86%		4	pts	90%	86%		4	pts

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Revenue
Data center revenue consists primarily of recurring monthly colocation rents from customers who occupy data center facilities. Revenues also include nonrecurring service revenue from setup and installation services provided to new customers. Data center revenue was $45.1 million in the second quarter of 2011, an increase of $20.4 million, or 83%, compared to the same period last year. The higher revenue in 2011 resulted primarily from the acquisition of CyrusOne in June 2010. CyrusOne had revenue of $22.7 million during the second quarter of 2011 compared to $4.2 million in the second quarter of 2010, for an increase of $18.5 million. Changes to presentation of certain customers' utility billings in 2011 also added $1.9 million to revenues for the three months ended June 30, 2011.
For the first half of 2011, data center revenue was $88.5 million, compared to $44.7 million in the first half of last year, representing an increase of $43.8 million. CyrusOne's revenues were $44.8 million in the first half of 2011, an increase of $40.6 million compared to the prior year. Changes to presentation of certain customers' utility billings in 2011 also added $3.5 million to revenues for the six months ended June 30, 2011.
The Data Center Colocation business had 669,000 square feet of data center space at June 30, 2011, up 8% from a year earlier. At June 30, 2011, the utilization rate of the Company's data center facilities was 90%.
Costs and Expenses
Cost of services were $14.4 million in the second quarter of 2011 compared to $8.2 million in the second quarter a year ago, up $6.2 million, primarily due to the acquisition of CyrusOne. CyrusOne's costs of services were $5.8 million in the second quarter of 2011, up $4.7 million compared to 2010. The change in the presentation of certain customers' utility billings, described above, also increased costs of services by $1.9 million in the second quarter of 2011.

Form 10-q Part I	Cincinnati Bell Inc.

Data Center Colocation, continued
Cost of services were $28.1 million in the first half of 2011, up $13.4 million from the prior period, also due primarily to the acquisition of CyrusOne. CyrusOne's cost of services were $11.1 million for the first half of 2011, up $10.0 million compared to the same period in 2010. The change in the presentation of certain customers' utility billings also increased cost of services by $3.5 million for the first half of 2011.
SG&A expenses were $4.9 million in the second quarter of 2011, an increase of $1.4 million compared to the corresponding quarter in 2010. SG&A expenses increased primarily due to the inclusion of CyrusOne's costs for the full quarter in 2011 compared to only a partial month in the prior year. SG&A costs have also increased as staffing has been added to support future growth. During the quarter ended June 30, 2011, SG&A expenses were reduced by $0.8 million from the favorable settlement of litigation and an operating tax audit. SG&A expenses were $10.6 million in the first half of 2011, up $ 4.4 million compared to 2010, for substantially the same reasons.
Depreciation and amortization expense was $13.0 million in the second quarter of 2011, an increase of $7.3 million. Depreciation and amortization for the first half of 2011 was $25.0 million compared to $9.8 million in the prior year, a year-over-year increase of $15.2 million. Tangible and intangible assets acquired with CyrusOne increased depreciation and amortization by $6.5 million and $14.1 million for the three and six months ended June 30, 2011, respectively.
Capital Expenditures
Capital expenditures were $14.6 million in the second quarter of 2011, up from $3.1 million in the second quarter of 2010. Capital expenditures were $36.2 million for the six months ended June 30, 2011, up $30.7 million from a year ago. Capital expenditures at CyrusOne's facilities were $14.4 million and and $35.8 million for the three and six months ended June 30, 2011, respectively. Expansions of data center facilities are underway in a number of markets, which are projected to be completed late in the third quarter or early in the fourth quarter. The Company intends to continue to investigate opportunities to add additional data center space to support new customers both in the United States and internationally. Management is prepared to commit additional resources in future periods to support the growth of this business.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue:
Telecom and IT equipment distribution	$53.3	$43.4	$9.9	23%		$101.8	$76.7	$25.1	33%
Managed services	15.2	12.4	2.8	22%		30.1	25.1	5.0	20%
Professional services	7.2	6.5	0.7	11%		14.1	12.1	2.0	17%
Total revenue	75.7	62.3	13.4	22%		146.0	113.9	32.1	28%
Operating costs and expenses:
Cost of services and products	62.6	50.5	12.1	24%		117.6	89.9	27.7	31%
Selling, general and administrative	9.4	10.5	(1.1)	(10)%		19.3	20.4	(1.1)	(5)%
Depreciation and amortization	2.2	1.7	0.5	29%		4.4	3.3	1.1	33%
Restructuring charges	—	1.8	(1.8)	n/m		—	1.8	(1.8)	n/m
Total operating costs and expenses	74.2	64.5	9.7	15%		141.3	115.4	25.9	22%
Operating income (loss)	$1.5	$(2.2)	$3.7	n/m		$4.7	$(1.5)	$6.2	n/m
Operating margin	2.0%	(3.5)%		5.5	pts	3.2%	(1.3)%		4.5	pts
Capital expenditures	$2.0	$3.2	$(1.2)	(37.5)%		$2.5	$5.2	$(2.7)	(51.9)%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $53.3 million in the second quarter of 2011, an increase of $9.9 million, or 23%, compared to the second quarter last year. For the first half of 2011, telecom and IT equipment distribution revenue was $101.8 million compared to $76.7 million in 2010, up $25.1 million, or 33%. Both the quarter and year-over-year increases reflect higher equipment sales arising from increased capital spending by business customers. Increased equipment sales to five of the Company’s larger customers accounted for $7.3 million and $16.8 million of the higher sales for second quarter and first half of 2011, respectively.
Managed services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. In the three months ended June 30, 2011, managed services revenues were $15.2 million, an increase of $2.8 million, or 22%, compared to the second quarter of 2010. For the first half of 2011, managed services revenue was $30.1 million, up $5.0 million, or 20%, compared to the prior year. Higher sales to one of the largest customers accounted for $2.5 million and $4.7 million of the increased revenues in the second quarter and the first half of 2011, respectively.
Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Professional services revenue was $7.2 million in the second quarter of 2011, up $0.7 million, or 11%, compared to the 2010 second quarter. Revenue for the six months ended June 30, 2011 was $14.1 million, an increase of $2.0 million compared to 2010. Demand for professional services has increased in 2011 compared to the prior year. IT Services and Hardware has expanded its portfolio of IT professionals to meet this increased demand.

Form 10-q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Costs and Expenses
Cost of services and products were $62.6 million in the second quarter of 2011, an increase of $12.1 million compared to the same period in 2010. Cost of services and products were $117.6 million, up $27.7 million, or 31%, from the prior year. The higher costs correspond to the higher revenues recognized in 2011. Cost of telecom and IT equipment increased by $9.0 million and $21.4 million, respectively, for the three and six months ended June 30, 2011 compared to the prior year periods. Increased demand for managed and professional services drove an increase in payroll costs of $2.8 million and $5.4 million for the three and six months ended June 30, 2011, respectively.
SG&A expenses were $9.4 million in the second quarter of 2011, a decrease of $1.1 million compared to the second quarter of 2010. Payroll costs decreased by $0.8 million compared to the second quarter a year ago due to headcount reductions. In addition, bad debt expense was lower in the second quarter of 2011. On a year-to-date basis, SG&A expenses were $19.3 million, a decrease of $1.1 million compared to the prior year, also due to lower bad debt expense and payroll costs.
For the three and six months ended June 30, 2011, depreciation expense increased $0.5 million and $1.1 million, respectively, compared to 2010. The higher depreciation expense reflects assets placed in service to support the expansion of managed and professional services.

Restructuring charges of $1.8 million were recognized in the second quarter of 2010 in conjunction with headcount reductions.

Form 10-q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2011 the Company had $2.5 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary sources of cash are generated by operations and borrowings from its revolving credit facility and its accounts receivable credit facilities (“Receivables Facility”). The Company generated $117.9 million and $125.4 million of cash flows from operations during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had $378.4 million of short-term liquidity, comprised of $90.1 million of cash and cash equivalents, $188.3 million of undrawn capacity on the Corporate credit facility, and $100.0 million of unused capacity on the Receivables Facility.
The Company’s primary uses of cash are interest payments on debt obligations, capital expenditures, and working capital. Additionally, the Company continues to pursue growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth. The Company believes that its cash on hand, operating cash flows, revolving credit facility and Receivables Facility will be sufficient to fund its primary uses of cash. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations as they mature. However, such refinancing may result in higher interest costs in future periods.
Cash Flows
For the six months ended June 30, 2011, cash provided by operating activities totaled $117.9 million, a decrease of $7.5 million compared to the $125.4 million of cash provided by operating activities during the same period in 2010. This decrease was primarily driven by increased pension and postretirement payments and contributions of $17.6 million, higher interest payments of $22.3 million due to higher debt balances from the acquisition of CyrusOne and higher interest rates as a result of refinancings. The decrease is partially offset by changes in operating assets and liabilities and increased net income from cash generating activities.
Cash flows used in investing activities was $92.7 million for the six months ended June 30, 2011 compared to $582.8 million for the six months ended June 30, 2010. Cash flows used in 2010 were higher due to the acquisition of CyrusOne for $525 million. Capital expenditures were $92.5 million for the six months ended June 30, 2011, which was $34.3 million higher than 2010. In 2011, higher capital expenditures were incurred to expand the Company's data center operations and Fioptics network.
Cash flow utilized for financing activities was $12.4 million for the six months ended June 30, 2011, compared to $451.5 million provided from financing activities during the same period in 2010. Cash was used to pay $5.2 million of preferred stock dividends in both periods. During the six months ended June 30, 2011, there were no significant debt repayments or refinancings. During the first six months of 2010, the Company issued $1.4 billion of debt consisting of $625 million of 8 3/4% Senior Subordinated Notes due 2018 and a $760 million secured term loan credit facility due 2017. The net proceeds from these borrowings were used to redeem the $560 million outstanding 8  3/8% Senior Subordinated Notes due 2014, repay the Company's previous credit facility of $204.3 million, to fund the acquisition of CyrusOne, and to pay debt issuance fees and expenses of $32.7 million. Cash was also used to decrease borrowings under the Receivables Facility by $75.9 million during the six months ended June 30, 2010.

Debt Covenants
Credit Facility
The credit facility financial covenants require that the Company maintain certain leverage, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance with all of its credit facility covenants.

Form 10-q Part I	Cincinnati Bell Inc.

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenants as of and for the twelve months ended June 30, 2011:

Consolidated Total Leverage Ratio (dollars in millions)
Consolidated Total Leverage Ratio as of June 30, 2011	4.79
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$618.7
Consolidated EBITDA clearance over compliance threshold	$103.1

Consolidated Fixed Charge Coverage Ratio (dollars in millions)
Fixed Charge Coverage Ratio as of June 30, 2011	1.42
Minimum ratio permitted for compliance	1.00
Fixed Charges clearance over compliance threshold	$97.2
Consolidated EBITDA clearance over compliance threshold	$97.2

Definitions and components of calculations are detailed in the bank credit agreement and can be found in the Form 8-K filed June 11, 2010.

Public Indentures
Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted Payments (as defined in the individual indenture) include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2011. The Company is in compliance with all of its public debt indentures.

One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined in the individual indenture) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of June 30, 2011, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio.
Share Repurchase Plan
In February 2010, the Board of Directors approved an additional plan for repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company repurchased approximately 4 million shares of its common stock for $10 million in 2010, leaving $140 million available to repurchase shares under this plan. There were no share repurchases during the first half of 2011. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities. This plan does not have a stated maturity date.

Form 10-q Part I	Cincinnati Bell Inc.

Regulatory Matters
On March 31, 2011, the Company was notified by the Chairman of the Senate Committee on Commerce, Science and Transportation (the “Committee”) of its investigation into unauthorized third-party charges on landline telephone bills. The Committee commenced this investigation in 2010, requesting information from several national telecommunications companies and certain third party vendors. The Committee has requested certain information on the Company’s policies, procedures and practices related to allowing third party vendors to place charges on customer bills. The Company responded to this inquiry on April 15, 2011. The Committee issued a report on July 12, 2011, which concluded that third-party billing on landline telephones has largely failed to become a reliable method of commerce and that unauthorized charges will continue to appear on consumers' bills unless additional protections are put in place.
On March 21, 2011, AT&T Inc. and Deutsche Telekom AG announced an agreement under which AT&T would acquire T-Mobile USA from Deutsche Telekom. The merger is currently under review by the United States Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”). On May 31, 2011, Cincinnati Bell filed a petition with the FCC asking that it condition consent upon AT&T (1) charging just and reasonable cost-based rates for wholesale voice and data roaming, (2) swapping, divesting and/or leasing spectrum to enable regional carriers to effectively compete, and (3) foregoing exclusive handsets arrangements with manufacturers. Absent these conditions, the petition requested that the application be denied. Pursuant to a Civil Investigative Demand, the Company has also been required to submit extensive data to the DOJ in conjunction with its review of the merger. If approved, the merger would eliminate T-Mobile, the Company's only source of nationwide roaming other than AT&T, which could have significant consequences on the Company's ability to secure competitively priced wholesale roaming.

The FCC is currently considering comprehensive reform of the intercarrier compensation and Universal Service Fund (“USF”) rules with the stated goal of adopting revised rules by the end of 2011. Current intercarrier compensation rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. Local traffic is typically exchanged at a rate of $0.0007 pursuant to reciprocal compensation rules, whereas compensation for interexchange traffic is governed by the switched access charge rules, which result in higher rates. Under the reforms being considered, intercarrier compensation rates would be unified by reducing switched access rates to the reciprocal compensation rate over several years with the final rate for both being zero or close to zero. Carriers would likely be given the opportunity to recover some of the lost revenue through increases in end-user rates. In conjunction with the intercarrier compensation reforms, the FCC intends to overhaul the high-cost universal service fund. Although the reformed USF will probably direct some funding to ILECs to offset some of the reductions in switched access revenue, the primary goal of USF reform will be to transition the high-cost fund from supporting legacy circuit-switched networks to broadband service. The outcome of this proceeding could have a significant effect on all carriers and would impact the switched access and end-user components of Cincinnati Bell Telephone Company LLC ("CBT") revenue, as well as the high-cost USF support that it currently receives. Separately, the Public Utilities Commission of Ohio and the Kentucky Public Service Commission are both considering reforms designed to reduce intrastate access rates. The Ohio reforms would not impact CBT's revenue, but could require contributions from all telecom providers to offset the reductions required of other carriers. The proposed Kentucky reforms would require CBT to reduce its access rates and require all telecom providers to contribute to a USF-like fund. Final action on the Ohio proposal is likely in 2011, however, action by the Kentucky Commission is not expected prior to year-end 2011.

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

On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), Derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company, and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson, and also seeks various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. The officer and director defendants believe the suit is without merit and they plan to file appropriate responses in due course. Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John

Form 10-q Part I	Cincinnati Bell Inc.

F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants, and the Company as a nominal defendant, and assert allegations similar to those asserted in the federal court action and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. The officer and director defendants believe the state court suits are without merit and they plan to file appropriate responses in due course.

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended 2010 for a complete description of future operating trends.
In 2011, the Company continues to pursue a growth strategy in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside its traditional operating territory, to support this growth. Additionally, the Company plans to grow the Fioptics suite of services including a combination of fiber-to-the-home construction and DSL network upgrades to provide Internet protocol television (“IPTV”) service.
In the first half of 2011, the Company experienced a 7% year-over-year loss of ILEC access lines as some customers elected to use wireless communications in lieu of the traditional local service, purchase service from other providers, or service was disconnected due to non-payment. The Company believes these same factors will continue to affect its Wireline operations in future periods.
Wireless postpaid subscribers also declined 7% year-over-year. Management expects declines in wireless postpaid subscribers to continue in future periods due to strong competition from national carriers. Many of these national carriers have larger resources to fund advertising, enhanced services and the ability to obtain exclusivity on new handsets. The Company has continued to focus on increasing smartphone subscribers, which would increase data ARPU. However, the Company believes overall ARPU will remain flat as compared to 2010 as any data increase may be offset by lower voice revenue, consistent with the lower voice minutes of use per subscriber experienced in 2010.
IT hardware sales increased in the first half of 2011 compared to the prior year. Growth in managed services and professional services is somewhat dependent on the level of investment in these services. While the Company continues to invest in this business, the Company expects that more resources will be directed to data center opportunities and, to a lesser extent, Fioptics expansion.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments.
The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2010. Updates to the Company’s critical accounting policies or significant changes in estimates are described below:
Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets - In 2011, management reassessed the life of the Wireless trademarks. In assessing the useful life of this asset, management considered the results of the valuation performed in the prior year which indicated a significant decline in the fair value of this asset compared to the prior period. The wireless business is highly competitive and continues to consolidate with large national carriers acquiring smaller competitors. Based on these factors, management concluded that the Wireless trademarks were no longer indefinite-lived assets. Management utilized projected future cash flows to determine the estimated useful life of this asset, which was estimated to be seven years. Amortization expense associated with this trademark was $0.4 million and $0.8 million for the second quarter and first half of 2011, respectively.

Form 10-q Part I	Cincinnati Bell Inc.

Reviewing the Carrying Values of Long-Lived Assets - In the second quarter of 2011, asset impairment losses of $0.5 million were recognized to write-down certain properties held for sale to their estimated fair values. Fair value was estimated based upon a purchase offer submitted for one of the properties. For the first half of 2011, asset impairment losses were $1.6 million. During the first quarter of 2011, certain capital projects were canceled or abandoned in order to direct resources to more critical projects, resulting in an asset impairment loss of $1.1 million. No asset impairment losses were recognized in the second quarter or first half of 2010.

Accounting for Taxes - In the second quarter of 2011, a sales and use tax audit was finalized and a previously established liability of $0.5 million was released. Operating income for the second quarter and first half of 2011 was increased by the release of this liability. Similarly, in the second quarter of 2010, a sales and use tax reserve of $0.5 million was released upon completion of an audit.

Accounting for Pension and Postretirement Benefits - In the second quarter of 2011, the Company ratified a new labor agreement with its employees who participate in the Communications Workers of America union, which curtails future pension service credits for certain employees effective January 1, 2012. This amendment to the pension plan triggered a plan curtailment resulting from an approximately 85% reduction in projected future service for active participants in the bargained pension plan. The plan's projected benefit obligation was remeasured using updated assumptions and asset values. The Company selected a discount rate of 4.9% and a long-term rate of return of 8.25% for this remeasurement. The discount rate was derived from a yield curve developed using current market rates of high-quality bonds whose maturities approximate our estimated future pension payments. The remeasurement resulted in a curtailment loss of $4.2 million, representing an acceleration of unrecognized prior service costs.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2011.

Form 10-q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Company’s primary market risk is managing its exposure to interest rate changes. The Company's objective in managing its interest rate exposure is to limit the impact on earnings, cash flows, and the fair market value of certain assets and liabilities, while maintaining low overall borrowing costs. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information on the Company’s interest rate risk management. Refer to Note 6 to the Condensed Consolidated Financial Statements for further information regarding the carrying and fair value of the Company’s debt.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2011, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), Derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company, and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson, and also seeks various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. The officer and director defendants believe the suit is without merit and they plan to file appropriate responses in due course. Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants, and the Company as a nominal defendant, and assert allegations similar to those asserted in the federal court action and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. The officer and director defendants believe the state court suits are without merit and they plan to file appropriate responses in due course.

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a comprehensive listing of the Company’s risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2011, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended June 30, 2011.

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

(10.1)        Amended and Restated Receivables Purchase Agreement dated as of June 10, 2011, to the Receivables
Purchase Agreement, dated as of March 23, 2007, among Cincinnati Bell Funding LLC, as Seller, Cincinnati
Bell Inc., as Servicer, the Purchasers and Purchase Agents identified therein, and PNC Bank, National
Association as Administrator and LC Bank. (Exhibit 99.1 to Current Report on Form 8-K, date of
Report June 10, 2011, File No. 1-8519).
(10.2)        Amended and Restated Purchase and Sale Agreement dated June 6, 2011 among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell, Inc. as Servicer and sole member of Cincinnati
Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 10, 2011, File No.
1-8519).
(10.3)        First Amendment to Receivables Purchase Agreement dated August 1, 2011, among Cincinnati Bell Funding
LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchasers and Purchase Agents identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current
Report on Form 8-K, date of Report August 3, 2011, File No. 1-8519).
(10.4)        First Amendment to Purchase and Sale Agreement dated as of August 1, 2011 among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of
Cincinnati Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report August 3, 2011,
File No. 1-8519).
(101.INS)*    XBRL Instance Document.
(101.SCH)*    XBRL Taxonomy Extension Schema Document.
(101.CAL)*    XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)*    XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)*    XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)*    XBRL Taxonomy Extension Presentation Linkbase Document.

+ Filed herewith.
* Submitted electronically with this report.

The Company's reports on Form 10-K, 10-Q, and 8-K are available free of charge in the Investor Relations section of the Company's website: http://www.cincinnatibell.com. The Company will furnish any other exhibit at cost.

Form 10-Q Part II	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date:	August 4, 2011	/s/ Gary J. Wojtaszek
Gary J. Wojtaszek
Chief Financial Officer

Date:	August 4, 2011	/s/ Susan M. Kinsey
Susan M. Kinsey
Vice President and Controller