Form 10-Q
period 2011-09-30
CINCINNATI BELL INC
filed 2011-11-04
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2011, there were 195,786,914 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Description
PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Services	$314.2	$308.4	$940.4	$892.3
Products	54.6	43.5	156.7	121.9
Total revenue	368.8	351.9	1,097.1	1,014.2
Costs and expenses
Cost of services, excluding items below	120.1	107.8	345.6	304.7
Cost of products sold, excluding items below	54.5	45.0	157.2	128.0
Selling, general and administrative	66.5	68.3	197.7	202.7
Depreciation and amortization	49.1	48.2	146.3	129.7
Gain on sale of assets	(8.4)	—	(8.4)	—
Restructuring charges	—	—	—	5.2
Curtailment loss	—	—	4.2	—
Acquisition costs	0.7	—	2.6	9.1
Asset impairment	—	—	1.6	—
Total operating costs and expenses	282.5	269.3	846.8	779.4
Operating income	86.3	82.6	250.3	234.8
Interest expense	53.3	52.0	161.2	131.5
Loss on extinguishment of debt	—	—	—	10.4
Other expense, net	—	—	—	0.1
Income before income taxes	33.0	30.6	89.1	92.8
Income tax expense	15.4	16.1	40.1	45.9
Net income	17.6	14.5	49.0	46.9
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income applicable to common shareowners	$15.0	$11.9	$41.2	$39.1
Basic earnings per common share	$0.08	$0.06	$0.21	$0.19
Diluted earnings per common share	$0.07	$0.06	$0.21	$0.19

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$90.7	$77.3
Receivables, less allowances of $12.4 and $14.0	178.6	184.2
Inventory, materials and supplies	23.8	20.9
Deferred income taxes, net	35.4	29.6
Prepaid expenses	11.7	10.0
Other current assets	6.5	0.9
Total current assets	346.7	322.9
Property, plant and equipment, net	1,338.5	1,264.4
Goodwill	340.9	341.7
Intangible assets, net	221.6	236.0
Deferred income taxes, net	371.9	422.2
Other noncurrent assets	64.2	66.4
Total assets	$2,683.8	$2,653.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$17.2	$16.5
Accounts payable	98.9	110.2
Unearned revenue and customer deposits	48.4	48.1
Accrued taxes	17.0	13.5
Accrued interest	58.5	46.6
Accrued payroll and benefits	45.7	49.0
Other current liabilities	38.3	44.8
Total current liabilities	324.0	328.7
Long-term debt, less current portion	2,508.8	2,507.1
Pension and postretirement benefit obligations	304.0	333.1
Other noncurrent liabilities	173.1	152.5
Total liabilities	3,309.9	3,321.4
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 196,290,915 and 198,354,851 shares issued; 195,777,340 and 197,841,276 outstanding at September 30, 2011 and December 31, 2010	2.0	2.0
Additional paid-in capital	2,586.3	2,601.5
Accumulated deficit	(3,189.6)	(3,238.6)
Accumulated other comprehensive loss	(152.1)	(160.0)
Common shares in treasury, at cost	(2.1)	(2.1)
Total shareowners’ deficit	(626.1)	(667.8)
Total liabilities and shareowners’ deficit	$2,683.8	$2,653.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$49.0	$46.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	146.3	129.7
Loss on extinguishment of debt	—	10.4
Provision for loss on receivables	10.6	10.8
Impairment loss	1.6	—
Noncash portion of interest expense	5.7	5.8
Deferred income tax provision	39.9	42.4
Pension and other postretirement benefits	(16.6)	(6.1)
Gain on sale of assets	(8.4)	—
Other, net	0.3	1.4
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
Increase in receivables	(6.5)	(11.8)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(6.4)	14.8
Decrease in accounts payable	(13.3)	(19.5)
Increase (decrease) in accrued and other current liabilities	4.5	(13.8)
Increase in other noncurrent assets	(1.7)	(2.4)
Decrease in other noncurrent liabilities	(6.5)	(4.0)
Net cash provided by operating activities	198.5	204.6
Cash flows from investing activities
Capital expenditures	(167.0)	(101.2)
Acquisitions, net of cash acquired	—	(526.7)
Proceeds from sale of assets	9.8	—
Other, net	(0.3)	0.5
Net cash used in investing activities	(157.5)	(627.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	1,353.4
Increase (decrease) in corporate credit and receivables facilities	0.4	(85.9)
Repayment of debt	(9.0)	(791.6)
Debt issuance costs	(0.8)	(32.9)
Dividends paid on preferred stock	(7.8)	(7.8)
Common stock repurchase	(10.0)	—
Other, net	(0.4)	(1.2)
Net cash (used in) provided by financing activities	(27.6)	434.0
Net increase in cash and cash equivalents	13.4	11.2
Cash and cash equivalents at beginning of year	77.3	23.0
Cash and cash equivalents at end of period	$90.7	$34.2

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$32.5	$17.7
Acquisition of property on account	$15.4	$13.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company”) provide diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. Prior year amounts have been reclassified to conform to the current segment reporting. See Note 11 for information on the Company’s reportable segments.
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
The Condensed Consolidated Balance Sheet as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.
Recently Issued Accounting Standards — In September 2011, the Financial Accounting Standards Board ("FASB") amended the guidance in Accounting Standards Codification ("ASC") 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Company will be required to adopt this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this accounting standard will not have a material impact on the Company's financial statements, rather it will change the Company's approach for annual goodwill testing.
In June 2011, the FASB issued new guidance under ASC Topic 220 regarding the presentation of comprehensive income in financial statements. An entity has the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company will be required to adopt this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this new standard will not have a material impact on the Company's financial statements.
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

Form 10-Q Part I	Cincinnati Bell Inc.

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

2.	Acquisition and Disposition
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
The results of operations of CyrusOne were included in the consolidated results of operations beginning June 11, 2010, and are included in the Data Center Colocation segment. For the three and nine months ended September 30, 2011, CyrusOne contributed revenue of $24.7 million and $69.5 million, respectively, and operating income of $5.5 million and $18.0 million, respectively.
The following unaudited pro forma consolidated results for the nine months ended September 30, 2010 assume the acquisition of CyrusOne was completed as of the beginning of 2010:

(dollars in millions, except per share amounts)
Revenue	$1,045.8
Net income	41.9
Basic and diluted earnings per common share	$0.17
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

Disposition of Cincinnati Bell Complete Protection Inc. Assets
On August 1, 2011, the Company sold substantially all of the assets associated with its home security monitoring business for $11.5 million. The Company received cash proceeds of $9.8 million upon closing of this transaction and another $1.7 million of proceeds are held in escrow pending resolution of a purchase price contingency. The purchase price is subject to adjustment if the recurring monthly revenue of this business is less than $0.4 million in October 2011. The maximum reduction is limited to $1.7 million. The pre-tax gain recognized on the sale of these assets was $8.4 million. No liability has been recognized for the purchase price contingency as a loss is not deemed probable or estimable. This business was included within the Company's Wireline segment.

Form 10-Q Part I	Cincinnati Bell Inc.

3.	Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income	$17.6	$14.5	$49.0	$46.9
Preferred stock dividends	2.6	2.6	7.8	7.8
Income available to common shareholders - basic and diluted	$15.0	$11.9	$41.2	$39.1
Denominator:
Weighted average common shares outstanding - basic	196.5	201.2	197.4	201.0
Warrants	1.2	—	0.5	0.9
Stock-based compensation arrangements	2.9	3.0	2.5	3.0
Weighted average common shares outstanding - diluted	200.6	204.2	200.4	204.9
Basic earnings per common share	$0.08	$0.06	$0.21	$0.19
Diluted earnings per common share	$0.07	$0.06	$0.21	$0.19

For the three and nine month periods ended September 30, 2011, awards under the Company’s stock-based compensation plans for common shares of 11.2 million and 11.6 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2010, awards for common shares of 14.9 million and 14.6 million, respectively, were excluded as their inclusion would have been anti-dilutive. For all periods, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

4.	Comprehensive Income
The Company’s comprehensive income is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2011	2010	2011	2010
Net income	$17.6	$14.5	$49.0	$46.9
Other comprehensive income, net of tax:
Defined benefit pension and postretirement plans:
Net gain arising during the period, net of tax of $0.9	—	—	1.4	—
Amortization of prior service benefits included in net income,
net of tax of ($1.1), ($1.0), ($3.5), ($3.4)	(2.1)	(2.0)	(6.1)	(6.0)
Amortization of net loss included in net income, net of tax of $1.9, $1.4, $5.7, $4.0	3.4	2.3	9.9	6.9
Reclassification adjustment for curtailment loss included in net income,
net of tax of $1.5	—	—	2.7	—
Other comprehensive income	1.3	0.3	7.9	0.9
Total comprehensive income	$18.9	$14.8	$56.9	$47.8

Form 10-Q Part I	Cincinnati Bell Inc.

5.	Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2011	December 31, 2010
Current portion of long-term debt:
Capital lease obligations and other debt	$17.2	$16.5
Current portion of long-term debt	17.2	16.5
Long-term debt, less current portion:
7% Senior Notes due 2015*	250.7	251.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	119.7	118.5
	2,517.9	2,517.4
Net unamortized discount	(9.1)	(10.3)
Long-term debt, less current portion	2,508.8	2,507.1
Total debt	$2,526.0	$2,523.6

* The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.
In August 2011, the Company amended its accounts receivable securitization facility ("Receivables Facility") to remove the accounts receivable associated with its home security monitoring business and to remove its wholly-owned subsidiary, Cincinnati Bell Complete Protection Inc., as an originator. The August 2011 amendment had no impact on the facility limit. In June 2011, the Company amended its Receivables Facility which increased the facility limit to $105.0 million, removed certain provisions that were no longer applicable to the facility, extended the termination date of the facility to June 2014, added an additional purchaser, added a letter of credit subfacility, and added the Company's wholly-owned subsidiary Cyrus Networks, LLC as an originator.

The Receivables Facility is subject to renewal every 364 days. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance any outstanding borrowings with borrowings under the revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC ("CBF"). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company. At September 30, 2011, the Company had $24.7 million of letters of credit outstanding under the Receivables Facility, leaving $80.3 million remaining on the available borrowings of $105.0 million.

As of September 30, 2011, the Company had no outstanding borrowings on its revolving credit facility, leaving $210.0 million available for borrowings.

Form 10-Q Part I	Cincinnati Bell Inc.

6.	Financial Instruments
The carrying values of the Company's financial instruments do not materially differ from the estimated fair values as of September 30, 2011 and December 31, 2010, except for the Company's debt.

The carrying value and fair value of the Company’s long-term debt are as follows:

	September 30, 2011		December 31, 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,526.0	$2,349.6	$2,523.6	$2,416.9

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at September 30, 2011 and December 31, 2010.

7.	Restructuring Charges
The Company’s restructuring activities consist of actions taken to reduce operating costs, integrate recently acquired businesses, and eliminate non-strategic operations. Restructuring liabilities have been established for employee separation obligations, lease abandonment, and conforming commission incentive programs.
A summary of the activity in these liabilities is presented below:

(dollars in millions):	Employee Separation	Lease Abandonment	Other	Total
Beginning balance (December 31, 2010)	$11.7	$7.2	$1.4	$20.3
Utilizations	(3.2)	(0.4)	(1.4)	(5.0)
First quarter balance (March 31, 2011)	$8.5	$6.8	$—	$15.3
Utilizations	(1.1)	(0.5)	—	(1.6)
Second quarter balance (June 30, 2011)	$7.4	$6.3	$—	$13.7
Utilizations	(0.2)	(0.4)	—	$(0.6)
Ending balance (September 30, 2011)	$7.2	$5.9	$—	$13.1

The liability for employee separations shown in the table above includes future separations based on the Company's written plans.
As of September 30, 2011 and December 31, 2010, the employee separation liability by segment was as follows:

(dollars in millions):	September 30, 2011	December 31, 2010
Wireline	$5.9	$9.4
Wireless	0.7	0.8
Data Center Colocation	—	—
IT Services and Hardware	0.6	1.3
Corporate	—	0.2
	$7.2	$11.7
In 2010, as a result of decreased Wireline headcount over the past several years, a lease abandonment charge was recorded, representing future lease costs, net of sublease income, on office space abandoned by the Company. The lease obligations are expected to continue through 2015 and the liability remaining as of September 30, 2011 is $2.6 million.
In 2001, the Company adopted a restructuring plan that included initiatives to eliminate non-strategic operations and merge internet operations in the Company's other operations. The Company completed the plan prior to 2003, except for certain lease obligations, which are expected to continue through 2015 and for which a $3.2 million liability remains as of September 30, 2011. These obligations are considered liabilities of the Corporate segment.

Form 10-Q Part I	Cincinnati Bell Inc.

At December 31, 2010, other restructuring costs consisted of $1.4 million to conform the Company’s commission incentive program for the Data Center Colocation segment. All payments under this program were completed as of March 31, 2011.
At September 30, 2011 and December 31, 2010, $6.2 million and $9.3 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $6.9 million and $11.0 million, respectively, were included in “Other noncurrent liabilities,” in the Condensed Consolidated Balance Sheets.

8.	Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging about 9%.
In the second quarter of 2011, the Company ratified a new labor agreement with its employees who participate in the Communication Workers of America union, which curtails future pension service credits for certain employees effective January 1, 2012. As a result of this event, the Company remeasured its projected benefit obligation for its non-management pension plan. A curtailment loss of $4.2 million was recognized in the nine month period ended September 30, 2011.
Pension and postretirement benefit costs are as follows:

	Three Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.2	$1.3	$0.1	$—
Interest cost on projected benefit obligation	6.2	6.7	1.7	2.0
Expected return on plan assets	(7.4)	(7.7)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.2	(3.3)	(3.2)
Actuarial loss	3.6	2.4	1.7	1.3
Benefit costs	$3.7	$2.9	$0.2	$0.1

	Nine Months Ended September 30,
	2011	2010	2011	2010
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$3.8	$3.9	$0.3	$0.2
Interest cost on projected benefit obligation	18.6	20.1	5.3	6.0
Expected return on plan assets	(22.0)	(22.7)	—	—
Amortization of:
Prior service cost (benefit)	0.3	0.4	(9.9)	(9.8)
Actuarial loss	10.7	7.0	4.9	3.9
Curtailment loss	4.2	—	—	—
Benefit costs	$15.6	$8.7	$0.6	$0.3

Contributions in 2011 to the Company’s pension and postretirement plans are expected to be approximately $20.1 million and $22.1 million, respectively. For the nine months ended September 30, 2011, contributions to the pension plans were $16.6 million and contributions to the postretirement plan were $18.3 million.

9.	Stock-Based Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.
The Company recognized stock-based compensation expense of $1.5 million and $5.2 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $1.7 million and $4.2 million, respectively. As of September 30, 2011, there was $5.8 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, while the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At September 30, 2011 and 2010, there were 0.8 million common shares deferred. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized no compensation expense for the three months ended September 30, 2011 and expense of $0.3 million for the nine months ended September 30, 2011. The Company recognized a gain of $0.3 million and $0.2 million for the three and nine month periods in the prior year, respectively.

10.	Share Repurchase
In February 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. The Company repurchased and retired 4.0 million shares of its common stock for $10.0 million in the fourth quarter of 2010. During the third quarter of 2011, the Company repurchased and retired an additional 3.2 million shares of its common stock for $10.0 million, leaving $130.0 million remaining to repurchase under this plan.

11.	Business Segment Information
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long-distance and other services to customers primarily in southwestern Ohio, northern Kentucky, and southeastern Indiana. The Wireless segment provides advanced digital voice and data communications services and sales of related communications equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company operates 19 data centers in Texas, Ohio, Kentucky, Indiana, Michigan, Illinois, and London, England. The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.
On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. CyrusOne's post-acquisition financial results are included in the Data Center Colocation segment for the three and nine months ended September 30, 2011 and 2010.
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

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2011	2010	2011	2010
Revenue
Wireline	$182.7	$185.2	$551.8	$559.6
Wireless	68.1	72.8	209.2	219.7
Data Center Colocation	47.1	40.0	135.6	84.7
IT Services and Hardware	78.9	62.6	224.9	176.5
Intersegment	(8.0)	(8.7)	(24.4)	(26.3)
Total revenue	$368.8	$351.9	$1,097.1	$1,014.2
Intersegment revenue
Wireline	$5.8	$5.9	$17.4	$18.4
Wireless	0.6	0.7	1.7	2.1
Data Center Colocation	0.5	0.4	1.6	1.3
IT Services and Hardware	1.1	1.7	3.7	4.5
Total intersegment revenue	$8.0	$8.7	$24.4	$26.3
Operating income
Wireline	$65.2	$58.9	$180.2	$181.0
Wireless	11.6	15.7	43.1	52.2
Data Center Colocation	11.3	11.0	36.1	25.0
IT Services and Hardware	4.0	1.8	8.7	0.3
Corporate	(5.8)	(4.8)	(17.8)	(23.7)
Total operating income	$86.3	$82.6	$250.3	$234.8
Expenditures for long-lived assets
Wireline	$27.1	$24.3	$75.2	$67.4
Wireless	4.9	1.1	10.6	5.5
Data Center Colocation	41.0	16.2	77.2	548.4
IT Services and Hardware	1.5	1.4	4.0	6.6
Total expenditures for long-lived assets	$74.5	$43.0	$167.0	$627.9
Depreciation and amortization
Wireline	$25.6	$26.3	$76.1	$77.2
Wireless	8.0	8.1	25.1	25.4
Data Center Colocation	13.2	11.8	38.2	21.6
IT Services and Hardware	2.2	1.9	6.6	5.2
Corporate and eliminations	0.1	0.1	0.3	0.3
Total depreciation and amortization	$49.1	$48.2	$146.3	$129.7

	September 30, 2011	December 31, 2010
Assets
Wireline	$701.1	$694.1
Wireless	347.2	359.3
Data Center Colocation	919.9	857.2
IT Services and Hardware	37.4	34.7
Corporate and eliminations	678.2	708.3
Total assets	$2,683.8	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

12.	Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $207.5 million in notes outstanding at September 30, 2011 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2010, Condensed Consolidating Balance Sheets as of September 30, 2011 and December 31, 2010, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
	Three Months Ended September 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$164.0	$219.1	$(14.3)	$368.8
Operating costs and expenses	5.7	107.7	183.4	(14.3)	282.5
Operating income (loss)	(5.7)	56.3	35.7	—	86.3
Interest expense	47.6	3.6	6.0	(3.9)	53.3
Other income, net	(1.4)	(1.2)	(1.3)	3.9	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(51.9)	53.9	31.0	—	33.0
Income tax expense (benefit)	(14.8)	17.9	12.3	—	15.4
Equity in earnings of subsidiaries, net of tax	54.7	—	—	(54.7)	—
Net income	17.6	36.0	18.7	(54.7)	17.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.0	$36.0	$18.7	$(54.7)	$15.0

	Three Months Ended September 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$166.0	$200.6	$(14.7)	$351.9
Operating costs and expenses	4.8	107.7	171.5	(14.7)	269.3
Operating income (loss)	(4.8)	58.3	29.1	—	82.6
Interest expense	45.4	1.8	13.2	(8.4)	52.0
Other expense (income), net	(8.9)	2.4	(1.9)	8.4	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(41.3)	54.1	17.8	—	30.6
Income tax expense (benefit)	(10.9)	18.5	8.5	—	16.1
Equity in earnings of subsidiaries, net of tax	44.9	—	—	(44.9)	—
Net income	14.5	35.6	9.3	(44.9)	14.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$11.9	$35.6	$9.3	$(44.9)	$11.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Nine Months Ended September 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$493.4	$646.4	$(42.7)	$1,097.1
Operating costs and expenses	18.7	323.2	547.6	(42.7)	846.8
Operating income (loss)	(18.7)	170.2	98.8	—	250.3
Interest expense	142.8	10.6	37.2	(29.4)	161.2
Other income, net	(23.5)	(1.6)	(4.3)	29.4	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(138.0)	161.2	65.9	—	89.1
Income tax expense (benefit)	(43.7)	58.4	25.4	—	40.1
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	49.0	102.8	40.5	(143.3)	49.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$41.2	$102.8	$40.5	$(143.3)	$41.2

	Nine Months Ended September 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$503.6	$554.2	$(43.6)	$1,014.2
Operating costs and expenses	23.9	323.2	475.9	(43.6)	779.4
Operating income (loss)	(23.9)	180.4	78.3	—	234.8
Interest expense	113.1	8.1	22.7	(12.4)	131.5
Other expense (income), net	(3.2)	6.0	(4.7)	12.4	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(133.8)	166.3	60.3	—	92.8
Income tax expense (benefit)	(35.6)	65.1	16.4	—	45.9
Equity in earnings of subsidiaries, net of tax	145.1	—	—	(145.1)	—
Net income	46.9	101.2	43.9	(145.1)	46.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$39.1	$101.2	$43.9	$(145.1)	$39.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7
Receivables, net	2.0	—	176.6	—	178.6
Other current assets	4.7	28.5	46.4	(2.2)	77.4
Total current assets	93.4	30.1	225.4	(2.2)	346.7
Property, plant and equipment, net	0.2	630.1	708.2	—	1,338.5
Goodwill and intangibles, net	—	2.5	560.0	—	562.5
Investments in and advances to subsidiaries	1,775.0	262.8	—	(2,037.8)	—
Other noncurrent assets	354.3	8.1	221.4	(147.7)	436.1
Total assets	$2,222.9	$933.6	$1,715.0	$(2,187.7)	$2,683.8

Current portion of long-term debt	$—	$2.3	$14.9	$—	$17.2
Accounts payable	0.5	42.9	55.5	—	98.9
Other current liabilities	98.2	53.3	56.3	0.1	207.9
Total current liabilities	98.7	98.5	126.7	0.1	324.0
Long-term debt, less current portion	2,181.9	216.9	110.0	—	2,508.8
Other noncurrent liabilities	315.4	111.8	199.9	(150.0)	477.1
Intercompany payables	253.0	—	575.9	(828.9)	—
Total liabilities	2,849.0	427.2	1,012.5	(978.8)	3,309.9
Shareowners’ equity (deficit)	(626.1)	506.4	702.5	(1,208.9)	(626.1)
Total liabilities and shareowners’ equity (deficit)	$2,222.9	$933.6	$1,715.0	$(2,187.7)	$2,683.8

	As of December 31, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3
Receivables, net	2.4	0.9	180.9	—	184.2
Other current assets	6.4	22.5	39.0	(6.5)	61.4
Total current assets	78.6	25.2	225.6	(6.5)	322.9
Property, plant and equipment, net	0.5	623.7	640.2	—	1,264.4
Goodwill and intangibles, net	—	2.6	575.1	—	577.7
Investments in and advances to subsidiaries	1,648.2	146.5	—	(1,794.7)	—
Other noncurrent assets	363.3	9.5	218.2	(102.4)	488.6
Total assets	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

Current portion of long-term debt	$—	$2.2	$14.3	$—	$16.5
Accounts payable	2.2	45.8	62.2	—	110.2
Other current liabilities	89.1	52.3	64.6	(4.0)	202.0
Total current liabilities	91.3	100.3	141.1	(4.0)	328.7
Long-term debt, less current portion	2,181.4	214.1	111.6	—	2,507.1
Other noncurrent liabilities	344.6	89.1	156.8	(104.9)	485.6
Intercompany payables	141.1	—	612.5	(753.6)	—
Total liabilities	2,758.4	403.5	1,022.0	(862.5)	3,321.4
Shareowners’ equity (deficit)	(667.8)	404.0	637.1	(1,041.1)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.6	$807.5	$1,659.1	$(1,903.6)	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(92.6)	$188.7	$102.4	$—	$198.5
Capital expenditures	—	(70.5)	(96.5)	—	(167.0)
Proceeds from sale of assets	—	—	9.8	—	9.8
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows used in investing activities	(0.3)	(70.5)	(86.7)	—	(157.5)
Funding between Parent and subsidiaries, net	128.8	(116.8)	(12.0)	—	—
Increase in receivables facility,net	—	—	0.4	—	0.4
Repayment of debt	—	(1.6)	(7.4)	—	(9.0)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	109.8	(118.4)	(19.0)	—	(27.6)
Increase (decrease) in cash and cash equivalents	16.9	(0.2)	(3.3)	—	13.4
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7

	Nine Months Ended September 30, 2010
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(60.2)	$167.8	$97.0	$—	$204.6
Capital expenditures	—	(59.0)	(42.2)	—	(101.2)
Acquisitions of businesses	—	(0.1)	(526.6)	—	(526.7)
Other investing activities	—	0.3	0.2	—	0.5
Cash flows used in investing activities	—	(58.8)	(568.6)	—	(627.4)
Funding between Parent and subsidiaries, net	(467.1)	(108.6)	575.7	—	—
Proceeds from issuance of long-term debt, net of financing costs	1,320.5	—	—	—	1,320.5
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(784.3)	(1.1)	(6.2)	—	(791.6)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	60.1	(109.7)	483.6	—	434.0
Increase (decrease) in cash and cash equivalents	(0.1)	(0.7)	12.0	—	11.2
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0
Ending cash and cash equivalents	$20.0	$1.4	$12.8	$—	$34.2

Form 10-Q Part I	Cincinnati Bell Inc.

8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8  1/4% Senior Notes due 2017, and 7% Senior Notes due 2015
The Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Complete Protection Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless, LLC, GramTel Inc., CBTS Software LLC, Cyrus Networks, LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC and Cincinnati Bell Data Centers Inc. The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2011 and 2010, Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the Condensed Consolidating Balance Sheets as of September 30, 2011 and December 31, 2010 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis:

Condensed Consolidating Statements of Operations
	Three Months Ended September 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$228.8	$154.3	$(14.3)	$368.8
Operating costs and expenses	5.7	190.4	100.7	(14.3)	282.5
Operating income (loss)	(5.7)	38.4	53.6	—	86.3
Interest expense	47.6	4.0	5.6	(3.9)	53.3
Other expense (income), net	(1.4)	2.8	(5.3)	3.9	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(51.9)	31.6	53.3	—	33.0
Income tax expense (benefit)	(14.8)	12.6	17.6	—	15.4
Equity in earnings of subsidiaries, net of tax	54.7	—	—	(54.7)	—
Net income	17.6	19.0	35.7	(54.7)	17.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.0	$19.0	$35.7	$(54.7)	$15.0

	Three Months Ended September 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$214.7	$151.9	$(14.7)	$351.9
Operating costs and expenses	4.8	184.3	94.9	(14.7)	269.3
Operating income (loss)	(4.8)	30.4	57.0	—	82.6
Interest expense	45.4	11.9	3.1	(8.4)	52.0
Other expense (income), net	(8.9)	2.7	(2.2)	8.4	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(41.3)	15.8	56.1	—	30.6
Income tax expense (benefit)	(10.9)	6.7	20.3	—	16.1
Equity in earnings of subsidiaries, net of tax	44.9	—	—	(44.9)	—
Net income	14.5	9.1	35.8	(44.9)	14.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$11.9	$9.1	$35.8	$(44.9)	$11.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Nine Months Ended September 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$684.8	$455.0	$(42.7)	$1,097.1
Operating costs and expenses	18.7	580.1	290.7	(42.7)	846.8
Operating income (loss)	(18.7)	104.7	164.3	—	250.3
Interest expense	142.8	31.0	16.8	(29.4)	161.2
Other expense (income), net	(23.5)	8.1	(14.0)	29.4	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(138.0)	65.6	161.5	—	89.1
Income tax expense (benefit)	(43.7)	25.1	58.7	—	40.1
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	49.0	40.5	102.8	(143.3)	49.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$41.2	$40.5	$102.8	$(143.3)	$41.2

	Nine Months Ended September 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$596.7	$461.1	$(43.6)	$1,014.2
Operating costs and expenses	23.9	516.1	283.0	(43.6)	779.4
Operating income (loss)	(23.9)	80.6	178.1	—	234.8
Interest expense	113.1	18.7	12.1	(12.4)	131.5
Other expense (income), net	(3.2)	6.8	(5.5)	12.4	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(133.8)	55.1	171.5	—	92.8
Income tax expense (benefit)	(35.6)	13.9	67.6	—	45.9
Equity in earnings of subsidiaries, net of tax	145.1	—	—	(145.1)	—
Net income	46.9	41.2	103.9	(145.1)	46.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$39.1	$41.2	$103.9	$(145.1)	$39.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7
Receivables, net	2.0	2.4	174.2	—	178.6
Other current assets	4.7	41.5	33.4	(2.2)	77.4
Total current assets	93.4	45.5	210.0	(2.2)	346.7
Property, plant and equipment, net	0.2	690.8	647.5	—	1,338.5
Goodwill and intangibles, net	—	560.0	2.5	—	562.5
Investments in and advances to subsidiaries	1,775.0	1.5	250.7	(2,027.2)	—
Other noncurrent assets	354.3	222.4	7.1	(147.7)	436.1
Total assets	$2,222.9	$1,520.2	$1,117.8	$(2,177.1)	$2,683.8

Current portion of long-term debt	$—	$14.9	$2.3	$—	$17.2
Accounts payable	0.5	63.1	35.3	—	98.9
Other current liabilities	98.2	58.7	50.9	0.1	207.9
Total current liabilities	98.7	136.7	88.5	0.1	324.0
Long-term debt, less current portion	2,181.9	110.0	216.9	—	2,508.8
Other noncurrent liabilities	315.4	182.7	129.0	(150.0)	477.1
Intercompany payables	253.0	467.8	121.2	(842.0)	—
Total liabilities	2,849.0	897.2	555.6	(991.9)	3,309.9
Shareowners’ equity (deficit)	(626.1)	623.0	562.2	(1,185.2)	(626.1)
Total liabilities and shareowners’ equity (deficit)	$2,222.9	$1,520.2	$1,117.8	$(2,177.1)	$2,683.8

	As of December 31, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3
Receivables, net	2.4	11.2	170.6	—	184.2
Other current assets	6.4	34.4	27.1	(6.5)	61.4
Total current assets	78.6	51.3	199.5	(6.5)	322.9
Property, plant and equipment, net	0.5	640.2	623.7	—	1,264.4
Goodwill and intangibles, net	—	575.1	2.6	—	577.7
Investments in and advances to subsidiaries	1,648.2	—	134.7	(1,782.9)	—
Other noncurrent assets	363.3	219.5	8.2	(102.4)	488.6
Total assets	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Current portion of long-term debt	$—	$14.3	$2.2	$—	$16.5
Accounts payable	2.2	73.2	34.8	—	110.2
Other current liabilities	89.1	68.1	48.8	(4.0)	202.0
Total current liabilities	91.3	155.6	85.8	(4.0)	328.7
Long-term debt, less current portion	2,181.4	111.6	214.1	—	2,507.1
Other noncurrent liabilities	344.6	157.2	88.7	(104.9)	485.6
Intercompany payables	141.1	476.7	148.1	(765.9)	—
Total liabilities	2,758.4	901.1	536.7	(874.8)	3,321.4
Shareowners’ equity (deficit)	(667.8)	585.0	432.0	(1,017.0)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.6	$1,486.1	$968.7	$(1,891.8)	$2,653.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(92.6)	$103.4	$187.7	$—	$198.5
Capital expenditures	—	(96.5)	(70.5)	—	(167.0)
Proceeds from sale of assets	—	9.8	—	—	9.8
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows used in investing activities	(0.3)	(86.7)	(70.5)	—	(157.5)
Funding between Parent and subsidiaries, net	128.8	(13.8)	(115.0)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(7.0)	(2.0)	—	(9.0)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	109.8	(20.8)	(116.6)	—	(27.6)
Increase (decrease) in cash and cash equivalents	16.9	(4.1)	0.6	—	13.4
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3
Ending cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7

	Nine Months Ended September 30, 2010
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(60.2)	$93.5	$171.3	$—	$204.6
Capital expenditures	—	(42.2)	(59.0)	—	(101.2)
Acquisitions of businesses	—	(526.6)	(0.1)	—	(526.7)
Other investing activities	—	0.2	0.3	—	0.5
Cash flows used in investing activities	—	(568.6)	(58.8)	—	(627.4)
Funding between Parent and subsidiaries, net	(467.1)	493.3	(26.2)	—	—
Proceeds from issuance of long-term debt, net of financing costs	1,320.5	—	—	—	1,320.5
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(784.3)	(6.2)	(1.1)	—	(791.6)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	60.1	487.1	(113.2)	—	434.0
Increase (decrease) in cash and cash equivalents	(0.1)	12.0	(0.7)	—	11.2
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0
Ending cash and cash equivalents	$20.0	$12.8	$1.4	$—	$34.2

Form 10-Q Part I	Cincinnati Bell Inc.

13.	Subsequent Event
On October 31, 2011, the Company amended its revolving credit facility. This amendment eliminated the fixed charge coverage ratio effective October 1, 2011, added a capital expenditures basket and modified the disposition covenant. For the period from October 1, 2011 to June 11, 2014, capital expenditures are permitted as long as they do not exceed $1.0 billion in the aggregate. In addition, dispositions for which less than fifty percent of the consideration is cash are permitted as long as the consideration for such dispositions does not exceed $25.0 million in the aggregate from October 31, 2011 to June 11, 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents the Company filed with the Securities and Exchange Commission ("SEC"). Actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations
Service revenue was $314.2 million in the third quarter of 2011, an increase of $5.8 million, or 2%, compared to the third quarter of 2010. Data center revenues increased $7.1 million compared to the prior year third quarter, and professional and managed services increased $4.1 million compared to the third quarter of 2010. These increases were partially offset by declines in wireless service revenues. For the first nine months of 2011, service revenue was $940.4 million, an increase of $48.1 million, or 5%. Data center revenues increased by $50.9 million and professional and managed services increased by $11.1 million in the first nine months of 2011. Lower wireless revenue partially offset these increases. Growth in Fioptics, voice over internet protocol (“VoIP”) and audio conferencing service revenue was largely offset by declines in local voice, long distance and DSL revenues in the first nine months of 2011, resulting in relatively flat Wireline service revenue. A change in the presentation of certain data center customers' utility billings increased revenues by $2.0 million in the third quarter of 2011 and $5.5 million for the first nine months of 2011.
Product revenue totaled $54.6 million in the third quarter of 2011, an increase of $11.1 million, or 26%, compared to the same quarter last year. Sales of telecommunications and information technology hardware grew by $12.2 million compared to the third quarter of 2010, which reflects increased spending by business customers. For the first nine months of 2011, product revenue was $156.7 million, an increase of $34.8 million, or 29%, compared to the same period in 2010, also substantially from higher hardware sales.
Cost of services was $120.1 million in the third quarter of 2011 compared to $107.8 million in the prior year, an increase of $12.3 million, or 11%. Compared to the third quarter a year ago, data center costs increased by $3.7 million due primarily to incremental costs of growing the customer base, as well as a change in the presentation of certain data center customers' utility billings. Payroll costs increased $4.4 million compared to the third quarter of 2010 which reflects higher overtime for Fioptics installations and copper repairs, as well as personnel added to support growth in the data center and IT services businesses. Contract services increased by $1.8 million as contractors were also engaged to support customer installations and IT services. Network related costs increased $1.3 million compared to the third quarter of 2010, which corresponds to growth in Fioptics, audio conferencing and VoIP services, and higher wireless roaming costs. For the first nine months of 2011, cost of services was $345.6 million, an increase of $40.9 million, or 13%, compared to the prior year. Data center costs increased by $17.1 million, primarily due to the acquisition of CyrusOne in June 2010, as well as a change in presentation of data center customers' utility billings. Payroll costs increased by $15.9 million due to overtime as well as personnel added to support growth in data center and IT services businesses. Wireline network costs increased by $1.9 million in the first nine months of 2011 due to growth in Fioptics, audio conferencing and VoIP services. IT Services and Hardware contract services increased $1.8 million

Form 10-Q Part I	Cincinnati Bell Inc.

on a year-to-date basis primarily due to a larger number of telephony installations and out-of-territory support performed by outside contractors.
Cost of products sold was $54.5 million in the third quarter of 2011 compared to $45.0 million in the prior year, an increase of $9.5 million, or 21%. For the first nine months of 2011, cost of products sold was $157.2 million, an increase of $29.2 million, or 23%, compared to the prior year. The increase reflects higher volumes of telecommunications and information technology hardware sold, as well as higher costs associated with the sale of smartphone handsets.
Selling, general and administrative ("SG&A") expenses were $66.5 million in the third quarter of 2011, a decrease of $1.8 million, or 3%, compared to the third quarter of 2010. Despite growth in business volume, SG&A expenses declined in the third quarter of 2011, due to a concentrated effort to reduce these costs. SG&A expenses were $197.7 million in the first nine months of 2011, a decrease of $5.0 million, or 2%, compared to the same period in 2010. Lower contract services, advertising, and bad debt expense were incurred in the first nine months of 2011. The release of a previously established indemnification liability of $1.2 million also benefited the nine months ended September 30, 2011. Partially offsetting these savings were higher legal and consulting costs and non-employee commissions in the first nine months of 2011.
Depreciation and amortization was $49.1 million in the third quarter of 2011, up $0.9 million, or 2%, compared to the third quarter of 2010. On a year-to-date basis, depreciation and amortization increased $16.6 million from the same period a year ago. The higher depreciation and amortization for the first nine months of 2011 is primarily associated with tangible and intangible assets from the CyrusOne acquisition in 2010.
On August 1, 2011, the Company sold substantially all of the assets associated with its home security monitoring business, resulting in a gain of $8.4 million. In June 2011, the Company ratified a new labor agreement with its employees who participate in the Communication Workers of America union, which curtails future pension service credits for certain employees. As a result of this event, the projected benefit obligation for the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized. In the second quarter of 2010, restructuring charges of $5.2 million, associated with employee separation and lease abandonment obligations, were recognized. Acquisition costs were $0.7 million in the third quarter of 2011, with no such costs in the third quarter of 2010. For the first nine months, acquisition costs were $2.6 million in 2011 as compared to $9.1 million in 2010. Larger costs were incurred in 2010 resulting from the acquisition of CyrusOne. In the current year, acquisition opportunities have been investigated, but none completed. Asset impairment losses were $1.6 million for the first nine months of 2011, with no such costs in the comparative prior year period.
Interest expense was $53.3 million in the third quarter of 2011 compared to $52.0 million in the third quarter a year ago, an increase of $1.3 million, or 3%. The Company’s average debt outstanding and average interest rate on outstanding debt was higher during the third quarter of 2011 as compared to a year earlier. Interest expense for the nine months ended September 30, 2011 was $161.2 million, $29.7 million higher than the same period in 2010, for substantially the same reasons. In the first nine months of 2010, the Company redeemed its 8 3/8% Senior Notes due 2014 resulting in a loss on extinguishment of debt of $10.4 million.
Income tax expense for the third quarter of 2011 was $15.4 million compared to $16.1 million in the third quarter of 2010. The lower tax provision reflects a lower effective tax rate partially offset by an increase in pre-tax income in the third quarter 2011. Income tax expense was $40.1 million in the first nine months of 2011, a decrease of $5.8 million compared to the prior period. The tax provision was lower in the first nine months of 2011 due to a lower effective tax rate and several prior period nonrecurring discrete items, which netted to a charge of approximately $3 million.
The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2011 effective tax rate will approximate the actual September 2011 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2011.
Discussion of Operating Segment Results
In the fourth quarter of 2010, the Company realigned its reportable business segments to be consistent with changes to its management reporting. The segment formerly known as Technology Solutions was separated into the Data Center Colocation segment and the IT Services and Hardware segment. The changes to the Company’s management reporting were made primarily as a result of the June 2010 acquisition of CyrusOne. Prior year amounts have been reclassified to conform to the current presentation.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue:
Voice - local service	$69.1	$76.5	$(7.4)	(10)%		$214.1	$237.3	$(23.2)	(10)%
Data	73.5	71.2	2.3	3%		217.3	212.6	4.7	2%
Long distance and VoIP	28.0	26.8	1.2	4%		83.3	78.5	4.8	6%
Entertainment	7.0	4.7	2.3	49%		19.4	11.6	7.8	67%
Other	5.1	6.0	(0.9)	(15)%		17.7	19.6	(1.9)	(10)%
Total revenue	182.7	185.2	(2.5)	(1)%		551.8	559.6	(7.8)	(1)%
Operating costs and expenses:
Cost of services and products	68.7	65.0	3.7	6%		202.2	191.9	10.3	5%
Selling, general and administrative	31.6	35.0	(3.4)	(10)%		97.0	106.2	(9.2)	(9)%
Depreciation and amortization	25.6	26.3	(0.7)	(3)%		76.1	77.2	(1.1)	(1)%
Restructuring charges	—	—	—	n/m		—	3.3	(3.3)	n/m
Curtailment loss	—	—	—	n/m		4.2	—	4.2	n/m
Gain on sale of assets	(8.4)	—	(8.4)	n/m		(8.4)	—	(8.4)	n/m
Asset impairment	—	—	—	n/m		0.5	—	0.5	n/m
Total operating costs and expenses	117.5	126.3	(8.8)	(7)%		371.6	378.6	(7.0)	(2)%
Operating income	$65.2	$58.9	$6.3	11%		$180.2	$181.0	$(0.8)	0%
Operating margin	35.7%	31.8%		3.9	pts	32.7%	32.3%		0.4	pts
Capital expenditures	$27.1	$24.3	$2.8	12%		$75.2	$67.4	$7.8	12%
Metrics information (in thousands):
Local access lines	635.3	686.9	(51.6)	(8)%
High-speed internet subscribers
DSL subscribers	221.4	231.5	(10.1)	(4)%
Fioptics internet subscribers	37.3	23.5	13.8	59%
	258.7	255.0	3.7	1%
Long distance lines	457.8	490.2	(32.4)	(7)%
Fioptics entertainment subscribers	38.0	25.1	12.9	51%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Revenue
Voice local service revenue includes local service, value added services, switched access and information services. Voice local service revenue was $69.1 million in the third quarter of 2011, down $7.4 million, or 10%, compared to the third quarter a year ago. Voice local service revenue was $214.1 million for the first nine months of 2011, down $23.2 million, or 10%, compared to 2010. The decrease in revenue for both periods is primarily due to fewer local access lines in use compared to a year ago. Access lines within the segment’s ILEC territory decreased by 47,500, or 8%, from 612,300 at September 30, 2010 to 564,800 at September 30, 2011. The Company had 70,500 CLEC access lines at September 30, 2011 compared to 74,600 access lines at September 30, 2010. The access line loss resulted from several factors, including customers electing to solely use wireless service in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $73.5 million for the third quarter of 2011, up $2.3 million, or 3%, compared to the third quarter a year ago. Data revenue for the first nine months of 2011 was $217.3 million, up $4.7 million, or 2%, compared to 2010. Revenue from Fioptics high-speed internet services increased $1.2 million in the third quarter and $4.2 million on a year-to-date basis. LAN service revenue increased by $1.7 million for the quarter and $4.1 million for the nine months ended September 30, 2011 compared to a year ago. Increases in Fioptics and LAN were partially offset by lower revenue from fewer DSL subscribers. As of September 30, 2011, the Company had 37,300 high-speed internet Fioptics customers, which is a 13,800, or 59%, increase from the September 30, 2010 total of 23,500 subscribers.
Long distance and VoIP revenue was $28.0 million in the third quarter of 2011, an increase of $1.2 million, or 4%, compared to a year ago. For the first nine months of the year, long distance and VoIP revenue was $83.3 million, up $4.8 million, or 6% in 2011 over 2010. The increase in both the quarter and year-to-date was primarily due to an increase in VoIP and audio conferencing services which reflects a larger number of subscribers and higher usage. Partially offsetting this favorable trend, long distance residential revenue decreased $1.0 million in the third quarter of 2011 and $3.1 million for the nine months ended September 30, 2011 as compared to the same periods in 2010. As of September 30, 2011, long distance subscriber lines were 457,800, a 7% decrease from a year ago. Long distance subscriber lines have declined as consumers opt to utilize wireless and VoIP services instead.
Entertainment revenue was $7.0 million in the third quarter of 2011, up $2.3 million, or 49%, compared to the third quarter a year ago. On a year-to-date basis, entertainment revenue was $19.4 million in 2011, up $7.8 million, or 67%, compared to the prior year. Fioptics entertainment revenue grew by $2.5 million and $7.4 million in the third quarter and first nine months of 2011 compared to the prior periods, respectively. Fioptics entertainment subscribers increased by 12,900, or 51%, from 25,100 at September 30, 2010 to 38,000 at September 30, 2011. Expansion continues in the Fioptics service area as there is strong demand for this product.
Other revenue was $5.1 million in the third quarter of 2011, a decrease of $0.9 million, compared to a year ago. Other revenue was $17.7 million in the first nine months of 2011, down $1.9 million compared to the prior year. The decrease in the third quarter of 2011 revenue compared to the same period in 2010 is primarily the result of the sale of the home security monitoring business assets in August 2011. For the nine months ended September 30, 2011, fewer wire installation jobs also contributed to lower revenues compared to the prior year.
Costs and Expenses
Cost of services and products was $68.7 million in the third quarter of 2011, an increase of $3.7 million, or 6%, compared to the third quarter a year ago. Payroll related costs were up $1.2 million and contract services increased $1.5 million compared to the prior year, primarily due to overtime associated with Internet protocol television ("IPTV") video installation and copper repair work. Network costs were up $1.0 million compared to the third quarter a year ago, which corresponds to growth in audio conferencing, VoIP and Fioptics services. Cost of services and products was $202.2 million for the first nine months of 2011, up $10.3 million, or 5%, compared to 2010. Payroll related costs and contract services were up $5.9 million and $2.8 million, respectively, compared to the prior year for substantially the same reasons. Network costs also increased $1.9 million in the first nine months of 2011 compared to last year.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
SG&A expenses were $31.6 million in the third quarter of 2011, down $3.4 million, or 10%, compared to the same period last year. Payroll costs were down $2.7 million due to lower headcount and contract services were down $0.7 million compared to 2010 due to cost reduction initiatives. SG&A expenses were $97.0 million in the first nine months of 2011, $9.2 million lower than the prior year period. Payroll and employee related costs were down $7.7 million due to lower headcount. Contract services and advertising expense also decreased by $1.8 million and $1.1 million, respectively. These lower costs were partially offset by higher legal and consulting costs and non-employee commissions.
In the third quarter of 2011, the Company sold substantially all of the assets associated with its home security monitoring business and recognized a pre-tax gain on sale of $8.4 million. In the nine months ended September 30, 2011, a curtailment loss of $4.2 million and asset impairment losses of $0.5 million were recognized. The curtailment loss was related to the union ratification of a new labor agreement which resulted in the freezing of future pension service credits for certain employees. In the nine months ended September 30, 2010, restructuring costs of $3.3 million were recognized which represents remaining lease obligations on abandoned facilities.
Capital Expenditures
Capital expenditures are used to maintain the wireline network, to construct fiber optic cable, and to upgrade the DSL network. Capital expenditures were $27.1 million for the third quarter of 2011, an increase of $2.8 million, or 12%, compared to the third quarter a year ago. Capital expenditures totaled $75.2 million in the nine months ended September 30, 2011, up $7.8 million, or 12%, from the same period a year ago. Capital spending to expand the Company's Fioptics service area was $12.5 million and $36.7 million for the three and nine months ended September 30, 2011, respectively, which represent increases of $3.7 million and $12.9 million compared to the same periods in the prior year, respectively. At September 30, 2011 Fioptics entertainment subscribers were 38,000, up 51%, from a year ago. As of September 30, 2011, the Company is able to provide its Fioptics services to 115,000 units. By the end of 2011, the Company expects to have Fioptics available to approximately 140,000 units.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions,	2011	2010	Change	% Change		2011	2010	Change	% Change
except for operating metrics)
Revenue:
Postpaid service	$49.3	$53.4	$(4.1)	(8)%		$151.5	$163.7	$(12.2)	(7)%
Prepaid service	13.0	13.7	(0.7)	(5)%		40.5	41.1	(0.6)	(1)%
Equipment	5.8	5.7	0.1	2%		17.2	14.9	2.3	15%
Total revenue	68.1	72.8	(4.7)	(6)%		209.2	219.7	(10.5)	(5)%
Operating costs and expenses:
Cost of services and products	34.2	34.6	(0.4)	(1)%		98.1	99.0	(0.9)	(1)%
Selling, general and administrative	14.3	14.4	(0.1)	(1)%		41.8	43.1	(1.3)	(3)%
Depreciation and amortization	8.0	8.1	(0.1)	(1)%		25.1	25.4	(0.3)	(1)%
Asset impairment	—	—	—	n/m		1.1	—	1.1	n/m
Total operating costs and expenses	56.5	57.1	(0.6)	(1)%		166.1	167.5	(1.4)	(1)%
Operating income	$11.6	$15.7	$(4.1)	(26)%		$43.1	$52.2	$(9.1)	(17)%
Operating margin	17.0%	21.6%		(4.6)	pts	20.6%	23.8%		(3.2)	pts
Capital expenditures	$4.9	$1.1	$3.8	n/m		$10.6	$5.5	$5.1	93%
Metrics information:
Postpaid ARPU*	$50.36	$50.31	$0.05	0%		$49.98	$49.94	$0.04	0%
Prepaid ARPU*	$28.48	$29.90	$(1.42)	(5)%		$28.57	$29.79	$(1.22)	(4)%
Postpaid subscribers (in thousands)	322.2	348.8	(26.6)	(8)%
Prepaid subscribers (in thousands)	149.6	152.3	(2.7)	(2)%
Average postpaid churn	2.1%	2.3%		(0.2)	pts	2.1%	2.2%		(0.1)	pts

*
The Company has presented certain information regarding monthly average revenue per user ("ARPU") because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $49.3 million in the third quarter of 2011, a decrease of $4.1 million, or 8%, compared to the third quarter a year ago. The decrease in postpaid service revenue was driven by an 8% decrease in subscribers and a 14% decrease in minutes of use. Average churn improved slightly from 2.3% a year earlier to 2.1%, but strong competition from national carriers resulted in the year-over-year subscriber loss. Postpaid ARPU was $50.36 in the third quarter of 2011, about equal to the third quarter a year ago. A rate increase implemented earlier in the year and an increased percentage of subscribers with unlimited data plans substantially offset the lower voice minutes of use, resulting in a stable ARPU.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Postpaid service revenue was $151.5 million in the first nine months of 2011, down $12.2 million, or 7%, from the prior year, for the same reasons cited above. Average churn for the first nine months of 2011 improved slightly to 2.1% as compared to the prior period of 2.2%. Postpaid ARPU was $49.98, stable compared to the prior year. Data usage continues to grow, driven by a higher number of smartphone users, which has substantially offset lower voice minutes of use. Postpaid service had 102,600 smartphone subscribers at September 30, 2011, up 15,600, or 18%, from the same period a year ago. Postpaid data ARPU for the first nine months of 2011 was $14.30, up 24% compared to $11.57 in the corresponding prior year period.
Prepaid service revenue was $13.0 million in the third quarter of 2011, a decrease of $0.7 million, or 5%, compared to the same period in 2010. For the first nine months of 2011, prepaid service revenue was $40.5 million, down 1% year-over-year. Prepaid subscribers were 149,600 at September 30, 2011, down 2% from a year earlier. Competition for prepaid customers continues to be strong. During 2011, several competitors ran particularly aggressive promotions on prepaid service. In response, Wireless also promoted discounted rate plans, which resulted in a 5% decline in prepaid ARPU compared to the third quarter last year.
Equipment revenue for the third quarter of 2011 was $5.8 million, up 2% compared to the third quarter of 2010. For the nine months ended September 30, 2011, equipment revenue was $17.2 million, up $2.3 million, or 15%, compared to the same period in 2010. Equipment revenue increased primarily due to higher smartphone sales.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Cost of services and products was $34.2 million in the third quarter of 2011, down slightly compared to the prior year. Cost reduction initiatives resulted in decreased payroll and contractor services. These savings were slightly offset by increased handset costs associated with smartphone handset sales, higher roaming costs and increased network related costs due to higher data usage. Cost of services and products and expenses was $98.1 million for the first nine months of 2011 also representing a 1% decrease compared to the prior year. Contract services and handset subsidies were lower compared to the prior year but were partially offset by higher handset and network related costs due to higher data usage.
SG&A expenses were $14.3 million in the third quarter of 2011 and $41.8 million for the first nine months of 2011, representing decreases of $0.1 million and $1.3 million over the respective 2010 periods. Efforts to contain costs resulted in decreased payroll and advertising in both periods as compared to a year ago. Decreases for the nine month period were slightly offset by higher non-employee commission and consulting expenses. Bad debt expense increased in both periods by approximately $0.6 million.
Depreciation and amortization was $8.0 million in the third quarter of 2011, flat compared to the third quarter a year earlier. For the first nine months of 2011, depreciation and amortization was $25.1 million, down $0.3 million compared to 2010. In 2011, Wireless began amortizing its trademark license which added $0.4 million and $1.2 million of amortization expense to the third quarter and first nine months of 2011, respectively. Offsetting this increase, depreciation of tangible assets was lower in 2011.
In the first nine months of 2011, Wireless recognized asset impairment losses of $1.1 million related to the write-off of capital projects that were abandoned.
Capital Expenditures
Capital expenditures were $4.9 million in the third quarter of 2011, up from $1.1 million in the third quarter of 2010. For the first nine months of 2011, capital expenditures were $10.6 million, up $5.1 million, compared to the prior year. During 2011, Wireless deployed software upgrades to increase its network speeds to 4G.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue	$47.1	$40.0	$7.1	18%		$135.6	$84.7	$50.9	60%
Operating costs and expenses:
Cost of services	15.8	12.1	3.7	31%		43.9	26.8	17.1	64%
Selling, general and administrative	6.8	5.1	1.7	33%		17.4	11.3	6.1	54%
Depreciation and amortization	13.2	11.8	1.4	12%		38.2	21.6	16.6	77%
Total operating costs and expenses	35.8	29.0	6.8	23%		99.5	59.7	39.8	67%
Operating income	$11.3	$11.0	$0.3	3%		$36.1	$25.0	$11.1	44%
Operating margin	24.0%	27.5%		(3.5)	pts	26.6%	29.5%		(2.9)	pts
Capital expenditures	$41.0	$16.2	$24.8	153%		$77.2	$21.7	$55.5	n/m
Metrics information:
Data center capacity (in square feet)	736,000	621,000	115,000	19%
Utilization rate*	86%	87%		(1)	pt

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

Revenue
Data center revenue consists primarily of recurring monthly colocation rents from customers who occupy data center facilities. Revenues also include nonrecurring service revenue from setup and installation services provided to new customers. Data center revenue was $47.1 million in the third quarter of 2011, an increase of $7.1 million, or 18%, compared to the same period last year. Revenue increased on sales of space, power and related colocation products to new and existing customers. CyrusOne generated $24.7 million of revenue during the third quarter of 2011 compared to $20.0 million in the third quarter of 2010, for an increase of $4.7 million. Changes to the presentation of certain customers' utility billings in 2011 also added $2.0 million to revenues for the three months ended September 30, 2011.
For the first nine months of 2011, data center revenue was $135.6 million compared to $84.7 million in the same period last year, representing an increase of $50.9 million. The acquisition of CyrusOne, which was completed in June 2010, accounts for an increase in revenues of $45.3 million for the nine months ended September 30, 2011. Growth in our data center capacity and new customers also drove higher revenues. Finally, changes to the presentation of certain customers' utility billings in 2011 added $5.5 million to revenues for the nine months ended September 30, 2011.
The Data Center Colocation business had 736,000 square feet of data center space at September 30, 2011, up 19% from a year earlier. At September 30, 2011, the utilization rate of the Company's data center facilities was 86%, down 1% from the third quarter a year earlier.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation, continued
Costs and Expenses
Cost of services was $15.8 million in the third quarter of 2011 compared to $12.1 million in the third quarter a year ago, up $3.7 million. CyrusOne's costs were up $1.7 million compared to the third quarter a year ago, primarily due to higher power costs, consulting and legal costs, advertising costs, and staffing expenses. Power costs increased by $0.6 million due to higher usage and rates, driven by more data center space in operation, as well as a prolonged period of days in excess of 100 degrees in Texas in the third quarter of 2011. Costs of providing service have generally increased as the Company continues to expand its operations, as well as prepare for future growth. The change in the presentation of certain customers' utility billings, described above, also increased cost of services by $2.0 million in the third quarter of 2011.
Cost of services was $43.9 million in the first three quarters of 2011, up $17.1 million from the prior period, primarily due to the acquisition of CyrusOne. CyrusOne's cost of services was $18.1 million for the first nine months of 2011, up $11.7 million compared to the same period in 2010. The change in the presentation of certain customers' utility billings also increased cost of services by $5.5 million for the first nine months of 2011.
SG&A expenses were $6.8 million in the third quarter of 2011, an increase of $1.7 million compared to the corresponding quarter in 2010. Legal and professional fees increased by $1.1 million, driven primarily by costs incurred to expand into new markets. Marketing costs increased by $0.3 million on higher spending to promote the CyrusOne brand. SG&A expenses were $17.4 million in the first nine months of 2011, up $6.1 million compared to 2010, due to the acquisition of CyrusOne in June 2010, along with higher legal and professional fees and marketing costs.
Depreciation and amortization expense was $13.2 million in the third quarter of 2011, an increase of $1.4 million as compared to the third quarter of 2010. This increase was due to higher depreciation expense on new assets placed in service. Depreciation and amortization for the first nine months of 2011 was $38.2 million compared to $21.6 million in the prior year, a year-over-year increase of $16.6 million. Tangible and intangible assets acquired with CyrusOne increased depreciation and amortization by $14.4 million in 2011.
Capital Expenditures
Capital expenditures were $41.0 million in the third quarter of 2011, an increase from $16.2 million in the third quarter of 2010. Capital expenditures were $77.2 million for the nine months ended September 30, 2011, up $55.5 million from a year ago. During the third quarter of 2011, the Company completed construction of 62,000 square feet in the United States and 5,000 square feet in London, England. The Company also purchased land in Phoenix, Arizona where it plans to build a new data center facility. Expansions of existing data centers are ongoing in a number of markets. The Company expects to complete construction for another 30,000 square feet in the fourth quarter. Management continues to investigate opportunities to add additional space in both the United States and internationally.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided throughout the United States, Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network and data center services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	% Change		2011	2010	Change	% Change
Revenue:
Telecom and IT equipment distribution	$54.3	$42.1	$12.2	29%		$156.1	$118.8	$37.3	31%
Managed services	16.7	14.3	2.4	17%		46.8	39.4	7.4	19%
Professional services	7.9	6.2	1.7	27%		22.0	18.3	3.7	20%
Total revenue	78.9	62.6	16.3	26%		224.9	176.5	48.4	27%
Operating costs and expenses:
Cost of services and products	63.0	49.0	14.0	29%		180.6	138.9	41.7	30%
Selling, general and administrative	9.7	9.9	(0.2)	(2)%		29.0	30.3	(1.3)	(4)%
Depreciation and amortization	2.2	1.9	0.3	16%		6.6	5.2	1.4	27%
Restructuring charges	—	—	—	n/m		—	1.8	(1.8)	n/m
Total operating costs and expenses	74.9	60.8	14.1	23%		216.2	176.2	40.0	23%
Operating income	$4.0	$1.8	$2.2	122%		$8.7	$0.3	$8.4	n/m
Operating margin	5.1%	2.9%		2.2	pts	3.9%	0.2%		3.7	pts
Capital expenditures	$1.5	$1.4	$0.1	7%		$4.0	$6.6	$(2.6)	(39)%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $54.3 million in the third quarter of 2011, an increase of $12.2 million, or 29%, compared to the third quarter last year. For the first nine months of 2011, telecom and IT equipment distribution revenue was $156.1 million compared to $118.8 million in 2010, up $37.3 million, or 31%. Both the quarter and year-over-year increases reflect higher equipment sales arising from increased capital spending by business customers.
Managed services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. In the three months ended September 30, 2011, managed services revenue was $16.7 million, an increase of $2.4 million, or 17%, compared to the third quarter of 2010. For the first nine months of 2011, managed services revenue was $46.8 million, up $7.4 million, or 19%, compared to the prior year. Higher sales to one of the Company's largest customers accounted for the increased revenue for both the third quarter and the first nine months of 2011.
Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements. Professional services revenue was $7.9 million in the third quarter of 2011, up $1.7 million, or 27%, compared to the 2010 third quarter. Revenue for the nine months ended September 30, 2011 was $22.0 million, an increase of $3.7 million, or 20%, compared to 2010. Increased demand for professional services in 2011 compared to the prior year resulted in IT Services and Hardware expanding its portfolio of IT professionals.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Costs and Expenses
Cost of services and products was $63.0 million in the third quarter of 2011, an increase of $14.0 million compared to the same period in 2010. Year-to-date cost of services and products was $180.6 million, up $41.7 million, or 30%, from the prior year. The higher costs correspond to the higher revenues recognized in 2011. Cost of telecom and IT equipment increased by $10.7 million and $32.1 million, respectively, for the three and nine months ended September 30, 2011 compared to the prior year periods. Increased demand for managed and professional services drove an increase in payroll costs of $3.2 million and $8.6 million for the three and nine months ended September 30, 2011, respectively. Contract services increased by $0.7 million compared to the third quarter last year, and $1.8 million on a year-to-date basis, driven by a higher volume of revenue, a larger number of telephony installations performed by outside contractors, and use of contractors to perform out-of-territory installations and support.
SG&A expenses were $9.7 million in the third quarter of 2011, a decrease of $0.2 million compared to the third quarter of 2010, primarily due to lower advertising costs. On a year-to-date basis, SG&A expenses were $29.0 million, a decrease of $1.3 million compared to the prior year, due to lower bad debt expense, advertising costs, and contract services. The decrease in SG&A expenses drove an improvement in operating margins for both the quarter and first nine months of 2011.
For the three and nine months ended September 30, 2011, depreciation expense increased $0.3 million and $1.4 million, respectively, compared to 2010. The higher depreciation expense reflects assets placed in service to support the expansion of managed and professional services.

Restructuring charges of $1.8 million were recognized in the first nine months of 2010 in conjunction with headcount reductions.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2011 the Company had $2,526.0 million of outstanding indebtedness and an accumulated deficit of $3,189.6 million. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary sources of cash are generated by operations and borrowings from its revolving credit facility and its accounts receivable credit facility (“Receivables Facility”). The Company generated $198.5 million and $204.6 million of cash flows from operations during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had $381.0 million of short-term liquidity, comprised of $90.7 million of cash and cash equivalents, $210.0 million of undrawn capacity on the Corporate credit facility, and $80.3 million of unused capacity on the Receivables Facility.
The Company’s primary uses of cash are interest payments on debt obligations, capital expenditures, and working capital. Additionally, the Company continues to pursue growth in its data center business and is prepared to commit additional resources, including capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth. The Company believes that its cash on hand, operating cash flows, revolving credit facility and Receivables Facility will be sufficient to fund its primary uses of cash. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations as they mature. However, such refinancing may result in higher interest costs in future periods.
Cash Flows
For the nine months ended September 30, 2011, cash provided by operating activities totaled $198.5 million, a decrease of $6.1 million compared to the $204.6 million of cash provided by operating activities during the same period in 2010. Higher pension, postretirement and interest payments were recognized in the first nine months of 2011, partially offset by higher uses of cash from changes in operating assets and liabilities in 2010.
Cash flows used in investing activities were $157.5 million for the nine months ended September 30, 2011 compared to $627.4 million for the nine months ended September 30, 2010. In the first nine months of 2011, the sale of substantially all of the home security monitoring business assets provided cash of $9.8 million, while in the prior period, the acquisition of CyrusOne used cash of approximately $526 million. Capital expenditures were $167.0 million for the nine months ended September 30, 2011, which was $65.8 million higher than 2010, resulting from the expansion of data center operations and Fioptics network.
Cash flow utilized for financing activities was $27.6 million for the nine months ended September 30, 2011, compared to $434.0 million provided from financing activities during the same period in 2010. Cash was used to pay $7.8 million of preferred stock dividends in both periods. For the first nine months of 2011, the Company repaid $9.0 million of long-term debt and used $10.0 million to repurchase 3.2 million shares of common stock. During the first nine months of 2010, the Company issued approximately $1.4 billion of debt consisting of $625 million of 8 3/4% Senior Subordinated Notes due 2018 and a $760 million secured term loan credit facility due 2017. The net proceeds from these borrowings were used to redeem the $560 million of outstanding 8  3/8% Senior Subordinated Notes due 2014, repay the Company's previous credit facility of $204.3 million, fund the acquisition of CyrusOne, and pay debt issuance fees and expenses of $32.9 million. Cash was also used to decrease borrowings under the Receivables Facility by $85.9 million during the nine months ended September 30, 2010.

Debt Covenants
Credit Facility
The credit facility financial covenants require that the Company maintain certain leverage, interest coverage, and fixed charge ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance with all of its credit facility covenants.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenants as of and for the twelve months ended September 30, 2011:

Consolidated Total Leverage Ratio (dollars in millions)
Consolidated Total Leverage Ratio as of September 30, 2011	4.73
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$656.4
Consolidated EBITDA clearance over compliance threshold	$109.4

Consolidated Fixed Charge Coverage Ratio (dollars in millions)
Fixed Charge Coverage Ratio as of September 30, 2011	1.30
Minimum ratio permitted for compliance	1.00
Fixed Charges clearance over compliance threshold	$70.7
Consolidated EBITDA clearance over compliance threshold	$70.7

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

One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined in the individual indenture) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of September 30, 2011, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio.
Subsequent Event
On October 31, 2011, the Company amended its revolving credit facility. This amendment eliminated the fixed charge coverage ratio effective October 1, 2011, added a capital expenditures basket and modified the disposition covenant. For the period from October 1, 2011 to June 11, 2014, capital expenditures are permitted as long as they do not exceed $1.0 billion in the aggregate. In addition, dispositions for which less than fifty percent of the consideration is cash are permitted as long as the consideration for such dispositions does not exceed $25.0 million in the aggregate from October 31, 2011 to June 11, 2014.

Share Repurchase Plan
In February 2010, the Board of Directors approved an additional plan for repurchase of the Company’s outstanding common stock in an amount up to $150.0 million. The Company repurchased approximately 4 million shares of its common stock for $10 million in 2010. During the third quarter of 2011, the Company repurchased an additional 3.2 million shares of its common stock for $10 million, leaving $130.0 million available to repurchase shares under this plan. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities. This plan does not have a stated maturity date.

Form 10-Q Part I	Cincinnati Bell Inc.

Regulatory Matters
On March 21, 2011, AT&T Inc. and Deutsche Telekom AG announced an agreement under which AT&T would acquire T-Mobile USA from Deutsche Telekom. The United States Department of Justice (“DOJ”) and the Federal Communications Commission (“FCC”) opened investigations of the merger. On May 31, 2011, Cincinnati Bell filed a petition with the FCC asking that it condition consent upon AT&T (1) charging just and reasonable cost-based rates for wholesale voice and data roaming, (2) swapping, divesting and/or leasing spectrum to enable regional carriers to effectively compete, and (3) foregoing exclusive handsets arrangements with manufacturers. Absent these conditions, the petition requested that the application be denied. Pursuant to a Civil Investigative Demand, the Company was required to submit extensive data to the DOJ in conjunction with its review of the merger. On August 31, 2011, the DOJ filed a civil action in the U.S. District Court for the District of Columbia to block the transaction, and on September 16, 2011, seven state attorneys general joined the DOJ on the complaint. In addition, Sprint and Cellular South have also filed suit to enjoin the acquisition. The trial regarding the DOJ complaint is scheduled to begin February 13, 2012. The FCC investigation is ongoing at this time. If approved, the merger would eliminate T-Mobile, the Company's only source of nationwide roaming other than AT&T, which could have significant consequences on the Company's ability to secure competitively priced wholesale roaming.
On October 27, 2011, the FCC adopted an order to comprehensively reform the Universal Service Fund and intercarrier compensation systems. Current intercarrier compensation rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. Local traffic is typically exchanged at a rate of $0.0007 pursuant to reciprocal compensation rules, whereas compensation for interexchange traffic is governed by the switched access charge rules, which result in higher rates. The reforms adopted will transition the intercarrier compensation system to a bill-and-keep regime under which intercarrier charges are eliminated and carriers look first to their end-user subscribers to cover the costs of the network, and then to explicit universal service support in certain instances. The FCC also adopted reforms to the high-cost universal service fund which will redirect funding from supporting traditional circuit-switched voice networks to broadband networks. The details of the FCC action are not yet available; therefore, the full impact of the reforms on Cincinnati Bell cannot be determined at this time. However, it is anticipated that the most significant impact will be due to the restructuring of the intercarrier compensation and end-user components of Cincinnati Bell Telephone Company LLC ("CBT") revenue. Because the FCC Order preempts state rules governing intercarrier compensation, the separate access charge reforms that the Public Utilities Commission of Ohio and the Kentucky Public Service Commission had been considering will likely be moot.
Separately, the Public Utilities Commission of Ohio and the Kentucky Public Service Commission are both considering reforms designed to reduce intrastate access rates. The Ohio reforms would not impact CBT's revenue, but could require contributions from all telecom providers to offset the reductions required of other carriers. The proposed Kentucky reforms would require CBT to reduce its access rates and require all telecom providers to contribute to a USF-like fund. The outcome of the state commission proceedings will likely be driven by the outcome of the FCC proceeding which may preempt state commission authority over intrastate access charges.

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

On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), Derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company, and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and that the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson & Co., and also seeks various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. On September 20, 2011, the court denied the motion to dismiss the officer and director defendants, which sought dismissal for failure to make demand on the directors and for failure to state a claim. On September 26, 2011, the court denied plaintiff's motion for preliminary injunction, which sought an injunction enjoining the directors from effectuating the 2010 executive compensation plan and the imposition of a constructive trust. On October 4, 2011, the officer and director defendants filed a motion to dismiss the action for lack of subject matter jurisdiction. That motion has not been ruled upon by the court. The officer and director defendants believe the suit is without merit and intend to vigorously defend against it.

Form 10-Q Part I	Cincinnati Bell Inc.

Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants, and the Company as a nominal defendant, assert allegations similar to those asserted in the federal court action and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. On August 11, 2011, the state court actions were consolidated. The officer and director defendants believe the state court suits are without merit and they plan to file appropriate responses in due course.

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended 2010 for a complete description of future operating trends.
In 2011, the Company continues to pursue a growth strategy in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside its traditional operating territory, to support this growth. Additionally, the Company plans to grow the Fioptics suite of services including a combination of fiber-to-the-home construction and DSL network upgrades to provide IPTV service.
In the first nine months of 2011, the Company experienced an 8% year-over-year loss of ILEC access lines as some customers elected to use wireless communications in lieu of the traditional local service, purchase service from other providers, or service was disconnected due to non-payment. The Company believes these same factors will continue to affect its Wireline operations in future periods.
Wireless postpaid subscribers also declined 8% year-over-year. Management expects declines in wireless postpaid subscribers to continue in future periods due to strong competition from national carriers. Many of these national carriers have larger resources to fund advertising, enhanced services and the ability to obtain exclusivity on new handsets. The Company continues to focus on increasing smartphone subscribers, which results in higher data ARPU. However, the Company believes overall ARPU will remain flat as compared to 2010, as any data increase will likely be offset by lower voice revenue.
In the first nine months of 2011, IT Services and Hardware revenue increased compared to the prior year. Growth in managed services and professional services is dependent upon business customers' willingness to invest in their technology infrastructure, as well as our level of investment in technology and staff to support these services. While the Company continues to invest in this business, the Company expects that more resources will be directed to data center opportunities and, to a lesser extent, Fioptics expansion.

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
Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets - Goodwill and indefinite-lived intangible assets are tested for possible impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. Management performs its annual impairment tests in the fourth quarter. The Company estimates the fair value of each reporting unit and intangible asset considering a combination of valuation methods, including both income-based and market-based methods. A discounted cash flow model is utilized for the income-based approach. Projected cash flows are estimated using management's five-year plan which is updated annually in the fourth quarter. The five-year plan includes significant assumptions and estimates, particularly related to projected growth or decline in future revenues and operating costs. The Company's traditional wireline and wireless services continue to experience declines in revenues compared to the prior year and these declines are expected to continue for the foreseeable future. Changes to key assumptions in the Company's five-year plan may trigger an impairment of goodwill or other intangibles in a future period.

Form 10-Q Part I	Cincinnati Bell Inc.

In 2011, management reassessed the life of the Wireless trademarks. In assessing the useful life of these assets, management considered the results of the valuation performed in the prior year which indicated a significant decline in the fair value of these assets compared to the prior period. The wireless business is highly competitive and continues to consolidate with large national carriers acquiring smaller competitors. Based on these factors, management concluded that the Wireless trademarks were no longer indefinite-lived assets. Management utilized projected future cash flows to determine the estimated useful life of these assets, which was estimated to be seven years. Amortization expense associated with these trademarks was $0.4 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.
Reviewing the Carrying Values of Long-Lived Assets - The Company reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount.

In the nine months ended September 30, 2011, the Company recognized asset impairment losses of $1.6 million. Certain capital projects were canceled or abandoned in order to direct resources to more critical projects, resulting in an asset impairment loss of $1.1 million. In addition, the fair value of certain properties held for sale were reassessed, resulting in an asset impairment loss of $0.5 million. Fair value was estimated based upon a purchase offer submitted for one of the properties. No asset impairment losses were recognized in the nine months ended September 30, 2010.

Accounting for Taxes - The Company incurs certain operating taxes that are reported as expenses in operating income, such as property, sales, use and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated by the Company. The Company also records expense against operating income for the establishment of liabilities related to certain operating tax audit exposures. The liabilities are recognized when a loss is deemed probable and estimable. Upon resolution of an audit, the liability is adjusted to the amount to be paid. For the three months ended September 30, 2011 no such adjustments were recognized. For the three months ended September 30, 2010, liabilities of $0.2 million were released upon the completion of audits. For the nine months ended September 30, 2011 and 2010, liabilities of $0.5 and $0.7 million, respectively, were released.

Accounting for Pension and Postretirement Benefits - In the nine months ended September 30, 2011, the Company recognized a curtailment loss of $4.2 million. In 2011, employees who participate in the Communications Workers of America union ratified a new labor agreement, which curtails future pension service credits for certain employees effective January 1, 2012. This change in pension benefits triggered a plan curtailment resulting from an approximately 85% reduction in projected future service for active participants in the bargained pension plan. The plan's projected benefit obligation was remeasured using updated assumptions and asset values. The Company selected a discount rate of 4.9% and a long-term rate of return of 8.25% for this remeasurement. The discount rate was derived from a yield curve developed using current market rates of high-quality bonds whose maturities approximate our estimated future pension payments.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2011.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2011, and they have concluded that there was no change to Cincinnati Bell Inc.’s internal control over financial reporting in the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), Derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company, and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and that the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson & Co., and also seeks various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. On September 20, 2011, the court denied the motion to dismiss the officer and director defendants, which sought dismissal for failure to make demand on the directors and for failure to state a claim. On September 26, 2011, the court denied plaintiff's motion for preliminary injunction, which sought an injunction enjoining the directors from effectuating the 2010 executive compensation plan and the imposition of a constructive trust. On October 4, 2011, the officer and director defendants filed a motion to dismiss the action for lack of subject matter jurisdiction. That motion has not been ruled upon by the court. The officer and director defendants believe the suit is without merit and intend to vigorously defend against it.

Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants, and the Company as a nominal defendant, assert allegations similar to those asserted in the federal court action and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. On August 11, 2011, the state court actions were consolidated. The officer and director defendants believe the state court suits are without merit and they plan to file appropriate responses in due course.

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a comprehensive listing of the Company’s risk factors.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2011, the Company had no unregistered sales of equity securities.

The following table provides information regarding the Company's purchase of its common stock for the quarter ended September 30, 2011:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (of Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
7/1/2011-7/31/2011	—	$—	—	$140.0
8/1/2011-8/31/2011	3,155,522	3.17	3,155,522	130.0
9/1/2011-9/30/2011	—	—	—	130.0

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.    Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number        Description

(10.1)        First Amendment to Receivables Purchase Agreement dated August 1, 2011, among Cincinnati Bell Funding
LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchasers and Purchase Agents identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current
Report on Form 8-K, date of Report August 3, 2011, File No. 1-8519).
(10.2)        First Amendment to Purchase and Sale Agreement dated as of August 1, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of
Cincinnati Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report August 3, 2011,
File No. 1-8519).
(10.3)        Amended and Restated Employment Agreement between Mr. Freyberger and the Company, dated as of
August 5, 2011. (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 5, 2011, File No.
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

Cincinnati Bell Inc.

Date:	November 4, 2011	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	November 4, 2011	/s/ Susan M. Kinsey
Susan M. Kinsey
Vice President and Controller