Form 10-K
period 2011-12-31
CINCINNATI BELL INC
filed 2012-02-28
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.6 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2012, there were 196,589,670 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
General
Cincinnati Bell Inc. and its consolidated subsidiaries (the "Company" or "we") is a full-service regional provider of data and voice communications services over wireline and wireless networks, a full-service international provider of data center colocation and related managed services, and a reseller of information technology ("IT") and telephony equipment. The Company provides telecommunications service to businesses and consumers in the Greater Cincinnati and Dayton, Ohio areas primarily on its owned wireline and wireless networks with a well-regarded brand name and reputation for service. The Company also provides business customers with outsourced data center colocation operations in world-class, state-of-the-art data center facilities, located in the Midwest, Texas, England and Singapore. In connection with the data center colocation operations in the Midwest, the Company also provides business customers with a full range of managed IT solutions.
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware.
The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address
http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act. These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
Wireline
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol ("VoIP"), and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using digital subscriber line ("DSL") technology and over fiber using its gigabit passive optical network ("GPON"). Data services also provide data transport for businesses, including local area network ("LAN") services, dedicated network access, and metro ethernet and dense wavelength division multiplexing ("DWDM")/optical wave data transport, which principally are used to transport large amounts of data over private networks. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for the approximate 25-mile radius around Cincinnati, Ohio which includes parts of northern Kentucky and southeastern Indiana. CBT has operated this ILEC territory for approximately 140 years, and approximately 95% of Wireline voice and data revenue for 2011 was generated within this ILEC territory. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching ("MPLS"), a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television through our Fioptics product suite, which covers about 20% of Greater Cincinnati, and DirecTV® commissioning over the Company’s entire operating area. Other services primarily include inside wire installation for business enterprises, rental revenue, public payphones and clearinghouse services.
The Company has expanded its voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") subsidiary of CBT. CBET provides voice and data services on either its own network or through purchasing unbundled network elements ("UNE-L" or "loops") from various incumbent local carriers. The ILEC and CLEC territories are linked through a Synchronous Optical Fiber Network ("SONET"), which provides route diversity between the two territories via two separate paths.
Voice services
The Wireline segment provides voice services over a digital circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), have migrated to competitors, including cable

Form 10-K Part I	Cincinnati Bell Inc.

companies that offer VoIP solutions, or have been disconnected due to credit problems. The Wireline segment had 621,300 voice access lines in service on December 31, 2011, which is a 7.8% and 14.1% reduction in comparison to 674,100 and 723,500 access lines in service at December 31, 2010 and 2009, respectively.
In order to minimize access line losses and to provide greater value to its customers, the Company provides bundled offerings that enable customers to bundle two or more of the Company’s services, such as wireless and a phone line, at a lower price than if the services were purchased individually. The Company believes its ability to provide voice, high-speed internet, wireless, and entertainment services to its customers allows it to compete effectively against national communications companies in Greater Cincinnati, most of which either are not able to provide or have not effectively provided these bundled offerings of products to consumers. The Company has approximately 426,000 residential customers in Greater Cincinnati and Dayton, Ohio, 52% of which bundle two or more Company products and 17% of which bundle three or more Company products.
The Wireline segment has been able to partially offset the effect of access line losses on revenue in recent years by:
(1) increasing high-speed internet penetration, particularly with its Fioptics service;
(2) increasing entertainment revenue with more Fioptics fiber-to-the-home and internet protocol television ("IPTV")
subscribers; and
(3) increasing the sale of audio conferencing and VoIP services.
Data
Data revenue consists of data transport, DSL high-speed internet access, Fioptics high-speed internet access, and LAN interconnection services. The Company’s wireline network includes the use of fiber optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, offering high-speed and high capacity data transmission services over an interlaced ATM — Gig-E backbone network.
The Company had 218,000, 228,900, and 233,800 DSL high-speed internet subscribers at December 31, 2011, 2010, and 2009, respectively. In addition, the Company also had 39,300, 27,200, and 13,800 Fioptics high-speed internet customers at December 31, 2011, 2010, and 2009, respectively. The Company was able to provide DSL high-speed internet service to 96% of its ILEC territory and its fiber-based Fioptics high-speed internet to about 20% of its ILEC territory as of the end of 2011.
Long distance and VoIP services
The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries. These entities provide long distance and audio conferencing services to business and residential customers in the Greater Cincinnati and Dayton, Ohio areas as well as VoIP and other broadband services, including private line and MPLS, within and beyond its traditional territory to business customers. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. At December 31, 2011, CBAD had approximately 447,400 long distance subscribers, compared to 482,800 and 508,300 long distance subscribers at December 31, 2010 and 2009, respectively. The decrease in long distance subscribers from 2010 was primarily driven by a 9% decline in residential subscribers, consistent with the CBT access line loss.
VoIP services are provided to business customers in the Company’s traditional Greater Cincinnati and Dayton, Ohio operating territory and, to a lesser extent, to businesses outside of this area, primarily in Ohio, Indiana, Illinois, and Kentucky. The Company believes its VoIP operations will expand in Greater Cincinnati and Dayton, Ohio as business customers continue to look for alternatives to traditional ILEC-based operations and as the VoIP technology continues to improve. VoIP access line equivalents totaled 40,700 and 33,400 at December 31, 2011 and 2010, respectively.
Entertainment
The Company’s improvement of its wireline network over the last several years has included capital expenditures for fiber optic cable in limited areas. The large bandwidth of fiber optic cable allows the Company to provide customers with its Fioptics product suite of services, which include entertainment, high-speed internet and voice services, in areas in which fiber optic cable is laid. In 2011, the Company launched its IPTV platform. This technology generally involves fiber facilities to the neighborhood node, and then copper-based facilities for the "last mile" to the consumer household. Because Fioptics IPTV uses the existing cable network, the capital costs are less than half of Fioptics fiber to the home. The Company first focused its fiber network expenditures on high traffic areas, such as apartments and condominium complexes as well as business office

Form 10-K Part I	Cincinnati Bell Inc.

parks. As of December 31, 2011, the Company “passes” 134,000 entertainment eligible units and had 39,600 Fioptics entertainment subscribers.
The success of the fiber investment is based in large part on the ability to attract a high percentage of customers that are passed with the fiber very quickly after fiber is made available to particular neighborhoods. The Company’s consumer penetration rate has been more than 30% within twelve months of deploying Fioptics in a particular area.
Fioptics offers the following as of December 31, 2011:

•	350 entertainment channels, including digital music, local, movie, and sports programming, as well as Indian and Spanish-language packages;

•	80 high-definition channels;

•	Parental controls, HD DVR and Video-on-Demand;

•	High-speed internet from 10 mbps to 100 mbps; and

•	Local voice and long distance services.
In addition to providing entertainment through Fioptics to about 20% of Greater Cincinnati, the Company also is an authorized sales agent and offers DirecTV® satellite programming to customers in substantially all of its operating territory through its retail distribution outlets. The Company does not deliver satellite television services. Instead, DirecTV® pays the Company a commission for each subscriber and offers a bundle price discount directly to the Cincinnati Bell customers subscribing to its satellite television service. At December 31, 2011, 2010, and 2009, the Company had 39,300, 36,900, and 30,000 customers, respectively, that were subscribers to DirecTV®.
Other
The Company provides building wiring installation services to businesses in Greater Cincinnati and Dayton, Ohio on a project basis.
CBT’s subsidiary, Cincinnati Bell Telecommunications Services LLC, operates the National Payphone Clearinghouse ("NPC") in an agency function, facilitating payments from inter-exchange carriers to payphone service providers ("PSPs") relating to the compensation due to PSPs for originating access code calls, subscriber 800 calls, and other toll free and qualifying calls pursuant to the rules of the Federal Communications Commission ("FCC") and state regulatory agencies. As the NPC agent, the Company does not take title to any funds to be paid to the PSPs, nor does the Company accept liability for the payments owed to the PSPs.
On August 1, 2011, the Company sold substantially all of the assets associated with its home security monitoring business, Cincinnati Bell Complete Protection Inc. ("CBCP"). CBCP provided surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area.
Wireless
Cincinnati Bell Wireless LLC ("CBW") provides advanced digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service ("GSM") network with a 3G Universal Mobile Telecommunications System ("UMTS") and 4G High Speed Packet Access+ ("HSPA+") network overlay, which is able to provide high-speed data services such as streaming video. Wireless services are provided to customers in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s customers are also able to place and receive wireless calls nationally and internationally due to roaming agreements that the Company has with other carriers. The Company’s digital wireless network utilizes approximately 460 cell sites in its operating territory. The Company’s digital wireless network also utilizes 50 MHz of licensed wireless spectrum in the Cincinnati Basic Trading Area and 40 MHz of licensed spectrum in the Dayton Basic Trading Area. The Company owns the licenses for the spectrum that it uses in its network operations. As of December 31, 2011 the Wireless segment served approximately 459,000 subscribers, of which 311,000 were postpaid subscribers who are billed monthly in arrears and 148,000 were prepaid i-wirelessSM subscribers who purchase service in advance.
In 2011, the Company began upgrading its network to 4G ("fourth generation") using HSPA+ technologies, which provides for a better user experience when a large quantity of data is passed through the wireless network, such as for streaming video and gaming applications. This upgrade occurs largely through software enhancements and additional fiber optic cable installations.

Form 10-K Part I	Cincinnati Bell Inc.

The full implementation of this network will likely take several years, and the Company may lag behind certain of the national competitors in construction of the 4G network and the speeds associated with this network.
The Wireless segment competes against all of the national wireless carriers by offering strong network quality, unique rate plans, which may be bundled with the Company’s wireline services, and conveniently located retail outlets. The Company’s unique rate plans and products include a smartphone family plan, an unlimited everyday calling plan to any Cincinnati Bell local voice, wireless or business customer and Fusion WiFi, which utilizes Unlicensed Mobile Access technology for enhanced in-building wireless voice reception and faster rates of data transmission compared to alternative wireless data services. In addition, the Company also offers several family voice service plans, which allows the first subscriber to get a wireless voice service plan at the regular price and then each additional family member can be added at a lower price.
In December 2009, the Company sold 196 wireless towers, which represented substantially all of its owned towers, for $99.9 million in cash. CBW continues to use these towers in its operations under a 20-year lease agreement. Also during 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton, Ohio operating territories.
Service revenue
A variety of monthly rate plans are available to postpaid subscribers. These plans can include a fixed or unlimited number of national minutes, an unlimited number of Cincinnati Bell mobile-to-mobile minutes (calls to and from the Company’s other Wireless subscribers), an unlimited number of calls to and from a CBT access line, and/or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. Postpaid subscribers are billed monthly in arrears.
Prepaid i-wirelessSM subscribers pay in advance for use with pay per minute, pay by day, pay by week, or pay by month rate plans. Weekly and monthly smartphone plans are also available for prepaid i-wirelessSM subscribers. In 2011, CBW began offering prepaid service plans utilizing lifeline subsidies from Ohio and Kentucky, which are discounted versions of our standard prepaid service plans to certain customers who receive government assistance. As of December 31, 2011, CBW had approximately 18,000 lifeline subscribers.
A variety of data plans are also available as bolt-ons to voice rate plans for both postpaid and prepaid subscribers. The Company has focused its efforts for the past several years on increasing its subscribers that use smartphones, which are able to browse the internet and use high-speed data services and high-level operating platforms. These smartphones require that subscribers purchase data plans, and, as a result, the Company’s 2011 data plan revenue per subscriber has increased by 24% for postpaid subscribers compared to 2010. Smartphone prepaid and postpaid subscribers have increased from 105,000 at December 31, 2010 to 125,000 at December 31, 2011, and represent 27% of total subscribers at the end of 2011. Data offerings provided by the Company include text and picture messaging, mobile broadband, multi-media offerings, and location-based services.
Revenue from other wireless service providers for use of the Company’s wireless networks to satisfy the roaming requirements of the carrier’s own subscribers and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for less than 1% of total 2011 segment revenue. Prior to the sale of wireless towers in December 2009, Wireless also recognized colocation revenue, which is rent received for the placement of other carriers’ radios on CBW towers.
Equipment revenue
As is typical in the wireless communications industry, CBW sells wireless handset devices at or below cost to entice customers to use its wireless services, for which a recurring monthly fee is charged. The Company is increasingly using equipment contracts for its postpaid subscribers. These contracts require the customer to use the CBW monthly service for a minimum period of two years in exchange for a deeply discounted wireless handset. As of December 31, 2011, 57% of postpaid customers were under contract. Sales take place at Company retail stores, on the Company’s website, via business sales representatives, and in independent distributors’ retail stores pursuant to agency agreements. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.

Form 10-K Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides data center colocation services to businesses worldwide, with a particular focus on serving large global enterprises. This segment supports enterprise clients in many industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. On June 11, 2010, the Company purchased Cyrus Networks, LLC, a data center operator based in Texas, for approximately $526 million, net of cash acquired, which was subsequently merged into its CyrusOne Inc. subsidiary ("CyrusOne"). Services are offered through the Company’s CyrusOne, Cyrus One UK Limited, and GramTel Inc. subsidiaries.
The Company owns or leases 22 properties in Texas, Ohio, Kentucky, Indiana, Michigan, Illinois, Arizona, England and Singapore. As of December 31, 2011, the 20 operating data center facilities had capacity of 763,000 square feet and 673,000 square feet were under contract with customers, resulting in an 88% utilization rate of the available data center space.
Our data centers are top tier facilities, offering best-in-class performance and reliability for high power density and availability. Design architectures in our best facilities support power requirements exceeding 250 kilowatts per square foot and provide optimal redundancy, efficiency, security and reliability. Our power and cooling architectures utilize advanced components and are designed with parallel redundancies. Our data centers provide sufficient available power to run almost any IT hardware product and application, and sufficient cooling capacity to maintain optimal temperature in the data center despite the heat produced by the IT equipment. Redundant power architectures support continuous availability of power to customers' critical information systems and equipment. This redundant power architecture includes separate transformers with separate parallel underground utility feeds, dual power feeds from multiple power distribution units within each enclosure, and multiple generators, fuel tanks and batteries.
The Company's cooling design architecture includes advanced cooling equipment systems each independently dual-powered for redundancy. In addition, chilled water is leveraged at some locations where available. Ambient temperature and humidity are strictly monitored by the network operations center.
To provide flexibility and adaptability for customers, we have adopted a carrier neutral approach to connectivity. Clients are able to select a best-in-class carrier that best fits their unique preference and requirements. Our core architecture supports multiple metropolitan area network carriers for point-to-point and dark fiber connectivity, and provides redundant switching and router configurations. To further provide redundancy, we also provide dual bandwidth connections to each enclosure. CyrusOne often takes a lead role during the client's implementation and move phase, to ensure that clients are established in data centers safely and efficiently.
CyrusOne's on-site services include routine maintenance and performance-related work items conducted on behalf of our clients. Some of our clients prefer to conduct maintenance and mechanical routines themselves, while others rely exclusively on data center professionals to conduct these tasks. These on-site services primarily include tape management and hardware maintenance.
The Company's data centers employ military-grade security protocols to protect all physical assets, such as:

•	On-site security guards 24 hours a day, 365 days a year;

•	Video surveillance and recording of the exterior and interior of each facility;

•	Biometric and key card security for rigid access control;

•	Turn style doors to prevent tail-gating; and

•	Reinforced physical structure including concrete bollards, steel-lined walls, bulletproof glass and barbed wire fencing.
In addition to rigid physical security controls, network operations center professionals maintain around-the-clock visibility of the data center environment through the use of visual inspection, advanced monitoring tools, and strict checklist maintenance regimens.
Customers have several choices for colocating their network service and storage of IT equipment. Customers can place their owned equipment in a shared or private cage or customize their space to meet their unique requirements. Access to cages and suites is strictly controlled per client specifications. Our cabinets feature industry standard 19-inch width parameters, and are arranged on the floor according to computational fluid dynamics efficiency targets to achieve optimal cooling performance. As customers’ colocation requirements increase, they can expand within their original cage or upgrade into a cage that meets their needs. Cabinets and cage space are typically priced with an initial installation fee and an ongoing recurring monthly charge.
All customers sign contracts, which typically range between 3-7 years. Though rare, some contracts are as short as one year,

Form 10-K Part I	Cincinnati Bell Inc.

and some are as long as 15 years. The contracts typically define the space and power being provided, pricing for the recurring monthly colocation services, as well as pricing for non-recurring items such as power/data whips installation, smart hands or project managers. Generally, contracts contain service level agreements that require the Company to maintain the data center environment (e.g., temperature, humidity and power service) at specified levels and contain penalties if these levels are not maintained.
Our data centers offer power circuits at various amperages and phases customized to a customer’s power requirements. Power is typically priced with an initial installation fee and an ongoing recurring monthly charge that is fixed as long as the customer stays within the contractual limits for power consumption. In certain cases, large enterprise customers contract for metered power, where the power component of their monthly bill is only for the power consumed by their environment, both to power and cool their infrastructure.
Our goal is to become the preferred global data center provider to the Fortune 1000 and other similarly sized companies, targeting North America, Asia and Europe. The Company intends to continue to pursue additional customers and growth specific to its data center colocation business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth.
IT Services and Hardware
IT Services and Hardware provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas through the Company’s subsidiaries, Cincinnati Bell Technology Solutions Inc. (“CBTS”), CBTS Canada Inc., CBTS Software LLC and Cincinnati Bell Technology Solutions UK Limited. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.
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
Managed services
Managed services include products and services that combine assets, either customer-owned or owned by the Company, with management and monitoring from its network operations center, and skilled technical resources to provide a suite of offerings around voice and data infrastructure management. Service offerings include but are not limited to network management, electronic data storage management, disaster recovery, data security management, and telephony management. These services can be bundled and contracted in several ways, either as separate services around a specific product such as storage backups, or by combining multiple products, services, and assets into a utility or as a service model for enterprise customers.
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
Sales and Distribution Channels
The Company’s Wireline and Wireless segments utilize a number of distribution channels to acquire customers. As of December 31, 2011, the Company operated 13 retail stores in its operating territory. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company has begun to limit its retail presence outside the ILEC territory to focus resources on Data Center Colocation and Fioptics opportunities. As stores are added or closed from time to time, certain stores may be transitioned to local agents for marketing of the Company's products and services.

Form 10-K Part I	Cincinnati Bell Inc.

Wireline and Wireless also utilize a business-to-business sales force and a call center organization to reach business customers in its operating territory. Larger business customers are often supported by sales account representatives, who may go to the customer premises to understand the business needs and recommend solutions that the Company offers. Smaller business customers are supported through a telemarketing sales force and store locations. The Company also offers fully-automated, end-to-end web-based sales of wireless phones, accessories and various other Company services. In addition, the Company utilizes a door-to-door sales force that targets the sale of the Fioptics products to residents.
Aside from Company resources, there are 155 third-party agent locations that sell Wireline and Wireless products and services at their retail locations. The Company supports these agents with discounted prices for wireless handsets and other equipment and commission structures. The Company also sells wireline and wireless capacity on a wholesale basis to independent companies, including competitors that resell these services to end-users.
The Company’s Data Center Colocation and IT Services and Hardware segments primarily sell to customers through its business-to-business sales force. Sales representatives develop customer leads through existing relationships with IT leaders of businesses, referrals from existing customers, and IT hardware vendors. To a lesser extent, leads are also developed from third-party brokers and marketing sources, including web-based efforts.
Suppliers and Product Supply Chain
Wireline’s primary purchases are for network equipment, software, and fiber cable to maintain and support the growth of Fioptics services, as well as copper-based electronics and cable. Wireless primarily purchases handsets and accessories, wireless cell site and network equipment, and software. Wireless often partners with other regional carriers and wholesale distributors to build requisite volume for handset manufacturers. The Company generally subjects these purchases to competitive bids and selects its vendors based on price, service level, delivery, quality of product and terms and conditions.
The Company maintains facilities and operations for storing cable, handsets and other equipment, product distribution and customer fulfillment.
Also, Wireline has long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations, and maintenance services. Similar to the purchase of materials, competitive bids are obtained for such vendors and are subject to a rigorous evaluation and approval process.
Data Center Colocation primarily purchases general contracting services, building materials, and infrastructure components to construct data center facilities, such as generators, computer room air conditioner (CRAC) cooling units, power distribution units, wiring, and environment monitoring equipment. The Company partners with local contractors and building suppliers and works closely with them as the data center construction progresses. Electricity is a large cost of operating a data center, and is generally purchased from the local utility.
IT Services and Hardware primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of Cisco, EMC, Avaya, and Oracle equipment. Most of this equipment is shipped directly to the customer from the vendor manufacturing location, but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
Competition
The telecommunications industry is very competitive, and the Company competes against larger and better-funded national providers. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s local wireline service.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line losses. Cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, the Company’s access lines decreased by 8% and long distance subscribers decreased by 7% in 2011 compared to 2010. In addition, the high-speed internet market is saturated in the Company’s operating area, and competition will continue to be fierce for market share against competitors and alternative services.

Form 10-K Part I	Cincinnati Bell Inc.

The Wireless segment's operating territory is well saturated with competitors, including Verizon, AT&T, Sprint Nextel, T-Mobile, Leap, and TracFone. Many of these competitors offer very advanced and popular handsets which are not available to us and are a factor in attracting and retaining customers. All of our competitors are larger and have more resources to devote to advertising and promotional pricing to attract new customers.
The Data Center Colocation and IT Services and Hardware segments compete against numerous other data center colocation, information technology consulting, web-hosting, and computer system integration companies, many of which are large in scope and well-financed. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of our businesses to compete successfully in the market.
Customers
Revenues from data center colocation services, business data transport and wireline entertainment continue to grow, while revenue from the Company’s legacy products, such as wireline residential voice service and wireless voice services, continues to decrease. The Company’s revenue portfolio is becoming more diversified than in the past, as the following comparison between 2011 revenue and 2006 revenue demonstrates.

Percentage of revenue	2011	2006	Change
Wireline local voice	18%	36%	(18)	pts
Wireless	19%	20%	(1)
Data Center Colocation	13%	1%	12
IT Services and Hardware	20%	16%	4
Wireline data	19%	18%	1
Wireline entertainment	2%	0%	2
Other Wireline, including long distance	9%	9%	—
Total	100%	100%
While total Wireless revenue has remained a consistent percent of total Company revenue, the mix of customer demand for Wireless services is trending toward more data services and less voice services. For 2006, Wireless service revenues were comprised of 87% voice services and 13% data services. In 2011, revenue from data services were 32% of total Wireless service revenues, a 19 point increase from 2006.
Additionally, the Company’s mix of business and residential customers is changing, as many of the Company’s growth products, such as data center services and data transport services, are geared primarily toward business customers. In 2011, the Company’s revenue mix was 66% to business customers and 34% to residential customers. By comparison, the Company’s 2006 revenues were comprised of 55% to business customers and 45% to residential customers.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2011 and 2010.
As noted in the Data Center Colocation section above, the Company has focused its data center colocation marketing efforts toward large enterprise customers. At December 31, 2011, the Data Center Colocation segment has over 70 Fortune 1000 or comparable size international and privately-held companies as customers.
Employees
At December 31, 2011, the Company had approximately 3,100 employees, and approximately 33% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. This agreement expires on August 9, 2014.
Executive Officers
Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.

Form 10-K Part I	Cincinnati Bell Inc.

Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2011, 2010, and 2009, and assets as of December 31, 2011, 2010, and 2009, are set forth in Note 15 to the Consolidated Financial Statements.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1A. Risk Factors
The Company’s substantial debt could limit its ability to fund operations, raise additional capital, and have a material adverse effect on its ability to fulfill its obligations and on its businesses and prospects generally.
The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2011, the Company and its subsidiaries had outstanding indebtedness of $2,533.6 million, on which it incurred $215.0 million of interest expense in 2011, and had total shareowners’ deficit of $715.2 million. In addition, at December 31, 2011, the Company had the ability to borrow additional amounts under its revolving credit facility of $210.0 million and $79.6 million under its accounts receivable facility, subject to compliance with certain conditions. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.
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

•
the Company’s substantial debt will increase its vulnerability to adverse changes in the credit markets which could result in an increase in the Company's borrowing costs and may limit the availability of financing;

•	the Company’s debt service obligations could limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures, and other general corporate requirements; and

•
the Company’s debt instruments require maintenance of specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.

The Company’s creditors and preferred stockholders have claims that are superior to claims of the holders of the Company's common stock. Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation, or reorganization, payment is first made on the claims of creditors of the Company and its subsidiaries, then preferred stockholders, and finally, if amounts are available, to holders of the Company's common stock.
The credit facilities and other indebtedness impose significant restrictions on the Company.
The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company. These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	guarantee indebtedness;
•	declare or pay dividends or other distributions to shareholders;
•	repurchase equity interests;
•	redeem debt that is junior in right of payment to such indebtedness;
•	enter into agreements that restrict dividends or other payments from subsidiaries;
•	issue or sell capital stock of certain of its subsidiaries; and
•	consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

Form 10-K Part I	Cincinnati Bell Inc.

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

A breach of any of these restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, could limit the cash required to fund operations and its general obligations, and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.
The Company depends on its revolving credit facility and accounts receivable facility to provide for its financing requirements in excess of amounts generated by operations.
The Company depends on its revolving credit facility and accounts receivable securitization facility ("Receivables Facility") to provide for temporary financing requirements in excess of amounts generated by operations. As of December 31, 2011, the Company had no outstanding borrowings or letters of credit under its revolving credit facility, leaving $210.0 million in additional borrowing availability. The revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 15% of the total facility. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.
As of December 31, 2011, the Company had a borrowing availability under its Receivables Facility of $102.8 million and a maximum borrowing limit of $105.0 million. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2011, the Company had $23.2 million of letters of credit outstanding under the Receivables Facility, leaving an unused borrowing availability of $79.6 million.
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

Form 10-K Part I	Cincinnati Bell Inc.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries.
Virtually all of the Company's operations are conducted through its subsidiaries, and most of the Company's debt is held at the parent company. Certain of the Company’s material subsidiaries are subject to regulatory authority that may potentially limit the ability of such subsidiary to distribute funds or assets. If the Company’s subsidiaries were to be prohibited from paying dividends or making distributions to the parent company, it may not be able to make the scheduled interest and principal repayments on its debt. This would have a material adverse effect on the Company’s liquidity and the trading price of the Company's common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation, or reorganization.
The trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline.
The market price of the Company's common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company's control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to the Company.
The stock markets have experienced price and volume fluctuations that have affected the Company's stock price and the market prices of equity securities of many other companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, may negatively affect the market price of the Company's stock.
Companies that have experienced volatility in the market price of their stock have periodically been subject to securities class action litigation. The Company may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and/or damages and divert management's attention from other business concerns.
The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.
The Company generates a substantial portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiary, CBT, has experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution. The Company expects access line losses to continue for an unforeseen period of time. Failure to retain access lines without replacing such losses with an alternative source of revenue could adversely impact the Company’s revenues, earnings and cash flow from operations.
The Company operates in highly competitive industries, and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.
The telecommunications industry is very competitive, and the Company competes against many larger and better-funded national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. CBT has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the CBT’s local wireline service.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s access lines decreased by 8% and long distance subscribers decreased by 7% in 2011 compared to 2010. In addition, the high-speed internet market is saturated in CBT’s operating area, and competition will continue to be fierce for market share against competitors and alternative services. If the Company is unable to effectively implement strategies to retain access lines and long distance subscribers, or replace such access line loss with other sources of revenue, the Company’s Wireline business will be adversely affected.
Wireless competitors to the Company's subsidiary, Cincinnati Bell Wireless LLC ("CBW"), include national wireless service providers such as Verizon, AT&T, Sprint Nextel, T-Mobile, Leap and TracFone. The Company anticipates that continued competition could compress its margins for wireless products and services as carriers continue to offer more voice minutes and

Form 10-K Part I	Cincinnati Bell Inc.

data usage for equivalent or lower service fees. The wireless industry continues to experience rapid and significant technological changes and a dramatic increase in usage, particularly demand for and usage of data and other non-voice services. Increased network capacity could be required to meet increased customer demand. Should the resources required to fund the necessary network enhancements not be available, and CBW is unable to maintain its network quality level, then the Company’s ability to attract and retain customers, and therefore maintain and improve its operating margins, could be materially adversely affected. Many competitors offer very advanced and popular handsets which are not available to CBW and are a factor in attracting and retaining customers. CBW’s ability to compete will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.
The Data Center Colocation and IT Services and Hardware segments compete against numerous other data center colocation, information technology consulting, web-hosting, and computer system integration companies, many of which are large in scope and well-financed. This market is rapidly evolving and highly competitive. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete with the Data Center Colocation and IT Services and Hardware segments. The Company believes that many of the participants in this market must grow rapidly and achieve significant scale to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these segments to compete successfully in the market.
The competitive forces described above could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.
The Company generates a substantial portion of its revenue by serving a limited geographic area.
The Company generates a substantial portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas for its Wireline, Wireless and IT Services and Hardware segments. In addition, most of its Data Center Colocation operations are located within Ohio and Texas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company’s business, financial condition, results of operations, and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.
The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses.
Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. These regulated pricing plans limit the rates CBT charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services could result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.
At the federal level, CBT is subject to the Telecommunications Act of 1996 (the "1996 Act"), including the rules subsequently adopted by the FCC to implement the 1996 Act, which has impacted CBT’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky, and Indiana, and, consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s ability to compete in its markets.
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
From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. The Company could be subject to fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial condition.
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

Form 10-K Part I	Cincinnati Bell Inc.

Maintaining the Company’s telecommunications networks and data centers requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks and data centers would have a material impact on its market share and ability to generate revenue.
As of December 31, 2011, the Company operates 20 data center facilities and any further data center expansion will involve significant capital expenditures for data center construction. The Company has also improved its wireline network over the past several years through increased capital expenditures for fiber optic cable in limited areas of its operating network, and in 2011, the Company began upgrading its wireless network to 4G, using HSPA+ technologies.
In order to provide appropriate levels of service to the Company's customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company’s networks may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problems, which may result in disruption of service to customers.
The wireless industry continues to experience significant technological change, as evidenced by the ongoing improvements in the capacity and quality of digital technology, wireless data and 4G services. Verizon and AT&T deployed their 4G wireless networks in 2011. Other national and regional wireless carriers are continuously upgrading their networks with various technologies. CBW began construction of its 4G wireless network in 2011; however, the full implementation of this network will likely take several years, and CBW may lag behind certain of the national competitors in construction of the 4G network and the speeds associated with this network.
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
CBW uses spectrum licensed to the Company for its wireless network. Introduction of new wireless products and services, as well as maintenance of the existing wireless business, may require CBW to obtain additional spectrum either to supplement or to replace the existing spectrum. Furthermore, the Company’s network depends on the deployment of radio frequency equipment on towers and on buildings. The Company, after the sale of its owned towers in December 2009, now leases substantially all the towers used in its wireless network operations, and the use of the towers under these leases is more restrictive than if these towers were owned by the Company. There can be no assurance that spectrum or the appropriate transmitting locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or retain any needed spectrum or transmitting locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.
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
The Company may encounter difficulties in executing its strategic plans for the data center colocation business.
The Company is in the process of evaluating the structural, capital and financial alternatives for its growing data center business. Management is considering options that may include, among others, operating the data center business under the current structure with no changes, a partial separation through a sale, initial public offering, or other transaction, or, depending on the value to shareholders, a full separation. There can be no assurance that a transaction will be pursued or completed.

Form 10-K Part I	Cincinnati Bell Inc.

The Company's strategic plans also include significant expansion of its data center operations. Potential challenges and difficulties in implementing the Company’s data center colocation expansion plan include: identifying and obtaining the use of locations in which the Company believes there is sufficient demand for its data center colocation services; generating sufficient cash flow from operations or through additional financings to support these expansion plans; construction of world-class data center facilities on a timely basis; sale of the available data center space to enable appropriate returns; recruiting and maintaining a motivated work force; and installing and implementing new financial and other systems, procedures and controls to support this expansion plan with minimal delays.
These strategic actions could divert management’s attention and strain operational and financial resources. Due to unforeseen difficulties, the Company may be unable to execute its strategic plans for growing its data center business. Failure to do so would adversely affect its strategy of becoming a global data center colocation business.
The Company’s data center colocation strategy includes international expansion, which has inherent risk not previously encountered by the Company.
The Company’s data center operations are primarily based in the United States with lesser presence in the United Kingdom and Southeast Asia. Expanding international operations includes inherent risks such as: regulatory, tax, legal, and other items specific to particular foreign jurisdictions not previously encountered by the Company and for which the Company may have no or limited expertise; unexpected changes in regulatory, tax and political environments; the Company’s ability to secure and maintain the necessary physical and telecommunications infrastructure; challenges in staffing and managing foreign operations; fluctuations in foreign currency exchange rates; longer payment cycles and problems collecting accounts receivable; and laws and regulations on content distributed over the internet that are more restrictive than those currently in place in the United States. Any one or more of the aforementioned risks could materially and adversely affect the Company’s business and strategy for becoming a global data center colocation provider.
If the markets for outsourced information technology services decline, there may be insufficient demand for the Company’s services and, as a result, the Company’s business strategy and objectives may fail.
Services offered in the Company's IT outsourcing subsidiary, Cincinnati Bell Technology Solutions Inc. ("CBTS") and its data center colocation subsidiary, CyrusOne, are designed to enable a customer to focus on its core business while CBTS and CyrusOne manage and ensure the quality and security of the information technology infrastructure. Businesses may believe the risk of outsourcing is greater than the risk of managing their IT and data center operations themselves. If businesses do not continue to recognize the high cost and inefficiency of managing IT and data centers themselves, including the difficulties of upgrading technology, training and retaining skilled personnel with domain expertise, and matching IT cost with actual benefits, they may not continue to outsource their IT infrastructure and data center function to companies like CBTS and CyrusOne. Additionally, outsourcing may be associated with larger companies than CBTS and CyrusOne, and each may not be as successful as these larger companies. These risks could adversely affect the Company's business strategy and objectives and its ability to generate revenues, profits and cash flows.
The increased use of high power density equipment may limit the Company's ability to fully utilize some of its data centers.

Customers are increasing their use of high-density electrical power equipment in the Company's data centers which has significantly increased the demand for power. Because some of the Company's data centers were built a number of years ago, the current demand for electrical power may exceed the designated electrical capacity in these centers. As electrical power is a limiting factor in certain data centers, the ability to fully utilize those data centers may be limited. The availability of sufficient power may also pose a risk to the successful operation of new data centers. The ability to increase the power capacity is dependent upon several factors including, but not limited to, the local utility's ability to provide additional power, the length of time required to provide such power, and/or whether it is feasible to upgrade the electrical infrastructure of the data centers to deliver additional power to customers. Although the Company is currently designing and building to a very high power specification, there is a risk that demand will continue to increase and some of the data centers could become obsolete sooner than expected.
The Company's profitability could be adversely affected if demand for data center services is overestimated or underestimated.

Acquisition and development of new data center space requires significant resources and careful consideration of the demand for such services in future periods. If demand for data center services is underestimated, loss of sales opportunities may result from having insufficient available capacity to meet a customer's needs. If demand for data center services is overestimated, more data center space than is needed may be built or leased, resulting in higher operating costs and reduced profitability. To

Form 10-K Part I	Cincinnati Bell Inc.

mitigate these risks, expansion plans are continuously monitored against industry trends and customer demand. The goal is to incrementally build new space or expand existing facilities to manage capital expenditures and operating costs, or seek options in long-term leases to add additional space in future periods. Recently, the Company purchased land and buildings to expand data center capacity in 2012. If the demand for data center services has been misjudged, profitability could decline in future periods, and the investment returns may not be sufficiently high.
The long sales cycle for data center services may materially affect the data center business and results of its operations.
A customer’s decision to lease space in one of the Company’s data centers and to purchase additional services typically involves a significant commitment of resources, significant contract negotiations regarding the service level commitments, and significant due diligence on the part of the customer regarding the adequacy of the Company’s facilities, including the adequacy of carrier connections. As a result, the sale of data center space has a long sales cycle. Furthermore, the Company may expend significant time and resources in pursuing a particular sale or customer that may not result in revenue. Delays and failures in the data center sales cycle may have a material adverse effect on the Data Center Colocation segment and results of its operations.
The Company’s failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues and/or increased costs.
The Company’s agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits for their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events, may result in a disruption of services. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company’s ability to attract and retain customers, which would adversely affect both the Company’s ability to generate revenues and operating results.
The data center business could be harmed by prolonged electrical power outages or shortages, increased costs of energy, or general lack of availability of electrical resources.
Data centers are susceptible to regional costs of power, power outages and shortages, and limitations on the availability of adequate power resources. The Company attempts to limit exposure to system downtime by using backup generators and power supplies. However, the Company may not be able to limit the exposure entirely in future occurrences even with those protections in place. In addition, global fluctuations in the price of power can increase the cost of energy, and although contractual price increase clauses may exist and, in some cases, the data center customer pays directly for the cost of power, the Company may not be able to pass all of these increased costs on to customers, or the increase in power costs may impact additional sales of data center space.
The Company’s failure to effectively integrate its acquisition of CyrusOne could result in an inability to realize the anticipated benefits of the purchase and adversely affect the Company’s business and operating results.
The Company’s acquisition of CyrusOne involves the integration of two companies that had previously operated independently, which is challenging and time-consuming. The process of integrating CyrusOne, a previously privately-held company, into the Company, a publicly traded company, could result in the loss of key employees, the disruption of its ongoing businesses, or inconsistencies in the respective standards, controls, procedures, and policies of the two companies, any of which could adversely affect the Company’s ability to maintain relationships with customers, suppliers, and employees. In addition, the successful combination of the companies will require the Company to dedicate significant management resources and to potentially expend additional funds for additional staffing, resources and control procedures, all of which could temporarily divert attention from the day-to-day business of the combined company. If the Company fails to complete an effective integration of CyrusOne into the Company, anticipated growth in revenue, profitability, and cash flow resulting from the purchase of CyrusOne could be adversely affected.
The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets.
As of December 31, 2011, the Company had net deferred income taxes of $453.7 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $394.3 million and state and local net operating loss carryforwards of $59.6 million. The Company has recorded valuation allowances against deferred tax assets

Form 10-K Part I	Cincinnati Bell Inc.

related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit, and future cash flows could be adversely affected.
A few large customers account for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from one or more of these large customers could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance. Contracts with customers may not sufficiently reduce the inherent risk that customers may terminate or fail to renew their relationships with the Company. As a result of customer concentration, the Company’s results of operations and financial condition could be materially affected if the Company lost one or more large customers or if services purchased were significantly reduced. If one or more of the Company’s larger customers were to default on its accounts receivable obligations, the Company could be exposed to potentially significant losses in excess of the provisions established. This could also negatively impact the available capacity under the accounts receivable facility.
The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers.
The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology and call center functions are performed by third-party providers, network equipment is purchased from and maintained by vendors, data center space is leased from landlords, and the Company is dependent on third-parties to provide internet connectivity to certain of the data centers.
Certain of the data centers are dependent upon third-party telecommunication companies to provide network connectivity. Any carrier may elect not to offer its services within the data centers, and any carrier that has decided to provide internet connectivity to our data centers may elect not to continue to do so for any period of time. Furthermore, some carriers are experiencing business difficulties or have announced consolidations and may be forced to downsize or terminate connectivity within the data centers, which could have an adverse affect on the business.
In addition, almost half of the wireless towers used by CBW are managed by a single independent service provider.
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
The business could be negatively impacted by cybersecurity threats.

Cybersecurity threats could adversely affect the wireline or wireless networks, the electronic payment system, or the corporate network. Such threats could result in disruption of customer service, unauthorized access to or misappropriation of confidential customer data, or damage to our internal network. Preventative measures in place to mitigate such risks include use of dedicated private networks, strong user names and passwords, intrusion protection systems, anti-virus software, and encryption and authentication technology. Weekly system scans are performed on the most critical systems to identify potential vulnerabilities. These events could disrupt operations, result in a loss of customers, lead to adverse publicity, or require significant amounts of capital to remedy the cybersecurity breach.

Form 10-K Part I	Cincinnati Bell Inc.

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
Future declines in the fair value of the Company's wireless licenses could result in future impairment losses.
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
The Company reviews for potential impairments to its wireless licenses annually, or more frequently, when there is evidence that events or changes in circumstances indicate that an impairment condition may exist. A significant impairment loss, most likely resulting from reduced cash flow, could have a material adverse effect on the Company’s operating income and on the carrying value of the wireless licenses on the balance sheet.
The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition.
The uncertain economic environment could have an adverse effect on the Company's business and financial liquidity. The Company's primary source of cash is customer collections. If economic conditions were to worsen, some customers may cancel services or have difficulty paying. These conditions could result in lower revenues and increases in the allowance for doubtful accounts, which would negatively affect the results of operations. Furthermore, the sales cycle could be further lengthened if business customers slow spending or delay decision-making on the Company's products and services, which could adversely affect revenues. If competitors lower prices as a result of economic conditions, the Company could also experience pricing pressure. If the economies of the U.S. and the world deteriorate, this could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
In addition, investment returns of the Company’s pension funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. Future investment losses could cause a further decline in the value of plan assets, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. If the Company incurs future investment losses or future investment gains that are less than expected, or if medical and prescription drug costs increase significantly, the Company would expect to face even higher annual net pension and postretirement costs.
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

Form 10-K Part I	Cincinnati Bell Inc.

increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $200 million of estimated cash contributions to its qualified pension plans for the years 2012 to 2019, of which $30 million is expected to be contributed in 2012. Further, adverse changes to plan assets could require the Company to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.
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
The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property, and in connection with the current and historical use of hazardous materials and other operations at its sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations, and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles. In addition, a few sites currently contain underground fuel tanks for back-up generator use, and many of the Company’s sites have aboveground fuel tanks for similar purposes.
Item 1B. Unresolved Staff Comments
None.

Form 10-K Part I	Cincinnati Bell Inc.

Item 2. Properties
Cincinnati Bell Inc. and its subsidiaries own or maintain properties in Ohio, Texas, Kentucky, Indiana, Michigan, Illinois, Arizona, England and Singapore. Principal office locations are in Cincinnati, Ohio and Houston, Texas.
The property of the Company comprises telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas, and data center facilities. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.
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
In its wireless operations, CBW both owns and leases the locations that house its switching and messaging equipment. CBW leases substantially all of its tower sites, primarily from tower companies and other wireless carriers. CBW’s tower leases are typically either for a fixed 20-year term ending in December 2029 or renewable on a long-term basis at CBW’s option, both with predetermined rate escalations. In addition, CBW leases 13 company-run retail locations.
As of December 31, 2011, the Data Center Colocation segment operated the following data center facilities:

			Data Center
			Colocation
Market	Owned	Leased	(sq. ft. in thousands)
Cincinnati	4	2	437
Houston	2	1	153
Dallas	—	4	124
Austin	—	1	15
Other	1	5	34
	7	13	763
As of December 31, 2011, the Data Center Colocation segment also owned certain properties for future development into data centers, including 40 acres of land in Phoenix, Arizona and 10 acres of land along with a 127,000 square foot building in San Antonio, Texas. In January 2012, the Company purchased a 700,000 square foot building on 30 acres of land in Dallas, Texas for redevelopment into a data center.
The data centers provide power, environmental controls, high-speed and high-bandwidth point-to-point optical network connections, and 24-hour monitoring of the customer’s computer equipment. The Company’s lease of certain data center facilities represents the "lease of the building shell", and the capital expenditures required to transform the leased building shells into top-tier data centers represent amounts that are several times the value of the leased building shells. The Data Center Colocation segment also has leased office space in its markets.
For additional information about the Company’s properties, see Note 5 to the Consolidated Financial Statements.

Form 10-K Part I	Cincinnati Bell Inc.

Item 3. Legal Proceedings
Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred, or to estimate the ultimate or minimum amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time.
On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and that the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson & Co., various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. On September 20, 2011, the court denied the motion to dismiss the officer and director defendants, which sought dismissal for failure to make demand on the directors and for failure to state a claim. On September 26, 2011, the court denied plaintiff's motion for preliminary injunction, which sought an injunction enjoining the directors from effectuating the 2010 executive compensation plan and the imposition of a constructive trust. On October 4, 2011, the officer and director defendants filed a motion to dismiss the action for lack of subject matter jurisdiction. That motion has not been ruled upon by the court. The officer and director defendants believe the suit is without merit and intend to vigorously defend against it.
Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants and the Company as a nominal defendant, assert allegations similar to those asserted in the federal court action, and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. On August 11, 2011, the state court actions were consolidated under Case No. A1105305. On November 1, 2011, Plaintiff Raul filed a Second Amended Verified Shareholder Derivative Complaint ("State Court Action"). On November 29, 2011, the director and officer defendants filed a motion to dismiss the State Court Action, for failing to make demand on the directors and failing to state a claim. On the same day, Plaintiff Raul filed a motion seeking preliminary approval of the proposed settlement and notice to shareholders.
On December 20, 2011, Cincinnati Bell Inc. and the other defendants entered into a Stipulation and Agreement of Settlement (the "Settlement Agreement") with the plaintiff in the State Court Action. On January 13, 2012, the Hamilton County, Ohio, Court of Common Pleas entered a preliminary approval order approving the Settlement Agreement. The terms of the settlement are set forth in the Stipulation and include (1) a variety of corporate governance changes to be initiated by the Company and the Compensation Committee of the Board of Directors, that, among other things, more clearly communicate the Company's executive compensation practices to its shareholders, thus assisting the Company's shareholders' understanding of how these policies are applied to covered employees; and (2) payment of plaintiff's counsel's attorney fees and expenses. The settlement is specifically contingent on the entry of a final order and judgment of the Court approving the settlement and dismissing the action with prejudice. The Court has scheduled a fairness hearing for April 16, 2012 to determine whether to approve the proposed settlement and dismiss all claims.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all claims will not individually, or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

Form 10-K Part II	Cincinnati Bell Inc.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2011	High	$3.12	$3.32	$3.60	$3.28
	Low	$2.46	$2.64	$2.84	$2.80
2010	High	$3.62	$3.74	$3.08	$2.81
	Low	$2.73	$2.98	$2.30	$2.34
(b) Holders
As of January 31, 2012, the Company had 12,610 holders of record of the 196,589,670 outstanding common shares and the 155,250 outstanding shares of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
The Company paid dividends on the 6 3/4% Cumulative Convertible Preferred Stock on a quarterly basis for each of 2011 and 2010. The Company did not pay any common stock dividends for the years ended December 31, 2011 and 2010 and does not currently intend to pay dividends on its common stock for the foreseeable future.
(d) Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2011 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted-average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	16,855,474	(1)	$3.57	6,955,209
Equity compensation plans not approved by security holders	249,276	(2)	—	—
Total	17,104,750		$3.57	6,955,209

(1)
Includes 14,152,401 outstanding stock options and stock appreciation rights not yet exercised, 871,880 shares of time-based restricted stock, and 1,831,193 shares of performance-based awards, restrictions on which have not expired as of December 31, 2011. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.

(2)
The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2004, the directors received an annual award of phantom stock equivalent to a number of common shares. Subsequent to 2004, the annual award is the equivalent of 6,000 common shares. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2011 is approximately 14,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee

Form 10-K Part II	Cincinnati Bell Inc.

director, except if he or she dies while serving as a member of the Board of Directors.
(e) Stock Performance
The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2006 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P® Integrated Telecommunications Services Index.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31 2006 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Cincinnati Bell Inc.
S&P 500
S&P Integrated Telecommunication Services

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Cincinnati Bell Inc.	$100	$104	$42	$75	$61	$66
S&P 500	$100	$105	$66	$84	$97	$99
S&P Integrated Telecommunication Services	$100	$118	$89	$94	$112	$121

Copyright © 2012 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(f) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
12/1/2011 - 12/31/2011	249,308	$3.05	249,308	129.2

*
In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company may repurchase shares when management believes the share price offers an attractive value and to the extent its available cash is not needed for data center growth and other opportunities. This new plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data
The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2011	2010 (a)	2009	2008	2007
Operating Data
Revenue	$1,462.4	$1,377.0	$1,336.0	$1,403.0	$1,348.6
Cost of services and products, selling, general and administrative, depreciation, and amortization expense	1,139.9	1,054.9	1,030.7	1,078.7	1,026.4
Other operating costs and losses (b)	63.0	22.8	9.8	19.1	39.8
Operating income	259.5	299.3	295.5	305.2	282.4
Interest expense	215.0	185.2	130.7	139.7	154.9
Loss (gain) on extinguishment of debt	—	46.5	10.3	(14.1)	0.7
Net income	$18.6	$28.3	$89.6	$102.6	$73.2
Earnings per common share
Basic	$0.04	$0.09	$0.37	$0.39	$0.25
Diluted	$0.04	$0.09	$0.37	$0.38	$0.24
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	196.8	201.0	212.2	237.5	247.4
Diluted	200.0	204.0	215.2	242.7	256.8

Financial Position
Property, plant and equipment, net	$1,400.5	$1,264.4	$1,123.3	$1,044.3	$933.7
Total assets	2,714.7	2,653.6	2,064.3	2,086.7	2,019.6
Total long-term obligations (c)	3,073.5	2,992.7	2,395.1	2,472.2	2,369.6

Other Data
Cash flow provided by operating activities	$289.9	$300.0	$265.6	$403.9	$308.8
Cash flow used in investing activities	(244.7)	(675.5)	(93.8)	(250.5)	(263.5)
Cash flow (used in) provided by financing activities	(48.8)	429.8	(155.5)	(172.8)	(98.6)
Capital expenditures	(255.5)	(149.7)	(195.1)	(230.9)	(233.8)

(a)	Results for 2010 include the acquisition of CyrusOne from the acquisition date of June 11, 2010 to the end of the year. See Note 3 to the Consolidated Financial Statements.

(b)
Other operating costs and losses consist of restructuring charges, acquisition costs, curtailment losses (gains), goodwill impairment, asset impairments, gain/loss on sale of assets, and an operating tax settlement.

(c)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities. See Notes 7, 10 and 11 to the Consolidated Financial Statements for discussion related to 2011 and 2010.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement," for further information on forward-looking statements.

Executive Summary
Cincinnati Bell Inc. and its consolidated subsidiaries (the "Company" or "we") is a full-service regional provider of data and voice communications services over wireline and wireless networks, a full-service provider of data center colocation and related managed services, and a reseller of IT and telephony equipment.
In 2011, we continued to execute on our strategy of becoming the preferred global data center colocation provider to the Fortune 1000. We expanded our data center capacity by 124,000 square feet, including international markets of London and Singapore, and sold 110,000 square feet. Customer demand for outsourced data center services is expected to be strong in future years. We plan to further grow operations in 2012 by expanding existing data center facilities and building new facilities in new geographies, such as Phoenix and San Antonio.
Revenues generated from our fiber-based Fioptics products, including voice, internet, and entertainment services, grew by $18.9 million in 2011. However, revenue from traditional wireline services continue to decline as customers seek out alternative technologies to a traditional landline. Our wireless service revenue also declined in 2011 as competition for these customers continues to be quite intense. Significant operating cost savings were realized in 2011 from sourcing and other cost-saving initiatives.
Cash flows from operations in 2011 were largely utilized to fund the expansion of our data center business and Fioptics services. The Company has no bond or bank debt maturities until 2015, and approximately 90% of our debt maturities are due in 2017 and after. Given that the Company has no debt maturities to repay in the next several years, the Company plans to invest further in its data center colocation operations, including capital expenditures, acquisitions, and working capital, both within and outside its traditional operating territory as we execute on our strategic plan of becoming the preferred global data center colocation provider.
Highlights for 2011 were as follows:

Data Center Colocation

Data Center Colocation revenue increased by 47% in 2011 to $184.7 million, primarily due to the acquisition of CyrusOne in June 2010 and new business earned. Operating income for the year totaled $46.4 million, an increase of $12.2 million over 2010, which was also primarily due to the increase in operating income generated by CyrusOne. Total data center capacity increased by 19% from the prior year to 763,000 square feet as of December 31, 2011, compared to the prior year total of 639,000 square feet of available space. Utilization remained high at 88% for 2011, consistent with the 2010 utilization.

Data Center Colocation spent $118.5 million on capital expenditures in 2011 to build 124,000 square feet of data center space, supporting the continued high growth of this segment.

Wireline

Wireline revenue decreased 1% to $732.1 million due to reductions in voice revenue caused by continued ILEC access line losses. The Company was able to partially offset the access line losses through increased Fioptics and VoIP revenues. The Company ended the year with 621,300 total access lines, a loss of 8% compared to 674,100 access lines at December 31, 2010 and consistent with the 2010 losses.

Fioptics continued to show strong growth during 2011, and as of December 31, 2011, the Company now “passes” and is able to provide its Fioptics services to 134,000 units, about 20% of Greater Cincinnati. The Company had 39,600 entertainment customers as of December 31, 2011, an increase of 41% compared to the end of 2010. The Company also provided and bundled internet and voice service with Fioptics, resulting in 39,300 high-speed internet customers and 29,200 voice customers on Fioptics at the end of 2011. Importantly, the Company's penetration rate of consumer units passed with Fioptics was more

Form 10-K Part II	Cincinnati Bell Inc.

than 30% within twelve months of deploying Fioptics in a particular area, providing appropriately strong returns for this investment.

The decrease in access lines required additional cost reduction programs, resulting in restructuring charges of $7.7 million in 2011. These restructuring charges included future lease costs on abandoned office space, workforce reductions to address decreasing Wireline revenue, and the integration of certain functions of the Wireline and IT Services and Hardware segments.

Wireline operating income of $228.5 million declined by $5.0 million compared to 2010 as the revenue decrease from access line losses more than offset the cost reduction initiatives.

Wireless

Wireless service revenue of $252.4 million in 2011 decreased by 6% compared to 2010, primarily due to 50,000 fewer subscribers. The Company believes it continued to lose subscribers in 2011 due, in part, to customer preference for competitor smartphones, such as the iPhoneTM. During 2011, the Company continued to focus its marketing and other resources on acquiring new subscribers who use smartphones, which led to an increase of smartphone postpaid subscribers of 10% to 106,000 subscribers at December 31, 2011 compared to 96,000 subscribers at December 31, 2010. Smartphone subscribers now represent 34% of the Company's postpaid subscribers and have contributed to increased data revenue per subscriber (e.g., text messaging, emails, and internet service), which partly offset a decline in voice revenue. The Company earned $14.54 per month on average from postpaid subscribers for data service in 2011 compared to $11.69 in 2010.

Wireless operating income of $3.3 million declined by $53.0 million compared to 2010. The decrease in operating income is primarily the result of a goodwill impairment charge of $50.3 million.

IT Services and Hardware

Sales of telecom and IT equipment totaled $206.0 million during 2011, an 18% increase from 2010. This increase was primarily due to increased capital spending by business customers as the economy continued to improve in 2011. Professional and managed service revenues increased by $14.7 million in 2011 as customers continued to expand upon IT outsourcing and consulting projects.

Operating income increased by $5.5 million in 2011, as a result of margin on higher revenues, lower restructuring charges, and cost reductions.

Consolidated Results of Operations
2011 Compared to 2010
Service revenue was $1,250.8 million in 2011, an increase of $51.5 million compared to 2010. Data center revenue increased by $59.4 million, due to expansion of data center facilities and the acquisition of CyrusOne in 2010. Professional and managed services revenue increased by $14.7 million in 2011. Partially offsetting these increases, wireless service revenue declined by $16.8 million in 2011. Growth in Fioptics, VoIP and audio conferencing service revenue was largely offset by declines in local voice, long distance and DSL revenues.
Product revenue totaled $211.6 million in 2011, an increase of $33.9 million, or 19%, compared to 2010. Sales of telecommunications and IT hardware grew by $31.1 million compared to 2010, which reflects increased spending by business customers.
Cost of services was $464.3 million in 2011 compared to $413.9 million in 2010, an increase of $50.4 million, or 12%. Payroll and payroll related costs increased by $20.1 million compared to 2010 due to overtime as well as personnel added to support growth in IT services and data center operations. Other data center costs increased by $18.7 million primarily due to expansion of data center facilities and the acquisition of CyrusOne in 2010. Network costs increased by $7.2 million in 2011 due to growth in Fioptics, audio conferencing and VoIP services, and increased data usage. Contract services increased by $2.3 million in 2011 primarily due to a large number of telephony installations and out-of-territory support performed by outside contractors.
Cost of products sold was $213.0 million in 2011 compared to $190.6 million in the prior year, an increase of $22.4 million, or 12%. This increase resulted from higher sales of telecommunications and IT hardware in 2011.

Form 10-K Part II	Cincinnati Bell Inc.

Selling, general and administrative ("SG&A") expenses were $263.1 million in 2011, a decrease of $7.8 million, or 3%, compared to 2010. Lower payroll expense, contract services, advertising and bad debt expense were incurred in 2011 compared to the prior year. Partially offsetting these savings were higher legal and consulting costs and non-employee commissions. Also, the release of a previously established indemnification liability lowered 2011 SG&A costs by $1.2 million.
Depreciation and amortization was $199.5 million in 2011, an increase of $20.0 million compared to the prior year. Higher depreciation and amortization was incurred in 2011 due to tangible and intangible assets acquired with CyrusOne in June 2010, as well as the expansion of several data center facilities.
Restructuring charges were $12.2 million in 2011 compared to $13.7 million in the prior year. In both years, restructuring charges included costs associated with employee separations, lease abandonments and contract terminations. In 2011, pension curtailment losses of $4.2 million resulted from reductions in future pension service credits which arose from a new contract with bargained employees. In 2011, the sale of assets associated with our home security monitoring business resulted in a gain of $8.4 million. In 2011, goodwill impairment losses of $50.3 million were recorded related to the Wireless segment. Asset impairment losses, excluding goodwill, were $2.1 million in 2011, resulting from abandonment of certain facilities, equipment, and capital projects. No asset impairment losses were recorded in 2010. Acquisition costs of $2.6 million were incurred in 2011, as acquisition opportunities were investigated in 2011, but none were completed. In 2010, acquisition costs of $9.1 million were incurred due to the completion of the CyrusOne acquisition.
Interest expense was $215.0 million in 2011 compared to $185.2 million in 2010, an increase of $29.8 million. Average debt outstanding was higher in 2011 compared to the prior year primarily due to the acquisition of CyrusOne. In addition, the average interest rate on outstanding debt was also higher in 2011. In 2010, a loss on debt extinguishment of $46.5 million was recognized upon the refinancing of the Company's 8 3/8% Senior Notes due 2014 and repayment of the Tranche B Term Loan.
Income tax expense was $25.0 million in 2011 compared to $38.9 million in the prior year. The lower tax provision reflects a decrease in pre-tax income in 2011 and the effects of one-time discrete adjustments related to 2010. The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the "Broadband Securities") or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax refunds of $1.2 million in 2011.

2010 Compared to 2009
Service revenue was $1,199.3 million in 2010, an increase of $29.4 million compared to 2009. Data center revenues increased by $53.5 million primarily due to the acquisition of CyrusOne in June 2010. Professional and managed services increased by $9.6 million compared to 2009. These increases were partially offset by declines in local voice revenues from access line losses and wireless service revenues from lower postpaid subscribers.
Product revenue was $177.7 million in 2010, up $11.6 million compared to 2009. The increase was primarily related to improved sales of IT hardware of $13.8 million, driven by higher spending by customers. This increase was partially offset by lower wireless equipment revenues due to lower subscriber activations and fewer handset upgrades.
Cost of services was $413.9 million in 2010, up $7.8 million, or 2%, compared to 2009. IT Services and Hardware and Data Center Colocation costs increased to support growth in their respective operations. Wireline network costs increased primarily to support growth in VoIP and Fioptics revenues. These increases were offset by decreases in Wireless network and roaming costs.
Cost of products sold was $190.6 million in 2010, an increase of $5.7 million from the prior year. Sales of telecommunications and IT hardware increased cost of products by $10.9 million in 2010, primarily offset by lower handset subsidies of $5.0 million compared to 2009.
SG&A expenses were $270.9 million in 2010 compared to $274.8 million in the prior year, a decrease of $3.9 million compared to 2009. This decrease was related to lower bad debt and advertising expenses, lower commissions, and decreased costs from third-party service providers. These were offset by higher payroll and employee related costs to support growing operations and the acquisition of CyrusOne in June 2010.
Depreciation and amortization was $179.5 million in 2010, up $14.6 million compared to 2009. Higher depreciation and amortization was incurred in 2010 due to tangible and intangible assets acquired with CyrusOne.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring charges were $13.7 million in 2010 and $12.6 million in 2009. In both periods, restructuring activities consisted of actions to reduce operating costs and to integrate certain operations. Employee separation costs and special termination benefits were $8.7 million in 2010 and $12.6 million in 2009. Lease abandonment costs were $3.5 million and costs to terminate contracts in conforming the sales commission plans in our data center business were $1.4 million in 2010, with no such costs in 2009. In 2009, a curtailment gain was recognized due to changes in the management pension and postretirement plans.
Acquisition costs of $9.1 million in 2010 represent costs incurred due to the acquisition of CyrusOne. During 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton, Ohio operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.
Interest expense increased to $185.2 million in 2010 compared to $130.7 million in 2009. The increase compared to the prior year is primarily attributable to higher debt balances to fund the acquisition of CyrusOne and higher interest rates on recently refinanced debt.
The loss on extinguishment of debt of $46.5 million in 2010 was due to the redemption of the Company’s 8 3/8% Senior Subordinated Notes due 2014 and the repayment of the Tranche B Term Loan. The loss on extinguishment of debt of $10.3 million for 2009 was primarily due to the redemption of the Company’s 7 1/4% Senior Notes due 2013 and was partially offset by a gain on extinguishment of a portion of the Company’s 7 1/4% Senior Notes due 2023 and Cincinnati Bell Telephone Notes at an average discount of 24%. See Note 7 to the Consolidated Financial Statements for further details.
Income tax expense decreased from $64.7 million in 2009 to $38.9 million in 2010 primarily due to lower pretax income and a $7.0 million tax benefit associated with a change in valuation allowance on state deferred tax assets that are expected to be utilized as a result of the CyrusOne acquisition. These decreases were partially offset by a $6.5 million charge related to tax matters associated with the refinancing of the 8 3/8% Subordinated Notes and an approximate $4 million charge related to a tax law change that now requires the application of federal income taxes against the retiree Medicare drug subsidy received by the Company.

Discussion of Operating Segment Results
The Company manages its business based upon products and service offerings. At December 31, 2011, we operated four business segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline
The Wireline segment provides local voice telephone service and custom calling features, and data services, including high-speed internet access, dedicated network access, ATM — Gig-E based data transport, and dial-up internet access to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an ILEC in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio. CBT’s network has full digital switching capability and can provide data transmission services to approximately 96% of its in-territory access lines via DSL.
Outside of the ILEC territory, the Wireline segment provides these services through CBET, which operates as a CLEC in the communities north of CBT’s operating territory including the Dayton, Ohio market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. The Wireline segment links the Cincinnati and Dayton, Ohio geographies through its SONET, which provides route diversity via two separate paths.
In 2011, the Company continued to expand its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. Fioptics now passes 134,000 addresses, about 20% of Greater Cincinnati, and has 39,600 Fioptics entertainment customers.
The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and MPLS, and payphone services.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline continued
			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2011	2010	2011 vs. 2010	2011 vs. 2010		2009	2010 vs. 2009	2010 vs. 2009
Revenue:
Voice - local service	$280.3	$311.9	$(31.6)	(10)%		$347.7	$(35.8)	(10)%
Data	291.5	283.3	8.2	3%		284.3	(1.0)	0%
Long distance and VoIP	111.3	104.4	6.9	7%		97.1	7.3	8%
Entertainment	26.6	16.7	9.9	59%		7.7	9.0	117%
Other	22.4	26.2	(3.8)	(15)%		26.3	(0.1)	0%
Total revenue	732.1	742.5	(10.4)	(1)%		763.1	(20.6)	(3)%
Operating costs and expenses:
Cost of services and products	270.0	256.8	13.2	5%		251.6	5.2	2%
Selling, general and administrative	126.7	140.1	(13.4)	(10)%		147.0	(6.9)	(5)%
Depreciation and amortization	102.4	103.9	(1.5)	(1)%		103.9	—	0%
Restructuring charges	7.7	8.2	(0.5)	(6)%		12.6	(4.4)	(35)%
Curtailment loss (gain)	4.2	—	4.2	n/m		(7.6)	7.6	n/m
Gain on sale of assets	(8.4)	—	(8.4)	n/m		—	—	n/m
Impairment of assets	1.0	—	1.0	n/m		—	—	n/m
Total operating costs and expenses	503.6	509.0	(5.4)	(1)%		507.5	1.5	0%
Operating income	$228.5	$233.5	$(5.0)	(2)%		$255.6	$(22.1)	(9)%
Operating margin	31.2%	31.4%		(0.2)	pts	33.5%		(2.1)	pts
Capital expenditures	$112.6	$98.6	$14.0	14%		$133.0	$(34.4)	(26)%
Metrics information (in thousands):
Local access lines	621.3	674.1	(52.8)	(8)%		723.5	(49.4)	(7)%
High-speed internet subscribers
DSL subscribers	218.0	228.9	(10.9)	(5)%		233.8	(4.9)	(2)%
Fioptics internet subscribers	39.3	27.2	12.1	44%		13.8	13.4	97%
	257.3	256.1	1.2	0%		247.6	8.5	3%
Long distance lines	447.4	482.8	(35.4)	(7)%		508.3	(25.5)	(5)%
Fioptics entertainment subscribers	39.6	28.1	11.5	41%		15.2	12.9	85%
2011 Compared to 2010
Revenues
Voice local service revenue includes local service, value added services, digital trunking, switched access, and information services. Voice local service revenue was $280.3 million in 2011, down $31.6 million, or 10%, compared to 2010. These revenues have declined primarily due to fewer local access lines in use. Access lines were 621,300 at December 31, 2011, down 52,800, or 8%, compared to a year earlier. The decline in access lines resulted from several factors, including customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and LAN interconnection services. Data revenue was $291.5 million in 2011, up $8.2 million, or 3%, compared to 2010. Revenue from Fioptics high-speed internet service increased to $15.8 million in 2011, up from $10.2 million in the prior year. As of December 31, 2011, high-speed internet Fioptics customers were 39,300, which is 44% higher than a year ago. LAN service revenue also increased by $5.6 million on a year-over-year basis. Lower DSL revenue partially offset these increases. DSL subscribers of 218,000 at the end of 2011 decreased by 5% from 2010.
Long distance and VoIP revenue was $111.3 million in 2011, an increase of $6.9 million, or 7%, compared to 2010. In 2011, both audio conferencing and VoIP services increased due to a larger number of subscribers and higher usage. Partially offsetting this favorable trend, long distance residential revenue declined by $4.1 million in 2011. As of December 31, 2011,

Form 10-K Part II	Cincinnati Bell Inc.

long distance subscriber lines were 447,400, a 7% decrease compared to a year earlier. Long distance subscriber lines have declined as consumers opt to utilize wireless and VoIP services.
Entertainment revenue was $26.6 million in 2011, up $9.9 million, or 59%, compared to the prior year due to growth in Fioptics subscribers. As of December 31, 2011, Fioptics entertainment subscribers were 39,600, up 41% from a year ago. The Company continues to expand its Fioptics service area as there is strong consumer demand for this service.
Other revenue was $22.4 million in 2011, down $3.8 million compared to the prior year. The sale of the Company's home security monitoring business decreased revenues by $2.1 million in 2011. Fewer wire installation jobs also contributed to lower revenues compared to the prior year.
Costs and Expenses
Cost of services and products was $270.0 million in 2011, an increase of $13.2 million, or 5%, compared to 2010. Payroll related costs and contract services were up $6.6 million and $2.7 million, respectively, primarily due to overtime associated with the start-up of Fioptics IPTV, as well as higher volumes of repair work resulting from record rainfall in our operating territory. Network costs also increased by $6.0 million in 2011 compared to last year as a result of growth in audio conferencing, VoIP, and Fioptics services.
SG&A expenses were $126.7 million in 2011, down $13.4 million, or 10% compared to the prior year. Payroll and other employee related costs were down $10.1 million due to lower headcount. Contract services and advertising costs were down $2.8 million and $1.5 million, respectively, compared to 2010. Partially offsetting these favorable variances, legal and consulting costs and non-employee commissions were higher in 2011.
Depreciation and amortization was $102.4 million in 2011, which was down $1.5 million compared to the prior year.
Restructuring charges were $7.7 million in 2011 compared to $8.2 million in the prior year. The Company continues to manage the cost structure of this business. Employee separation costs were $3.5 million in 2011 and $4.9 million in 2010. Lease abandonment costs were $2.5 million and $3.3 million in 2011 and 2010, respectively. Contract termination costs were $1.7 million in 2011, with no such costs incurred in the prior year.
The sale of substantially all the assets associated with our home security monitoring business in 2011 resulted in a gain of $8.4 million. Curtailment losses of $4.2 million were recognized from the reduction of future pension benefits for certain bargained employees. Asset impairment losses were $1.0 million in 2011, with no such losses in 2010. Asset impairment losses arose from abandoned leasehold improvements related to vacated office space and the write-down to fair value of certain assets held for sale.
Capital Expenditures
Capital expenditures are incurred to maintain the wireline network, expand the Company's Fioptics product suite, and upgrade its DSL network. Capital expenditures were $112.6 million in 2011, up $14.0 million from 2010. Spending to expand the Company's Fioptics service area increased by $22.1 million from 2010 to 2011. At December 31, 2011, the Company's Fioptics service passes 134,000 units. The increased spending was offset by lower spending in the expanded VoIP service areas.

2010 Compared to 2009
Revenues
Voice local service revenue was $311.9 million in 2010, a decrease of 10% compared to the prior period. The decrease in revenue was driven by a decrease in the use of local access lines from the prior year. Access lines decreased by 49,400, or 7%.
Data revenue was $283.3 million in 2010, which was essentially flat compared to the same period in 2009. As of December 31, 2010, the Company had 27,200 high-speed internet Fioptics subscribers, which is a 13,400 subscriber, or 97%, increase, from the December 31, 2009 total of 13,800 subscribers. These increases were primarily offset by lower DSL revenue resulting from a decline in subscribers and average revenue per subscriber.
Long distance and VoIP revenue was $104.4 million in 2010, an increase of $7.3 million, or 8%, compared to 2009. The increase was primarily attributable to an increase in VoIP and audio conferencing services provided to additional subscribers. This increase was partially offset by a 5% decrease in long distance subscriber lines, which is consistent with the local voice access line loss.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment revenue was $16.7 million in 2010, up $9.0 million, or 117%, compared to 2009. Fioptics entertainment revenue grew by $7.5 million compared to the same period in 2009. Fioptics entertainment subscribers totaled 28,100 at December 31, 2010, an increase of 85% compared to December 31, 2009. The increase in entertainment subscribers is related to expansions of the Fioptics network and high customer demand.
Other revenue was $26.2 million for 2010, substantially the same as 2009.
Costs and Expenses
Cost of services and products was $256.8 million, an increase of $5.2 million, or 2%, versus 2009. The increase was primarily driven by higher network costs to support growth in VoIP and Fioptics revenues, higher operating taxes and higher costs associated with employee healthcare benefits. These expenses were offset by a decrease in costs from lower wages and less pension and postretirement costs.
SG&A expenses were $140.1 million, a decrease of $6.9 million, or 5%, versus a year ago. The decrease was primarily due to a $4.1 million decrease in bad debt expense, decreases in costs from third-party service providers and lower advertising expenses.
Depreciation and amortization was $103.9 million in 2010, flat as compared to a year ago.
Restructuring charges in 2010 were $8.2 million, a decrease of $4.4 million compared to the prior year. Restructuring charges in 2010 were from employee separation obligations of $4.9 million and future lease costs on abandoned office space of $3.3 million. Restructuring expenses for 2009 resulted from employee separation obligations and amortization of pension and postretirement special termination benefits related to early retirement offers. A curtailment gain of $7.6 million was also recognized in 2009. See Notes 10 and 11 to the Consolidated Financial Statements for further information.

Capital Expenditures
Capital expenditures were $98.6 million in 2010, a decrease of $34.4 million, or 26%, compared to 2009. The decrease is primarily related to lower capital spending on the fiber network in 2010.

Form 10-K Part II	Cincinnati Bell Inc.

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

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2011	2010	2011 vs. 2010	2011 vs. 2010		2009	2010 vs. 2009	2010 vs. 2009
Revenue:
Postpaid service	$199.2	$214.6	$(15.4)	(7)%		$228.1	$(13.5)	(6)%
Prepaid service	53.2	54.6	(1.4)	(3)%		51.7	2.9	6%
Equipment and other	25.2	20.0	5.2	26%		27.2	(7.2)	(26)%
Total revenue	277.6	289.2	(11.6)	(4)%		307.0	(17.8)	(6)%
Operating costs and expenses:
Cost of services and products	134.2	137.4	(3.2)	(2)%		161.6	(24.2)	(15)%
Selling, general and administrative	55.2	61.1	(5.9)	(10)%		68.2	(7.1)	(10)%
Depreciation and amortization	33.5	33.4	0.1	0%		39.4	(6.0)	(15)%
Restructuring charges	—	1.0	(1.0)	n/m		—	1.0	n/m
Loss on sale of asset	—	—	—	n/m		4.8	(4.8)	n/m
Impairment of goodwill	50.3	—	50.3	n/m		—	—	n/m
Impairment of assets, excluding goodwill	1.1	—	1.1	n/m		—	—	n/m
Total operating costs and expenses	274.3	232.9	41.4	18%		274.0	(41.1)	(15)%
Operating income	$3.3	$56.3	$(53.0)	(94)%		$33.0	$23.3	71%
Operating margin	1.2%	19.5%		(18.3)	pts	10.7%		8.8	pts
Capital expenditures	$17.6	$11.7	$5.9	50%		$34.9	$(23.2)	(66)%
Metrics information:
Postpaid ARPU*	$50.06	$49.79	$0.27	1%		$48.56	$1.23	3%
Prepaid ARPU*	$28.58	$29.58	$(1.00)	(3)%		$28.64	$0.94	3%
Postpaid subscribers (in thousands)	311.0	351.2	(40.2)	(11)%		379.1	(27.9)	(7)%
Prepaid subscribers (in thousands)	148.0	157.8	(9.8)	(6)%		154.0	3.8	2%
Average postpaid churn	2.2%	2.1%		0.1	pts	2.2%		(0.1)	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2011 Compared to 2010
Revenue
Postpaid service revenue was $199.2 million in 2011, a decrease of $15.4 million, or 7%, compared to a year ago. The decrease in postpaid service revenue was driven by an 11% decrease in subscribers, and a decrease in voice minutes of use, partially offset by higher data usage. The Company believes it continued to lose subscribers in 2011 due in part to customer preference for competitor smartphones, such as the iPhoneTM. The Company continued to focus its marketing efforts on smartphones, which promote increased data usage and resulting data ARPU. At December 31, 2011, the Company had 106,000 postpaid smartphone subscribers compared to 96,000 postpaid smartphone subscribers at December 31, 2010, which lead to an

Form 10-K Part II	Cincinnati Bell Inc.

increase of data ARPU from $11.69 in 2010 to $14.54 in 2011. However, total postpaid ARPU remained steady as the decline in voice revenue per subscriber, due to fewer minutes of use, mostly offset the 24% increase in data ARPU.
Prepaid service revenue was $53.2 million in 2011, a decrease of $1.4 million compared to the prior year. Prepaid subscribers were 148,000 at December 31, 2011, a 6% decline from a year earlier, due to aggressive competitor promotions on prepaid service. In response to competitor promotions, the Company also promoted discounted rate plans, which resulted in a 3% decrease in prepaid ARPU compared to to the prior year.
Equipment and other revenue for 2011 increased $5.2 million to $25.2 million in 2011 primarily due to higher revenue per smartphone handset sales to consumers and increased sales to a wholesale distributor.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. These expenses decreased $3.2 million during 2011 versus the prior year period. This decrease was primarily attributable to lower handset subsidies and contract services compared to the prior year, which was partially offset by higher cost of goods sold due to the increase in equipment revenue and higher network operation costs resulting from increased smartphone penetration and data usage. Handset subsidies were lower in 2011 as holiday promotions were less extensive than the prior year.
SG&A decreased $5.9 million in 2011 compared to 2010, primarily due to a $2.8 million decrease in third-party service provider and payroll costs and a $2.6 million decrease in advertising and promotional expenses due to cost reduction initiatives.
Depreciation and amortization was $33.5 million in 2011, essentially flat compared to a year ago. In 2011, Wireless began amortizing its trademark license which added $1.5 million of amortization expense. The increase in amortization was offset by a decrease in depreciation on tangible assets.
In 2011, Wireless recognized a goodwill impairment loss of $50.3 million and asset impairment losses of $1.1 million. The goodwill impairment loss arose from declines in revenues and wireless subscribers. Asset impairments were recognized for canceled capital projects. In 2010, Wireless incurred a $1.0 million restructuring charge primarily for employee separation costs.
Capital Expenditures
Capital expenditures were $17.6 million in 2011, up $5.9 million compared to 2010. During 2011, Wireless deployed software upgrades and incurred additional fiber costs to begin its network upgrade to 4G using HSPA+ technology.

2010 Compared to 2009
Revenue
Postpaid service revenue was $214.6 million for the full year 2010, a decrease of $13.5 million, or 6%, compared to 2009. The decrease in postpaid service revenue was primarily driven by a 7% decrease in subscribers. Postpaid ARPU was $49.79, up $1.23, or 3%, compared to the prior year. Higher data usage substantially offset a decline in voice usage. At December 31, 2010, the Company had 96,000 postpaid smartphone subscribers compared to 83,000 postpaid smartphone subscribers at December 31, 2009, a 16% increase from the same period a year ago. The increase in smartphone subscribers increased data usage, and the Company earned $11.69 of data ARPU in 2010 compared to $10.00 in 2009.
Prepaid service revenue was $54.6 million in 2010, an increase of $2.9 million, or 6%, compared to the same period in 2009. Prepaid subscribers were 157,800 at December 31, 2010, up 2% from a year earlier. The increase in revenue was a result of the increase in subscribers and higher value rate plans, which contributed to an increase in ARPU of $0.94 compared to 2009.
Equipment and other revenue in 2010 was $20.0 million, down $7.2 million compared to 2009. The decrease in equipment revenue of $2.9 million was related to lower subscriber activations and less handset upgrades. Other revenue decreased $4.3 million due to lower tower rent revenue resulting from the sale of wireless towers in December 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Costs and Expenses
Cost of services and products was $137.4 million, a decrease of $24.2 million, or 15%, compared to 2009. The decrease was primarily attributable to a $10.1 million decrease in roaming costs due to renegotiated rates and lower minutes of use, lower handset subsidies of $5.0 million primarily due to lower activations and less handset upgrades, and a $4.3 million decrease in third-party service provider and internal labor costs due to outsourcing and cost reduction initiatives. In addition, the sale of wireless towers in December 2009 also contributed to lower costs in 2010.
SG&A expenses were $61.1 million in 2010, a decrease of $7.1 million, or 10%, compared to 2009. This decrease was primarily due to a $2.9 million decrease in bad debt expense, a $2.9 million decrease in third-party service provider and internal labor costs due to outsourcing and cost reduction initiatives, as well as lower commissions due to decreased revenues.
Depreciation and amortization was $33.4 million for 2010, a $6.0 million decrease as compared to 2009. This decrease was primarily associated with the sale of wireless towers in the fourth quarter of 2009. Amortization expense decreased by $0.5 million from the prior year due to the Company’s accelerated amortization methodology.
In the fourth quarter of 2010, Wireless incurred a $1.0 million restructuring charge primarily for employee separation costs.
During 2009, the Company sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton, Ohio operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum assets of $4.8 million.

Capital Expenditures
Capital expenditures were $11.7 million in 2010, a decrease of $23.2 million, or 66%, compared to 2009, primarily related to lower network spending.

Form 10-K Part II	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides large enterprise customers with outsourced data center operations, including all necessary redundancy, security, power, cooling, and interconnection. On June 11, 2010, the Company acquired CyrusOne, a data center colocation provider based in Texas, for approximately $526 million, net of cash acquired. The Company funded the purchase with borrowings and available cash. See Note 3 to the Consolidated Financial Statements for further information.

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2011	2010	2011 vs. 2010	2011 vs. 2010		2009	2010 vs. 2009	2010 vs. 2009
Revenue	$184.7	$125.3	$59.4	47%		$71.8	$53.5	75%
Operating costs and expenses:
Cost of services	59.7	39.2	20.5	52%		30.1	9.1	30%
Selling, general and administrative	23.8	15.9	7.9	50%		9.7	6.2	64%
Depreciation and amortization	54.8	34.6	20.2	58%		15.0	19.6	131%
Restructuring charges	—	1.4	(1.4)	n/m		—	1.4	n/m
Total operating costs and expenses	138.3	91.1	47.2	52%		54.8	36.3	66%
Operating income	$46.4	$34.2	$12.2	36%		$17.0	$17.2	101%
Operating margin	25.1%	27.3%		(2.2)	pts	23.7%		3.6	pts
Capital expenditures	$118.5	$31.1	$87.4	n/m		$23.0	$8.1	35%
Metrics information:
Data center capacity (in square feet)	763,000	639,000	124,000	19%		446,000	193,000	43%
Utilization rate*	88%	88%		—	pts	87%		1	pt

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

2011 Compared to 2010
Revenue
Data center service revenue consists of recurring colocation rents and nonrecurring revenue for installation of customer equipment. Revenue increased $59.4 million in 2011 as compared to 2010 primarily due to the acquisition of CyrusOne in June 2010 and new business earned in 2011. Changes to the presentation of certain customers' utility billings in 2011 also added $7.6 million to revenues for the year.
The Data Center Colocation business had capacity of 763,000 square feet of data center space at December 31, 2011, up 19% from a year earlier. Data center space was added in the U.S., England, and Singapore. The utilization rate of 88% was consistent with the prior year. Utilized square feet increased from 563,000 square feet at the end of 2010 to 673,000 square feet at the end of 2011, a 20% increase.
Costs and Expenses
Cost of services increased in 2011 compared to 2010 by $20.5 million due to growth in data center revenues and the acquisition of CyrusOne in June 2010. CyrusOne's cost of services increased by $13.4 million compared to the prior year, due to a full year of these costs in 2011 as well as higher operating costs associated with expansion of data center facilities including payroll, utilities and rent. The change in the presentation of certain customers' utility billings, described above, also increased cost of services by $7.6 million.

Form 10-K Part II	Cincinnati Bell Inc.

SG&A costs increased by $7.9 million to $23.8 million in 2011. SG&A costs increased as a result of CyrusOne expenses being included for the full year in 2011. In addition, legal and consulting costs increased in 2011 related to start-up costs associated with new locations, and advertising costs increased as CyrusOne enhanced its internet marketing and commenced a national branding campaign.
The $20.2 million increase in depreciation and amortization expense for 2011 compared to 2010 was primarily due to the assets acquired with CyrusOne and additional assets placed in service to increase data center capacity.
A restructuring charge of $1.4 million was incurred in 2010 for payments to be made in order to conform the Cincinnati-based operation’s commission incentive program to the CyrusOne program.
Capital Expenditures
Capital expenditures were $118.5 million in 2011, an increase of $87.4 million from the prior year. During 2011, the Data Center Colocation business completed construction on 116,000 square feet of space in the U.S., 5,000 square feet in London, England, and 3,000 square feet in Singapore. In addition, the Company purchased land in Phoenix, Arizona, and land and a building shell in San Antonio, Texas. The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside of its traditional operating territory to support this growth.

2010 Compared to 2009
Revenue
Data center revenue in 2010 was $125.3 million, an increase of $53.5 million, or 75%, compared to the same period in 2009. The increase in revenue was primarily related to the acquisition of CyrusOne in June 2010, which had revenue of $45.0 million since its acquisition. Additionally, the Cincinnati-based data center operations generated higher revenue in 2010 as compared to 2009 due to a full year of revenue from its Lebanon, Ohio facility which was opened at the end of the first quarter of 2009, and from a 12,000 square feet increase in its utilized data center space at December 31, 2010 compared to the prior year end.
The Data Center Colocation business had 639,000 square feet of data center space at December 31, 2010, up 43% from a year earlier, primarily from the acquisition of CyrusOne in June 2010. At December 31, 2010 the utilization rate of the Company's data center facilities was 88%, up slightly from the previous year.
Costs and Expenses
Cost of services was $39.2 million for 2010, up $9.1 million, or 30%, compared to 2009. The increase is primarily related to the acquisition of CyrusOne and expansion of the Cincinnati-based operations. CyrusOne's cost of services was $11.8 million in 2010 since its acquisition.
SG&A expenses were $15.9 million for 2010, up $6.2 million, or 64%, versus the prior year. The increase is primarily related to the acquisition of CyrusOne. CyrusOne's SG&A costs were $5.6 million since its acquisition.
The increase in depreciation and amortization expense for 2010 compared to 2009 was primarily due to the assets acquired from the CyrusOne acquisition. Depreciation and amortization expense for CyrusOne was $8.5 million and $8.1 million, respectively, in 2010. A restructuring charge of $1.4 million was incurred in 2010 to terminate a sales commission plan and conform the incentive program across all data center operations.
Capital Expenditures
Capital expenditures were $31.1 million in 2010, an increase of $8.1 million, or 35%, compared to 2009. An increase in capital expenditures was undertaken to expand the acquired CyrusOne data centers.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas through the Company’s subsidiaries, CBTS, CBTS Canada Inc., CBTS Software LLC, and Cincinnati Bell Technology Solutions UK Limited. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2011	2010	2011 vs. 2010	2011 vs. 2010		2009	2010 vs. 2009	2010 vs. 2009
Revenue:
Telecom and IT equipment distribution	$206.0	$174.9	$31.1	18%		$161.1	$13.8	9%
Managed services	64.7	55.1	9.6	17%		49.4	5.7	12%
Professional services	29.8	24.7	5.1	21%		20.8	3.9	19%
Total revenue	300.5	254.7	45.8	18%		231.3	23.4	10%
Operating costs and expenses:
Cost of services and products	243.0	202.6	40.4	20%		182.1	20.5	11%
Selling, general and administrative	37.4	37.7	(0.3)	(1)%		32.3	5.4	17%
Depreciation and amortization	8.4	7.3	1.1	15%		6.2	1.1	18%
Restructuring charges	1.9	2.8	(0.9)	(32)%		—	2.8	n/m
Total operating costs and expenses	290.7	250.4	40.3	16%		220.6	29.8	14%
Operating income	$9.8	$4.3	$5.5	128%		$10.7	$(6.4)	(60)%
Operating margin	3.3%	1.7%		1.6	pts	4.6%		(2.9)	pts
Capital expenditures	$6.8	$8.3	$(1.5)	(18)%		$3.8	$4.5	118%

2011 Compared to 2010
Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $206.0 million in 2011, an increase of $31.1 million, or 18%, compared to 2010. The increase in 2011 versus 2010 is primarily attributable to higher equipment sales arising from increased capital spending by business customers.
Managed services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management. In 2011, managed services revenue was $64.7 million, an increase of $9.6 million, or 17% ,compared to the same period a year ago. Increased managed services provided to one of the Company's largest customers accounted for the higher revenues.
Professional services revenue consists of long-term and short-term IT outsourcing and consulting engagements and was $29.8 million for 2011, an increase of $5.1 million, or 21%, from a year ago. Increased demand for professional services from existing customers in 2011 compared to the prior year resulted in IT Services and Hardware expanding its portfolio of IT professionals.
Costs and Expenses
Cost of services and products was $243.0 million in 2011, an increase of $40.4 million, or 20%, compared to 2010. Cost of equipment sold increased $25.1 million as a result of the higher revenue from telecom and IT equipment distribution. Additionally, increased demand for managed and professional services drove an increase in payroll and payroll related costs and contract service expenses from the prior year of $13.3 million.

Form 10-K Part II	Cincinnati Bell Inc.

SG&A expenses were $37.4 million in 2011, a decrease of $0.3 million, or 1%, from the prior year. SG&A was relatively flat despite higher revenues due to cost reduction initiatives.
The $1.1 million increase in depreciation and amortization expense for 2011 compared to 2010 was primarily due to assets placed in service to support the expansion of managed services and professional services projects.
Restructuring charges related to employee separation obligations of $1.9 million and $2.8 million were recognized in 2011 and 2010, respectively. The consolidation of certain products and the continued integration of certain functions into the Wireline segment led to these charges.
Capital Expenditures
Capital expenditures were $6.8 million in 2011 compared to $8.3 million in 2010. Capital expenditures were higher in 2010 due to the start-up of a higher number of new managed service projects.

2010 Compared to 2009
Revenue
Revenue from telecom and IT equipment distribution was $174.9 million in 2010, an increase of $13.8 million, or 9%, compared to 2009. The increase in 2010 versus 2009 was primarily attributable to higher hardware sales and increased capital spending by business customers from the prior year as a result of the improving economy in 2010.
In 2010, managed services revenue was $55.1 million, an increase of $5.7 million, or 12%, compared to the same period a year ago. The increase versus 2009 was primarily from a $5.2 million increase in services provided to one of the Company's largest customers.
Professional services revenue was $24.7 million for 2010, an increase of $3.9 million, or 19%, from a year ago, as the Company continued to expand its portfolio of IT professionals to grow these outsourcing and consulting engagements.
Costs and Expenses
Cost of services and products was $202.6 million in 2010, an increase of $20.5 million, or 11%, compared to 2009. The increase was related to higher telecom and equipment distribution revenue and higher payroll related costs to support the growth in managed services and professional services revenues.
SG&A expenses were $37.7 million in 2010, an increase of $5.4 million, or 17%, from the prior year. The increase in 2010 was due to an increase of $6.1 million in payroll and employee related costs to support the growing operations.
The increase in depreciation and amortization expense for 2010 compared to 2009 was primarily due to the increased capital expenditures to support the expansion of managed services and professional services projects.
During 2010, the IT Services and Hardware segment incurred employee separation charges of $2.8 million associated with the integration of certain functions with the Wireline segment.
Capital Expenditures
Capital expenditures were $8.3 million in 2010, up $4.5 million compared to 2009, due to higher spending on new capital projects to begin new managed service projects.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $28.5 million in 2011, $29.0 million in 2010, and $20.8 million in 2009.

2011 Compared to 2010
Corporate costs decreased by $0.5 million compared to the prior year. Expenses decreased as a result of lower acquisition costs, the release of a previously established indemnification liability of $1.2 million, and cost savings for third-party services of $0.5 million. Acquisition costs were $2.6 million in 2011, down from $9.1 million in 2010 associated with the acquisition of CyrusOne. In 2011, acquisition opportunities were pursued but none were completed. Mostly offsetting these decreases were increases in payroll and benefit related costs of $5.4 million and restructuring charges of $2.3 million. Payroll and benefit related costs increased due to higher headcount, incentive compensation, long-term disability obligations and stock-based compensation expense.

2010 Compared to 2009
The increase in corporate costs of $8.2 million in 2010 from 2009 was primarily due to $9.1 million of acquisition costs on the purchase of CyrusOne and higher payroll and related costs. These cost increases were partially offset by lower stock-based compensation costs. The mark-to-market impact for the cash-payment compensation plans that are indexed to the change in the Company’s stock price was $1.0 million of income in 2010.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity
Short-term view
Our primary source of cash is generated by operations. In 2011, 2010 and 2009, we generated $289.9 million, $300.0 million, and $265.6 million, respectively, of cash flows from operations. We expect cash flows from operations to be our primary source of cash in 2012. As of December 31, 2011, we also had $363.3 million of short-term liquidity, comprised of $73.7 million of cash and cash equivalents, $210.0 million of undrawn capacity on the Corporate credit facility, and $79.6 million of unused capacity on the Receivables Facility.
Our primary uses of cash are capital expenditures and debt service. In 2011, 2010, and 2009, capital expenditures were $255.5 million, $149.7 million, and $195.1 million, respectively. The higher capital expenditures in 2011 resulted from increased spending on new data centers. The Company expects continued success with its data center operations, which could result in 2012 capital expenditures of $300 million to $400 million. In 2011, 2010, and 2009, debt repayments were $11.5 million, $1,554.5 million, and $506.5 million, respectively, and interest payments were $211.8 million, $172.4 million and $118.8 million, respectively. In 2010 and 2009, debt repayments refinanced and extended maturities on existing debt and, to a lesser extent, repurchased debt at attractive prices prior to their scheduled maturities. Interest payments increased in 2011 based on increased debt levels to fund the CyrusOne acquisition and higher interest rates upon debt refinancing. In 2012, our contractual debt maturities, including capital lease obligations, are $13.0 million and associated contractual interest payments are expected to be approximately $209 million.
To a lesser extent, cash is also utilized to pay preferred stock dividends, to repurchase shares of our common stock, and to fund pension obligations. Dividends paid on preferred stock were $10.4 million in each of 2011, 2010 and 2009. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on these shares in 2012. In 2011, 2010, and 2009, cash used to repurchase common shares was $10.4 million, $10.0 million and $73.2 million, respectively. As of December 31, 2011, management has authority to repurchase additional common shares with a value up to $129.2 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future, to the extent that cash is available and management believes the share price offers an attractive value. Contributions to our qualified pension plans for 2012 are expected to be $30 million.
The Company’s Receivables Facility, which had $79.6 million in available borrowing capacity at December 31, 2011, is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate revolving credit facility, or other sources to repay any outstanding balance on the Receivables Facility, if it were not renewed. At December 31, 2011, there were no borrowings outstanding under this facility.
Management believes that cash on hand, cash generated from operations, and cash from its credit facilities will be adequate to meet the Company's investing and financing needs for 2012.
Long-term view, including debt covenants
As of December 31, 2011, the Company had $2.5 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. A significant amount of indebtedness was previously incurred from the purchase and operation of a national broadband business, which was sold in 2003.
In addition to the uses of cash described in the Short-term view section above, the Company has significant long-term debt maturities that come due after 2012. Contractual debt maturities, including capital lease obligations, are $18.9 million in 2013, $6.3 million in 2014, $253.2 million in 2015, $6.0 million in 2016 and $2.2 billion thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we estimate these contributions to approximate $200 million over the period from 2012 to 2019. It is also possible that we will use a portion of our cash flows for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to their scheduled maturities.
The Corporate revolving credit facility, which expires in June 2014, contains financial covenants that require us to maintain certain leverage and interest coverage ratios, and limits our cumulative spending on capital expenditures. For the period from October 1, 2011 to June 11, 2013, capital expenditures are permitted as long as they do not exceed $1.0 billion in the aggregate. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be

Form 10-K Part II	Cincinnati Bell Inc.

considered a default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance and expects to remain in compliance with its Corporate credit facility covenants.
Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, and the 8 3/8% Senior Notes due 2020, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance and expects to remain in compliance with its public debt indentures.
The Company’s most restrictive covenants are generally included in its Corporate credit facilities. In order to continue to have access to the amounts available to it under the Corporate revolving credit facility, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the year ended December 31, 2011:

(dollars in millions)
Consolidated Total Leverage Ratio as of December 31, 2011	4.75
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$659.9
Consolidated EBITDA clearance over compliance threshold	$110.0
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed June 11, 2010 and Form 8-K filed on November 3, 2011.
In various issuances of the Company’s public debt indentures, a financial covenant exists that permits the incurrence of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined by the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of December 31, 2011, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio. In addition, the Company had in excess of $1.2 billion available in its restricted payment basket as of December 31, 2011. If the Company is under the 4:00 to 1:00 ratio on a proforma basis, the Company may use this basket to make restricted payments, including share repurchases or dividends, and/or the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.
Management believes that cash on hand, operating cash flows, its revolving credit and accounts receivable facilities, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows
Cash flows from operating activities
The Company's primary source of funds continues to be cash generated from operations. Cash provided by operating activities during 2011 was $289.9 million, a decrease of $10.1 million compared to $300.0 million generated during 2010. This decrease included an additional $39.4 million of interest payments and $18.2 million of higher pension and postretirement payments, partially offset by favorable changes in operating assets and liabilities. Higher average outstanding debt, resulting from the CyrusOne acquisition in 2010, and higher interest rates on debt refinancings, led to the higher interest payments in 2011.
Cash provided by operating activities increased $34.4 million in 2010 compared to the $265.6 million provided by operating activities in 2009. This increase was driven by larger contributions to our pension and postretirement plans and medical trust in 2009. In 2009, cash contributions to our pension and postretirement plans were $58.4 million and a one-time prepayment of $24.2 million was made to the medical trust for active employees. These increases were partially offset by higher interest payments of $40.4 million as result of higher debt balances for the CyrusOne acquisition and higher interest rates on debt refinancings, and $13.2 million received in 2009 related to the settlement and termination of interest rate swaps in 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from investing activities
Cash flows used in investing activities were $244.7 million in 2011 compared to $675.5 million in 2010 and $93.8 million in 2009. Capital expenditures were $255.5 million for 2011, which was $105.8 million higher than 2010 as a result of the continued expansion of our data center operations and Fioptics network. Capital expenditures were $45.4 million lower for 2010 versus 2009 due to decreased Wireless and Wireline network spending.
In 2011, the sale of substantially all of the home security monitoring business assets provided cash of $11.5 million, and in 2009, we sold substantially all of our wireless towers for $99.9 million and sold almost all of our wireless licenses for areas outside of the Cincinnati and Dayton, Ohio operating territories for $6.0 million. In June 2010, the Company used cash of approximately $526 million to acquire CyrusOne.
Cash flows from financing activities
Cash flows utilized for financing activities were $48.8 million in 2011. Cash was used to pay $10.4 million of preferred stock dividends, repurchase 3.4 million shares of common stock for $10.4 million, repay $11.5 million of long-term debt, and settle $16.0 million of other financing obligations.
Cash flows provided by financing activities for 2010 were $429.8 million. During 2010, the Company issued $2.1 billion of debt consisting of $625 million of 8 3/4% Senior Subordinated Notes due 2018, a $760 million secured term loan credit facility due 2017, and $775 million of 8 3/8% Senior Notes due 2020. The net proceeds from these borrowings were used to redeem the $560 million of outstanding 8 3/8% Senior Subordinated Notes due 2014, repay the Company's previous credit facility of $204.3 million, fund the acquisition of CyrusOne, repay the secured term loan facility totaling $756.2 million and to pay debt issuance fees and expenses. The Company paid $42.6 million of debt issuance costs related to the various issuances of these instruments in 2010. Also, during 2010, the Company repaid $85.9 million of borrowings under the Receivables Facility, repurchased approximately 4 million shares of common stock for $10.0 million, and paid $10.4 million of preferred stock dividends.
During 2009, cash flows used in financing activities were $155.5 million. The Company issued $500 million of 8 1/4% Senior Notes and the net proceeds were used in part to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest and related call premium. The Company also purchased and extinguished $32.5 million of the Cincinnati Bell Telephone Notes and the 7 1/ 4% Senior Notes due 2023 at an average discount of 24%. The Company paid $15.3 million of debt issuance costs related to the issuance of the 8 1/4% Senior Notes and to amend and extend the term of the Corporate revolving credit facility. In 2009, the Company also repurchased $73.2 million of the Company’s common stock. Borrowings under the Corporate credit and receivables facilities with initial maturities less than 90 days decreased $42.1 million in 2009. Also, the Company paid preferred stock dividends of $10.4 million in 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends
Wireline
In 2011, Wireline suffered an 8% loss of ILEC access lines as additional customers elected to use wireless communication in lieu of the traditional local service, purchase service from other providers, or service was disconnected due to non-payment. In 2011, credit-related disconnections represented 27% of total ILEC consumer access line deactivations. Management believes these same factors will continue to affect its operations in future years.
Wireline has been successful at partially offsetting revenue reductions from access line losses with additional revenue from its Fioptics products. Fioptics is a fiber-based product offering that provides one of the fastest internet speeds in the Company’s operating territory, as well as entertainment and voice services. At year end 2011, the Company passed and can provide Fioptics service to134,000 units, about 20% of Greater Cincinnati, and had 39,600 entertainment, 39,300 high-speed internet, and 29,200 voice Fioptics customers. The penetration rate of this product is over 30% after a one-year period following construction in that particular area. We plan to continue to expand our fiber network and expect revenues from this product to increase in 2012.

Long distance and VoIP revenues will be impacted by several factors. As noted above, customers may disconnect local voice service for various reasons. In doing so, those customers that have our long distance service are likely to disconnect that service as well. Also, as noted above, some customers have disconnected wireline service in order to use service from other providers. These other providers are normally providing VoIP service, which we offer to business customers. We believe our VoIP operations will continue to expand as business customers look for alternatives to traditional ILEC-based operations and the VoIP technology continues to improve.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases in these revenues in future periods. See Regulatory Matters and Competitive Trends for additional discussion.

Wireless
Wireless postpaid subscribers decreased by 40,200 in 2011 due to increased competition, as well as customer preference for competitor smartphones, such as the iPhoneTM. Our operating territory is well saturated with competitors, including Verizon, AT&T, Sprint Nextel, T-Mobile, Leap and TracFone. Many of these competitors offer very advanced and popular handsets which are not available to us and are a factor in attracting and retaining customers. Most of our competitors are larger and have more resources to devote to advertising and promotional pricing to attract new customers. We expect competition for wireless customers to continue to be intense in 2012. These factors will likely lead to further subscriber losses in 2012.
Wireless postpaid revenue in the future is likely to be affected by data ARPU increases as more customers begin using data services and smartphones. Wireless data ARPU has increased from $10.00 in 2009 to $11.69 in 2010 and to $14.54 in 2011. Given the increasing smartphone subscribers, we expect our data ARPU to further increase in 2012. However, higher data revenues will likely be offset by lower voice revenue from lower usage.

Data Center Colocation

Data Center Colocation is a growth industry due to the increased need for cost-efficient facilities to run IT-intensive applications to support internet-based services, including cloud computing, hosted software solutions, and software-as-a-service applications. We expect strong growth in data center revenues in 2012 and beyond. We expect gross margins to compress in 2012 as we incur start-up costs related to new locations and invest in additional human resources to support the growth of this business.

In 2012, the Company's board of directors authorized management to pursue the evaluation of structural, capital and financial alternatives for its growing Data Center business. Management will consider options that may include, among others, operating the Data Center business under the current structure with no changes, a partial separation through a sale, initial public offering, or other transaction, or, depending on the value to shareholders, a full separation. The evaluation of these alternatives will include an assessment of the structure that will optimize shareholder value while ultimately leaving the Company with an appropriate level of debt. This evaluation is expected to take 6 to 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware
In 2010 and 2011, demand for IT equipment was strong compared to the weak demand in prior years. These customer purchases generally represent large capital purchases that are, to some extent, discretionary and cyclical. That is, in periods of fiscal restraint, a customer may defer these capital purchases for IT and telephony equipment and, instead, use its existing equipment for a longer period of time. As such, IT and telephony equipment sales in 2012 are somewhat dependent on the business economy and outlook in 2012.
Growth in managed services and professional services relates to the level of our investment in these services. Investment in this segment has been limited as capital has been deployed to support other business initiatives, such as expansion of our data center business and Fioptics service territory. Therefore, growth is this segment is expected to be limited in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2011:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$2,398.5	$1.8	$1.5	$247.7	$2,147.5
Capital leases	140.9	11.2	23.7	11.5	94.5
Interest payments on long-term debt, capital leases, and other financing lease arrangements (2)	1,593.6	208.7	417.5	382.4	585.0
Non-cancellable operating lease obligations	53.0	17.4	24.4	9.3	1.9
Purchase obligations (3)	88.6	85.6	3.0	—	—
Pension and postretirement benefits obligations (4)	248.7	53.5	81.2	76.4	37.6
Other liabilities (5)	77.0	19.1	16.6	5.8	35.5
Total	$4,600.3	$397.3	$567.9	$733.1	$2,902.0

(1)	Long-term debt excludes net unamortized discounts and the unamortized call amounts received on terminated interest rate swaps.

(2)
Interest payments on long-term debt, capital leases, and other financing arrangements include interest obligations assuming no early payment of debt in future periods. All of the Company’s outstanding long-term debt are fixed rate bonds to maturity.

(3)
Purchase obligations primarily consist of amounts under open purchase orders for purchases of energy, network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance, outsourced services and data center construction; and other purchase commitments including the acquisition of a building to be redeveloped into a data center.

(4)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2012 include $21.6 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2012, its contractual obligation related to postretirement obligations only extends through 2012. Amounts for 2012 through 2019 include approximately $200 million of estimated cash contributions to its qualified pension plans, with $30 million expected to be contributed in 2012. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions will also affect the expected contribution amount.

(5)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, other financing obligations, and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2011. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred, or to estimate the ultimate or minimum amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time.
On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and that the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson & Co., various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. On September 20, 2011, the court denied the motion to dismiss the officer and director defendants, which sought dismissal for failure to make demand on the directors and for failure to state a claim. On September 26, 2011, the court denied plaintiff's motion for preliminary injunction, which sought an injunction enjoining the directors from effectuating the 2010 executive compensation plan and the imposition of a constructive trust. On October 4, 2011, the officer and director defendants filed a motion to dismiss the action for lack of subject matter jurisdiction. That motion has not been ruled upon by the court. The officer and director defendants believe the suit is without merit and intend to vigorously defend against it.
Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants and the Company as a nominal defendant, assert allegations similar to those asserted in the federal court action, and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. On August 11, 2011, the state court actions were consolidated under Case No. A1105305. On November 1, 2011, Plaintiff Raul filed a Second Amended Verified Shareholder Derivative Complaint ("State Court Action"). On November 29, 2011, the director and officer defendants filed a motion to dismiss the State Court Action, for failing to make demand on the directors and failing to state a claim. On the same day, Plaintiff Raul filed a motion seeking preliminary approval of the proposed settlement and notice to shareholders.
On December 20, 2011, Cincinnati Bell Inc. and the other defendants entered into a Stipulation and Agreement of Settlement (the "Settlement Agreement") with the plaintiff in the State Court Action. On January 13, 2012, the Hamilton County, Ohio, Court of Common Pleas entered a preliminary approval order approving the Settlement Agreement. The terms of the settlement are set forth in the Stipulation and include (1) a variety of corporate governance changes to be initiated by the Company and the Compensation Committee of the Board of Directors, that, among other things, more clearly communicate the Company's executive compensation practices to its shareholders, thus assisting the Company's shareholders' understanding of how these policies are applied to covered employees; and (2) payment of plaintiff's counsel's attorney fees and expenses. The settlement is specifically contingent on the entry of a final order and judgment of the Court approving the settlement and dismissing the action with prejudice. The Court has scheduled a fairness hearing for April 16, 2012 to determine whether to approve the proposed settlement and dismiss all claims.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all claims will not individually, or in the aggregate, have a material effect on its financial position, results of operations or cash flows.

Form 10-K Part II	Cincinnati Bell Inc.

Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $23.2 million as of December 31, 2011. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.
Warrants
As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 ("16% Notes"), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. There were no exercises of warrants in 2011, 2010, or 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.
Our most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management views critical accounting policies to be those policies that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management has discussed the Company's most critical accounting policies, judgments, and estimates with the Audit and Finance Committee.
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
Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic ("ASC") 605, "Revenue Recognition." Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.
With respect to arrangements with multiple deliverables, we determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered, or as service is performed, depending on the nature of the deliverable comprising the unit of accounting.
Wireline — Revenues from local telephone, special access, and internet product services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance and switched access are billed monthly in arrears. Wireline bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. Our estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
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
Wireless — Postpaid wireless and reciprocal compensation are billed monthly in arrears. Wireless bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as postpaid wireless, we estimate service revenues

Form 10-K Part II	Cincinnati Bell Inc.

earned but not yet billed. Our estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Revenue from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt, but rather is deferred until the service is provided.
Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are generally in excess of the related handset and activation revenue.
Data Center Colocation — Data center colocation services consist primarily of recurring revenue streams from rent of data center space, power, cabinets and cages. These recurring revenue streams are generally billed monthly in advance and may have escalating payments over the term of the contract. In arrangements which contain increasing or decreasing monthly billings, revenues are recognized on a straight-line basis over the contract term, unless the pattern of service indicates otherwise. Power costs are billed to certain customers in arrears based on actual usage. An estimate of this revenue is accrued monthly based on historical usage. Power costs are presented on a gross basis in both revenues and cost of services in the accompanying financial statements based upon the criteria in ASC 605.
Data center colocation services can also include revenues from non-recurring revenue streams. Non-recurring revenue for services or products that are separate units of accounting are recognized as revenue consistent with our accounting policy for arrangements with multiple deliverables presented above. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are not considered separate units of accounting. Therefore, these revenues and their associated costs are deferred and recognized ratably over the estimated term of the customer relationship, unless the pattern of service indicates otherwise.
Certain agreements with data center customers require specified levels of service or performance. If we fail to meet these service levels, customers may be able to receive service credits on their accounts. We record these credits against revenue when an event occurs that gives rise to such credits.
IT Services and Hardware — Professional services, including product installations, are recognized as the service is provided. Maintenance services on telephony equipment are deferred and recognized ratably over the term of the underlying customer contract, generally one to four years.
Equipment revenue is recognized upon the completion of our contractual obligations, such as shipment, delivery, installation, or customer acceptance. Installation service revenue is generally recognized when installation is complete. The revenue recognition guidance in ASC 605 and ASC 985, "Software," is applied to these transactions. We have vendor specific evidence of selling price, as we sell equipment and installation services on both a combined and standalone basis.
The Company is a reseller of IT and telephony equipment. For these transactions, we consider the gross versus net revenue recording criteria of ASC 605. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. Vendor rebates are earned on certain equipment sales. If the rebate is earned and the amount is determinable, we recognize the rebate as an offset to cost of products sold.
Accounting for Allowances for Uncollectible Accounts Receivable — The allowance for uncollectible accounts is determined using historical percentages of credit losses applied to outstanding aged receivables, as well as specific provisions for certain identifiable, potentially uncollectible balances. Management believes its allowance for uncollectible accounts represents a reasonable estimate of future credit losses. However, if one or more of our larger customers were to default on its accounts receivable obligations, or if general economic conditions in our operating area deteriorated, our future credit losses could exceed the amount recognized in the allowance for uncollectible accounts receivable. Most of our outstanding accounts receivable balances are with companies located within our geographic operating areas. Regional and national telecommunications companies account for most of the remainder of our accounts receivable balances. As of December 31, 2011 and 2010, receivables with one large customer exceed 10% of the Company's total accounts receivable. Our Wireline and Wireless segments, which comprises 73% and 18% of the allowance for uncollectible accounts receivables as of December 31, 2011, respectively, would be the segments most affected by an adverse development in credit losses.

Form 10-K Part II	Cincinnati Bell Inc.

Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — In September 2011, the FASB amended its guidance in ASC 350-20 on testing goodwill for impairment. As a result of the revised guidance, the Company will have the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. As of December 31, 2011, the Company had not yet adopted this new guidance. The Company performs impairment testing of goodwill and indefinite-lived intangible assets on an annual basis, or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter, when our five-year plan is updated.
Management estimates the fair value of each reporting unit utilizing a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies.
In 2011, our Wireless reporting unit recognized a goodwill impairment loss of $50.3 million. Fair value of the reporting unit was estimated using both an income approach and market approach. The income approach was weighted more heavily than the market approach due to projections of declining revenues. The impairment resulted from declines in revenues and wireless subscribers. No impairment losses were recognized on goodwill in 2010 or 2009. The estimated fair value of goodwill exceeded the carrying value of goodwill by more than 25% for all other reporting units.
Wireless owns FCC licenses for spectrum which are indefinite-lived intangible assets. These licenses are generally renewed every ten years for a nominal fee, provided we continue to meet the service and geographic coverage provisions required by the FCC. The fair value of these licenses was determined by using both the “Greenfield” method and the "Auction" method. The Greenfield method is an income approach technique that presents the expected economics of an actual asset using a hypothetical set of operating assumptions. Specifically, in this approach, a hypothetical start-up of a business is assumed wherein the only asset of the business is the spectrum being analyzed. The Auction method measures the value of the spectrum by examining transactions in the marketplace involving the sale of spectrum with attributes similar to those of the subject. The Greenfield method was weighted more heavily than the Auction method due to limited transactions in the market. No impairment was recognized on these licenses in 2011, 2010 or 2009. As of December 31, 2011, the fair value of these licenses exceeded the carrying value of this asset by 25%.
As of December 31, 2010, trademarks of the Company's Wireless business were also classified as indefinite-lived intangible assets. As of December 31, 2010, the fair value of these trademarks was determined by using the relief-from-royalty method, which estimates the present value of royalty expense that could be avoided as a result of owning the respective asset or technology. No impairment was recognized on these trademarks in 2010 or 2009. In early 2011, the useful life of these licenses was reassessed, and this asset is now being amortized over an estimated seven-year remaining useful life.
Changes in certain assumptions could have a significant impact on the impairment tests for goodwill and indefinite-lived intangible assets. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, and discount rate selection. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year.
Reviewing the Carrying Values of Long-Lived Assets — Depreciation of our Wireline telephone plant is determined on a straight-line basis using the group depreciation method. Depreciation of other property, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured. Repair and maintenance expense items are charged to expense as incurred.
The useful lives of plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of Wireline's plant and equipment is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes.
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets. This

Form 10-K Part II	Cincinnati Bell Inc.

could have a substantial impact on our future operating results. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $25 million.
Management reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. In 2011, we recognized asset impairment losses of $2.1 million, consisting of $1.1 million in our Wireless segment and $1.0 million in our Wireline segment. These asset impairments resulted from the abandonment of certain leasehold improvements, equipment and capital projects. Fair value was estimated at zero due to the absence of a resale market for these assets. No asset impairments were recorded in 2010 or 2009.
Accounting for Business Combinations — In accounting for business combinations, we follow ASC 805, "Business Combinations," which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires significant estimates and assumptions, especially with respect to the intangible assets. Transaction costs associated with acquisitions are expensed as incurred.
In determining the fair value of the assets acquired with the purchase of CyrusOne, management utilized several valuation methods:

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

•
Relief-from-royalty: This method, used to determine the fair value of the CyrusOne trademark, estimates the present value of royalty expense that could be avoided as a result of owning the respective asset or technology.

In 2011, we finalized the CyrusOne purchase price allocation. No significant changes were made in 2011 to the estimates or assumptions applied in the preliminary purchase price allocation.
Accounting for Taxes
Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2008. In 2011, the Internal Revenue Service completed an examination of the Company’s U.S. federal income tax returns for 2008 and 2009.
The Company has net operating loss carryforwards at the federal, state and local levels. Federal tax loss carryforwards are available to offset taxable income in current and future periods. The majority of these tax loss carryforwards will expire between 2021 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods. However, realization of certain state and local net operating losses, as well as other deferred tax assets, is not certain. A valuation allowance of $58.4 million and $60.0 million has been recognized as of December 31, 2011 and 2010, respectively. In 2011, we reduced valuation allowances by $1.6 million primarily based on the expected future utilization of certain state deferred tax assets.
As of December 31, 2011 and 2010, the liability for unrecognized tax benefits was $21.8 million and $20.5 million, respectively. As of December 31, 2011, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21.5 million. Management does not currently anticipate that the amount of unrecognized tax benefits will change

Form 10-K Part II	Cincinnati Bell Inc.

significantly over the next year. Accrued penalties related to unrecognized tax benefits are recognized in income tax expense. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
Operating Taxes
Certain operating taxes are reported as expenses in operating income, such as property, sales, use, and gross receipts taxes. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the Company's level of income. The expense for certain operating tax audit exposures is also recognized in operating income. Liabilities are established for operating tax audit exposures based on management's assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income.
Regulatory Taxes
Federal regulatory taxes are assessed on certain of the Company's revenue producing transactions. We recover certain of these taxes by billing the customer; however, billings cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented on a gross basis in sales and cost of services in the consolidated financial statements. In certain instances, the Company does not fully recover these taxes from customers. Revenue associated with regulatory taxes was $20.6 million in 2011, $19.9 million in 2010, and $16.7 million in 2009. Cost of services associated with these taxes was $22.7 million, $22.0 million, and $17.2 million in 2011, 2010, and 2009, respectively. All other federal taxes collected from customers are presented in the consolidated financial statements on a net basis.
Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the consolidated balance sheet for the unfunded status of the pension and postretirement plans. Actuarial gains/(losses) and prior service costs that arise during the period are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheet.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary.
In the second quarter of 2011, the Company entered into a new labor agreement with its bargained employees which eliminated future pension credits for certain employees effective January 1, 2012. As a result of this event, we remeasured the projected benefit obligation of the non-management benefit plan and recognized a curtailment loss of $4.2 million.
In 2009, the Company froze pension benefits for certain management employees below 50 years of age. We also announced the phase out of retiree healthcare plans for all management employees and certain retirees from the bargained plan in 10 years. As a result of these events, we remeasured the projected benefit obligation for the associated plans and recognized a curtailment gain of $7.6 million. Additionally, these benefit changes resulted in substantially all of the remaining participants in the management postretirement plan to be either fully eligible for benefits or retired. As such, the unrecognized prior service gain and unrecognized actuarial gains are now amortized over the average life expectancy of the management retiree participants rather than the shorter service periods used for the bargained plan and previously used for the management plan.
The measurement of our pension and postretirement projected benefit obligations involves significant assumptions and estimates. Each time we remeasure our projected benefit obligations, we reassess the significant assumptions and estimates. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, expected long-term rate of return on plan assets and healthcare cost trend rates.
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are developed based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2011 and 2010, the discount rate used to value the pension plans was 3.90% and 4.90%, respectively, while the discount rate used to value the postretirement plans was 3.60% and 4.50%. Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2011.

Form 10-K Part II	Cincinnati Bell Inc.

Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2011 and 2010, a long-term rate of return on pension plan assets was estimated at 7.75% and 8.25%, respectively. The decrease in the long-term rate of return in 2011 reflects management's outlook of lower average returns in future periods, as well as a somewhat higher mix of bonds held in our pension plan trust. The long-term rate of return on postretirement plan assets were estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were a gain of 6% in 2011, 14% in 2010, and 15% in 2009. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. As of both December 31, 2011 and 2010, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 8.0%. As of December 31, 2011, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2019, compared to 4.5% reached in the year 2018 as assumed at December 31, 2010.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.
The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2011:

		Pension Benefits		Postretirement and Other Benefits
		Increase/	Increase/	Increase/	Increase/
	% Point	(Decrease) in	(Decrease) in	(Decrease) in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	$27.2/(27.2)	$0.8/(0.8)	$6.2/(5.7)	$0.1/(0.1)
Expected return on assets	+/- 0.5%	n/a	$1.8/(1.8)	n/a	$0.1/(0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$5.9/(5.4)	$0.2/(0.2)
At December 31, 2011 and 2010, unrecognized actuarial net losses were $411.6 million and $344.7 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service period of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 16 years).
Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, "Compensation — Nonretirement Postemployment Benefits." These liabilities are based on our historical termination rates, historical severance costs, as well as management’s expectation of future severance events. As of December 31, 2011 and 2010, accrued employee separation liabilities were $14.2 million and $11.7 million, respectively, resulting primarily from projected headcount reductions primarily in its Wireline segment. Further headcount reductions are anticipated in the next few years as we continue to manage our payroll costs to lower levels.
When employee terminations occur, management also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. Our accounting policy is that terminations in a calendar year involving 10% or more of the plan future service years is deemed a plan curtailment.

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the FCC's approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while increasing opportunities for new competitive entrants and new services by applying minimal regulation. While the Company has expanded beyond its incumbent local exchange operations by offering wireless, long distance, broadband, Internet access, VoIP and out-of-territory competitive local exchange services, a significant portion of its revenue is still derived from its traditional local exchange services, which remain subject to varying levels of regulation. Since 2009, federal regulators have primarily focused on initiatives to promote investment in and adoption of advanced telecommunications services, particularly broadband Internet access services.
On March 17, 2010, the FCC released a National Broadband Plan (“NBP”), as mandated by Congress, to ensure that every American has access to broadband services. The FCC released an action agenda containing benchmarks for implementing the NBP recommendations that fall under its jurisdiction. The recommendations are grouped into four key areas: (1) accelerating universal broadband access and adoption, (2) fostering competition and maximizing consumer benefits, (3) promoting world-leading mobile broadband infrastructure and innovation, and (4) advancing robust and secure public safety communications networks. Many of the FCC's regulatory proceedings are now focused on the fulfillment of the goals of the NBP. During 2011, the FCC took steps to implement several of the more complex and controversial recommendations and this work is expected to continue throughout 2012. The financial impact of the various federal proceedings will depend on many factors including the extent of competition, the timing of the FCC's decisions, and the outcome of any appeals of those decisions.
Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and school and library programs.
As recommended in the NBP, in October 2011 the FCC adopted new rules (Report and Order in WC Docket No. 10-90, FCC 11-161, the "Order") aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. The Order caps the high-cost fund and establishes a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Immediate Phase I reforms will freeze existing high-cost support and provide a mechanism for distributing additional support for price cap companies. The details of the Phase II reforms will be finalized during 2012 and will use a combination of competitive bidding and a forward-looking cost model to distribute support in price cap areas. Phase II CAF support will be phased in over a five-year period as Phase I support is phased out. A new Mobility Fund is being established to further the deployment of mobile broadband. The Phase I Mobility Fund will use reverse auctions to allocate an initial amount of money to deploy mobile broadband infrastructure. In addition, funds will be allotted for ongoing operating support under the Phase II Mobility Fund, the details of which must still be developed. Finally, the Order implements some initial reforms to limit the high-cost support received by rate-of-return carriers.
It is anticipated that during 2012, the FCC will adopt reforms to the low income support programs in order to control the cost of this portion of the fund and to allow support to be used for broadband services. CBW began offering Lifeline subsidized wireless service in Ohio and Kentucky in 2011, and had approximately 18,000 Lifeline subscribers as of December 31, 2011. The FCC is also likely to consider reforms to the contribution mechanism in 2012, but if adopted, any such changes are unlikely to take effect prior to 2013.
The price cap carrier changes adopted in 2011 will freeze CBT's existing high cost support of approximately $0.8 million for 2012. Thereafter, the Phase I support will be eliminated and it is unlikely that the Company will receive significant funds under the Phase II programs. Potential reforms to the low income programs may impact both CBT and CBW during 2012. Although adoption of a new funding mechanism could have significant impacts for the Company, the details of such reform are not yet known and will not occur prior to 2013.
Intercarrier Compensation
Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. As the NBP recommended, in October 2011, in conjunction with its reform of the USF high cost support program, the FCC adopted comprehensive reforms to the switched access and reciprocal compensation rules. The

Form 10-K Part II	Cincinnati Bell Inc.

end point of the reforms is a bill-and-keep system under which all per-minute intercarrier charges are eliminated. Beginning in 2012, terminating switched access and reciprocal compensation rates are phased out over a six-year period for CBT and a nine-year period for rate-of-return carriers. The plan establishes a mechanism whereby ILECs may be able to recover some of the lost revenue from increased end-user charges and support from the newly created Connect America Fund. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. The impact of these reforms for the Company will primarily fall on CBT. The 2012 impact will be relatively insignificant, but the impact will increase each year during the six-year transition to bill-and-keep. The Company's terminating switched access and reciprocal compensation revenue subject to these rules totaled approximately $8 million in 2011, and will be phased out to zero over the six-year transition period. The potential to offset these losses via increased end-user charges will primarily depend on competitive conditions in the ILEC operating area.
Special Access
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap. This proceeding examines the entire special access pricing structure, including whether or not to reinstate an earnings cap. As recommended in the NBP, during 2011 the FCC continued to analyze whether the existing rules ensure just and reasonable rates. The impact of any action by the FCC in this proceeding is still uncertain.
VoIP
Although the FCC does not classify VoIP services as telecommunications services or information services, it has applied many traditional telecommunications service obligations to VoIP service providers, including, among others, 911, universal service funding, local number portability, telecommunications relay service, and regulations governing customer proprietary network information. In November 2010, the FCC declared that states may levy USF assessments on nomadic VoIP service intrastate revenue. Since that time, an increasing number of states have required VoIP providers to register with the state and have extended USF assessments to interconnected VoIP services. The USF /Intercarrier Compensation Order adopted by the FCC in the fourth quarter of 2011 brought VoIP - Public Switched Telephone Network ("PSTN") traffic under the intercarrier compensation framework and established transitional default intercarrier compensation rates for toll VoIP-PSTN traffic under interstate access rates, effectively preempting state authority to subject this traffic to intrastate access charges. These recent changes have relatively insignificant and offsetting impacts within the Company.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In 2009, the FCC opened a proceeding to codify the “net neutrality” principles established in the 2005 policy statement. However, in April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that require broadband providers to publicly disclose network management practices, restrict them from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. Although appeals of these rules are pending, the rules took effect in 2011. The Company's Wireline and Wireless operations implemented procedures to comply with the rules.
FCC Safeguards to Protect Customer Proprietary Network Information ("CPNI")
In 2007, the FCC released an order implementing new CPNI rules designed to prevent pretexting to gain access to customer information. The rules, which became effective in December 2007, require carriers to implement security protections limiting the manner in which certain customer information may be released and requiring notice to customers regarding certain types of changes to their account and CPNI breaches. Carriers must file an annual certification with the FCC that they are compliant with the rules, including a summary of actions taken in response to customer complaints.

Form 10-K Part II	Cincinnati Bell Inc.

State - CBT has operated under alternative regulation plans for its local services since 1994. These plans restrict the ability to increase the price of basic local service and related services but, in return, prevent CBT from being subject to an earnings cap. Under alternative regulation, price increases and enhanced flexibility for some services partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.
Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio ("PUCO") the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). Under these rules, CBT applied for and received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges and subsequently implemented rate increases for basic local exchange service in all of these exchanges.
In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011, and CBT implemented a rate increase for basic local exchange service in all of its Ohio exchanges beginning in the first quarter of 2011. Furthermore, the new legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011.
CBT entered into its existing alternative regulation plan in Kentucky in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, basic local exchange service prices were capped in exchange for earnings freedom and pricing flexibility on other retail services. The caps on basic local exchange service prices expired in July 2011 and CBT increased rates for basic local exchange service for residential lines in December 2011 and business lines in January 2012.
Ohio and Kentucky Cable Franchises
The state of Ohio permits statewide video service authorization. The Company is now authorized by Ohio to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has reached an agreement with seven franchising authorities in Kentucky.
Recently Issued Accounting Standards
Refer to Note 2 of the Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the twelve months ended December 31, 2011.

Form 10-K Part II	Cincinnati Bell Inc.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on Cincinnati Bell Inc.’s current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. These include any statements regarding:

•
future revenue, operating income, profit percentages, income tax refunds, realization of deferred tax assets (including net operating loss carryforwards), earnings per share or other results of operations;

•	the continuation of historical trends;

•	the sufficiency of cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs;

•	the effect of legal and regulatory developments; and

•	the economy in general or the future of the communication services or data center colocation industries.
Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•	changing market conditions and growth rates within the telecommunications and data center industries or generally within the overall economy;

•	changes in competition in markets in which the Company operates;

•	pressures on the pricing of the Company’s products and services;

•	advances in telecommunications technology;

•	the ability to generate sufficient cash flow to fund the Company’s business plan, repay debt and interest obligations, and maintain the Company’s networks;

•	the ability to refinance the Company’s indebtedness when required on commercially reasonable terms;

•	changes in the telecommunications regulatory environment;

•	changes in the demand for the Company’s services and products;

•	the demand for particular products and services within the overall mix of products sold, as the Company’s products and services have varying profit margins;

•	the Company’s ability to introduce new service and product offerings on a timely and cost effective basis;

•	work stoppages caused by labor disputes;

•	restrictions imposed under various credit facilities and debt instruments;

•	the Company’s ability to attract and retain highly qualified employees;

•	the Company’s ability to access capital markets and the successful execution of restructuring initiatives;

•	changes in the funded status of the Company’s retiree pension and healthcare plans;

•	changes in the Company’s relationships with current large customers, a small number of whom account for a significant portion of Company revenue;

•	disruption in the Company’s back-office information technology systems, including its billing system;

•	the Company's evaluation of strategic options for financing, maintaining and growing its data center business; and

•	failure or disruption in the operation of the Company’s data centers.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable rate borrowings from its credit facility and changes in current rates compared to that of its fixed rate debt. As of December 31, 2011 and 2010, the Company had no variable-rate borrowings. In the past, management has periodically employed derivative financial instruments to manage exposure to interest rate risk. At December 31, 2011 and 2010, the Company held no derivative financial instruments.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2011 for our fixed-rate debt, excluding capital leases and other debt, unamortized discounts, and unamortized debt adjustments related to terminated swaps:

(dollars in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$—	$247.6	$—	$2,147.5	$2,395.1	$2,316.4
Average interest rate on fixed-rate debt	—	—	—	7.0%	—	8.3%	8.1%	—
At December 31, 2010, the carrying value and fair value of fixed-rate debt was $2,395.1 million and $2,281.9 million, respectively.
Foreign Currency Risk
Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk. As our international operations grow, we may engage in hedging activities to hedge our exposure to foreign currency risk.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, including electricity used in our data center operations, gas utilized primarily by our field operations group, and network and building materials, such as steel, fiber and copper, used in the construction of our networks and data centers. In addition, the lead time to purchase certain equipment for our data centers is substantial which could result in increased costs for these construction projects. We have entered into power contracts to purchase power at fixed prices through March 2013 at certain of our U.S. data center locations. These contracts do not require a minimum purchase quantity. We do not currently employ forward contracts or other financial instruments to mitigate the risk of commodity price risk other than the power contracts discussed above.

Form 10-K Part II	Cincinnati Bell Inc.

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

Form 10-K Part II	Cincinnati Bell Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Cincinnati Bell Inc. and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 28, 2012

/s/ John F. Cassidy
John F. Cassidy
President and Chief Executive Officer

/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 28, 2012

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareowners’ deficit and comprehensive (loss)/ income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 28, 2012

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$73.7	$77.3
Receivables, less allowances of $11.6 and $14.0	179.4	184.2
Inventory, materials and supplies	23.8	20.9
Deferred income taxes, net	30.2	29.6
Prepaid expenses	11.2	10.0
Other current assets	2.7	0.9
Total current assets	321.0	322.9
Property, plant and equipment, net	1,400.5	1,264.4
Goodwill	290.6	341.7
Intangible assets, net	216.9	236.0
Deferred income taxes, net	423.5	422.2
Other noncurrent assets	62.2	66.4
Total assets	$2,714.7	$2,653.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.0	$16.5
Accounts payable	133.4	110.2
Unearned revenue and customer deposits	48.2	48.1
Accrued taxes	15.5	13.5
Accrued interest	45.6	46.6
Accrued payroll and benefits	52.6	49.0
Other current liabilities	48.1	44.8
Total current liabilities	356.4	328.7
Long-term debt, less current portion	2,520.6	2,507.1
Pension and postretirement benefit obligations	389.9	333.1
Other noncurrent liabilities	163.0	152.5
Total liabilities	3,429.9	3,321.4
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2011 and 2010; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 196,322,649 and 198,354,851 shares issued; 195,721,796 and 197,841,276 shares outstanding at December 31, 2011 and 2010	2.0	2.0
Additional paid-in capital	2,584.6	2,601.5
Accumulated deficit	(3,220.0)	(3,238.6)
Accumulated other comprehensive loss	(208.9)	(160.0)
Common shares in treasury, at cost	(2.3)	(2.1)
Total shareowners’ deficit	(715.2)	(667.8)
Total liabilities and shareowners’ deficit	$2,714.7	$2,653.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue
Services	$1,250.8	$1,199.3	$1,169.9
Products	211.6	177.7	166.1
Total revenue	1,462.4	1,377.0	1,336.0
Costs and expenses
Cost of services, excluding items below	464.3	413.9	406.1
Cost of products sold, excluding items below	213.0	190.6	184.9
Selling, general and administrative	263.1	270.9	274.8
Depreciation and amortization	199.5	179.5	164.9
Restructuring charges	12.2	13.7	12.6
Curtailment loss (gain)	4.2	—	(7.6)
(Gain) loss on sale of assets	(8.4)	—	4.8
Impairment of goodwill	50.3	—	—
Impairment of assets, excluding goodwill	2.1	—	—
Acquisition costs	2.6	9.1	—
Total operating costs and expenses	1,202.9	1,077.7	1,040.5
Operating income	259.5	299.3	295.5
Interest expense	215.0	185.2	130.7
Loss on extinguishment of debt	—	46.5	10.3
Other expense, net	0.9	0.4	0.2
Income before income taxes	43.6	67.2	154.3
Income tax expense	25.0	38.9	64.7
Net income	18.6	28.3	89.6
Preferred stock dividends	10.4	10.4	10.4
Net income applicable to common shareowners	$8.2	$17.9	$79.2
Basic earnings per common share	$0.04	$0.09	$0.37
Diluted earnings per common share	$0.04	$0.09	$0.37

Weighted-average common shares outstanding (millions)
Basic	196.8	201.0	212.2
Diluted	200.0	204.0	215.2

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
AND COMPREHENSIVE (LOSS)/INCOME
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional paid-in Shares	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2008	3.1	$129.4	228.5	$2.3	$2,695.3	$(3,356.5)	$(177.1)	(0.6)	$(2.7)	$(709.3)
Net income	—	—	—	—	—	89.6	—	—	—	89.6
Pension and postretirement liabilities adjustments	—	—	—	—	—	—	41.0	—	—	41.0
Comprehensive income										130.6
Shares issued under employee plans	—	—	0.9	—	—	—	—	—	0.1	0.1
Shares purchased under employee plans and other	—	—	(0.4)	—	(0.8)	—	—	(0.1)	(0.1)	(0.9)
Stock-based compensation	—	—	—	—	8.5	—	—	—	—	8.5
Repurchase and retirement of shares	—	—	(28.0)	(0.3)	(72.9)	—	—	—	—	(73.2)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2009	3.1	129.4	201.0	2.0	2,619.7	(3,266.9)	(136.1)	(0.7)	(2.7)	(654.6)
Net income	—	—	—	—	—	28.3	—	—	—	28.3
Pension and postretirement liabilities adjustments	—	—	—	—	—	—	(23.9)	—	—	(23.9)
Comprehensive income										4.4
Shares issued under employee plans	—	—	1.9	—	0.5	—	—	0.2	0.6	1.1
Shares purchased under employee plans and other	—	—	(0.6)	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Repurchase and retirement of shares	—	—	(4.0)	—	(10.0)	—	—	—	—	(10.0)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2010	3.1	129.4	198.3	2.0	2,601.5	(3,238.6)	(160.0)	(0.5)	(2.1)	(667.8)
Net income	—	—	—	—	—	18.6	—	—	—	18.6
Pension and postretirement liabilities adjustments	—	—	—	—	—	—	(48.8)	—	—	(48.8)
Foreign currency translation loss	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Comprehensive loss										(30.3)
Shares issued under employee plans	—	—	1.5	—	0.4	—	—	—	0.1	0.5
Shares purchased under employee plans and other	—	—	(0.2)	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Repurchase and retirement of shares	—	—	(3.3)	—	(10.5)	—	—	(0.1)	(0.3)	(10.8)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2011	3.1	$129.4	196.3	$2.0	$2,584.6	$(3,220.0)	$(208.9)	(0.6)	$(2.3)	$(715.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$18.6	$28.3	$89.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199.5	179.5	164.9
Loss on extinguishment of debt	—	46.5	10.3
(Gain) loss on sale of assets	(8.4)	—	4.8
Impairment of goodwill and other assets	52.4	—	—
Provision for loss on receivables	13.9	15.2	22.3
Noncash portion of interest expense	7.7	8.0	3.8
Deferred income tax expense, including valuation allowance change	24.9	38.2	61.0
Pension and other postretirement benefits in excess of expense	(19.5)	(10.7)	(65.6)
Stock-based compensation	4.1	3.3	8.5
Other, net	(3.7)	(3.5)	(2.1)
Changes in operating assets and liabilities, net of effects of acquisitions
Increase in receivables	(10.6)	(26.7)	(16.4)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(5.9)	22.2	(1.7)
Increase (decrease) in accounts payable	19.2	4.6	(6.4)
(Decrease) increase in accrued and other current liabilities	(0.5)	4.0	(16.3)
Decrease (increase) in other noncurrent assets	1.1	(5.4)	9.0
Decrease in other noncurrent liabilities	(2.9)	(3.5)	(0.1)
Net cash provided by operating activities	289.9	300.0	265.6
Cash flows from investing activities
Capital expenditures	(255.5)	(149.7)	(195.1)
Acquisitions of businesses, net of cash acquired	—	(526.7)	(3.4)
Proceeds / deposits from sale of assets	11.5	—	105.9
Other, net	(0.7)	0.9	(1.2)
Net cash used in investing activities	(244.7)	(675.5)	(93.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,134.3	492.8
Increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	0.4	(85.9)	(42.1)
Repayment of debt	(11.5)	(1,554.5)	(506.5)
Debt issuance costs and consent fees	(0.8)	(42.6)	(15.3)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Common stock repurchase	(10.4)	(10.0)	(73.2)
Financing obligations and other, net	(16.1)	(1.1)	(0.8)
Net cash (used in) provided by financing activities	(48.8)	429.8	(155.5)
Net (decrease) increase in cash and cash equivalents	(3.6)	54.3	16.3
Cash and cash equivalents at beginning of year	77.3	23.0	6.7
Cash and cash equivalents at end of year	$73.7	$77.3	$23.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the "Company" or "we") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio and Texas areas. An economic downturn or natural disaster occurring in this, or a portion of this, limited operating territory could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Revenue derived from foreign operations is less than 1% of consolidated revenue.
The Company manages its business by product and service offerings in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware.
Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for each period presented.
Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments over which the Company exercises significant influence are recorded under the equity method. At December 31, 2011 and 2010, the Company had no equity method investments. Investments in which we own less than 20% of the equity interests and cannot exercise significant influence over the investee’s operations are recorded at cost.
Use of Estimates — Preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Cash and Cash Equivalents — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one large customer that exceed 10% of the outstanding accounts receivable balance at December 31, 2011 and 2010. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2011 and 2010, unbilled receivables totaled $26.8 million and $25.1 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Inventory, Materials and Supplies — Inventory, materials and supplies consists of wireless handsets, wireline network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements which extend an asset's useful life or increase its functionality are capitalized and depreciated over the asset's remaining life. The majority of the Wireline network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, plant and

Form 10-K Part II	Cincinnati Bell Inc.

equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including option renewal periods if renewal of the lease is reasonably assured.
Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized. The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is generally allocated to reporting units one level below business segments. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. If the net book value of the reporting unit exceeds its fair value, an impairment loss may be recognized. An impairment loss is measured as the excess of the carrying value of goodwill of a reporting unit over its implied fair value. The implied fair value of goodwill represents the difference between the fair value of the reporting unit and the fair value of all the assets and liabilities of that unit, including any unrecognized intangible assets.
Intangible assets not subject to amortization — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired.
Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years.
Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $2.9 million and $3.1 million as of December 31, 2011 and 2010, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
Leases — Certain property and equipment are leased. At lease inception, the lease terms are assessed to determine if the transaction should be classified as a capital or operating lease. Several of the buildings used in our data center operations are leased facilities. We are generally involved in the construction of structural improvements to these facilities. When we bear substantially all the construction period risk, such as managing or funding construction, the Company is deemed the accounting owner of the leased building. At the inception of the lease, we recognize an asset and corresponding liability equal to the fair value of the leased facility. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. When construction is complete, we account for the transaction as a capital lease obligation or other long-term financing arrangement. The asset is depreciated to the lesser of (1) its estimated fair value at the end of the lease term, (2) the expected amount of the unamortized liability at the end of the lease term, or (3) the present value of lease payments from the end of the lease term to the end of the useful life of the asset, assuming a renewal option is exercised on the same terms.
Treasury Shares — The repurchase of common shares is recorded at purchase cost as treasury shares. Our policy is to retire, either formally or constructively, treasury shares that management anticipates will not be reissued. Upon retirement, the purchase cost of the treasury shares that exceeds par value is recorded as a reduction to “Additional paid-in capital” in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

Revenue Recognition — We apply the revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic ("ASC") 605, “Revenue Recognition.” Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.
With respect to arrangements with multiple deliverables, management determines whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value, determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered, or as service is performed, depending on the nature of the deliverable comprising the unit of accounting.
Wireline — Revenues from local telephone, special access, and internet product services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance and switched access are billed monthly in arrears. Wireline bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. These estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
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
Wireless — Postpaid wireless and reciprocal compensation are billed monthly in arrears. Wireless bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as postpaid wireless, we estimate service revenues earned but not yet billed. Our estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Revenue from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt, but rather is deferred until the service is provided.
Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are generally in excess of the related handset and activation revenue.
Data Center Colocation — Data center colocation services consist primarily of recurring revenue streams from rent of data center space, power, cabinets and cages. These recurring revenue streams are generally billed monthly in advance and may have escalating payments over the term of the contract. In arrangements which contain increasing or decreasing monthly billings, revenues are recognized on a straight-line basis over the contract term, unless the pattern of service indicates otherwise. Power costs are billed to certain customers in arrears based on actual usage. An estimate of this revenue is accrued monthly based on historical usage. Power costs are presented on a gross basis in both revenues and cost of services in the accompanying financial statements based upon the criteria in ASC 605.
Data center colocation services can also include revenues from non-recurring revenue streams. Non-recurring revenue for services or products that are separate units of accounting are recognized as revenue consistent with our accounting policy for arrangements with multiple deliverables presented above. Certain non-recurring installation fees, although generally paid in lump sum upon installation, are not considered separate units of accounting. Therefore, these revenues and their associated costs are deferred and recognized ratably over the estimated term of the customer relationship, unless the pattern of service indicates otherwise.
Certain agreements with data center customers require specified levels of service or performance. If we fail to meet these service levels, customers may be able to receive service credits on their accounts. We record these credits against revenue when an event occurs that gives rise to such credits.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware — Professional services, including product installations, are recognized as the service is provided. Maintenance services on telephony equipment are deferred and recognized ratably over the term of the underlying customer contract, generally one to four years.
Equipment revenue is recognized upon the completion of our contractual obligations, such as shipment, delivery, installation, or customer acceptance. Installation service revenue is generally recognized when installation is complete. The revenue recognition guidance in ASC 985, "Software", and 605 is applied. We have vendor specific evidence of selling price for installation services, as we sell these services on a standalone basis.
The Company is a reseller of IT and telephony equipment. For these transactions, we consider the gross versus net revenue recording criteria of ASC 605. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. Vendor rebates are earned on certain equipment sales. If the rebate is earned and the amount is determinable, we recognize the rebate as an offset to cost of products sold.
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $18.4 million, $22.0 million, and $22.8 million in 2011, 2010, and 2009, respectively.
Legal Expenses — In the normal course of business the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals are recorded once determined to be both probable and estimable.
Income, Operating, and Regulatory Taxes
Income taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment.
Deferred income taxes are provided for temporary differences between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon the ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.
Previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.
Operating taxes — Certain operating taxes such as property, sales, use, and gross receipts taxes are reported as expenses in operating income primarily within cost of services. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as an operating expense. Upon resolution of an audit, any remaining liability not paid is released and increases operating income.
Regulatory taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2011, 2010, and 2009 were $20.6 million, $19.9 million, and $16.7 million, respectively. The amounts expensed for 2011, 2010, and 2009 were $22.7 million, $22.0 million, and $17.2 million, respectively. We record all other federal taxes collected from customers on a net basis.
Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the required service period, generally defined as the applicable vesting period. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. Our accounting policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. We have also

Form 10-K Part II	Cincinnati Bell Inc.

granted employee awards to be ultimately paid in cash which are indexed to the change in the Company’s common stock price. These awards are adjusted to the fair value of the Company's common stock, and the adjusted fair value is expensed on a pro-rata basis over the vesting period. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.
Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive (loss)/income in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial experience and assumptions, or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 16 years).
Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, “Compensation — Nonretirement Postemployment Benefits.” These liabilities are based on the Company’s historical experience of severance, historical severance costs, and management’s expectation of future separations.
Special termination benefits are recognized upon acceptance by an employee of a voluntary termination offer. For terminations involving a large group of employees, we consider whether a pension and postretirement curtailment event has occurred. We define a curtailment as an event that reduces the expected years of future service of present employees by 10% or more.
Business Combinations — In accounting for business combinations, we apply the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, contingent consideration is presented at fair value at the date of acquisition. Transaction costs are expensed as incurred.
Fair Value Measurements — Fair value of financial and non-financial assets and liabilities is defined as the price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is utilized to measure certain investments on a recurring basis. Fair value measurements are also utilized to determine the initial value of assets and liabilities acquired in a business combination, to perform impairment tests, and for disclosure purposes. Management uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices or observable inputs, fair value is determined using valuation models that incorporate assumptions that a market participant would use in pricing the asset or liability.
Fair value measurements are classified within one of three levels, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, as follows:
Level 1 — Quoted market prices for identical instruments in an active market;
Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and
Level 3 — Unobservable inputs that reflect management's determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including our own data.

Form 10-K Part II	Cincinnati Bell Inc.

Foreign Currency Translation and Transactions — The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive (loss)/income. Gains and losses arising from foreign currency transactions are recorded in other income (expense) in the period incurred. Certain intercompany balances may be designated as long-term. Exchange gains/(losses) on long-term intercompany balances are recorded as a component of accumulated other comprehensive income/(loss).
2.    Recently Issued Accounting Standards
In December 2011, the FASB amended the guidance in ASC 210 related to disclosures about offsetting assets and liabilities. The amendments would require an entity to disclose information about financial instruments and derivative instruments that are either offset subject to ASC 210-20-45 or ASC 815-10-45, or subject to enforceable master netting arrangements or similar arrangements. We will be required to adopt this guidance beginning with our interim financial statements for the three months ended March 31, 2013. The adoption of this accounting standard is not expected to have a material impact on our financial statements.
In September 2011, the FASB amended the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. We will be required to adopt this guidance beginning with interim financial statements for the three months ending March 31, 2012. The adoption of this accounting standard will not have a material impact on our financial statements, rather it may change our future approach for annual goodwill testing.
In June 2011, the FASB issued new guidance under ASC 220 regarding the presentation of comprehensive income in financial statements. An entity has the option to present the components of net income and other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. We will be required to adopt this guidance beginning with our interim financial statements for the three months ending March 31, 2012. Separately, in November 2011, the FASB amended a portion of this guidance to defer proposed changes to the presentation of reclassification adjustments. The adoption of this accounting standard will change the presentation of other comprehensive income (loss) in our financial statements.
In September 2009, new accounting guidance under ASC 605 related to revenue arrangements with multiple deliverables was issued. The guidance addresses the unit of accounting for arrangements involving multiple deliverables, how arrangement consideration should be allocated to the separate units of accounting and eliminates the criterion that objective and reliable evidence of fair value of any undelivered items must exist for the delivered item to be considered a separate unit of accounting. Effective January 1, 2011, we prospectively adopted this standard for revenue arrangements entered into or materially modified after the adoption date. The adoption of this accounting standard did not have a material impact on our financial statements.
In September 2009, new accounting guidance under ASC 985 was issued regarding tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Effective January 1, 2011, we prospectively adopted this standard for revenue arrangements entered into or materially modified after the adoption date. The adoption of this accounting standard did not have a material impact on our financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

3.	Acquisitions and Dispositions
Acquisition of Cyrus Networks, LLC
On June 11, 2010, the Company purchased Cyrus Networks, LLC, a data center operator based in Texas, for approximately $526 million, net of cash acquired, which was subsequently merged into its CyrusOne Inc. subsidiary ("CyrusOne"). CyrusOne is a wholly-owned subsidiary of the Company. The purchase of CyrusOne was accounted for as a business combination under the acquisition method. Management completed the purchase price allocation early in 2011.
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
As required under ASC 805, we valued the assets acquired and liabilities assumed at fair value. Management determined the fair value of property, plant and equipment, identifiable intangible assets and noncurrent liabilities with the assistance of an independent valuation firm. All other fair value determinations were made solely by management.
The following unaudited pro forma consolidated results assume the acquisition of CyrusOne was completed as of the beginning of the annual reporting periods presented:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2010	2009
Revenue	$1,408.6	$1,392.7
Net income	23.3	65.1
Earnings per share:
Basic earnings per common share	$0.06	$0.26
Diluted earnings per common share	0.06	0.25

Form 10-K Part II	Cincinnati Bell Inc.

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
Acquisition of Virtual Blocks Inc. and Cintech LLC
In 2009, for a total acquisition price of $2.5 million, Cincinnati Bell Technology Solutions, Inc. (“CBTS”) purchased the assets of Toronto, Canada-based Virtual Blocks Inc., a leading software developer in the area of data center virtualization, and Cincinnati, Ohio-based Cintech LLC, a hosted provider of an outbound notification service. The financial results are included in the IT Services and Hardware segment and were immaterial to our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.
Disposition of Cincinnati Bell Complete Protection Inc. Assets
On August 1, 2011, we sold substantially all of the assets associated with our home security monitoring business for $11.5 million. The pre-tax gain recognized on the sale of these assets was $8.4 million. The operating results of this business, which were included within the Wireline segment prior to its sale, were immaterial to our consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.
Sale and Leaseback of Wireless Towers
In 2009, we sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years. A deferred gain was recognized on this transaction which will be amortized to income on a straight-line basis over the 20 year lease term in "Cost of services" in the Consolidated Statements of Operations. As of December 31, 2011 and 2010, the unamortized balance of this deferred gain was $41.7 million and $44.0 million, respectively. Future minimum lease payments on these capital leases are included within Note 7.

Form 10-K Part I	Cincinnati Bell Inc.

4.	Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2011	2010	2009
Numerator:
Net income	$18.6	$28.3	$89.6
Preferred stock dividends	10.4	10.4	10.4
Income applicable to common shareowners - basic and diluted	$8.2	$17.9	$79.2
Denominator:
Weighted-average common shares outstanding - basic	196.8	201.0	212.2
Warrants	0.4	0.6	0.6
Stock-based compensation arrangements	2.8	2.4	2.4
Weighted-average common shares outstanding - diluted	200.0	204.0	215.2
Basic earnings per common share	$0.04	$0.09	$0.37
Diluted earnings per common share	$0.04	$0.09	$0.37
For the years ended December 31, 2011, 2010, and 2009, awards under our stock-based compensation plans for common shares of 11.4 million, 14.5 million, and 17.1 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

5.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2011	2010
Land and rights-of-way	$30.9	$9.8	20	-	Indefinite
Buildings and leasehold improvements	736.2	616.9	3	-	50
Network equipment	2,701.3	2,609.2	2	-	50
Office software, furniture, fixtures and vehicles	129.3	122.7	3	-	14
Construction in process	78.3	41.2	n/a
Gross value	$3,676.0	$3,399.8
Accumulated depreciation	(2,275.5)	(2,135.4)
Net book value	$1,400.5	$1,264.4
Depreciation expense on property, plant and equipment was $180.4 million, $167.9 million, and $160.8 million in 2011, 2010 and 2009, respectively. Approximately 84%, 82%, and 82% of "Depreciation," as presented in the Consolidated Statements of Operations in 2011, 2010, and 2009, respectively, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which, however, fall within the range of 9 to 22 years.
During the year ended December 31, 2011, asset impairment losses of $1.1 million and $1.0 million were recognized in the Wireless and Wireline segments, respectively, on abandoned assets that have no resale market. No asset impairment losses were recognized in 2010 or 2009.
As of December 31, 2011 and 2010, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles includes $222.7 million and $194.0 million of assets accounted for as capital leases or financing arrangements. Amortization of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

6.    Goodwill and Intangible Assets
Goodwill
At December 31, 2011 and 2010, the gross value of goodwill was $340.9 million and $341.7 million, respectively. Accumulated impairment losses were $50.3 million at December 31, 2011, with no such losses recognized at December 31, 2010.
The changes in the carrying amount of goodwill, net of accumulated impairment losses, for the years ended December 31, 2011 and 2010 are as follows:

			Data Center	IT Services
(dollars in millions)	Wireless	Wireline	Colocation	and Hardware	Total
Balance as of December 31, 2009	$50.3	$12.6	$6.7	$2.3	$71.9
Business acquisitions	—	—	269.6	0.2	269.8
Balance as of December 31, 2010	$50.3	$12.6	$276.3	$2.5	$341.7
Impairment	(50.3)	—	—	—	(50.3)
Disposition of home security business assets	—	(0.8)	—	—	(0.8)
Balance as of December 31, 2011	$—	$11.8	$276.3	$2.5	$290.6
In 2011, we recognized a goodwill impairment loss in the Wireless business segment. The impairment loss arose from declines in revenues and wireless subscribers. See Note 9 for further information on how fair value of the reporting unit was estimated.
In 2011, we sold substantially all the assets of our home security monitoring business for a gain of $8.4 million. Goodwill of $0.8 million was associated with the assets sold and included within "(Gain) loss on sale of assets" on the Consolidated Statements of Operations. This business was historically included within the Wireline segment.
In 2010, we acquired CyrusOne which is included in the Data Center Colocation segment. Goodwill of $269.6 million was recognized based on the purchase price allocation. The purchase price allocation was completed early in 2011. Other small acquisitions were completed in 2010 which became part of our IT Services and Hardware segment.
Intangible Assets Not Subject to Amortization
As of December 31, 2011, intangible assets not subject to amortization consist solely of FCC licenses with a carrying value of $88.2 million. These licenses are subject to renewal every 10 years for a nominal fee. The next renewal date is in 2015. As of December 31, 2010, intangible assets not subject to amortization consisted of FCC licenses and Wireless trademarks. In 2011, the Company reassessed the useful life of the Wireless trademarks and concluded that it should be reclassified as a finite-lived asset.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of customer relationships, trademarks and a favorable leasehold interest. As of December 31, 2010, Wireless trademarks had been classified as an indefinite-lived intangible asset with a carrying value of $6.2 million. No impairments were recognized on intangible assets subject to amortization in 2011, 2010 or 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Summarized below are the carrying values for the major classes of intangible assets subject to amortization:

	Weighted-
	Average	December 31, 2011		December 31, 2010
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships
Wireline	10	$7.0	$(4.2)	$7.0	(3.4)
Wireless	9	8.7	(7.6)	8.7	(6.8)
Data Center Colocation	15	136.6	(26.4)	136.6	(11.4)
IT Services and Hardware	5	2.0	(2.0)	2.0	(1.9)
		154.3	(40.2)	154.3	(23.5)
Trademarks
Wireless	7	6.2	(1.5)	—	—
Data Center Colocation	15	7.4	(1.3)	7.4	(0.5)
		13.6	(2.8)	7.4	(0.5)
Favorable leasehold interest
Data Center Colocation	56	3.9	(0.1)	3.9	—

		$171.8	$(43.1)	$165.6	$(24.0)
Amortization expense for intangible assets subject to amortization was $19.1 million in 2011, $11.6 million in 2010, and $4.1 million in 2009.
The following table presents estimated amortization expense for 2012 through 2016:

(dollars in millions)
2012	$19.6
2013	19.6
2014	19.2
2015	16.3
2016	12.5

Form 10-K Part II	Cincinnati Bell Inc.

7.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2011	2010
Current portion of long-term debt:
Capital lease obligations and other debt	$13.0	$16.5
Current portion of long-term debt	13.0	16.5
Long-term debt, less current portion:
7% Senior Notes due 2015*	250.4	251.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	131.4	118.5
	2,529.3	2,517.4
Net unamortized discount	(8.7)	(10.3)
Long-term debt, less current portion	2,520.6	2,507.1
Total debt	$2,533.6	$2,523.6

*	The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.
Corporate Credit Facilities
On June 11, 2010, the Company entered into a new Corporate credit facility agreement, which included a new revolving credit facility, replacing the existing revolving credit facility that would have expired in August 2012, and a $760 million secured term loan credit facility ("Tranche B Term Loan"). The new Corporate revolving credit facility, as amended, provides a $210.0 million revolving line of credit and expires in June 2014. In 2010, the Company used the net proceeds from the Tranche B Term Loan of $737 million to fund the acquisition of CyrusOne, to repay the Company’s previous term loan facility totaling $204.3 million, and to pay related fees and expenses. In the fourth quarter of 2010, the Company extinguished the entire $760 million Tranche B Term Loan. We incurred a loss on extinguishment of debt of $36.1 million consisting of the write-off of unamortized discount and debt issuance costs.
The Corporate revolving credit facility is funded by 11 different financial institutions, with no financial institution having more than 15% of the total facility. Borrowings under the Corporate revolving credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on certain Company financial ratios and ranges between 4.25% and 5.00% for LIBOR rate advances, and 3.25% and 4.00% for base rate advances. Base rate is the greater of the bank prime rate, the LIBOR rate plus one percent or the federal funds rate plus one-half percent. As of December 31, 2011, the Company had no outstanding borrowings and no outstanding letters of credit on this facility, leaving $210.0 million in additional borrowing availability under its revolving credit facility.
The Company pays commitment fees for the unused amount of borrowings on the revolving credit facility and letter of credit fees on outstanding letters of credit at an annual rate ranging from 0.50% to 0.75% and 4.25% to 5.00%, respectively, based on certain of our financial ratios. These fees were $2.3 million in 2011 and 2010, and $1.4 million in 2009.

Form 10-K Part II	Cincinnati Bell Inc.

The borrowings of Cincinnati Bell Inc. ("CBI") under the Corporate credit facility are guaranteed by CBI's current and future subsidiaries, excluding Cincinnati Bell Telephone Company LLC ("CBT"), Cincinnati Bell Extended Territories LLC ("CBET"), Cincinnati Bell Funding LLC ("CBF"), its foreign subsidiaries and certain immaterial subsidiaries. Each of the Company’s current subsidiaries that is a guarantor of the Corporate credit facility is also a guarantor of the 7% Senior Notes due 2015, 8 1/4% Senior Notes due 2017, 8 3/4% Senior Subordinated Notes due 2018, and 8 3/8% Senior Notes due 2020, with certain immaterial exceptions. Refer to Notes 17 and 18 for supplemental guarantor information. The Company’s obligations under the Corporate credit facility are also collateralized by perfected first priority pledges and security interests in the following:

•
substantially all of the equity interests of the Company’s U.S. subsidiaries (other than CBF and subsidiaries of CBT, CBET, and certain immaterial subsidiaries) and 66% of its equity interests in its foreign subsidiaries; and

•
certain personal property and intellectual property of the Company and its subsidiaries (other than that of CBT, CBET, CBF, its foreign subsidiaries and certain immaterial subsidiaries) with a total carrying value of approximately $700 million at December 31, 2011.

There were no borrowings under the revolving credit facility in 2011. The average interest rate charged on borrowings under the revolving credit facilities was 3.7% and 3.3% for 2010 and 2009, respectively. Under the Tranche B Term Loan, the average interest rate charged was 6.5% in 2010. Interest charged on the previous term loan facility was 1.8% and 2.5% in 2010 and 2009, respectively.
Accounts Receivable Securitization Facility
CBI and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits borrowings of up to $105.0 million. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. CBT, CBET, Cincinnati Bell Wireless, LLC ("CBW"), Cincinnati Bell Any Distance Inc. ("CBAD"), Cincinnati Bell Any Distance of Virginia LLC, CBTS, eVolve Business Solutions LLC ("eVolve"), and CyrusOne Inc. (collectively, "transferors") sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewal every 364 days, and in any event expires in June 2014. In the event the Receivables Facility is not renewed, management believes it would be able to refinance any outstanding borrowings under the Corporate credit facility.
Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and, as such, are not available to creditors of other subsidiaries or the parent company.
For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as a secured financing. Because CBF has the ability to prepay the Receivables Facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing." At December 31, 2011, the Company had $23.2 million letters of credit outstanding on this facility, leaving $79.6 million remaining on the available borrowing amount of $102.8 million. Interest on the Receivables Facility is based on the commercial paper rate plus 1.20%. There were nominal borrowings and repayments on the Receivables Facility in 2011. The average interest rate on the Receivables Facility was 1.6% in 2010, and 1.8% in 2009. The Company pays commitment fees for the unused amount of borrowings on the securitization facility, and letter of credit fees on this facility. These fees were $0.7 million in 2011, $0.6 million in 2010, and $0.1 million in 2009.
7% Senior Notes due 2015
The Company has $250.0 million of 7% Senior Notes due 2015 ("7% Senior Notes"). Net proceeds from this issuance together with those of other concurrently issued bonds and amounts under the Corporate credit facility were used to repay and terminate the Company's prior credit facility. The 7% Senior Notes are fixed rate bonds to maturity.
Interest on the 7% Senior Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year. The 7% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 7% Senior Notes on an

Form 10-K Part II	Cincinnati Bell Inc.

unsecured senior basis, with certain immaterial exceptions. The indenture governing the 7% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 7% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $20.0 million.
The Company may redeem the 7% Senior Notes for a redemption price of 101.167% on or after February 15, 2012 and 100.000% on or after February 15, 2013.
8 1/4% Senior Notes due 2017
In October 2009, the Company issued $500 million of 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes"). Net proceeds of $492.8 million after debt discount, were used to redeem the outstanding 7 1/4% Senior Notes due 2013 of $439.9 million plus accrued and unpaid interest, related call premium, and for general corporate purposes, including the repayment of other debt. The 8 1/4% Senior Notes are fixed rate bonds to maturity.
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
8 3/4% Senior Subordinated Notes due 2018
In March 2010, the Company issued $625 million of 8 3/4% Senior Subordinated Notes due 2018 (“8 3/4% Senior Subordinated Notes”), which are fixed rate bonds to maturity. The net proceeds of $616.2 million, after debt discount, were used to call and redeem $560.0 million of 8 3/8% Subordinated Notes plus accrued and unpaid interest and related call premium.
Interest on the 8 3/4% Senior Subordinated Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4% Senior Subordinated Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/4% Senior Subordinated Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/4% Senior Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/4% Senior Subordinated Notes provides for customary events of default, including for nonpayment at final maturity and for

Form 10-K Part II	Cincinnati Bell Inc.

a default of any other existing debt instrument that exceeds $35 million.
The Company may redeem the 8 3/4% Senior Subordinated Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Senior Subordinated Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4% Senior Subordinated Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Senior Subordinated Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to March 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/4% Senior Subordinated Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.750% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.
8 3/8% Senior Notes due 2020
In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020 ("8 3/8% Senior Notes"). The net proceeds of $779.3 million, after premiums, were used to redeem $756.2 million of the Company’s Tranche B Term Loan. The 8 3/8% Senior Notes are fixed rate bonds to maturity.
Interest on the 8 3/8% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2011. The 8 3/8% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate credit facility is also a guarantor of the 8 3/8% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 3/8% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.
The Company may redeem the 8 3/8% Senior Notes for a redemption price of 104.188%, 102.792%, 101.396% and 100.000% on or after October 15, 2015, 2016, 2017, and 2018, respectively. At any time prior to October 15, 2015, the Company may redeem all or part of the 8 3/8% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/8% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.188% of the face value of the 8 3/8% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2015, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus one-half percent, plus (3) accrued and unpaid interest, if any, to the date of redemption. Prior to October 15, 2013, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the net cash proceeds of one or more equity offerings by the Company, at a redemption price equal to 108.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date.
7 1/4% Senior Notes due 2023
In 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023 ("7 1/4% Senior Notes"). The indenture related to these 7 1/4% Senior Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes are collateralized on a basis consistent with the Corporate credit facility. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Senior Notes prior to maturity. The indenture governing the 7 1/4% Senior Notes provides for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument that exceeds $20 million. In 2009, the Company purchased and extinguished $10.0 million of 7 1/4% Senior Notes due 2023 and recognized a gain on extinguishment of debt of $2.1 million.
Cincinnati Bell Telephone Notes
CBT issued $80.0 million in unsecured notes that are guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes have various final maturity dates occurring in 2023, and may not be called prior

Form 10-K Part II	Cincinnati Bell Inc.

to maturity. The fixed interest rates on these notes range from 7.18% to 7.27%.
CBT also issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. All of these 2028 notes may be called at any time, subject to proper notice and redemption price. The indentures governing these notes provide for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20.0 million. In 2009, the Company purchased and extinguished $22.5 million of these notes and recognized a gain on extinguishment of debt of $5.6 million.
Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including wireless towers, data center facilities and various equipment. These leases generally contain renewal options. We hold a purchase option on two leased data center facilities.
Other Financing Arrangements
CyrusOne leases certain buildings used in its data center operations. Structural improvements were made to these leased facilities in excess of normal tenant improvements and, as such, we are deemed the accounting owner of these facilities. As of December 31, 2011 and 2010, the liability related to these financing arrangements was $47.9 million and $32.5 million, respectively, which was recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.
The following table summarizes our annual minimum payments for these financing arrangements for the five years subsequent to December 31, 2011, and thereafter:

(dollars in millions)
2012	$3.8
2013	5.6
2014	6.4
2015	6.5
2016	6.6
Thereafter	48.7
Total	$77.6

Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2011, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2012	$1.8	$11.2	$13.0
2013	1.4	17.5	18.9
2014	0.1	6.2	6.3
2015	247.7	5.5	253.2
2016	—	6.0	6.0
Thereafter	2,147.5	94.5	2,242.0
	2,398.5	140.9	2,539.4
Net unamortized call amounts on terminated rate swaps	2.9	—	2.9
Net unamortized discount	(8.7)	—	(8.7)
Total debt	$2,392.7	$140.9	$2,533.6
Total capital lease payments including interest are expected to be $21.4 million for 2012, $26.8 million for 2013, $14.4 million for 2014, $13.4 million for 2015, $13.5 million for 2016, and $150.2 million thereafter.

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing, which are amortized on the effective interest method. As of December 31, 2011 and 2010, deferred financing costs totaled $35.7 million and $41.7 million, respectively. The related amortization, included in "Interest expense" in the Consolidated Statements of Operations, totaled $7.0 million in 2011, $6.6 million in 2010, and $6.0 million in 2009.
Debt Covenants
Credit Facility
The Corporate credit facility has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. Also, for the period from October 1, 2011 to June 11, 2014, capital expenditures are permitted as long as they do not exceed $1.0 billion in the aggregate. The Corporate credit facility also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate credit facility, no additional borrowings under this facility would be available until the default was waived or cured. The Corporate credit facility provides for customary events of default, including for failure to make any payment when due and for a default on any other existing debt instrument having an aggregate principal amount that exceeds $35 million.
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
One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate credit facility. Also, the Company’s ability to make Restricted Payments (as defined by the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of December 31, 2011, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio. In addition, the Company had in excess of $1.2 billion available in its restricted payment basket as of December 31, 2011. If the Company is under the 4:00 to 1:00 ratio on a proforma basis, the Company may use this basket to make restricted payments, including share repurchases or dividends, and/or the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.
Extinguished Notes
In 2010, the Company redeemed its 8 3/8% Senior Subordinated Notes due 2014 ("8 3/8% Subordinated Notes") with a principal balance of $560 million and its Tranche B Term Loan with a principal balance of $760 million. The Company also terminated an interest rate swap related to the 8 3/8% Subordinated Notes. In 2009, the Company redeemed its 7 1/4% Senior Notes due 2013 with a principal balance of $439.9 million. For the years ended December 31, 2010 and 2009, the Company recognized debt extinguishment losses of $46.5 million and $10.3 million, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

8.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $20.4 million, $16.2 million, and $19.3 million in 2011, 2010, and 2009, respectively. Certain facility leases and tower site leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2011, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms in excess of one year, exclusive of exited leases which are recorded as a restructuring liability, are as follows:

(dollars in millions)
2012	$17.4
2013	13.9
2014	10.5
2015	7.0
2016	2.3
Thereafter	1.9
Total	$53.0

Data Center Customer Commitments
The Company leases data center space to customers for which it recognized rent revenue of $126.1 million, $83.4 million, and $49.4 million in 2011, 2010, and 2009, respectively. Contractual minimum rent revenue, assuming no renewals, is $114.0 million in 2012, $86.1 million in 2013, $54.1 million in 2014, $42.4 million in 2015, and $29.7 million in 2016.
Asset Retirement Obligations
Asset retirement obligations exist for leased wireless towers and certain other assets. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2011	2010
Balance, beginning of period	$5.1	$5.0
Liabilities settled	—	(0.2)
Liabilities incurred	0.2	—
Revisions to estimated cash flow	(0.2)	—
Accretion expense	0.3	0.3
Balance, end of period	$5.4	$5.1
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $23.2 million as of December 31, 2011. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011 or 2010.
Purchase Commitments
As of December 31, 2011, the Company was committed to purchase a 700,000 square foot building located on 30 acres of land in Dallas, Texas for approximately $23 million. In January 2012, the purchase of this property was completed. This building will be redeveloped into a data center.
The Company also has noncancellable purchase commitments related to certain goods and services. These agreements range from one to three years. As of December 31, 2011, the minimum commitments for these arrangements were approximately $66 million. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred, or to estimate the ultimate or minimum amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time.
On July 5, 2011, a shareholder derivative action, captioned NECA-IBEW Pension Fund (The Decatur Plan), derivatively on behalf of Cincinnati Bell Inc. v. Phillip R. Cox, et al., was filed in the United States District Court for the Southern District of Ohio, naming certain directors and officers of the Company and Towers Watson & Co. (the Company's compensation consulting firm), as defendants, and naming the Company as a nominal defendant. The complaint alleges that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and that the officer defendants were unjustly enriched. The complaint seeks unspecified compensatory damages on behalf of the Company from the director and officer defendants and Towers Watson & Co., various forms of equitable and/or injunctive relief, and attorneys' and other professional fees and costs. On September 20, 2011, the court denied the motion to dismiss the officer and director defendants, which sought dismissal for failure to make demand on the directors and for failure to state a claim. On September 26, 2011, the court denied plaintiff's motion for preliminary injunction, which sought an injunction enjoining the directors from effectuating the 2010 executive compensation plan and the imposition of a constructive trust. On October 4, 2011, the officer and director defendants filed a motion to dismiss the action for lack of subject matter jurisdiction. That motion has not been ruled upon by the court. The officer and director defendants believe the suit is without merit and intend to vigorously defend against it.
Two additional shareholder derivative actions, captioned Pinchus E. Raul, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al. and Dennis Palkon, derivatively on behalf of Cincinnati Bell Inc. v. John F. Cassidy, et al., were filed in the Court of Common Pleas, Hamilton County, Ohio, on July 8, 2011 and July 13, 2011, respectively. The two state court actions name the current directors and certain officers as defendants and the Company as a nominal defendant, assert allegations similar to those asserted in the federal court action, and seek relief similar to that requested in the federal action. The state court actions also allege that the director defendants breached their fiduciary duties by participating in issuing materially false and/or misleading statements in the Company's 2011 Proxy Statement. On August 11, 2011, the state court actions were consolidated under Case No. A1105305. On November 1, 2011, Plaintiff Raul filed a Second Amended Verified Shareholder Derivative Complaint ("State Court Action"). On November 29, 2011, the director and officer defendants filed a motion to dismiss the State Court Action, for failing to make demand on the directors and failing to state a claim. On the same day, Plaintiff Raul filed a motion seeking preliminary approval of the proposed settlement and notice to shareholders.
On December 20, 2011, Cincinnati Bell Inc. and the other defendants entered into a Stipulation and Agreement of Settlement (the "Settlement Agreement") with the plaintiff in the State Court Action. On January 13, 2012, the Hamilton County, Ohio, Court of Common Pleas entered a preliminary approval order approving the Settlement Agreement. The terms of the settlement are set forth in the Stipulation and include (1) a variety of corporate governance changes to be initiated by the Company and the Compensation Committee of the Board of Directors, that, among other things, more clearly communicate the

Form 10-K Part II	Cincinnati Bell Inc.

Company's executive compensation practices to its shareholders, thus assisting the Company's shareholders' understanding of how these policies are applied to covered employees; and (2) payment of plaintiff's counsel's attorney fees and expenses. The settlement is specifically contingent on the entry of a final order and judgment of the Court approving the settlement and dismissing the action with prejudice. The Court has scheduled a fairness hearing for April 16, 2012 to determine whether to approve the proposed settlement and dismiss all claims.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all claims will not individually, or in the aggregate, have a material effect on its financial position, results of operations or cash flows.
Contingent Compensation Plan
In 2010, the Company’s Board of Directors approved a new long-term incentive program for certain executives of the Data Center Colocation business as well as the Corporate group. In 2011, the program was implemented through the grant of cash-payment performance units with a potential value of up to $49.4 million. Payment is contingent on the attainment of established enterprise value increases in the Data Center Colocation segment and the completion of a qualifying transaction. For the year ended December 31, 2011, no compensation expense was recorded for the awards as the completion of a qualifying transaction is currently not deemed probable. Additional awards may be granted pursuant to this plan in future periods.

9.	Financial Instruments and Fair Value Measurements
Terminated Interest Rate Swaps
In 2004 and 2005, the Company entered into a series of long-term interest rate swaps with a total notional value of $450 million, which qualified for fair value hedge accounting. In 2009, certain counterparties exercised their right to call $250 million of the notional amount of long-term interest rate swaps on the Company's 8 3/8% Subordinated Notes, for which we received $10.5 million. In 2009, we terminated the remaining long-term interest rate swaps, which related to the 7% Senior Notes, and received $6.5 million. In 2010, unamortized amounts received for the 8 3/8% Subordinated Notes were included in the loss on extinguishment of debt when the 8 3/8% Subordinated Notes were repaid and, as such, are no longer amortized. Prior to the termination of these swaps, realized gains of $4.0 million were recognized as an adjustment to "Interest expense" in the Consolidated Statements of Operations for the year ended December 31, 2009.
In 2009, we also held other interest rate swap contracts with notional amounts totaling $450 million each, which effectively fixed the floating interest rates for the first half of the year. We did not designate these swaps as hedging instruments. There are no outstanding interest rate swaps at December 31, 2011 or 2010.
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2011 and 2010, except for our long-term debt and other financing arrangements.
The carrying value and fair value of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,533.6	$2,460.5	$2,523.6	$2,416.9
Other financing arrangements	47.9	47.2	32.5	32.3
The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2011 and 2010. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration.

Form 10-K Part II	Cincinnati Bell Inc.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
As of December 31, 2011, the following assets and liabilities were measured at fair value on a non-recurring basis subsequent to their initial recognition:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Property	$—	$—	$—	$—	$(2.1)
Goodwill	—	—	—	—	(50.3)
					$(52.4)
In 2011, Wireless goodwill with a carrying value of $50.3 million was written down to its implied fair value of zero. The implied fair value of the Wireless reporting unit was estimated using both income and market methods, which were weighted 75% and 25%, respectively. The income approach utilized projected future cash flows, discounted at the weighted average cost of capital for a comparable peer group of 11.5%. The market approach utilized market multiples for selected guideline public companies. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In 2011, certain property with a carrying amount of $2.1 million was written down to its estimated fair value of zero. Fair value was determined to be zero due to the absence of a market to sell these assets. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
As of December 31, 2010, no assets or liabilities were measured at fair value on a non-recurring basis subsequent to their initial recognition.

Form 10-K Part II	Cincinnati Bell Inc.

10.	Restructuring Charges
Restructuring liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2009	$14.4	$4.4	$—	$18.8
Reclassification	—	0.9	—	0.9
Charges	8.7	3.5	1.5	13.7
Utilizations	(11.4)	(1.6)	(0.1)	(13.1)
Balance as of December 31, 2010	$11.7	$7.2	$1.4	$20.3
Charges	8.0	2.5	1.7	12.2
Utilizations	(5.5)	(1.6)	(1.4)	(8.5)
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan and certain management contracts. Severance payments are expected to be paid through 2013. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2015. In 2011, contract terminations consist of amounts due distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits. Contract terminations are expected to be paid in 2012. As of December 31, 2010, contract terminations included a $1.4 million charge to terminate a sales commission plan to conform sales commission programs between our data center operations. These obligations were paid in full in 2011.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	Data Center Colocation	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2008	$8.0	$—	$—	$—	$5.1	$13.1
Charges	10.5	—	—	—	—	10.5
Utilizations	(4.1)	—	—	—	(0.7)	(4.8)
Balance as of December 31, 2009	$14.4	$—	$—	$—	$4.4	$18.8
Reclassifications	0.9	—	—	—	—	0.9
Charges	8.2	1.0	1.4	2.8	0.3	13.7
Utilizations	(10.7)	—	—	(1.5)	(0.9)	(13.1)
Balance as of December 31, 2010	$12.8	$1.0	$1.4	$1.3	$3.8	$20.3
Charges	7.7	—	—	1.9	2.6	12.2
Utilizations	(5.4)	(0.3)	(1.4)	(0.7)	(0.7)	(8.5)
Balance as of December 31, 2011	$15.1	$0.7	$—	$2.5	$5.7	$24.0
In 2009, restructuring charges were $12.6 million as shown on the Consolidated Statements of Operations, which included $2.1 million for special termination benefits that were recognized in the pension and postretirement liability.
At December 31, 2011 and 2010, $12.6 million and $9.3 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $11.4 million and $11.0 million, respectively, were included in "Other noncurrent liabilities," in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

11.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $6.4 million, $4.8 million, and $3.6 million in 2011, 2010, and 2009, respectively. In 2009, employer contributions were suspended for management employees for an eight month period; these contributions were reinstated in 2010.
Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.
The Company also provides healthcare and group life insurance benefits for eligible retirees. We fund healthcare benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is our practice to fund amounts as deemed appropriate from time to time. Contributions are subject to Internal Revenue Service ("IRS") limitations developed using the traditional unit credit cost method. The actuarial expense calculation for our postretirement health plan is based on numerous assumptions, estimates, and judgments including healthcare cost trend rates and cost sharing with retirees.
In 2009, pension benefits were frozen for certain management employees below 50 years of age and provided a 10 year transition period for employees over age 50. Additionally, retiree healthcare benefits are being phased out for both management and certain retirees. Effective January 1, 2012, future pension service credits were eliminated for certain non-management employees which resulted in a remeasurement of the projected benefit obligations for this plan. In 2011 and 2009, curtailment losses/(gains) of $4.2 million and $(7.6) million, respectively, were recognized upon remeasurement. In 2010, no curtailments occurred. In 2009, special termination benefits of $2.1 million were also recognized related to early retirement benefits accepted by certain management and union employees.
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 7% in 2011, 8% in 2010, and 10% in 2009 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2011	2010	2009	2011	2010	2009
Service cost	$5.1	$5.2	$5.7	$0.3	$0.2	$0.4
Interest cost on projected benefit obligation	24.8	26.8	29.0	7.1	8.0	10.3
Expected return on plan assets	(29.3)	(30.3)	(26.0)	—	—	(0.9)
Amortization of:
Transition obligation	—	—	—	—	—	0.1
Prior service cost (benefit)	0.3	0.5	0.7	(13.2)	(13.1)	(12.1)
Actuarial loss	14.3	9.3	8.7	6.5	5.2	4.5
Special termination benefit	—	—	1.8	—	—	0.3
Curtailment loss (gain)	4.2	—	(7.6)	—	—	—
Benefit costs	$19.4	$11.5	$12.3	$0.7	$0.3	$2.6

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits			Postretirement and Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	4.90%	5.50%	6.35%	4.50%	5.10%	6.30%
Expected long-term rate of return	8.25%	8.25%	8.25%	0%	0%	8.25%
Future compensation growth rate	3.00%	3.00%	4.00%	—	—	—
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at January 1,	$526.1	$506.3	$163.5	$166.1
Service cost	5.1	5.2	0.3	0.2
Interest cost	24.8	26.8	7.1	8.0
Actuarial loss	60.2	36.6	13.8	11.5
Benefits paid	(47.0)	(48.8)	(27.2)	(27.3)
Retiree drug subsidy received	—	—	0.7	1.0
Early retiree subsidy received	—	—	1.9	—
Other	—	—	4.8	4.0
Benefit obligation at December 31,	$569.2	$526.1	$164.9	$163.5

Change in plan assets:
Fair value of plan assets at January 1,	$324.0	$325.4	$12.3	$20.9
Actual return on plan assets	15.4	39.7	0.3	—
Employer contribution	20.1	7.7	24.1	17.7
Retiree drug subsidy received	—	—	0.7	1.0
Early retiree subsidy received	—	—	1.9	—
Benefits paid	(47.0)	(48.8)	(27.2)	(27.3)
Fair value of plan assets at December 31,	312.5	324.0	12.1	12.3
Unfunded status	$(256.7)	$(202.1)	$(152.8)	$(151.2)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate	3.90%	4.90%	3.60%	4.50%
Future compensation growth rate	3.00%	3.50%	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2011	2010
Healthcare cost trend	8.0%	8.0%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2019	2018

A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2011	$0.2	$(0.2)
Postretirement benefit obligation at December 31, 2011	5.9	(5.4)

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2011	2010	2011	2010
Accrued payroll and benefits (current liability)	$1.7	$1.9	$21.5	$22.1
Pension and postretirement benefit obligations (noncurrent liability)	255.0	200.2	131.3	129.1
Total	$256.7	$202.1	$152.8	$151.2

Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2011	2010	2011	2010
Prior service (cost) benefit, net of tax of $0.2, $1.9, $(30.8), $(36.2)	$(0.4)	$(3.3)	$54.3	$62.0
Actuarial loss, net of tax of $111.6, $90.5, $37.3, $35.5	(196.8)	(157.9)	(65.9)	(60.8)
	$(197.2)	$(161.2)	$(11.6)	$1.2

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and Comprehensive (Loss)/Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2011	2010	2011	2010
Prior service cost recognized:
Reclassification adjustments	$4.5	$0.5	$(13.2)	$(13.1)
Actuarial loss recognized:
Reclassification adjustments	14.3	9.3	6.5	5.2
Actuarial loss arising during the period	(74.2)	(27.1)	(13.2)	(11.9)

The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2012 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service cost (benefit)	$0.1	$(13.2)
Actuarial loss	19.9	6.6
Total	$20.0	$(6.6)
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 61% equity securities, 33% investment grade fixed income securities and 6% in pooled real estate funds. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 75% of the equity securities held by the pension plans at December 31, 2011 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension and postretirement plan assets at December 31, 2011 and 2010 by asset category are as follows:

(dollars in millions)	December 31, 2011	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$150.6	$150.6	$—	$—
International equity index funds	44.2	44.2	—	—
Fixed income long-term bond funds	91.9	91.9	—	—
Fixed income short-term money market funds	0.3	—	0.3	—
Real estate pooled funds	25.5	—	—	25.5
Group insurance contract	12.1	—	—	12.1
Total	$324.6	$286.7	$0.3	$37.6

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2010	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$159.2	$159.2	$—	$—
International equity index funds	46.1	46.1	—	—
Fixed income long-term bond funds	96.5	96.5	—	—
Fixed income short-term money market funds	1.1	—	1.1	—
Real estate pooled funds	21.1	—	—	21.1
Group insurance contract	12.3	—	—	12.3
Total	$336.3	$301.8	$1.1	$33.4
The fair values of Level 1 investments are based on quoted prices in active markets. The fair values of Level 2 investments, which consist of funds that hold securities in active markets, are determined based on the net asset value as reported by the fund manager.
The Level 3 investments consist of real estate pooled funds and a group insurance contract. The real estate pooled funds are valued at the net asset values disclosed by the fund managers, which are based on estimated fair values of the real estate investments using independent appraisal. The group insurance contract is valued at contract value plus accrued interest, which approximates fair value.
The Level 3 investments had the following changes in 2011 and 2010:

	Pension		Postretirement and Other Benefits
(dollars in millions)	2011	2010	2011	2010
Balance, beginning of year	$21.1	$19.6	$12.3	$—
Realized gains, net	1.7	1.3	0.3	—
Unrealized gains, net	3.1	1.3	—	—
Purchases, sales, issuances and settlements, net	(0.4)	(1.1)	(0.5)	12.3
Balance, end of year	$25.5	$21.1	$12.1	$12.3
Contributions to our qualified pension plans were $18.1 million in 2011, $5.6 million in 2010, and $50.0 million in 2009. Contributions to our non-qualified pension plan were $2.0 million, $2.1 million, and $2.2 million for 2011, 2010, and 2009, respectively.
Based on current assumptions, management believes it will make contributions of $30.0 million to the qualified pension plan in 2012. Contributions to non-qualified pension plans in 2012 are expected to be approximately $2.1 million. Management expects to make cash payments of approximately $21.6 million related to its postretirement health plans in 2012.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2012	$43.2	$22.3	$0.7
2013	39.9	21.3	0.7
2014	41.6	16.7	0.7
2015	40.9	17.1	0.7
2016	42.1	16.3	0.6
Years 2017 - 2021	201.4	54.8	2.6

Form 10-K Part II	Cincinnati Bell Inc.

12.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2011 and 2010, common shares outstanding were 195,721,796 and 197,841,276, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150 million of the Company's common shares. In 2011, we purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. In 2010, we purchased and retired 4.0 million shares at a cost of $10.0 million. In 2009, we purchased and retired 28.0 million shares for $73.2 million, which completed the prior repurchase plan.
At December 31, 2011 and 2010, treasury shares for common shares held under certain management deferred compensation arrangements were 0.5 million, with a total cost of $2.0 million and $2.1 million, respectively.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in dividends in 2011, 2010, and 2009.
Warrants
The Company has 17.5 million outstanding common stock warrants, which expire in March 2013. Each warrant allows the holder to purchase one share of Cincinnati Bell common stock at $3.00 each. There were no exercises of warrants in 2011, 2010, or 2009.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, and foreign currency translation loss. At December 31, 2011 and 2010, pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, net of taxes, were $208.8 million and $160.0 million, respectively. Accumulated foreign currency translation loss was $0.1 million at December 31, 2011.
Amounts recognized in “Accumulated other comprehensive loss” on the Consolidated Statements of Shareowners’ Deficit and Comprehensive (Loss)/Income are shown below:

(dollars in millions)	2011	2010	2009
Net income	$18.6	$28.3	$89.6
Other comprehensive income, net of tax:
Foreign currency translation loss	(0.1)	—	—
Defined benefit plans:
Net income (loss) arising during the period, net of tax of $30.9, $13.9, $(26.3)	(56.5)	(25.1)	44.6
Amortization of prior service costs included in net income, net of tax of $4.7, $4.6, $4.1	(8.2)	(8.0)	(7.2)
Amortization of net loss included in net income, net of tax of $(7.6), $(5.3), $(4.8)	13.2	9.2	8.4
Reclassification adjustment for curtailment loss/(gain) included in net income, net of tax of $(1.5) and $2.8	2.7	—	(4.8)
Total other comprehensive (loss) income, net of tax	(48.9)	(23.9)	41.0
Total comprehensive (loss) income	$(30.3)	$4.4	$130.6

Form 10-K Part II	Cincinnati Bell Inc.

13.     Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Current:
Federal	$—	$0.3	$2.5
State and local	0.4	0.7	1.5
Total current	0.4	1.0	4.0
Investment tax credits	(0.3)	(0.3)	(0.3)
Deferred:
Federal	24.3	44.0	59.8
State and local	3.5	1.4	6.9
Total deferred	27.8	45.4	66.7
Valuation allowance	(2.9)	(7.2)	(5.7)
Total	$25.0	$38.9	$64.7
The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	2.9	2.6	1.3
Change in valuation allowance, net of federal income tax	(4.4)	(7.1)	(2.4)
State net operating loss adjustments	2.7	0.1	2.3
Nondeductible interest expense	15.0	13.3	3.8
Medicare drug subsidy law change	—	5.8	—
Unrecognized tax benefit changes	2.8	5.7	0.8
Nondeductible compensation	2.1	1.5	0.1
Other differences, net	1.2	1.0	1.0
Effective tax rate	57.3%	57.9%	41.9%

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$453.9	$445.8
Pension and postretirement benefits	155.0	134.6
Other	70.8	67.3
Total deferred tax assets	679.7	647.7
Valuation allowance	(58.4)	(60.0)
Total deferred tax assets, net of valuation allowance	$621.3	587.7
Deferred tax liabilities:
Property, plant and equipment	$159.8	127.9
Federal deferred liability on state deferred tax assets	7.8	8.0
Total deferred tax liabilities	167.6	135.9
Net deferred tax assets	$453.7	$451.8

As of December 31, 2011, the Company had approximately $1.1 billion of federal tax operating loss carryforwards with a deferred tax asset value of $394.3 million, alternative minimum tax credit carryforwards of $14.4 million, state tax credits of $12.0 million, and $59.6 million in deferred tax assets related to state and local tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2021 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.
The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. Due to its historical and future projected earnings, management believes it will utilize future federal deductions and available net operating loss carryforwards prior to their expiration. Management also concluded that it was more likely than not that certain state tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21.5 million at December 31, 2011 and $20.3 million at December 31, 2010. We do not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Balance, beginning of year	$20.5	$16.7	$15.6
Change in tax positions for the current year	1.3	4.0	1.1
Change in tax positions for prior years	—	(0.2)	—
Balance, end of year	$21.8	$20.5	$16.7
During the year ended December 31, 2010, a change of $4.0 million was recorded due to tax matters associated with the refinancing of the 8 3/8% Subordinated Notes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2008. In 2011, the IRS completed an examination of the Company’s U.S. federal income tax returns for 2008 and 2009.

Form 10-K Part II	Cincinnati Bell Inc.

14.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options and restricted shares to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 19.0 million. Shares available for award under the plans at December 31, 2011 were 7.0 million.
Stock Options and Stock Appreciation Rights
Generally, the awards of stock options and stock appreciation rights fully vest three years from grant date and expire ten years from grant date. The Company generally issues new shares when options to purchase common shares or stock appreciation rights are exercised. The following table summarizes stock options and stock appreciation rights activity:

	2011		2010		2009
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	17,816	$5.55	20,172	$7.15	22,770	$9.34
Granted	—	—	1,374	2.99	1,918	1.47
Exercised	(292)	1.74	(419)	1.58	(4)	1.75
Forfeited	(261)	3.22	(464)	2.05	(248)	1.87
Expired	(3,111)	14.48	(2,847)	16.83	(4,264)	16.57
Outstanding at December 31,	14,152	$3.70	17,816	$5.55	20,172	$7.15
Expected to vest at December 31,	14,152	$3.70	17,766	$5.56	20,079	$7.18
Exercisable at December 31,	13,047	$3.73	14,348	$6.26	15,250	$8.76

(dollars in millions)
Compensation expense for the year	$0.9		$1.5		$3.7
Tax benefit related to compensation expense	$(0.3)		$(0.6)		$(1.4)
Intrinsic value of awards exercised	$0.4		$0.4		$—
Cash received from awards exercised	$0.4		$0.5		$—
Grant date fair value of awards vested	$2.1		$2.6		$1.6
 The following table summarizes our outstanding and exercisable awards at December 31, 2011:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$1.30 to $2.91	4,325	$1.87	3,928	$1.78
$2.93 to $3.70	2,949	3.56	2,865	3.56
$3.71 to $4.74	3,169	4.16	2,545	4.24
$4.91 to $5.53	837	4.97	837	4.97
$5.65 to $9.35	2,872	5.73	2,872	5.73
Total	14,152	$3.70	13,047	$3.73
As of December 31, 2011, the aggregate intrinsic value for awards outstanding was approximately $4.4 million and for exercisable awards was $4.3 million. The weighted-average remaining contractual life for awards outstanding and exercisable are each approximately four years. As of December 31, 2011, there was $0.3 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately one year.

Form 10-K Part II	Cincinnati Bell Inc.

The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2010	2009
Expected volatility	43.7%	41.7%
Risk-free interest rate	2.2%	2.1%
Expected holding period (in years)	5	5
Expected dividends	0.0%	0.0%
Weighted-average grant date fair value	$1.16	$1.45
The Company did not grant any stock options or stock-settled stock appreciation rights in the year ended December 31, 2011. The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of not paying dividends.
Performance-Based Restricted Awards
Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.
The following table summarizes our outstanding performance-based restricted award activity:

	2011		2010		2009
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	2,641	$3.25	4,218	$3.39	2,307	$4.20
Granted*	998	2.85	736	2.92	2,786	2.95
Vested	(479)	2.84	(1,146)	3.59	(838)	4.16
Forfeited	(1,321)	3.91	(1,167)	3.20	(37)	2.99
Non-vested at December 31,	1,839	$2.90	2,641	$3.25	4,218	$3.39

(dollars in millions)
Compensation expense for the year	$2.4		$0.5		$3.9
Tax benefit related to compensation expense	$(0.9)		$(0.2)		$(1.4)
Grant date fair value of awards vested	$1.4		$4.1		$3.5

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2011, unrecognized compensation expense related to performance-based awards was $1.3 million, which is expected to be recognized over a weighted-average period of approximately one year.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted generally vest in one-third increments over a period of three years. The following table summarizes our time-based restricted award activity:

	2011		2010		2009
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	229	$3.36	213	$3.85	303	$4.82
Granted	711	2.85	84	3.35	107	2.90
Vested	(45)	4.69	(62)	4.91	(171)	4.82
Forfeited	(23)	3.03	(6)	4.91	(26)	4.87
Non-vested at December 31,	872	$2.89	229	$3.36	213	$3.85

(dollars in millions)
Compensation expense for the year	$0.8		$0.5		$0.9
Tax benefit related to compensation expense	$(0.3)		$(0.2)		$(0.3)
Grant date fair value of awards vested	$0.2		$0.3		$0.8

As of December 31, 2011, there was $1.5 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately two years.
Cash Settled and Other Awards
The Company granted 789,000 and 959,000 cash-settled stock appreciation rights awards in 2011 and 2010, respectively, with grant date values of $0.9 million and $1.0 million. A Black-Scholes pricing model was utilized to determine the fair value of these awards at the date of grant. For awards granted in 2011 and 2010, the weighted-average fair value per share was $1.18 and $1.13, respectively. The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant. At December 31, 2011, there was $0.5 million of unrecognized compensation, which is expected to be recognized over two years. The aggregate intrinsic value of outstanding and exercisable awards at December 31, 2011 was $0.5 million and $0.1 million, respectively.
The Company also granted cash-payment performance awards in 2011, 2010 and 2009 with base awards of $1.0 million, $0.9 million, and $1.3 million, respectively, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. In 2011, 2010 and 2009, we recorded expense of $1.8 million, $0.1 million, and $3.3 million, respectively, related to these awards.
The Company granted an award of 300,000 common shares in 2010 to the newly-hired president of Cincinnati Bell Communications, whose responsibility encompasses the Cincinnati-based operations, primarily the Wireline and Wireless segments. This award vested immediately. We recognized expense of $0.8 million for this award, which was recorded in the Corporate segment, for the year ended December 31, 2010.
Deferred Compensation Plans
The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. The Company annually grants 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares. At December 31, 2011 and 2010, there were 0.7 million common shares deferred in these plans. As these awards can be settled in cash, we record compensation costs each period based on the change in the Company’s stock price. We recognized compensation expense of $0.3 million in 2011, a benefit of $0.2 million in 2010, and expense of $1.4 million in 2009.

Form 10-K Part II	Cincinnati Bell Inc.

15.	Business Segment Information
The Company operates in four business segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware, as described below. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol ("VoIP"), and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using digital subscriber line technology and over fiber using its gigabit passive optical network. Data services also provide data transport for businesses, including local area network services, dedicated network access, and metro ethernet and dense wavelength division multiplexing ("DWDM")/optical wave data transport, which principally are used to transport large amounts of data over private networks. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching, a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television through our Fioptics product suite, which covers about 20% of Greater Cincinnati, and DirecTV® commissioning over the Company’s entire operating area. Other services primarily include inside wire installation for business enterprises, rental revenue, public payphones and clearinghouse services. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In 2011, the Company sold substantially all of the assets associated with its home security monitoring business and recognized a pretax gain of $8.4 million. Wireline recognized restructuring charges of $7.7 million, $8.2 million, and $12.6 million in 2011, 2010, and 2009, respectively, for employee separation, lease abandonments, and special termination benefits.
The Wireless segment provides advanced digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. In 2011, the Wireless segment recognized a goodwill impairment loss of $50.3 million and other asset impairment losses of $1.1 million. In 2010, the Wireless segment incurred restructuring charges of $1.0 million. In 2009, the Company sold 196 towers for $99.9 million of cash proceeds. Also in 2009, the Wireless segment sold almost all of its owned wireless licenses for areas outside of its Cincinnati and Dayton, Ohio operating territories. These licenses, which were primarily for the Indianapolis, Indiana region, were sold for $6.0 million, resulting in a loss on sale of the spectrum asset of $4.8 million, included in “Gain/(loss) on sale of assets” in the Consolidated Statements of Operations.
The Data Center Colocation segment provides data center colocation services to primarily large businesses. As of December 31, 2011, the Company owns or maintains 20 data centers in Texas, Ohio, Kentucky, Indiana, Michigan, Illinois, England, and Singapore. On June 11, 2010, the Company purchased CyrusOne, a data center operator based in Texas, for approximately $526 million, net of cash acquired. In 2010, a restructuring charge of $1.4 million was incurred to conform the Cincinnati-based operation’s commission incentive program to the CyrusOne program. No restructuring charges were incurred in 2011 or 2009.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. During 2011 and 2010, the IT Services and Hardware segment incurred employee separation charges of $1.9 million and $2.8 million, respectively, associated with the elimination of certain functions due to product consolidation and integration within the Wireline segment. No restructuring charges were incurred in 2009.
Corporate operating results include acquisition costs of $2.6 million in 2011 and $9.1 million in 2010. Corporate recognized restructuring charges of $2.6 million and $0.3 million in 2011 and 2010, respectively. No restructuring charges were recognized in 2009.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Revenue
Wireline	$732.1	$742.5	$763.1
Wireless	277.6	289.2	307.0
Data Center Colocation	184.7	125.3	71.8
IT Services and Hardware	300.5	254.7	231.3
Intersegment	(32.5)	(34.7)	(37.2)
Total revenue	$1,462.4	$1,377.0	$1,336.0
Intersegment revenue
Wireline	$23.0	$24.4	$25.7
Wireless	2.3	2.6	3.4
Data Center Colocation	2.1	1.8	0.9
IT Services and Hardware	5.1	5.9	7.2
Total intersegment revenue	$32.5	$34.7	$37.2
Operating income
Wireline	$228.5	$233.5	$255.6
Wireless	3.3	56.3	33.0
Data Center Colocation	46.4	34.2	17.0
IT Services and Hardware	9.8	4.3	10.7
Corporate	(28.5)	(29.0)	(20.8)
Total operating income	$259.5	$299.3	$295.5
Expenditures for long-lived assets
Wireline	$112.6	$98.7	$133.5
Wireless	17.6	11.7	34.9
Data Center Colocation	118.5	557.4	23.3
IT Services and Hardware	6.8	8.6	6.4
Corporate	—	—	0.4
Total expenditures for long-lived assets	$255.5	$676.4	$198.5
Depreciation and amortization
Wireline	$102.4	$103.9	$103.9
Wireless	33.5	33.4	39.4
Data Center Colocation	54.8	34.6	15.0
IT Services and Hardware	8.4	7.3	6.2
Corporate	0.4	0.3	0.4
Total depreciation and amortization	$199.5	$179.5	$164.9

	As of December 31,
(dollars in millions)	2011	2010	2009
Assets
Wireline	$713.6	$694.1	$704.9
Wireless	295.2	359.3	383.4
Data Center Colocation	964.0	857.2	279.6
IT Services and Hardware	36.6	34.7	23.2
Corporate and eliminations	705.3	708.3	673.2
Total assets	$2,714.7	$2,653.6	$2,064.3

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Service revenue
Wireline	$703.3	$710.9	$729.7
Wireless	250.8	267.1	281.1
Data Center Colocation	182.6	123.5	70.9
IT Services and Hardware	114.1	97.8	88.2
Total service revenue	$1,250.8	$1,199.3	$1,169.9
Product revenue
Handsets and accessories	$30.3	$19.5	$22.5
IT, telephony and other equipment	181.3	158.2	143.6
Total product revenue	$211.6	$177.7	$166.1
The reconciliation of the Consolidated Statements of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Per Consolidated Statements of Cash Flows:
Capital expenditures	$255.5	$149.7	$195.1
Acquisitions of businesses, net of cash acquired	—	526.7	3.4
Total expenditures for long-lived assets	$255.5	$676.4	$198.5

16.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2011	2010	2009
Capitalized interest expense	$3.5	$0.9	$2.2
Cash paid /(received) for:
Interest	211.8	172.4	118.8
Income taxes, net of refunds	(1.2)	3.5	6.0
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	49.7	21.0	79.3
Acquisition of property on account	22.8	9.6	13.5

Form 10-K Part II	Cincinnati Bell Inc.

17.	Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
CBT, a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $207.5 million in notes outstanding at December 31, 2011 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2011 and 2010 and the Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2011, 2010, and 2009 of (1) CBI, the parent company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and guarantor) for all periods.

Condensed Consolidating Statements of Operations
	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$3.4	$655.8	$860.6	$(57.4)	$1,462.4
Operating costs and expenses	23.6	435.6	801.1	(57.4)	1,202.9
Operating income (loss)	(20.2)	220.2	59.5	—	259.5
Interest expense, net	161.8	3.4	49.8	—	215.0
Other expense (income), net	(0.9)	7.5	(5.7)	—	0.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.1)	209.3	15.4	—	43.6
Income tax expense (benefit)	(56.4)	76.0	5.4	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	18.6	133.3	10.0	(143.3)	18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$133.3	$10.0	$(143.3)	$8.2

	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$5.5	$668.1	$761.2	$(57.8)	$1,377.0
Operating costs and expenses	34.5	435.0	666.0	(57.8)	1,077.7
Operating income (loss)	(29.0)	233.1	95.2	—	299.3
Interest expense, net	137.9	9.8	37.5	—	185.2
Other expense (income), net	45.2	7.6	(5.9)	—	46.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(212.1)	215.7	63.6	—	67.2
Income tax expense (benefit)	(61.3)	82.2	18.0	—	38.9
Equity in earnings of subsidiaries, net of tax	179.1	—	—	(179.1)	—
Net income	28.3	133.5	45.6	(179.1)	28.3
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$17.9	$133.5	$45.6	$(179.1)	$17.9

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Year Ended December 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$4.9	$688.9	$699.3	$(57.1)	$1,336.0
Operating costs and expenses	24.6	441.9	631.1	(57.1)	1,040.5
Operating income (loss)	(19.7)	247.0	68.2	—	295.5
Interest expense, net	100.1	14.4	16.2	—	130.7
Other expense (income), net	14.6	(0.8)	(3.3)	—	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(134.4)	233.4	55.3	—	154.3
Income tax expense (benefit)	(40.9)	84.8	20.8	—	64.7
Equity in earnings of subsidiaries, net of tax	183.1	—	—	(183.1)	—
Net income	89.6	148.6	34.5	(183.1)	89.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$79.2	$148.6	$34.5	$(183.1)	$79.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7
Receivables, net	2.0	—	177.4	—	179.4
Other current assets	5.8	31.8	31.7	(1.4)	67.9
Total current assets	77.4	33.2	211.8	(1.4)	321.0
Property, plant and equipment, net	0.1	642.5	757.9	—	1,400.5
Goodwill and intangibles, net	—	2.4	505.1	—	507.5
Investments in and advances to subsidiaries	1,731.4	237.3	—	(1,968.7)	—
Other noncurrent assets	387.9	7.6	234.0	(143.8)	485.7
Total assets	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Current portion of long-term debt	$—	$3.1	$9.9	$—	$13.0
Accounts payable	1.0	53.7	78.7	—	133.4
Other current liabilities	93.2	55.3	61.5	—	210.0
Total current liabilities	94.2	112.1	150.1	—	356.4
Long-term debt, less current portion	2,182.0	216.3	122.3	—	2,520.6
Other noncurrent liabilities	404.3	122.8	171.0	(145.2)	552.9
Intercompany payables	231.5	—	595.8	(827.3)	—
Total liabilities	2,912.0	451.2	1,039.2	(972.5)	3,429.9
Shareowners’ equity (deficit)	(715.2)	471.8	669.6	(1,141.4)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

	As of December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3
Receivables, net	2.4	0.9	180.9	—	184.2
Other current assets	6.4	22.5	39.0	(6.5)	61.4
Total current assets	78.6	25.2	225.6	(6.5)	322.9
Property, plant and equipment, net	0.6	623.7	640.1	—	1,264.4
Goodwill and intangibles, net	0.7	2.6	574.4	—	577.7
Investments in and advances to subsidiaries	1,647.5	146.5	—	(1,794.0)	—
Other noncurrent assets	363.3	9.5	218.2	(102.4)	488.6
Total assets	$2,090.7	$807.5	$1,658.3	$(1,902.9)	$2,653.6

Current portion of long-term debt	$—	$2.2	$14.3	$—	$16.5
Accounts payable	2.2	45.8	62.2	—	110.2
Other current liabilities	89.1	52.3	64.6	(4.0)	202.0
Total current liabilities	91.3	100.3	141.1	(4.0)	328.7
Long-term debt, less current portion	2,181.4	214.1	111.6	—	2,507.1
Other noncurrent liabilities	344.7	89.1	156.7	(104.9)	485.6
Intercompany payables	141.1	—	612.6	(753.7)	—
Total liabilities	2,758.5	403.5	1,022.0	(862.6)	3,321.4
Shareowners’ equity (deficit)	(667.8)	404.0	636.3	(1,040.3)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.7	$807.5	$1,658.3	$(1,902.9)	$2,653.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(139.6)	$264.7	$164.8	$—	$289.9
Capital expenditures	—	(106.3)	(149.2)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(106.3)	(149.2)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(156.5)	6.2	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(2.3)	(9.2)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	—	(16.0)	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(158.8)	(18.6)	—	(48.8)
Decrease in cash and cash equivalents	(0.2)	(0.4)	(3.0)	—	(3.6)
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7

	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.6)	$224.9	$129.7	$—	$300.0
Capital expenditures	—	(88.7)	(61.0)	—	(149.7)
Acquisitions of businesses	—	—	(526.7)	—	(526.7)
Other investing activities	—	0.3	0.6	—	0.9
Cash flows used in investing activities	—	(88.4)	(587.1)	—	(675.5)
Funding between Parent and subsidiaries, net	(423.8)	(137.0)	560.8	—	—
Proceeds from issuance of long-term debt, net of financing costs	2,090.1	1.6	—	—	2,091.7
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(1.4)	(12.6)	—	(1,554.5)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(11.5)	—	—	—	(11.5)
Cash flows provided by (used in) financing activities	104.3	(136.8)	462.3	—	429.8
Increase (decrease) in cash and cash equivalents	49.7	(0.3)	4.9	—	54.3
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0
Ending cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3

Form 10-K Part II	Cincinnati Bell Inc.

	Year Ended December 31, 2009
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(164.9)	$297.2	$133.3	$—	$265.6
Capital expenditures	(0.6)	(126.5)	(68.0)	—	(195.1)
Acquisition of businesses, net of cash acquired	—	(0.5)	(2.9)	—	(3.4)
Proceeds from the sale of assets	—	—	105.9	—	105.9
Other investing activities	0.4	0.5	(2.1)	—	(1.2)
Cash flows provided by (used in) investing activities	(0.2)	(126.5)	32.9	—	(93.8)
Funding between Parent and subsidiaries, net	321.1	(152.8)	(168.3)	—	—
Proceeds from issuance of long-term debt, net of financing costs	477.5	—	—	—	477.5
Increase/(decrease) in receivables facility, net	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(17.6)	(8.4)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Other financing activities	(11.2)	—	—	—	(11.2)
Cash flows provided by (used in) financing activities	180.7	(170.4)	(165.8)	—	(155.5)
Increase in cash and cash equivalents	15.6	0.3	0.4	—	16.3
Beginning cash and cash equivalents	4.5	1.8	0.4	—	6.7
Ending cash and cash equivalents	$20.1	$2.1	$0.8	$—	$23.0

Form 10-K Part II	Cincinnati Bell Inc.

18.	8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015
As of December 31, 2011, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, GramTel Inc., Cyrus One Foreign Holdings LLC, and CyrusOne Inc. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc.
The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional, and joint and several. In certain customary circumstances, a subsidiary may be released from its guarantee obligation. These circumstances are defined as follows:

•	upon the sale of all of the capital stock of a subsidiary,

•	if the Company designates the subsidiary as an unrestricted subsidiary under the terms of the indentures, or

•	if the subsidiary is released as a guarantor from the Company's credit facility.
The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2011 and 2010 and the Condensed Consolidating Statements of Operations and Cash Flows for the three years ended December 31, 2011, 2010, and 2009 of (1) CBI, the parent company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and issuer) for all periods.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations
	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$3.4	$911.8	$604.6	$(57.4)	$1,462.4
Operating costs and expenses	23.6	845.9	390.8	(57.4)	1,202.9
Operating income (loss)	(20.2)	65.9	213.8	—	259.5
Interest expense, net	161.8	41.0	12.2	—	215.0
Other expense (income), net	(0.9)	11.1	(9.3)	—	0.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.1)	13.8	210.9	—	43.6
Income tax expense (benefit)	(56.4)	4.9	76.5	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	18.6	8.9	134.4	(143.3)	18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$8.9	$134.4	$(143.3)	$8.2

	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$5.5	$818.4	$610.9	$(57.8)	$1,377.0
Operating costs and expenses	34.5	719.3	381.7	(57.8)	1,077.7
Operating income (loss)	(29.0)	99.1	229.2	—	299.3
Interest expense, net	137.9	31.6	15.7	—	185.2
Other expense (income), net	45.2	8.7	(7.0)	—	46.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(212.1)	58.8	220.5	—	67.2
Income tax expense (benefit)	(61.3)	15.6	84.6	—	38.9
Equity in earnings of subsidiaries, net of tax	179.1	—	—	(179.1)	—
Net income	28.3	43.2	135.9	(179.1)	28.3
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$17.9	$43.2	$135.9	$(179.1)	$17.9

	Year Ended December 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$4.9	$750.9	$637.3	$(57.1)	$1,336.0
Operating costs and expenses	24.6	689.1	383.9	(57.1)	1,040.5
Operating income (loss)	(19.7)	61.8	253.4	—	295.5
Interest expense, net	100.1	10.2	20.4	—	130.7
Other expense (income), net	14.6	3.2	(7.3)	—	10.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(134.4)	48.4	240.3	—	154.3
Income tax expense (benefit)	(40.9)	18.4	87.2	—	64.7
Equity in earnings of subsidiaries, net of tax	183.1	—	—	(183.1)	—
Net income	89.6	30.0	153.1	(183.1)	89.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$79.2	$30.0	$153.1	$(183.1)	$79.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.1	$3.0	$—	$73.7
Receivables, net	2.0	1.9	175.5	—	179.4
Other current assets	5.8	27.6	35.9	(1.4)	67.9
Total current assets	77.4	30.6	214.4	(1.4)	321.0
Property, plant and equipment, net	0.1	731.4	669.0	—	1,400.5
Goodwill and intangibles, net	—	505.1	2.4	—	507.5
Investments in and advances to subsidiaries	1,731.4	1.2	202.5	(1,935.1)	—
Other noncurrent assets	387.9	235.2	6.4	(143.8)	485.7
Total assets	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Current portion of long-term debt	—	9.9	3.1	—	13.0
Accounts payable	1.0	109.6	22.8	—	133.4
Other current liabilities	93.2	63.7	53.1	—	210.0
Total current liabilities	94.2	183.2	79.0	—	356.4
Long-term debt, less current portion	2,182.0	113.7	224.9	—	2,520.6
Other noncurrent liabilities	404.3	155.1	138.7	(145.2)	552.9
Intercompany payables	231.5	457.4	123.0	(811.9)	—
Total liabilities	2,912.0	909.4	565.6	(957.1)	3,429.9
Shareowners’ equity (deficit)	(715.2)	594.1	529.1	(1,123.2)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

	As of December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3
Receivables, net	2.4	11.2	170.6	—	184.2
Other current assets	6.4	34.4	27.1	(6.5)	61.4
Total current assets	78.6	51.3	199.5	(6.5)	322.9
Property, plant and equipment, net	0.6	640.1	623.7	—	1,264.4
Goodwill and intangibles, net	0.7	574.4	2.6	—	577.7
Investments in and advances to subsidiaries	1,647.5	—	134.7	(1,782.2)	—
Other noncurrent assets	363.3	219.5	8.2	(102.4)	488.6
Total assets	$2,090.7	$1,485.3	$968.7	$(1,891.1)	$2,653.6

Current portion of long-term debt	$—	$14.3	$2.2	$—	$16.5
Accounts payable	2.2	73.2	34.8	—	110.2
Other current liabilities	89.1	68.1	48.8	(4.0)	202.0
Total current liabilities	91.3	155.6	85.8	(4.0)	328.7
Long-term debt, less current portion	2,181.4	111.6	214.1	—	2,507.1
Other noncurrent liabilities	344.7	157.1	88.7	(104.9)	485.6
Intercompany payables	141.1	476.8	148.1	(766.0)	—
Total liabilities	2,758.5	901.1	536.7	(874.9)	3,321.4
Shareowners’ equity (deficit)	(667.8)	584.2	432.0	(1,016.2)	(667.8)
Total liabilities and shareowners’ equity (deficit)	$2,090.7	$1,485.3	$968.7	$(1,891.1)	$2,653.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(139.6)	$189.3	$240.2	$—	$289.9
Capital expenditures	—	(149.2)	(106.3)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(149.2)	(106.3)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(19.8)	(130.5)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(8.9)	(2.6)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	(16.0)	—	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(44.7)	(132.7)	—	(48.8)
Increase (decrease) in cash and cash equivalents	(0.2)	(4.6)	1.2	—	(3.6)
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3
Ending cash and cash equivalents	$69.6	$1.1	$3.0	$—	$73.7

	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.6)	$137.3	$217.3	$—	$300.0
Capital expenditures	—	(61.0)	(88.7)	—	(149.7)
Acquisitions of businesses	—	(526.7)	—	—	(526.7)
Other investing activities	—	0.6	0.3	—	0.9
Cash flows used in investing activities	—	(587.1)	(88.4)	—	(675.5)
Funding between Parent and subsidiaries, net	(423.8)	465.7	(41.9)	—	—
Proceeds from issuance of long-term debt, net of financing costs	2,090.1	1.6	—	—	2,091.7
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(12.6)	(1.4)	—	(1,554.5)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(11.5)	—	—	—	(11.5)
Cash flows provided by (used in) financing activities	104.3	454.7	(129.2)	—	429.8
Increase (decrease) in cash and cash equivalents	49.7	4.9	(0.3)	—	54.3
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0
Ending cash and cash equivalents	$69.8	$5.7	$1.8	$—	$77.3

Form 10-K Part II	Cincinnati Bell Inc.

	Year Ended December 31, 2009
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(164.9)	$184.4	$246.1	$—	$265.6
Capital expenditures	(0.6)	(68.0)	(126.5)	—	(195.1)
Acquisitions of businesses	—	(2.9)	(0.5)	—	(3.4)
Proceeds from sale of assets	—	105.9	—	—	105.9
Other investing activities	0.4	(2.1)	0.5	—	(1.2)
Cash flows provided by (used in) investing activities	(0.2)	32.9	(126.5)	—	(93.8)
Funding between Parent and subsidiaries, net	321.1	(208.5)	(112.6)	—	—
Proceeds from issuance of long-term debt, net of financing costs	477.5	—	—	—	477.5
Increase/(decrease) in receivables facility, net	(53.0)	—	10.9	—	(42.1)
Repayment of debt	(480.5)	(8.4)	(17.6)	—	(506.5)
Common stock repurchase	(73.2)	—	—	—	(73.2)
Other financing activities	(11.2)	—	—	—	(11.2)
Cash flows provided by (used in) financing activities	180.7	(216.9)	(119.3)	—	(155.5)
Increase in cash and cash equivalents	15.6	0.4	0.3	—	16.3
Beginning cash and cash equivalents	4.5	0.4	1.8	—	6.7
Ending cash and cash equivalents	$20.1	$0.8	$2.1	$—	$23.0

Form 10-K Part II	Cincinnati Bell Inc.

19.     Quarterly Financial Information (Unaudited)

	2011
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$360.8	$367.5	$368.8	$365.3	$1,462.4
Operating income	86.4	77.6	86.3	9.2	259.5
Net income (loss)	17.9	13.5	17.6	(30.4)	18.6
Basic earnings (loss) per common share	$0.08	$0.06	$0.08	$(0.17)	$0.04
Diluted earnings (loss) per common share	$0.08	$0.05	$0.07	$(0.17)	$0.04

	2010
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$323.7	$338.6	$351.9	$362.8	$1,377.0
Operating income	82.4	69.8	82.6	64.5	299.3
Net income (loss)	22.8	9.6	14.5	(18.6)	28.3
Basic earnings (loss) per common share	$0.10	$0.03	$0.06	$(0.11)	$0.09
Diluted earnings (loss) per common share	$0.10	$0.03	$0.06	$(0.11)	$0.09
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
During the three months ended December 31, 2011, the Company recognized a goodwill impairment loss of $50.3 million in the Wireless business segment. The impairment loss arose from declines in revenues and wireless subscribers.
In the fourth quarter of 2010, the Company extinguished the Tranche B Term Loan of $760 million, and incurred a loss on extinguishment of $36.1 million, consisting of the write-off of unamortized discount and debt issuance costs.

Form 10-K Part II	Cincinnati Bell Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reportable information under this item.
Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of the end of the period covered by this report. Based on this evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.
(b) Management's annual report on internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2011 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information
No reportable information under this item.

Form 10-K Part III	Cincinnati Bell Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the Annual Meeting and is incorporated herein by reference.
The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer is filed as an exhibit to this Form 10-K and is posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2011 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company are as follows:

Name	Age	Title
John F. Cassidy (a)	57	President and Chief Executive Officer
Theodore H. Torbeck	55	President and General Manager, Cincinnati Bell Communications Group
Gary J. Wojtaszek (a)	45	President, CyrusOne
Kurt A. Freyberger	45	Chief Financial Officer
Christopher J. Wilson	46	Vice President, General Counsel and Secretary
Brian G. Keating	58	Vice President, Human Resources and Administration
Susan M. Kinsey	47	Vice President and Controller

(a) Member of the Board of Directors
Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
JOHN F. CASSIDY, President and Chief Executive Officer since July 2003; Director of the Company since September 2002.
THEODORE H. TORBECK, President and General Manager of Cincinnati Bell Communications Group since September 2010; Chief Executive Officer of The Freedom Group, Inc. from 2008-2010; Vice President of Operations of General Electric Industrial from 2006-2008.
GARY J. WOJTASZEK, President of CyrusOne since August 2011; Chief Financial Officer of the Company from August 2008 to July 2011; Senior Vice President, Treasurer, and Chief Accounting Officer of Laureate Education Corporation from 2006-2008; Director of the Company since July 2011.
KURT A. FREYBERGER, Chief Financial Officer of the Company since August 2011; Chief Financial Officer of Cincinnati Bell Communications Group from March 2011 to July 2011; Vice President, Investor Relations and Controller of the Company from May 2009 to February 2011; Vice President and Controller of the Company from March 2005 to May 2009.
CHRISTOPHER J. WILSON, Vice President, General Counsel and Secretary of the Company since August 2003.
BRIAN G. KEATING, Vice President, Human Resources and Administration of the Company since August 2003.

Form 10-K Part III	Cincinnati Bell Inc.

SUSAN M. KINSEY, Vice President and Controller of the Company since March 2011; Associate Vice President - Accounting Services for Luxottica Retail North America from June 2009 to February 2011; Senior Vice President - Director of Financial Reporting for PNC Financial Services Group, Inc. from January 2009 to June 2009; Senior Vice President - Assistant Treasurer for National City Corporation from December 2003 to December 2008.
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Form 10-K Part IV	Cincinnati Bell Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated Financial Statements are included beginning on page 63.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 126. All other schedules are not required under the related instructions or are not applicable.
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

(4.3)
Indenture dated as of October 5, 2009, by and among Cincinnati Bell Inc., as issuer, the guarantors party thereto and The Bank of New York Mellon, as trustee, relating to Cincinnati Bell Inc.’s 8 1/4% Senior Notes due 2017 (Exhibit 4.1 to Current Report on Form 8-K, date of Report September 30, 2009, File No. 1-8519).

(4.4)
Indenture dated as of March 15, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as Guarantors, and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/4% Senior Subordinated Notes due 2018 (Exhibit 4.1 to Current Report on Form 8-K, date of Report March 15, 2010, File No. 1-8519).

(4.5)
Indenture dated as of October 13, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as Guarantors and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/8% Senior Notes due 2020 (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 13, 2010, File No. 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

(4.11)
Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of November 30, 1998 among Cincinnati Bell Telephone Company LLC (as successor entity to Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc. as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

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

(4.16)
Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

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

(10.1)
Amended and Restated Receivables Purchase Agreement dated as of June 6, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 10, 2011, File No. 1-8519).

(10.2)
First Amendment to Receivables Purchase Agreement dated as of August 1, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 3, 2011, File No.1-8519).

(10.3)
Amended and Restated Purchase and Sale Agreement dated as of June 6, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc., as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 10, 2011, File No. 1-8519).

(10.4)
First Amendment to Purchase and Sale Agreement dated as of August 1, 2011 among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report August 3, 2011, File No. 1-8519).

(10.5)
Credit Agreement dated as of June 11, 2010 among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Bank, National Association, as Swingline Lender and an L/C Issuer, and the other Lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 11, 2010, File No. 1-8519).

(10.6)
First Amendment to the Credit Agreement dated as of October 31, 2011, among Cincinnati Bell Inc., as Borrower, the Guarantors party thereto, Bank of America, N.A., as Administrative Agent and an L/C Issuer, PNC Bank, National Association, as Swingline Lender and an L/C Issuer, and the other lenders party thereto (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 3, 2011, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.7)
Equity Purchase Agreement dated as of May 12, 2010 among Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Inc., Cy-One Parent LLC, Cy-One Holdings LLC, the interest holders of Cy-One Holdings LLC and Cyrus Networks LLC (Exhibit 2.1 to Current Report on Form 8-K, date of Report May 13, 2010, File No. 1-8519).

(10.8)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2010 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.9)*
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.10)*
Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of January 1, 2006 (Exhibit (10)(iii)(A)(2.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.11)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.12)*+	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011.
(10.13)*+	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011.
(10.14)*+	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011.
(10.15)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.16)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.17)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).
(10.18)*
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of report December 7, 2010, File No. 1-8519).

(10.19)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.20)*
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.21)*
Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.22)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.23)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).
(10.24)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.25)*
Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(9) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.26)*
Amendment to Amended and Restated Employment Agreement effective as of February 5, 2010 between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 5, 2010, File No. 1-8519).

(10.27)*
Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit (12)(iii)(A)(11) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.28)*
Amendment No. 1 to Amended and Restated Employment Agreement effective as of January 27, 2011 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(10.29)*
Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.30)*	Employment Agreement between Cincinnati Bell Inc. and Theodore H. Torbeck dated September 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).
(10.31)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Kurt A. Freyberger dated as of August 5, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 5, 2011, File No. 1-8519).

(10.32)*
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

(21) +	Subsidiaries of the Registrant.
(23) +	Consent of Independent Registered Public Accounting Firm.
(24) +	Powers of Attorney.
(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Presentation Linkbase Document.
______________
+ Filed herewith.
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instruction to Form 10-K.
** Submitted electronically with this report.

       The Company’s reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2011	$14.0	$13.9	$—	$16.3	$11.6
Year 2010	$17.2	$15.2	$—	$18.4	$14.0
Year 2009	$18.0	$22.3	$—	$23.1	$17.2

Deferred Tax Valuation Allowance
Year 2011	$60.0	$(2.9)	$1.3	$—	$58.4
Year 2010	$67.2	$(7.8)	$0.6	$—	$60.0
Year 2009	$72.9	$(5.7)	$—	$—	$67.2

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 28, 2012	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	February 28, 2012	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John F. Cassidy	President, Chief Executive Officer, and Director	February 28, 2012
John F. Cassidy

Philip R. Cox*	Chairman of the Board and Director	February 28, 2012
Philip R. Cox

Bruce L. Byrnes*	Director	February 28, 2012
Bruce L. Byrnes

Jakki L. Haussler*	Director	February 28, 2012
Jakki L. Haussler

Craig F. Maier*	Director	February 28, 2012
Craig F. Maier

Alan R. Schriber*	Director	February 28, 2012
Alan R. Schriber

Alex Shumate*	Director	February 28, 2012
Alex Shumate

Lynn A. Wentworth*	Director	February 28, 2012
Lynn A. Wentworth

Gary J. Wojtaszek*	Director	February 28, 2012
Gary J. Wojaszek

John M. Zrno*	Director	February 28, 2012
John M. Zrno

*By: /s/ John F. Cassidy
John F. Cassidy
as attorney-in-fact and on his behalf
as Principal Executive Officer, President and Chief Executive Officer, and Director