Form 10-Q
period 2012-03-31
CINCINNATI BELL INC
filed 2012-05-07
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

At April 30, 2012, there were 197,203,625 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

Description
PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Services	$318.0	$311.4
Products	44.8	49.4
Total revenue	362.8	360.8
Costs and expenses
Cost of services, excluding items below	120.4	110.7
Cost of products sold, excluding items below	45.4	48.5
Selling, general and administrative	64.0	64.6
Depreciation and amortization	51.1	48.4
Restructuring charges	0.9	—
Acquisition costs	—	1.1
Asset impairment	—	1.1
Total operating costs and expenses	281.8	274.4
Operating income	81.0	86.4
Interest expense	54.4	54.5
Other expense, net	1.5	—
Income before income taxes	25.1	31.9
Income tax expense	12.5	14.0
Net income	12.6	17.9
Preferred stock dividends	2.6	2.6
Net income applicable to common shareowners	$10.0	$15.3
Basic and diluted earnings per common share	$0.05	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$12.6	$17.9
Other comprehensive income, net of tax:
Defined benefit pension and postretirement plans:
Amortization of prior service benefits included in net income,
net of tax of ($1.2) and ($1.2)	(2.1)	(2.0)
Amortization of net actuarial loss included in net income, net of tax of $2.0 and $2.0	3.5	3.2
Other comprehensive income	1.4	1.2
Total comprehensive income	$14.0	$19.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$6.9	$73.7
Receivables, less allowances of $12.2 and $11.6	176.0	179.4
Inventory, materials and supplies	25.4	23.8
Deferred income taxes, net	30.3	30.2
Prepaid expenses	14.0	11.2
Other current assets	4.8	2.7
Total current assets	257.4	321.0
Property, plant and equipment, net	1,426.3	1,400.5
Goodwill	290.6	290.6
Intangible assets, net	212.5	216.9
Deferred income taxes, net	410.2	423.5
Other noncurrent assets	60.9	62.2
Total assets	$2,657.9	$2,714.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.9	$13.0
Accounts payable	88.9	133.4
Unearned revenue and customer deposits	48.9	48.2
Accrued taxes	15.7	15.5
Accrued interest	58.5	45.6
Accrued payroll and benefits	39.3	52.6
Other current liabilities	35.8	48.1
Total current liabilities	300.0	356.4
Long-term debt, less current portion	2,518.3	2,520.6
Pension and postretirement benefit obligations	379.5	389.9
Other noncurrent liabilities	161.4	163.0
Total liabilities	3,359.2	3,429.9
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2012 and December 31, 2011; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 197,667,345 and 196,322,649 shares issued; 197,175,626 and 195,721,796 shares outstanding at March 31, 2012 and December 31, 2011	2.0	2.0
Additional paid-in capital	2,584.2	2,584.6
Accumulated deficit	(3,207.4)	(3,220.0)
Accumulated other comprehensive loss	(207.5)	(208.9)
Common shares in treasury, at cost	(2.0)	(2.3)
Total shareowners’ deficit	(701.3)	(715.2)
Total liabilities and shareowners’ deficit	$2,657.9	$2,714.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$12.6	$17.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51.1	48.4
Provision for loss on receivables	3.8	3.1
Asset impairment	—	1.1
Noncash portion of interest expense	2.0	2.5
Deferred income tax provision	12.4	13.9
Pension and other postretirement payments in excess of expense	(8.2)	(11.2)
Stock-based compensation	1.3	0.9
Other, net	0.9	(0.1)
Changes in operating assets and liabilities
(Increase) decrease in receivables	(0.4)	15.4
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(5.5)	(6.8)
Decrease in accounts payable	(36.5)	(22.2)
(Decrease) increase in accrued and other current liabilities	(8.8)	8.5
(Increase) decrease in other noncurrent assets	(0.2)	0.1
Decrease in other noncurrent liabilities	(0.9)	(6.5)
Net cash provided by operating activities	23.6	65.0
Cash flows from investing activities
Capital expenditures	(84.6)	(52.4)
Other, net	—	0.1
Net cash used in investing activities	(84.6)	(52.3)
Cash flows from financing activities
Repayment of debt	(4.0)	(3.0)
Dividends paid on preferred stock	(2.6)	(2.6)
Common stock repurchase	(0.3)	—
Other, net	1.1	(0.4)
Net cash used in financing activities	(5.8)	(6.0)
Net (decrease) increase in cash and cash equivalents	(66.8)	6.7
Cash and cash equivalents at beginning of period	73.7	77.3
Cash and cash equivalents at end of period	$6.9	$84.0

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$1.4	$4.5
Acquisition of property on account	$13.3	$8.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we” ) provide diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware.
Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, other comprehensive income, financial position, and cash flows for each period presented.
The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting.
The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Recently Issued Accounting Standards — In December 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance in Accounting Standards Codification (“ASC”) 210 related to disclosures about offsetting assets and liabilities. The amendments would require an entity to disclose information about financial instruments and derivative instruments that are either offset subject to ASC 210-20-45 or ASC 815-10-45, or subject to enforceable master netting arrangements or similar arrangements. We will be required to adopt this guidance beginning with our interim financial statements for the three months ended March 31, 2013. The adoption of this accounting standard is not expected to have a material impact on our financial statements.
In September 2011, the FASB amended the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Company adopted this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this accounting standard did not have a material impact on the Company's financial statements, rather it will change the Company's approach for annual goodwill testing.
In June 2011, the FASB issued new guidance under ASC 220 regarding the presentation of comprehensive income in financial statements. An entity has the option to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The Company adopted this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this new standard did not have a material impact on the Company's financial statements, but rather it prescribes the presentation of other comprehensive income in our financial statements. Separately, in December 2011, the FASB amended a portion of this guidance to defer proposed changes to the presentation of reclassification adjustments.
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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2012	2011
Numerator:
Net income	$12.6	$17.9
Preferred stock dividends	2.6	2.6
Income available to common shareholders - basic and diluted	$10.0	$15.3
Denominator:
Weighted average common shares outstanding - basic	195.3	197.8
Warrants	3.1	—
Stock-based compensation arrangements	3.2	2.0
Weighted average common shares outstanding - diluted	201.6	199.8
Basic and diluted earnings per common share	$0.05	$0.08

For the three month period ended March 31, 2012 and 2011, awards under the Company’s stock-based compensation plans for common shares of 7.0 million and 12.6 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For both periods, preferred stock convertible into 4.5 million common shares were excluded as the inclusion would have been anti-dilutive.

3.    Debt
The Company’s debt consists of the following:

(dollars in millions)	March 31, 2012	December 31, 2011
Current portion of long-term debt:
Capital lease obligations and other debt	$12.9	$13.0
Current portion of long-term debt	12.9	13.0
Long-term debt, less current portion:
7% Senior Notes due 2015*	250.2	250.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	128.9	131.4
	2,526.6	2,529.3
Net unamortized discount	(8.3)	(8.7)
Long-term debt, less current portion	2,518.3	2,520.6
Total debt	$2,531.2	$2,533.6

* The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.

Form 10-Q Part I	Cincinnati Bell Inc.

As of March 31, 2012, the Company had no outstanding borrowings on its revolving credit facility, leaving $210.0 million available for borrowings. This revolving credit facility expires in June 2014.
At March 31, 2012, the Company had $23.2 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving $80.3 million remaining on the available borrowings of $103.5 million. The Receivables Facility is subject to renewal every 364 days. In the event the Receivables Facility is not renewed, the Company believes it would be able to refinance any outstanding borrowings with borrowings under the revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and as such are not available to creditors of other subsidiaries or the parent company.

4.    Financial Instruments
The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2012 and December 31, 2011, except for the Company's debt and other financing arrangements.

The carrying value and fair value of the Company’s long-term debt and other financing arrangements are as follows:

	March 31, 2012		December 31, 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,531.2	$2,472.8	$2,533.6	$2,460.5
Other financing arrangements	$48.2	$48.3	$47.9	$47.2

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at March 31, 2012 and December 31, 2011, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.

5.    Restructuring Charges
Restructuring liabilities have been established for employee separation obligations, lease abandonments, and contract terminations. A summary of the activity in these liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	0.4	0.5	—	0.9
Utilizations	(1.7)	(1.3)	(1.3)	(4.3)
Balance as of March 31, 2012	$12.9	$7.3	$0.4	$20.6
For the three months ended March 31, 2012, a restructuring charge of $0.5 million was recognized for the remaining lease obligations associated with the exit of three retail stores. In addition, a restructuring charge of $0.4 million was recognized for severance associated with employee separation contracts.
As of March 31, 2012 and December 31, 2011, the restructuring liability by segment was as follows:

(dollars in millions)	Wireline	Wireless	Data Center Colocation	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2011	$15.1	$0.7	$—	$2.5	$5.7	$24.0
Charges	—	0.5	—	—	0.4	0.9
Utilizations	(2.9)	(0.4)	—	(0.2)	(0.8)	(4.3)
Balance as of March 31, 2012	$12.2	$0.8	$—	$2.3	$5.3	$20.6

Form 10-Q Part I	Cincinnati Bell Inc.

Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan and certain management contracts. Severance payments are expected to be paid through 2013. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018. Contract terminations consist of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits. Contract terminations are expected to be paid in 2012.
At March 31, 2012 and December 31, 2011, $10.2 million and $12.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $10.4 million and $11.4 million, respectively, were included in “Other noncurrent liabilities,” in the Condensed Consolidated Balance Sheets.

6.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging approximately 8%.
Effective January 1, 2012 and pursuant to a new labor agreement ratified in 2011, pension credits have been curtailed for certain bargained employees.
Pension and postretirement benefit costs are as follows:

	Three Months Ended March 31,
	2012	2011	2012	2011
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.6	$1.3	$0.1	$0.1
Interest cost on projected benefit obligation	6.1	6.2	1.6	1.8
Expected return on plan assets	(6.9)	(7.3)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(3.3)	(3.3)
Actuarial loss	3.9	3.6	1.6	1.6
Benefit costs	$3.7	$3.9	$—	$0.2

Contributions in 2012 to the Company’s pension and postretirement plans are expected to be approximately $32.1 million and $21.6 million, respectively. For the three months ended March 31, 2012, contributions to the pension and postretirement plans were $6.1 million each.

7.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.
The Company recognized stock-based compensation expense of $3.5 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $10.3 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, while the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At March 31, 2012 and 2011, there were 0.7 million common shares deferred. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized compensation expenses of $0.7 million for the three months ended March 31, 2012 and a gain of $0.1 million for the corresponding prior period.

In 2010, the Company's Board of Directors approved a new long-term incentive program for certain members of management of both corporate and the data center business. Payment is contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. As of April 30, 2012 the Compensation Committee has approved grants that could result in a maximum payout up to $90 million based on the maximum equity value created of $1.0 billion. The range of reasonably possible payouts is estimated as $30.0 million to $40.0 million. Additional awards may be granted pursuant to these plans in future periods. For the quarter ended March 31, 2012, no compensation expense was recorded for the awards in accordance with ASC 718, "Compensation - Stock Compensation."

8.    Share Repurchases
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the three months ended March 31, 2012, the Company cash settled $0.3 million of these repurchases and retired the remaining 0.1 million shares. As of March 31, 2012, the Company has authority to repurchase $129.2 million of its common stock.

9.    Business Segment Information
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long distance, entertainment, VoIP, and other services over its owned and other wireline networks. The Wireless segment provides advanced digital voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company owns or maintains 20 data centers in Texas, Ohio, Kentucky, Indiana, Illinois, England and Singapore. The IT Services and Hardware segment provides a range of fully managed and outsourced information technology (“IT”) and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2012	2011
Revenue
Wireline	$182.4	$183.9
Wireless	63.7	71.4
Data Center Colocation	52.6	43.4
IT Services and Hardware	73.2	70.3
Intersegment	(9.1)	(8.2)
Total revenue	$362.8	$360.8
Intersegment revenue
Wireline	$5.0	$5.8
Wireless	0.6	0.6
Data Center Colocation	1.6	0.6
IT Services and Hardware	1.9	1.2
Total intersegment revenue	$9.1	$8.2
Operating income
Wireline	$57.2	$59.6
Wireless	15.1	16.3
Data Center Colocation	13.2	12.0
IT Services and Hardware	2.6	3.2
Corporate	(7.1)	(4.7)
Total operating income	$81.0	$86.4
Expenditures for long-lived assets
Wireline	$23.3	$25.5
Wireless	6.3	4.8
Data Center Colocation	52.8	21.6
IT Services and Hardware	2.2	0.5
Total expenditures for long-lived assets	$84.6	$52.4
Depreciation and amortization
Wireline	$25.9	$25.4
Wireless	7.9	8.7
Data Center Colocation	15.6	12.0
IT Services and Hardware	1.6	2.2
Corporate and eliminations	0.1	0.1
Total depreciation and amortization	$51.1	$48.4

	March 31, 2012	December 31, 2011
Assets
Wireline	$728.5	$713.6
Wireless	290.6	295.2
Data Center Colocation	991.8	964.0
IT Services and Hardware	37.8	36.6
Corporate and eliminations	609.2	705.3
Total assets	$2,657.9	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $207.5 million in notes outstanding at March 31, 2012, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and guarantor).

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and guarantor) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended March 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$159.9	$218.5	$(15.6)	$362.8
Operating costs and expenses	7.1	104.4	185.9	(15.6)	281.8
Operating income (loss)	(7.1)	55.5	32.6	—	81.0
Interest expense (income), net	40.6	(0.1)	13.9	—	54.4
Other expense (income), net	(0.4)	1.1	0.8	—	1.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(47.3)	54.5	17.9	—	25.1
Income tax expense (benefit)	(14.1)	19.8	6.8	—	12.5
Equity in earnings of subsidiaries, net of tax	45.8	—	—	(45.8)	—
Net income	12.6	34.7	11.1	(45.8)	12.6
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$14.0	$34.7	$11.1	$(45.8)	$14.0

Net income	12.6	34.7	11.1	(45.8)	12.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.0	$34.7	$11.1	$(45.8)	$10.0

	Three Months Ended March 31, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$1.5	$163.8	$209.5	$(14.0)	$360.8
Operating costs and expenses	7.1	104.7	176.6	(14.0)	274.4
Operating income (loss)	(5.6)	59.1	32.9	—	86.4
Interest expense, net	37.0	1.7	15.8	—	54.5
Other expense (income), net	(0.4)	2.1	(1.7)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(42.2)	55.3	18.8	—	31.9
Income tax expense (benefit)	(13.2)	20.9	6.3	—	14.0
Equity in earnings of subsidiaries, net of tax	46.9	—	—	(46.9)	—
Net income	17.9	34.4	12.5	(46.9)	17.9
Other comprehensive income	1.2	—	—	—	1.2
Total comprehensive income	$19.1	$34.4	$12.5	$(46.9)	$19.1

Net income	17.9	34.4	12.5	(46.9)	17.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.3	$34.4	$12.5	$(46.9)	$15.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$1.8	$1.2	$3.9	$—	$6.9
Receivables, net	1.2	—	174.8	—	176.0
Other current assets	5.7	35.5	33.7	(0.4)	74.5
Total current assets	8.7	36.7	212.4	(0.4)	257.4
Property, plant and equipment, net	0.1	627.6	798.6	—	1,426.3
Goodwill and intangibles, net	—	2.4	500.7	—	503.1
Investments in and advances to subsidiaries	1,833.9	274.3	—	(2,108.2)	—
Other noncurrent assets	389.7	7.4	234.5	(160.5)	471.1
Total assets	$2,232.4	$948.4	$1,746.2	$(2,269.1)	$2,657.9

Current portion of long-term debt	$—	$3.0	$9.9	$—	$12.9
Accounts payable	0.4	41.6	46.9	—	88.9
Other current liabilities	98.0	50.1	49.6	0.5	198.2
Total current liabilities	98.4	94.7	106.4	0.5	300.0
Long-term debt, less current portion	2,182.2	215.6	120.5	—	2,518.3
Other noncurrent liabilities	394.8	131.6	175.9	(161.4)	540.9
Intercompany payables	258.3	—	662.5	(920.8)	—
Total liabilities	2,933.7	441.9	1,065.3	(1,081.7)	3,359.2
Shareowners’ equity (deficit)	(701.3)	506.5	680.9	(1,187.4)	(701.3)
Total liabilities and shareowners’ equity (deficit)	$2,232.4	$948.4	$1,746.2	$(2,269.1)	$2,657.9

	As of December 31, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7
Receivables, net	2.0	—	177.4	—	179.4
Other current assets	5.8	31.8	31.7	(1.4)	67.9
Total current assets	77.4	33.2	211.8	(1.4)	321.0
Property, plant and equipment, net	0.1	642.5	757.9	—	1,400.5
Goodwill and intangibles, net	—	2.4	505.1	—	507.5
Investments in and advances to subsidiaries	1,731.4	237.3	—	(1,968.7)	—
Other noncurrent assets	387.9	7.6	234.0	(143.8)	485.7
Total assets	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Current portion of long-term debt	$—	$3.1	$9.9	$—	$13.0
Accounts payable	1.0	53.7	78.7	—	133.4
Other current liabilities	93.2	55.3	61.5	—	210.0
Total current liabilities	94.2	112.1	150.1	—	356.4
Long-term debt, less current portion	2,182.0	216.3	122.3	—	2,520.6
Other noncurrent liabilities	404.3	122.8	171.0	(145.2)	552.9
Intercompany payables	231.5	—	595.8	(827.3)	—
Total liabilities	2,912.0	451.2	1,039.2	(972.5)	3,429.9
Shareowners’ equity (deficit)	(715.2)	471.8	669.6	(1,141.4)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(36.5)	$47.4	$12.7	$—	$23.6
Capital expenditures	—	(22.3)	(62.3)	—	(84.6)
Cash flows used in investing activities	—	(22.3)	(62.3)	—	(84.6)
Funding between Parent and subsidiaries, net	(29.6)	(24.5)	54.1	—	—
Repayment of debt	—	(0.8)	(3.2)	—	(4.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(1.4)	—	(0.1)	—	(1.5)
Cash flows provided by (used in) financing activities	(31.3)	(25.3)	50.8	—	(5.8)
Increase (decrease) in cash and cash equivalents	(67.8)	(0.2)	1.2	—	(66.8)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$1.8	$1.2	$3.9	$—	$6.9

	Three Months Ended March 31, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.2)	$56.4	$42.8	$—	$65.0
Capital expenditures	—	(23.7)	(28.7)	—	(52.4)
Other investing activities	—	0.1	—	—	0.1
Cash flows used in investing activities	—	(23.6)	(28.7)	—	(52.3)
Funding between Parent and subsidiaries, net	45.7	(32.8)	(12.9)	—	—
Repayment of debt	—	(0.5)	(2.5)	—	(3.0)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	42.7	(33.3)	(15.4)	—	(6.0)
Increase (decrease) in cash and cash equivalents	8.5	(0.5)	(1.3)	—	6.7
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$78.3	$1.3	$4.4	$—	$84.0

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015
The Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017, and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, GramTel Inc., Cyrus One Foreign Holdings LLC, and CyrusOne Inc. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and issuer) for all periods.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011, Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the Condensed Consolidating Balance Sheets as of March 31, 2012 and December 31, 2011, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and issuer) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended March 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$228.0	$150.4	$(15.6)	$362.8
Operating costs and expenses	7.1	194.5	95.8	(15.6)	281.8
Operating income (loss)	(7.1)	33.5	54.6	—	81.0
Interest expense, net	40.6	10.7	3.1	—	54.4
Other expense (income), net	(0.4)	5.3	(3.4)	—	1.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(47.3)	17.5	54.9	—	25.1
Income tax expense (benefit)	(14.1)	5.9	20.7	—	12.5
Equity in earnings of subsidiaries, net of tax	45.8	—	—	(45.8)	—
Net income	12.6	11.6	34.2	(45.8)	12.6
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$14.0	$11.6	$34.2	$(45.8)	$14.0

Net income	12.6	11.6	34.2	(45.8)	12.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.0	$11.6	$34.2	$(45.8)	$10.0

	Three Months Ended March 31, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$1.5	$224.4	$148.9	$(14.0)	$360.8
Operating costs and expenses	7.1	188.6	92.7	(14.0)	274.4
Operating income (loss)	(5.6)	35.8	56.2	—	86.4
Interest expense, net	37.0	13.6	3.9	—	54.5
Other expense (income), net	(0.4)	2.5	(2.1)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(42.2)	19.7	54.4	—	31.9
Income tax expense (benefit)	(13.2)	6.9	20.3	—	14.0
Equity in earnings of subsidiaries, net of tax	46.9	—	—	(46.9)	—
Net income	17.9	12.8	34.1	(46.9)	17.9
Other comprehensive income	1.2	—	—	—	1.2
Total comprehensive income	$19.1	$12.8	$34.1	$(46.9)	$19.1

Net income	17.9	12.8	34.1	(46.9)	17.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.3	$12.8	$34.1	$(46.9)	$15.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$1.8	$1.1	$4.0	$—	$6.9
Receivables, net	1.2	2.0	172.8	—	176.0
Other current assets	5.7	29.0	40.2	(0.4)	74.5
Total current assets	8.7	32.1	217.0	(0.4)	257.4
Property, plant and equipment, net	0.1	772.6	653.6	—	1,426.3
Goodwill and intangibles, net	—	500.7	2.4	—	503.1
Investments in and advances to subsidiaries	1,833.9	4.6	266.5	(2,105.0)	—
Other noncurrent assets	389.7	235.7	6.2	(160.5)	471.1
Total assets	$2,232.4	$1,545.7	$1,145.7	$(2,265.9)	$2,657.9

Current portion of long-term debt	$—	$9.4	$3.5	$—	$12.9
Accounts payable	0.4	54.1	34.4	—	88.9
Other current liabilities	98.0	51.6	48.1	0.5	198.2
Total current liabilities	98.4	115.1	86.0	0.5	300.0
Long-term debt, less current portion	2,182.2	112.1	224.0	—	2,518.3
Other noncurrent liabilities	394.8	159.7	147.8	(161.4)	540.9
Intercompany payables	258.3	553.3	120.7	(932.3)	—
Total liabilities	2,933.7	940.2	578.5	(1,093.2)	3,359.2
Shareowners’ equity (deficit)	(701.3)	605.5	567.2	(1,172.7)	(701.3)
Total liabilities and shareowners’ equity (deficit)	$2,232.4	$1,545.7	$1,145.7	$(2,265.9)	$2,657.9

	As of December 31, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.1	$3.0	$—	$73.7
Receivables, net	2.0	1.9	175.5	—	179.4
Other current assets	5.8	27.6	35.9	(1.4)	67.9
Total current assets	77.4	30.6	214.4	(1.4)	321.0
Property, plant and equipment, net	0.1	731.4	669.0	—	1,400.5
Goodwill and intangibles, net	—	505.1	2.4	—	507.5
Investments in and advances to subsidiaries	1,731.4	1.2	202.5	(1,935.1)	—
Other noncurrent assets	387.9	235.2	6.4	(143.8)	485.7
Total assets	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Current portion of long-term debt	$—	$9.9	$3.1	$—	$13.0
Accounts payable	1.0	109.6	22.8	—	133.4
Other current liabilities	93.2	63.7	53.1	—	210.0
Total current liabilities	94.2	183.2	79.0	—	356.4
Long-term debt, less current portion	2,182.0	113.7	224.9	—	2,520.6
Other noncurrent liabilities	404.3	155.1	138.7	(145.2)	552.9
Intercompany payables	231.5	457.4	123.0	(811.9)	—
Total liabilities	2,912.0	909.4	565.6	(957.1)	3,429.9
Shareowners’ equity (deficit)	(715.2)	594.1	529.1	(1,123.2)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(36.5)	$(14.4)	$74.5	$—	$23.6
Capital expenditures	—	(62.3)	(22.3)	—	(84.6)
Cash flows used in investing activities	—	(62.3)	(22.3)	—	(84.6)
Funding between Parent and subsidiaries, net	(29.6)	80.0	(50.4)	—	—
Repayment of debt	—	(3.2)	(0.8)	—	(4.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(1.4)	(0.1)	—	—	(1.5)
Cash flows provided by (used in) financing activities	(31.3)	76.7	(51.2)	—	(5.8)
Increase (decrease) in cash and cash equivalents	(67.8)	—	1.0	—	(66.8)
Beginning cash and cash equivalents	69.6	1.1	3.0	—	73.7
Ending cash and cash equivalents	$1.8	$1.1	$4.0	$—	$6.9

	Three Months Ended March 31, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(34.2)	$19.7	$79.5	$—	$65.0
Capital expenditures	—	(28.7)	(23.7)	—	(52.4)
Other investing activities	—	—	0.1	—	0.1
Cash flows used in investing activities	—	(28.7)	(23.6)	—	(52.3)
Funding between Parent and subsidiaries, net	45.7	10.2	(55.9)	—	—
Repayment of debt	—	(2.5)	(0.5)	—	(3.0)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	42.7	7.7	(56.4)	—	(6.0)
Increase (decrease) in cash and cash equivalents	8.5	(1.3)	(0.5)	—	6.7
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3
Ending cash and cash equivalents	$78.3	$4.4	$1.3	$—	$84.0

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents the Company filed with the Securities and Exchange Commission (“SEC”). Actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2012, and the results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations
Service revenue was $318.0 million in the first quarter of 2012, an increase of $6.6 million, or 2%, compared to the first quarter of 2011. Data center revenues increased $9.2 million compared to the prior year, and professional and managed services increased $5.7 million compared to the first quarter of 2011. These increases were partially offset from declines in wireline and wireless service revenues. Growth in Fioptics, voice over internet protocol (“VoIP”) and audio conferencing service revenue were largely offset by declines in local voice, long distance and digital subscriber line (“DSL”) revenues in the first three months of 2012.
Product revenue totaled $44.8 million, a decrease of $4.6 million, or 9%, compared to the same quarter last year. The decrease was primarily driven by lower sales of telecommunications and information technology (“IT”) hardware of $2.8 million and lower wireless handset sales compared to a year ago.
Cost of services was $120.4 million compared to $110.7 million in the prior year, an increase of $9.7 million, or 9%. Compared to the first quarter 2011, data center costs increased by $3.6 million due to expansion of data center facilities to meet increased demand. Cost for IT Services and Hardware increased $4.7 million as a result of increased payroll costs and contractor services to support higher managed and professional services revenues. Operating taxes increased in the Wireline segment as a result of higher regulatory rates and higher franchise taxes.
Cost of products sold was $45.4 million in the first quarter of 2012 compared to $48.5 million in the prior year, a decrease of $3.1 million, or 6%. The decrease reflects lower volumes of telecommunications and IT hardware sold, and lower sales of wireless handsets due to a lower number of activations from a year ago.
Selling, general and administrative (“SG&A”) expenses were $64.0 million, a decrease of $0.6 million, or 1%, compared to the first quarter of 2011. SG&A expenses declined in the first quarter of 2012 due to a concentrated effort to reduce these costs. The decrease was driven by lower payroll costs, advertising expenses, consulting and legal services, and contract services. These savings were offset by a $2.0 million increase resulting from a mark-to-market adjustment on cash-settled stock compensation.
Depreciation and amortization totaled $51.1 million in the first quarter of 2012, up $2.7 million, or 6%, from a year ago. The increase in depreciation expense is primarily due to new assets being placed in service for data center expansion. Amortization decreased by $0.5 million, or 10% compared to the first quarter 2011, resulting from the use of accelerated amortization methods on certain intangible assets.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring charges were $0.9 million in the first quarter 2012, which represents severance associated with the elimination of certain management positions and lease abandonments associated with the closing of three retail stores. In the first quarter of 2011, no such charges were incurred.
Acquisition costs were $1.1 million a year ago, with no such costs in the first quarter of 2012. In 2011, acquisition opportunities were investigated but none completed. Asset impairment losses were $1.1 million for the first three months of 2011, with no such costs in 2012.
Interest expense was $54.4 million for the first quarter of 2012 compared to $54.5 million in the first quarter of 2011, a decrease of $0.1 million.
Other expenses were $1.5 million in 2012, which primarily represent a loss recorded on the termination of a lease financing arrangement.
Income tax expense for the first quarter of 2012 was $12.5 million compared to $14.0 million in the first quarter of 2011. The 2012 tax expense primarily decreased as a result of lower pre-tax income.
The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2012 effective tax rate will approximate the actual first quarter 2012 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

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

In the first quarter of 2012, the Company continued to expand its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and MPLS, and payphone services.

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change	% Change
Revenue:
Voice - local service	$66.0	$73.2	$(7.2)	(10)%
Data	76.0	71.1	4.9	7%
Long distance and VoIP	28.9	27.8	1.1	4%
Entertainment	7.7	5.8	1.9	33%
Other	3.8	6.0	(2.2)	(37)%
Total revenue	182.4	183.9	(1.5)	(1)%
Operating costs and expenses:
Cost of services and products	68.8	65.9	2.9	4%
Selling, general and administrative	30.5	33.0	(2.5)	(8)%
Depreciation and amortization	25.9	25.4	0.5	2%
Total operating costs and expenses	125.2	124.3	0.9	1%
Operating income	$57.2	$59.6	$(2.4)	(4)%
Operating margin	31.4%	32.4%		(1.0)	pt
Capital expenditures	$23.3	$25.5	$(2.2)	(9)%
Metrics information (in thousands):
Local access lines	608.6	663.6	(55.0)	(8)%
High-speed internet subscribers
DSL subscribers	214.4	228.2	(13.8)	(6)%
Fioptics internet subscribers	42.8	30.3	12.5	41%
	257.2	258.5	(1.3)	(1)%
Long distance lines	439.2	477.1	(37.9)	(8)%
Fioptics entertainment subscribers	42.7	30.6	12.1	40%

Revenue
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $66.0 million in the first quarter of 2012, down $7.2 million, or 10%, compared to the first quarter a year ago. The decrease in revenue is primarily due to fewer local access lines in use compared to a year ago. Access lines within the segment’s ILEC territory decreased by 49,200, or 8%, from 590,800 at March 31, 2011 to 541,600 at March 31, 2012. The Company had 67,000 CLEC access lines at March 31, 2012 compared to 72,800 access lines at March 31, 2011.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

The access line loss resulted from several factors, including customers electing to solely use wireless service in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics high-speed internet access, DSL high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $76.0 million for the first quarter of 2012, up $4.9 million, or 7%, compared to the first quarter a year ago. Data transport and LAN services increased $4.1 million quarter over quarter as a result of increased demand by business customers for higher speed connections. Revenue from Fioptics high-speed internet services increased $1.0 million in the first quarter of 2012 as compared to the same period in 2011 due to increased subscribers. As of March 31, 2012, the Company had 42,800 high-speed internet Fioptics customers, which is a 12,500, or a 41% increase, from the March 31, 2011 total of 30,300 subscribers. Increases in the quarter were partially offset by lower revenue from fewer DSL subscribers.
Long distance and VoIP revenue was $28.9 million in the first quarter of 2012, an increase of $1.1 million, or 4%, compared to a year ago. The increase in the quarter was primarily due to an increase in VoIP and audio conferencing services which reflects a larger number of subscribers and higher usage. Partially offsetting this favorable trend, long distance revenue decreased $1.0 million in the first quarter of 2012 as compared to the same period in 2011. As of March 31, 2012, long distance subscriber lines were 439,200, an 8% decrease from a year ago. Long distance subscriber lines have declined as consumers opt to utilize wireless and VoIP services.
Entertainment revenue was $7.7 million in the first quarter of 2012, up $1.9 million, or 33%, compared to the same period in 2011. Fioptics entertainment revenue grew by $2.2 million in the first quarter of 2012 compared to the prior period. Fioptics entertainment subscribers increased by 12,100, or 40%, from 30,600 at March 31, 2011 to 42,700 at March 31, 2012. We continue to expand our Fioptics service area as there is strong demand for this service.
Other revenue was $3.8 million in the first quarter of 2012, a decrease of $2.2 million, compared to a year ago. The decrease was primarily related to the sale of the Company's home security monitoring business in the third quarter of 2011, and fewer wire installation jobs compared to the prior year.
Costs and Expenses
Cost of services and products was $68.8 million in the first quarter of 2012, an increase of $2.9 million, or 4%, compared to the first quarter a year ago, primarily due to increased network and other costs associated with increased revenue from Fioptics, audio conferencing, and VoIP services. In addition, operating taxes increased primarily due to higher regulatory rates and higher franchise taxes related to higher Fioptics revenues. These increases were slightly offset by lower operating facilities costs and rent expense compared to the first quarter 2011.
SG&A expenses were $30.5 million in the first quarter of 2012, down $2.5 million, or 8%, compared to the same period last year. Advertising costs, legal and consulting expenses, and contract services decreased by $2.0 million. Payroll related costs also decreased $1.0 million due to lower headcount associated with initiatives to reduce costs. These lower costs were partially offset by higher bad debt expense in the first quarter 2012.
Depreciation and amortization was $25.9 million in the first quarter 2012, an increase of $0.5 million compared to a year ago.
Capital Expenditures
Capital expenditures are used to maintain the wireline network, expand the Company's Fioptics product suite, and upgrade its DSL network. Capital expenditures were $23.3 million for the first quarter of 2012, a decrease of $2.2 million, or 9%, compared to the first quarter a year ago. As of March 31, 2012, the Company is able to provide its Fioptics services to 147,000 units.

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

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2012	2011	Change	% Change
Revenue:
Postpaid service	$46.4	$50.9	$(4.5)	(9)%
Prepaid service	12.7	14.2	(1.5)	(11)%
Equipment and other	4.6	6.3	(1.7)	(27)%
Total revenue	63.7	71.4	(7.7)	(11)%
Operating costs and expenses:
Cost of services and products	29.5	32.0	(2.5)	(8)%
Selling, general and administrative	10.7	13.3	(2.6)	(20)%
Depreciation and amortization	7.9	8.7	(0.8)	(9)%
Restructuring charges	0.5	—	0.5	n/m
Asset impairment	—	1.1	(1.1)	n/m
Total operating costs and expenses	48.6	55.1	(6.5)	(12)%
Operating income	$15.1	$16.3	$(1.2)	(7)%
Operating margin	23.7%	22.8%		0.9	pts
Capital expenditures	$6.3	$4.8	$1.5	31%
Metrics information:
Postpaid ARPU*	$50.82	$48.90	$1.92	4%
Prepaid ARPU*	$28.53	$29.52	$(0.99)	(3)%
Postpaid subscribers (in thousands)	297.7	341.9	(44.2)	(13)%
Prepaid subscribers (in thousands)	148.7	162.0	(13.3)	(8)%
Average postpaid churn	2.2%	2.1%		0.1	pt

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $46.4 million in the first quarter of 2012, a decrease of $4.5 million, or 9%, compared to the first quarter a year ago. The decrease in postpaid service revenue was primarily driven by a 13% decrease in subscribers. Postpaid ARPU was $50.82 in the first quarter of 2012, a 4% increase from the first quarter 2011. A rate increase in the first quarter of 2012 and increased data usage were the primary factors related to higher postpaid ARPU compared to a year ago.
Data usage continues to grow, driven by a higher number of smartphone users, which has offset a 6% decrease in voice minutes of use per subscriber. The Company had 104,100 postpaid smartphone subscribers at March 31, 2012, up 7,400, or 8%, from the same period a year ago. Postpaid data ARPU for the first three months of 2012 was $16.18, up 21%, compared to $13.33 in the corresponding prior year period.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Prepaid service revenue was $12.7 million in the first quarter of 2012, a decrease of $1.5 million, or 11%, compared to the same period in 2011. Prepaid subscribers were 148,700 at March 31, 2012, down 8% from a year earlier. Competition for prepaid customers continues to be strong. In response, Wireless continued to promote discounted rate plans in the first quarter of 2012, which resulted in a 3% decline in prepaid ARPU compared to the first quarter last year. The lower ARPU was driven by a shift from weekly to discounted monthly rate plans and the launch of Lifeline subsidized wireless service after the first quarter of 2011.
Equipment and other revenue for the first quarter of 2012 was $4.6 million, down 27% compared to the first quarter of 2011. Equipment revenue decreased primarily due to fewer handset and accessories sales resulting from a lower subscriber base compared to a year ago.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Cost of services and products was $29.5 million in the first quarter of 2012, down $2.5 million compared to the prior year. The decrease was primarily related to lower handset sales revenue in the first quarter of 2012 compared to 2011, which was partially offset by increased handset subsidy cost. Continued cost reduction initiatives also resulted in decreased payroll, contractor services, and network costs.
SG&A expenses were $10.7 million in the first quarter of 2012, representing a decrease of $2.6 million compared to the same period of 2011. The closing of three retail stores resulted in lower payroll and facilities costs. After the closing of these stores, the Company now has 10 owned retail stores in its Greater Cincinnati operating territory. Efforts to contain costs also resulted in decreased advertising and contract services.
Depreciation and amortization was $7.9 million in the first quarter of 2012, a decrease of $0.8 million compared to the first quarter a year earlier. The decrease in depreciation expense was primarily related to the closing of three retail stores in the first quarter of 2012.
Restructuring charges were $0.5 million in the first quarter of 2012, which represents severance and costs associated with lease abandonments for the closing of retail stores. No such costs were incurred in the first quarter of 2011.
In the first three months of 2011, Wireless recognized asset impairment losses of $1.1 million related to the write-off of capital projects that were abandoned. No such impairment losses were recognized in the first three months of 2012.
Capital Expenditures
Capital expenditures were $6.3 million in the first quarter of 2012, an increase of $1.5 million compared to the first quarter of 2011. The increase in capital expenditures supported the continued upgrade of our network platforms to support increased data usage.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides large enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection.

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change	% Change
Revenue	$52.6	$43.4	$9.2	21%
Operating costs and expenses:
Cost of services	17.3	13.7	3.6	26%
Selling, general and administrative	6.5	5.7	0.8	14%
Depreciation and amortization	15.6	12.0	3.6	30%
Total operating costs and expenses	39.4	31.4	8.0	25%
Operating income	$13.2	$12.0	$1.2	10%
Operating margin	25.1%	27.6%		(2.5)	pts
Capital expenditures	$52.8	$21.6	$31.2	144%
Metrics information:
Data center capacity (in square feet)	806,000	659,000	147,000	22%
Utilization rate*	85%	90%		(5)	pts

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billed to the customer.

Revenue
Data center revenue consists of recurring colocation rents and nonrecurring service revenue for installation of customer equipment. Data center revenue was $52.6 million in the first quarter of 2012, an increase of $9.2 million, or 21%, compared to the same period last year. Revenue increased on sales of space, power, and related colocation products to new and existing customers.
Our data center capacity increased to 806,000 square feet at March 31, 2012, up 22% from a year earlier. At March 31, 2012, the utilization rate of the Company's data center facilities was 85%, down 5 percentage points from the first quarter of 2011 as additional space has been placed in service. However, the amount of space that is contractually committed increased 94,000 square feet, or 17%, compared to the end of the first quarter of 2011.
Costs and Expenses
Cost of services was $17.3 million in the first quarter of 2012 compared to $13.7 million in the first quarter a year ago, up $3.6 million. The increase was driven by higher power costs, rent, and payroll expenses associated with the expansion of our data center facilities and growth in revenues. Power costs increased due to higher usage and rates, driven by more data center space in operation.
SG&A expenses were $6.5 million in the first quarter of 2012, an increase of $0.8 million compared to the corresponding quarter in 2011. The increase was driven by higher payroll, marketing, and legal and professional fees. Payroll costs increased as a result of new hires in both the sales and management teams. Marketing costs increased due to higher spending to develop and promote the CyrusOne brand. Legal and professional fees were higher versus 2011 primarily due to the costs incurred to expand into new markets.
Depreciation and amortization expense was $15.6 million in the first quarter of 2012, an increase of $3.6 million as compared to the first quarter of 2011. This increase was due to higher depreciation expense on new assets placed in service.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation, continued
Capital Expenditures
Capital expenditures were $52.8 million in the first quarter of 2012, an increase from $21.6 million in the first quarter of 2011. During the first quarter of 2012, the Company completed construction of 43,000 square feet primarily in Austin, Texas. Expansions of existing data centers are ongoing in a number of markets. The Company expects to complete construction of approximately 140,000 square feet of additional space by the end of 2012.
The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside of its traditional operating territories to support this growth.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas including locations in U.S., Canada, and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network and data center services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change	% Change
Revenue:
Telecom and IT equipment distribution	$45.7	$48.5	$(2.8)	(6)%
Managed and professional services	27.5	21.8	5.7	26%
Total revenue	73.2	70.3	2.9	4%
Operating costs and expenses:
Cost of services and products	58.7	55.0	3.7	7%
Selling, general and administrative	10.3	9.9	0.4	4%
Depreciation and amortization	1.6	2.2	(0.6)	(27)%
Total operating costs and expenses	70.6	67.1	3.5	5%
Operating income	$2.6	$3.2	$(0.6)	(19)%
Operating margin	3.6%	4.6%		(1.0)	pt
Capital expenditures	$2.2	$0.5	$1.7	340%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $45.7 million in the first quarter of 2012, a decrease of $2.8 million, or 6%, compared to the same period in 2011. The decrease reflects lower equipment sales arising from lower capital spending by business customers.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as long-term and short-term IT outsourcing and consulting engagements. In the three months ended March 31, 2012, managed and professional services revenue was $27.5 million, an increase of $5.7 million, or 26%, from a year ago. Higher sales to one of the Company's largest customers accounted for most of the increased revenue for the first quarter of 2012.
Costs and Expenses
Cost of services and products was $58.7 million in the first quarter of 2012, an increase of $3.7 million compared to the same period in 2011. Increased demand for managed and professional services drove a $4.7 million increase, primarily associated with payroll costs, contract services and other outsourced services. Cost of products sold decreased $1.0 million as a result of decreased hardware sales.
SG&A expenses were $10.3 million in the first quarter of 2012, an increase of $0.4 million compared to the first quarter of 2011. The increase in SG&A expense is consistent with the increase in revenue.
For the three months ended March 31, 2012, depreciation expense decreased $0.6 million compared to 2011.

Capital Expenditures
Capital expenditures were $2.2 million in 2012 compared to $0.5 million in 2011. Capital expenditures were higher in 2012 due to an increase in managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of March 31, 2012, the Company had $2,531.2 million of outstanding indebtedness and an accumulated deficit of $3,207.4 million. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary sources of cash are generated by operations. The Company generated $23.6 million and $65.0 million of cash flows from operations during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company had $297.2 million of short-term liquidity, comprised of $6.9 million of cash and cash equivalents, $210.0 million of undrawn capacity on the Corporate credit facility, and $80.3 million of unused capacity on the Receivables Facility.
The Company’s primary uses of cash are interest payments on debt obligations, capital expenditures, and working capital. Additionally, the Company continues to pursue growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital both within and outside its traditional operating territory, to support this growth. The Company believes that its cash on hand, operating cash flows, and credit facilities will be sufficient to fund its primary uses of cash. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations as they mature. However, such refinancing may result in higher interest costs in future periods.
Cash Flows
For the three months ended March 31, 2012, cash provided by operating activities totaled $23.6 million, a decrease of $41.4 million compared to the $65.0 million of cash provided by operating activities during the same period in 2011. The cash provided by operating activities decreased primarily as a result of higher working capital needs.
Cash flows used in investing activities were $84.6 million for the three months ended March 31, 2012 compared to $52.3 million for the three months ended March 31, 2011. Capital expenditures were higher for the three months ended March 31, 2012, due primarily to the expansion of data center operations.
Cash flow utilized for financing activities was $5.8 million for the three months ended March 31, 2012, and $6.0 million for the same period in 2011. Cash was used to pay $2.6 million of preferred stock dividends in both periods. Cash was also used to make debt repayments of $4.0 million and $3.0 million during the three months ended March 31, 2012 and 2011, respectively. Cash provided from the exercise of employee stock options was $1.4 million higher in the three months ended March 31, 2012 compared to the same period in 2011.

Debt Covenants
Credit Facility
The credit facility financial covenants require that the Company maintain certain leverage and interest coverage ratios, and limits our cumulative spending on capital expenditures. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance with all of its credit facility covenants.

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the three months ended March 31, 2012:

(dollars in millions)
Consolidated Total Leverage Ratio as of March 31, 2012	4.88
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$584.6
Consolidated EBITDA clearance over compliance threshold	$97.4

Form 10-Q Part I	Cincinnati Bell Inc.

Definitions and components of calculations are detailed in the bank credit agreement and can be found in the Form 8-K filed June 11, 2010 and Form 8-K filed November 3, 2011.

Public Indentures
Various issuances of the Company’s public debt, which include the 7% Senior Notes due 2015, the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. Restricted Payments (as defined in the individual indentures) include common stock dividends, repurchase of common stock, and certain other public debt repayments. The Company believes it has sufficient ability under its public debt indentures to make its intended restricted payments in 2012. The Company is in compliance with all of its public debt indentures.

One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined in the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of March 31, 2012, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, with additional availability of Adjusted Senior Debt of approximately $25 million.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the three months ended March 31, 2012, the Company cash settled $0.3 million of these repurchases and retired the remaining 0.1 million shares. As of March 31, 2012, the Company has authority to repurchase $129.2 million of its common stock. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities.
Regulatory Matters
In late 2011 and early 2012 the Federal Communications Commission (“FCC”) adopted comprehensive reforms to the high cost support and low income universal service fund (“USF”) programs and the intercarrier compensation (“ICC”) system. The USF reforms are intended to transform the fund from its historical mission of supporting only phone service to the new Connect America Fund (“CAF”) that will also support expanded broadband coverage. The ICC reforms are designed to phase out the current system of switched access charges and reciprocal compensation in which carriers charge other carriers for the use of their facilities for originating and terminating traffic. The end point of the ICC reforms will be a bill and keep system in which intercarrier charges are eliminated and carriers recover all of their costs from their end users. Numerous appeals of the high cost USF and ICC reforms have been filed with the courts and consolidated into one case that will be heard by the 10th District Court of Appeals. However, the order has not been stayed by the court and implementation of these reforms is continuing. Most of the reforms are phased-in over a number of years and the impact on Cincinnati Bell in 2012 is expected to be relatively insignificant.
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

In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned:NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties

Form 10-Q Part I	Cincinnati Bell Inc.

agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action has been stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to Cincinnati Bell's corporate governance. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. The plaintiff in the Federal Action will move the court in the Federal Action to dismiss the Federal Action with prejudice. As of March 31, 2012 and December 31, 2011, the settlement, which was less than $1 million, had been fully accrued.

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended 2011 for a complete description of future operating trends.
In February 2012, the Company's board of directors authorized management to pursue the evaluation of structural, capital and financial alternatives for its growing Data Center business. Please refer to the Company's press release dated May 3, 2012 for more information regarding the Company's plans.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying condensed consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2011.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the Company's market risks. There are no material changes for the period ending March 31, 2012.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13-a 15(e)) as of the end of the period covered by this report. Based on this evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2012, and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2012 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned: In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action has been stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to Cincinnati Bell's corporate governance. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. The plaintiff in the Federal Action will move the court in the Federal Action to dismiss the Federal Action with prejudice. As of March 31, 2012 and December 31, 2011, the settlement, which was less than $1 million, had been fully accrued.

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2012, the Company had no unregistered sales of equity securities. The company also had no purchases of its common stock for the quarter ended March 31, 2012.

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

Cincinnati Bell Inc.

Date:	May 7, 2012	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	May 7, 2012	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer