Form 10-Q
period 2012-06-30
CINCINNATI BELL INC
filed 2012-08-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2012, there were 197,388,041 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Services	$318.9	$314.8	$636.9	$626.2
Products	49.3	52.7	94.1	102.1
Total revenue	368.2	367.5	731.0	728.3
Costs and expenses
Cost of services, excluding items below	121.6	114.8	242.0	225.5
Cost of products sold, excluding items below	50.1	54.2	95.5	102.7
Selling, general and administrative	63.4	66.6	127.4	131.2
Depreciation and amortization	53.7	48.8	104.8	97.2
Restructuring charges	1.2	—	2.1	—
Curtailment loss	—	4.2	—	4.2
Acquisition costs	—	0.8	—	1.9
Asset impairments	13.0	0.5	13.0	1.6
Total operating costs and expenses	303.0	289.9	584.8	564.3
Operating income	65.2	77.6	146.2	164.0
Interest expense	53.7	53.4	108.1	107.9
Other expense, net	—	—	1.5	—
Income before income taxes	11.5	24.2	36.6	56.1
Income tax expense	7.0	10.7	19.5	24.7
Net income	4.5	13.5	17.1	31.4
Preferred stock dividends	2.6	2.6	5.2	5.2
Net income applicable to common shareowners	$1.9	$10.9	$11.9	$26.2
Basic earnings per common share	$0.01	$0.06	$0.06	$0.13
Diluted earnings per common share	$0.01	$0.05	$0.06	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$4.5	$13.5	$17.1	$31.4
Other comprehensive income, net of tax:
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $0.9	—	1.4	—	1.4
Amortization of prior service benefits included in net income, net of tax of ($1.1), ($1.2), ($2.3), ($2.4)	(2.1)	(2.0)	(4.2)	(4.0)
Amortization of net actuarial loss included in net income, net of tax of $2.8, $1.8, $4.8, $3.8	4.8	3.3	8.3	6.5
Reclassification adjustment for curtailment loss included in net income, net of tax of $1.5	—	2.7	—	2.7
Other comprehensive income	2.7	5.4	4.1	6.6
Total comprehensive income	$7.2	$18.9	$21.2	$38.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$4.1	$73.7
Receivables, less allowances of $12.2 and $11.6	194.8	179.4
Inventory, materials and supplies	24.4	23.8
Deferred income taxes, net	33.1	30.2
Prepaid expenses	14.2	11.2
Other current assets	8.0	2.7
Total current assets	278.6	321.0
Property, plant and equipment, net	1,471.5	1,400.5
Goodwill	290.6	290.6
Intangible assets, net	203.4	216.9
Deferred income taxes, net	399.0	423.5
Other noncurrent assets	59.6	62.2
Total assets	$2,702.7	$2,714.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.5	$13.0
Accounts payable	119.7	133.4
Unearned revenue and customer deposits	50.5	48.2
Accrued taxes	16.3	15.5
Accrued interest	45.8	45.6
Accrued payroll and benefits	48.1	52.6
Other current liabilities	37.5	48.1
Total current liabilities	331.4	356.4
Long-term debt, less current portion	2,538.7	2,520.6
Pension and postretirement benefit obligations	368.4	389.9
Other noncurrent liabilities	160.4	163.0
Total liabilities	3,398.9	3,429.9
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 197,864,910 and 196,322,649 shares issued; 197,373,191 and 195,721,796 shares outstanding at June 30, 2012 and December 31, 2011	2.0	2.0
Additional paid-in capital	2,582.1	2,584.6
Accumulated deficit	(3,202.9)	(3,220.0)
Accumulated other comprehensive loss	(204.8)	(208.9)
Common shares in treasury, at cost	(2.0)	(2.3)
Total shareowners’ deficit	(696.2)	(715.2)
Total liabilities and shareowners’ deficit	$2,702.7	$2,714.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$17.1	$31.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	104.8	97.2
Provision for loss on receivables	7.4	6.7
Asset impairments	13.0	1.6
Noncash portion of interest expense	3.9	3.7
Deferred income tax provision	19.5	24.6
Pension and other postretirement payments in excess of expense	(15.0)	(12.1)
Stock-based compensation	2.4	1.9
Other, net	(0.6)	(1.5)
Changes in operating assets and liabilities
Increase in receivables	(22.7)	(2.6)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(8.2)	(2.8)
Decrease in accounts payable	(18.1)	(16.4)
Decrease in accrued and other current liabilities	(9.4)	(7.6)
Increase in other noncurrent assets	(0.7)	(0.4)
Decrease in other noncurrent liabilities	(1.5)	(5.8)
Net cash provided by operating activities	91.9	117.9
Cash flows from investing activities
Capital expenditures	(167.4)	(92.5)
Other, net	—	(0.2)
Net cash used in investing activities	(167.4)	(92.7)
Cash flows from financing activities
Borrowing on corporate credit and receivables facilities, net	19.0	0.4
Repayment of debt	(8.0)	(6.2)
Debt issuance costs	—	(0.8)
Dividends paid on preferred stock	(5.2)	(5.2)
Common stock repurchase	(0.3)	—
Other, net	0.4	(0.6)
Net cash provided by (used in) financing activities	5.9	(12.4)
Net (decrease) increase in cash and cash equivalents	(69.6)	12.8
Cash and cash equivalents at beginning of period	73.7	77.3
Cash and cash equivalents at end of period	$4.1	$90.1

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$7.0	$23.6
Acquisition of property on account	$25.1	$13.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Recently Issued Accounting Standards — In July 2012, the Financial Accounting Standards Board ("FASB") amended the guidance in Accounting Standards Codification ("ASC") 350-30 on testing indefinite-lived intangibles assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual and interim impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements; rather it may change management's approach to testing indefinite-lived intangible assets for impairment.
In December 2011, the FASB amended the guidance in ASC 210 related to disclosures about offsetting assets and liabilities. The amendments would require an entity to disclose information about financial instruments and derivative instruments that are either offset subject to ASC 210-20-45 or ASC 815-10-45, or subject to enforceable master netting arrangements or similar arrangements. We will be required to adopt this guidance beginning with our interim financial statements for the three months ending March 31, 2013. The adoption of this accounting standard is not expected to have a material impact on our financial statements.
In September 2011, the FASB amended the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Company adopted this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this accounting standard did not have a material impact on the Company's financial statements; but rather it may change the Company's approach for annual goodwill testing.
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

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income	$4.5	$13.5	$17.1	$31.4
Preferred stock dividends	2.6	2.6	5.2	5.2
Income available to common shareholders - basic and diluted	$1.9	$10.9	$11.9	$26.2
Denominator:
Weighted average common shares outstanding - basic	195.8	198.0	195.5	197.9
Warrants	3.1	0.2	3.1	0.1
Stock-based compensation arrangements	2.8	2.8	3.1	2.7
Weighted average common shares outstanding - diluted	201.7	201.0	201.7	200.7
Basic earnings per common share	$0.01	$0.06	$0.06	$0.13
Diluted earnings per common share	$0.01	$0.05	$0.06	$0.13

For the three and six months ended June 30, 2012, awards under the Company’s stock-based compensation plans for common shares of 7.2 million and 7.1 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and six months ended June 30, 2011, awards for common shares of 11.7 million and 11.8 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods, preferred stock convertible into 4.5 million common shares was excluded as the inclusion would have been anti-dilutive.

3. Long-Lived and Intangible Assets

In the three and six months ended June 30, 2012, asset impairment losses of $13.0 million were recognized on certain data center long-lived and intangible assets. During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible associated with the GramTel acquisition and fixed assets at two data centers. Once we determined the results of the step one analysis indicated an impairment loss may exist, management engaged a third party valuation specialist to assist in estimating the fair value of these assets. A preliminary estimate of the impairment loss, which is subject to change upon completion of the third party valuation specialist's report, was recognized in the accompanying statement of operations and the Data Center Colocation segment. Remaining net book value of the affected assets after the impairment charge totaled $5.5 million at June 30, 2012.
In the six months ended June 30, 2011, asset impairment losses of $1.6 million were recognized. In the first quarter of 2011, the Wireless segment had certain capital projects canceled or abandoned resulting in an asset impairment of $1.1 million, which represents the full carrying value of the canceled and abandoned projects. In the second quarter of 2011, a $0.5 million asset impairment charge was recorded on certain properties held for sale in the Wireline segment which were impaired as their estimated fair value was lower than their carrying value.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2012	December 31, 2011
Current portion of long-term debt:
Capital lease obligations and other debt	$13.5	$13.0
Current portion of long-term debt	13.5	13.0
Long-term debt, less current portion:
Receivables facility	19.0	—
7% Senior Notes due 2015*	250.0	250.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	130.1	131.4
	2,546.6	2,529.3
Net unamortized discount	(7.9)	(8.7)
Long-term debt, less current portion	2,538.7	2,520.6
Total debt	$2,552.2	$2,533.6

* The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.
As of June 30, 2012, the Company had no outstanding borrowings on its revolving credit facility, leaving $210.0 million available for borrowings. This revolving credit facility expires in June 2014.
As of June 30, 2012, the Company had $19.0 million of borrowings and $23.2 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving $62.8 million remaining on the available borrowings of $105.0 million. The Receivables Facility is subject to renewal every 364 days. On June 4, 2012, the Company amended its Receivables Facility to extend its term to June 3, 2013. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under its revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2012 and December 31, 2011, except for the Company's debt and other financing arrangements.

The carrying value and fair value of the Company’s long-term debt and other financing arrangements are as follows:

	June 30, 2012		December 31, 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,552.2	$2,547.7	$2,533.6	$2,460.5
Other financing arrangements	48.3	48.5	47.9	47.2

Form 10-Q Part I	Cincinnati Bell Inc.

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at June 30, 2012 and December 31, 2011, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
As of June 30, 2012, the following assets were measured at fair value:

		Fair Value Measurements Using
(dollars in millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationship intangible	$—	$—	$—	$—	$(4.3)
Property	5.5	—	—	5.5	(8.7)
Impairment losses					$(13.0)
In the second quarter of 2012, the customer relationship intangible obtained in the Gramtel acquisition was deemed impaired. The fair value of this asset was estimated at zero, resulting in an impairment loss of $4.3 million. The fair value of this asset was estimated by management using a third party valuation specialist. The fair value was estimated using the income approach, which discounted the expected future earnings attributable to the acquired customer contracts. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In addition, leasehold improvements and other property at two data centers were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June 30, 2012. The fair value of the assets was written down to the estimated fair value of $5.5 million, resulting in an impairment loss of $8.7 million. The fair value of these assets was estimated by management using a third party valuation specialist. Fair value was estimated using either a cost approach or the market approach. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
6.    Restructuring Charges
Restructuring liabilities have been established for employee separation obligations, lease abandonments and contract terminations. A summary of the activity in these liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	0.4	0.5	—	0.9
Utilizations	(1.7)	(1.3)	(1.3)	(4.3)
Balance as of March 31, 2012	$12.9	$7.3	$0.4	$20.6
Charges	0.9	0.3	—	1.2
Utilizations	(1.1)	(0.8)	(0.1)	(2.0)
Balance as of June 30, 2012	$12.7	$6.8	$0.3	$19.8
For the three months ended March 31, 2012, a restructuring charge of $0.5 million was recognized for the remaining lease obligations associated with the exit of three retail stores. In addition, a restructuring charge of $0.4 million was recognized for severance associated with employee separation contracts. For the three months ended June 30, 2012, a restructuring charge of $1.2 million was recognized for severance associated with employee separations and remaining lease obligations associated with the exit of an out-of-territory sales office.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	Data Center Colocation	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2011	$15.1	$0.7	$—	$2.5	$5.7	$24.0
Charges	—	0.5	—	—	0.4	0.9
Utilizations	(2.9)	(0.4)	—	(0.2)	(0.8)	(4.3)
Balance as of March 31, 2012	$12.2	$0.8	$—	$2.3	$5.3	$20.6
Charges	0.7	—	0.5	—	—	1.2
Utilizations	(1.4)	(0.3)	(0.1)	(0.2)	—	(2.0)
Balance as of June 30, 2012	$11.5	$0.5	$0.4	$2.1	$5.3	$19.8
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan, certain management contracts and a voluntary termination program offered to certain Wireline call center employees in the second quarter of 2012. Severance payments are expected to be paid through 2013. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018. Contract terminations consist of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits. All contract termination expenses are expected to be paid in 2012.
At June 30, 2012 and December 31, 2011, $10.0 million and $12.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $9.8 million and $11.4 million, respectively, were included in “Other noncurrent liabilities,” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging approximately 8%.
Effective January 1, 2012 and pursuant to a new labor agreement ratified in 2011, pension credits have been curtailed for certain bargained employees.

Form 10-Q Part I	Cincinnati Bell Inc.

Pension and postretirement benefit costs are as follows:

	Three Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.7	$1.3	$0.1	$0.1
Interest cost on projected benefit obligation	4.6	6.2	1.2	1.8
Expected return on plan assets	(6.1)	(7.3)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.3)	(3.3)
Actuarial loss	5.8	3.5	1.8	1.6
Curtailment loss	—	4.2	—	—
Benefit costs	$5.1	$8.0	$(0.2)	$0.2

	Six Months Ended June 30,
	2012	2011	2012	2011
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.3	$2.6	$0.2	$0.2
Interest cost on projected benefit obligation	10.7	12.4	2.8	3.6
Expected return on plan assets	(13.0)	(14.6)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.2	(6.6)	(6.6)
Actuarial loss	9.7	7.1	3.4	3.2
Curtailment loss	—	4.2	—	—
Benefit costs	$8.8	$11.9	$(0.2)	$0.4

Contributions in 2012 to the Company’s pension and postretirement plans are expected to be approximately $32 million and $22 million, respectively. For the six months ended June 30, 2012, contributions to the pension plans were $12.6 million and contributions to the postretirement plan were $11.4 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.
The Company recognized stock-based compensation expense of $1.3 million and $4.8 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company recognized stock-based compensation expense of $2.3 million and $3.7 million, respectively. As of June 30, 2012, there was $8.6 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At June 30, 2012 and 2011, there were 0.7 million common shares deferred. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized a gain of $0.2 million and expense of $0.5 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company recognized expense of $0.4 million and $0.3 million, respectively.

In 2010, the Company's Board of Directors approved a new long-term incentive program for certain members of management. Payment is contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. As of June 30, 2012, the Compensation Committee of the Company's Board of

Directors has approved grants that could result in a maximum payout up to $90 million assuming the equity value created is $1.0 billion. For the quarter ended June 30, 2012, no compensation expense was recorded for these awards.

9.    Share Repurchases
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the six months ended June 30, 2012, the Company cash settled $0.3 million and retired the remaining 0.1 million shares. As of June 30, 2012, the Company has the authority to repurchase $129.2 million of its common stock.

10.    Business Segment Information
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol (“VoIP”), and other services over its owned and other wireline networks. The Wireless segment provides advanced digital voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company owns or maintains 21 data centers in Texas, Ohio, Kentucky, Indiana, Illinois, England and Singapore. The IT Services and Hardware segment provides a range of fully managed and outsourced information technology (“IT”) and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2012	2011	2012	2011
Revenue
Wireline	$183.7	$185.2	$366.1	$369.1
Wireless	61.8	69.7	125.5	141.1
Data Center Colocation	54.0	45.1	106.6	88.5
IT Services and Hardware	77.3	75.7	150.5	146.0
Intersegment	(8.6)	(8.2)	(17.7)	(16.4)
Total revenue	$368.2	$367.5	$731.0	$728.3
Intersegment revenue
Wireline	$4.7	$5.8	$9.7	$11.6
Wireless	0.6	0.5	1.2	1.1
Data Center Colocation	1.6	0.5	3.2	1.1
IT Services and Hardware	1.7	1.4	3.6	2.6
Total intersegment revenue	$8.6	$8.2	$17.7	$16.4
Operating income
Wireline	$54.7	$55.4	$111.9	$115.0
Wireless	15.8	15.2	30.9	31.5
Data Center Colocation	(1.9)	12.8	11.3	24.8
IT Services and Hardware	0.8	1.5	3.4	4.7
Corporate	(4.2)	(7.3)	(11.3)	(12.0)
Total operating income	$65.2	$77.6	$146.2	$164.0
Expenditures for long-lived assets
Wireline	$26.4	$22.6	$49.7	$48.1
Wireless	1.9	0.9	8.2	5.7
Data Center Colocation	52.0	14.6	104.8	36.2
IT Services and Hardware	2.5	2.0	4.7	2.5
Total expenditures for long-lived assets	$82.8	$40.1	$167.4	$92.5
Depreciation and amortization
Wireline	$26.4	$25.1	$52.3	$50.5
Wireless	8.0	8.4	15.9	17.1
Data Center Colocation	17.0	13.0	32.6	25.0
IT Services and Hardware	2.3	2.2	3.9	4.4
Corporate and eliminations	—	0.1	0.1	0.2
Total depreciation and amortization	$53.7	$48.8	$104.8	$97.2

	June 30, 2012	December 31, 2011
Assets
Wireline	$716.5	$713.6
Wireless	283.0	295.2
Data Center Colocation	1,028.4	964.0
IT Services and Hardware	42.8	36.6
Corporate and eliminations	632.0	705.3
Total assets	$2,702.7	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $207.5 million in notes outstanding at June 30, 2012, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and guarantor).

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and guarantor) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended June 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$161.3	$222.3	$(15.4)	$368.2
Operating costs and expenses	4.0	108.4	206.0	(15.4)	303.0
Operating income (loss)	(4.0)	52.9	16.3	—	65.2
Interest expense (income), net	40.8	(0.1)	13.0	—	53.7
Other expense (income), net	(0.3)	1.2	(0.9)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(44.5)	51.8	4.2	—	11.5
Income tax expense (benefit)	(15.7)	18.7	4.0	—	7.0
Equity in earnings of subsidiaries, net of tax	33.3	—	—	(33.3)	—
Net income	4.5	33.1	0.2	(33.3)	4.5
Other comprehensive income	2.7	—	—	—	2.7
Total comprehensive income	$7.2	$33.1	$0.2	$(33.3)	$7.2

Net income	4.5	33.1	0.2	(33.3)	4.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.9	$33.1	$0.2	$(33.3)	$1.9

	Three Months Ended June 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$1.4	$165.6	$214.9	$(14.4)	$367.5
Operating costs and expenses	8.0	110.8	185.5	(14.4)	289.9
Operating income (loss)	(6.6)	54.8	29.4	—	77.6
Interest expense, net	37.0	1.0	15.4	—	53.4
Other expense (income), net	(0.5)	1.8	(1.3)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(43.1)	52.0	15.3	—	24.2
Income tax expense (benefit)	(15.4)	19.6	6.5	—	10.7
Equity in earnings of subsidiaries, net of tax	41.2	—	—	(41.2)	—
Net income	13.5	32.4	8.8	(41.2)	13.5
Other comprehensive income	5.4	—	—	—	5.4
Total comprehensive income	$18.9	$32.4	$8.8	$(41.2)	$18.9

Net income	13.5	32.4	8.8	(41.2)	13.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.9	$32.4	$8.8	$(41.2)	$10.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Six Months Ended June 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$321.2	$440.8	$(31.0)	$731.0
Operating costs and expenses	11.1	212.8	391.9	(31.0)	584.8
Operating income (loss)	(11.1)	108.4	48.9	—	146.2
Interest expense (income), net	81.4	(0.2)	26.9	—	108.1
Other expense (income), net	(0.7)	2.3	(0.1)	—	1.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(91.8)	106.3	22.1	—	36.6
Income tax expense (benefit)	(29.8)	38.5	10.8	—	19.5
Equity in earnings of subsidiaries, net of tax	79.1	—	—	(79.1)	—
Net income	17.1	67.8	11.3	(79.1)	17.1
Other comprehensive income	4.1	—	—	—	4.1
Total comprehensive income	$21.2	$67.8	$11.3	$(79.1)	$21.2

Net income	17.1	67.8	11.3	(79.1)	17.1
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$11.9	$67.8	$11.3	$(79.1)	$11.9

	Six Months Ended June 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$2.9	$329.4	$424.4	$(28.4)	$728.3
Operating costs and expenses	15.1	215.5	362.1	(28.4)	564.3
Operating income (loss)	(12.2)	113.9	62.3	—	164.0
Interest expense, net	74.0	2.7	31.2	—	107.9
Other expense (income), net	(0.9)	3.9	(3.0)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(85.3)	107.3	34.1	—	56.1
Income tax expense (benefit)	(28.6)	40.5	12.8	—	24.7
Equity in earnings of subsidiaries, net of tax	88.1	—	—	(88.1)	—
Net income	31.4	66.8	21.3	(88.1)	31.4
Other comprehensive income	6.6	—	—	—	6.6
Total comprehensive income	$38.0	$66.8	$21.3	$(88.1)	$38.0

Net income	31.4	66.8	21.3	(88.1)	31.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$26.2	$66.8	$21.3	$(88.1)	$26.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$0.4	$1.3	$2.4	$—	$4.1
Receivables, net	1.2	—	193.6	—	194.8
Other current assets	9.3	37.0	33.8	(0.4)	79.7
Total current assets	10.9	38.3	229.8	(0.4)	278.6
Property, plant and equipment, net	0.1	629.6	841.8	—	1,471.5
Goodwill and intangibles, net	—	2.4	491.6	—	494.0
Investments in and advances to subsidiaries	1,864.2	313.3	—	(2,177.5)	—
Other noncurrent assets	382.9	7.0	229.2	(160.5)	458.6
Total assets	$2,258.1	$990.6	$1,792.4	$(2,338.4)	$2,702.7

Current portion of long-term debt	$—	$2.9	$10.6	$—	$13.5
Accounts payable	0.2	47.5	72.0	—	119.7
Other current liabilities	91.9	51.3	56.2	(1.2)	198.2
Total current liabilities	92.1	101.7	138.8	(1.2)	331.4
Long-term debt, less current portion	2,182.4	214.9	141.4	—	2,538.7
Other noncurrent liabilities	383.9	134.4	170.2	(159.7)	528.8
Intercompany payables	295.9	—	661.0	(956.9)	—
Total liabilities	2,954.3	451.0	1,111.4	(1,117.8)	3,398.9
Shareowners’ equity (deficit)	(696.2)	539.6	681.0	(1,220.6)	(696.2)
Total liabilities and shareowners’ equity (deficit)	$2,258.1	$990.6	$1,792.4	$(2,338.4)	$2,702.7

	As of December 31, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7
Receivables, net	2.0	—	177.4	—	179.4
Other current assets	5.8	31.8	31.7	(1.4)	67.9
Total current assets	77.4	33.2	211.8	(1.4)	321.0
Property, plant and equipment, net	0.1	642.5	757.9	—	1,400.5
Goodwill and intangibles, net	—	2.4	505.1	—	507.5
Investments in and advances to subsidiaries	1,731.4	237.3	—	(1,968.7)	—
Other noncurrent assets	387.9	7.6	234.0	(143.8)	485.7
Total assets	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Current portion of long-term debt	$—	$3.1	$9.9	$—	$13.0
Accounts payable	1.0	53.7	78.7	—	133.4
Other current liabilities	93.2	55.3	61.5	—	210.0
Total current liabilities	94.2	112.1	150.1	—	356.4
Long-term debt, less current portion	2,182.0	216.3	122.3	—	2,520.6
Other noncurrent liabilities	404.3	122.8	171.0	(145.2)	552.9
Intercompany payables	231.5	—	595.8	(827.3)	—
Total liabilities	2,912.0	451.2	1,039.2	(972.5)	3,429.9
Shareowners’ equity (deficit)	(715.2)	471.8	669.6	(1,141.4)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(75.0)	$112.7	$54.2	$—	$91.9
Capital expenditures	—	(47.7)	(119.7)	—	(167.4)
Cash flows used in investing activities	—	(47.7)	(119.7)	—	(167.4)
Funding between Parent and subsidiaries, net	10.8	(63.5)	52.7	—	—
Increase in receivables facility, net	—	—	19.0	—	19.0
Repayment of debt	—	(1.6)	(6.4)	—	(8.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(4.7)	—	(0.1)	—	(4.8)
Cash flows provided by (used in) financing activities	5.8	(65.1)	65.2	—	5.9
Increase (decrease) in cash and cash equivalents	(69.2)	(0.1)	(0.3)	—	(69.6)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$0.4	$1.3	$2.4	$—	$4.1

	Six Months Ended June 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(69.9)	$120.3	$67.5	$—	$117.9
Capital expenditures	—	(45.1)	(47.4)	—	(92.5)
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows used in investing activities	(0.2)	(45.1)	(47.4)	—	(92.7)
Funding between Parent and subsidiaries, net	93.1	(74.4)	(18.7)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(1.1)	(5.1)	—	(6.2)
Other financing activities	(6.6)	—	—	—	(6.6)
Cash flows provided by (used in) financing activities	86.5	(75.5)	(23.4)	—	(12.4)
Increase (decrease) in cash and cash equivalents	16.4	(0.3)	(3.3)	—	12.8
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$86.2	$1.5	$2.4	$—	$90.1

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015
The Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, GramTel Inc., Cyrus One Foreign Holdings LLC, and CyrusOne Inc. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and issuer) for all periods.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the Condensed Consolidating Balance Sheets as of June 30, 2012 and December 31, 2011, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and issuer) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended June 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$231.9	$151.7	$(15.4)	$368.2
Operating costs and expenses	4.0	215.6	98.8	(15.4)	303.0
Operating income (loss)	(4.0)	16.3	52.9	—	65.2
Interest expense, net	40.8	11.0	1.9	—	53.7
Other expense (income), net	(0.3)	2.5	(2.2)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(44.5)	2.8	53.2	—	11.5
Income tax expense (benefit)	(15.7)	3.1	19.6	—	7.0
Equity in earnings of subsidiaries, net of tax	33.3	—	—	(33.3)	—
Net income (loss)	4.5	(0.3)	33.6	(33.3)	4.5
Other comprehensive income	2.7	—	—	—	2.7
Total comprehensive income (loss)	$7.2	$(0.3)	$33.6	$(33.3)	$7.2

Net income (loss)	4.5	(0.3)	33.6	(33.3)	4.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$1.9	$(0.3)	$33.6	$(33.3)	$1.9

	Three Months Ended June 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$1.4	$228.7	$151.8	$(14.4)	$367.5
Operating costs and expenses	8.0	199.0	97.3	(14.4)	289.9
Operating income (loss)	(6.6)	29.7	54.5	—	77.6
Interest expense, net	37.0	13.4	3.0	—	53.4
Other expense (income), net	(0.5)	2.8	(2.3)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(43.1)	13.5	53.8	—	24.2
Income tax expense (benefit)	(15.4)	5.3	20.8	—	10.7
Equity in earnings of subsidiaries, net of tax	41.2	—	—	(41.2)	—
Net income	13.5	8.2	33.0	(41.2)	13.5
Other comprehensive income	5.4	—	—	—	5.4
Total comprehensive income	$18.9	$8.2	$33.0	$(41.2)	$18.9

Net income	13.5	8.2	33.0	(41.2)	13.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.9	$8.2	$33.0	$(41.2)	$10.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Six Months Ended June 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$459.9	$302.1	$(31.0)	$731.0
Operating costs and expenses	11.1	410.1	194.6	(31.0)	584.8
Operating income (loss)	(11.1)	49.8	107.5	—	146.2
Interest expense, net	81.4	21.7	5.0	—	108.1
Other expense (income), net	(0.7)	7.8	(5.6)	—	1.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(91.8)	20.3	108.1	—	36.6
Income tax expense (benefit)	(29.8)	9.0	40.3	—	19.5
Equity in earnings of subsidiaries, net of tax	79.1	—	—	(79.1)	—
Net income	17.1	11.3	67.8	(79.1)	17.1
Other comprehensive income	4.1	—	—	—	4.1
Total comprehensive income	$21.2	$11.3	$67.8	$(79.1)	$21.2

Net income	17.1	11.3	67.8	(79.1)	17.1
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$11.9	$11.3	$67.8	$(79.1)	$11.9

	Six Months Ended June 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$2.9	$453.1	$300.7	$(28.4)	$728.3
Operating costs and expenses	15.1	387.6	190.0	(28.4)	564.3
Operating income (loss)	(12.2)	65.5	110.7	—	164.0
Interest expense, net	74.0	27.0	6.9	—	107.9
Other expense (income), net	(0.9)	5.3	(4.4)	—	—
Income (loss) before equity in earnings of subsidiaries and income taxes	(85.3)	33.2	108.2	—	56.1
Income tax expense (benefit)	(28.6)	12.2	41.1	—	24.7
Equity in earnings of subsidiaries, net of tax	88.1	—	—	(88.1)	—
Net income	31.4	21.0	67.1	(88.1)	31.4
Other comprehensive income	6.6	—	—	—	6.6
Total comprehensive income	$38.0	$21.0	$67.1	$(88.1)	$38.0

Net income	31.4	21.0	67.1	(88.1)	31.4
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$26.2	$21.0	$67.1	$(88.1)	$26.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$0.4	$1.7	$2.0	$—	$4.1
Receivables, net	1.2	0.9	192.7	—	194.8
Other current assets	9.3	28.2	42.6	(0.4)	79.7
Total current assets	10.9	30.8	237.3	(0.4)	278.6
Property, plant and equipment, net	0.1	815.7	655.7	—	1,471.5
Goodwill and intangibles, net	—	491.6	2.4	—	494.0
Investments in and advances to subsidiaries	1,864.2	4.6	286.1	(2,154.9)	—
Other noncurrent assets	382.9	230.3	5.9	(160.5)	458.6
Total assets	$2,258.1	$1,573.0	$1,187.4	$(2,315.8)	$2,702.7

Current portion of long-term debt	$—	$10.1	$3.4	$—	$13.5
Accounts payable	0.2	80.7	38.8	—	119.7
Other current liabilities	91.9	58.8	48.7	(1.2)	198.2
Total current liabilities	92.1	149.6	90.9	(1.2)	331.4
Long-term debt, less current portion	2,182.4	113.8	242.5	—	2,538.7
Other noncurrent liabilities	383.9	153.5	151.0	(159.6)	528.8
Intercompany payables	295.9	550.8	102.3	(949.0)	—
Total liabilities	2,954.3	967.7	586.7	(1,109.8)	3,398.9
Shareowners’ equity (deficit)	(696.2)	605.3	600.7	(1,206.0)	(696.2)
Total liabilities and shareowners’ equity (deficit)	$2,258.1	$1,573.0	$1,187.4	$(2,315.8)	$2,702.7

	As of December 31, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.1	$3.0	$—	$73.7
Receivables, net	2.0	1.9	175.5	—	179.4
Other current assets	5.8	27.6	35.9	(1.4)	67.9
Total current assets	77.4	30.6	214.4	(1.4)	321.0
Property, plant and equipment, net	0.1	731.4	669.0	—	1,400.5
Goodwill and intangibles, net	—	505.1	2.4	—	507.5
Investments in and advances to subsidiaries	1,731.4	1.2	202.5	(1,935.1)	—
Other noncurrent assets	387.9	235.2	6.4	(143.8)	485.7
Total assets	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Current portion of long-term debt	$—	$9.9	$3.1	$—	$13.0
Accounts payable	1.0	109.6	22.8	—	133.4
Other current liabilities	93.2	63.7	53.1	—	210.0
Total current liabilities	94.2	183.2	79.0	—	356.4
Long-term debt, less current portion	2,182.0	113.7	224.9	—	2,520.6
Other noncurrent liabilities	404.3	155.1	138.7	(145.2)	552.9
Intercompany payables	231.5	457.4	123.0	(811.9)	—
Total liabilities	2,912.0	909.4	565.6	(957.1)	3,429.9
Shareowners’ equity (deficit)	(715.2)	594.1	529.1	(1,123.2)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(75.0)	$48.9	$118.0	$—	$91.9
Capital expenditures	—	(119.4)	(48.0)	—	(167.4)
Cash flows used in investing activities	—	(119.4)	(48.0)	—	(167.4)
Funding between Parent and subsidiaries, net	10.8	77.6	(88.4)	—	—
Increase in receivables facility, net	—	—	19.0	—	19.0
Repayment of debt	—	(6.4)	(1.6)	—	(8.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(4.7)	(0.1)	—	—	(4.8)
Cash flows provided by (used in) financing activities	5.8	71.1	(71.0)	—	5.9
Increase (decrease) in cash and cash equivalents	(69.2)	0.6	(1.0)	—	(69.6)
Beginning cash and cash equivalents	69.6	1.1	3.0	—	73.7
Ending cash and cash equivalents	$0.4	$1.7	$2.0	$—	$4.1

	Six Months Ended June 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(69.9)	$68.0	$119.8	$—	$117.9
Capital expenditures	—	(47.4)	(45.1)	—	(92.5)
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows used in investing activities	(0.2)	(47.4)	(45.1)	—	(92.7)
Funding between Parent and subsidiaries, net	93.1	(19.1)	(74.0)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(5.1)	(1.1)	—	(6.2)
Other financing activities	(6.6)	—	—	—	(6.6)
Cash flows provided by (used in) financing activities	86.5	(24.2)	(74.7)	—	(12.4)
Increase (decrease) in cash and cash equivalents	16.4	(3.6)	—	—	12.8
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3
Ending cash and cash equivalents	$86.2	$2.1	$1.8	$—	$90.1

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Subsequent Event

On July 27, 2012, the Company purchased 6 acres of land in Houston, Texas for $2 million. Concurrent with this purchase, the Company committed to fund construction of a 157,000 square foot building at a cost of $11.1 million. Upon completion of construction, this building will be developed into a data center.

On August 8, 2012, the Company filed an initial Registration Statement on Form S-11 to register the common shares of CyrusOne Inc. for a future initial public offering.

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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations
Service revenue was $318.9 million in the second quarter of 2012, an increase of $4.1 million, or 1%, compared to the second quarter of 2011. Data center revenues increased $8.9 million compared to the prior year, and professional and managed service revenue increased $5.1 million compared to the second quarter of 2011. For the first six months of 2012, service revenue was $636.9 million, an increase of $10.7 million, or 2% from the same period in the prior year. Data center revenues increased by $18.1 million and professional and managed service revenue increased by $10.8 million in the first half of 2012. These increases were partially offset by declines in wireline and wireless service revenues.
Product revenue totaled $49.3 million in the second quarter of 2012, a decrease of $3.4 million, or 6%, compared to the same quarter last year. The decrease was primarily driven by lower sales of telecommunications and information technology (“IT”) hardware of $3.5 million. For the first half of 2012, product revenue was $94.1 million, a decrease of $8.0 million, or 8%, compared to the first half of 2011, also resulting primarily from lower telecommunications and IT hardware sales.
Cost of services was $121.6 million in the second quarter of 2012 compared to $114.8 million in the prior year, an increase of $6.8 million, or 6%. Compared to the second quarter of 2011, data center costs increased by $3.4 million due to expansion of data center facilities to meet increased demand. Cost for professional and managed services increased $4.8 million compared to the second quarter of last year as a result of increased payroll costs and contractor services to support higher revenues. In addition, Wireline costs have increased primarily to support the growth of Fioptics and business data and VoIP services, as well as to continue to expand its Fioptics footprint. These costs were offset by decreased Wireless service costs as a result of renegotiated roaming rates. For the first half of 2012, cost of services was $242.0 million, an increase of $16.5 million, or 7%, compared to the prior year, due to the same reasons previously described in this paragraph.
Cost of products sold was $50.1 million in the second quarter of 2012 compared to $54.2 million in the prior year, a decrease of $4.1 million, or 8%. For the first half of 2012, cost of products was $95.5 million, a decrease of $7.2 million, or 7%, compared to the first half of 2011. The decrease in 2012 primarily reflects lower sales of telecommunications and IT hardware.
Selling, general and administrative (“SG&A”) expenses were $63.4 million in the second quarter of 2012, a decrease of $3.2 million, or 5%, compared to the second quarter of 2011. Reduced costs primarily from consulting and legal, contract services and a combined reduction in payroll for Corporate, Wireless and Wireline resulted in savings of $5.4 million. In addition, stock compensation mark-to-market gains were $0.8 million compared to expense of $1.2 million in the second quarter of the prior year. These cost reductions were offset by increased Data Center and IT Services and Hardware SG&A costs of $2.7 million and $1.5 million, incurred to support its growth. SG&A expenses were $127.4 million in the first six months of 2012, a

Form 10-Q Part I	Cincinnati Bell Inc.

decrease of $3.8 million, or 3%, compared to the same period in 2011, primarily for the same reasons previously described.
Depreciation and amortization totaled $53.7 million in the second quarter of 2012, up $4.9 million, or 10%, from a year ago. On a year-to-date basis, depreciation and amortization increased to $104.8 million, up $7.6 million, or 8%, compared to the same period in 2011. Increases in depreciation expense were primarily due to new assets being placed in service for data center operations and Fioptics expansion. In 2012, amortization decreased due to the use of an accelerated amortization method to amortize certain intangible assets.
Restructuring charges were $1.2 million in the second quarter of 2012 and $2.1 million in the first half of 2012, which represents severance associated with the elimination of certain management positions, a voluntary termination program and lease abandonments. There were no such charges incurred in the comparable periods of 2011.
In the second quarter of 2011, the Company ratified a new labor agreement which curtails future pension service credits for certain employees. As a result of this event, the projected benefit obligation for the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized. Acquisition costs were $0.8 million in the second quarter of 2011 and $1.9 million in the first half of 2011, with no such costs for the same periods in 2012.In 2011, acquisition opportunities were investigated but none completed.
In the second quarter of 2012, asset impairment losses of $13.0 million were recorded for the impairment of certain data center intangible and other long-lived assets. Asset impairment losses were $0.5 million in the second quarter of 2011 and $1.6 million for the first six months of 2011.
Interest expense was $53.7 million in the second quarter of 2012 compared to $53.4 million in the second quarter of 2011, an increase of $0.3 million. Interest expense was $108.1 million for the first half of 2012, a $0.2 million increase compared to the same period in 2011.
Other expenses were $1.5 million in the first half of 2012, which primarily represents a loss recorded on the termination of a lease financing arrangement, with no such costs in the first half of 2011.
Income tax expense for the second quarter of 2012 was $7.0 million compared to $10.7 million in the second quarter of 2011. The decrease in tax expense was due primarily to decreased income before taxes, offset by an increase in the projected effective tax rate in the second quarter of 2012 as compared to 2011. Income tax expense was $19.5 million in the first half of 2012, a decrease of $5.2 million compared to the prior period.
The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2012 effective tax rate will approximate the actual first half 2012 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline
The Wireline segment provides local voice telephone service and custom calling features, and data services, including high-speed internet access, dedicated network access, ATM - Gig-E based data transport, and dial-up internet access to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an incumbent local exchange carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio.

Outside of the ILEC territory, the Wireline segment provides these services through Cincinnati Bell Extended Territories (“CBET”), which operates as a competitive local exchange carrier (“CLEC”) in the communities north of CBT’s operating territory including the Dayton, Ohio market. CBET provides voice and data services for residential and business customers on its own network and by purchasing unbundled network elements from the ILEC. The Wireline segment links the Cincinnati and Dayton, Ohio geographies through its Synchronous Optical Fiber Network (“SONET”), which provides route diversity via two separate paths.

In the second quarter of 2012, the Company continued to expand its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and multi-protocol label switching (“MPLS”), and payphone services.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Voice - local service	$64.7	$71.8	$(7.1)	(10)%		$130.7	$145.0	$(14.3)	(10)%
Data	76.2	72.7	3.5	5%		152.2	143.8	8.4	6%
Long distance and VoIP	29.1	27.5	1.6	6%		58.0	55.3	2.7	5%
Entertainment	8.4	6.6	1.8	27%		16.1	12.4	3.7	30%
Other	5.3	6.6	(1.3)	(20)%		9.1	12.6	(3.5)	(28)%
Total revenue	183.7	185.2	(1.5)	(1)%		366.1	369.1	(3.0)	(1)%
Operating costs and expenses:
Cost of services and products	71.2	67.6	3.6	5%		140.0	133.5	6.5	5%
Selling, general and administrative	30.7	32.4	(1.7)	(5)%		61.2	65.4	(4.2)	(6)%
Depreciation and amortization	26.4	25.1	1.3	5%		52.3	50.5	1.8	4%
Restructuring charges	0.7	—	0.7	n/m		0.7	—	0.7	n/m
Curtailment loss	—	4.2	(4.2)	n/m		—	4.2	(4.2)	n/m
Asset impairments	—	0.5	(0.5)	n/m		—	0.5	(0.5)	n/m
Total operating costs and expenses	129.0	129.8	(0.8)	(1)%		254.2	254.1	0.1	0%
Operating income	$54.7	$55.4	$(0.7)	(1)%		$111.9	$115.0	$(3.1)	(3)%
Operating margin	29.8%	29.9%		(0.1)	pt	30.6%	31.2%		(0.6)	pts
Capital expenditures	$26.4	$22.6	$3.8	17%		$49.7	$48.1	$1.6	3%
Metrics information (in thousands):
Local access lines	598.5	650.6	(52.1)	(8)%
High-speed internet subscribers
DSL subscribers	210.5	224.6	(14.1)	(6)%
Fioptics internet subscribers	47.1	33.3	13.8	41%
	257.6	257.9	(0.3)	0%
Long distance lines	433.6	467.8	(34.2)	(7)%
Fioptics entertainment subscribers	46.4	33.6	12.8	38%

Revenue
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $64.7 million in the second quarter of 2012, down $7.1 million, or 10%, compared to the second quarter a year ago. Voice local service revenue was $130.7 million in the first half of 2012, down $14.3 million, or 10%, compared to 2011. The decrease in revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 46,000, or 8%, from 578,800 at June 30, 2011 to 532,800 at June 30, 2012. The Company had 65,700 CLEC access lines at June 30, 2012 compared to 71,800 access lines at June 30, 2011. The access line loss resulted from several factors, including customers electing to solely use wireless service in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics and digital subscriber line (“DSL”) high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $76.2 million for the second quarter of 2012, up $3.5 million, or 5%, compared to the second quarter a year ago. Data transport and LAN services increased $2.3 million

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

quarter-over-quarter as a result of increased demand by business customers for higher speed connections. Revenue from Fioptics high-speed internet services increased $1.5 million in the second quarter of 2012 as compared to the same period in 2011 due to increased subscribers. Data revenue for the first half of 2012 was $152.2 million, up $8.4 million, or 6% compared to 2011. As of June 30, 2012, the Company had 47,100 high-speed internet Fioptics customers, which is a 13,800, or 41%, increase from the June 30, 2011 total of 33,300 subscribers. Increases in the quarter and year-to-date results were partially offset by lower revenue from fewer DSL subscribers.
Long distance and VoIP revenue was $29.1 million in the second quarter of 2012, an increase of $1.6 million, or 6%, compared to a year ago. For the first half of 2012, long distance and VoIP revenue was $58.0 million, up $2.7 million, or 5%, from the same period in 2011. The increase in 2012 was primarily due to an increase in VoIP and audio conferencing services which reflects a larger number of subscribers and higher usage. Partially offsetting this favorable trend, long distance revenue decreased $1.4 million in the first half of 2012 as compared to the same period in 2011 and $0.4 million in the second quarter of 2012 as compared to the second quarter of 2011. As of June 30, 2012, long distance subscriber lines were 433,600, a 7% decrease from a year ago. Long distance subscriber lines have declined as consumers opt to utilize wireless and VoIP services.
Entertainment revenue was $8.4 million in the second quarter of 2012, up $1.8 million, or 27%, compared to the same period in 2011. On a year-to-date basis, entertainment revenue was $16.1 million, up $3.7 million, or 30%, compared to the prior year. Fioptics entertainment revenue grew by $2.1 million in the second quarter of 2012 compared to the prior period. Fioptics entertainment subscribers increased by 12,800, or 38%, from 33,600 at June 30, 2011 to 46,400 at June 30, 2012. We continue to expand our Fioptics service area as there is strong demand for this service.
Other revenue was $5.3 million in the second quarter of 2012, a decrease of $1.3 million, compared to a year ago. Other revenue was $9.1 million for the first six months of 2012, down $3.5 million compared to the prior year. The decrease was primarily related to the sale of the Company's home security monitoring business in the third quarter of 2011.
Costs and Expenses
Cost of services and products was $71.2 million in the second quarter of 2012, an increase of $3.6 million, or 5%, compared to the second quarter a year ago, primarily due to increased network and other costs associated with increased revenue from Fioptics, audio conferencing, VoIP and other broadband services. In addition, operating taxes increased $1.6 million primarily due to higher regulatory rates and higher franchise taxes related to higher Fioptics revenue. These increases were partially offset by lower payroll and contractor costs of $2.0 million as a result of cost reduction initiatives. Cost of services and products for the first half of 2012 was $140.0 million, up $6.5 million, or 5%, compared to the prior year for the same reasons discussed for the quarter over quarter change.
SG&A expenses were $30.7 million in the second quarter of 2012, down $1.7 million, or 5%, compared to the same period last year. Advertising costs, legal and consulting expenses, and contract services decreased by $1.9 million. These lower costs were partially offset by higher bad debt expense of $0.4 million. SG&A expenses were $61.2 million in the first half of 2012, $4.2 million lower than the first half of 2011. In addition to the changes noted above, payroll costs decreased $0.9 million in the first half of 2012 compared to the prior year.
Depreciation and amortization was $26.4 million in the second quarter 2012, an increase of $1.3 million compared to a year ago. For the first six months of 2012, depreciation and amortization was $52.3 million, up $1.8 million from the first six months of 2011. Assets placed in service in connection with expansion of our Fioptics network drove the higher depreciation in 2012.
Capital Expenditures
Capital expenditures are used to maintain the wireline network, expand the Company's Fioptics product suite, and upgrade its DSL network. Capital expenditures were $26.4 million for the second quarter of 2012, an increase of $3.8 million, or 17%, compared to the second quarter a year ago. Capital expenditures totaled $49.7 million for the first half of 2012, up $1.6 million, or 3%, from the same period a year ago. As of June 30, 2012, the Company is able to provide its Fioptics services to 169,000 home and business addresses. The Company passed homes and businesses at an accelerated rate in the first half of 2012 compared to the first half of 2011.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Postpaid service	$45.0	$51.3	$(6.3)	(12)%		$91.4	$102.2	$(10.8)	(11)%
Prepaid service	12.6	13.3	(0.7)	(5)%		25.3	27.5	(2.2)	(8)%
Equipment and other	4.2	5.1	(0.9)	(18)%		8.8	11.4	(2.6)	(23)%
Total revenue	61.8	69.7	(7.9)	(11)%		125.5	141.1	(15.6)	(11)%
Operating costs and expenses:
Cost of services and products	27.4	31.9	(4.5)	(14)%		56.9	63.9	(7.0)	(11)%
Selling, general and administrative	10.6	14.2	(3.6)	(25)%		21.3	27.5	(6.2)	(23)%
Depreciation and amortization	8.0	8.4	(0.4)	(5)%		15.9	17.1	(1.2)	(7)%
Restructuring charges	—	—	—	n/m		0.5	—	0.5	n/m
Asset impairments	—	—	—	n/m		—	1.1	(1.1)	n/m
Total operating costs and expenses	46.0	54.5	(8.5)	(16)%		94.6	109.6	(15.0)	(14)%
Operating income	$15.8	$15.2	$0.6	4%		$30.9	$31.5	$(0.6)	(2)%
Operating margin	25.6%	21.8%		3.8	pts	24.6%	22.3%		2.3	pts
Capital expenditures	$1.9	$0.9	$1.0	111%		$8.2	$5.7	$2.5	44%
Metrics information:
Postpaid ARPU*	$51.55	$50.74	$0.81	2%		$51.18	$49.80	$1.38	3%
Prepaid ARPU*	$28.70	$27.71	$0.99	4%		$28.61	$28.62	$(0.01)	0%
Postpaid subscribers (in thousands)	284.9	331.4	(46.5)	(14)%
Prepaid subscribers (in thousands)	145.2	155.9	(10.7)	(7)%
Average postpaid churn	2.2%	2.2%		—	pts	2.2%	2.1%		0.1	pt

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $45.0 million in the second quarter of 2012, a decrease of $6.3 million, or 12%, compared to the second quarter a year ago. Postpaid service revenue was $91.4 million in the first half of 2012, down $10.8 million, or 11%, from the prior year. The decrease in postpaid service revenue was primarily driven by a 14% decrease in the subscribers. Strong competition for postpaid customers combined with our access to a limited selection of handsets has resulted in subscriber losses. Postpaid ARPU was $51.55 in the second quarter of 2012, a 2% increase from the second quarter 2011. A rate increase in 2012 and increased data usage are the primary factors related to higher postpaid ARPU compared to a year ago. Postpaid ARPU was $51.18 in the first half of 2012, a 3% increase from the first half of 2011, also due to the rate increase and increased data usage.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
The Company had 102,900 postpaid smartphone subscribers at June 30, 2012, up 5,000 or 5%, from the same period a year ago. This increase in smartphone subscribers drove the increase in data usage, which has offset a 7% decrease in voice minutes of use per subscriber. Postpaid data ARPU for the first six months of 2012 was $16.60, up 19%, compared to $14.01 in the corresponding prior year period.
Prepaid service revenue was $12.6 million in the second quarter of 2012, a decrease of $0.7 million, or 5%, compared to the same period in 2011. For the first six months of 2012, prepaid service revenue was $25.3 million, an 8% year-over-year decrease. Prepaid subscribers were 145,200 at June 30, 2012, down 7% from a year earlier. Competition for prepaid customers continues to be strong. The Company had 24,100 prepaid smartphone subscribers at June 30, 2012, up 9,100 or 61% from the same period a year ago. This smartphone increase was primarily responsible for a 4% increase in prepaid ARPU compared to the second quarter last year.
Equipment and other revenue for the second quarter of 2012 was $4.2 million, down 18% compared to the second quarter of 2011. For the first half of 2012, equipment and other revenue was $8.8 million, a decrease of $2.6 million, or 23%, compared to the same period of 2011. Equipment revenue decreased primarily due to fewer handset and accessories sales resulting from fewer activations and upgrades.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Cost of services and products was $27.4 million in the second quarter of 2012, down $4.5 million compared to the prior year. Cost of services and products was $56.9 million in the first half of 2012, a decrease of $7.0 million, or 11%, compared to the same period in 2011. Network costs decreased $2.1 million and $2.6 million for the three and six months, respectively, ended June 30, 2012 compared to 2011. The decrease in network costs was primarily driven by lower roaming costs in 2012 due to renegotiated rates with certain carriers. Contract services and software development costs decreased $0.8 million and $1.7 million for the three and six month periods as a result of continued cost reduction initiatives. Lower handset sales primarily drove the $1.6 million and $2.7 million decrease in cost of goods sold and subsidy costs for the three and six month periods.
SG&A expenses were $10.6 million in the second quarter of 2012, representing a decrease of $3.6 million compared to the same period of 2011. For the first six months of 2012, SG&A expenses were $21.3 million, down $6.2 million, or 23%, from the first six months of 2011. The closing of retail stores and associated headcount reductions in the first quarter resulted in lower payroll costs of $0.9 million and $1.5 million for the three and six months ended June 30, 2012 compared to 2011. Additionally, efforts to contain costs resulted in decreased promotional expenses, contract services, legal and consulting expenses.
Depreciation and amortization was $8.0 million in the second quarter of 2012, a decrease of $0.4 million compared to the second quarter a year earlier. For the first half of 2012, depreciation and amortization was $15.9 million, down $1.2 million, or 7%, from the prior year. The decrease in depreciation expense was primarily related to the closing of three retail stores in the first quarter of 2012.
Restructuring charges for the six months ended June 30, 2012, were $0.5 million. These charges represent costs associated with lease abandonments for the closing of retail stores in the first quarter of 2012. No such costs were incurred in the first half of 2011.
In the first six months of 2011, Wireless recognized asset impairment losses of $1.1 million related to the write-off of capital projects that were abandoned. No such impairment losses were recognized in the first half of 2012.
Capital Expenditures
Capital expenditures were $1.9 million in the second quarter of 2012, an increase of $1.0 million compared to the second quarter of 2011. For the first half of 2012, capital expenditures were $8.2 million, up $2.5 million, compared to the same period of 2011. The increase in capital expenditures supported the continued upgrade of our network platforms for increased data usage.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue	$54.0	$45.1	$8.9	20%		$106.6	$88.5	$18.1	20%
Operating costs and expenses:
Cost of services	17.8	14.4	3.4	24%		35.1	28.1	7.0	25%
Selling, general and administrative	7.6	4.9	2.7	55%		14.1	10.6	3.5	33%
Depreciation and amortization	17.0	13.0	4.0	31%		32.6	25.0	7.6	30%
Restructuring charges	0.5	—	0.5	n/m		0.5	—	0.5	n/m
Asset impairments	13.0	—	13.0	n/m		13.0	—	13.0	n/m
Total operating costs and expenses	55.9	32.3	23.6	73%		95.3	63.7	31.6	50%
Operating (loss) income	$(1.9)	$12.8	$(14.7)	(115)%		$11.3	$24.8	$(13.5)	(54)%
Operating margin	(3.5)%	28.4%		(31.9)	pts	10.6%	28.0%		(17.4)	pts
Capital expenditures	$52.0	$14.6	$37.4	256%		$104.8	$36.2	$68.6	190%
Metrics information:
Data center capacity (in square feet)	801,000	669,000	132,000	20%
Utilization rate*	85%	90%		(5)	pts

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billed to the customer.

Revenue
Data center revenue consists of recurring colocation rents and nonrecurring service revenue for installation of customer equipment. Data center revenue was $54.0 million in the second quarter of 2012, an increase of $8.9 million, or 20%, compared to the same period last year. For the first half of 2012, data center revenue was $106.6 million, up $18.1 million, or 20%, compared to the first six months of 2011. Revenue increased on sales of space, power, and related colocation products to new and existing customers.
Our data center capacity increased to 801,000 square feet at June 30, 2012, up 20% from a year earlier. At June 30, 2012, the utilization rate of the Company's data center facilities was 85%, down 5 percentage points from the second quarter of 2011, as additional space has been placed in service. However, the amount of space contractually committed increased 82,000 square feet, or 14%, compared to the end of the second quarter of 2011.
Costs and Expenses
Cost of services was $17.8 million in the second quarter of 2012 compared to $14.4 million in the second quarter a year ago, up $3.4 million. The increase was driven by higher power costs, contract services, rent expenses, property taxes and payroll expenses associated with the expansion of our data center facilities and growth in revenues. Cost of services was $35.1 million for the first half of 2012, an increase of $7.0 million, or 25%, compared to the first six months of 2011. The same factors cited above drove the higher cost of services for the six month period.
SG&A expenses were $7.6 million in the second quarter of 2012, an increase of $2.7 million compared to the corresponding quarter in 2011. For the first half of 2012, SG&A expenses were $14.1 million, up $3.5 million from the same period of 2011. The increases were driven by higher payroll expenses, contract service costs, marketing and legal fees. Payroll costs increased as a result of increased headcount in 2012 as compared to 2011. Legal fees, contract services, and marketing expenses increased in 2012 due to costs incurred to expand into new data centers and markets.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation, continued
Depreciation and amortization expense was $17.0 million in the second quarter of 2012, an increase of $4.0 million as compared to the second quarter of 2011. Depreciation and amortization for the first half of 2012 was $32.6 million compared to $25.0 million in the prior year, a year-over-year increase of $7.6 million. This increase was due to higher depreciation expense on new data center facilities placed in service.
In the three and six months ended June 30, 2012, asset impairment losses of $13.0 million were recognized on customer relationship intangibles from the Gramtel acquisition and other long-lived assets at two relatively small data centers. No such charges were recorded in 2011.
Capital Expenditures
Capital expenditures were $52.0 million in the second quarter of 2012, an increase from $14.6 million in the second quarter of 2011. For the six months ended June 30, 2012, capital expenditures were $104.8 million, up $68.6 million compared to the prior year. The Company added 19,000 square feet of data center space during the second quarter of 2012 and decommissioned legacy space totaling 24,000 square feet, resulting in data center capacity of 801,000 square feet at the end of the second quarter. The company plans to redevelop the decommissioned low-value space to conform to the high-density enterprise power standard it currently deploys, and expects to be able to charge increased rent on this redeveloped space. Expansions of existing data centers are ongoing in a number of markets. The Company expects to complete construction of approximately 140,000 square feet of additional space by the end of 2012.
The Company intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside of its traditional operating territories to support this growth.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas including locations in the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network and data center services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Telecom and IT equipment distribution	$49.8	$53.3	$(3.5)	(7)%		$95.5	$101.8	$(6.3)	(6)%
Managed and professional services	27.5	22.4	5.1	23%		55.0	44.2	10.8	24%
Total revenue	77.3	75.7	1.6	2%		150.5	146.0	4.5	3%
Operating costs and expenses:
Cost of services and products	63.3	62.6	0.7	1%		122.0	117.6	4.4	4%
Selling, general and administrative	10.9	9.4	1.5	16%		21.2	19.3	1.9	10%
Depreciation and amortization	2.3	2.2	0.1	5%		3.9	4.4	(0.5)	(11)%
Total operating costs and expenses	76.5	74.2	2.3	3%		147.1	141.3	5.8	4%
Operating income	$0.8	$1.5	$(0.7)	(47)%		$3.4	$4.7	$(1.3)	(28)%
Operating margin	1.0%	2.0%		(1.0)	pt	2.3%	3.2%		(0.9)	pts
Capital expenditures	$2.5	$2.0	$0.5	25%		$4.7	$2.5	$2.2	88%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $49.8 million in the second quarter of 2012, a decrease of $3.5 million, or 7%, compared to the same period in 2011. For the first six months of 2012, telecom and IT equipment distribution revenue was $95.5 million, compared to $101.8 million in 2011, down $6.3 million, or 6%. The decrease reflects lower equipment sales arising from lower capital spending by business customers. These customer purchases generally represent large capital purchases that are, to some extent, discretionary and cyclical.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as long-term and short-term IT outsourcing and consulting engagements. In the three months ended June 30, 2012, managed and professional services revenue was $27.5 million, an increase of $5.1 million, or 23%, from a year ago. Revenue from managed and professional services was $55.0 million for the first half of 2012, up $10.8 million, or 24%, from the same period in 2011. Increased outsourcing engagements and higher sales to one of the Company's largest customers accounted for most of the increased revenue for the first half of 2012.
Costs and Expenses
Cost of services and products was $63.3 million in the second quarter of 2012, an increase of $0.7 million compared to the same period in 2011. Year-to-date cost of services and products was $122.0 million, up $4.4 million, or 4%, from the prior year. This increase was primarily due to increased managed and professional services revenue that resulted in an increase in payroll costs, contract service costs and other outsourced services. This increase was partially offset by a decrease in cost of products due to lower telecom and IT equipment sales in the first half of 2012 as compared to 2011.
SG&A expenses were $10.9 million in the second quarter of 2012, an increase of $1.5 million compared to the second quarter of 2011. For the first half of 2012, SG&A expenses were $21.2 million, up $1.9 million from the prior year. SG&A increased to support additional managed and professional services revenue.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
For the three and six months ended June 30, 2012, depreciation expense increased $0.1 million and decreased $0.5 million, respectively, compared to 2011.

Capital Expenditures
Capital expenditures were $2.5 million in the second quarter of 2012 compared to $2.0 million in the prior year. For the first six months of 2012, capital expenditures were $4.7 million, an increase of $2.2 million from the same period of 2011. Capital expenditures were higher in 2012 due to equipment purchases associated with managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2012, the Company had $2,552.2 million of outstanding indebtedness and an accumulated deficit of $3,202.9 million. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $91.9 million and $117.9 million of cash flows from operations during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had $276.9 million of short-term liquidity, comprised of $4.1 million of cash and cash equivalents, $210.0 million of undrawn capacity on the Corporate credit facility, and $62.8 million of unused capacity on the Receivables Facility.
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
Cash Flows
For the six months ended June 30, 2012, cash provided by operating activities totaled $91.9 million, a decrease of $26.0 million compared to the $117.9 million of cash provided by operating activities during the same period in 2011. The cash provided by operating activities decreased primarily as a result of increased working capital requirements.
Cash flow used in investing activities was $167.4 million for the six months ended June 30, 2012 compared to $92.7 million for the six months ended June 30, 2011. Capital expenditures were higher for the six months ended June 30, 2012, due primarily to the expansion of data center operations and the Fioptics network.
Cash flow provided by financing activities was $5.9 million for the six months ended June 30, 2012, compared to cash used in financing activities of $12.4 million for the same period in 2011. Borrowing under the Corporate Receivables facility was $18.6 million higher in the six months ended June 30, 2012 compared to the same period in 2011. Cash was used to pay $5.2 million of preferred stock dividends in both periods. Cash was also used to make debt repayments of $8.0 million and $6.2 million, respectively, during the six months ended June 30, 2012 and 2011.

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

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended June 30, 2012:

(dollars in millions)
Consolidated Total Leverage Ratio as of June 30, 2012	4.93
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$562.0
Consolidated EBITDA clearance over compliance threshold	$93.7

Form 10-Q Part I	Cincinnati Bell Inc.

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

One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined in the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of June 30, 2012, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, with additional availability of Adjusted Senior Debt of approximately $40 million.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the six months ended June 30, 2012, the Company cash settled $0.3 million of these repurchases and retired the remaining 0.1 million shares. As of June 30, 2012, the Company has the authority to repurchase $129.2 million of its common stock. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities.
Regulatory Matters
In late 2011 and early 2012 the Federal Communications Commission (“FCC”) adopted comprehensive reforms to the high cost support and low income universal service fund (“USF”) programs and the intercarrier compensation (“ICC”) system. The USF reforms are intended to transform the USF from its historical mission of supporting only phone service to the new Connect America Fund (“CAF”) that will also support expanded broadband coverage. The ICC reforms are designed to phase out the current system of switched access charges and reciprocal compensation in which carriers charge other carriers for the use of their facilities for originating and terminating traffic. The end point of the ICC reforms will be a bill and keep system in which intercarrier charges are eliminated and carriers recover all of their costs from their end users. Numerous appeals of the high cost USF and ICC reforms have been filed with the courts and consolidated into one case that will be heard by the tenth District Court of Appeals. The order has not been stayed by the court and implementation of these reforms is proceeding. The first phase of rate reductions was effective July 1, 2012, and future reductions are scheduled for July 1 of each year through 2018. The impact on the Company in 2012 is not expected to be significant.
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

Form 10-Q Part I	Cincinnati Bell Inc.

Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action was stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to the Company's corporate governance policies. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed with prejudice. The settlement and counsel fees and expenses were fully paid as of June 30, 2012.

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended 2011 for a complete description of future operating trends.
On August 8, 2012, the Company filed an initial Registration Statement on Form S-11 to register the common shares of CyrusOne Inc. for a future initial public offering. Prior to or concurrent with the initial public offering, the Company will contribute to CyrusOne LP, 100% of our interest in the properties that comprise our data center business, and substantially all other non-cash assets used in our data center colocation segment. In exchange for this contribution, CyrusOne LP will issue operating partnership units to the Company and assume substantially all of our data center liabilities. Cincinnati Bell Inc. will be a limited partner in CyrusOne LP while a wholly-owned subsidiary of CyrusOne Inc. will be the general partner. Prior to or concurrent with this offering, we expect each of CyrusOne Inc., GramTel Inc. and CyrusOne Foreign Holdings LLC to be released from its guarantees of our 8  3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015. Upon completion of the initial public offering, the Company will derecognize the data center assets and liabilities contributed to CyrusOne LP and record the operating partnership units received from CyrusOne LP.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying condensed consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2011. Updates to our critical accounting policies are described below:
Reviewing the Carrying Values of Long-Lived Assets - Management reviews the carrying value of long-lived assets, other than goodwill and indefinite-lived intangible assets, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result for the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset's carrying value exceeds its estimated fair value.
During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible, associated with the GramTel acquisition, and long-lived assets located at two of our smaller data centers, a 13,600 square feet facility located in Chicago, Illinois and a 6,200 square feet facility located in Cincinnati, Ohio. We performed step one of the impairment tests utilizing cash flow projections from our most recent long-term business plan and other updated assumptions. The results indicated that an impairment loss may exist for each of these asset groups. We engaged third party valuation specialists to assist us with estimating the fair value of these assets. The estimated impairment loss of $13.0 million has been recognized in the accompanying results of operations for the second quarter of 2012. This estimate is subject to change upon completion of the third party valuation specialist's report.
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

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the Company's market risks. There are no material changes for the period ending June 30, 2012.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2012 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned: In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action has been stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to Cincinnati Bell's corporate governance. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed without prejudice. The settlement and counsel fees were fully paid as of June 30, 2012.

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending June 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended June 30, 2012, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended June 30, 2012.

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

(3.1)        Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on
Form 8-K, Date of report April 25, 2008, File No. 1-8519).
(3.2)        Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form
8-K, date of report April 25, 2008, File No. 1-8519).
(10.1)        Second Amendment to Amended and Restated Receivables Purchase Agreement dated June 4, 2012, among
Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups
identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to
Current Report on Form 8-K, date of report June 8, 2012, File No. 1-8519).
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

Cincinnati Bell Inc.

Date:	August 9, 2012	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	August 9, 2012	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer