Form 10-Q
period 2012-09-30
CINCINNATI BELL INC
filed 2012-10-29
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At September 30, 2012, there were 199,430,620 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Services	$319.5	$314.2	$956.4	$940.4
Products	48.7	54.6	142.8	156.7
Total revenue	368.2	368.8	1,099.2	1,097.1
Costs and expenses
Cost of services, excluding items below	123.4	120.1	365.4	345.6
Cost of products sold, excluding items below	48.9	54.5	144.4	157.2
Selling, general and administrative	72.2	66.5	199.6	197.7
Depreciation and amortization	55.4	49.1	160.2	146.3
Restructuring charges	0.9	—	3.0	—
Gain on sale or disposal of assets	(0.6)	(8.4)	(0.6)	(8.4)
Curtailment loss	—	—	—	4.2
Transaction costs	1.7	0.7	1.7	2.6
Asset impairments	0.3	—	13.3	1.6
Total operating costs and expenses	302.2	282.5	887.0	846.8
Operating income	66.0	86.3	212.2	250.3
Interest expense	55.2	53.3	163.3	161.2
Other expense, net	0.1	—	1.6	—
Income before income taxes	10.7	33.0	47.3	89.1
Income tax expense	6.8	15.4	26.3	40.1
Net income	3.9	17.6	21.0	49.0
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income applicable to common shareowners	$1.3	$15.0	$13.2	$41.2
Basic earnings per common share	$0.01	$0.08	$0.07	$0.21
Diluted earnings per common share	$0.01	$0.07	$0.07	$0.21

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$3.9	$17.6	$21.0	$49.0
Other comprehensive income, net of tax:
Foreign currency translation gain	0.1	—	0.1	—
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $0.9	—	—	—	1.4
Amortization of prior service benefits included in net income, net of tax of ($1.2), ($1.1), ($3.5), ($3.5)	(2.0)	(2.1)	(6.2)	(6.1)
Amortization of net actuarial loss included in net income, net of tax of $2.2, $1.9, $7.0, $5.7	4.2	3.4	12.5	9.9
Reclassification adjustment for curtailment loss included in net income, net of tax of $1.5	—	—	—	2.7
Other comprehensive income	2.3	1.3	6.4	7.9
Total comprehensive income	$6.2	$18.9	$27.4	$56.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$7.7	$73.7
Receivables, less allowances of $13.1 and $11.6	193.8	179.4
Inventory, materials and supplies	26.0	23.8
Deferred income taxes, net	32.2	30.2
Prepaid expenses	13.8	11.2
Other current assets	11.9	2.7
Total current assets	285.4	321.0
Property, plant and equipment, net	1,510.4	1,400.5
Goodwill	290.6	290.6
Intangible assets, net	201.5	216.9
Deferred income taxes, net	392.6	423.5
Other noncurrent assets	71.8	62.2
Total assets	$2,752.3	$2,714.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.3	$13.0
Accounts payable	132.2	133.4
Unearned revenue and customer deposits	48.7	48.2
Accrued taxes	19.7	15.5
Accrued interest	58.5	45.6
Accrued payroll and benefits	47.1	52.6
Other current liabilities	34.1	48.1
Total current liabilities	353.6	356.4
Long-term debt, less current portion	2,561.9	2,520.6
Pension and postretirement benefit obligations	355.7	389.9
Other noncurrent liabilities	165.7	163.0
Total liabilities	3,436.9	3,429.9
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 199,922,339 and 196,322,649 shares issued; 199,430,620 and 195,721,796 shares outstanding at September 30, 2012 and December 31, 2011	2.0	2.0
Additional paid-in capital	2,587.5	2,584.6
Accumulated deficit	(3,199.0)	(3,220.0)
Accumulated other comprehensive loss	(202.5)	(208.9)
Common shares in treasury, at cost	(2.0)	(2.3)
Total shareowners’ deficit	(684.6)	(715.2)
Total liabilities and shareowners’ deficit	$2,752.3	$2,714.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net income	$21.0	$49.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	160.2	146.3
Provision for loss on receivables	11.6	10.6
Asset impairments	13.3	1.6
Noncash portion of interest expense	5.8	5.7
Deferred income tax provision	25.8	39.9
Pension and other postretirement payments in excess of expense	(24.3)	(16.6)
Stock-based compensation	3.6	3.0
Gain on sale or disposal of assets	(0.6)	(8.4)
Other, net	(1.2)	(2.7)
Changes in operating assets and liabilities
Increase in receivables	(26.1)	(6.5)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(13.4)	(6.4)
Decrease in accounts payable	(10.4)	(13.3)
(Decrease) increase in accrued and other current liabilities	(9.6)	4.5
Increase in other noncurrent assets	(4.2)	(1.7)
Increase (decrease) in other noncurrent liabilities	3.5	(6.5)
Net cash provided by operating activities	155.0	198.5
Cash flows from investing activities
Capital expenditures	(242.9)	(167.0)
Proceeds from sale of assets	0.6	9.8
Increase in restricted cash	(11.1)	—
Release of restricted cash	0.7	—
Other, net	—	(0.3)
Net cash used in investing activities	(252.7)	(157.5)
Cash flows from financing activities
Borrowing on receivables facilities, net	44.0	0.4
Repayment of debt	(11.3)	(9.0)
Debt issuance costs	—	(0.8)
Dividends paid on preferred stock	(7.8)	(7.8)
Common stock repurchase	(0.3)	(10.0)
Proceeds from exercise of options and warrants	8.1	0.1
Other, net	(1.0)	(0.5)
Net cash provided by (used in) financing activities	31.7	(27.6)
Net (decrease) increase in cash and cash equivalents	(66.0)	13.4
Cash and cash equivalents at beginning of period	73.7	77.3
Cash and cash equivalents at end of period	$7.7	$90.7

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$7.8	$32.5
Acquisition of property on account	$37.9	$15.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we” ) provide diversified telecommunications and technology services through businesses in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. On August 8, 2012, the Company filed an initial Registration Statement on Form S-11 to register the common shares of its wholly owned subsidiary, CyrusOne Inc., for a proposed initial public offering.
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
The Condensed Consolidated Balance Sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Recently Issued Accounting Standards — In July 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance in Accounting Standards Codification (“ASC”) 350-30 on testing indefinite-lived intangibles assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. This guidance will be effective for our annual impairment tests for the year ending December 31, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements; rather it may change management's approach to testing indefinite-lived intangible assets for impairment.
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

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income	$3.9	$17.6	$21.0	$49.0
Preferred stock dividends	2.6	2.6	7.8	7.8
Income available to common shareholders - basic and diluted	$1.3	$15.0	$13.2	$41.2
Denominator:
Weighted average common shares outstanding - basic	196.4	196.5	195.8	197.4
Warrants	5.6	1.2	3.9	0.5
Stock-based compensation arrangements	3.6	2.9	3.3	2.5
Weighted average common shares outstanding - diluted	205.6	200.6	203.0	200.4
Basic earnings per common share	$0.01	$0.08	$0.07	$0.21
Diluted earnings per common share	$0.01	$0.07	$0.07	$0.21

For the three and nine months ended September 30, 2012, awards under the Company’s stock-based compensation plans for common shares of 4.4 million and 6.2 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, awards for common shares of 11.2 million and 11.6 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods, preferred stock convertible into 4.5 million common shares was excluded as the inclusion would have been anti-dilutive.

3.     Long-Lived and Intangible Assets

During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and property and equipment primarily related to our GramTel acquisition, and a preliminary estimate of the impairment loss of $13.0 million was recognized in the Statement of Operations and the Data Center Colocation segment. During the third quarter, management completed its valuation process and recognized additional impairment losses of $0.3 million. Management estimated the fair value of the customer relationship intangible at $2.8 million resulting in an impairment loss of $1.5 million. The fair value of other long-lived assets, primarily leasehold improvements, was estimated at $2.4 million resulting in an impairment loss of $11.8 million. For the nine months ended September 30, 2012, impairment losses of $13.3 million were recognized in the Statement of Operations and Data Center Colocation segment.
In the nine months ended September 30, 2011, asset impairment losses of $1.6 million were recognized. In the first quarter of 2011, the Wireless segment had certain capital projects canceled or abandoned resulting in an asset impairment of $1.1 million, which represents the full carrying value of the canceled and abandoned projects. In the second quarter of 2011, a $0.5 million asset impairment charge was recorded on certain properties held for sale in the Wireline segment which were impaired as their estimated fair value was lower than their carrying value.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2012	December 31, 2011
Current portion of long-term debt:
Capital lease obligations and other debt	$13.3	$13.0
Current portion of long-term debt	13.3	13.0
Long-term debt, less current portion:
Receivables facility	44.0	—
7% Senior Notes due 2015*	249.7	250.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	775.0	775.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	207.5	207.5
Capital lease obligations and other debt	128.2	131.4
	2,569.4	2,529.3
Net unamortized discount	(7.5)	(8.7)
Long-term debt, less current portion	2,561.9	2,520.6
Total debt	$2,575.2	$2,533.6

* The face amount of these notes has been adjusted for the unamortized called amounts received on terminated interest rate swaps.
As of September 30, 2012, the Company had no outstanding borrowings on its revolving credit facility, leaving $210.0 million available for borrowings. This revolving credit facility expires in June 2014.
As of September 30, 2012, the Company had $44.0 million of borrowings and $23.2 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving $30.4 million remaining on the available borrowings of $97.6 million. The Receivables Facility is subject to renewal every 364 days. On June 4, 2012, the Company amended its Receivables Facility to extend its term to June 3, 2013. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under its revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

On October 1, 2012, the Company and CBF amended the Receivables Facility to remove CyrusOne Inc., a Delaware corporation, as an originator and to remove the CyrusOne receivables from the financing provided under the Receivables Facility.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2012 and December 31, 2011, except for the Company's debt and other financing arrangements.

The carrying value and fair value of the Company’s long-term debt and other financing arrangements are as follows:

	September 30, 2012		December 31, 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,575.2	$2,673.2	$2,533.6	$2,460.5
Other financing arrangements	49.2	48.5	47.9	47.2

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at September 30, 2012 and December 31, 2011, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
As of June 30, 2012, the following assets were measured at fair value:

		Fair Value Measurements Using
(dollars in millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationship intangible	$2.8	$—	$—	$2.8	$(1.5)
Property	2.4	—	—	2.4	(11.8)
Impairment losses					$(13.3)
In the second quarter of 2012, the customer relationship intangible obtained in the GramTel acquisition was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to the acquired customer contracts, and includes estimates of future expenses, capital expenditures and an appropriate discount rate. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In addition, certain leasehold improvements at data centers acquired in the GramTel acquisition were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June, 30, 2012. The fair value of the assets was written down to the estimated fair value of $2.4 million, resulting in an impairment loss of $11.8 million. The fair value of these assets was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using an income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses, projected capital expenditures and an appropriate discount rate. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Restructuring Charges
Restructuring liabilities have been established for employee separation obligations, lease abandonments and contract terminations. A summary of the activity in these liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	0.4	0.5	—	0.9
Utilizations	(1.7)	(1.3)	(1.3)	(4.3)
Balance as of March 31, 2012	12.9	7.3	0.4	20.6
Charges	0.9	0.3	—	1.2
Utilizations	(1.1)	(0.8)	(0.1)	(2.0)
Balance as of June 30, 2012	12.7	6.8	0.3	19.8
Charges	0.9	—	—	0.9
Utilizations	(2.7)	(0.8)	(0.1)	(3.6)
Balance as of September 30, 2012	$10.9	$6.0	$0.2	$17.1
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
For the three months ended September 30, 2012, a restructuring charge of $0.9 million was recognized for severance associated with separations of call center employees.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	Data Center Colocation	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2011	$15.1	$0.7	$—	$2.5	$5.7	$24.0
Charges	—	0.5	—	—	0.4	0.9
Utilizations	(2.9)	(0.4)	—	(0.2)	(0.8)	(4.3)
Balance as of March 31, 2012	12.2	0.8	—	2.3	5.3	20.6
Charges	0.7	—	0.5	—	—	1.2
Utilizations	(1.4)	(0.3)	(0.1)	(0.2)	—	(2.0)
Balance as of June 30, 2012	11.5	0.5	0.4	2.1	5.3	19.8
Charges	0.9	—	—	—	—	0.9
Utilizations	(2.2)	—	(0.4)	(0.1)	(0.9)	(3.6)
Balance as of September 30, 2012	$10.2	$0.5	$—	$2.0	$4.4	$17.1
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan, certain management contracts and a voluntary termination program offered to certain Wireline call center employees. Severance payments are expected to be paid through 2013. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018. Contract terminations consist of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits. All contract termination expenses are expected to be paid in 2012.
At September 30, 2012 and December 31, 2011, $7.6 million and $12.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $9.5 million and $11.4 million, respectively, were included in “Other noncurrent liabilities,” in the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. A portion of these costs is capitalized as a component of internal labor costs incurred for network construction in the Wireline segment, historically averaging approximately 8%.
Effective January 1, 2012 and pursuant to a new labor agreement ratified in 2011, pension credits have been curtailed for certain bargained employees.
Pension and postretirement benefit costs are as follows:

	Three Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.7	$1.2	$0.2	$0.1
Interest cost on projected benefit obligation	5.3	6.2	1.4	1.7
Expected return on plan assets	(6.6)	(7.4)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(3.2)	(3.3)
Actuarial loss	4.8	3.6	1.6	1.7
Benefit costs	$4.2	$3.7	$—	$0.2

	Nine Months Ended September 30,
	2012	2011	2012	2011
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$2.0	$3.8	$0.4	$0.3
Interest cost on projected benefit obligation	16.0	18.6	4.2	5.3
Expected return on plan assets	(19.6)	(22.0)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.3	(9.8)	(9.9)
Actuarial loss	14.5	10.7	5.0	4.9
Curtailment loss	—	4.2	—	—
Benefit costs	$13.0	$15.6	$(0.2)	$0.6

Contributions in 2012 to the Company’s pension and postretirement plans are expected to be approximately $26 million and $22 million, respectively. For the nine months ended September 30, 2012, contributions to the pension plans were $22.5 million and contributions to the postretirement plan were $16.0 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-payment awards, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant.
The Company recognized stock-based compensation expense of $6.4 million and $11.2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the Company recognized stock-based compensation expense of $1.5 million and $5.2 million, respectively. As of September 30, 2012, there was $7.3 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At September 30, 2012 and 2011, the number of common shares deferred under these plans was 0.7 million and 0.8 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized an expense of $1.4 million and expense of $1.9 million for the three and nine months ended September 30, 2012, respectively. The Company recognized no expense for the three months ended September 30, 2011 and expense of $0.3 million for the nine months ended September 30, 2011.

In 2010, the Company's Board of Directors approved new long-term incentive programs for certain members of management. Payment is contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. As of September 30, 2012, the Compensation Committee of the Company's Board of Directors has approved grants that could result in a maximum payout up to $90 million assuming the equity value created is $1.0 billion. For the quarter ended September 30, 2012, no compensation expense was recorded for these awards.

9.    Share Repurchases
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the nine months ended September 30, 2012, the Company cash settled $0.3 million and retired the remaining 0.1 million shares. As of September 30, 2012, the Company has the authority to repurchase $129.2 million of its common stock.

10.    Business Segment Information
The Company operates in four segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol (“VoIP”), and other services over its owned and other wireline networks. The Wireless segment provides advanced digital voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. The Data Center Colocation segment provides data center colocation services primarily to large businesses. The Company owns or maintains 23 data centers in Texas, Ohio, Kentucky, Indiana, Illinois, England and Singapore. The IT Services and Hardware segment provides a range of fully managed and outsourced information technology (“IT”) and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2012	2011	2012	2011
Revenue
Wireline	$182.3	$182.7	$548.4	$551.8
Wireless	59.5	68.1	185.0	209.2
Data Center Colocation	56.7	47.1	163.3	135.6
IT Services and Hardware	78.3	78.9	228.8	224.9
Intersegment	(8.6)	(8.0)	(26.3)	(24.4)
Total revenue	$368.2	$368.8	$1,099.2	$1,097.1
Intersegment revenue
Wireline	$4.8	$5.8	$14.5	$17.4
Wireless	0.5	0.6	1.7	1.7
Data Center Colocation	1.5	0.5	4.7	1.6
IT Services and Hardware	1.8	1.1	5.4	3.7
Total intersegment revenue	$8.6	$8.0	$26.3	$24.4
Operating income
Wireline	$50.9	$65.2	$162.8	$180.2
Wireless	12.6	11.6	43.5	43.1
Data Center Colocation	11.2	11.3	22.5	36.1
IT Services and Hardware	3.8	4.0	7.2	8.7
Corporate	(12.5)	(5.8)	(23.8)	(17.8)
Total operating income	$66.0	$86.3	$212.2	$250.3
Expenditures for long-lived assets
Wireline	$27.8	$27.1	$77.5	$75.2
Wireless	4.2	4.9	12.4	10.6
Data Center Colocation	41.6	41.0	146.4	77.2
IT Services and Hardware	1.9	1.5	6.6	4.0
Total expenditures for long-lived assets	$75.5	$74.5	$242.9	$167.0
Depreciation and amortization
Wireline	$26.6	$25.6	$78.9	$76.1
Wireless	8.1	8.0	24.0	25.1
Data Center Colocation	18.3	13.2	50.9	38.2
IT Services and Hardware	2.4	2.2	6.3	6.6
Corporate	—	0.1	0.1	0.3
Total depreciation and amortization	$55.4	$49.1	$160.2	$146.3

	September 30, 2012	December 31, 2011
Assets
Wireline	$721.0	$713.6
Wireless	277.5	295.2
Data Center Colocation	1,089.0	964.0
IT Services and Hardware	44.2	36.6
Corporate and eliminations	620.6	705.3
Total assets	$2,752.3	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $207.5 million in notes outstanding at September 30, 2012, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and guarantor).

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and guarantor) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$160.8	$222.8	$(15.4)	$368.2
Operating costs and expenses	12.5	112.0	193.1	(15.4)	302.2
Operating (loss) income	(12.5)	48.8	29.7	—	66.0
Interest expense (income), net	41.1	(0.6)	14.7	—	55.2
Other (income) expense, net	(0.5)	0.6	—	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(53.1)	48.8	15.0	—	10.7
Income tax (benefit) expense	(16.1)	18.1	4.8	—	6.8
Equity in earnings of subsidiaries, net of tax	40.9	—	—	(40.9)	—
Net income	3.9	30.7	10.2	(40.9)	3.9
Other comprehensive income	2.2	—	0.1	—	2.3
Total comprehensive income	$6.1	$30.7	$10.3	$(40.9)	$6.2

Net income	3.9	30.7	10.2	(40.9)	3.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.3	$30.7	$10.2	$(40.9)	$1.3

	Three Months Ended September 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$0.5	$164.0	$218.6	$(14.3)	$368.8
Operating costs and expenses	(2.5)	107.7	191.6	(14.3)	282.5
Operating income	3.0	56.3	27.0	—	86.3
Interest expense, net	46.7	0.6	6.0	—	53.3
Other (income) expense, net	(0.4)	1.8	(1.4)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(43.3)	53.9	22.4	—	33.0
Income tax (benefit) expense	(11.6)	17.9	9.1	—	15.4
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—
Net income	17.6	36.0	13.3	(49.3)	17.6
Other comprehensive income	1.3	—	—	—	1.3
Total comprehensive income	$18.9	$36.0	$13.3	$(49.3)	$18.9

Net income	17.6	36.0	13.3	(49.3)	17.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.0	$36.0	$13.3	$(49.3)	$15.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Nine Months Ended September 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$482.0	$663.6	$(46.4)	$1,099.2
Operating costs and expenses	23.6	324.8	585.0	(46.4)	887.0
Operating (loss) income	(23.6)	157.2	78.6	—	212.2
Interest expense (income), net	122.5	(0.8)	41.6	—	163.3
Other (income) expense, net	(1.2)	2.9	(0.1)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(144.9)	155.1	37.1	—	47.3
Income tax (benefit) expense	(45.9)	56.6	15.6	—	26.3
Equity in earnings of subsidiaries, net of tax	120.0	—	—	(120.0)	—
Net income	21.0	98.5	21.5	(120.0)	21.0
Other comprehensive income	6.3	—	0.1	—	6.4
Total comprehensive income	$27.3	$98.5	$21.6	$(120.0)	$27.4

Net income	21.0	98.5	21.5	(120.0)	21.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$13.2	$98.5	$21.5	$(120.0)	$13.2

	Nine Months Ended September 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$3.4	$493.4	$643.0	$(42.7)	$1,097.1
Operating costs and expenses	12.6	323.2	553.7	(42.7)	846.8
Operating (loss) income	(9.2)	170.2	89.3	—	250.3
Interest expense, net	120.7	3.3	37.2	—	161.2
Other (income) expense, net	(1.3)	5.7	(4.4)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(128.6)	161.2	56.5	—	89.1
Income tax (benefit) expense	(40.2)	58.4	21.9	—	40.1
Equity in earnings of subsidiaries, net of tax	137.4	—	—	(137.4)	—
Net income	49.0	102.8	34.6	(137.4)	49.0
Other comprehensive income	7.9	—	—	—	7.9
Total comprehensive income	$56.9	$102.8	$34.6	$(137.4)	$56.9

Net income	49.0	102.8	34.6	(137.4)	49.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$41.2	$102.8	$34.6	$(137.4)	$41.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.3	$1.3	$4.1	$—	$7.7
Receivables, net	1.2	—	192.6	—	193.8
Other current assets	7.0	37.9	42.2	(3.2)	83.9
Total current assets	10.5	39.2	238.9	(3.2)	285.4
Property, plant and equipment, net	0.1	634.8	875.5	—	1,510.4
Goodwill and intangibles, net	—	2.4	489.7	—	492.1
Investments in and advances to subsidiaries	1,913.1	344.1	—	(2,257.2)	—
Other noncurrent assets	379.3	6.9	240.2	(162.0)	464.4
Total assets	$2,303.0	$1,027.4	$1,844.3	$(2,422.4)	$2,752.3

Current portion of long-term debt	$—	$3.0	$10.3	$—	$13.3
Accounts payable	0.9	52.3	79.0	—	132.2
Other current liabilities	102.9	49.9	54.6	0.7	208.1
Total current liabilities	103.8	105.2	143.9	0.7	353.6
Long-term debt, less current portion	2,182.5	214.6	164.8	—	2,561.9
Other noncurrent liabilities	376.2	137.3	173.8	(165.9)	521.4
Intercompany payables	325.1	—	700.5	(1,025.6)	—
Total liabilities	2,987.6	457.1	1,183.0	(1,190.8)	3,436.9
Shareowners’ (deficit) equity	(684.6)	570.3	661.3	(1,231.6)	(684.6)
Total liabilities and shareowners’ equity (deficit)	$2,303.0	$1,027.4	$1,844.3	$(2,422.4)	$2,752.3

	As of December 31, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7
Receivables, net	2.0	—	177.4	—	179.4
Other current assets	5.8	31.8	31.7	(1.4)	67.9
Total current assets	77.4	33.2	211.8	(1.4)	321.0
Property, plant and equipment, net	0.1	642.5	757.9	—	1,400.5
Goodwill and intangibles, net	—	2.4	505.1	—	507.5
Investments in and advances to subsidiaries	1,731.4	237.3	—	(1,968.7)	—
Other noncurrent assets	387.9	7.6	234.0	(143.8)	485.7
Total assets	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Current portion of long-term debt	$—	$3.1	$9.9	$—	$13.0
Accounts payable	1.0	53.7	78.7	—	133.4
Other current liabilities	93.2	55.3	61.5	—	210.0
Total current liabilities	94.2	112.1	150.1	—	356.4
Long-term debt, less current portion	2,182.0	216.3	122.3	—	2,520.6
Other noncurrent liabilities	404.3	122.8	171.0	(145.2)	552.9
Intercompany payables	231.5	—	595.8	(827.3)	—
Total liabilities	2,912.0	451.2	1,039.2	(972.5)	3,429.9
Shareowners’ (deficit) equity	(715.2)	471.8	669.6	(1,141.4)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(69.1)	$169.7	$54.4	$—	$155.0
Capital expenditures	—	(73.6)	(169.3)	—	(242.9)
Proceeds from sale of assets	—	0.4	0.2	—	0.6
Other investing activities	—	—	(10.4)	—	(10.4)
Cash flows used in investing activities	—	(73.2)	(179.5)	—	(252.7)
Funding between Parent and subsidiaries, net	2.9	(94.3)	91.4	—	—
Increase in receivables facility, net	—	—	44.0	—	44.0
Repayment of debt	—	(2.3)	(9.0)	—	(11.3)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	8.1	—	—	—	8.1
Other financing activities	(8.9)	—	0.1	—	(8.8)
Cash flows provided by (used in) financing activities	1.8	(96.6)	126.5	—	31.7
(Decrease) increase in cash and cash equivalents	(67.3)	(0.1)	1.4	—	(66.0)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$2.3	$1.3	$4.1	$—	$7.7

	Nine Months Ended September 30, 2011
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(97.5)	$188.7	$107.3	$—	$198.5
Capital expenditures	—	(70.5)	(96.5)	—	(167.0)
Proceeds from sale of assets	9.8	—	—	—	9.8
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows provided by (used in) investing activities	9.5	(70.5)	(96.5)	—	(157.5)
Funding between Parent and subsidiaries, net	123.9	(116.8)	(7.1)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(1.6)	(7.4)	—	(9.0)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	104.9	(118.4)	(14.1)	—	(27.6)
Increase (decrease) in cash and cash equivalents	16.9	(0.2)	(3.3)	—	13.4
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015
As of September 30, 2012, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Shared Services LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, GramTel Inc., Cyrus One Foreign Holdings LLC, and CyrusOne Inc. As of December 31, 2011, management completed a restructuring of certain of its legal entities. Cincinnati Bell Complete Protection Inc. was merged into Cincinnati Bell Inc. (the Parent and issuer) for all periods.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, Condensed Consolidating Balance Sheets as of September 30, 2012 and December 31, 2011, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis. The condensed consolidating financial statements shown below have been retroactively restated to reflect the merger of Cincinnati Bell Complete Protection Inc. into Cincinnati Bell Inc. (the Parent and issuer) for all periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$233.0	$150.6	$(15.4)	$368.2
Operating costs and expenses	12.5	202.7	102.4	(15.4)	302.2
Operating (loss) income	(12.5)	30.3	48.2	—	66.0
Interest expense, net	41.1	12.4	1.7	—	55.2
Other (income) expense, net	(0.5)	3.6	(3.0)	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(53.1)	14.3	49.5	—	10.7
Income tax (benefit) expense	(16.1)	4.2	18.7	—	6.8
Equity in earnings of subsidiaries, net of tax	40.9	—	—	(40.9)	—
Net income	3.9	10.1	30.8	(40.9)	3.9
Other comprehensive income	2.2	—	0.1	—	2.3
Total comprehensive income	$6.1	$10.1	$30.9	$(40.9)	$6.2

Net income	3.9	10.1	30.8	(40.9)	3.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.3	$10.1	$30.8	$(40.9)	$1.3

	Three Months Ended September 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$0.5	$228.3	$154.3	$(14.3)	$368.8
Operating costs and expenses	(2.5)	198.6	100.7	(14.3)	282.5
Operating income	3.0	29.7	53.6	—	86.3
Interest expense, net	46.7	4.0	2.6	—	53.3
Other (income) expense, net	(0.4)	2.7	(2.3)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(43.3)	23.0	53.3	—	33.0
Income tax (benefit) expense	(11.6)	9.4	17.6	—	15.4
Equity in earnings of subsidiaries, net of tax	49.3	—	—	(49.3)	—
Net income	17.6	13.6	35.7	(49.3)	17.6
Other comprehensive income	1.3	—	—	—	1.3
Total comprehensive income	$18.9	$13.6	$35.7	$(49.3)	$18.9

Net income	17.6	13.6	35.7	(49.3)	17.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$15.0	$13.6	$35.7	$(49.3)	$15.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Nine Months Ended September 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$692.9	$452.7	$(46.4)	$1,099.2
Operating costs and expenses	23.6	612.8	297.0	(46.4)	887.0
Operating (loss) income	(23.6)	80.1	155.7	—	212.2
Interest expense, net	122.5	34.1	6.7	—	163.3
Other (income) expense, net	(1.2)	11.4	(8.6)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(144.9)	34.6	157.6	—	47.3
Income tax (benefit) expense	(45.9)	13.2	59.0	—	26.3
Equity in earnings of subsidiaries, net of tax	120.0	—	—	(120.0)	—
Net income	21.0	21.4	98.6	(120.0)	21.0
Other comprehensive income	6.3	—	0.1	—	6.4
Total comprehensive income	$27.3	$21.4	$98.7	$(120.0)	$27.4

Net income	21.0	21.4	98.6	(120.0)	21.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$13.2	$21.4	$98.6	$(120.0)	$13.2

	Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$3.4	$681.4	$455.0	$(42.7)	$1,097.1
Operating costs and expenses	12.6	586.2	290.7	(42.7)	846.8
Operating (loss) income	(9.2)	95.2	164.3	—	250.3
Interest expense, net	120.7	31.0	9.5	—	161.2
Other (income) expense, net	(1.3)	8.0	(6.7)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(128.6)	56.2	161.5	—	89.1
Income tax (benefit) expense	(40.2)	21.6	58.7	—	40.1
Equity in earnings of subsidiaries, net of tax	137.4	—	—	(137.4)	—
Net income	49.0	34.6	102.8	(137.4)	49.0
Other comprehensive income	7.9	—	—	—	7.9
Total comprehensive income	$56.9	$34.6	$102.8	$(137.4)	$56.9

Net income	49.0	34.6	102.8	(137.4)	49.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$41.2	$34.6	$102.8	$(137.4)	$41.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.3	$2.0	$3.4	$—	$7.7
Receivables, net	1.2	0.6	192.0	—	193.8
Other current assets	7.0	38.3	41.8	(3.2)	83.9
Total current assets	10.5	40.9	237.2	(3.2)	285.4
Property, plant and equipment, net	0.1	848.7	661.6	—	1,510.4
Goodwill and intangibles, net	—	489.7	2.4	—	492.1
Investments in and advances to subsidiaries	1,913.1	6.0	304.9	(2,224.0)	—
Other noncurrent assets	379.3	241.4	5.7	(162.0)	464.4
Total assets	$2,303.0	$1,626.7	$1,211.8	$(2,389.2)	$2,752.3

Current portion of long-term debt	$—	$9.8	$3.5	$—	$13.3
Accounts payable	0.9	100.0	31.3	—	132.2
Other current liabilities	102.9	56.0	48.5	0.7	208.1
Total current liabilities	103.8	165.8	83.3	0.7	353.6
Long-term debt, less current portion	2,182.5	111.8	267.6	—	2,561.9
Other noncurrent liabilities	376.2	157.4	153.7	(165.9)	521.4
Intercompany payables	325.1	576.2	104.0	(1,005.3)	—
Total liabilities	2,987.6	1,011.2	608.6	(1,170.5)	3,436.9
Shareowners’ (deficit) equity	(684.6)	615.5	603.2	(1,218.7)	(684.6)
Total liabilities and shareowners’ equity (deficit)	$2,303.0	$1,626.7	$1,211.8	$(2,389.2)	$2,752.3

	As of December 31, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.1	$3.0	$—	$73.7
Receivables, net	2.0	1.9	175.5	—	179.4
Other current assets	5.8	27.6	35.9	(1.4)	67.9
Total current assets	77.4	30.6	214.4	(1.4)	321.0
Property, plant and equipment, net	0.1	731.4	669.0	—	1,400.5
Goodwill and intangibles, net	—	505.1	2.4	—	507.5
Investments in and advances to subsidiaries	1,731.4	1.2	202.5	(1,935.1)	—
Other noncurrent assets	387.9	235.2	6.4	(143.8)	485.7
Total assets	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Current portion of long-term debt	$—	$9.9	$3.1	$—	$13.0
Accounts payable	1.0	109.6	22.8	—	133.4
Other current liabilities	93.2	63.7	53.1	—	210.0
Total current liabilities	94.2	183.2	79.0	—	356.4
Long-term debt, less current portion	2,182.0	113.7	224.9	—	2,520.6
Other noncurrent liabilities	404.3	155.1	138.7	(145.2)	552.9
Intercompany payables	231.5	457.4	123.0	(811.9)	—
Total liabilities	2,912.0	909.4	565.6	(957.1)	3,429.9
Shareowners’ (deficit) equity	(715.2)	594.1	529.1	(1,123.2)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$1,503.5	$1,094.7	$(2,080.3)	$2,714.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(69.1)	$87.5	$136.6	$—	$155.0
Capital expenditures	—	(169.0)	(73.9)	—	(242.9)
Proceeds from sale of assets	—	0.2	0.4	—	0.6
Other investing activities	—	(10.4)	—	—	(10.4)
Cash flows used in investing activities	—	(179.2)	(73.5)	—	(252.7)
Funding between Parent and subsidiaries, net	2.9	101.5	(104.4)	—	—
Increase in receivables facility, net	—	—	44.0	—	44.0
Repayment of debt	—	(9.0)	(2.3)	—	(11.3)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	8.1	—	—	—	8.1
Other financing activities	(8.9)	0.1	—	—	(8.8)
Cash flows provided by (used in) financing activities	1.8	92.6	(62.7)	—	31.7
(Decrease) increase in cash and cash equivalents	(67.3)	0.9	0.4	—	(66.0)
Beginning cash and cash equivalents	69.6	1.1	3.0	—	73.7
Ending cash and cash equivalents	$2.3	$2.0	$3.4	$—	$7.7

	Nine Months Ended September 30, 2011
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(97.5)	$108.3	$187.7	$—	$198.5
Capital expenditures	—	(96.5)	(70.5)	—	(167.0)
Proceeds from sale of assets	9.8	—	—	—	9.8
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows provided by (used in) investing activities	9.5	(96.5)	(70.5)	—	(157.5)
Funding between Parent and subsidiaries, net	123.9	(8.9)	(115.0)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(7.0)	(2.0)	—	(9.0)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(9.0)	—	—	—	(9.0)
Cash flows provided by (used in) financing activities	104.9	(15.9)	(116.6)	—	(27.6)
Increase (decrease) in cash and cash equivalents	16.9	(4.1)	0.6	—	13.4
Beginning cash and cash equivalents	69.8	5.7	1.8	—	77.3
Ending cash and cash equivalents	$86.7	$1.6	$2.4	$—	$90.7

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for interim periods may not be indicative of results for the full year or any other interim period.

Consolidated Results of Operations
Service revenue was $319.5 million in the third quarter of 2012, an increase of $5.3 million, or 2%, compared to the third quarter of 2011. Data center revenue increased $9.6 million and managed and professional services revenue increased $4.2 million compared to the third quarter of 2011. For the first nine months of 2012, service revenue was $956.4 million, an increase of $16.0 million, or 2%, from the same period in the prior year. Data center revenue increased by $27.7 million and managed and professional services revenue increased by $15.0 million in the first nine months of 2012. These increases were partially offset by combined declines in wireline and wireless service revenue of $7.7 million and $23.6 million for the three and nine months ended September 30, 2012 compared to 2011.
Product revenue totaled $48.7 million in the third quarter of 2012, a decrease of $5.9 million, or 11%, compared to the same quarter last year. The decrease was primarily driven by lower sales of telecommunications and information technology (“IT”) hardware of $4.8 million. In addition, wireless equipment and other sales decreased $1.3 million in the third quarter of 2012. For the first nine months of 2012, product revenue was $142.8 million, a decrease of $13.9 million, or 9%, compared to the same period in 2011, also resulting primarily from lower telecommunications and IT hardware sales and wireless equipment sales.
Cost of services was $123.4 million in the third quarter of 2012 compared to $120.1 million in the prior year, an increase of $3.3 million, or 3%. Compared to the third quarter of 2011, data center costs increased by $4.2 million due to the expansion of data center facilities and additional hiring to meet company demands. Cost for managed and professional services increased $2.7 million compared to the third quarter of last year as a result of increased payroll costs and contractor services to support higher revenues. In addition, Fioptics, business data and VoIP costs have increased due to growth in these services and the expansion of our Fioptics footprint. Partially offsetting these increases, wireless costs of services decreased by $3.9 million primarily due to lower roaming and network costs, and cost reduction programs. For the first nine months of 2012, cost of services was $365.4 million, an increase of $19.8 million, or 6%, compared to the prior year, due to the same reasons previously described in this paragraph.
Cost of products sold was $48.9 million in the third quarter of 2012 compared to $54.5 million in the prior year, a decrease of $5.6 million, or 10%. For the first nine months of 2012, cost of products sold was $144.4 million, a decrease of $12.8 million, or 8%, compared to the same period in 2011. The decrease in 2012 primarily reflects lower sales of telecommunications and IT hardware in addition to lower wireless equipment sales.
Selling, general and administrative (“SG&A”) expenses were $72.2 million in the third quarter of 2012, an increase of $5.7

Form 10-Q Part I	Cincinnati Bell Inc.

million, or 9%, compared to the third quarter of 2011. Increased costs were primarily due to stock compensation mark-to-market expense of $6.0 million compared to a gain of $0.2 million in the third quarter of the prior year. The Company grants stock-based compensation, some of which are cash-payment awards, with the final award payment tied to the stock price. The Company's stock price at September 30, 2012 was $5.70, an increase of $2.67 from the December 31, 2011 stock price of $3.03. SG&A expenses were $199.6 million in the first nine months of 2012, an increase of $1.9 million, or 1%, compared to the same period in 2011, as a result of increased payroll costs of $9.3 million driven by higher mark-to-market expense of $6.8 million offset by reduced consulting, legal, advertising and contract service costs of $7.5 million.
Depreciation and amortization totaled $55.4 million in the third quarter of 2012, up $6.3 million, or 13%, from a year ago. In the first nine months of 2012, depreciation and amortization increased to $160.2 million, up $13.9 million, or 10%, compared to the same period in 2011. Increases in depreciation expense were primarily due to new assets being placed in service for data center operations and Fioptics expansion. In 2012, amortization decreased due to the use of an accelerated amortization method to amortize certain intangible assets in the prior period.
Restructuring charges were $0.9 million in the third quarter of 2012 and $3.0 million in the first nine months of 2012, which represents severance associated with the elimination of certain management positions, a voluntary termination program and lease abandonments. There were no such charges incurred in the comparable periods of 2011.
In the third quarter of 2012, a gain on sale or disposal of assets of $0.6 million was recognized primarily from the sale of copper cables no longer utilized in our Wireline network. In the third quarter of 2011, a gain of $8.4 million was recognized as a result of selling substantially all of the assets associated with our home security monitoring business.
In 2011, the Company ratified a new labor agreement which curtails future pension service credits for certain employees. As a result of this event, the projected benefit obligation for the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized.
Transaction costs were $1.7 million in the third quarter and first nine months of 2012. In 2012, these costs represent legal and consulting costs incurred to restructure our legal entities in preparation for the proposed initial public offering of the common stock of CyrusOne Inc. In 2011, transaction costs were $0.7 million in the third quarter and $2.6 million for the first nine months. In 2011, these costs represent legal and consulting costs to investigate acquisition opportunities.
In the third quarter of 2012, asset impairment losses were $0.3 million as we finalized our impairment analysis of certain data center intangible and other long-lived assets. In the preceding quarter, asset impairment losses of $13.0 million were recognized on these same assets. Asset impairment losses were $13.3 million for the first nine months of 2012 and $1.6 million for the first nine months of 2011.
Interest expense was $55.2 million in the third quarter of 2012 compared to $53.3 million in the third quarter of 2011, an increase of $1.9 million. The increase resulted from higher interest costs on certain lease arrangements and lower amounts of capitalized interest. Interest expense was $163.3 million for the first nine months of 2012, a $2.1 million increase compared to the same period in 2011.
Other expenses were $1.6 million in the first nine months of 2012, which primarily represents a loss recorded on the termination of a lease financing arrangement, with no such costs in the first nine months of 2011.
Income tax expense for the third quarter of 2012 was $6.8 million compared to $15.4 million in the third quarter of 2011. The decrease in tax expense was due primarily to lower pre-tax income, partially offset by an increase in the projected effective tax rate in the third quarter of 2012 as compared to 2011. Income tax expense was $26.3 million in the first nine months of 2012, a decrease of $13.8 million compared to the prior period, also primarily due to lower pre-tax income.
The Company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2012 effective tax rate will approximate the actual September 2012 year-to-date effective tax rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2012.

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

In the third quarter of 2012, the Company continued to expand its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and multi-protocol label switching (“MPLS”).

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Voice - local service	$63.0	$69.1	$(6.1)	(9)%		$193.7	$214.1	$(20.4)	(10)%
Data	77.2	73.5	3.7	5%		229.4	217.3	12.1	6%
Long distance and VoIP	28.1	28.0	0.1	0%		86.1	83.3	2.8	3%
Entertainment	9.5	7.0	2.5	36%		25.6	19.4	6.2	32%
Other	4.5	5.1	(0.6)	(12)%		13.6	17.7	(4.1)	(23)%
Total revenue	182.3	182.7	(0.4)	0%		548.4	551.8	(3.4)	(1)%
Operating costs and expenses:
Cost of services and products	71.5	68.7	2.8	4%		211.5	202.2	9.3	5%
Selling, general and administrative	32.8	31.6	1.2	4%		94.0	97.0	(3.0)	(3)%
Depreciation and amortization	26.6	25.6	1.0	4%		78.9	76.1	2.8	4%
Restructuring charges	0.9	—	0.9	n/m		1.6	—	1.6	n/m
Gain on sale or disposal of assets	(0.4)	(8.4)	8.0	95%		(0.4)	(8.4)	8.0	95%
Curtailment loss	—	—	—	n/m		—	4.2	(4.2)	n/m
Asset impairments	—	—	—	n/m		—	0.5	(0.5)	n/m
Total operating costs and expenses	131.4	117.5	13.9	12%		385.6	371.6	14.0	4%
Operating income	$50.9	$65.2	$(14.3)	(22)%		$162.8	$180.2	$(17.4)	(10)%
Operating margin	27.9%	35.7%		(7.8)	pts	29.7%	32.7%		(3.0)	pts
Capital expenditures	$27.8	$27.1	$0.7	3%		$77.5	$75.2	$2.3	3%
Metrics information (in thousands):
Local access lines	585.8	635.3	(49.5)	(8)%
High-speed internet subscribers
DSL	207.8	221.4	(13.6)	(6)%
Fioptics	52.3	37.3	15.0	40%
	260.1	258.7	1.4	1%
Long distance lines	426.4	457.8	(31.4)	(7)%
Fioptics entertainment subscribers	51.1	38.0	13.1	34%

Revenue
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $63.0 million in the third quarter of 2012, down $6.1 million, or 9%, compared to the third quarter a year ago. Voice local service revenue was $193.7 million in the first nine months of 2012, down $20.4 million, or 10%, compared to 2011. The decrease in revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 43,000, or 8%, from 564,800 at September 30, 2011 to 521,800 at September 30, 2012. The Company had 64,000 CLEC access lines at September 30, 2012 compared to 70,500 access lines at September 30, 2011. The access line loss resulted from several factors, including customers electing to solely use wireless service in lieu of the traditional local service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Data revenue consists of Fioptics and digital subscriber line (“DSL”) high-speed internet access, dial-up internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $77.2 million for the third quarter of 2012, up $3.7 million, or 5%, compared to the third quarter a year ago. Data transport and LAN services increased $2.8 million year-over-year as a result of increased demand by business customers for higher speed connections. Revenue from Fioptics high-speed internet services increased $1.4 million in the third quarter of 2012 as compared to the same period in 2011 due to increased subscribers. Partially offsetting these higher revenues, lower DSL revenue in the third quarter of 2012 was generated compared to the third quarter of 2011 due primarily to fewer DSL subscribers. Data revenue for the first nine months of 2012 was $229.4 million, up $12.1 million, or 6%, compared to 2011. The same factors as cited above drove the increase in revenues for the nine month period. As of September 30, 2012, the Company had 52,300 high-speed internet Fioptics customers, which is a 15,000, or 40%, increase from the September 30, 2011 total of 37,300 subscribers.
Long distance and VoIP revenue was $28.1 million in the third quarter of 2012, a slight increase from the prior year. For the first nine months of 2012, long distance and VoIP revenue was $86.1 million, up $2.8 million, or 3%, from the same period in 2011. The increase for the three and nine months in 2012 was primarily due to an increase in VoIP and audio conferencing services which reflects a larger number of subscribers and higher usage. Partially offsetting this favorable trend, long distance revenue decreased $2.1 million in the first nine months of 2012 as compared to 2011 and $0.7 million in the third quarter of 2012 as compared to the third quarter of 2011. As of September 30, 2012, long distance subscriber lines were 426,400, a 7% decrease from a year ago. Long distance subscriber lines have declined as consumers opt to utilize wireless and VoIP services.
Entertainment revenue was $9.5 million in the third quarter of 2012, up $2.5 million, or 36%, compared to the same period in 2011. On a year-to-date basis, entertainment revenue was $25.6 million, up $6.2 million, or 32%, compared to the prior year. Fioptics entertainment revenue grew by $2.3 million in the third quarter and $6.6 million in the first nine months of 2012 compared to the corresponding periods in 2011. Fioptics entertainment subscribers increased by 13,100, or 34%, from 38,000 at September 30, 2011 to 51,100 at September 30, 2012. We continue to expand our Fioptics service area as there is strong demand for this service.
Other revenue was $4.5 million in the third quarter of 2012, a decrease of $0.6 million, compared to a year ago. Other revenue was $13.6 million for the first nine months of 2012, down $4.1 million compared to the prior year. The decrease was primarily related to the sale of the Company's home security monitoring business in the third quarter of 2011.
Costs and Expenses
Cost of services and products was $71.5 million in the third quarter of 2012, an increase of $2.8 million, or 4%, compared to the third quarter a year ago, primarily due to a $4.4 million increase in costs associated with increased revenue from Fioptics, audio conferencing and VoIP. Operating taxes increased $0.8 million primarily due to higher regulatory rates and higher franchise taxes related to higher Fioptics revenue. These increases were partially offset by lower payroll, contractor and rent expense of $2.5 million as a result of cost reduction initiatives. Cost of services and products for the first nine months of 2012 was $211.5 million, up $9.3 million, or 5%, compared to the prior year. For the same reasons referenced above, this increase was driven by an $11.8 million increase in costs associated with increased revenue and a $3.3 million increase in operating taxes. These increases were partially offset by lower payroll, contractor and rent expense of $5.2 million as a result of cost reduction initiatives. A combined decrease in operating facilities expenses and software development costs of $0.6 million also offset the increases noted above.
SG&A expenses were $32.8 million in the third quarter of 2012, up $1.2 million, or 4%, compared to the same period last year. The increase is primarily due to higher bad debt expense of $1.1 million and an increase in payroll costs of $0.5 million. Payroll costs increased in the third quarter of 2012 on higher commissions and bonuses. These higher costs were partially offset by lower advertising costs, legal and consulting expenses, and contract services of $0.4 million. SG&A expenses were $94.0 million in the first nine months of 2012, $3.0 million lower than the first nine months of 2011. The decrease was driven by lower payroll, office supplies, advertising costs, legal and consulting expenses and contract services of $5.0 million arising from cost containment initiatives. Additionally, operating taxes decreased $0.6 million due to lower regulatory fees. These lower costs were partially offset by an increase in bad debt expense of $2.6 million compared to the first nine months of 2011.
Depreciation and amortization was $26.6 million in the third quarter 2012, an increase of $1.0 million compared to a year ago. For the first nine months of 2012, depreciation and amortization was $78.9 million, up $2.8 million compared to the same period in 2011. Assets placed in service in connection with expansion of our Fioptics network drove the higher depreciation in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Capital Expenditures
Capital expenditures are used to maintain the Company's wireline network, expand its Fioptics product suite, and upgrade its DSL network. Capital expenditures were $27.8 million for the third quarter of 2012, an increase of $0.7 million, or 3%, compared to the third quarter a year ago. Capital expenditures totaled $77.5 million for the first nine months of 2012, up $2.3 million, or 3%, from the same period a year ago. As of September 30, 2012, the Company is able to provide its Fioptics services to 184,000 home and business addresses.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Postpaid service	$42.7	$49.3	$(6.6)	(13)%		$134.1	$151.5	$(17.4)	(11)%
Prepaid service	12.3	13.0	(0.7)	(5)%		37.6	40.5	(2.9)	(7)%
Equipment and other	4.5	5.8	(1.3)	(22)%		13.3	17.2	(3.9)	(23)%
Total revenue	59.5	68.1	(8.6)	(13)%		185.0	209.2	(24.2)	(12)%
Operating costs and expenses:
Cost of services and products	27.8	34.2	(6.4)	(19)%		84.7	98.1	(13.4)	(14)%
Selling, general and administrative	11.0	14.3	(3.3)	(23)%		32.3	41.8	(9.5)	(23)%
Depreciation and amortization	8.1	8.0	0.1	1%		24.0	25.1	(1.1)	(4)%
Restructuring charges	—	—	—	n/m		0.5	—	0.5	n/m
Asset impairments	—	—	—	n/m		—	1.1	(1.1)	n/m
Total operating costs and expenses	46.9	56.5	(9.6)	(17)%		141.5	166.1	(24.6)	(15)%
Operating income	$12.6	$11.6	$1.0	9%		$43.5	$43.1	$0.4	1%
Operating margin	21.2%	17.0%		4.2	pts	23.5%	20.6%		2.9	pts
Capital expenditures	$4.2	$4.9	$(0.7)	(14)%		$12.4	$10.6	$1.8	17%
Metrics information:
Postpaid ARPU*	$51.34	$50.36	$0.98	2%		$51.23	$49.98	$1.25	3%
Prepaid ARPU*	$28.47	$28.48	$(0.01)	0%		$28.57	$28.57	$—	0%
Postpaid subscribers (in thousands)	270.7	322.2	(51.5)	(16)%
Prepaid subscribers (in thousands)	144.9	149.6	(4.7)	(3)%
Average postpaid churn	2.4%	2.1%		0.3	pts	2.3%	2.1%		0.2	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $42.7 million in the third quarter of 2012, a decrease of $6.6 million, or 13%, compared to the third quarter a year ago. Postpaid service revenue was $134.1 million in the first nine months of 2012, down $17.4 million, or 11%, from the prior year. The decrease in postpaid service revenue was primarily driven by a 16% decrease in subscribers. Strong competition for postpaid customers combined with our access to a limited selection of handsets has resulted in subscriber losses. Postpaid ARPU was $51.34 in the third quarter of 2012, a 2% increase from the third quarter 2011. A rate increase in 2012 and increased data usage are the primary factors related to higher postpaid ARPU compared to a year ago. Postpaid ARPU was $51.23 in the first nine months of 2012, a 3% increase from the first nine months of 2011, also due to the rate increase and increased data usage.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
The Company had 102,200 postpaid smartphone subscribers at September 30, 2012, down 400 from the same period a year ago. Data usage per subscriber continues to increase, and postpaid data ARPU for the first nine months of 2012 was $16.87, up 18%, compared to $14.30 in the corresponding prior year period. The data usage increase offset a 6% decrease in voice minutes of use per subscriber.
Prepaid service revenue was $12.3 million in the third quarter of 2012, a decrease of $0.7 million, or 5%, compared to the same period in 2011. For the first nine months of 2012, prepaid service revenue was $37.6 million, a 7% year-over-year decrease. Prepaid subscribers were 144,900 at September 30, 2012, down 3% from a year earlier. Competition for prepaid customers continues to be strong. The Company had 24,100 prepaid smartphone subscribers at September 30, 2012, up 7,300 or 43% from the same period a year ago. Higher data usage by prepaid smartphone users was largely offset by lower voice rates resulting in a flat prepaid ARPU compared to the third quarter last year.
Equipment and other revenue for the third quarter of 2012 was $4.5 million, down $1.3 million, or 22%, compared to the third quarter of 2011. For the first nine months of 2012, equipment and other revenue was $13.3 million, a decrease of $3.9 million, or 23%, compared to the same period of 2011. Equipment revenue decreased primarily due to fewer activations and upgrades.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Cost of services and products was $27.8 million in the third quarter of 2012, down $6.4 million compared to the prior year. Cost of services and products was $84.7 million in the first nine months of 2012, a decrease of $13.4 million, or 14%, compared to the same period in 2011. This decrease is partially attributable to lower roaming costs of $2.3 million and $3.8 million for the three and nine months ended September 30, 2012 compared to 2011. Roaming costs were lower due to renegotiated rates and cost containment efforts. Network costs decreased $0.9 million and $1.9 million for the three and nine months, respectively, due to lower network access expenses and negotiated contract reductions resulting from a reduced subscriber base. Contract services and other costs of providing service decreased $0.6 million and $2.5 million for the three and nine month periods ended September 30, 2012, respectively, as a result of continued cost reduction initiatives. Lower handset sales primarily drove the $2.5 million and $5.2 million decrease in cost of goods sold and subsidy costs for the three and nine month periods ended September 30, 2012, respectively.
SG&A expenses were $11.0 million in the third quarter of 2012, representing a decrease of $3.3 million compared to the same period of 2011. For the first nine months of 2012, SG&A expenses were $32.3 million, down $9.5 million, or 23%, from the first nine months of 2011. The closing of retail stores and associated headcount reductions in the first quarter resulted in lower payroll costs of $0.9 million and $2.3 million for the three and nine months ended September 30, 2012 compared to 2011. Bad debt expense decreased $0.9 million and $2.1 million for the three and nine months ended September 30, 2012 compared to 2011. Additionally, efforts to contain costs resulted in decreased promotional expenses, contract services, legal costs and consulting expenses of $1.0 million and $3.1 million for the three and nine months ended September 30, 2012 compared to 2011.
Depreciation and amortization was $8.1 million in the third quarter of 2012, an increase of $0.1 million compared to the third quarter a year earlier. For the first nine months of 2012, depreciation and amortization was $24.0 million, down $1.1 million, or 4%, from the prior year. The decrease in depreciation expense was primarily related to the closing of three retail stores in the first quarter of 2012.
Restructuring charges for the nine months ended September 30, 2012, were $0.5 million. These charges represent costs associated with lease abandonments for the closing of retail stores in the first quarter of 2012. No such costs were incurred in the first nine months of 2011.
In the first nine months of 2011, Wireless recognized asset impairment losses of $1.1 million related to the write-off of capital projects that were abandoned. No such impairment losses were recognized in the first nine months of 2012.
Capital Expenditures
Capital expenditures were $4.2 million in the third quarter of 2012, a decrease of $0.7 million compared to the third quarter of 2011 primarily related to the timing of capital projects. For the first nine months of 2012, capital expenditures were $12.4 million, up $1.8 million, compared to the same period of 2011. The higher capital expenditures supported the continued upgrade of our network platforms for increased data usage.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provides enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue	$56.7	$47.1	$9.6	20%		$163.3	$135.6	$27.7	20%
Operating costs and expenses:
Cost of services	20.0	15.8	4.2	27%		55.1	43.9	11.2	26%
Selling, general and administrative	7.1	6.8	0.3	4%		21.2	17.4	3.8	22%
Depreciation and amortization	18.3	13.2	5.1	39%		50.9	38.2	12.7	33%
Restructuring charges	—	—	—	n/m		0.5	—	0.5	n/m
Gain on sale of assets	(0.2)	—	(0.2)	n/m		(0.2)	—	(0.2)	n/m
Asset impairments	0.3	—	0.3	n/m		13.3	—	13.3	n/m
Total operating costs and expenses	45.5	35.8	9.7	27%		140.8	99.5	41.3	42%
Operating income	$11.2	$11.3	$(0.1)	(1)%		$22.5	$36.1	$(13.6)	(38)%
Operating margin	19.8%	24.0%		(4.2)	pts	13.8%	26.6%		(12.8)	pts
Capital expenditures	$41.6	$41.0	$0.6	1%		$146.4	$77.2	$69.2	90%
Metrics information:
Data center capacity (in square feet)	896,000	736,000	160,000	22%
Utilization rate*	78%	86%		(8)	pts

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billed to the customer.

Revenue
Data center revenue consists of recurring colocation rents and nonrecurring service revenue for installation of customer equipment. Data center revenue was $56.7 million in the third quarter of 2012, an increase of $9.6 million, or 20%, compared to the same period last year. For the first nine months of 2012, data center revenue was $163.3 million, up $27.7 million, or 20%, compared to the first nine months of 2011. Revenue increased on sales of space, power, and related colocation products to new and existing customers.
Our data center capacity increased to 896,000 square feet at September 30, 2012, up 22% from a year earlier. At September 30, 2012, the utilization rate of the Company's data center facilities was 78%, down 8 percentage points from the third quarter of 2011, as the construction of 95,000 square feet of additional space was completed in the third quarter in Dallas, San Antonio and Houston. The amount of space contractually committed increased 65,000 square feet, or 10%, compared to the end of the third quarter of 2011.
Costs and Expenses
Cost of services was $20.0 million in the third quarter of 2012 compared to $15.8 million in the third quarter a year ago, up $4.2 million. The increase was driven by higher power costs, contract services, rent expenses, property taxes and payroll expenses associated with the expansion of our data center facilities and growth in revenues. Cost of services was $55.1 million for the first nine months of 2012, an increase of $11.2 million, or 26%, compared to the first nine months of 2011. The same factors cited above drove the higher cost of services for the nine month period.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation, continued
SG&A expenses were $7.1 million in the third quarter of 2012, an increase of $0.3 million compared to the corresponding quarter in 2011. For the first nine months of 2012, SG&A expenses were $21.2 million, up $3.8 million from the same period of 2011. The increases were driven by higher payroll expenses, amortization of non-employee commissions, legal fees and marketing expenses. Payroll costs increased as a result of increased headcount in 2012 as compared to 2011. Legal fees and marketing expenses increased in 2012 due to costs incurred to expand into new data centers and markets. The increase in non-employee commissions is associated with greater use of third-party brokers to source new customer contracts.
Depreciation and amortization expense was $18.3 million in the third quarter of 2012, an increase of $5.1 million as compared to the third quarter of 2011. Depreciation and amortization for the first nine months of 2012 was $50.9 million compared to $38.2 million in the prior year, a year-over-year increase of $12.7 million. This increase was due to new data center facilities placed in service.
In the three and nine months ended September 30, 2012, asset impairment losses of $0.3 million and $13.3 million were recognized on customer relationship intangibles and other long-lived assets primarily associated with the GramTel acquisition. No such charges were recorded in 2011.
Capital Expenditures
Capital expenditures were $41.6 million in the third quarter of 2012, an increase from $41.0 million in the third quarter of 2011. For the nine months ended September 30, 2012, capital expenditures were $146.4 million, up $69.2 million compared to the prior year. The Company added 95,000 square feet of data center space during the third quarter of 2012, resulting in data center capacity of 896,000 square feet at the end of the third quarter. CyrusOne sold 11,000 square feet of space in the third quarter. Expansions of existing data centers are ongoing in a number of markets.
CyrusOne intends to continue to pursue additional customers and growth in its data center business, and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside of its traditional operating territories to support this growth.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	% Change		2012	2011	Change	% Change
Revenue:
Telecom and IT equipment distribution	$49.5	$54.3	$(4.8)	(9)%		$145.0	$156.1	$(11.1)	(7)%
Managed and professional services	28.8	24.6	4.2	17%		83.8	68.8	15.0	22%
Total revenue	78.3	78.9	(0.6)	(1)%		228.8	224.9	3.9	2%
Operating costs and expenses:
Cost of services and products	61.3	63.0	(1.7)	(3)%		183.3	180.6	2.7	1%
Selling, general and administrative	10.8	9.7	1.1	11%		32.0	29.0	3.0	10%
Depreciation and amortization	2.4	2.2	0.2	9%		6.3	6.6	(0.3)	(5)%
Total operating costs and expenses	74.5	74.9	(0.4)	(1)%		221.6	216.2	5.4	2%
Operating income	$3.8	$4.0	$(0.2)	(5)%		$7.2	$8.7	$(1.5)	(17)%
Operating margin	4.9%	5.1%		(0.2)	pts	3.1%	3.9%		(0.8)	pts
Capital expenditures	$1.9	$1.5	$0.4	27%		$6.6	$4.0	$2.6	65%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $49.5 million in the third quarter of 2012, a decrease of $4.8 million, or 9%, compared to the same period in 2011. For the first nine months of 2012, telecom and IT equipment distribution revenue was $145.0 million, compared to $156.1 million in 2011, down $11.1 million, or 7%. The decrease reflects lower equipment sales arising from lower capital spending by business customers. These customer purchases generally represent large capital purchases that are, to some extent, discretionary and cyclical.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as long-term and short-term IT outsourcing and consulting engagements. In the three months ended September 30, 2012, managed and professional services revenue was $28.8 million, an increase of $4.2 million, or 17%, from a year ago. Revenue from managed and professional services was $83.8 million for the first nine months of 2012, up $15.0 million, or 22%, from the same period in 2011. For both the three and nine months ended September 30, 2012, approximately $1.3 million of nonrecurring revenue was recognized on projects which were completed in prior periods. The remainder of the increase for the first nine months of 2012 compared to the same period in 2011 was mostly driven by increased staff augmentation and higher sales to one of the Company's largest customers.
Costs and Expenses
Cost of services and products was $61.3 million in the third quarter of 2012, a decrease of $1.7 million compared to the same period in 2011. This decrease was primarily due to the decrease in cost of products resulting from the lower telecom and IT equipment revenue. This decrease was offset by an increase in contract services and other costs to support higher managed and professional services revenue. Year-to-date cost of services and products was $183.3 million, up $2.7 million, or 1%, from the prior year. This increase was primarily due to increased managed and professional services revenue that resulted in an increase in payroll costs, contract services and other costs. This increase was partially offset by a decrease in cost of products sold due to lower telecom and IT equipment sales in the first nine months of 2012 as compared to 2011.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
SG&A expenses were $10.8 million in the third quarter of 2012, an increase of $1.1 million compared to the third quarter of 2011. For the first nine months of 2012, SG&A expenses were $32.0 million, up $3.0 million from the prior year. In 2012, following the operational separation of our Data Center business, more payroll costs were incurred by the IT Services and Hardware segment to support its operations.
For the three and nine months ended September 30, 2012, depreciation expense increased $0.2 million and decreased $0.3 million, respectively, compared to 2011.
Capital Expenditures
Capital expenditures were $1.9 million in the third quarter of 2012 compared to $1.5 million in the prior year. For the first nine months of 2012, capital expenditures were $6.6 million, an increase of $2.6 million from the same period of 2011. Capital expenditures were higher in 2012 due to equipment purchases associated with managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2012, the Company had $2,575.2 million of outstanding indebtedness and an accumulated deficit of $3,199.0 million. The Company incurred a significant amount of indebtedness and accumulated deficit from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $155.0 million and $198.5 million of cash flows from operations during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had $248.1 million of short-term liquidity, comprised of $7.7 million of cash and cash equivalents, $210.0 million of undrawn capacity on the Corporate credit facility, and $30.4 million of unused capacity on the Receivables Facility.
The Company’s primary uses of cash are interest payments on debt obligations, capital expenditures, and working capital. CyrusOne continues to pursue growth in its data center business and is prepared to commit additional resources, including resources for capital expenditures, acquisitions and working capital, both within and outside its traditional operating territory, to support this growth. The Company believes that its cash on hand, operating cash flows, and credit facilities will be sufficient to fund its primary uses of cash. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations as they mature. However, such refinancing may result in higher interest costs in future periods.
Cash Flows
For the nine months ended September 30, 2012, cash provided by operating activities totaled $155.0 million, a decrease of $43.5 million compared to the $198.5 million of cash provided by operating activities during the same period in 2011. The cash provided by operating activities decreased primarily as a result of increased pension and postretirement payments and increased working capital requirements.
Cash flow used in investing activities was $252.7 million for the nine months ended September 30, 2012 compared to $157.5 million for the nine months ended September 30, 2011. Capital expenditures were higher for the nine months ended September 30, 2012, due primarily to the expansion of data center operations. In the first nine months of 2012, we deposited $11.1 million of cash into a restricted account and released $0.7 million from this account to fund construction for a new data center in Houston, Texas. In the nine months ended September 2012 the sale of assets provided $0.6 million cash. In 2011, the sale of substantially all of the home security monitoring business assets provided cash of $9.8 million.
Cash flow provided by financing activities was $31.7 million for the nine months ended September 30, 2012, compared to cash used in financing activities of $27.6 million for the same period in 2011. Borrowing under the Corporate Receivables facility was $43.6 million higher in the nine months ended September 30, 2012 compared to the same period in 2011. Cash proceeds from exercise of stock options and warrants was $8.0 million higher for the nine months ended September 30, 2012, compared to the same period in 2011. Cash was used to pay $7.8 million of preferred stock dividends in both periods. Cash was also used to make debt repayments of $11.3 million and $9.0 million, respectively, during the nine months ended September 30, 2012 and 2011.

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

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended September 30, 2012:

Form 10-Q Part I	Cincinnati Bell Inc.

(dollars in millions)
Consolidated Total Leverage Ratio as of September 30, 2012	5.08
Maximum ratio permitted for compliance	6.00
Consolidated Funded Indebtedness additional availability	$473.4
Consolidated EBITDA clearance over compliance threshold	$78.9

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility. Also, the Company’s ability to make Restricted Payments (as defined in the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of September 30, 2012, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, with additional availability of Adjusted Senior Debt of approximately $25 million.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. Prior to 2011, the Company repurchased and retired shares with a total cost of $10.0 million. In late 2011, the Company purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. During the nine months ended September 30, 2012, the Company cash settled $0.3 million of these repurchases and retired the remaining 0.1 million shares. As of September 30, 2012, the Company has the authority to repurchase $129.2 million of its common stock. The Company may repurchase shares when management believes the share price offers an attractive value, and to the extent its available cash is not needed for data center growth and other opportunities.
Regulatory Matters
In late 2011 and early 2012, the Federal Communications Commission (“FCC”) adopted comprehensive reforms to the high cost support and low income universal service fund (“USF”) programs and the intercarrier compensation (“ICC”) system. The USF reforms are intended to transform the USF from its historical mission of supporting only phone service to the new Connect America Fund (“CAF”) that will also support expanded broadband coverage. The ICC reforms are designed to phase out the current system of switched access charges and reciprocal compensation in which carriers charge other carriers for the use of their facilities for originating and terminating traffic. The end point of the ICC reforms will be a bill and keep system in which intercarrier charges are eliminated and carriers recover all of their costs from their end users. Numerous appeals of the high cost USF and ICC reforms have been filed with the courts and consolidated into one case that will be heard by the tenth District Court of Appeals. The order has not been stayed by the court and implementation of these reforms is proceeding. The first phase of rate reductions was effective July 1, 2012, and future reductions are scheduled for July 1 of each year through 2018. The impact on the Company in 2012 is not expected to be significant.
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
On August 8, 2012, the Company filed an initial Registration Statement on Form S-11 to register the common shares of CyrusOne Inc. for a future initial public offering. In connection with the proposed initial public offering, the Company will contribute to CyrusOne LP, 100% of our interest in the properties that comprise our data center business, and substantially all other non-cash assets used in our data center colocation segment. In exchange for this contribution, CyrusOne LP will issue operating partnership units to the Company and assume substantially all of our data center liabilities. Cincinnati Bell Inc. will be a limited partner in CyrusOne LP while a wholly-owned subsidiary of CyrusOne Inc. will be the general partner. In connection with the proposed initial public offering, we expect each of CyrusOne Inc. and CyrusOne Foreign Holdings LLC to be released from its guarantees of our 8  3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, 8 1/4% Senior Notes due 2017 and 7% Senior Notes due 2015. Upon completion of the proposed initial public offering, the Company will derecognize the data center assets and liabilities contributed to CyrusOne LP and record the operating partnership units received from CyrusOne LP. On October 5, 2012, we filed Amendment No. 1 to Form S-11.
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
In the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and long-lived assets primarily associated with the GramTel acquisition. We performed step one of the impairment tests utilizing cash flow projections from our most recent long-term business plan and other updated assumptions. The results indicated that an impairment loss may exist for each of these asset groups. Management engaged a third-party valuation specialist to assist with the Company's estimation of the fair value of these assets. During the second quarter of 2012, a preliminary estimate of the impairment loss of $13.0 million was recognized in the statement of operations and the Data Center Colocation segment.
During the third quarter of 2012, management completed its valuation process and recognized additional impairment losses of $0.3 million. Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and included estimates of future expenses, capital expenditures

Form 10-Q Part I	Cincinnati Bell Inc.

and an appropriate discount rate. Management estimated the fair value of the customer relationship intangible to be $2.8 million, resulting in an asset impairment of $1.5 million. The fair value of other long-lived assets, primarily leasehold improvements, was estimated at $2.4 million, resulting in an impairment loss of $11.8 million. Both fair value estimates are deemed Level 3 measurements within the fair value hierarchy due to the significance of unobservable inputs utilized in these measurements. For the nine months ended September 30, 2012, $13.3 million of impairment losses were recognized in the Statement of Operations and the Data Center Colocation segment.
In the nine months ended September 30, 2011, asset impairment losses were $1.6 million. Certain capital projects in our Wireless segment were canceled or abandoned resulting in an asset impairment loss of $1.1 million. In addition, certain properties held for sale were written down to their estimated fair values, resulting in an impairment loss of $0.5 million in our Wireline segment. The fair value of these properties was estimated based upon a purchase offer submitted for one of the properties.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of the Company's market risks. There are no material changes for the period ending September 30, 2012.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2012 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending September 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended September 30, 2012, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended September 30, 2012.

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
(10.1)
Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of October 1, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 5, 2012, File No. 1-8519).

(10.2)
Second Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 1, 2012, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer
and sole member of Cincinnati Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report October 5, 2012, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	October 29, 2012	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	October 29, 2012	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer