Form 10-K
period 2012-12-31
CINCINNATI BELL INC
filed 2013-02-28
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.7 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2013, there were 202,678,684 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
General
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") is a full-service regional provider of data and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. We provide telecommunications service to businesses and consumers in the Greater Cincinnati and Dayton, Ohio areas primarily on our owned wireline and wireless networks with a well-regarded brand name and reputation for service.
As of December 31, 2012, we were also a full service provider of data center colocation services in the United States, London and Singapore. On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
The Company is an Ohio corporation, incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act of 1934 (the "Exchange Act"). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
As of December 31, 2012, the Company operated in four segments: Wireline, Wireless, IT Services and Hardware, and Data Center Colocation.
Wireline
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol ("VoIP"), and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using digital subscriber line ("DSL") technology and over fiber using its gigabit passive optical network ("GPON"). Data services also provide data transport for businesses, including local area network ("LAN") services, dedicated network access, and metro ethernet and dense wavelength division multiplexing ("DWDM")/optical wave data transport, which principally are used to transport large amounts of data over private networks. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for the approximate 25-mile radius around Cincinnati, Ohio which includes parts of northern Kentucky and southeastern Indiana. CBT has operated this ILEC territory for approximately 140 years, and approximately 95% of Wireline voice and data revenue for 2012 was generated within this ILEC territory. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching ("MPLS"), a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television media through our Fioptics product suite, which covers approximately 26% of Greater Cincinnati, and DirecTV® commissioning over the Company’s entire operating area. Other services primarily include inside wire installation for business enterprises and rental revenue.
The Company has expanded its voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. CBET provides voice and data services on either its own network or through purchasing unbundled network elements ("UNE-L" or "loops") from various incumbent local carriers. The ILEC and CLEC territories are linked through a Synchronous Optical Fiber Network ("SONET"), which provides route diversity between the two territories via two separate paths.

Form 10-K Part I	Cincinnati Bell Inc.

Voice services
The Wireline segment provides voice services over a digital circuit switch-based network to end users via access lines. In recent years, the Company’s voice access lines have decreased as its customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), have migrated to competitors, including cable companies that offer VoIP solutions, or have been disconnected due to credit problems. The Wireline segment had 573,900 voice access lines in service on December 31, 2012, which is an 8% and 15% reduction in comparison to 621,300 and 674,100 access lines in service at December 31, 2011 and 2010, respectively.
In order to minimize access line losses and to provide greater value to its customers, the Company provides bundled offerings that enable customers to bundle two or more of the Company’s services, such as high-speed internet and a phone line, at a lower price than if the services were purchased individually. The Company has approximately 389,000 residential customers in Greater Cincinnati and Dayton, Ohio, 53% of which bundle two or more Company products and 18% of which bundle three or more Company products.
The Wireline segment has been able to partially offset the effect of access line losses on revenue in recent years by:
(1) increasing high-speed internet penetration, particularly with its Fioptics service;
(2) increasing entertainment revenue with more Fioptics fiber-to-the-home and internet protocol television ("IPTV")
subscribers; and
(3) increasing the sale of audio conferencing, VoIP services and other fiber-based products to its enterprise-class customers.
Data
Data revenue consists of data transport, DSL high-speed internet access, Fioptics high-speed internet access, and LAN interconnection services. The Company’s wireline network includes the use of fiber optic cable, with SONET rings linking Cincinnati’s downtown with other area business centers. These SONET rings offer increased reliability and redundancy to CBT’s major business customers. CBT has an extensive business-oriented data network, including connection to approximately 3,600 buildings and towers throughout Greater Cincinnati, that offers high-speed and high capacity data transmission services over an interlaced ATM — Gig-E backbone network.
The Company had 202,600, 218,000, and 228,900 DSL high-speed internet subscribers at December 31, 2012, 2011, and 2010, respectively. In addition, the Company also had 56,800, 39,300, and 27,200 Fioptics high-speed internet customers at December 31, 2012, 2011, and 2010, respectively. The Company was able to provide DSL high-speed internet service to 96% of its ILEC territory and its fiber-based Fioptics high-speed internet to approximately 24% of its ILEC territory as of the end of 2012.
Long distance and VoIP services
The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries. These entities provide long distance and audio conferencing services to business and residential customers in the Greater Cincinnati and Dayton, Ohio areas as well as VoIP and other broadband services, including private line and MPLS, within and beyond its traditional territory to business customers. Residential customers can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. At December 31, 2012, CBAD had approximately 417,900 long distance subscribers, compared to 447,400 and 482,800 long distance subscribers at December 31, 2011 and 2010, respectively. The decrease in long distance subscribers from 2011 was primarily driven by an 8% decline in residential subscribers, consistent with the CBT access line loss.
VoIP services are provided to business customers in the Company’s traditional Greater Cincinnati and Dayton, Ohio operating territory and, to a lesser extent, to businesses outside of this area, primarily in Ohio, Indiana, Illinois, and Kentucky. The Company believes its VoIP operations will expand in Greater Cincinnati and Dayton, Ohio as business customers continue to look for alternatives to traditional ILEC-based operations and as the VoIP technology continues to improve. VoIP access line equivalents in Greater Cincinnati and Dayton totaled 20,400 at December 31, 2012 compared to 18,500 access line equivalents at December 31, 2011.

Form 10-K Part I	Cincinnati Bell Inc.

Entertainment
The Company’s improvement of its wireline network over the last several years has included capital expenditures of approximately $50 million annually for fiber optic cable in limited areas. The large bandwidth of fiber optic cable allows the Company to provide customers with its Fioptics product suite of services, which include entertainment, high-speed internet and voice services, in areas in which fiber optic cable is laid. In 2011, the Company launched its IPTV platform. This technology generally involves fiber facilities to the neighborhood node, and then copper-based facilities for the "last mile" to the consumer household. Because Fioptics IPTV can make use of both fiber and existing copper network facilities, the average capital costs of passing households using IP-copper technology were about 60% of those using fiber-to-the-home technology. The Company first focused its fiber network expenditures on densely populated areas, such as apartments and condominium complexes as well as business office parks. As of December 31, 2012, the Fioptics product passes 205,000 entertainment eligible units and had 55,100 entertainment subscribers.
The success of the fiber investment is based in large part on the ability to attract a high percentage of customers that are passed with the fiber. The Company’s total penetration rate is approximately 28% of the total units that have been passed with the Fioptics network.
Fioptics offers the following as of December 31, 2012:

•	395 entertainment channels, including digital music, local, movie, and sports programming, as well as Indian and Spanish-language packages;

•	105 high-definition channels;

•	Parental controls, HD DVR and Video-on-Demand;

•	High-speed internet from 10 mbps to 100 mbps; and

•	Local voice and long distance services.
In addition to providing entertainment through Fioptics to approximately 26% of Greater Cincinnati, the Company also is an authorized sales agent and offers DirecTV® satellite programming to customers in substantially all of its operating territory through its retail distribution outlets. The Company does not deliver satellite television services. Instead, DirecTV® pays the Company a commission for each subscriber and offers a bundle price discount directly to the Cincinnati Bell customers subscribing to its satellite television service. At December 31, 2012, 2011, and 2010, the Company had 36,300, 39,300, and 36,900 customers, respectively, that were subscribers to DirecTV®.
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
In August 2011, the Company sold substantially all of the assets associated with its home security monitoring business, Cincinnati Bell Complete Protection Inc. ("CBCP"). CBCP provided surveillance hardware and monitoring services to residential and business customers in the Greater Cincinnati area.
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

Form 10-K Part I	Cincinnati Bell Inc.

The Company’s customers are also able to place and receive wireless calls nationally and internationally due to roaming agreements that the Company has with other carriers. The Company’s digital wireless network utilizes approximately 463 cell sites in its operating territory. The Company’s digital wireless network also utilizes 50 MHz of licensed wireless spectrum in the Cincinnati area and 40 MHz of licensed spectrum in the Dayton area. The Company owns the licenses for the spectrum that it uses in its network operations. As of December 31, 2012, the Wireless segment served approximately 397,800 subscribers, of which 251,300 were postpaid subscribers who are billed monthly in arrears and 146,500 were prepaid i-wirelessSM subscribers who purchase service in advance.
The Wireless segment competes against all of the national wireless carriers by offering strong network quality, unique rate plans, which may be bundled with the Company’s wireline services, and conveniently located retail outlets. The Company’s unique rate plans and products include a smartphone family plan, an unlimited everyday calling plan to any Cincinnati Bell local voice, wireless or business customer and shared data plans. In addition, the Company also offers several family voice service plans, which allows the first subscriber to get a wireless voice service plan at the regular price and then each additional family member can be added at a lower price.
In 2011, the Company began to upgrade its network to 4G ("fourth generation") using HSPA+ technologies in response to the increasing need for customers to access large quantities of data through the wireless network, such as for streaming video and gaming applications. We continue to make upgrades to our network largely through software enhancements and additional fiber optic cable installations. National wireless providers Verizon and AT&T have already deployed more technologically advanced 4G LTE networks in our operating territory, and both T-Mobile and Sprint Nextel are expected to begin offering LTE service in our operating territory in 2013.  The LTE technology provides higher-speed data transmission and capacity which is attractive to smartphone users. Our limited handset offerings are also a factor in our ability to attract and retain customers.  Although we believe our handsets are technologically equivalent to those being offered by the national carriers, we do not carry the premium brand-name handsets, such as the iPhoneTM, which are very popular with smartphone users. As a result, the Company's wireless subscribers and annual revenue both decreased by 13% in 2012 compared to 2011. We anticipate that the wireless segment will continue to lose subscribers into the foreseeable future as it continues to operate in a challenging and competitive environment.
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
Prepaid i-wirelessSM subscribers pay in advance for use with pay per minute, pay by day, pay by week, or pay by month rate plans. Weekly and monthly smartphone plans are also available for prepaid i-wirelessSM subscribers. In 2011, CBW began offering prepaid service plans utilizing lifeline subsidies from Ohio and Kentucky, which are discounted versions of our standard prepaid service plans to certain customers who receive government assistance. As of December 31, 2012 and 2011, CBW had approximately 38,000 and 18,000 lifeline subscribers, respectively.
A variety of data plans are also available as bolt-ons to voice rate plans for both postpaid and prepaid subscribers. The Company has focused its efforts for the past several years on increasing its subscribers that use smartphones, which are able to browse the internet and use high-speed data services and high-level operating platforms. These smartphones require that subscribers purchase data plans, and, as a result, the Company’s 2012 data plan revenue per postpaid subscriber has increased by 18% compared to 2011. Smartphone prepaid and postpaid subscribers have increased from 125,000 at December 31, 2011 to 127,000 at December 31, 2012, and represent 32% of total subscribers at the end of 2012. Data offerings provided by the Company include text and picture messaging, mobile broadband, multi-media offerings, and location-based services.
Revenue from other wireless service providers for use of the Company’s wireless networks to satisfy the roaming requirements of the carrier’s own subscribers and reciprocal compensation for other carriers’ subscribers who terminate calls on CBW’s network, accounted for less than 1% of total 2012 segment revenue.
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

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2012, 57% of postpaid customers were under contract. Sales take place at Company retail stores, on the Company’s website, via business sales representatives, and in independent distributors’ retail stores pursuant to agency agreements. CBW purchases handsets and accessories from a variety of manufacturers and maintains an inventory to support sales.
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
Telecom and IT equipment
The Company’s telecom and IT equipment distribution product line is a value-added equipment reseller operation. The Company maintains premium resale relationships with approximately eleven branded technology vendors, which allow it to competitively sell and install a wide array of telecommunications and computer equipment to meet the needs of its customers. This unit also manages the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Managed and Professional services
Managed services include products and services that combine assets, either customer-owned or owned by the Company, with management and monitoring from its network operations center, and skilled technical resources to provide a suite of offerings around voice and data infrastructure management. Service offerings include but are not limited to network management, electronic data storage management, disaster recovery, data security management, and telephony management. These services can be bundled and contracted in several ways, either as separate services around a specific product such as storage backups, or by combining multiple products, services, and assets into a utility or as a service model for enterprise customers.
Professional services include staff augmentation and professional IT consulting by highly technical, certified employees. These engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers a wide range of skilled IT professionals at competitive hourly rates.
Data Center Colocation
As of December 31, 2012, our Data Center Colocation segment was comprised of CyrusOne, a wholly-owned subsidiary. On January 24, 2013, we completed the IPO of CyrusOne. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. As such, after the IPO we will recognize income from our investment in CyrusOne LP on the equity method and dividend income from our investment in CyrusOne.

Form 10-K Part I	Cincinnati Bell Inc.

The following diagram depicts the ownership interest in CyrusOne upon completion of the IPO:

Public Stockholders
Directors, Executive Officers and Other Employees of CyrusOne
86.7% Common Stock
8.6% Common Stock
Cincinnati Bell Inc.
4.7% Common Stock
CyrusOne Inc. (the REIT)
100% Beneficial Ownership Interest
33.0% Limited Partnership Interest
66.0% Limited Partnership Interest
CyrusOne GP (sole general partner)
1.0% Beneficial Ownership Interest
CyrusOne Finance Corp. (co-issuer of the notes)
CyrusOne LP (operating partnership and co-issuer of the notes)
100%
Taxable REIT Subsidiary
100%
Operating and Development Properties

Form 10-K Part I	Cincinnati Bell Inc.

CyrusOne is an owner, operator and developer of enterprise-class, carrier-neutral data center properties. These data center properties are purpose-built facilities with redundant power, cooling and telecommunications systems and are not network-specific, enabling customer interconnectivity to a range of telecommunications carriers.
CyrusOne provides mission-critical data center facilities that protect and ensure the continued operation of information technology (“IT”) infrastructure for over 500 customers. CyrusOne's goal is to be the preferred global data center provider to the Fortune 1000. As of December 31, 2012, their customers included 9 of the Fortune 20 and 115 of the Fortune 1000 or private or foreign enterprises of an equivalent size.
CyrusOne cultivates long-term strategic relationships with its customers and provides them with solutions for their data center facilities and IT infrastructure challenges. Its offerings provide flexibility, reliability and security and are delivered through a tailored, customer service-focused platform that is designed to foster long-term relationships. The business focuses on attracting customers that have not historically outsourced their data center needs. CyrusOne believes its capabilities and reputation for serving the needs of large enterprises will allow it to capitalize on the growing demand for outsourced data center facilities in existing as well as new markets where its customers are located or plan to be located in the future.
As of December 31, 2012, CyrusOne's property portfolio included 24 operating data centers in ten distinct markets (Austin, Chicago, Cincinnati, Dallas, Houston, London, San Antonio, Phoenix, Singapore and South Bend), collectively providing approximately 932,000 colocation square feet ("CSF"). CSF represents the net rentable square feet at an operating data center facility that is currently leased or readily available for lease as colocation space, where customers locate their servers and other IT equipment. As of December 31, 2012, CyrusOne also had a data center under development in Houston and additional powered shell space in Phoenix that was under roof and in development. In addition, CyrusOne had approximately 140 acres of land available for future data center facility development. Its development properties and available acreage were selected based on extensive site selection criteria and the collective industry knowledge and experience of its management team. As a result, CyrusOne believes that the development portfolio contains properties that are located in markets with attractive supply and demand conditions and that possess suitable physical characteristics to support data center infrastructure.

CyrusOne's portfolio includes highly efficient, reliable facilities with advanced cooling capabilities and the security systems necessary to provide an environment suitable for some clients’ most vital technology infrastructure. In its newest facilities, CyrusOne takes a “Massively ModularSM” approach to site selection, design and construction such that it is able to deliver a range of power densities to its customers within a single facility. Its Massively ModularSM design principles allow it to efficiently stage construction on a large scale and deliver capacity in a timeframe that it believes is one of the best in the industry.
CyrusOne acquires or builds a large powered shell capable of scaling with customers’ power and colocation space needs. The powered shell can be acquired or constructed for a relatively inexpensive capital cost. Once the building shell is ready, CyrusOne can build individual data center halls in portions of the building space to meet the needs of customers on a modular basis. This modular data center hall construction can be completed in approximately 16 weeks to meet customers’ immediate needs. This short construction timeframe ensures a very high utilization of the assets and minimizes the time between capital investment and the receipt of customer revenue, favorably impacting return on investment while also translating into lower costs for customers. CyrusOne's design principles also allow it to add incremental equipment to increase power densities as customers’ power needs increase, which provides customers with a significant amount of flexibility to manage their IT demands. CyrusOne believes this Massively ModularSM approach allows it to respond to rapidly evolving customer needs, to commit capital toward the highest return projects and to develop state-of-the-art data center facilities.
CyrusOne's expansion strategy focuses on developing new data centers in markets where its customers are located and in markets where its customers want to be located. It regularly meets with its customers to understand their business strategies and potential data center needs. It also conducts extensive analysis to ensure an identified market displays strong data center fundamentals, independent of the demand presented by any particular customer. CyrusOne believes that this approach significantly reduces the risk associated with expansion into new markets because it provides strong visibility into its anticipated cash flow and helps to ensure targeted returns on new developments. Its strategy for entering a new market will vary based on in-place real estate and data center infrastructure and could include greenfield construction projects as well as acquisitions.
Sales and Distribution Channels
The Company’s Wireline and Wireless segments utilize a number of distribution channels to acquire customers. As of December 31, 2012, the Company operated ten retail stores in its operating territory.

Form 10-K Part I	Cincinnati Bell Inc.

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
Aside from Company resources, there are approximately 140 third-party agent locations that sell Wireline and Wireless products and services at their retail locations. The Company supports these agents with discounted prices for wireless handsets and other equipment and commission structures. The Company also sells wireline and wireless capacity on a wholesale basis to independent companies, including competitors that resell these services to end-users.
IT Services and Hardware primarily sells to customers through its business-to-business sales force. Sales representatives develop customer leads through existing relationships with IT leaders of businesses, referrals from existing customers, and IT hardware vendors.
Our former Data Center Colocation segment also sold to customers primarily through its internal sales force. To a lesser extent, leads were also developed from third-party brokers and marketing sources, including web-based efforts.
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
The Company maintains facilities and operations for storing cable, handsets and other equipment, product distribution and customer fulfillment. Wireless also has long-term lease commitments on towers used in its wireless network operations.
In addition, Wireline has long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations, and maintenance services. Similar to the purchase of materials, competitive bids are obtained for such vendors and are subject to a rigorous evaluation and approval process.
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
Our former Data Center Colocation business primarily purchased general contracting services, building materials, and infrastructure components to construct data center facilities, such as generators, computer room air conditioner ("CRAC") cooling units, power distribution units, wiring, and environment monitoring equipment. CyrusOne partnered with local contractors and building suppliers and works closely with them as the data center construction progresses. Electricity is a large cost of operating a data center, and is generally purchased from the local utility.
Competition
The telecommunications industry is very competitive, and the Company competes against larger and better-funded national providers. The Company has lost, and will likely continue to lose, access lines and wireless subscribers as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s services.
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

Form 10-K Part I	Cincinnati Bell Inc.

Cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, the Company’s access lines decreased by 8% and long distance subscribers decreased by 7% in 2012 compared to 2011. In addition, the high-speed internet market is saturated in the Company’s operating area, and competition will continue to be fierce for market share against competitors and alternative services.
The Wireless segment's operating territory is well saturated with competitors, including Verizon, AT&T, Sprint Nextel, T-Mobile, Leap, and TracFone. Many of these competitors offer more advanced networks and brand-name handsets which are not available to us and are a factor in attracting and retaining customers. All of our competitors are larger and have more resources to devote to advertising and promotional pricing to attract new customers.
The IT Services and Hardware segment competes against numerous other information technology consulting, web-hosting, and computer system integration companies, many of which are large in scope and well-financed. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these businesses to compete successfully in the market.
Our former Data Center Colocation segment competed with numerous developers, owners and operators of technology-related real estate and data centers, many of which own similar properties in the same markets, as well as various other public and privately-held companies that may provide data center colocation as part of a more expansive managed services offering, and local developers. In addition, competition may be faced from new entrants into the data center market.
Customers
Over the past five years, revenues from data center colocation services, business data transport and wireline entertainment has continued to grow, while revenue from the Company’s legacy products, such as wireline residential voice service and wireless voice services, have decreased. The Company’s revenue portfolio is becoming more diversified than in the past, as the following comparison between 2012 revenue and 2007 revenue demonstrates.

Percentage of revenue	2012	2007	Change
Wireline local voice	17%	31%	(14)	pts
Wireless	16%	21%	(5)
Data Center Colocation	15%	2%	13
IT Services and Hardware	21%	17%	4
Wireline data	20%	19%	1
Wireline entertainment	2%	0%	2
Other Wireline, including long distance	9%	10%	(1)
Total	100%	100%
The mix of customer demand for Wireless services is trending toward more data services and less voice services. For 2007, Wireless service revenues were comprised of 84% voice services and 16% data services. In 2012, revenue from data services were 36% of total Wireless service revenues, a 20 point increase from 2007.
Additionally, the Company’s mix of business and residential customers is changing, as many of the Company’s growth products, such as data center services and data transport services, are geared primarily toward business customers. In 2012, the Company’s revenue mix was 68% to business customers and 32% to residential customers. By comparison, the Company’s 2007 revenues were comprised of 57% to business customers and 43% to residential customers.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2012 and 2011.
As noted in the Data Center Colocation section above, our data center colocation marketing efforts were focused toward large enterprise customers. At December 31, 2012, CyrusOne had over 100 customers that are Fortune 1000 or comparably sized international and privately-held companies.

Form 10-K Part I	Cincinnati Bell Inc.

We expect our mix of revenues to change in 2013. Effective with the completion of the IPO of CyrusOne, we will no longer recognize data center colocation revenue in our consolidated financial statements. Rather, we will recognize income from our investment in CyrusOne LP on the equity method and dividend income from our investment in CyrusOne.
Employees
At December 31, 2012, the Company had approximately 3,100 employees, and approximately 24% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. This agreement expires on August 9, 2014.
Executive Officers
Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2012, 2011, and 2010, and assets as of December 31, 2012, 2011, and 2010, are set forth in Note 15 to the Consolidated Financial Statements.

Item 1A. Risk Factors

Risks Related to our Indebtedness
The Company’s substantial debt could limit its ability to fund operations, raise additional capital, and have a material adverse effect on its ability to fulfill its obligations and on its businesses and prospects generally.
The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2012, the Company and its subsidiaries had outstanding indebtedness of $2,689.4 million, on which it incurred $218.9 million of interest expense in 2012, and had total shareowners’ deficit of $698.2 million. In addition, at December 31, 2012, the Company and its subsidiaries had the ability to borrow additional amounts of $200.0 million under the Corporate revolving credit facility, $225.0 million under the CyrusOne revolving credit facility, and $32.3 million under its accounts receivable facility, subject to compliance with certain conditions. As of January 24, 2013, the Company completed the IPO of CyrusOne. As a result, it no longer has access to the CyrusOne revolving credit facility. The Company may incur additional debt from time to time, subject to the restrictions contained in its credit facilities and other debt instruments.
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

•
the Company’s interest rate on its revolving credit facilities depends on the level of the Company’s specified financial ratios, and therefore could increase if the Company’s specified financial ratios require a higher rate;

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
The Company depends on its revolving credit and accounts receivable facilities to provide for its financing requirements in excess of amounts generated by operations.
The Company depends on its revolving credit facility ("Corporate Credit Agreement") and accounts receivable securitization facility ("Receivables Facility") to provide for temporary financing requirements in excess of amounts generated by operations.
As of December 31, 2012, the Company had no outstanding borrowings or letters of credit under its Corporate Credit Agreement or CyrusOne Credit Agreement, leaving $425.0 million in additional borrowing availability under these facilities. With the completion of the CyrusOne IPO on January 24, 2013, the Company no longer has access to the CyrusOne Credit Agreement, reducing its borrowing capacity by the $225 million CyrusOne facility. The $200 million Corporate Credit Agreement is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

Form 10-K Part I	Cincinnati Bell Inc.

The original revolving commitments under the Corporate Credit Agreement will be permanently reduced by the lesser of (i) the amount of net cash proceeds from the first sale by the Company of its equity interests in CyrusOne or CyrusOne LP to occur after the IPO of common stock of CyrusOne Inc. and (ii) $50.0 million, provided that such sale occurs by December 31, 2014. If such sale has not occurred by that date, the original revolving commitments will be permanently reduced to $150.0 million. In addition, the original revolving commitments will be further reduced to $125.0 million on December 31, 2015.
As of December 31, 2012, the Company had $52.0 million of borrowings and $6.3 million of letters of credit that were outstanding under its Receivables Facility. At that date, the Company had a borrowing availability under this Receivables Facility of $90.6 million and a maximum borrowing limit of $105.0 million. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2012, the Company had an unused borrowing availability of $32.3 million under the Receivables Facility.
In addition, the Company's ability to borrow under its Corporate Credit Agreement and Receivable Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.
The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.
The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available, or future borrowings will be available under its Corporate Credit Agreement or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or selling assets, including its investment in CyrusOne, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders, and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation, or reorganization.
The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments.
Virtually all of the Company's operations are conducted through its subsidiaries and most of the Company's debt is held at the parent company. Certain of the Company's material subsidiaries are subject to regulatory authority which may potentially limit the ability of such subsidiaries to distribute funds or assets. If any of the Company's subsidiaries were to be prohibited from paying dividends or making distributions, the Company may not be able to make the scheduled interest and principal repayments on its debt. This would have a material adverse effect on the Company's liquidity and the trading price of the Company's common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation, or reorganization.

Risk Factors Related to our Communications Business and Operations
The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.
The Company generates a substantial portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiary, CBT, has experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with an alternative source of revenue could adversely impact the Company's revenues, earnings and cash flow from operations.

Form 10-K Part I	Cincinnati Bell Inc.

The Company's wireless subscribers are decreasing in number. If the Company continues to experience subscriber losses similar to the past several years, its revenues, earnings and cash flows from operation may be adversely affected.

The Company's wireless telecommunications subsidiary, CBW, has experienced substantial subscriber losses over the past several years due to a number of factors, including competitors' investment in more technologically advanced LTE networks, which the Company does not have, and consumer preferences for national carriers and competitors' handsets. The Company expects these subscriber losses to continue into the foreseeable future. Failure to retain subscribers could adversely impact the Company's revenues, earnings and cash flows from operations. In addition, failure to retain subscribers may result in the inability to realize our investment in this business and lead to impairment losses on long-lived and intangible assets in the future.
The Company operates in highly competitive industries, and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share.
The telecommunications industry is very competitive, and the Company competes against many larger and better-funded national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines and wireless subscribers as a part of its customer base utilizes the services of competitive wireline or wireless providers.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s access lines decreased by 8% and long distance subscribers decreased by 7% in 2012 compared to 2011. In addition, the high-speed internet market is saturated in CBT’s operating area, and competition will continue to be fierce for market share against competitors and alternative services. If the Company is unable to effectively implement strategies to retain access lines, high-speed internet subscribers, and long distance subscribers, or replace such customers with other sources of revenue, the Company’s Wireline business will be adversely affected.
Wireless competitors to the Company's subsidiary, CBW, include national wireless service providers such as Verizon, AT&T, Sprint Nextel, T-Mobile, Leap and TracFone.  Both Verizon and AT&T have implemented more technologically advanced LTE networks within our operating territory.  In 2013, both T-Mobile and Sprint Nextel are expected to begin to offer LTE service in our operating territory.   LTE provides higher-speed data transmission and capacity which is attractive to smartphone users.  The Company has piloted a LTE network trial program in limited operating territories, and has not yet determined whether it will upgrade its network to LTE or, if it does upgrade, the timing of the LTE upgrade and the extent of its network that it will upgrade with LTE.  Our limited handset offerings are also a factor in our ability to attract and retain customers.  Although we believe our handsets are technologically equivalent to those being offered by the national carriers, we do not carry the premium brand-name handsets such as the iPhoneTM.  These competitive factors will likely result in a continued loss of wireless subscribers and adversely affect our wireless revenues and operating margins.
The IT Services and Hardware segment competes against numerous other information technology consulting, web-hosting, and computer system integration companies, many of which are large in scope and well-financed. This market is rapidly evolving and highly competitive. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, which may provide competitive advantages. The Company believes that many of the participants in this market must grow rapidly and achieve significant scale to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully in the market.
The competitive forces described above could have a material adverse impact on the Company’s business, financial condition, results of operations, and cash flows.
The Company generates a substantial portion of its revenue by serving a limited geographic area.
The Company generates a substantial portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory could have a disproportionate effect on the Company's business, financial condition, results of operations, and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Form 10-K Part I	Cincinnati Bell Inc.

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
CBW’s FCC licenses to provide wireless services are subject to renewal and revocation. Although the FCC has routinely renewed wireless licenses in the past, the Company cannot be assured that challenges will not be brought against those licenses in the future. Revocation or non-renewal of CBW’s licenses could result in a cessation of CBW’s operations and consequently lower operating results and cash flows for the Company. Further, if CBW ceases offering wireless services, its wireless licenses could revert back to the FCC.
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
Maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks would have a material impact on its market share and ability to generate revenue.
The Company has improved its wireline network over the past several years through increased capital expenditures for fiber optic cable in limited areas of its operating network. In 2011 and 2012, the Company also upgraded a portion of its wireless network to 4G, using HSPA+ technologies.
In order to provide appropriate levels of service to the Company's customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage, or other intentional acts of vandalism. The Company's networks may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problems, which may result in disruption of service to customers.
The wireless industry continues to experience significant technological change, as evidenced by the ongoing improvements in network speeds. LTE currently offers the fastest data transmission speeds. Verizon and AT&T have deployed LTE wireless networks in our operating territory. T-Mobile and Sprint Nextel are expected to deploy their LTE networks in our territory in 2013. The Company has piloted a LTE network trial program in limited operating territories, and has not yet determined whether it will upgrade its network to LTE or, if it does upgrade, the timing of the LTE upgrade and the extent of its network that it will upgrade.
The Company may also incur significant additional capital expenditures as a result of unanticipated developments, regulatory changes, and other events that impact the business.
If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there could be a material adverse impact on the Company's market share and its ability to generate revenue.

Form 10-K Part I	Cincinnati Bell Inc.

Maintenance of CBW’s wireless network, growth in the wireless business, or the addition of new wireless products and services may require CBW to obtain additional spectrum and transmitting sites which may not be available or be available only on less than favorable terms.
CBW uses spectrum licensed to the Company for its wireless network. On a long-term basis, introduction of new wireless products and services, combined with continued growth in data usage, may require CBW to obtain additional spectrum either to supplement or to replace the existing spectrum. Furthermore, the Company’s network depends on the deployment of radio frequency equipment on towers and on buildings. The Company leases substantially all the towers used in its wireless network operations, and the use of the towers under these leases is more restrictive than if these towers were owned by the Company. There can be no assurance that spectrum or the appropriate transmitting locations will be available to CBW or will be available on commercially favorable terms. Failure to obtain or retain any needed spectrum or transmitting locations could have a materially adverse impact on the wireless business as a whole, the quality of the wireless networks, and the ability to offer new competitive products and services.
Failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.
The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier, and residential customers. The Company seeks to meet these needs through new product introductions, service quality, and technological superiority. New products are not always available to the Company, as other competitors may have exclusive agreements for those new products. New products and services are important to the Company’s success as its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines and increase wireless customer churn, which could have a material adverse effect on the Company’s revenue, results of operations, and cash flows.
The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues and/or increased costs.
The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits for their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events may result in a disruption of services. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company's ability to attract and retain customers, which would adversely affect both the Company's ability to generate revenues and operating results.
A few large customers account for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from one or more of these large customers could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.
As of December 31, 2012, the Company had receivables with one large customer that exceeded 10% of the Company's outstanding accounts receivable balance. Contracts with customers may not sufficiently reduce the inherent risk that customers may terminate or fail to renew their relationships with the Company. As a result of customer concentration, the Company's results of operations and financial condition could be materially affected if the Company lost one or more large customers or if services purchased were significantly reduced. If one or more of the Company's larger customers were to default on its accounts receivable obligations, the Company could be exposed to potentially significant losses in excess of the provisions established. This could also negatively impact the available capacity under the Receivables Facility.
The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers.
The Company depends on third-party providers to supply products and services. For example, many of the Company's information technology and call center functions are performed by third-party providers, and network equipment is purchased from and maintained by vendors. In addition, almost half of the wireless towers used by CBW are managed by a single independent service provider. Any failure on the part of suppliers to provide the contracted services, additional required services, or additional products could impede the Company's business and cause financial results to suffer.

Form 10-K Part I	Cincinnati Bell Inc.

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

Risk Factors Related to Our Investment in CyrusOne
The Company has a significant investment in CyrusOne
On January 24, 2013, the Company completed the IPO of CyrusOne. As a result, the Company now holds 1,890,000 shares of common stock of CyrusOne and 42,586,835 partnership units of CyrusOne LP, the operating partnership. CyrusOne LP units are exchangeable into common stock of CyrusOne on a one-to-one basis, or cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing January 17, 2014. The Company's direct and indirect interests in CyrusOne represent a 69% effective economic ownership of CyrusOne. Prior to the IPO of CyrusOne, there was no active market for CyrusOne's common stock. Our investment in CyrusOne is subject to volatility in the market price of its common stock. We may be unable to sell some or all of our investment in CyrusOne quickly or at all. The fair value of our investment in CyrusOne may decline which may adversely affect the realization of our investment.
The Company no longer controls the operations of CyrusOne
As of January 24, 2013, CyrusOne is an independent public company which the Company does not control. As a result, the Company will no longer set the strategies, select the management team, or control the operations of CyrusOne. CyrusOne may choose to pursue strategies which conflict with our business strategies. The Vice Chairman of our Board of Directors is also the Chairman of CyrusOne's Board of Directors. However, if a conflict of interest develops between the Company and CyrusOne, the CyrusOne Board is required to act for the benefit of its shareholders.
The Company has executed a non-compete agreement with CyrusOne where we have agreed not to enter each other's lines of business, subject to certain exceptions, for a period of four years. CyrusOne may choose to compete with us after the expiration of this non-compete which could have an adverse effect on our telecommunications business.

Form 10-K Part I	Cincinnati Bell Inc.

CyrusOne may encounter difficulties in executing its strategic plans for the data center colocation business.
CyrusOne may face potential challenges and difficulties in implementing its data center colocation expansion plan which may include: identifying and obtaining the use of locations in which it believes there is sufficient demand for expansion of its data center colocation services; generating sufficient cash flow from operations or through additional financings to support these expansion plans; construction of world-class data center facilities on a timely basis; sale of the available data center space to enable appropriate returns; recruiting and maintaining a motivated work force; and installing and implementing new financial and other systems, procedures and controls to support a standalone public company and its expansion plan with minimal delays.
These strategic actions could divert management's attention and strain operational and financial resources. Due to unforeseen difficulties, CyrusOne may be unable to execute its strategic plans for growing its data center business. Failure to do so would adversely affect its strategy of becoming a global data center colocation business, which in turn could have an adverse effect on our financial condition, results of operations, and cash flows.
A small number of customers account for a significant portion of CyrusOne's revenue. The loss or significant reduction in business from one or more of its large customers could significantly harm its business, financial condition and results of operations, and impact the amount of cash available for distribution to its stockholders.

CyrusOne currently depends, and expects to continue to depend, upon a relatively small number of customers for a significant percentage of their revenue. As a result of this customer concentration, CyrusOne's business, financial condition and results of operations, including the amount of cash available for distribution to its stockholders, could be adversely affected if it loses one or more of its larger customers, if such customers significantly reduce their business with CyrusOne or if it chooses not to enforce, or to enforce less vigorously, any rights that it may have now or in the future against these significant customers because of its desire to maintain relationships with them. A significant percentage of CyrusOne's customer base is also concentrated in industry sectors that may from time to time experience volatility including, in particular, the oil and gas sector. A downturn in the oil and gas industry could negatively impact the financial condition of one or more of its oil and gas company customers, including several of its larger customers. In an industry downturn, those customers could default on their obligations, delay the purchase of new services or decline to renew expiring leases, any of which could have an adverse effect on its business, financial condition and results of operations.

Additionally, if any customer becomes a debtor in a case under the U.S. Bankruptcy Code, applicable bankruptcy laws may limit its ability to terminate its contract with such customer solely because of the bankruptcy or recover any amounts owed to it under its agreements with such customer. In addition, applicable bankruptcy laws could allow the customer to reject and terminate its agreement with CyrusOne, with limited ability for CyrusOne to collect the full amount of its damages. CyrusOne's business, including its revenue and cash available for distribution to its stockholders, could be adversely affected if any of its significant customers were to become bankrupt or insolvent.
CyrusOne's performance and value are subject to risks associated with real estate assets and with the real estate industry.

CyrusOne's ability to make expected distributions to its stockholders depends on its ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond its control may decrease cash available for distribution and the value of its properties. These events include:

• local oversupply, increased competition or reduction in demand for technology-related space;
• inability to collect rent from customers;
• vacancies or its inability to rent space on favorable terms;
• inability to finance property development and acquisitions on favorable terms;
• increased operating costs to the extent not paid for by its customers;
• costs of complying with changes in governmental regulations;
• the relative illiquidity of real estate investments, especially the specialized real estate properties that CyrusOne holds and seeks to acquire and develop; and
• changing submarket demographics.

Form 10-K Part I	Cincinnati Bell Inc.

If CyrusOne fails to remain qualified as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to its stockholders.

CyrusOne intends to operate in a manner that will allow it to qualify as a REIT commencing with its taxable year ending December 31, 2013. Its qualification as a REIT will depend on its satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Its ability to satisfy the asset tests depends upon its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination.

If CyrusOne were to fail to remain qualified as a REIT in any taxable year, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its stockholders would not be deductible by it in computing its taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to its stockholders, which in turn could have an adverse impact on the value of its common stock. Unless CyrusOne was entitled to relief under certain Internal Revenue Code provisions, it also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which it failed to qualify as a REIT.

CyrusOne's cash available for distribution to stockholders may not be sufficient to make distributions at expected levels.

Distributions made by CyrusOne will be authorized and determined by its board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including restrictions under applicable law and its capital requirements. CyrusOne may not be able to make or sustain distributions in the future. To the extent that it decides to make distributions in excess of its current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

Other Risk Factors
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

In addition, investment returns of the Company’s pension funds depend largely on trends in the U.S. and world securities markets and the U.S. and world economies in general. Future investment losses could cause a decline in the value of plan assets, which the Company would be required to recognize over the next several years under generally accepted accounting principles. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. If the Company incurs future investment losses or future investment gains that are less than expected, or if medical and prescription drug costs increase significantly, the Company would expect to face even higher annual net pension and postretirement costs.
The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets.
As of December 31, 2012, the Company had net deferred income taxes of $434.6 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $352.0 million and state, local and foreign net operating loss carryforwards of $58.8 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit, and future cash flows could be adversely affected.
Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company’s consolidated balance sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Further adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $190 million of estimated cash contributions to its qualified pension plans for the years 2013 to 2020, of which $42 million is expected to be contributed in 2013. Further, adverse changes to plan assets could require the Company to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.
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

Form 10-K Part I	Cincinnati Bell Inc.

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
The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequency. While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property, and in connection with the current and historical use of hazardous materials and other operations at its sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations, and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles. In addition, our former Data Center Colocation business contained both underground and aboveground fuel tanks for back-up generator use.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2012, we owned or maintained properties in Ohio, Texas, Kentucky, Indiana, Illinois, Arizona, England and Singapore. Principal office locations were in Cincinnati, Ohio and Carrollton, Texas.
Our property comprises telephone plant and equipment in its local telephone franchise area (i.e., Greater Cincinnati), the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas, and data center facilities. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.
With regard to its local telephone operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. The Company’s out-of-territory Wireline network assets include a fiber network plant, internet protocol and circuit switches and integrated access terminal equipment.
In its wireless operations, CBW primarily leases the locations that house its switching and messaging equipment. CBW leases substantially all of its tower sites, primarily from tower companies and other wireless carriers. CBW’s tower leases are typically either for a fixed 20-year term ending in December 2029 or renewable on a long-term basis at CBW’s option, both with predetermined rate escalations. In addition, CBW leases ten company-run retail locations.
As of December 31, 2012, CyrusOne, our former Data Center Colocation segment, owned and leased the following properties:

			Data Center
			Colocation
Market	Owned	Leased	(sq. ft. in thousands)
Cincinnati	4	3	412
Houston	2	1	189
Dallas	1	4	171
Austin	—	2	57
San Antonio	1	—	36
Phoenix	1	—	36
Other	1	4	31
	10	14	932

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2012, CyrusOne also owned 140 acres of land for future expansion of its data centers located in Phoenix, Cincinnati and Houston. Data centers provide power, environmental controls, high-speed and high-bandwidth point-to-point optical network connections, and 24-hour monitoring of the customer’s computer equipment. The lease of certain data center facilities represents the "lease of the building shell," and the capital expenditures required to transform the leased building shells into top-tier data centers represent amounts that are several times the value of the leased building shells. For additional information about the Company’s properties, see Note 5 to the Consolidated Financial Statements.
Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.
In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action was stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to the Company's corporate governance policies. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed with prejudice. The settlement and counsel fees and expenses were fully paid as of December 31, 2012.
The resolutions of the above claims did not individually, or in the aggregate, have a material effect on our financial position, results of operations or cash flows during the period ended December 31, 2012. Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not individually, or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Form 10-K Part II	Cincinnati Bell Inc.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2012	High	$4.18	$4.07	$5.70	$5.75
	Low	$3.14	$3.36	$3.57	$4.87
2011	High	$3.12	$3.32	$3.60	$3.28
	Low	$2.46	$2.64	$2.84	$2.80
(b) Holders
As of January 31, 2013, the Company had 12,162 holders of record of the 202,678,684 outstanding common shares and the 155,250 outstanding shares of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In 2012 and 2011, the Company paid $10.4 million million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2012 and 2011, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2013.
(d) Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2012 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted-average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,522,782	(1)	$3.82	4,793,601
Equity compensation plans not approved by security holders	249,275	(2)	—	—
Total	12,772,057		$3.82	4,793,601

(1)
Includes 9,538,031 outstanding stock options and stock appreciation rights not yet exercised, 1,297,515 shares of time-based restricted stock, and 1,687,236 shares of performance-based awards, restrictions on which have not expired as of December 31, 2012. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.

(2)
The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2011, the directors received an annual award of phantom stock equivalent to a number of common shares. In 2012, no such award was granted. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2012 is approximately 14,000. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of

Form 10-K Part II	Cincinnati Bell Inc.

the Board of Directors.
(e) Stock Performance
The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2007 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P® Integrated Telecommunications Services Index.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31 2007 with dividends reinvested
$250
$200
$150
$100
$50
$0
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Cincinnati Bell Inc.
S&P 500
S&P Integrated Telecommunication Services

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Cincinnati Bell Inc.	$100	$41	$73	$59	$64	$115
S&P 500	$100	$63	$80	$92	$94	$109
S&P Integrated Telecommunication Services	$100	$75	$80	$95	$102	$117

Copyright © 2013 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(f) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2012 - 12/31/2012	—	$—	—	$129.2

*
In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150 million. The Company may repurchase shares when management believes the share price offers an attractive value and to the extent its available cash is not needed for growth opportunities. This new plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data
The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2012	2011	2010 (a)	2009	2008
Operating Data
Revenue	$1,473.9	$1,462.4	$1,377.0	$1,336.0	$1,403.0
Cost of services and products, selling, general and administrative, depreciation, and amortization expense	1,181.5	1,139.9	1,054.9	1,030.7	1,078.7
Other operating costs and losses (b)	22.3	63.0	22.8	9.8	19.1
Operating income	270.1	259.5	299.3	295.5	305.2
Interest expense	218.9	215.0	185.2	130.7	139.7
Loss (gain) on extinguishment of debt	13.6	—	46.5	10.3	(14.1)
Net income	$11.2	$18.6	$28.3	$89.6	$102.6
Earnings per common share
Basic	$0.00	$0.04	$0.09	$0.37	$0.39
Diluted	$0.00	$0.04	$0.09	$0.37	$0.38
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	197.0	196.8	201.0	212.2	237.5
Diluted	204.7	200.0	204.0	215.2	242.7

Financial Position
Property, plant and equipment, net	$1,587.4	$1,400.5	$1,264.4	$1,123.3	$1,044.3
Total assets	2,872.4	2,714.7	2,653.6	2,064.3	2,086.7
Total long-term obligations (c)	3,215.2	3,073.5	2,992.7	2,395.1	2,472.2

Other Data
Cash flow provided by operating activities	$212.7	$289.9	$300.0	$265.6	$403.9
Cash flow used in investing activities	(371.8)	(244.7)	(675.5)	(93.8)	(250.5)
Cash flow provided by/(used in) financing activities	109.0	(48.8)	429.8	(155.5)	(172.8)
Capital expenditures	(367.2)	(255.5)	(149.7)	(195.1)	(230.9)

(a)	Results for 2010 include the acquisition of CyrusOne from the acquisition date of June 11, 2010 to the end of the year. See Note 3 to the Consolidated Financial Statements.

(b)
Other operating costs and losses consist of restructuring charges, transaction costs, curtailment losses/(gains), goodwill impairment, asset impairments, (gain)/loss on sale or disposal of assets, and an operating tax settlement.

(c)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities. See Notes 7, 10 and 11 to the Consolidated Financial Statements for discussions related to 2012 and 2011.

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
Executive Summary
For the year ended December 31, 2012, the Company was a full-service regional provider of data and voice communications services over wireline and wireless networks, a full-service provider of data center colocation and related managed services, and a reseller of IT and telephony equipment.
In 2012, we continued to execute on our plan to expand our growth products, comprised of our Fioptics, strategic enterprise data and VoIP, and data center offerings. The additional revenue generated from these growth products more than offset the lower revenue from declining access line and wireless subscribers, and as a result, the Company's total revenue in 2012 increased by 1% year-over-year to approximately $1.5 billion, its highest level in ten years. Operating income in 2012 was $270 million, up 4% compared to the prior year, driven primarily by a $50.3 million goodwill write-down in 2011 partially offset by $14.2 million of asset impairments in 2012.
During the fourth quarter of 2012, CyrusOne and CyrusOne Finance Corp., as co-issuers, issued $525 million of 6.375% Senior Notes due 2022 and used $480 million of the net proceeds of $511 million to repay intercompany payables to CBI. CyrusOne retained approximately $31 million of the net proceeds to fund its data center expansion and other expenses. The Company used the $480 million of proceeds to repay the outstanding balances under its 7% Senior Notes due 2015, outstanding borrowings under the former revolving credit facility, $73 million of the CBT Notes, $91 million of the 8.375% Senior Notes due 2020, and associated premiums and expenses.
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. After the IPO, we own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. The Company may redeem its CyrusOne LP units into common stock of CyrusOne on a one-to-one basis, or for cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 17, 2014. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
Further details of this transaction are provided in Note 20 to the Consolidated Financial Statements of this Form 10-K report.
Highlights for 2012 were as follows:

Wireline

Wireline revenue in 2012 was $730.5 million, comparable to $732.1 million in 2011, as the impact of higher revenue generated from its growing Fioptics and enterprise data and VoIP product lines continues to mitigate the reductions in voice revenue caused by continued ILEC access line losses. The Company ended the year with 573,900 total access lines compared to 621,300 access lines at December 31, 2011, a loss of 8% that is consistent with the 2011 losses. Fioptics continued its strong growth during 2012, and as of December 31, 2012, the Company had “passed” and is now able to provide its Fioptics suite of products to 205,000 homes and businesses, or approximately 26% of the Greater Cincinnati market.

Operating income of $212.9 million in 2012 declined by $15.6 million compared to 2011, due largely to the loss of high-margin access lines combined with additional costs to acquire new Fioptics customers.

Wireless

Wireless revenue of $241.8 million in 2012 decreased by 13% compared to 2011, driven by a 13% decrease in the Company's subscriber base. The Company believes it continued to lose subscribers in 2012 due to customer preference for its competitors' premium handsets on competitors' LTE networks. Our postpaid smartphone subscriber base continues to be instrumental to increasing data revenue per subscriber (e.g., text messaging, emails, and internet service) as this increase mitigates the decline

Form 10-K Part II	Cincinnati Bell Inc.

in voice revenue, resulting in a stable average revenue per subscriber.

Operating income of $51.2 million increased by $47.9 million compared to 2011 due primarily to the $50.3 million goodwill impairment loss that was recognized in 2011. Although the Wireless revenue decline of $35.8 million was substantial, the Company was able to mostly offset this decline with the favorable impact of lower operating expenses. Management believes it will not be able to offset the declining Wireless revenues with cost reductions in 2013 to the extent it was able to achieve in 2012.

IT Services and Hardware

IT Services and Hardware revenue in 2012 was $315.7 million, up 5% compared to 2011, driven by an increase of $16.6 million, or 18%, in revenue from managed and professional services due to higher customer demand for IT outsourcing and consulting projects. This increased revenue was partially offset by slightly lower sales of telecom and IT equipment that is largely attributable to the cyclical nature of capital spending by enterprise customers.

Operating income of $10.3 million in 2012 increased by $0.5 million over 2011 primarily due to lower restructuring charges.

Data Center Colocation

Data Center Colocation revenue was $221.3 million in 2012, up 20% compared to 2011, on sales of incremental space and power to both new and existing customers. Total data center capacity increased by 22% from the prior year to 932,000 square feet as of December 31, 2012, compared to a total of 763,000 square feet of capacity at December 31, 2011. CyrusOne's utilization at the end of 2012 was 78% compared to 88% at the end of 2011. This decrease in utilization resulted from the significant construction of new space in 2012 that is now available for sale.

Operating income for the year totaled $30.4 million, a decrease of $16.0 million over 2011, due largely to a $13.3 million impairment loss associated with the segment's 2007 GramTel acquisition.

Consolidated Results of Operations
2012 Compared to 2011
Service revenue was $1,272.8 million in 2012, an increase of $22.0 million compared to 2011. Data center revenue increased by $36.6 million due to sales of new data center space and power, while managed and professional services revenue increased by $16.6 million in 2012 as a result of increased IT outsourcing and consulting projects. These increases were partially offset by lower wireless service revenue which declined by $27.9 million in 2012 compared to 2011. Growth in Wireline Fioptics, VoIP and audio conferencing service revenue was offset by declines in local voice, long distance and DSL revenues.
Product revenue totaled $201.1 million in 2012, a decrease of $10.5 million, or 5%, compared to 2011. This decrease was largely due to lower sales of wireless handsets which drove a $7.9 million decrease in sales compared to 2011. In addition, sales of telecommunications and IT hardware decreased by $1.4 million compared to 2011, a reflection of the cyclical nature of capital spending by enterprise customers.
Cost of services was $489.9 million in 2012 compared to $464.3 million in 2011, an increase of $25.6 million, or 6%. Contract services increased by $10.7 million over 2011 driven largely by increased use of outside contractors to support the growth in data center operations and Fioptics, business data and VoIP services, and also due to positioning CyrusOne to operate as a stand-alone publicly-traded company. Operating taxes increased by $7.0 million from 2011 driven largely by higher regulatory rates and higher franchise taxes resulting from increased Fioptics revenue and higher property taxes from our increased data center footprint. Payroll and employee-related costs also increased by $4.0 million compared to 2011, due primarily to the addition of new personnel to support growth in data center operations and the higher demand for professional and managed IT services.
Cost of products sold was $204.7 million in 2012 compared to $213.0 million in the prior year, a decrease of $8.3 million, or 4%, that was mainly driven by lower sales of wireless handsets and IT equipment, as discussed above.
Selling, general and administrative ("SG&A") expenses were $269.5 million in 2012, an increase of $6.4 million, or 2%, compared to 2011. The increase was largely due to stock compensation mark-to-market expense of $7.9 million, up from $0.6 million in 2011, primarily associated with an 81% increase in the Company's stock price during 2012. The Company grants stock-based compensation, some of which are cash-payment awards indexed to the Company's stock price.

Form 10-K Part II	Cincinnati Bell Inc.

Depreciation and amortization was $217.4 million in 2012, an increase of $17.9 million compared to the prior year. The higher depreciation and amortization was primarily the result of new assets placed in service for our data center facilities.
Restructuring charges were $3.4 million in 2012 compared to $12.2 million in the prior year. In 2012, restructuring charges represented severance associated with employee separations and lease abandonments. In 2011, restructuring costs were incurred for employee separations, lease abandonments and contract terminations. Such costs were lower in 2012 as we completed certain restructuring activities begun in the prior year.
In 2011, the Company ratified a new labor agreement which curtails future pension service credits for certain employees. As a result of this event, the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized. In 2012, no events occurred to trigger a remeasurement of our pension plans or curtailment loss.
Gain on sale or disposal of assets was $1.6 million in 2012, down from $8.4 million in 2011. In 2012, a gain was realized primarily from the sale of copper cables no longer utilized in our Wireline network. In 2011, a gain of $8.4 million was recognized as a result of selling substantially all of the assets associated with our home security monitoring business.
Asset impairment losses amounted to $14.2 million in 2012 compared to $52.4 million in 2011. In 2012, impairment losses were largely driven by $13.3 million of impairment losses in the Data Center Colocation segment on a customer relationship intangible asset and property and equipment that was primarily associated with our 2007 acquisition of GramTel. During 2011, the Company recognized goodwill impairment losses totaling $50.3 million that were related to the Wireless segment.
Transaction costs of $6.3 million were incurred in 2012, up from $2.6 million incurred in 2011. In 2012, these costs represented legal and consulting costs incurred to restructure our legal entities in preparation for the proposed IPO of the common stock of CyrusOne and to prepare CyrusOne to be a real estate investment trust. In 2011, transaction costs represented legal and consulting costs to investigate acquisition opportunities.
Interest expense was $218.9 million in 2012 compared to $215.0 million in 2011, an increase of $3.9 million. The increase was largely due to the issuance by CyrusOne LP and CyrusOne Finance Corp of $525 million of 6 3/8% Senior Notes due 2022 in the fourth quarter of 2012 which increased interest expense by $3.8 million, higher interest costs of $2.4 million from lease obligations, as well as $0.8 million of lower capitalized interest. The impact of these increases was partially offset by lower interest expense from the redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020.
Loss on extinguishment of debt of $13.6 million was a result of the debt repayment and partial redemptions made during the fourth quarter of 2012 as discussed in the preceding paragraph. No debt extinguishment occurred in 2011.
Other expense of $1.7 million in 2012, increased by $0.8 million compared to 2011, primarily due to a loss recorded on the termination of a lease financing arrangement.

Income tax expense was $24.7 million in 2012, substantially the same as the prior year. Pre-tax income was lower in 2012 but was largely offset by a higher effective tax rate. The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the "Broadband Securities") or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, of $0.1 million in 2012.

2011 Compared to 2010
Service revenue was $1,250.8 million in 2011, an increase of $51.5 million compared to 2010. Data center revenues increased by $59.4 million primarily due to expansion of data center facilities and the acquisition of Cyrus Networks in June 2010. Managed and professional services revenue increased by $14.7 million compared to 2010. These increases were partially offset by declines in local voice revenues from access line losses and wireless service revenues from lower postpaid subscribers.
Product revenue was $211.6 million in 2011, up $33.9 million compared to 2010. The increase was primarily related to increased sales of telecommunications and IT hardware of $31.1 million, driven by higher spending by customers.

Form 10-K Part II	Cincinnati Bell Inc.

Cost of services was $464.3 million in 2011, up $50.4 million, or 12%, compared to 2010. Payroll and payroll related costs increased by $20.1 million compared to 2010 due to overtime as well as personnel added to support growth in IT services and data center operations. Other data center costs increased by $18.7 million primarily due to expansion of data center facilities and the acquisition of Cyrus Networks in 2010. Network costs increased by $7.2 million in 2011 due to growth in Fioptics, audio conferencing and VoIP services, and increased data usage. Contract services increased by $2.3 million in 2011 primarily due to a large number of telephony installations and out-of-territory support performed by outside contractors.
Cost of products sold was $213.0 million in 2011, an increase of $22.4 million from the prior year. This increase resulted from higher sales of telecommunications and IT hardware in 2011.
SG&A expenses were $263.1 million in 2011 compared to $270.9 million in the prior year, a decrease of $7.8 million. Lower payroll expense, contract services, advertising and bad debt expense were incurred in 2011 compared to the prior year. Partially offsetting these savings were higher legal and consulting costs and non-employee commissions. Also, the release of a previously established indemnification liability lowered 2011 SG&A costs by $1.2 million.
Depreciation and amortization was $199.5 million in 2011, up $20.0 million compared to 2010. Higher depreciation and amortization was incurred in 2011 due to tangible and intangible assets acquired with Cyrus Networks in June 2010, as well as the expansion of several data center facilities.
Restructuring charges were $12.2 million in 2011 and $13.7 million in 2010. In both periods, restructuring charges included costs associated with employee separations, lease abandonments and contract terminations. In 2011, pension curtailment losses of $4.2 million resulted from reductions in future pension service credits which arose from a new contract with bargained employees. In 2011, the sale of assets associated with our home security monitoring business resulted in a gain of $8.4 million. In 2011, goodwill impairment losses of $50.3 million were recorded related to the Wireless segment. Asset impairment losses, excluding goodwill, were $2.1 million in 2011, resulting from abandonment of certain facilities, equipment, and capital projects. Acquisition costs of $2.6 million were incurred in 2011, as acquisition opportunities were investigated in 2011 but none were completed. In 2010, acquisition costs of $9.1 million were incurred due to the completion of the Cyrus Networks acquisition.
Interest expense increased to $215.0 million in 2011 compared to $185.2 million in 2010. Average debt outstanding was higher in 2011 compared to the prior year primarily due to the acquisition of Cyrus Networks. In addition, the average interest rate on outstanding debt was also higher in 2011. In 2010, a loss on debt extinguishment of $46.5 million was recognized upon the refinancing of the Company's 8 3/8% Senior Notes due 2014 and repayment of the Tranche B Term Loan.
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
Discussion of Operating Segment Results
The Company manages its business based upon products and service offerings. At December 31, 2012, we operated four business segments: Wireline, Wireless, IT Services and Hardware and Data Center Colocation. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Wireline
The Wireline segment provides local voice, data, long distance, entertainment, VoIP, and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using DSL technology and over fiber using its GPON. Data services also provide data transport for businesses, including LAN services, dedicated network access, and metro ethernet and DWDM/optical wave data transport, which principally are used to transport large amounts of data over private networks. These services are provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an ILEC in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio.

Form 10-K Part II	Cincinnati Bell Inc.

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
In 2012, the Company continued to expand its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. At year end 2012, the Company passed and can provide Fioptics service to 205,000 homes and businesses, or approximately 26% of Greater Cincinnati. The penetration rate of this product is approximately 28% of the total units that have been passed with the Fioptics network. The Wireline segment also includes long distance, audio conferencing, other broadband services including private line and MPLS.

Wireline continued
			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2012	2011	2012 vs. 2011	2012 vs. 2011		2010	2011 vs. 2010	2011 vs. 2010
Revenue:
Voice - local service	$255.4	$280.3	$(24.9)	(9)%		$311.9	$(31.6)	(10)%
Data	306.9	291.5	15.4	5%		283.3	8.2	3%
Long distance and VoIP	113.9	111.3	2.6	2%		104.4	6.9	7%
Entertainment	35.4	26.6	8.8	33%		16.7	9.9	59%
Other	18.9	22.4	(3.5)	(16)%		26.2	(3.8)	(15)%
Total revenue	730.5	732.1	(1.6)	0%		742.5	(10.4)	(1)%
Operating costs and expenses:
Cost of services and products	283.8	270.0	13.8	5%		256.8	13.2	5%
Selling, general and administrative	125.6	126.7	(1.1)	(1)%		140.1	(13.4)	(10)%
Depreciation and amortization	106.0	102.4	3.6	4%		103.9	(1.5)	(1)%
Restructuring charges	3.5	7.7	(4.2)	(55)%		8.2	(0.5)	(6)%
Curtailment loss	—	4.2	(4.2)	n/m		—	4.2	n/m
Gain on sale or disposal of assets	(1.8)	(8.4)	6.6	79%		—	(8.4)	n/m
Asset impairments	0.5	1.0	(0.5)	(50)%		—	1.0	n/m
Total operating costs and expenses	517.6	503.6	14.0	3%		509.0	(5.4)	(1)%
Operating income	$212.9	$228.5	$(15.6)	(7)%		$233.5	$(5.0)	(2)%
Operating margin	29.1%	31.2%		(2.1)	pts	31.4%		(0.2)	pts
Capital expenditures	$114.2	$112.6	$1.6	1%		$98.6	$14.0	14%
Metrics information (in thousands):
Local access lines	573.9	621.3	(47.4)	(8)%		674.1	(52.8)	(8)%
High-speed internet subscribers
DSL subscribers	202.6	218.0	(15.4)	(7)%		228.9	(10.9)	(5)%
Fioptics internet subscribers	56.8	39.3	17.5	45%		27.2	12.1	44%
	259.4	257.3	2.1	1%		256.1	1.2	0%
Long distance lines	417.9	447.4	(29.5)	(7)%		482.8	(35.4)	(7)%
Fioptics entertainment subscribers	55.1	39.6	15.5	39%		28.1	11.5	41%

Form 10-K Part II	Cincinnati Bell Inc.

2012 Compared to 2011
Revenues
Voice local service revenue includes local service, value added services, digital trunking, switched access, and information services. Voice local service revenue was $255.4 million in 2012, down $24.9 million, or 9%, compared to 2011. The decrease in revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 41,400, or 7%, to 511,000 at December 31, 2012 from 552,400 at December 31, 2011. The Company had 62,900 CLEC access lines at December 31, 2012 compared to 68,900 access lines at December 31, 2011. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Data revenue consists of Fioptics and DSL high-speed internet access, data transport, and LAN interconnection services. Data revenue was $306.9 million in 2012, up $15.4 million, or 5%, compared to 2011. Data transport and LAN services increased by $13.0 million, or 7%, year-over-year primarily as a result of increased demand by business customers for higher speed connections. Revenue from Fioptics high-speed internet service increased to $18.1 million in 2012, up from $12.5 million in the prior year due to increased subscribers. As of December 31, 2012, the Company had 56,800 high-speed internet Fioptics customers, which is an increase of 17,500 subscribers, or 45%, compared to December 31, 2011. These revenue increases were partially offset by lower DSL revenue as DSL subscribers decreased by 7% to 202,600 subscribers at the end of 2012.
Long distance and VoIP revenue was $113.9 million in 2012, an increase of $2.6 million, or 2%, compared to 2011. This increase was primarily due to an increase in VoIP and audio conferencing services, driven by a larger number of subscribers and higher usage. Partially offsetting this favorable trend was a decrease in long distance residential revenue which declined by $3.6 million in 2012. As of December 31, 2012, long distance subscriber lines totaled 417,900, a 7% decrease compared to the prior year. Long distance subscriber lines have continued to decline as consumers opt to utilize wireless and VoIP services.
Entertainment revenue was $35.4 million in 2012, up $8.8 million, or 33%, compared to the prior year driven primarily by the growth in Fioptics entertainment. Fioptics entertainment revenue grew by $9.1 million over 2011, driven by a 39% increase in the number of Fioptics entertainment subscribers. As of December 31, 2012, the segment had 55,100 Fioptics entertainment subscribers. The Company continues to expand its Fioptics service area as there is strong consumer demand for this service.
Other revenue was $18.9 million in 2012, a decrease of $3.5 million compared to the prior year. The decrease was primarily related to the sale of the Company's home security monitoring business in 2011.
Costs and Expenses
Cost of services and products was $283.8 million in 2012, an increase of $13.8 million, or 5%, compared to 2011. This increase was largely attributable to a $14.6 million increase in costs, including contract services and network-related costs, associated with the growth in Fioptics, audio conferencing and VoIP services. In addition, operating taxes increased by $4.1 million compared to 2011 primarily due to higher regulatory rates and higher franchise taxes resulting from increased Fioptics revenue. The impact of these cost increases was partially offset by a $5.2 million reduction in payroll and rent expenses as a result of our cost reduction initiatives.
SG&A expenses were $125.6 million in 2012, a decrease of $1.1 million, or 1%, compared to the prior year. This decrease was mainly driven by lower consulting and advertising costs, as well as the impact of our cost reduction initiatives.
Depreciation and amortization was $106.0 million in 2012, reflecting an increase of $3.6 million compared to the prior year. Assets placed in service in connection with the expansion of our Fioptics network drove the higher depreciation expense.
Restructuring charges were $3.5 million in 2012 compared to $7.7 million in the prior year. The Company continues to manage and reduce the legacy cost structure of this business. Employee separation costs amounted to $3.2 million and $3.5 million in 2012 and 2011, respectively, while lease abandonment costs were $0.3 million in 2012 and $2.5 million in 2011. Contract termination costs were $1.7 million in 2011 but none were incurred in 2012.
During 2011, curtailment losses of $4.2 million were recognized from the reduction of future pension benefits for certain bargained employees, and a gain of $8.4 million was recognized from the sale of substantially all of the assets associated with our home security monitoring business. During 2012, the segment recognized a gain on sale of assets of $1.8 million primarily from the sale of copper cabling that was no longer in use.

Form 10-K Part II	Cincinnati Bell Inc.

Asset impairments of $0.5 million in 2012 relate primarily to the write-off of an out-of-territory fiber network. The impairment losses in 2011 of $1.0 million were related to abandoned leasehold improvements on vacated office space and the write-down to fair value of certain assets that were held for sale.
Capital Expenditures
Capital expenditures are incurred to maintain the wireline network, expand the Company's Fioptics product suite, and upgrade its DSL network. Capital expenditures were $114.2 million in 2012, an increase of $1.6 million compared to 2011. As of December 31, 2012, the Company's Fioptics service passed 205,000 homes and businesses, representing approximately 26% of the Greater Cincinnati market. The Company intends to expand its Fioptics footprint over the next few years.
2011 Compared to 2010
Revenues
Voice local service revenue was $280.3 million in 2011, a decrease of 10% compared to the prior period. The decrease in revenue was driven by access line loss from the prior year. Access lines decreased by 52,800, or 8% compared to 2010.
Data revenue was $291.5 million in 2011, up $8.2 million compared to the same period in 2010. Revenue from Fioptics high-speed internet service increased to $15.8 million in 2011, up from $10.2 million in the prior year. As of December 31, 2011, the Company had 39,300 high-speed internet Fioptics subscribers, which is an increase of 12,100 subscribers, or 44%, from the December 31, 2010 total of 27,200 subscribers. These increases were primarily offset by lower DSL revenue resulting from a 5% decline in subscribers from 2010.
Long distance and VoIP revenue was $111.3 million in 2011, an increase of $6.9 million, or 7%, compared to 2010. The increase was primarily attributable to an increase in VoIP and audio conferencing services provided to additional subscribers. This increase was partially offset by a $4.1 million decrease in long distance residential revenue. As of December 31, 2011, long distance subscriber lines were 447,400, a 7% decline from 2010.
Entertainment revenue was $26.6 million in 2011, up $9.9 million, or 59%, compared to 2010. Fioptics entertainment subscribers totaled 39,600 at December 31, 2011, an increase of 41% compared to December 31, 2010. The increase in entertainment subscribers is related to expansions of the Fioptics network and high customer demand.
Other revenue was $22.4 million for 2011, down $3.8 million from 2010. The sale of the Company's home security monitoring business decreased revenues by $2.1 million in 2011. Fewer wire installation jobs also contributed to lower revenues compared to the prior year.
Costs and Expenses
Cost of services and products was $270.0 million, an increase of $13.2 million, or 5%, compared to 2010. Payroll related costs and contract services were up $6.6 million and $2.7 million, respectively, primarily due to overtime associated with the start-up of Fioptics IPTV, as well as higher volumes of repair work resulting from record rainfall in our operating territory. Network costs also increased by $6.0 million in 2011 compared to 2010 as a result of growth in audio conferencing, VoIP, and Fioptics services.
SG&A expenses were $126.7 million, a decrease of $13.4 million, or 10%, compared to 2010. Payroll and other employee related costs were down $10.1 million due to lower headcount. Contract services and advertising costs were down $2.8 million and $1.5 million, respectively, compared to 2010. Partially offsetting these favorable variances were higher legal and consulting costs and non-employee commissions in 2011.
Depreciation and amortization was $102.4 million in 2011, down $1.5 million compared to 2010.
Restructuring charges in 2011 were $7.7 million, a decrease of $0.5 million compared to 2010. Employee separation costs were $3.5 million in 2011 and $4.9 million in 2010. Lease abandonment costs were $2.5 million and $3.3 million in 2011 and 2010, respectively. Contract termination costs were $1.7 million in 2011, with no such costs incurred in the prior year.
In 2011, curtailment losses of $4.2 million were recognized from the reduction of future pension benefits for certain bargained employees. The sale of substantially all the assets associated with our home security business in 2011 resulted in a gain of $8.4 million. Asset impairment losses were $1.0 million 2011, with no such losses in 2010. Asset impairment losses arose from abandoned leasehold improvements related to vacated office space and the write-down to fair value of certain assets held for sale.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Expenditures
Capital expenditures were $112.6 million in 2011, an increase of $14.0 million, or 14%, compared to 2010. Spending to expand the Company's Fioptics service area increased by $22.1 million from 2010 to 2011.
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

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2012	2011	2012 vs. 2011	2012 vs. 2011		2010	2011 vs. 2010	2011 vs. 2010
Revenue:
Postpaid service	$174.6	$199.2	$(24.6)	(12)%		$214.6	$(15.4)	(7)%
Prepaid service	49.9	53.2	(3.3)	(6)%		54.6	(1.4)	(3)%
Equipment and other	17.3	25.2	(7.9)	(31)%		20.0	5.2	26%
Total revenue	241.8	277.6	(35.8)	(13)%		289.2	(11.6)	(4)%
Operating costs and expenses:
Cost of services and products	113.0	134.2	(21.2)	(16)%		137.4	(3.2)	(2)%
Selling, general and administrative	43.7	55.2	(11.5)	(21)%		61.1	(5.9)	(10)%
Depreciation and amortization	31.9	33.5	(1.6)	(5)%		33.4	0.1	0%
Restructuring charges	1.6	—	1.6	n/m		1.0	(1.0)	n/m
Impairment of goodwill	—	50.3	(50.3)	n/m		—	50.3	n/m
Impairment of assets, excluding goodwill	0.4	1.1	(0.7)	(64)%		—	1.1	n/m
Total operating costs and expenses	190.6	274.3	(83.7)	(31)%		232.9	41.4	18%
Operating income	$51.2	$3.3	$47.9	n/m		$56.3	$(53.0)	(94)%
Operating margin	21.2%	1.2%		20.0	pts	19.5%		(18.3)	pts
Capital expenditures	$15.8	$17.6	$(1.8)	(10)%		$11.7	$5.9	50%
Metrics information:
Postpaid ARPU*	$51.29	$50.06	$1.23	2%		$49.79	$0.27	1%
Prepaid ARPU*	$28.48	$28.58	$(0.10)	0%		$29.58	$(1.00)	(3)%
Postpaid subscribers (in thousands)	251.3	311.0	(59.7)	(19)%		351.2	(40.2)	(11)%
Prepaid subscribers (in thousands)	146.5	148.0	(1.5)	(1)%		157.8	(9.8)	(6)%
Average postpaid churn	2.5%	2.2%		0.3	pts	2.1%		0.1	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2012 Compared to 2011
Revenue
Postpaid service revenue was $174.6 million in 2012, a decrease of $24.6 million, or 12%, compared to a year ago. The decrease in postpaid service revenue was driven by a 19% decrease in postpaid subscribers combined with a decrease in voice minutes of use, partially offset by higher data usage. The subscriber losses are attributed to competitive pressure resulting from, among other factors, competitors' premium handsets and competitors' service on new LTE networks.

Form 10-K Part II	Cincinnati Bell Inc.

Total postpaid ARPU for 2012 increased to $51.29 from $50.06 in 2011 driven primarily by the higher data ARPU, but partially offset by a 4% year-over-year decrease in voice ARPU due to fewer minutes used by postpaid subscribers.
At December 31, 2012, the Company had 101,000 postpaid smartphone subscribers, a 5% decrease compared to 106,000 such subscribers at December 31, 2011. As of December 31, 2012, these postpaid smartphone subscribers represented 40% of the total postpaid subscriber base, up from 34% at the end of 2011. The higher smartphone penetration drove a data ARPU of $17.11 for 2012, up 18% compared to 2011.
Prepaid service revenue was $49.9 million in 2012, a decrease of $3.3 million compared to the prior year. The number of prepaid subscribers at December 31, 2012 was 146,500, a decrease of 1% compared to the prior year. During 2012, higher data usage by prepaid smartphone users was largely offset by lower voice rates resulting in a prepaid ARPU of $28.48, comparable to $28.58 generated in 2011.
Equipment and other revenue for 2012 decreased by $7.9 million to $17.3 million in 2012 primarily as a result of the continued postpaid subscriber losses which drove fewer activations and upgrades in 2012, combined with the impact of a large nonrecurring equipment sale to a wholesale distributor in 2011.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $113.0 million in 2012, a decrease of $21.2 million compared to 2011. This decrease was primarily due to $9.0 million of lower network related costs resulting from renegotiated roaming rates with other wireless carriers, lower network access expenses due to a reduced subscriber base, and the continued impact of the Company's cost containment efforts. Cost of goods sold decreased by an additional $9.0 million over the prior year, driven largely by the impact of fewer sales of wireless handsets and related accessories. In addition, contract services and other costs of providing service decreased by $3.1 million year-over-year due largely to the Company's cost containment efforts which led to reduced call center, network software and cell site maintenance expenses.
SG&A expense in 2012 decreased by $11.5 million year-over-year to $43.7 million, largely reflecting the impact of cost containment initiatives combined with a $2.8 million reduction in bad debt expense. The closing of three retail stores and associated headcount reductions in 2012 resulted in lower payroll costs of $2.5 million compared to the prior year, while other selling and marketing expenses and advertising expenses also decreased by $2.1 million and $1.7 million, respectively, driven by the Company's cost containment efforts.
Depreciation and amortization was $31.9 million in 2012, a decrease of $1.6 million from 2011 due largely to the closing of three retail stores in 2012.
Restructuring charges of $1.6 million incurred in 2012 were related to employee separation costs as well as lease abandonments from the closing of the three retail stores in 2012. In 2011, no restructuring charges were recognized.

In 2011, Wireless recognized a goodwill impairment loss of $50.3 million that resulted from declines in the segment's revenue and wireless subscribers. In 2012 and 2011, other asset impairments were $0.4 million and $1.1 million, respectively, related to the write-off of canceled or abandoned capital projects.
Capital Expenditures
Capital expenditures were $15.8 million in 2012, comparable to $17.6 million in 2011, as the Company continues to support increasing data usage on its network.

2011 Compared to 2010
Revenue
Postpaid service revenue was $199.2 million for 2011, a decrease of $15.4 million, or 7%, compared to 2010 due to an 11% decrease in subscribers and a decrease in voice minutes of use, partially offset by higher data usage. At December 31, 2011, the Company had 106,000 postpaid smartphone subscribers compared to 96,000 postpaid smartphone subscribers at December 31, 2010, a 10% increase from 2010. The increase in smartphone subscribers increased data usage, and the Company earned $14.54 of data ARPU in 2011 compared to $11.69 in 2010.

Form 10-K Part II	Cincinnati Bell Inc.

Prepaid service revenue was $53.2 million in 2011, a decrease of $1.4 million, or 3%, compared to 2010. Prepaid subscribers were 148,000 at December 31, 2011, down 6% from a year earlier, due to aggressive competitor promotions on prepaid service.
Equipment and other revenue in 2011 was $25.2 million, up $5.2 million compared to 2010 primarily due to higher revenue per smartphone handset sales to consumers and increased sales to a wholesale distributor.
Costs and Expenses
Cost of services and products was $134.2 million, a decrease of $3.2 million, or 2%, compared to 2010. The decrease was primarily attributable to lower handset subsidies and contract services compared to 2010, which was partially offset by higher cost of goods sold due to the increase in equipment revenue and higher network operation costs resulting from increased smartphone penetration and data usage.
SG&A expenses were $55.2 million in 2011, a decrease of $5.9 million, or 10%, compared to 2010, primarily due to a $2.8 million decrease in third-party service provider and payroll costs and a $2.6 million decrease in advertising and promotional expenses due to cost reduction initiatives.
Depreciation and amortization was $33.5 million for 2011, essentially flat compared to 2010. In 2011, Wireless began amortizing its trademark license which added $1.5 million of amortization expense. The increase in amortization was offset by a decrease in depreciation on tangible assets.
In 2011, Wireless recognized a goodwill impairment loss of $50.3 million and asset impairment losses of $1.1 million. The goodwill impairment loss arose from declines in revenues and wireless subscribers. Asset impairments were recognized for canceled capital projects. In 2010, Wireless incurred a $1.0 million restructuring charge primarily for employee separation costs.
Capital Expenditures
Capital expenditures were $17.6 million in 2011, up $5.9 million, or 50%, compared to 2010. During 2011, Wireless deployed software upgrades and incurred additional fiber costs to begin its network upgrade to 4G using HSPA+ technology.
IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas including locations in the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2012	2011	2012 vs. 2011	2012 vs. 2011		2010	2011 vs. 2010	2011 vs. 2010
Revenue:
Telecom and IT equipment distribution	$204.6	$206.0	$(1.4)	(1)%		$174.9	$31.1	18%
Managed and professional services	111.1	94.5	16.6	18%		79.8	14.7	18%
Total revenue	315.7	300.5	15.2	5%		254.7	45.8	18%
Operating costs and expenses:
Cost of services and products	255.7	243.0	12.7	5%		202.6	40.4	20%
Selling, general and administrative	42.3	37.4	4.9	13%		37.7	(0.3)	(1)%
Depreciation and amortization	8.6	8.4	0.2	2%		7.3	1.1	15%
Restructuring charges (reversals)	(1.2)	1.9	(3.1)	n/m		2.8	(0.9)	(32)%
Total operating costs and expenses	305.4	290.7	14.7	5%		250.4	40.3	16%
Operating income	$10.3	$9.8	$0.5	5%		$4.3	$5.5	n/m
Operating margin	3.3%	3.3%		—	pts	1.7%		1.6	pts
Capital expenditures	$9.0	$6.8	$2.2	32%		$8.3	$(1.5)	(18)%

Form 10-K Part II	Cincinnati Bell Inc.

2012 Compared to 2011
Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $204.6 million in 2012, a decrease of $1.4 million, or 1%, compared to 2011. The decrease in 2012 compared to 2011 primarily reflects the cyclical fluctuation in capital spending by enterprise customers which may be influenced by, among other factors, the timing of customers' capital spend, the size of customers' capital budgets, as well as general economic conditions.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery and data security management, as well as both long and short-term IT outsourcing and consulting engagements. In 2012, managed and professional services revenue was $111.1 million, an increase of $16.6 million, or 18%, compared to the prior year due largely to increased customer demand for staff augmentation and higher sales to one of the Company's largest customers.
Costs and Expenses
Cost of services and products was $255.7 million in 2012, an increase of $12.7 million, or 5%, compared to 2011. The increase was largely driven by higher payroll, contract services and other costs incurred to support the growth in managed and professional services revenue.
SG&A expenses were $42.3 million in 2012, an increase of $4.9 million, or 13%, from the prior year. This increase is largely attributable to the integration of certain functions associated with the Cincinnati-based data center business into the Data Center Colocation segment in 2012, which resulted in comparatively higher payroll costs being incurred by IT Services and Hardware.
Depreciation and amortization expense for 2012 of $8.6 million was comparable to that in 2011.
In 2012, a reversal of previously recognized expense of $1.2 million was recognized due to changes in estimates of employee separation costs recognized in the prior year. Restructuring charges of $1.9 million were recorded in 2011 primarily related to employee separation obligations associated with the continued integration of certain functions into the Wireline segment.
Capital Expenditures
Capital expenditures were $9.0 million in 2012 compared to $6.8 million in 2011. Capital expenditures were higher in 2012 due to increased managed service projects.

2011 Compared to 2010
Revenue
Revenue from telecom and IT equipment distribution was $206.0 million in 2011, an increase of $31.1 million, or 18%, compared to 2010. The increase in 2011 versus 2010 was primarily attributable to higher equipment sales arising from increased capital spending by enterprise customers.
In 2011, managed and professional services revenue was $94.5 million, an increase of $14.7 million, or 18%, compared to the same period a year ago. The increase in revenue was attributable to increased managed services provided to one of the Company's largest customers and increased demand for professional services from existing customers in 2011.
Costs and Expenses
Cost of services and products was $243.0 million in 2011, an increase of $40.4 million, or 20%, compared to 2010. Cost of equipment sold increased $25.1 million as a result of the higher revenue from telecom and IT equipment distribution. Additionally, increased demand for managed and professional services drove an increase in payroll and payroll related costs and contract service expenses from 2010 of $13.3 million.
SG&A expenses were $37.4 million in 2011, a decrease of $0.3 million, or 1%, from 2010. SG&A was relatively flat despite higher revenues due to cost reduction initiatives.
The $1.1 million increase in depreciation and amortization expense for 2011 compared to 2010 was primarily due to the assets placed in service to support the expansion of managed and professional services projects.

Form 10-K Part II	Cincinnati Bell Inc.

The IT Services and Hardware segment incurred employee separation charges of $1.9 million and $2.8 million in 2011 and 2010, respectively, associated with the integration of certain functions with the Wireline segment.
Capital Expenditures
Capital expenditures were $6.8 million in 2011, down $1.5 million compared to 2010, due to projects in 2010 which required additional capital spending.
Data Center Colocation
The Data Center Colocation segment provided large enterprise customers with outsourced data center operations, including all necessary redundancy, security, power, cooling, and interconnection. As of December 31, 2012, our data center operations were operated under CyrusOne, a wholly-owned subsidiary. On January 24, 2013, we completed the IPO of CyrusOne's common stock. After the IPO, we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, but we no longer control its operations. Accordingly, after the IPO, we will recognize income from our investment in CyrusOne LP on the equity method and dividend income from our investment in CyrusOne.

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2012	2011	2012 vs. 2011	2012 vs. 2011		2010	2011 vs. 2010	2011 vs. 2010
Revenue	$221.3	$184.7	$36.6	20%		$125.3	$59.4	47%
Operating costs and expenses:
Cost of services	75.7	59.7	16.0	27%		39.2	20.5	52%
Selling, general and administrative	31.0	23.8	7.2	30%		15.9	7.9	50%
Depreciation and amortization	70.6	54.8	15.8	29%		34.6	20.2	58%
Restructuring charges	0.5	—	0.5	n/m		1.4	(1.4)	n/m
Gain on sale of assets	(0.2)	—	(0.2)	n/m		—	—	n/m
Asset impairments	13.3	—	13.3	n/m		—	—	n/m
Total operating costs and expenses	190.9	138.3	52.6	38%		91.1	47.2	52%
Operating income	$30.4	$46.4	$(16.0)	(34)%		$34.2	$12.2	36%
Operating margin	13.7%	25.1%		(11.4)	pts	27.3%		(2.2)	pts
Capital expenditures	$228.2	$118.5	$109.7	93%		$31.1	$87.4	n/m
Metrics information:
Data center capacity (in square feet)	932,000	763,000	169,000	22%		639,000	124,000	19%
Utilization rate*	78%	88%		(10)	pts	88%		—	pts

*
The utilization rate is calculated by dividing data center square footage that is committed contractually to customers, if built, by total data center square footage. Some data center square footage that is committed contractually may not yet be billing to the customer.

2012 Compared to 2011
Revenue
Data center service revenue consisted of recurring colocation rents and nonrecurring revenue for installation of customer equipment. Data center revenue was $221.3 million in 2012, up $36.6 million, or 20%, compared to 2011 primarily due to sales of additional space, power, and related colocation products to new and existing customers.
Our data center capacity increased to 932,000 square feet at December 31, 2012, a net increase of 22% compared to the same period last year. During 2012, we completed construction on 199,000 square feet of new data center capacity but also decommissioned 30,000 square feet of old, low-value legacy space in the Cincinnati market, resulting in a net increase in capacity of 169,000 square feet. The amount of new space contractually committed to customers totaled 92,000 square feet in

Form 10-K Part II	Cincinnati Bell Inc.

2012. As a result, the utilization rate of the data center facilities was 78% at December 31, 2012, down from 88% in the prior year. Of the 199,000 square feet of new capacity added during 2012, 66% was completed and commissioned during the second half of 2012.
Costs and Expenses
Cost of services in 2012 of $75.7 million increased by $16.0 million compared to 2011. Substantially all property operating costs increased as a result of the expansion of our data center facilities. Payroll, electricity, contract services, rent and property taxes all increased as additional data center space was commissioned for service.
SG&A costs were $31.0 million in 2012, an increase of $7.2 million compared to 2011. Payroll and other employee-related costs increased by $8.6 million as CyrusOne built and strengthened the quality of personnel in their finance function and senior management. Marketing costs increased by $1.5 million as CyrusOne increased their brand awareness through advertising, trade shows and other promotional activities, and consulting and legal costs increased by $1.4 million. The impact of these increases was partially offset by a decrease in other SG&A costs from the integration of the Cincinnati-based sales and back office functions into the Data Center Colocation segment in 2012.
The $15.8 million increase in depreciation and amortization expense for 2012 compared to 2011 was primarily due to new data center facilities placed into service in 2011 and 2012.
Restructuring charges of $0.5 million in 2012 were primarily related to the the separation of a member of the senior management team. No restructuring costs were incurred in 2011.
Gain on sale of assets of $0.2 million was realized from the sale of generators following an equipment upgrade at a Texas data center.
Asset impairments of $13.3 million in 2012 related to a long-lived assets write-down of $11.8 million and a $1.5 million impairment of customer relationship intangibles, both of which were primarily associated with the 2007 acquisition of GramTel. No such losses were incurred in 2011.
Capital Expenditures
Capital expenditures were $228.2 million in 2012, an increase of $109.7 million compared to the prior year. During 2012, CyrusOne continued its development of real estate, completing construction on 199,000 square feet of new space primarily at its Houston, Carrollton, San Antonio, Phoenix, Austin and Lewisville facilities. At December 31, 2012, expansions of data centers are ongoing in London, Phoenix and Houston.

2011 Compared to 2010
Revenue
Data center revenue in 2011 was $184.7 million, an increase of $59.4 million, or 47%, compared to 2010. The increase in revenue was primarily related to the acquisition of Cyrus Networks in June 2010 and new business earned in 2011. Changes to presentation of certain customers' utility billings in 2011 also added $7.6 million to revenue for the year.
The Data Center Colocation business had 763,000 square feet of data center space at December 31, 2011, up 19% from a year earlier, primarily from the acquisition of Cyrus Networks in June 2010. At December 31, 2011 the utilization rate of the Company's data center facilities was 88%, consistent with the prior year.
Costs and Expenses
Cost of services was $59.7 million for 2011, up $20.5 million, or 52%, compared to 2010. The increase is primarily related to the acquisition of Cyrus Networks and expansion of the Cincinnati-based operations. Cost of services increased by $13.4 million compared to the prior year. The change in the presentation of certain customers' utility billings, described above, also increased cost of services by $7.6 million.
SG&A expenses were $23.8 million for 2011, up $7.9 million, or 50%, versus the prior year. The increase is primarily related to the acquisition of Cyrus Networks. In addition, legal and consulting costs increased in 2011 related to start-up costs associated with new locations and advertising costs.

Form 10-K Part II	Cincinnati Bell Inc.

The $20.2 million increase in depreciation and amortization expense for 2011 compared to 2010 was primarily due to the assets acquired with Cyrus Networks and additional assets placed in service to increase data center capacity.
A restructuring charge of $1.4 million was incurred in 2010 for payments to be made in order to conform the Cincinnati-based operation's commission incentive program to the Cyrus Networks program.
Capital Expenditures
Capital expenditures were $118.5 million in 2011, an increase of $87.4 million compared to 2010. An increase in capital expenditures was undertaken to expand data center space available for customers.
Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $34.7 million in 2012, $28.5 million in 2011, and $29.0 million in 2010.

2012 Compared to 2011
Corporate costs increased by $6.2 million compared to the prior year, driven largely by an increase in stock compensation mark-to-market expense of $7.3 million. The Company grants stock-based compensation, some of which are cash-payment awards indexed to its stock price, which resulted in the higher mark-to-market charges in 2012 given the 81% increase to the Company's stock price. In addition to the higher mark-to-market expenses, the Company incurred transaction costs of $6.3 million in 2012 compared to $2.6 million in 2011, representing an increase of $3.7 million. In 2012, these costs related to legal and consulting costs incurred to restructure our legal entities in preparation for the proposed IPO of the common stock of CyrusOne. In 2011, these costs represented legal and consulting costs to investigate acquisition opportunities.
The impact of these cost increases was partially offset by a $3.6 million year-over-year decrease in restructuring charges and lower legal costs. In 2012, Corporate had a net reversal of restructuring charges amounting to $1.0 million compared to a charge of $2.6 million in 2011, due primarily to lower projected employee separations.

2011 Compared to 2010
Corporate costs decreased by $0.5 million compared to 2010. Expenses decreased as a result of lower transaction costs, the release of a previously established indemnification liability of $1.2 million, and cost savings for third-party services of $0.5 million. Transaction costs were $2.6 million in 2011, down from $9.1 million in 2010 associated with the acquisition of Cyrus Networks. In 2011, acquisition opportunities were pursued but none were completed. Mostly offsetting these decreases were increases in payroll and benefit related costs of $5.4 million and restructuring charges of $2.3 million. Payroll and benefit related costs increased due to higher headcount, incentive compensation, long-term disability obligations and stock-based compensation expense.

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity
Short-term view
Our primary source of cash is generated by operations. In 2012, 2011 and 2010, we generated $212.7 million, $289.9 million, and $300.0 million, respectively, of cash flows from operations. We expect cash flows from operations to be our primary source of cash in 2013. As of December 31, 2012, including CyrusOne, we had $480.9 million of short-term liquidity, comprised of $23.6 million of cash and cash equivalents, $200.0 million of undrawn capacity on our Corporate Credit Agreement, $225.0 million of undrawn capacity on CyrusOne's Credit Agreement, and $32.3 million of unused capacity on the Receivables Facility. Excluding the impact of CyrusOne as of December 31, 2012, we had $239.7 million of short-term liquidity, comprised of $7.4 million of cash and cash equivalents and the total unused capacity of $232.3 million from our Corporate Credit Agreement and Receivables Facility.

Form 10-K Part II	Cincinnati Bell Inc.

Our primary uses of cash are capital expenditures and debt service. In 2012, 2011 and 2010, capital expenditures were $367.2 million, $255.5 million, and $149.7 million, respectively. The higher capital expenditures in 2012 resulted from increased spending on CyrusOne data centers, which totaled $228.2 million in 2012. In 2013, capital expenditures are expected to be in a range of $180 million to $190 million. In 2012, 2011 and 2010, debt repayments were $442.4 million, $11.5 million, and $1,554.5 million, respectively. In the fourth quarter of 2012, CyrusOne LP and CyrusOne Finance Corp issued $525 million of 6 3/8% Senior Notes, the proceeds from which were used to repay its intercompany payables, to pay debt issuance costs, and also to support its operations. In turn, the Company used the $480 million of proceeds received from CyrusOne to make debt repayments, to pay the debt redemption premiums and accrued interest obligations associated with such repayments, and to also pay the debt issuance costs related to its new Corporate Credit Agreement.
Interest payments were $217.9 million, $211.8 million and $172.4 million in 2012, 2011 and 2010, respectively. The higher interest payments in 2012 were largely the result of $4.6 million of accelerated interest payments associated with the early redemption in the fourth quarter of 2012 of the 7% Senior Notes due 2015. Interest on these bonds was previously due semi-annually in February and August of each year. Also contributing to the increased interest payments was the impact of higher capital lease and other financial obligations primarily associated with CyrusOne's increased data center footprint. For 2013, excluding the impact of CyrusOne, our contractual debt maturities, including capital lease obligations, are $7.1 million and associated contractual interest payments are expected to be approximately $175 million.
To a lesser extent, cash is also used primarily to fund our pension obligations, to pay preferred stock dividends, and also to repurchase shares of common stock as and when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $23.9 million, $18.1 million and $5.6 million in 2012, 2011 and 2010, respectively. Contributions to our qualified pension plans for 2013 are expected to be $41.6 million. Dividends paid on preferred stock were $10.4 million in each of 2012, 2011 and 2010. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2013. In 2012, 2011 and 2010, cash used to repurchase common shares was $0.3 million, $10.4 million and $10.0 million, respectively. As of December 31, 2012, management has authority to repurchase additional common shares with a value of up to $129.2 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that cash is available and management believes the share price offers an attractive value.
The Company’s Receivables Facility, which had $32.3 million in available borrowing capacity at December 31, 2012, is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
Management believes that cash on hand, cash generated from operations, and available funding from its credit facilities will be adequate to meet the Company's investing and financing needs for 2013.
Long-term view, including debt covenants
As of December 31, 2012, the Company had $2.7 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. Excluding the impact of CyrusOne's debt, the Company's indebtedness at December 31, 2012 amounted to $2.1 billion. A significant amount of indebtedness was previously incurred from the purchase and operation of a national broadband business, which was sold in 2003.
In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy the above-mentioned long-term debt obligations. The Company has no significant debt maturities until 2017. Contractual debt maturities, excluding CyrusOne, are $7.1 million in 2013, $57.8 million in 2014, $5.1 million in 2015, $5.2 million in 2016, $502.6 million in 2017 and $1,562.0 million thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we estimate these contributions to approximate $190 million over the period from 2013 to 2020. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities. On January 24, 2013, we completed the IPO of CyrusOne, our former data center colocation business. It is management's intent to sell down the Company's interests in CyrusOne over time and use such proceeds to further de-leverage the Company.
During the fourth quarter of 2012, the Company's $210 million revolving credit facility, previously expiring in June 2014, was replaced with a new $200 million Corporate Credit Agreement that expires in July 2017. Proceeds from this new facility may be used for ongoing working capital and for other general corporate purposes. The amount available under this facility will be reduced to $150 million by December 31, 2014 and further reduced to $125 million on December 31, 2015, subject to the amount of cash proceeds received by the Company from any sales of its ownership in CyrusOne's common stock. This new Corporate Credit Agreement contains financial covenants that require us to maintain certain leverage and interest coverage ratios, and limits our capital expenditures on an annual basis. Capital expenditures are permitted subject to predetermined

Form 10-K Part II	Cincinnati Bell Inc.

annual thresholds which are not to exceed $955 million in the aggregate over the next five years. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered in default. If the Company were in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured.
In addition, the CyrusOne Credit Agreement required CyrusOne to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, CyrusOne will be permitted, subject to the terms and conditions of the CyrusOne Credit Agreement, to distribute to its shareholders cash dividends in an amount not to exceed 95% of its adjusted funds from operations for any period. Similarly, CyrusOne's indenture permits dividends and distributions necessary for CyrusOne to maintain its status as a real estate investment trust.
As of December 31, 2012, the Company was in compliance with both the Corporate and CyrusOne Credit Agreement covenants.
Various issuances of the Company’s public debt, which include the 8 1/4% Senior Notes due 2017, the 8 3/4% Senior Subordinated Notes due 2018, the 8 3/8% Senior Notes due 2020, and the CyrusOne 6 3/8% Senior Notes contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. As of December 31, 2012, the Company was in compliance with these covenants.
The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the year ended December 31, 2012:

(dollars in millions)
Consolidated Total Leverage Ratio as of December 31, 2012	5.12
Maximum ratio permitted for compliance	7.25
Consolidated Funded Indebtedness additional availability	$894.1
Consolidated EBITDA clearance over compliance threshold	$123.3
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed on November 20, 2012.
In various issuances of the Company’s public debt indentures, a financial covenant exists that permits the incurrence of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional Indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate Credit Agreement. Also, the Company’s ability to make restricted payments would be limited, including common stock dividend payments or repurchasing outstanding common shares. As of December 31, 2012, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio. In addition, the Company had in excess of $200 million available in its restricted payment basket as of December 31, 2012. If the Company is under the 4:00 to 1:00 ratio on a pro forma basis, the Company may use this basket to make restricted payments, including share repurchases or dividends, and/or the Company may designate one or more of its subsidiaries as unrestricted.
Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.
Cash Flows
Cash flows from operating activities
Cash provided by operating activities during 2012 was $212.7 million, a decrease of $77.2 million compared to $289.9 million generated during 2011. This decrease was largely driven by unfavorable changes in operating assets and liabilities, combined with $6.6 million of higher pension and postretirement payments and $6.1 million of additional interest payments as noted above.

Form 10-K Part II	Cincinnati Bell Inc.

Cash provided by operating activities during 2011 was $289.9 million, a decrease of $10.1 million compared to $300.0 million generated during 2010. This decrease included an additional $39.4 million of interest payments and $18.2 million of higher pension and postretirement payments, partially offset by favorable changes in operating assets and liabilities. Higher average outstanding debt, resulting from the Cyrus Networks acquisition in 2010, and higher interest rates on debt refinancings, led to the higher interest payments in 2011.
Cash flows from investing activities
Cash flows used in investing activities were $371.8 million in 2012 compared to $244.7 million in 2011 and $675.5 million in 2010. Capital expenditures were $367.2 million for 2012, which was $111.7 million higher than 2011 as a result of the continued expansion of data center operations and our Fioptics network. Capital expenditures were $105.8 million higher for 2011 versus 2010 for the same reasons. In 2012, we deposited $11.1 million of cash into an escrow account and released $4.9 million from this account to fund construction of a data center. Proceeds from sales of assets were $1.6 million in 2012, primarily from sales of copper cable.
In 2011, the sale of substantially all of the home security monitoring business assets provided cash of $11.5 million, and in June 2010, the Company used cash of approximately $526 million to acquire Cyrus Networks.
Cash flows from financing activities
Cash flows provided by financing activities were $109.0 million in 2012. During 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of 6 3/8% Senior Notes due 2022 and used $480 million of the net proceeds of $511 million to repay intercompany payables. The Company repaid $442.4 million of debt during the year, largely with the net proceeds received from CyrusOne, including the redemption of the $247.5 million of 7% Senior Notes due 2015, $91.1 million of 8 3/8% Senior Notes due 2020, purchased pursuant to a tender offer completed in the fourth quarter of 2012, and $73.0 million of various series of CBT Notes due 2023. The Company also used the net proceeds received from CyrusOne to pay the redemption premiums, debt issuance and other costs associated with this series of transactions and to repay the outstanding borrowings on our prior credit facility of $40 million. In 2012, the Company also borrowed $52.0 million under its Receivables Facility and received cash proceeds of $12.1 million from the exercise of stock options and warrants. In 2012, cash was used to pay $10.4 million of preferred stock dividends and to fund $5.7 million of costs associated with the CyrusOne IPO.
Cash flows used in financing activities were $48.8 million in 2011. Cash was used to pay $10.4 million of preferred stock dividends, repurchase 3.4 million shares of common stock for $10.4 million, repay $11.5 million of long-term debt, and settle $16.0 million of other financing obligations.
Cash flows provided by financing activities for 2010 were $429.8 million. During 2010, the Company issued $2.1 billion of debt consisting of $625 million of 8 3/4% Senior Subordinated Notes due 2018, a $760 million secured term loan credit facility due 2017, and $775 million of 8 3/8% Senior Notes due 2020. The net proceeds from these borrowings were used to redeem the $560 million of outstanding 8 3/8% Senior Subordinated Notes due 2014, repay the Company's previous credit facility of $204.3 million, fund the acquisition of Cyrus Networks, repay the secured term loan facility totaling $756.2 million and to pay debt issuance fees and expenses. The Company paid $42.6 million of debt issuance costs related to the various issuances of these instruments in 2010. Also, during 2010, the Company repaid $85.9 million of borrowings under the Receivables Facility, repurchased approximately 4 million shares of common stock for $10.0 million, and paid $10.4 million of preferred stock dividends.
Future Operating Trends
Wireline
The Company expects to increase revenues from its Fioptics suite of products, high speed data transmission, managed voice and data, cloud computing and professional services. Fioptics is a fiber-based product offering that provides one of the fastest internet speeds in the Company’s operating territory, as well as entertainment and voice services. At year end 2012, the Company passed and can provide Fioptics service to 205,000 homes and businesses, or approximately 26% of Greater Cincinnati, and had 55,100 entertainment, 56,800 high-speed internet, and 40,800 voice Fioptics customers. The penetration rate of this product is approximately 28% of the total units that have been passed with the Fioptics network. Management plans to continue its investment in Fioptics and expects to pass an additional 72,000 units by year end 2013.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline legacy products with declining future revenues include local voice, DSL, and long distance. In 2012, Wireline suffered a 7% loss of ILEC access lines and a 7% loss of long distance subscribers as additional customers elected to use wireless communication in lieu of the traditional local service, purchased service from other providers, or service was disconnected due to non-payment. DSL subscribers decreased from 218,000 in 2011 to 202,600 in 2012 and are projected to continue to decline as customers switch to higher speed services, such as our Fioptics product. We expect revenues from these legacy products to become a smaller percentage of our total revenues over the next few years.
Wireless

Churn in our Wireless postpaid subscribers accelerated in the last few months of 2012. As of December 31, 2012, Wireless postpaid subscribers decreased to 251,300, down 19% compared to the prior year. Our operating territory is well saturated with competitors, which include Verizon, AT&T, Sprint Nextel, T-Mobile, Leap and TracFone. Both Verizon and AT&T have implemented LTE networks within our operating territory.  In 2013, both T-Mobile and Sprint Nextel are expected to begin to offer LTE service in our operating territory.  LTE provides higher-speed data transmission which is attractive to smartphone users.  The Company has piloted an LTE network trial program in limited operating territories, and has not yet determined whether it will upgrade its network to LTE or, if it does upgrade, the timing of the LTE upgrade and the extent of its network that it will upgrade with LTE.  Our limited handset offerings are also a factor in our ability to attract and retain customers.  Although we believe our handsets are technologically equivalent to those being offered by the national carriers, we do not carry the premium brand-name handsets such as the iPhoneTM.  These competitive factors will likely result in a continued loss of wireless subscribers and adversely affect our wireless revenues and operating margins.
IT Services and Hardware

Growth in managed services and professional services was strong in 2012, up 18%, driven by strong demand from one of our largest customers. We expect growth in 2013 to be more moderate. Investment in this segment has generally been limited by the availability of cash and the deployment of capital to support other business initiatives, such as the expansion of our Fioptics service territory.
Demand for IT hardware is cyclical in nature. That is, in periods of fiscal restraint, a customer may defer these capital purchases and, instead, use its existing equipment for a longer period of time. As such, IT and telephony equipment sales in 2013 are somewhat dependent on the business economy and outlook in 2013.
In 2013, we plan to integrate our IT Services and Hardware sales, service, marketing and back office functions into our Wireline business markets operations. We expect the integration of these operations to reduce costs, improve technical and customer services, and drive back-office efficiencies.
Data Center Colocation
In connection with the formation of CyrusOne, its debt issuance and IPO, CyrusOne and all its subsidiaries were released from their guarantees of our 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017. On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former Data Center Colocation business. We currently own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. CyrusOne LP units are exchangeable into common stock of CyrusOne on a one-to-one basis, or cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 17, 2014.
Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations as we are a limited partner in CyrusOne LP, and own less than 10% of CyrusOne's common stock. Upon completion of the IPO, we deconsolidated CyrusOne's assets and liabilities and recognized our investment in CyrusOne's common stock as an available-for-sale security on our balance sheet. Any fair value changes due to CyrusOne's stock price will be recognized in other comprehensive income. In addition, our investment in CyrusOne LP was recorded as an equity method investment, and we will recognize our share of CyrusOne LP's net income as non-operating income.
In 2012, CyrusOne experienced strong demand for data center colocation services, and we expect this trend to continue for the foreseeable future. CyrusOne plans to continue to expand its data center capacity in 2013.
It is management's intent to sell down the Company's interests in CyrusOne over time and use such proceeds to further de-leverage the Company. As of January 24, 2013, the Company's tax basis in CyrusOne was approximately $600 million.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2012:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$2,561.8	$1.2	$52.2	$500.0	$2,008.4
Capital leases	135.1	12.2	18.2	14.2	90.5
Interest payments on long-term debt, capital leases, and other financing arrangements (2)	1,567.5	213.9	424.3	412.5	516.8
Non-cancellable operating lease obligations	44.9	16.2	21.5	5.7	1.5
Purchase obligations (3)	119.6	119.2	0.4	—	—
Pension and postretirement benefits obligations (4)	230.2	63.9	65.8	51.2	49.3
Other liabilities (5)	67.8	11.8	16.7	5.8	33.5
Total	$4,726.9	$438.4	$599.1	$989.4	$2,700.0

(1)	Long-term debt excludes net unamortized discounts and premiums.

(2)
Interest payments on both fixed and variable rate long-term debt, capital leases, and other financing arrangements assuming no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2012.

(3)
Purchase obligations primarily consist of amounts under open purchase orders for purchases of energy, network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance, outsourced services and data center construction; and other purchase commitments.

(4)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2013 include $20.5 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2013, its contractual obligation related to postretirement obligations only extends through 2013. Amounts for 2013 through 2020 include approximately $190 million of estimated cash contributions to its qualified pension plans, with $41.6 million expected to be contributed in 2013. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(5)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, other financing obligations, and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2012. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

As of January 24, 2013, we completed the IPO of CyrusOne. Excluding CyrusOne, our contractual obligations as of December 31, 2012 were as follows:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$2,036.8	$1.2	$52.2	$500.0	$1,483.4
Capital leases	103.0	5.9	10.7	7.8	78.6
Interest payments on long-term debt, capital leases, and other financing arrangements (2)	1,174.3	172.5	342.9	332.7	326.2
Non-cancellable operating lease obligations	38.4	12.6	19.8	5.5	0.5
Purchase obligations (3)	70.5	70.1	0.4	—	—
Pension and postretirement benefits obligations (4)	230.2	63.9	65.8	51.2	49.3
Other liabilities (5)	44.3	11.3	14.5	2.6	15.9
Total	$3,697.5	$337.5	$506.3	$899.8	$1,953.9

(1)	Long-term debt excludes net unamortized discounts and premiums.

(2)
Interest payments on both fixed and variable rate long-term debt, capital leases, and other financing arrangements assuming no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2012.

(3)
Purchase obligations primarily consist of amounts under open purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance, outsourced services; and other purchase commitments.

(4)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2013 include $20.5 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2013, its contractual obligation related to postretirement obligations only extends through 2013. Amounts for 2013 through 2020 include approximately $190 million of estimated cash contributions to its qualified pension plans, with $41.6 million expected to be contributed in 2013. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(5)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, and long-term incentive plan obligations.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.
In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action was stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to the Company's corporate governance policies. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed with prejudice. The settlement and counsel fees and expenses were fully paid as of December 31, 2012.

The resolution of the above claims did not individually, or in the aggregate, have a material effect on our financial position, results of operations or cash flows during the period ended December 31, 2012. Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not individually, or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2012. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.
On November 20, 2012, certain subsidiaries of the Company (the “Contributors”) entered into contribution agreements (the “Contribution Agreements”) with CyrusOne LP, pursuant to which, on November 20, 2012, the Contributors contributed direct or indirect interests in a portfolio of properties and certain other assets related to such properties to CyrusOne LP in exchange for units of limited partnership interest in CyrusOne LP and the assumption of liabilities by CyrusOne LP.

The Contribution Agreements provide that CyrusOne LP assumed or succeeded to all of the Contributors' rights, liabilities and obligations with respect to the property entity, property interests and assets contributed. The Contribution Agreements contain customary representations and warranties by the Contributors with respect to the property entity, property interests and assets contributed to CyrusOne LP, such as title to any owned property, compliance with laws (including environmental laws), enforceability of certain material contracts and leases and certain other matters. In the event of a breach of such representations and warranties, the Contributors will indemnify CyrusOne LP for any resulting losses.

Form 10-K Part II	Cincinnati Bell Inc.

No Contributor will be liable unless and until the amount of losses exceeds 1% of the aggregate value of the units of limited partnership interest in CyrusOne LP received by the Contributor that contributed the property to which such losses relate. The liability of each Contributor will be limited to 10% of the aggregate value of the units of limited partnership interest in CyrusOne LP received by such Contributor in connection with the contribution transactions, and, with respect to any liability that arises from a specific contributed property, such indemnification will be limited to 10% of the aggregate value of the units of limited partnership interest in CyrusOne LP issued in respect of such contributed property. The foregoing limitations on the Contributors' indemnification obligations will not apply to the Contributors' representations and warranties with respect to title to any owned property contributed to CyrusOne LP until such time as CyrusOne LP obtains title insurance policies with respect to such properties.

The representations and warranties made by the Contributors will survive for a period of one year after the closing of the contribution transactions. In the event CyrusOne LP does not become aware of a breach until after such period, or if CyrusOne LP otherwise fails to assert a claim prior to the end of such period, CyrusOne LP will have no further recourse against the Contributors.
Warrants
As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 ("16% Notes"), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expire in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. During 2012, warrant holders elected to exercise a total of 3.2 million warrants, primarily on a cashless basis, and received 1.5 million shares of common stock. As of December 31, 2012, there were 14.3 million warrants that remained unexercised. There were no exercises of warrants in 2011 or 2010.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain accounting policies inherently have a greater reliance on the use of estimates and as such, have a greater possibility of producing results that could be materially different than originally reported.
Our most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management views critical accounting policies to be those policies that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. We have discussed our most critical accounting policies, judgments, and estimates with our Audit and Finance Committee.
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
Revenue Recognition — The Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic ("ASC") 605, "Revenue Recognition". Under ASC 605, revenue is recognized when there is persuasive evidence of a sale arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Form 10-K Part II	Cincinnati Bell Inc.

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
Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are generally in excess of the related handset and activation revenue. Termination fees are recognized as revenue to the extent collection is deemed reasonably assured.
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
Data Center Colocation — Data center colocation rentals are generally billed monthly in advance and some contracts have escalating payments over the non-cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other current assets and other noncurrent assets in the accompanying combined balance sheets.

Form 10-K Part II	Cincinnati Bell Inc.

Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying combined statements of operations. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the customer relationship, unless the pattern of service suggests otherwise.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.
Accounting for Allowances for Uncollectible Accounts Receivable — The allowance for uncollectible accounts is determined using historical percentages of credit losses applied to outstanding aged receivables, as well as specific provisions for certain identifiable, potentially uncollectible balances. Management believes its allowance for uncollectible accounts represents a reasonable estimate of future credit losses. However, if one or more of our larger customers were to default on its accounts receivable obligations, or if general economic conditions in our operating area deteriorated, our future credit losses could exceed the amount recognized in the allowance for uncollectible accounts receivable. Most of our outstanding accounts receivable balances are with companies located within our geographic operating areas. Regional and national telecommunications companies account for most of the remainder of our accounts receivable balances. As of December 31, 2012 and 2011, receivables with one large customer exceeded 10% of the Company's total accounts receivable. Our Wireline and Wireless segments, which comprise 78% and 12% of the allowance for uncollectible accounts receivables as of December 31, 2012, respectively, would be the segments most affected by an adverse development in credit losses.
Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — The Company adheres to the amended guidance under ASC 350-20 in testing goodwill for impairment. Under this revised guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. In 2012, the Company adopted this new guidance but elected to perform a quantitative assessment of goodwill for all reporting units in 2012. The Company performs impairment testing of goodwill and indefinite-lived intangible assets on an annual basis, or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.
Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies.
In 2011, our Wireless reporting unit recognized a goodwill impairment loss of $50.3 million due to declines in revenues and wireless subscribers. Fair value of the reporting unit was estimated using both an income approach and market approach. The income approach was weighted more heavily than the market approach due to projections of declining revenues. No impairment losses were recognized on goodwill in 2012 or 2010. In 2012, the estimated fair value of goodwill exceeded the carrying value of goodwill by more than 25% for all reporting units.
In July 2012, the FASB amended the guidance in ASC 350-30 on testing indefinite-lived intangibles assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. In 2012, we adopted this guidance for our impairment tests of indefinite-life intangible assets.
Wireless owns FCC wireless spectrum licenses which are indefinite-lived intangible assets. These licenses are generally renewed every ten years for a nominal fee, provided we continue to meet the service and geographic coverage provisions required by the FCC. In 2012, management performed a qualitative assessment of impairment on this asset and concluded it was more likely than not that no impairment had occurred. The key qualitative factors that affect the fair value of licensed spectrum consists of regulatory use, population characteristics, population density, position of the spectrum within the spectrum band, quantity and frequency of use. Our analysis of these factors indicated favorable market characteristics for spectrum in our operating territory, continued increases in customer demand for data and wireless applications, and no additional supply of spectrum in our operating territory.

Form 10-K Part II	Cincinnati Bell Inc.

In 2011, a quantitative approach was utilized to test this asset for potential impairment. The fair value of these licenses was determined by using both the “Greenfield” method and the "Auction" method. The Greenfield method is an income approach technique that presents the expected economics of an actual asset using a hypothetical set of operating assumptions. Specifically, in this approach, a hypothetical start-up of a business is assumed wherein the only asset of the business is the spectrum being analyzed. The Auction method measures the value of the spectrum by examining transactions in the marketplace involving the sale of spectrum with attributes similar to those of the subject. The Greenfield method was weighted more heavily than the Auction method due to limited transactions in the market. As of December 31, 2011, the fair value of these licenses exceeded the carrying value of this asset by 25%. No impairment was recognized on these licenses in 2012, 2011 or 2010.
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
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets. This could have a substantial impact on our future operating results. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $30 million.
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
In 2012, management identified impairment indicators for a customer relationship intangible and long-lived assets primarily associated with the 2007 GramTel acquisition. We performed step one of the impairment tests utilizing cash flow projections from our most recent long-term business plan and other updated assumptions. Management engaged a third-party valuation specialist to assist with the Company's estimation of the fair value of these assets.
Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and included estimates of future expenses, capital expenditures and a discount rate of 12%. Management estimated the fair value of the customer relationship intangible to be $2.8 million, resulting in an asset impairment of $1.5 million. The fair value of other long-lived assets, primarily leasehold improvements, was estimated at $2.4 million, resulting in an impairment loss of $11.8 million. Both fair value estimates are deemed Level 3 measurements within the fair value hierarchy due to the significance of unobservable inputs utilized in these measurements. For the year ended December 31, 2012, impairment losses of $13.3 million were recognized in the Data Center Colocation segment.

Form 10-K Part II	Cincinnati Bell Inc.

During 2012, management also identified impairment indicators for an out-of-territory fiber network. Management estimated the fair value of this asset using an income approach which discounted the expected earnings attributable to current customer contracts, and included estimates of future expenses and a discount rate of 12%. The fair value of this asset was estimated at $0.4 million, resulting in an impairment loss of $0.5 million. This fair value estimate was deemed a Level 3 measurement within the fair value hierarchy due to the significance of unobservable inputs utilized in these measurements. This impairment loss was recognized in the Wireline segment for the year ended December 31, 2012. In 2011, the Wireline segment recognized an impairment loss of $1.0 million on abandoned assets with no resale value. No impairments were recognized in 2010.
Also in 2012, management identified impairment indicators for its Wireless long-lived assets resulting from continued subscriber losses. We performed step one of the impairment tests using cash flow projections from our most recent long-term business plan and other updated assumptions. Management estimated the cash flows of this asset group considering projected declines in wireless subscribers, and included estimates of future expenses, capital expenditures and an estimated terminal value. As the cash flows exceeded the carrying value of this asset group, no impairment loss was recognized in 2012. However, the gross cash flows only exceeded the carrying value of this asset group by a small margin of approximately 3%. In 2011, the Wireless segment recognized an impairment loss of $1.1 million on abandoned assets with no resale value. No impairments were recognized in 2010.
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
In determining the fair value of the assets acquired with the purchase of Cyrus Networks in 2010, management utilized several valuation methods:

•
Excess earnings method: This method was used to determine the fair value of customer relationships. This method estimates the present value of future cash flows attributable to the customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

•
Cost method: This method was used to determine the fair value of property, plant and equipment. This method indicates value based on the amount that currently would be required to replace the service capacity of the asset and considers the cost of a buyer to acquire or construct a substitute asset of comparable utility, adjusted for deterioration and obsolescence.

•
Relief-from-royalty: This method, used to determine the fair value of the CyrusOne™ trademark, estimates the present value of royalty expense that could be avoided as a result of owning the respective asset or technology.

In 2011, we finalized the purchase price allocation for Cyrus Networks. No significant changes were made in 2011 to the estimates or assumptions applied in the preliminary purchase price allocation.
Accounting for Taxes
Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2009.
The Company has net operating loss carryforwards at the federal, state, local and foreign levels. Federal tax loss carryforwards are available to offset taxable income in current and future periods. The majority of these tax loss carryforwards will expire between 2021 and 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain.

Form 10-K Part II	Cincinnati Bell Inc.

A valuation allowance of $56.8 million and $58.4 million has been recognized as of December 31, 2012 and 2011, respectively. In 2012, we reduced valuation allowances by $1.6 million primarily based on the expected future utilization of certain state deferred tax assets.
As of December 31, 2012 and 2011, the liability for unrecognized tax benefits was $22.8 million and $21.8 million, respectively. As of December 31, 2012, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $22.3 million. Management does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Accrued penalties related to unrecognized tax benefits are recognized in income tax expense. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
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
Regulatory Taxes
Federal regulatory taxes are assessed on certain of the Company's revenue producing transactions. We recover certain of these taxes by billing the customer, however, billings cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented on a gross basis in sales and cost of services in the consolidated financial statements. In certain instances, the Company does not fully recover these taxes from customers. Revenue associated with regulatory taxes was $22.2 million in 2012, $20.6 million in 2011, and $19.9 million in 2010. Cost of services associated with these taxes was $24.4 million, $22.7 million, and $22.0 million in 2012, 2011, and 2010, respectively. All other federal taxes collected from customers are presented in the consolidated financial statements on a net basis.
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
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary.
In 2011, the Company entered into a new labor agreement with its bargained employees which eliminated future pension credits for certain employees effective January 1, 2012. As a result of this event, we remeasured the projected benefit obligation of the non-management benefit plan and recognized a curtailment loss of $4.2 million in 2011.
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
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2012 and 2011, the discount rate used to value the pension plans was 3.30% and 3.90%, respectively, while the discount rate used to value the postretirement plans was 3.10% and 3.60%. Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2012 and 2011, the estimated long-term rate of return on pension plan assets was 7.75%. The long-term rate of return on postretirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were gains of 15% in 2012, 6% in 2011, and 14% in 2010. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. As of both December 31, 2012 and 2011, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5% and 8.0%, respectively. As of December 31, 2012, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2016.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.
The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2012:

		Pension Benefits		Postretirement and Other Benefits
		Increase/	Increase/	Increase/	Increase/
	% Point	(Decrease) in	(Decrease) in	(Decrease) in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	$28.5/($28.5)	$0.9/($0.9)	$6.2/($5.7)	$0.1/(0.1)
Expected return on assets	+/- 0.5%	n/a	$1.7/($1.7)	n/a	$0.1/(0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$5.4/($4.8)	$0.2/($0.2)
At December 31, 2012 and 2011, unrecognized actuarial net losses were $399.8 million and $411.6 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service period of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 17 years).
Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, "Compensation — Nonretirement Postemployment Benefits". These liabilities are based on our historical termination rates, historical severance costs, as well as management’s expectation of future severance events. As of December 31, 2012 and 2011, accrued employee separation liabilities were $7.8 million and $14.2 million, respectively, resulting largely from projected headcount reductions primarily in our Wireline segment. Further headcount reductions are anticipated in the next few years as we continue to manage our payroll costs to lower levels.
When employee terminations occur, management also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. Our accounting policy is that terminations in a calendar year involving 10% or more of the plan future service years are deemed to be a plan curtailment.

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
As recommended in the NBP, in October 2011 the FCC adopted new rules (Report and Order in WC Docket No. 10-90, FCC 11-161, the "Order") aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. The Order capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms freeze existing high-cost support and provided a mechanism for distributing additional support for price cap companies. The details of the Phase II reforms are still being developed but when finalized will use a combination of competitive bidding and a forward-looking cost model to distribute support in price cap areas. Phase II CAF support will be phased in over a five-year period as Phase I support is phased out. A new Mobility Fund has been established to further the deployment of mobile broadband. The Phase I Mobility Fund will use reverse auctions to allocate an initial amount of money to deploy mobile broadband infrastructure. In addition, funds will be allotted for ongoing operating support under the Phase II Mobility Fund, the details of which must still be developed. Finally, the Order adopted some initial reforms to limit the high-cost support received by rate-of-return carriers.
During 2012 the FCC adopted reforms to the low income support programs in order to control the cost of this portion of the fund and established a pilot program to encourage broadband adoption. The FCC also considered major reforms to the USF contribution mechanism to improve the efficiency, fairness and sustainability of system, but stopped short of adopting major changes.
The price cap carrier changes adopted in 2011 froze CBT's existing high cost support of approximately $0.8 million. CBT is eligible to receive this frozen support until the Phase II program is implemented. It is unlikely that the Company will receive significant Phase II CAF support. The reforms to the low income programs had minor impact on CBT and CBW. Although adoption of a new funding mechanism could have significant impacts for the Company, the FCC is unlikely to adopt any major changes in the near term.
Intercarrier Compensation
Current rules specify different means of compensating carriers for the use of their networks depending on the type of traffic and technology used by the carriers. As the NBP recommended in October 2011, in conjunction with its reform of the USF high cost support program, the FCC adopted comprehensive reforms to the switched access and reciprocal compensation rules. The end point of the reforms is a bill-and-keep system under which all per-minute intercarrier charges are eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Beginning in 2012, terminating switched access and reciprocal compensation rates are phased out over a six-year period for CBT and other price cap carriers and over a nine-year period for rate-of-return carriers. The plan establishes a mechanism whereby ILECs are permitted to recover some of the lost revenue from increased end-user charges and support from the newly created Connect America Fund. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. The impact of these reforms for the Company will primarily fall on CBT. The impact in 2012 was relatively insignificant, but the impact will increase each year during the six-year transition to bill-and-keep. The Company's terminating switched access and reciprocal compensation revenue subject to these rules was estimated to be less than $7 million in total, and will be phased out to zero over the six-year transition period. The potential to offset these losses via increased end-user charges will primarily depend on competitive conditions in the ILEC operating area.
Special Access
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. The special access review proceeding examines the entire special access pricing structure, including whether or not to reinstate an earnings cap and whether the pricing flexibility rules should be modified. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. The data will be collected in 2013 and the impact of any action by the FCC in this proceeding is still uncertain and likely several years away.
VoIP
Although the FCC does not classify VoIP services as telecommunications services or information services, it has applied many traditional telecommunications service obligations to VoIP service providers, including, among others, 911, universal service funding, local number portability, telecommunications relay service, and regulations governing customer proprietary network information. In November 2010, the FCC declared that states may levy USF assessments on nomadic VoIP service intrastate revenue. Since that time, an increasing number of states have required VoIP providers to register with the state and have extended USF assessments to interconnected VoIP services. The USF /Intercarrier Compensation Order adopted by the FCC in the fourth quarter of 2011 brought VoIP - Public Switched Telephone Network ("PSTN") traffic under the intercarrier compensation framework and established transitional default intercarrier compensation rates for toll VoIP-PSTN traffic under interstate access rates, effectively preempting state authority to subject this traffic to intrastate access charges. These changes have had relatively insignificant and offsetting impacts within the Company.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In 2009, the FCC opened a proceeding to codify the “net neutrality” principles established in the 2005 policy statement. However, in April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that require broadband providers to publicly disclose network management practices, restrict them from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. Although appeals of these rules are pending, the rules took effect in 2011, and our Wireline and Wireless operations implemented procedures to comply with the rules.
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
In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011 and CBT implemented a rate increase for basic local exchange service in all of its Ohio exchanges beginning in the first quarter of 2011 and 2012. Furthermore, the legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011.
CBT entered into its existing alternative regulation plan in Kentucky in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, basic local exchange service prices were capped in exchange for earnings freedom and pricing flexibility on other retail services. The caps on basic local exchange service prices expired in July 2011 and CBT increased rates for basic local exchange service for residential lines in December 2011 and January 2013 and business lines in January 2012.

Ohio and Kentucky Cable Franchises
The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has reached an agreement with eight franchising authorities in Kentucky.

Recently Issued Accounting Standards
Refer to Note 2 of the Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the years ended December 31, 2012, 2011 or 2010.
Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•
the Company's substantial debt could limit its ability to fund operations, raise additional capital, and have a material adverse effect on its ability to fulfill its obligations and on its businesses and prospects generally;

•	the credit facilities and other indebtedness impose significant restrictions on the Company;

•	the Company depends on its revolving credit and accounts receivable facilities to provide for its financing requirements in excess of amounts generated by operations;

•	the servicing of the Company's indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control;

Form 10-K Part II	Cincinnati Bell Inc.

•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;

•	the Company's access lines, which generate a significant portion of its cash flows and profits are decreasing in number;

•	the Company's wireless subscribers are decreasing in number;

•	the Company operates in highly competitive industries, and its customers may not continue to purchase services, which could result in reduced revenue and loss of market share;

•	the Company generates a substantial portion of its revenue by serving a limited geographic area;

•
the regulation of the Company's businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses;

•
maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks would have a material impact on its market share and ability to generate revenue;

•
maintenance of CBW's wireless network, growth in the wireless business, or the addition of new wireless products and services may require CBW to obtain additional spectrum and transmitting sites which may not be available or be available only on less than favorable terms;

•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company's success in the telecommunications industry;

•
the Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues and/or increased costs;

•
the loss or significant reduction in business from one or more large customers could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company's business;

•	the Company depends on a number of third party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers;

•	a failure of back-office information technology systems could adversely affect the Company's results of operations and financial condition;

•	the business could be negatively impacted by cybersecurity threats;

•	the loss of any of the senior management team or attrition among key sales associates could adversely affect the Company's business, financial condition, results of operations, and cash flows;

•	the Company has a significant investment in CyrusOne;

•	the Company no longer controls CyrusOne;

•	CyrusOne may encounter difficulties in executing its strategic plans;
•	a small number of customers account for a significant portion of CyrusOne's revenues;

•	CyrusOne's performance and value are subject to risks associated with real estate assets and with the real estate industry;

•
if CyrusOne does not qualify as a REIT, or fails to remain qualified as a REIT, they will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which will reduce the amount of cash available for distribution to their stockholders;

•	CyrusOne's cash available for distribution to stockholders may not be sufficient to make distributions at expected levels;

•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;

•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;

•	the Company's future cash flows could be adversely affected it it is unable to realize its deferred tax assets;

•	adverse changes in the value of assets or obligations associated with the Company's employee benefit plans could negatively impact shareowners' deficit and liquidity;

Form 10-K Part II	Cincinnati Bell Inc.

•
third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products;

•	third parties may infringe upon the Company's intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury;

•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health, and human safety laws.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its credit facilities and changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2012 and 2011, the Company held no derivative financial instruments. As of December 31, 2012 the Company had variable-rate borrowings of $52.0 million under the Receivables Facility, the interest on which varies with changes in commercial paper and LIBOR rates. A hypothetical increase or decrease of one percentage point in the rates of commercial paper and LIBOR would increase or decrease our annual interest expense on the Receivables Facility by approximately $0.5 million, assuming no additional borrowings or repayments are made under this Facility. The Company had no variable-rate borrowings as of December 31, 2011.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2012 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$—	$500.0	$2,008.4	$2,508.4	$2,646.1
Weighted average interest rate on fixed-rate debt	—	—	—	—	8.3%	7.8%	7.9%	—
Variable-rate debt:	—	$52.0	—	—	—	—	$52.0	$52.0
Average interest rate on variable-rate debt (1)	—	1.4%	—	—	—	—	1.4%	—
(1) Based on the average rate in effect during 2012.
At December 31, 2011, the carrying value and fair value of fixed-rate debt was $2,395.1 million and $2,316.4 million, respectively.
Foreign Currency Risk
Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, gas utilized primarily by our field operations group, and network and building materials, such as steel, fiber and copper, used in the construction of our networks. As of December 31, 2012, CyrusOne had a contract to purchase 14 MW of electricity at fixed prices for use in one of its Houston data centers through March 31, 2013. As of February 28, 2013, we have not entered into any forward contracts or other financial instruments to mitigate the risk of commodity price risk.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 28, 2013

/s/ Theodore H. Torbeck
Theodore H. Torbeck
President and Chief Executive Officer

/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 28, 2013

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income/(loss), shareowners’ deficit and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 28, 2013

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$23.6	$73.7
Receivables, less allowances of $13.3 and $11.6	199.0	179.4
Inventory, materials and supplies	30.7	23.8
Deferred income taxes	26.8	30.2
Prepaid expenses	11.8	11.2
Other current assets	11.6	2.7
Total current assets	303.5	321.0
Property, plant and equipment, net	1,587.4	1,400.5
Goodwill	290.6	290.6
Intangible assets, net	196.8	216.9
Deferred income taxes	407.8	423.5
Other noncurrent assets	86.3	62.2
Total assets	$2,872.4	$2,714.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.4	$13.0
Accounts payable	135.6	133.4
Unearned revenue and customer deposits	51.2	48.2
Accrued taxes	21.6	15.5
Accrued interest	41.3	45.6
Accrued payroll and benefits	52.1	52.6
Other current liabilities	40.2	48.1
Total current liabilities	355.4	356.4
Long-term debt, less current portion	2,676.0	2,520.6
Pension and postretirement benefit obligations	362.7	389.9
Other noncurrent liabilities	176.5	163.0
Total liabilities	3,570.6	3,429.9
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2012 and 2011; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 202,960,430 and 196,322,649 shares issued; 202,468,710 and 195,721,796 shares outstanding at December 31, 2012 and 2011	2.0	2.0
Additional paid-in capital	2,590.9	2,584.6
Accumulated deficit	(3,208.8)	(3,220.0)
Accumulated other comprehensive loss	(209.7)	(208.9)
Common shares in treasury, at cost	(2.0)	(2.3)
Total shareowners’ deficit	(698.2)	(715.2)
Total liabilities and shareowners’ deficit	$2,872.4	$2,714.7

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue
Services	$1,272.8	$1,250.8	$1,199.3
Products	201.1	211.6	177.7
Total revenue	1,473.9	1,462.4	1,377.0
Costs and expenses
Cost of services, excluding items below	489.9	464.3	413.9
Cost of products sold, excluding items below	204.7	213.0	190.6
Selling, general and administrative	269.5	263.1	270.9
Depreciation and amortization	217.4	199.5	179.5
Restructuring charges	3.4	12.2	13.7
Curtailment loss	—	4.2	—
Gain on sale or disposal of assets	(1.6)	(8.4)	—
Impairment of goodwill	—	50.3	—
Impairment of assets, excluding goodwill	14.2	2.1	—
Transaction costs	6.3	2.6	9.1
Total operating costs and expenses	1,203.8	1,202.9	1,077.7
Operating income	270.1	259.5	299.3
Interest expense	218.9	215.0	185.2
Loss on extinguishment of debt	13.6	—	46.5
Other expense, net	1.7	0.9	0.4
Income before income taxes	35.9	43.6	67.2
Income tax expense	24.7	25.0	38.9
Net income	11.2	18.6	28.3
Preferred stock dividends	10.4	10.4	10.4
Net income applicable to common shareowners	$0.8	$8.2	$17.9
Basic earnings per common share	$0.00	$0.04	$0.09
Diluted earnings per common share	$0.00	$0.04	$0.09

Weighted-average common shares outstanding (millions)
Basic	197.0	196.8	201.0
Diluted	204.7	200.0	204.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$11.2	$18.6	$28.3
Other comprehensive income/(loss), net of tax:
Foreign currency translation loss	—	(0.1)	—
Defined benefit plans:
Net loss arising during the period, net of tax of $5.1, $30.9, $13.9	(9.2)	(56.5)	(25.1)
Amortization of prior service costs included in net income, net of tax of $4.8, $4.7, $4.6	(8.3)	(8.2)	(8.0)
Amortization of net loss included in net income, net of tax of $(9.5), $(7.6), $(5.3)	16.7	13.2	9.2
Reclassification adjustment for curtailment loss included in net income, net of tax of $(1.5)	—	2.7	—
Total other comprehensive loss, net of tax	(0.8)	(48.9)	(23.9)
Total comprehensive income/(loss)	$10.4	$(30.3)	$4.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2009	3.1	$129.4	201.0	$2.0	$2,619.7	$(3,266.9)	$(136.1)	(0.7)	$(2.7)	$(654.6)
Net income	—	—	—	—	—	28.3	—	—	—	28.3
Other comprehensive loss	—	—	—	—	—	—	(23.9)	—	—	(23.9)
Shares issued under employee plans	—	—	1.9	—	0.5	—	—	0.2	0.6	1.1
Shares purchased under employee plans and other	—	—	(0.6)	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Repurchase and retirement of shares	—	—	(4.0)	—	(10.0)	—	—	—	—	(10.0)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2010	3.1	129.4	198.3	2.0	2,601.5	(3,238.6)	(160.0)	(0.5)	(2.1)	(667.8)
Net income	—	—	—	—	—	18.6	—	—	—	18.6
Other comprehensive loss	—	—	—	—	—	—	(48.9)	—	—	(48.9)
Shares issued under employee plans	—	—	1.5	—	0.4	—	—	—	0.1	0.5
Shares purchased under employee plans and other	—	—	(0.2)	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Repurchase and retirement of shares	—	—	(3.3)	—	(10.5)	—	—	(0.1)	(0.3)	(10.8)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2011	3.1	129.4	196.3	2.0	2,584.6	(3,220.0)	(208.9)	(0.6)	(2.3)	(715.2)
Net income	—	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	—	(0.8)
Shares issued under employee plans	—	—	5.2	—	14.5	—	—	—	—	14.5
Shares purchased under employee plans and other	—	—	—	—	(2.8)	—	—	—	—	(2.8)
Stock-based compensation	—	—	—	—	5.2	—	—	—	—	5.2
Exercise of warrants	—	—	1.5	—	0.1	—	—	—	—	0.1
Retirement of shares	—	—	—	—	(0.3)	—	—	0.1	0.3	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2012	3.1	$129.4	203.0	$2.0	$2,590.9	$(3,208.8)	$(209.7)	(0.5)	$(2.0)	$(698.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$11.2	$18.6	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217.4	199.5	179.5
Loss on extinguishment of debt	13.6	—	46.5
Gain on sale of assets	(1.6)	(8.4)	—
Impairment of goodwill and other assets	14.2	52.4	—
Provision for loss on receivables	13.9	13.9	15.2
Noncash portion of interest expense	7.8	7.7	8.0
Deferred income tax expense, including valuation allowance change	21.6	24.9	38.2
Pension and other postretirement benefits in excess of expense	(28.4)	(19.5)	(10.7)
Stock-based compensation	5.2	4.1	3.3
Excess tax benefit for share based payments	(2.4)	—	—
Other, net	(1.4)	(3.7)	(3.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(33.6)	(10.6)	(26.7)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(14.5)	(5.9)	22.2
(Decrease) increase in accounts payable	(6.9)	19.2	4.6
(Decrease) increase in accrued and other current liabilities	(10.0)	(0.5)	4.0
Decrease (increase) in other noncurrent assets	4.6	1.1	(5.4)
Increase (decrease) in other noncurrent liabilities	2.0	(2.9)	(3.5)
Net cash provided by operating activities	212.7	289.9	300.0
Cash flows from investing activities
Capital expenditures	(367.2)	(255.5)	(149.7)
Acquisitions of businesses, net of cash acquired	—	—	(526.7)
Proceeds from sale of assets	1.6	11.5	—
Increase in restricted cash	(11.1)	—	—
Release of restricted cash	4.9	—	—
Other, net	—	(0.7)	0.9
Net cash used in investing activities	(371.8)	(244.7)	(675.5)
Cash flows from financing activities
Proceeds from issuance of long-term debt	525.0	—	2,134.3
Increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	52.0	0.4	(85.9)
Repayment of debt	(442.4)	(11.5)	(1,554.5)
Debt issuance costs	(20.9)	(0.8)	(42.6)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
CyrusOne stock issuance costs	(5.7)	—	—
Common stock repurchase	(0.3)	(10.4)	(10.0)
Proceeds from exercise of options and warrants	12.1	0.4	0.5
Excess tax benefit for share based payments	2.4	—	—
Financing obligations and other, net	(2.8)	(16.5)	(1.6)
Net cash provided by (used in) financing activities	109.0	(48.8)	429.8
Net (decrease) increase in cash and cash equivalents	(50.1)	(3.6)	54.3
Cash and cash equivalents at beginning of year	73.7	77.3	23.0
Cash and cash equivalents at end of year	$23.6	$73.7	$77.3
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we" ,"our","us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio and Texas areas. An economic downturn or natural disaster occurring in this, or a portion of this, limited operating territory could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Revenue derived from foreign operations is less than 1% of consolidated revenue.
As of December 31, 2012, the Company managed its business by product and service offerings in four segments: Wireline, Wireless, IT Services and Hardware and Data Center Colocation. On January 24, 2013, we completed the IPO of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, we now own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. The Company may redeem its CyrusOne LP units into common stock of CyrusOne on a one-to-one basis, or for cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 17, 2014. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, comprehensive income/(loss), financial position, and cash flows for each period presented.
Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments over which the Company exercises significant influence are recorded under the equity method. As of December 31, 2012 and 2011, the Company had no equity method investments. Investments in which we own less than 20% of the ownership interests and cannot exercise significant influence over the investee’s operations are recorded at cost.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; the valuation of goodwill and intangibles. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Cash and Cash Equivalents — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one large customer that exceed 10% of the outstanding accounts receivable balance at December 31, 2012 and 2011. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2012 and 2011, unbilled receivables totaled $26.0 million and $26.8 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.

Form 10-K Part II	Cincinnati Bell Inc.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of wireless handsets, wireline network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements which extend an asset's useful life or increase its functionality are capitalized and depreciated over the asset's remaining life. The majority of the Wireline network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. The estimated life of the group changes as the composition of the group of assets and their related lives change. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.
Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized. The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The estimated removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as income or loss on disposition.
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
Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $2.7 million and $2.9 million as of December 31, 2012 and 2011, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
Leases — Certain property and equipment are leased. At lease inception, the lease terms are assessed to determine if the transaction should be classified as a capital or operating lease. Several of the buildings used in our former data center operations were leased facilities. When we were involved in the construction of structural improvements to the leased property, we were deemed the accounting owner of leased real estate. In these instances, we bore substantially all the construction period risk, such as managing or funding construction. These transactions generally did not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.

Form 10-K Part II	Cincinnati Bell Inc.

At inception, the fair value of the real estate, which generally consisted of a building shell, and our associated obligation was recorded as construction in progress. As construction progressed, the value of the asset and obligation was increased by the fair value of the structural improvements. When construction was completed, the asset was placed in service and depreciation commenced. Leased real estate was depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term.
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
Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are generally in excess of the related handset and activation revenue. Revenue from termination fees are recognized when collection is deemed reasonably assured.
IT Services and Hardware — Professional services, including product installations, are recognized as the service is provided. Maintenance services on telephony equipment are deferred and recognized ratably over the term of the underlying customer contract, generally one to four years.
Equipment revenue is recognized upon the completion of our contractual obligations, such as shipment, delivery, installation, or customer acceptance. Installation service revenue is generally recognized when installation is complete. The revenue recognition guidance in ASC 605 is applied. We have vendor specific evidence of selling price for installation services, as we sell these services on a standalone basis.

Form 10-K Part II	Cincinnati Bell Inc.

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
Data Center Colocation — Data center colocation rentals are generally billed monthly in advance and some contracts have escalating payments over the non-cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other current and noncurrent assets in the accompanying Consolidated Balance Sheets.
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying Consolidated Statements of Operations. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the customer relationship, unless the pattern of service suggests otherwise.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits.
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $16.6 million, $18.4 million, and $22.0 million in 2012, 2011, and 2010, respectively.
Legal Expenses — In the normal course of business, the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals are recorded once determined to be both probable and estimable.
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

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2012, 2011, and 2010 were $22.2 million, $20.6 million, and $19.9 million, respectively. The amounts expensed for 2012, 2011, and 2010 were $24.4 million, $22.7 million, and $22.0 million, respectively. We record all other federal taxes collected from customers on a net basis.
Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the required service period, generally defined as the applicable vesting period. For awards which contain a performance condition, compensation expense is recognized over the service period, when achievement of the performance condition is deemed probable. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. Our accounting policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. We have also granted employee awards to be ultimately paid in cash which are indexed to the change in the Company’s common stock price. These awards are adjusted to the fair value of the Company's common stock, and the adjusted fair value is expensed on a pro-rata basis over the vesting period. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.
Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income/(loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions, are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 17 years).
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

Form 10-K Part II	Cincinnati Bell Inc.

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
Foreign Currency Translation and Transactions — The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive income/(loss). Gains and losses arising from foreign currency transactions are recorded in other income (expense) in the period incurred.
2.    Recently Issued Accounting Standards
In February 2013, the FASB amended the guidance in ASC 220 on comprehensive income. The new guidance will require additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, cross references to other disclosures will be required. We will be required to adopt this new guidance beginning with our interim financial statements for the three months ended March 31, 2013.
In July 2012, the FASB amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the revised guidance, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests. We adopted this guidance for the year ended December 31, 2012. The adoption of this guidance did not have a material impact on the Company's financial statements.
In September 2011, the FASB amended the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The Company adopted this guidance beginning with its interim financial statements for the three months ended March 31, 2012. The adoption of this accounting standard did not have a material impact on the Company's financial statements.
In June 2011, the FASB issued new guidance under ASC 220 regarding the presentation of comprehensive income in financial statements. An entity has the option to present the components of net income and other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. In March 2012, we adopted this accounting standard by presenting a separate statement of other comprehensive income (loss) in our financial statements.

3.	Acquisitions and Dispositions
Acquisition of Cyrus Networks, LLC
On June 11, 2010, the Company purchased Cyrus Networks, LLC ("Cyrus Networks"), a data center operator based in Texas, for approximately $526 million, net of cash acquired, which was subsequently merged into its subsidiary CyrusOne. The purchase of Cyrus Networks was accounted for as a business combination under the acquisition method. Management completed the purchase price allocation early in 2011.

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes the allocation of the assets acquired and liabilities assumed at the acquisition date:

(dollars in millions)
Assets acquired
Receivables	$10.4
Other current assets	0.5
Property, plant and equipment	153.6
Goodwill	269.6
Intangible assets	138.0
Other noncurrent assets	0.1
Total assets acquired	572.2
Liabilities assumed
Accounts payable	3.1
Unearned revenue and customer deposits	7.7
Accrued taxes	1.5
Accrued payroll and benefits	0.7
Other current liabilities	0.8
Noncurrent liabilities	32.1
Total liabilities assumed	45.9
Net assets acquired	$526.3
As required under ASC 805, we valued the assets acquired and liabilities assumed at fair value. Management determined the fair value of property, plant and equipment, identifiable intangible assets and noncurrent liabilities with the assistance of an independent valuation firm. All other fair value determinations were made solely by management.
The following unaudited pro forma consolidated results assume the acquisition of Cyrus Networks was completed as of the beginning of the year ended December 31, 2010:

(dollars in millions, except per share amounts)	2010
Revenue	$1,408.6
Net income	23.3
Earnings per share:
Basic earnings per common share	$0.06
Diluted earnings per common share	0.06
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
Disposition of Cincinnati Bell Complete Protection Inc. Assets
On August 1, 2011, we sold substantially all of the assets associated with our home security monitoring business for $11.5 million. The pre-tax gain recognized on the sale of these assets was $8.4 million. The operating results of this business, which were included within the Wireline segment prior to its sale, were immaterial to our consolidated financial statements for the years ended December 31, 2011 and 2010.

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
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2012	2011	2010
Numerator:
Net income	$11.2	$18.6	$28.3
Preferred stock dividends	10.4	10.4	10.4
Income applicable to common shareowners - basic and diluted	$0.8	$8.2	$17.9
Denominator:
Weighted-average common shares outstanding - basic	197.0	196.8	201.0
Warrants	4.5	0.4	0.6
Stock-based compensation arrangements	3.2	2.8	2.4
Weighted-average common shares outstanding - diluted	204.7	200.0	204.0
Basic earnings per common share	$0.00	$0.04	$0.09
Diluted earnings per common share	$0.00	$0.04	$0.09
For the years ended December 31, 2012, 2011, and 2010, awards under our stock-based compensation plans for common shares of 5.3 million, 11.4 million, and 14.5 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

5.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2012	2011
Land and rights-of-way	$49.7	$30.9	20	-	Indefinite
Buildings and leasehold improvements	895.9	736.2	3	-	50
Network equipment	2,858.4	2,701.3	2	-	50
Office software, furniture, fixtures and vehicles	133.8	129.3	3	-	14
Construction in process	78.6	78.3	n/a
Gross value	4,016.4	3,676.0
Accumulated depreciation	(2,429.0)	(2,275.5)
Property, plant and equipment, net	$1,587.4	$1,400.5
Depreciation expense on property, plant and equipment was $198.8 million, $180.4 million, and $167.9 million in 2012, 2011, and 2010, respectively. Approximately 87%, 84%, and 82% of "Depreciation," as presented in the Consolidated Statements of Operations in 2012, 2011, and 2010, respectively, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which, however, fall within the range of 9 to 22 years.
During the year ended December 31, 2012, an asset impairment loss of $11.8 million was recognized in the Data Center Colocation segment on certain leasehold improvements at data centers acquired in the GramTel acquisition. Also during 2012,

Form 10-K Part II	Cincinnati Bell Inc.

asset impairment losses of $0.4 million and $0.5 million were recognized in the Wireless and Wireline segments, respectively. The Wireless impairment loss was associated with abandoned assets that have no resale market, and the Wireline impairment loss was associated with an out-of-territory fiber network. During 2011, asset impairment losses of $1.1 million and $1.0 million were recognized in the Wireless and Wireline segments, respectively, on abandoned assets that had no resale market. No asset impairment losses were recognized in 2010.
As of December 31, 2012 and 2011, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles include $244.1 million and $222.7 million, respectively, of assets accounted for as capital leases or financing arrangements. Amortization of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

6.    Goodwill and Intangible Assets
Goodwill
At December 31, 2012 and 2011, the gross value of goodwill was $340.9 million. Accumulated impairment losses were $50.3 million at December 31, 2012 and 2011.
The changes in the carrying amount of goodwill, net of accumulated impairment losses, for the years ended December 31, 2012 and 2011 are as follows:

			Data Center	IT Services
(dollars in millions)	Wireless	Wireline	Colocation	and Hardware	Total
Balance as of December 31, 2010	$50.3	$12.6	$276.3	$2.5	$341.7
Impairment	(50.3)	—	—	—	(50.3)
Disposition of home security business assets	—	(0.8)	—	—	(0.8)
Balance as of December 31, 2011	—	11.8	276.3	2.5	290.6
Impairment	—	—	—	—	—
Balance as of December 31, 2012	$—	$11.8	$276.3	$2.5	$290.6
In 2011, we recognized a goodwill impairment loss in the Wireless business segment. The impairment loss arose from declines in revenues and wireless subscribers. See Note 9 for further information on how fair value of the reporting unit was estimated.
In 2011, we sold substantially all the assets of our home security monitoring business for a gain of $8.4 million. Goodwill of $0.8 million was associated with the assets sold and included within "Gain on sale or disposal of assets" in the Consolidated Statements of Operations. This business was historically included within the Wireline segment.
Intangible Assets Not Subject to Amortization
As of December 31, 2012 and 2011, intangible assets not subject to amortization consist solely of FCC wireless spectrum licenses with a carrying value of $88.2 million. These licenses are subject to renewal every 10 years for a nominal fee. The next renewal date is in 2015.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization consist of customer relationships, trademarks and a favorable leasehold interest. For the year ended December 31, 2012, an impairment loss of $1.5 million was recognized by the Data Center Colocation segment on a customer relationship intangible that was obtained with the 2007 GramTel acquisition. No impairments were recognized on intangible assets subject to amortization in 2011 or 2010.

Form 10-K Part II	Cincinnati Bell Inc.

Summarized below are the carrying values for the major classes of intangible assets subject to amortization:

	Weighted-
	Average	December 31, 2012		December 31, 2011
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships
Wireline	10	$7.0	$(4.9)	$7.0	(4.2)
Wireless	9	8.7	(8.1)	8.7	(7.6)
Data Center Colocation	15	129.5	(36.8)	136.6	(26.4)
IT Services and Hardware	5	2.0	(2.0)	2.0	(2.0)
		147.2	(51.8)	154.3	(40.2)
Trademarks
Wireless	7	6.2	(2.8)	6.2	(1.5)
Data Center Colocation	15	7.4	(1.3)	7.4	(1.3)
		13.6	(4.1)	13.6	(2.8)
Favorable leasehold interest
Data Center Colocation	56	3.9	(0.2)	3.9	(0.1)

		$164.7	$(56.1)	$171.8	$(43.1)
Amortization expense for intangible assets subject to amortization was $18.6 million in 2012, $19.1 million in 2011, and $11.6 million in 2010.
The following table presents estimated amortization expense for 2013 through 2017:

(dollars in millions)
2013	$18.8
2014	18.4
2015	15.6
2016	12.4
2017	10.2

Form 10-K Part II	Cincinnati Bell Inc.

7.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2012	2011
Current portion of long-term debt:
Capital lease obligations and other debt	$13.4	$13.0
Current portion of long-term debt	13.4	13.0
Long-term debt, less current portion:
Receivables facility	52.0	—
7% Senior Notes due 2015	—	250.4
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	683.9	775.0
CyrusOne 6 3/8% Senior Notes due 2022	525.0	—
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	207.5
Capital lease obligations and other debt	123.1	131.4
	2,683.5	2,529.3
Net unamortized discount	(7.5)	(8.7)
Long-term debt, less current portion	2,676.0	2,520.6
Total debt	$2,689.4	$2,533.6
Corporate Credit Agreement
On November 20, 2012, the Company entered into a new corporate credit agreement ("Corporate Credit Agreement") which provides for a $200 million revolving credit facility, with a sublimit of $30 million for letters of credit and a $25 million sublimit for swingline loans. The Corporate Credit Agreement has a maturity date of July 15, 2017. Borrowings under the Corporate Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company. Upon issuance of the Corporate Credit Agreement, the Company's former revolving credit facility was terminated. Availability under the new revolving credit facility is subject to customary borrowing conditions.
Borrowings under the Corporate Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for advances under the revolving facility is based on certain financial ratios and ranges between 3.50% and 4.25% for LIBOR rate advances and 2.50% and 3.25% for base rate advances. As of December 31, 2012, the applicable margin was 4.25% for LIBOR rate advances and 3.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.
The original revolving commitments under the Corporate Credit Agreement will be permanently reduced by the lesser of (i) the amount of net cash proceeds from the first sale by the Company of its equity interests in CyrusOne or CyrusOne LP to occur after the IPO of common stock of CyrusOne and (ii) $50 million, provided that such sale occurs by December 31, 2014. If such sale has not occurred by that date, the original revolving commitments will be permanently reduced to $150 million. In addition, the original revolving commitments will be further reduced to $125 million on December 31, 2015.
The Company is required to use 100% of the net cash proceeds of sales (other than certain excluded dispositions) of property and assets, firstly, to prepay outstanding loans under the Corporate Credit Agreement and secondly, at the Company's election, to prepay outstanding indebtedness that is eligible for prepayment or redemption at a fixed price under the terms of the documentation governing such indebtedness or to make contributions to underfunded pensions plans, subject to, in the case of sales other than sales of the Company's equity interests in CyrusOne and CyrusOne LP, customary reinvestment rights and an exception for the first $25 million of such proceeds in each fiscal year. The Company is subject to a similar requirement in the event of casualty or condemnation of property and assets. Voluntary prepayments of the Corporate Credit Agreement will be permitted at any time without prepayment penalty, other than breakage and redeployment costs in the case of prepayment of LIBOR rate loans.

Form 10-K Part II	Cincinnati Bell Inc.

All existing and future subsidiaries of the Company (other than Cincinnati Bell Telephone Company LLC, Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), Cincinnati Bell Shared Services LLC, Cincinnati Bell Extended Territories LLC, CBMSM Inc. and its direct and indirect subsidiaries, and the Company's joint ventures, subsidiaries prohibited by applicable law from becoming guarantors and foreign subsidiaries) are required to guarantee borrowings under the Corporate Credit Agreement. Debt outstanding under the Corporate Credit Agreement is secured by perfected first priority pledges of and security interests in (i) substantially all of the equity interests of the Company's U.S. subsidiaries (other than subsidiaries of non-guarantors of the Corporate Credit Agreement) and 66% of the equity interests in the first-tier foreign subsidiaries held by the Company and the guarantors under the Corporate Credit Agreement, (ii) certain personal property and intellectual property of the Company and its subsidiaries (other than that of non-guarantors of the Corporate Credit Agreement and certain other excluded property) and (iii) the Company's equity interests in CyrusOne and CyrusOne LP, both of which, together with their respective subsidiaries, are treated as non-subsidiaries of the Company and are not guarantors for purposes of the Corporate Credit Agreement.
The Corporate Credit Agreement contains financial covenants that require the Company to maintain certain leverage and interest coverage ratios and comply with annual limitations on capital expenditures. The Corporate Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.
The Corporate Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If an event of default occurs and is continuing, no additional borrowings will be available until the default is waived or cured.
As of December 31, 2012 and 2011, there were no borrowings under the Corporate Credit Agreement or the prior revolving credit facility.
The Company pays commitment fees for the unused amount of borrowings on the Corporate Credit Agreement, the prior revolving credit facility, and letter of credit fees on outstanding letters of credit. The commitment fees are calculated based on the total leverage ratio and range between 0.500% and 0.625% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. These fees were $1.6 million in 2012 and $2.3 million in 2011 and 2010.
CyrusOne Credit Agreement
On November 20, 2012, CyrusOne entered into a credit agreement (the “CyrusOne Credit Agreement”) which provides for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The CyrusOne Credit Agreement has a maturity date of November 20, 2017. Borrowings under the CyrusOne Credit Agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.
Borrowings under the CyrusOne Credit Agreement bear interest, at CyrusOne's election, at a rate per annum equal to LIBOR or a base rate plus an applicable margin equal to, in the case of LIBOR borrowings, 3.50% per annum and, in the case of base rate borrowings, 2.50% per annum, subject to periodic adjustment for changes in the total net leverage ratio of CyrusOne.
The CyrusOne Credit Agreement will be guaranteed by CyrusOne and certain of its subsidiaries. The obligations under the CyrusOne Credit Agreement will be secured by, subject to certain exceptions, the capital stock of certain subsidiaries of CyrusOne, certain intercompany debt and the tangible and other intangible assets of CyrusOne and certain of its subsidiaries.
The CyrusOne Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents of CyrusOne. and its subsidiaries and dispose of assets or subsidiaries. In addition, the CyrusOne Credit Agreement requires CyrusOne to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. The indenture permits dividends and distributions necessary for

Form 10-K Part II	Cincinnati Bell Inc.

CyrusOne to maintain its status as a real estate investment trust. Notwithstanding the limitations set forth above, CyrusOne will be permitted, subject to the terms and conditions of the CyrusOne Credit Agreement, to distribute to its shareholders cash dividends in an amount not to exceed 95% of its adjusted funds from operations for any period.
The CyrusOne Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by CyrusOne.
As of December 31, 2012, there were no borrowings on the CyrusOne Credit Agreement.
CyrusOne pays commitment fees for the unused amount of borrowings on the CyrusOne Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the CyrusOne Credit Agreement were immaterial in 2012.
Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $105.0 million as of December 31, 2012. CBT, CBET, Cincinnati Bell Wireless, LLC ("CBW"), Cincinnati Bell Any Distance Inc. ("CBAD"), Cincinnati Bell Any Distance of Virginia LLC, CBTS, and eVolve Business Solutions LLC ("eVolve") all participate in this facility. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2012, the available borrowing capacity was $90.6 million. On October 1, 2012, the Company and CBF amended the Receivables Facility to remove CyrusOne as an originator and to remove the CyrusOne receivables from the financing provided under the Receivables Facility.
The transferors sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewal every 364 days, and in any event expires in June 2014. In the event the Receivables Facility is not renewed, management believes it would be able to refinance any outstanding borrowings under the Corporate Credit Agreement.
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
At December 31, 2012, the Company had $52.0 million of borrowings and $6.3 million letters of credit outstanding on this facility, leaving $32.3 million remaining on the available borrowing capacity of $90.6 million. A portion of interest on the Receivables Facility is based on the commercial paper rate plus 1.10%, and the remaining portion of interest on the Receivables Facility is based on the LIBOR rate plus 1.10%. There were nominal borrowings and repayments on the Receivables Facility in 2011. The average interest rate on the Receivables Facility was 1.4% in 2012. The Company pays commitment fees for the unused amount of borrowings on the securitization facility, and letter of credit fees on this facility. These fees were $0.7 million in 2012 and 2011, and $0.6 million in 2010.

Form 10-K Part II	Cincinnati Bell Inc.

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
Interest on the 8 1/4% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2010. The 8 1/4% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate Credit Agreement is also a guarantor of the 8 1/4% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 1/4% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 1/4% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.
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
Interest on the 8 3/4% Senior Subordinated Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4% Senior Subordinated Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate Credit Agreement is also a guarantor of the 8 3/4% Senior Subordinated Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/4% Senior Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/4% Senior Subordinated Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.
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

Form 10-K Part II	Cincinnati Bell Inc.

8 3/8% Senior Notes due 2020
In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020 ("8 3/8% Senior Notes"). The net proceeds of $779.3 million, after premiums, were used to redeem $756.2 million of the Company’s Tranche B Term Loan. The 8 3/8% Senior Notes are fixed rate bonds to maturity. In the fourth quarter of 2012, the Company conducted a tender offer and redeemed $91.1 million of the 8 3/8% Senior Notes.
Interest on the 8 3/8% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2011. The 8 3/8% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate Credit Agreement is also a guarantor of the 8 3/8% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 3/8% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35 million.
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
7 1/4% Senior Notes due 2023
In 1993, the Company issued $50 million of 7 1/4% Senior Notes due 2023 ("7 1/4% Senior Notes"). The indenture related to these 7 1/4% Senior Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Senior Notes equally and ratably with the indebtedness or obligations secured by such liens. The 7 1/4% Senior Notes are collateralized on a basis consistent with the Corporate Credit Agreement. Interest on the 7 1/4% Senior Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Senior Notes prior to maturity. The indenture governing the 7 1/4% Senior Notes provides for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument that exceeds $20 million.
CyrusOne 6 3/8% Senior Notes due 2022
On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“CyrusOne 6 3/8% Senior Notes”). The CyrusOne 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The CyrusOne 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The CyrusOne 6 3/8% Senior Notes are guaranteed on a joint and several basis by CyrusOne and certain of its subsidiaries. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The CyrusOne 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuers that does not guarantee the Notes.
The CyrusOne 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013, to persons who are registered holders of the CyrusOne 6 3/8% Senior Notes on the immediately preceding May 1 and November 1, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

The indenture governing the CyrusOne 6 3/8% Senior Notes limits the ability of CyrusOne LP and its restricted subsidiaries to incur indebtedness, encumber their assets, enter into sale and leaseback transactions, make restricted payments, create dividend restrictions and other payment restrictions that affect CyrusOne LP's restricted subsidiaries, permit restricted subsidiaries to guarantee certain indebtedness, enter into transactions with affiliates, sell assets, and engage in certain business activities, in each case subject to certain qualifications set forth in the indenture.
The CyrusOne 6 3/8% Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the issuers may, at their option, redeem some or all of the CyrusOne 6 3/8% Senior Notes at a redemption price equal to 100% of the principal amount of the CyrusOne 6 3/8% Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the issuers may, at their option, redeem up to 35% of the aggregate principal amount of the CyrusOne 6 3/8% Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the CyrusOne 6 3/8% Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
Cincinnati Bell Telephone Notes
CBT issued $80.0 million in unsecured notes that were guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. These notes had various final maturity dates occurring in 2023, and were callable prior to maturity. The fixed interest rates on these notes ranged from 7.18% to 7.27%. In the fourth quarter of 2012, the Company fully redeemed the outstanding balance of $73.0 million under the CBT Notes.
CBT issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not the subsidiaries of Cincinnati Bell Inc. The maturity date of these notes is in 2028 and they may not be called prior to maturity. The indentures governing these notes provide for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20.0 million. At both December 31, 2012 and 2011, the amount outstanding under these senior notes was $134.5 million.
Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including wireless towers, data center facilities and various equipment. These leases generally contain renewal options. As of December 31, 2012, CyrusOne held a purchase option on one leased data center facility.
Other Financing Arrangements
CyrusOne leases certain buildings used in its data center operations. Structural improvements were made to these leased facilities in excess of normal tenant improvements and, as such, we are deemed the accounting owner of these facilities. As of December 31, 2012 and 2011, the liability related to these financing arrangements was $60.8 million and $47.9 million, respectively, which was recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.
The following table summarizes our annual minimum payments for these financing arrangements for the five years subsequent to December 31, 2012, and thereafter:

(dollars in millions)
2013	$6.0
2014	6.4
2015	6.6
2016	6.7
2017	6.9
Thereafter	42.3
Total	$74.9

Form 10-K Part II	Cincinnati Bell Inc.

Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2012, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2013	$1.2	$12.2	$13.4
2014	52.1	9.7	61.8
2015	0.1	8.5	8.6
2016	—	9.0	9.0
2017	500.0	5.2	505.2
Thereafter	2,008.4	90.5	2,098.9
	2,561.8	135.1	2,696.9
Net unamortized discount	(7.5)	—	(7.5)
Total debt	$2,554.3	$135.1	$2,689.4
Total capital lease payments including interest are expected to be $21.8 million for 2013, $18.5 million for 2014, $16.7 million for 2015, $16.6 million for 2016, $12.3 million for 2017, and $139.3 million thereafter.
Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing. In 2012, deferred financing costs were incurred in connection with the issuance of the Corporate Credit Agreement, CyrusOne Credit Agreement and CyrusOne 6 3/8% Senior Notes due 2022. As of December 31, 2012 and 2011, deferred financing costs totaled $47.1 million and $35.7 million, respectively. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $7.2 million in 2012, $7.0 million in 2011, and $6.6 million in 2010.
Debt Covenants
Credit Facility
The Corporate Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $955 million in the aggregate over the next five years. The Corporate Credit Agreement also contains certain covenants which, among other things, restrict the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets and make investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Corporate Credit Agreement, no additional borrowings under this facility would be available until the default was waived or cured. The Corporate Credit Agreement provides for customary events of default, including for failure to make any payment when due and for cross default on any other existing indebtedness.
Public Indentures
Various issuances of the Company’s public debt, which include the 8 1/4% Senior Notes due 2017, 8 3/4% Senior Subordinated Notes due 2018, and 8 3/8% Senior Notes due 2020, are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company.
One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a credit agreement basket providing full access to the Corporate Credit Agreement. Also, the Company’s ability to make Restricted Payments (as defined by the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. As of December 31, 2012, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio. In addition, the Company had in excess of $200 million available in its restricted payment basket as of December 31, 2012. If the Company is under the 4:00 to 1:00 ratio on a pro forma basis, the Company

Form 10-K Part II	Cincinnati Bell Inc.

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
CyrusOne 6 3/8% Senior Notes
The indenture governing the CyrusOne 6 3/8% Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, CyrusOne's ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of CyrusOne or CyrusOne LP; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict CyrusOne's ability to pay dividends or distributions to stockholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) CyrusOne believes in good faith that they qualify as a REIT under the Internal Revenue Code and the payment of such dividend or distribution is necessary either to maintain their status as a REIT or to enable them to avoid payment of any tax that could be avoided by reason of such dividend or distribution. CyrusOne LP and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness.

Extinguished Notes
In the fourth quarter of 2012, the Company redeemed its 7% Senior Notes due 2015 ("7% Senior Notes") with a principal balance of $247.5 million, a portion of its 8 3/8% Senior Notes due 2020 with a principal balance of $91.1 million, purchased pursuant to a tender offer conducted during the fourth quarter of 2012, and CBT unsecured notes with a principal balance of $73.0 million. The Company had previously terminated an interest rate swap related to the 7% Senior Notes. For the year ended December 31, 2012, a loss on debt extinguishment of $13.6 million was recognized on these redemptions.
In 2010, the Company redeemed its 8 3/8% Senior Subordinated Notes due 2014 ("8 3/8% Subordinated Notes") with a principal balance of $560 million and its Tranche B Term Loan with a principal balance of $760 million. The Company also terminated an interest rate swap related to the 8 3/8% Subordinated Notes. For the year ended December 31, 2010 the Company recognized a debt extinguishment loss of $46.5 million.
8.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $19.3 million, $20.4 million, and $16.2 million in 2012, 2011, and 2010, respectively. Certain facility leases and tower site leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2012, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2013	$16.2
2014	12.5
2015	9.0
2016	4.1
2017	1.6
Thereafter	1.5
Total	$44.9

Form 10-K Part II	Cincinnati Bell Inc.

Data Center Customer Leases
Data center customer leases customarily contain provisions that either allow for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment. The future minimum lease payments expected to be received under noncancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are as follows: $135.2 million in 2013, $106.5 million in 2014, $70.7 million in 2015, $49.6 million in 2016, and $34.1 million in 2017.
Asset Retirement Obligations
Asset retirement obligations exist for leased wireless towers and certain other assets. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2012	2011
Balance, beginning of period	$5.4	$5.1
Liabilities incurred	0.2	0.2
Revisions to estimated cash flow	1.1	(0.2)
Accretion expense	0.4	0.3
Balance, end of period	$7.1	$5.4
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2012. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.
As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2012 or 2011.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements range from one to three years. As of December 31, 2012 and 2011, the minimum commitments for these arrangements were approximately $120 million and $66 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed

Form 10-K Part II	Cincinnati Bell Inc.

the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2012, cannot be reasonably determined.
In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action was stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to the Company's corporate governance policies. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed with prejudice. The settlement and counsel fees and expenses were fully paid as of December 31, 2012.

The resolution of the above claims did not individually, or in the aggregate, have a material effect on our financial position, results of operations or cash flows during the period ended December 31, 2012. Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not individually, or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Contingent Compensation Plan
In 2010, the Company's Board of Directors approved new long-term incentive programs for certain members of management. Payment is contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. As of December 31, 2012, the Compensation Committee of the Company's Board of Directors had approved grants that could result in a maximum payout of up to approximately $100 million if the equity value created by a qualifying transaction is $1.0 billion. For the years ended December 31, 2012, 2011 and 2010, no compensation expense was recognized for these awards as a qualifying transaction had not been completed.
On January 24, 2013, CyrusOne, which owns and operates our former data center colocation business, closed its IPO of 18,975,000 shares of common stock. Further details of the IPO are provided in Note 20. As a result, a qualifying transaction has been completed which will trigger payment under this contingent compensation plan. For the three months ended March 31, 2013, the Company expects total compensation to be paid of approximately $40 to $50 million, based upon a preliminary estimate of the equity value created.

Form 10-K Part II	Cincinnati Bell Inc.

9.	Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2012 and 2011, except for our long-term debt and other financing arrangements.
The carrying value and fair value of the Company’s financial instruments are as follows:

	December 31, 2012		December 31, 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$2,689.4	$2,834.6	$2,533.6	$2,460.5
Other financing arrangements	60.8	69.5	47.9	47.2
The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2012 and 2011, which is considered level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered level 3 of the fair value hierarchy. As of December 31, 2012, the current borrowing rate was estimated by applying CyrusOne's credit spread to the risk-free rate for an similar duration borrowing. As of December 31, 2011, CyrusOne did not have any outstanding borrowings, so the current borrowing rate was estimated by applying Cincinnati Bell's credit spread to the risk-free rate for a similar duration borrowing.
Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
During 2012, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationship intangible	$2.8	$—	$—	$2.8	$(1.5)
Property:
Leasehold improvements	2.4	—	—	2.4	(11.8)
Network equipment	0.4	—	—	0.4	(0.5)
Other	—	—	—	—	(0.4)
Impairment of assets					$(14.2)
In 2012, the customer relationship intangible obtained in the GramTel acquisition was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to the acquired customer contracts, and included estimates of future expenses, capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In addition, certain leasehold improvements at data centers acquired in the GramTel acquisition were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June, 30, 2012. The fair value of the assets was written down to the estimated fair value of $2.4 million, resulting in an impairment loss of $11.8 million. The fair value of these assets was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using an income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

Form 10-K Part II	Cincinnati Bell Inc.

In 2012, property associated with an out-of-territory fiber network was deemed impaired. The fair value of this asset was estimated at $0.4 million, resulting in an impairment loss of $0.5 million. Management estimated the fair value using an income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs. In addition, properties associated with abandoned assets having no resale market were deemed impaired, resulting in an impairment loss of $0.4 million.
During 2011, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Property	$—	$—	$—	$—	$(2.1)
Goodwill	—	—	—	—	(50.3)
Impairment of goodwill and other assets					$(52.4)
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
Restructuring liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2009	$14.4	$4.4	$—	$18.8
Reclassification	—	0.9	—	0.9
Charges	8.7	3.5	1.5	13.7
Utilizations	(11.4)	(1.6)	(0.1)	(13.1)
Balance as of December 31, 2010	$11.7	$7.2	$1.4	$20.3
Charges	8.0	2.5	1.7	12.2
Utilizations	(5.5)	(1.6)	(1.4)	(8.5)
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	2.5	0.9	—	3.4
Utilizations	(8.9)	(3.5)	(1.5)	(13.9)
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan, certain management contracts and a voluntary termination program offered to certain Wireline call center employees. Severance payments are expected to be paid through 2014. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018. In 2011, contract terminations consist of amounts due distributors to terminate their contractual agreements and to

Form 10-K Part II	Cincinnati Bell Inc.

telecommunication carriers to cancel circuits. Contract terminations are expected to be paid in 2013. In 2010, contract terminations included charges to terminate a sales commission plan to conform sales commission programs between our data center operations.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	Data Center Colocation	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2009	$14.4	$—	$—	$—	$4.4	$18.8
Reclassifications	0.9	—	—	—	—	0.9
Charges	8.2	1.0	1.4	2.8	0.3	13.7
Utilizations	(10.7)	—	—	(1.5)	(0.9)	(13.1)
Balance as of December 31, 2010	$12.8	$1.0	$1.4	$1.3	$3.8	$20.3
Charges	7.7	—	—	1.9	2.6	12.2
Utilizations	(5.4)	(0.3)	(1.4)	(0.7)	(0.7)	(8.5)
Balance as of December 31, 2011	$15.1	$0.7	$—	$2.5	$5.7	$24.0
Charges / (Reversals)	3.5	1.6	0.5	(1.2)	(1.0)	3.4
Utilizations	(10.0)	(0.7)	(0.5)	(0.8)	(1.9)	(13.9)
Balance as of December 31, 2012	$8.6	$1.6	$—	$0.5	$2.8	$13.5
At December 31, 2012 and 2011, $5.8 million and $12.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $7.7 million and $11.4 million, respectively, were included in "Other noncurrent liabilities," in the Consolidated Balance Sheets.

11.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $6.9 million, $6.4 million, and $4.8 million in 2012, 2011, and 2010, respectively.
Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes. Effective January 1, 2012, future pension service credits were eliminated for certain non-management employees which resulted in a remeasurement of the projected benefit obligations for this plan. In 2011, a curtailment loss of $4.2 million was recognized upon remeasurement.
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

Form 10-K Part II	Cincinnati Bell Inc.

Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 11% in 2012, 7% in 2011, and 8% in 2010 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2012	2011	2010	2012	2011	2010
Service cost	$2.6	$5.1	$5.2	$0.5	$0.3	$0.2
Interest cost on projected benefit obligation	21.3	24.8	26.8	5.6	7.1	8.0
Expected return on plan assets	(26.1)	(29.3)	(30.3)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.3	0.5	(13.2)	(13.2)	(13.1)
Actuarial loss	19.4	14.3	9.3	6.8	6.5	5.2
Curtailment loss	—	4.2	—	—	—	—
Pension/postretirement costs	$17.3	$19.4	$11.5	$(0.3)	$0.7	$0.3

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits			Postretirement and Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	3.90%	4.90%	5.50%	3.60%	4.50%	5.10%
Expected long-term rate of return	7.75%	8.25%	8.25%	0%	0%	0%
Future compensation growth rate	3.00%	3.00%	3.00%	—	—	—
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

Form 10-K Part II	Cincinnati Bell Inc.

Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1,	$569.2	$526.1	$164.9	$163.5
Service cost	2.6	5.1	0.5	0.3
Interest cost	21.3	24.8	5.6	7.1
Actuarial loss	30.6	60.2	2.2	13.8
Benefits paid	(38.8)	(47.0)	(26.0)	(27.2)
Retiree drug subsidy received	—	—	0.6	0.7
Early retiree subsidy received (refunded)	—	—	(0.1)	1.9
Other	—	—	4.7	4.8
Benefit obligation at December 31,	$584.9	$569.2	$152.4	$164.9

Change in plan assets:
Fair value of plan assets at January 1,	$312.5	$324.0	$12.1	$12.3
Actual return on plan assets	44.2	15.4	0.4	0.3
Employer contributions	25.9	20.1	24.7	24.1
Retiree drug subsidy received	—	—	0.6	0.7
Early retiree subsidy received (refunded)	—	—	(0.1)	1.9
Benefits paid	(38.8)	(47.0)	(26.0)	(27.2)
Fair value of plan assets at December 31,	343.8	312.5	11.7	12.1
Unfunded status	$(241.1)	$(256.7)	$(140.7)	$(152.8)
The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Discount rate	3.30%	3.90%	3.10%	3.60%
Expected long-term rate of return	7.75%	7.75%	0%	0%
Future compensation growth rate	3.00%	3.00%	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2012	2011
Healthcare cost trend	6.5%	8.0%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2016	2019

Form 10-K Part II	Cincinnati Bell Inc.

A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2012	$0.2	$(0.2)
Postretirement benefit obligation at December 31, 2012	5.4	(4.8)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2012	2011	2012	2011
Accrued payroll and benefits (current liability)	$1.7	$1.7	$21.4	$21.5
Pension and postretirement benefit obligations (noncurrent liability)	239.4	255.0	119.3	131.3
Total	$241.1	$256.7	$140.7	$152.8
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2012	2011	2012	2011
Prior service (cost) benefit, net of tax of $0.2, $0.2, $(26.0), $(30.8)	$(0.3)	$(0.4)	$45.9	$54.3
Actuarial loss, net of tax of $109.0, $111.6, $35.6, $37.3	(192.5)	(196.8)	(62.7)	(65.9)
Total	$(192.8)	$(197.2)	$(16.8)	$(11.6)
Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income/(Loss) are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2012	2011	2012	2011
Prior service cost recognized:
Reclassification adjustments	$0.1	$4.5	$(13.2)	$(13.2)
Actuarial loss recognized:
Reclassification adjustments	19.4	14.3	6.8	6.5
Actuarial loss arising during the period	(12.5)	(74.2)	(1.8)	(13.2)
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2013 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service cost (benefit)	$0.2	$(13.1)
Actuarial loss	22.1	6.6
Total	$22.3	$(6.5)

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 61% equity securities, 33% investment grade fixed income securities and 6% in pooled real estate funds. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 75% of the equity securities held by the pension plans at December 31, 2012 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension and postretirement plan assets at December 31, 2012 and 2011 by asset category are as follows:

(dollars in millions)	December 31, 2012	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$163.3	$163.3	$—	$—
International equity index funds	49.8	49.8	—	—
Fixed income long-term bond funds	102.9	102.9	—	—
Real estate pooled funds	27.8	—	—	27.8
Group insurance contract	11.7	—	—	11.7
Total	$355.5	$316.0	$—	$39.5

(dollars in millions)	December 31, 2011	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$150.6	$150.6	$—	$—
International equity index funds	44.2	44.2	—	—
Fixed income long-term bond funds	91.9	91.9	—	—
Fixed income short-term money market funds	0.3	—	0.3	—
Real estate pooled funds	25.5	—	—	25.5
Group insurance contract	12.1	—	—	12.1
Total	$324.6	$286.7	$0.3	$37.6
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

Form 10-K Part II	Cincinnati Bell Inc.

The Level 3 investments had the following changes in 2012 and 2011:

	Pension		Postretirement and Other Benefits
(dollars in millions)	2012	2011	2012	2011
Balance, beginning of year	$25.5	$21.1	$12.1	$12.3
Realized gains, net	1.0	1.7	0.4	0.3
Unrealized gains, net	1.8	3.1	—	—
Purchases, sales, issuances and settlements, net	(0.5)	(0.4)	(0.8)	(0.5)
Balance, end of year	$27.8	$25.5	$11.7	$12.1
Contributions to our qualified pension plans were $23.9 million in 2012, $18.1 million in 2011, and $5.6 million in 2010. Contributions to our non-qualified pension plan were $2.0 million, $2.0 million, and $2.1 million for 2012, 2011, and 2010, respectively.
Based on current assumptions, management believes it will make contributions of $41.6 million to the qualified pension plan in 2013. Contributions to non-qualified pension plans in 2013 are expected to be approximately $2.0 million. Management expects to make cash payments of approximately $20.5 million related to its postretirement health plans in 2013.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2013	$40.0	$21.2	$0.7
2014	41.7	17.5	0.7
2015	40.8	16.3	0.7
2016	41.6	14.9	0.6
2017	41.6	13.6	0.6
Years 2018 - 2022	195.2	45.6	2.2
12.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2012 and 2011, common shares outstanding were 202,468,710 and 195,721,796, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150 million of the Company's common shares. In 2012, no shares were repurchased under this plan and the Company retired 0.1 million shares of common stock. In 2011, we purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. In 2010, we purchased and retired 4.0 million shares at a cost of $10.0 million. As of December 31, 2012, the Company has the authority to repurchase $129.2 million of its common stock.
At December 31, 2012 and 2011, treasury shares of common stock held under certain management deferred compensation arrangements were 0.5 million, with a total cost of $2.0 million.
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

Form 10-K Part II	Cincinnati Bell Inc.

share of 6 3/4% convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in 2012, 2011, and 2010.
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants that expire on March 26, 2013. Each warrant allows the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. During 2012, warrant holders elected to exercise a total of 3.2 million warrants, primarily on a cashless basis, and received a total of 1.5 million shares of common stock. Cash proceeds received upon exercise were $0.1 million. As of December 31, 2012, there were 14.3 million warrants still outstanding. There were no warrants exercised during 2011 or 2010.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, and foreign currency translation losses. At December 31, 2012 and 2011, pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, net of taxes, were $209.6 million and $208.8 million, respectively. Accumulated foreign currency translation loss was $0.1 million at December 31, 2012 and December 31, 2011.
13.     Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Current:
Federal	$1.8	$—	$0.3
State and local	1.6	0.4	0.7
Total current	3.4	0.4	1.0
Investment tax credits	(0.3)	(0.3)	(0.3)
Deferred:
Federal	21.8	24.3	44.0
State and local	2.0	3.4	1.4
Foreign	(0.5)	0.1	—
Total deferred	23.3	27.8	45.4
Valuation allowance	(1.7)	(2.9)	(7.2)
Total	$24.7	$25.0	$38.9

Form 10-K Part II	Cincinnati Bell Inc.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	3.9	2.9	2.6
Change in valuation allowance, net of federal income tax	(2.3)	(4.4)	(7.1)
State net operating loss adjustments	3.7	2.7	0.1
Nondeductible interest expense	18.1	15.0	13.3
Medicare drug subsidy law change	—	—	5.8
Unrecognized tax benefit changes	2.2	2.8	5.7
Nondeductible compensation	2.7	2.1	1.5
Foreign	3.5	0.1	0.8
Other differences, net	2.0	1.1	0.2
Effective tax rate	68.8%	57.3%	57.9%
The income tax provision (benefit) was charged to continuing operations, accumulated other comprehensive income/ (loss) or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Income tax provision (benefit) related to:
Continuing operations	$24.7	$25.0	$38.9
Accumulated other comprehensive loss	(0.4)	(26.5)	(13.2)
Excess tax benefits on stock option exercises	(2.4)	—	—

The components of our deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$410.8	$453.9
Pension and postretirement benefits	144.6	155.0
Other	69.9	70.8
Total deferred tax assets	625.3	679.7
Valuation allowance	(56.8)	(58.4)
Total deferred tax assets, net of valuation allowance	$568.5	$621.3
Deferred tax liabilities:
Property, plant and equipment	$125.1	$159.8
Federal deferred liability on state deferred tax assets	7.2	7.8
Other	1.6	—
Total deferred tax liabilities	133.9	167.6
Net deferred tax assets	$434.6	$453.7

As of December 31, 2012, the Company had approximately $1.0 billion of federal tax operating loss carryforwards with a deferred tax asset value of $352.0 million, alternative minimum tax credit carryforwards of $16.5 million, state tax credits of $11.4 million, and $58.8 million in deferred tax assets related to foreign, state and local tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2021 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

Form 10-K Part II	Cincinnati Bell Inc.

The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. Due to its historical and future projected earnings, management believes it will utilize future federal deductions and available net operating loss carryforwards prior to their expiration. Management also concluded that it was more likely than not that certain state and foreign tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $22.3 million at December 31, 2012 and $21.5 million at December 31, 2011. We do not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2012 and 2011.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Balance, beginning of year	$21.8	$20.5	$16.7
Change in tax positions for the current year	1.4	1.3	4.0
Change in tax positions for prior years	(0.4)	—	(0.2)
Balance, end of year	$22.8	$21.8	$20.5
During the year ended December 31, 2010, a change of $4.0 million was recorded due to tax matters associated with the refinancing of the 8 3/8% Subordinated Notes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2009.
14.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options and restricted shares to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 19.0 million. Shares available for award under the plans at December 31, 2012 were 4.8 million.
Stock Options and Stock Appreciation Rights
Generally, the awards of stock options and stock appreciation rights fully vest three years from grant date and expire ten years from grant date. Beginning in 2012, some of the stock options and stock appreciation rights vested over a three year period based on the achievement of certain performance objectives. The Company generally issues new shares when options to purchase common shares or stock appreciation rights are exercised. The following table summarizes stock options and stock appreciation rights activity:

Form 10-K Part II	Cincinnati Bell Inc.

	2012		2011		2010
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	14,152	$3.70	17,816	$5.55	20,172	$7.15
Granted *	994	3.41	—	—	1,374	2.99
Exercised	(4,854)	2.80	(292)	1.74	(419)	1.58
Forfeited	(6)	2.91	(261)	3.22	(464)	2.05
Expired	(748)	4.87	(3,111)	14.48	(2,847)	16.83
Outstanding at December 31,	9,538	$4.04	14,152	$3.70	17,816	$5.55
Expected to vest at December 31,	9,538	$4.04	14,152	$3.70	17,766	$5.56
Exercisable at December 31,	8,486	$4.13	13,047	$3.73	14,348	$6.26

(dollars in millions)
Compensation expense for the year	$1.1		$0.9		$1.5
Tax benefit related to compensation expense	$(0.4)		$(0.3)		$(0.6)
Intrinsic value of awards exercised	$10.6		$0.4		$0.4
Cash received from awards exercised	$5.5		$0.4		$0.5
Grant date fair value of awards vested	$0.5		$2.1		$2.6

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
 The following table summarizes our outstanding and exercisable awards at December 31, 2012:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$1.39 to $2.91	2,146	$2.05	2,116	$2.04
$3.28 to $4.00	3,100	3.66	2,083	3.79
$4.06 to $5.53	1,660	4.79	1,655	4.78
$5.65 to $6.75	2,632	5.66	2,632	5.66
Total	9,538	$4.04	8,486	$4.13
As of December 31, 2012, the aggregate intrinsic value for awards outstanding was approximately $12.0 million and for exercisable awards was $11.9 million. The weighted-average remaining contractual life for awards outstanding and exercisable are each approximately four years. As of December 31, 2012, there was $0.1 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately two years.
The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2012	2011	2010
Expected volatility	43.5%	—	43.7%
Risk-free interest rate	0.8%	—	2.2%
Expected holding period (in years)	5	—	5
Expected dividends	0.0%	—	0.0%
Weighted-average grant date fair value	$1.32	$—	$1.16

Form 10-K Part II	Cincinnati Bell Inc.

The Company did not grant any stock options or stock-settled appreciation rights in the year ended December 31, 2011. The expected volatility assumption used in the Black-Scholes pricing model was based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected holding period was estimated using the historical exercise behavior of employees and adjusted for abnormal activity. Expected dividends are based on the Company’s history of not paying dividends.
Performance-Based Restricted Awards
Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.
The following table summarizes our outstanding performance-based restricted award activity:

	2012		2011		2010
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,839	$2.90	2,641	$3.25	4,218	$3.39
Granted*	808	3.40	998	2.85	736	2.92
Vested	(552)	2.85	(479)	2.84	(1,146)	3.59
Forfeited	(408)	2.79	(1,321)	3.91	(1,167)	3.20
Non-vested at December 31,	1,687	$3.13	1,839	$2.90	2,641	$3.25

(dollars in millions)
Compensation expense for the year	$2.7		$2.4		$0.5
Tax benefit related to compensation expense	$(1.0)		$(0.9)		$(0.2)
Grant date fair value of awards vested	$1.6		$1.4		$4.1

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2012, unrecognized compensation expense related to performance-based awards was $2.0 million, which is expected to be recognized over a weighted-average period of approximately one year.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to employees generally vest in one-third increments over a period of three years. Awards granted to directors vest on the third anniversary of the grant date. The following table summarizes our time-based restricted award activity:

	2012		2011		2010
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	872	$2.89	229	$3.36	213	$3.85
Granted	725	3.26	711	2.85	84	3.35
Vested	(299)	2.83	(45)	4.69	(62)	4.91
Forfeited	—	—	(23)	3.03	(6)	4.91
Non-vested at December 31,	1,298	$3.11	872	$2.89	229	$3.36

(dollars in millions)
Compensation expense for the year	$1.5		$0.8		$0.5
Tax benefit related to compensation expense	$(0.6)		$(0.3)		$(0.2)
Grant date fair value of awards vested	$0.8		$0.2		$0.3

As of December 31, 2012, there was $2.4 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately two years.
Cash Settled and Other Awards
The Company granted 531,000, 789,000, and 959,000 cash-settled stock appreciation rights awards in 2012, 2011, and 2010, respectively, with grant date values of $0.8 million, $0.9 million, and $1.0 million, respectively. A Black-Scholes pricing model was utilized to determine the fair value of these awards at the date of grant. For awards granted in 2012, 2011, and 2010, the weighted-average fair value per share was $1.32, $1.18, and $1.13, respectively. The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant. The awards granted in 2012 are performance based and the maximum number of units that may be earned are 796,000. At December 31, 2012, there was $1.4 million of unrecognized compensation, which is expected to be recognized over one year. The aggregate intrinsic value of outstanding and exercisable awards at December 31, 2012 was $4.8 million and $3.3 million, respectively.
The Company also granted cash-payment performance awards in 2012, 2011 and 2010 with base awards of $2.3 million, $1.0 million, and $0.9 million, respectively, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. In 2012, 2011 and 2010, we recorded expense of $4.4 million, $1.8 million, and $0.1 million, respectively, related to these awards.
The Company granted an award of 300,000 common shares in 2010 to the newly-hired president of Cincinnati Bell Communications, whose responsibility encompassed the Cincinnati-based operations, primarily the Wireline and Wireless segments. This award vested immediately. We recognized expense of $0.8 million for this award, which was recorded in the Corporate segment, for the year ended December 31, 2010.
Deferred Compensation Plans
The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2012. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2012 and 2011, there were 0.7 million common shares deferred in these plans. As these awards can be settled in cash, we record compensation costs each period based on the change in the Company’s stock price. We recognized compensation expense of $1.8 million in 2012, $0.3 million in 2011, and a benefit of $0.2 million in 2010.

15.	Business Segment Information
During 2012, the Company operated in four business segments: Wireline, Wireless, Data Center Colocation, and IT Services and Hardware, as described below. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting. On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center colocation business. For further details of this transaction, see Note 20 of Notes to Consolidated Financial Statements.
The Wireline segment provides local voice, data, long distance, entertainment, voice over internet protocol ("VoIP"), and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using digital subscriber line technology and over fiber using its gigabit passive optical network. Data services also provide data transport for businesses, including local area network services, dedicated network access, and metro ethernet and dense wavelength division multiplexing ("DWDM")/optical wave data transport, which principally are used to transport large amounts of data over private networks. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching, a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television media through our Fioptics product suite and DirecTV®. Other services primarily include inside wire installation for business enterprises and rental revenue. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. In 2011, the Company sold substantially all of the assets associated with its home security monitoring business and recognized a pretax gain of $8.4 million. Wireline recognized restructuring charges of $3.5 million, $7.7 million, and $8.2 million in 2012, 2011 and 2010, respectively, for costs associated with employee separation, lease abandonments and contract termination costs.
The Wireless segment provides advanced digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. In 2011, the Wireless segment recognized a goodwill impairment loss of $50.3 million. In 2012 and 2011, other asset impairments were $0.4 million and $1.1 million, respectively, related to the write-off of canceled or abandoned capital projects. Wireless incurred restructuring charges of $1.6 million in 2012 and $1.0 million in 2010, with no such charges in 2011.
The Data Center Colocation segment provided data center colocation services to primarily large businesses. As of December 31, 2012, we owned or maintained 24 data centers in Texas, Ohio, Kentucky, Indiana, Illinois, Arizona, England, and Singapore. In 2012, the Data Center Colocation segment recognized impairment losses of $13.3 million on long-lived assets and a customer relationship intangible primarily related to our GramTel acquisition. In 2012, the Data Center Colocation segment recognized restructuring charges of $0.5 million for severance associated with management contracts. In 2010, a restructuring charge of $1.4 million was incurred to conform the Cincinnati-based operation’s commission incentive program to the Cyrus Networks program. No restructuring charges were incurred in 2011. On June 11, 2010, the Company purchased Cyrus Networks, a data center operator based in Texas, for approximately $526 million, net of cash acquired.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. During 2011 and 2010, the IT Services and Hardware segment incurred employee separation charges of $1.9 million and $2.8 million, respectively, associated with the elimination of certain functions due to product consolidation and integration within the Wireline segment. In 2012, the IT Services and Hardware segment reversed restructuring costs of $1.2 million due to changes in estimates of liabilities that had been accrued for in the prior year.
Corporate operating results include transaction costs of $6.3 million in 2012, $2.6 million in 2011, and $9.1 million in 2010. Corporate reversed restructuring costs of $1.0 million in 2012 and recognized restructuring charges of $2.6 million and $0.3 million in 2011 and 2010, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Revenue
Wireline	$730.5	$732.1	$742.5
Wireless	241.8	277.6	289.2
Data Center Colocation	221.3	184.7	125.3
IT Services and Hardware	315.7	300.5	254.7
Intersegment	(35.4)	(32.5)	(34.7)
Total revenue	$1,473.9	$1,462.4	$1,377.0
Intersegment revenue
Wireline	$19.1	$23.0	$24.4
Wireless	2.3	2.3	2.6
Data Center Colocation	6.4	2.1	1.8
IT Services and Hardware	7.6	5.1	5.9
Total intersegment revenue	$35.4	$32.5	$34.7
Operating income (loss)
Wireline	$212.9	$228.5	$233.5
Wireless	51.2	3.3	56.3
Data Center Colocation	30.4	46.4	34.2
IT Services and Hardware	10.3	9.8	4.3
Corporate	(34.7)	(28.5)	(29.0)
Total operating income	$270.1	$259.5	$299.3
Expenditures for long-lived assets
Wireline	$114.2	$112.6	$98.7
Wireless	15.8	17.6	11.7
Data Center Colocation	228.2	118.5	557.4
IT Services and Hardware	9.0	6.8	8.6
Total expenditures for long-lived assets	$367.2	$255.5	$676.4
Depreciation and amortization
Wireline	$106.0	$102.4	$103.9
Wireless	31.9	33.5	33.4
Data Center Colocation	70.6	54.8	34.6
IT Services and Hardware	8.6	8.4	7.3
Corporate	0.3	0.4	0.3
Total depreciation and amortization	$217.4	$199.5	$179.5

	As of December 31,
(dollars in millions)	2012	2011	2010
Assets
Wireline	$723.7	$713.6	$694.1
Wireless	275.6	295.2	359.3
Data Center Colocation	1,208.5	964.0	857.2
IT Services and Hardware	43.3	36.6	34.7
Corporate and eliminations	621.3	705.3	708.3
Total assets	$2,872.4	$2,714.7	$2,653.6

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Service revenue
Wireline	$705.0	$703.3	$710.9
Wireless	222.7	250.8	267.1
Data Center Colocation	214.9	182.6	123.5
IT Services and Hardware	130.2	114.1	97.8
Total service revenue	$1,272.8	$1,250.8	$1,199.3
Product revenue
Handsets and accessories	$23.2	$30.3	$19.5
IT, telephony and other equipment	177.9	181.3	158.2
Total product revenue	$201.1	$211.6	$177.7
The reconciliation of the Consolidated Statements of Cash Flows to expenditures for long-lived assets is as follows:

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Per Consolidated Statements of Cash Flows:
Capital expenditures	$367.2	$255.5	$149.7
Acquisitions of businesses, net of cash acquired	—	—	526.7
Total expenditures for long-lived assets	$367.2	$255.5	$676.4
16.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2012	2011	2010
Capitalized interest expense	$2.7	$3.5	$0.9
Cash paid /(received) for:
Interest	217.9	211.8	172.4
Income taxes, net of refunds	0.1	(1.2)	3.5
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	19.9	49.7	21.0
Acquisition of property on account	30.7	22.8	9.6
Accrued CyrusOne stock issuance costs	2.2	—	—

17.	Supplemental Guarantor Information - Cincinnati Bell Telephone Notes
CBT, a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $134.5 million in notes outstanding at December 31, 2012 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2012 and 2011 and the Condensed Consolidating Statements of Operations and Comprehensive Income and Cash Flows for the years ended December 31, 2012, 2011, and 2010 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$642.8	$893.3	$(62.2)	$1,473.9
Operating costs and expenses	33.9	436.3	795.8	(62.2)	1,203.8
Operating income (loss)	(33.9)	206.5	97.5	—	270.1
Interest expense, net	164.8	(1.5)	55.6	—	218.9
Other expense (income), net	11.5	5.9	(2.1)	—	15.3
Income (loss) before equity in earnings of subsidiaries and income taxes	(210.2)	202.1	44.0	—	35.9
Income tax expense (benefit)	(68.3)	73.8	19.2	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	—	—	(153.1)	—
Net income	11.2	128.3	24.8	(153.1)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$128.3	$24.8	$(153.1)	$10.4

Net income	$11.2	$128.3	$24.8	$(153.1)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$128.3	$24.8	$(153.1)	$0.8

	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$3.4	$655.8	$860.6	$(57.4)	$1,462.4
Operating costs and expenses	23.6	435.6	801.1	(57.4)	1,202.9
Operating income (loss)	(20.2)	220.2	59.5	—	259.5
Interest expense, net	161.8	3.4	49.8	—	215.0
Other expense (income), net	(0.9)	7.5	(5.7)	—	0.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.1)	209.3	15.4	—	43.6
Income tax expense (benefit)	(56.4)	76.0	5.4	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	18.6	133.3	10.0	(143.3)	18.6
Other comprehensive loss	(48.8)	—	(0.1)	—	(48.9)
Total comprehensive (loss)/income	$(30.2)	$133.3	$9.9	$(143.3)	$(30.3)

Net income	$18.6	$133.3	$10.0	$(143.3)	$18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$133.3	$10.0	$(143.3)	$8.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$5.5	$668.1	$761.2	$(57.8)	$1,377.0
Operating costs and expenses	34.5	435.0	666.0	(57.8)	1,077.7
Operating income (loss)	(29.0)	233.1	95.2	—	299.3
Interest expense, net	137.9	9.8	37.5	—	185.2
Other expense (income), net	45.2	7.6	(5.9)	—	46.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(212.1)	215.7	63.6	—	67.2
Income tax expense (benefit)	(61.3)	82.2	18.0	—	38.9
Equity in earnings of subsidiaries, net of tax	179.1	—	—	(179.1)	—
Net income	28.3	133.5	45.6	(179.1)	28.3
Other comprehensive loss	(23.9)	—	—	—	(23.9)
Total comprehensive income	$4.4	$133.5	$45.6	$(179.1)	$4.4

Net income	$28.3	$133.5	$45.6	$(179.1)	$28.3
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$17.9	$133.5	$45.6	$(179.1)	$17.9

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6
Receivables, net	1.0	—	198.0	—	199.0
Other current assets	3.1	34.4	43.8	(0.4)	80.9
Total current assets	7.9	36.3	259.7	(0.4)	303.5
Property, plant and equipment, net	0.1	646.7	940.6	—	1,587.4
Goodwill and intangibles, net	—	2.3	485.1	—	487.4
Investments in and advances to subsidiaries	1,449.9	228.2	—	(1,678.1)	—
Other noncurrent assets	384.6	6.3	266.3	(163.1)	494.1
Total assets	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Current portion of long-term debt	$—	$3.0	$10.4	$—	$13.4
Accounts payable	1.2	61.7	72.7	—	135.6
Other current liabilities	85.6	50.2	69.7	0.9	206.4
Total current liabilities	86.8	114.9	152.8	0.9	355.4
Long-term debt, less current portion	1,841.7	141.3	693.0	—	2,676.0
Other noncurrent liabilities	383.3	138.6	181.7	(164.4)	539.2
Intercompany payables	228.9	—	276.4	(505.3)	—
Total liabilities	2,540.7	394.8	1,303.9	(668.8)	3,570.6
Shareowners’ equity (deficit)	(698.2)	525.0	647.8	(1,172.8)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

	As of December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7
Receivables, net	2.0	—	177.4	—	179.4
Other current assets	5.8	31.8	31.7	(1.4)	67.9
Total current assets	77.4	33.2	211.8	(1.4)	321.0
Property, plant and equipment, net	0.1	642.5	757.9	—	1,400.5
Goodwill and intangibles, net	—	2.4	505.1	—	507.5
Investments in and advances to subsidiaries	1,731.4	237.3	—	(1,968.7)	—
Other noncurrent assets	387.9	7.6	234.0	(143.8)	485.7
Total assets	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Current portion of long-term debt	$—	$3.1	$9.9	$—	$13.0
Accounts payable	1.0	53.7	78.7	—	133.4
Other current liabilities	93.2	55.3	61.5	—	210.0
Total current liabilities	94.2	112.1	150.1	—	356.4
Long-term debt, less current portion	2,182.0	216.3	122.3	—	2,520.6
Other noncurrent liabilities	404.3	122.8	171.0	(145.2)	552.9
Intercompany payables	231.5	—	595.8	(827.3)	—
Total liabilities	2,912.0	451.2	1,039.2	(972.5)	3,429.9
Shareowners’ equity (deficit)	(715.2)	471.8	669.6	(1,141.4)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$923.0	$1,708.8	$(2,113.9)	$2,714.7

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(144.8)	$250.4	$107.1	$—	$212.7
Capital expenditures	—	(108.8)	(258.4)	—	(367.2)
Proceeds from sale of assets	—	1.4	0.2	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(107.4)	(264.4)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(66.0)	(367.6)	—	—
Increase in receivables facility, net	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(76.5)	(13.9)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(142.5)	172.5	—	109.0
Increase (decrease) in cash and cash equivalents	(65.8)	0.5	15.2	—	(50.1)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6

	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(139.6)	$264.7	$164.8	$—	$289.9
Capital expenditures	—	(106.3)	(149.2)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(106.3)	(149.2)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(156.5)	6.2	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(2.3)	(9.2)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	—	(16.0)	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(158.8)	(18.6)	—	(48.8)
Decrease in cash and cash equivalents	(0.2)	(0.4)	(3.0)	—	(3.6)
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7

Form 10-K Part II	Cincinnati Bell Inc.

	Year Ended December 31, 2010
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.6)	$224.9	$129.7	$—	$300.0
Capital expenditures	—	(88.7)	(61.0)	—	(149.7)
Acquisition of businesses	—	—	(526.7)	—	(526.7)
Other investing activities	—	0.3	0.6	—	0.9
Cash flows used in investing activities	—	(88.4)	(587.1)	—	(675.5)
Funding between Parent and subsidiaries, net	(423.8)	(137.0)	560.8	—	—
Proceeds from issuance of long-term debt, net of financing costs	2,090.1	1.6	—	—	2,091.7
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(1.4)	(12.6)	—	(1,554.5)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(11.5)	—	—	—	(11.5)
Cash flows provided by (used in) financing activities	104.3	(136.8)	462.3	—	429.8
Increase (decrease) in cash and cash equivalents	49.7	(0.3)	4.9	—	54.3
Beginning cash and cash equivalents	20.1	2.1	0.8	—	23.0
Ending cash and cash equivalents	$69.8	$1.8	$5.7	$—	$77.3

18.	Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017
As of December 31, 2012, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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
As of November 20, 2012, the following subsidiaries were released from their guarantee obligation on these notes: Cincinnati Bell Shared Service LLC, CyrusOne and CyrusOne Foreign Holdings LLC. The condensed consolidated financial statements shown below have been retroactively restated to reflect these subsidiaries as non-guarantors. In addition, CyrusOne and CyrusOne Foreign Holdings LLC were designated as unrestricted subsidiaries.
The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2012 and 2011 and the Condensed Consolidating Statements of Operations and Comprehensive Income and Cash Flows for the years ended December 31, 2012, 2011, and 2010 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$713.4	$822.7	$(62.2)	$1,473.9
Operating costs and expenses	33.9	646.5	585.6	(62.2)	1,203.8
Operating income (loss)	(33.9)	66.9	237.1	—	270.1
Interest expense, net	164.8	7.8	46.3	—	218.9
Other expense (income), net	11.5	9.1	(5.3)	—	15.3
Income (loss) before equity in earnings of subsidiaries and income taxes	(210.2)	50.0	196.1	—	35.9
Income tax expense (benefit)	(68.3)	19.2	73.8	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	(11.8)	—	(141.3)	—
Net income	11.2	19.0	122.3	(141.3)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$19.0	$122.3	$(141.3)	$10.4

Net income	$11.2	$19.0	$122.3	$(141.3)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$19.0	$122.3	$(141.3)	$0.8

	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$3.4	$741.6	$774.8	$(57.4)	$1,462.4
Operating costs and expenses	23.6	714.0	522.7	(57.4)	1,202.9
Operating income (loss)	(20.2)	27.6	252.1	—	259.5
Interest expense, net	161.8	9.7	43.5	—	215.0
Other expense (income), net	(0.9)	9.7	(7.9)	—	0.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.1)	8.2	216.5	—	43.6
Income tax expense (benefit)	(56.4)	2.6	78.8	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	11.1	—	(154.4)	—
Net income	18.6	16.7	137.7	(154.4)	18.6
Other comprehensive loss	(48.8)	—	(0.1)	—	(48.9)
Total comprehensive (loss)/income	$(30.2)	$16.7	$137.6	$(154.4)	$(30.3)

Net income	$18.6	$16.7	$137.7	$(154.4)	$18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$16.7	$137.7	$(154.4)	$8.2

Form 10-K Part II	Cincinnati Bell Inc.

	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$5.5	$707.2	$722.1	$(57.8)	$1,377.0
Operating costs and expenses	34.5	634.0	467.0	(57.8)	1,077.7
Operating income (loss)	(29.0)	73.2	255.1	—	299.3
Interest expense, net	137.9	16.6	30.7	—	185.2
Other expense (income), net	45.2	8.7	(7.0)	—	46.9
Income (loss) before equity in earnings of subsidiaries and income taxes	(212.1)	47.9	231.4	—	67.2
Income tax expense (benefit)	(61.3)	11.7	88.5	—	38.9
Equity in earnings of subsidiaries, net of tax	179.1	15.3	—	(194.4)	—
Net income	28.3	51.5	142.9	(194.4)	28.3
Other comprehensive loss	(23.9)	—	—	—	(23.9)
Total comprehensive income	$4.4	$51.5	$142.9	$(194.4)	$4.4

Net income	$28.3	$51.5	$142.9	$(194.4)	$28.3
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$17.9	$51.5	$142.9	$(194.4)	$17.9

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6
Receivables, net	1.0	1.2	196.8	—	199.0
Other current assets	3.1	27.7	50.5	(0.4)	80.9
Total current assets	7.9	29.2	266.8	(0.4)	303.5
Property, plant and equipment, net	0.1	220.9	1,366.4	—	1,587.4
Goodwill and intangibles, net	—	106.4	381.0	—	487.4
Investments in and advances to subsidiaries	1,449.9	506.4	192.5	(2,148.8)	—
Other noncurrent assets	384.6	218.5	54.1	(163.1)	494.1
Total assets	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Current portion of long-term debt	$—	$3.9	$9.5	$—	$13.4
Accounts payable	1.2	90.2	44.2	—	135.6
Other current liabilities	85.6	33.6	86.3	0.9	206.4
Total current liabilities	86.8	127.7	140.0	0.9	355.4
Long-term debt, less current portion	1,841.7	88.4	745.9	—	2,676.0
Other noncurrent liabilities	383.3	90.6	229.7	(164.4)	539.2
Intercompany payables	228.9	160.0	102.6	(491.5)	—
Total liabilities	2,540.7	466.7	1,218.2	(655.0)	3,570.6
Shareowners’ equity (deficit)	(698.2)	614.7	1,042.6	(1,657.3)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

	As of December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$69.6	$0.7	$3.4	$—	$73.7
Receivables, net	2.0	1.2	176.2	—	179.4
Other current assets	5.8	22.7	40.8	(1.4)	67.9
Total current assets	77.4	24.6	220.4	(1.4)	321.0
Property, plant and equipment, net	0.1	226.6	1,173.8	—	1,400.5
Goodwill and intangibles, net	—	108.8	398.7	—	507.5
Investments in and advances to subsidiaries	1,731.4	348.2	202.5	(2,282.1)	—
Other noncurrent assets	387.9	218.7	22.9	(143.8)	485.7
Total assets	$2,196.8	$926.9	$2,018.3	$(2,427.3)	$2,714.7

Current portion of long-term debt	$—	$2.4	$10.6	$—	$13.0
Accounts payable	1.0	93.2	39.2	—	133.4
Other current liabilities	93.2	45.5	71.3	—	210.0
Total current liabilities	94.2	141.1	121.1	—	356.4
Long-term debt, less current portion	2,182.0	86.9	251.7	—	2,520.6
Other noncurrent liabilities	404.3	66.7	227.1	(145.2)	552.9
Intercompany payables	231.5	38.8	580.5	(850.8)	—
Total liabilities	2,912.0	333.5	1,180.4	(996.0)	3,429.9
Shareowners’ equity (deficit)	(715.2)	593.4	837.9	(1,431.3)	(715.2)
Total liabilities and shareowners’ equity (deficit)	$2,196.8	$926.9	$2,018.3	$(2,427.3)	$2,714.7

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(144.8)	$51.3	$306.2	$—	$212.7
Capital expenditures	—	(30.2)	(337.0)	—	(367.2)
Proceeds from sale of assets	—	—	1.6	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(30.2)	(341.6)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(16.9)	(416.7)	—	—
Increase in receivables facility, net	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(4.6)	(85.8)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(21.5)	51.5	—	109.0
Increase (decrease) in cash and cash equivalents	(65.8)	(0.4)	16.1	—	(50.1)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6

	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(139.6)	$120.0	$309.5	$—	$289.9
Capital expenditures	—	(31.2)	(224.3)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(31.2)	(224.3)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(86.6)	(63.7)	—	—
Increase in receivables facility, net	—	—	0.4	—	0.4
Repayment of debt	—	(2.3)	(9.2)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	—	(16.0)	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(88.9)	(88.5)	—	(48.8)
Decrease in cash and cash equivalents	(0.2)	(0.1)	(3.3)	—	(3.6)
Beginning cash and cash equivalents	69.8	0.8	6.7	—	77.3
Ending cash and cash equivalents	$69.6	$0.7	$3.4	$—	$73.7

Form 10-K Part II	Cincinnati Bell Inc.

	Year Ended December 31, 2010
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(54.6)	$186.9	$167.7	$—	$300.0
Capital expenditures	—	(31.9)	(117.8)	—	(149.7)
Acquisitions of businesses	—	(0.3)	(526.4)	—	(526.7)
Other investing activities	—	0.6	0.3	—	0.9
Cash flows used in investing activities	—	(31.6)	(643.9)	—	(675.5)
Funding between Parent and subsidiaries, net	(423.8)	(154.2)	578.0	—	—
Proceeds from issuance of long-term debt, net of financing costs	2,090.1	1.6	—	—	2,091.7
Decrease in receivables facility, net	—	—	(85.9)	—	(85.9)
Repayment of debt	(1,540.5)	(2.7)	(11.3)	—	(1,554.5)
Common stock repurchase	(10.0)	—	—	—	(10.0)
Other financing activities	(11.5)	—	—	—	(11.5)
Cash flows provided by (used in) financing activities	104.3	(155.3)	480.8	—	429.8
Increase in cash and cash equivalents	49.7	—	4.6	—	54.3
Beginning cash and cash equivalents	20.1	0.8	2.1	—	23.0
Ending cash and cash equivalents	$69.8	$0.8	$6.7	$—	$77.3

19.     Quarterly Financial Information (Unaudited)

	2012
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$362.8	$368.2	$368.2	$374.7	$1,473.9
Operating income	81.0	65.2	66.0	57.9	270.1
Net income (loss)	12.6	4.5	3.9	(9.8)	11.2
Basic earnings (loss) per common share	$0.05	$0.01	$0.01	$(0.06)	$0.00
Diluted earnings (loss) per common share	$0.05	$0.01	$0.01	$(0.06)	$0.00

	2011
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$360.8	$367.5	$368.8	$365.3	$1,462.4
Operating income	86.4	77.6	86.3	9.2	259.5
Net income (loss)	17.9	13.5	17.6	(30.4)	18.6
Basic earnings (loss) per common share	$0.08	$0.06	$0.08	$(0.17)	$0.04
Diluted earnings (loss) per common share	$0.08	$0.05	$0.07	$(0.17)	$0.04
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
During the fourth quarter of 2012, the Company incurred a loss on extinguishment of debt of $13.6 million from the redemption of its 7% Senior Notes due 2015, a portion of its 8 3/8% Senior Notes due 2020, and various CBT notes.
During the fourth quarter of 2011, the Company recognized a goodwill impairment loss of $50.3 million in the Wireless business segment. The impairment loss arose from declines in revenues and wireless subscribers.

20.     Subsequent Events

On January 24, 2013, CyrusOne, our data center colocation business, closed its initial public offering of 18,975,000 shares of common stock at a price of $19.00 per share, which included a 2,475,000 share over-allotment option that was exercised by the underwriters. Following the closing of the IPO, we own a 69% economic interest in CyrusOne through our interests in the outstanding shares of common stock of CyrusOne and our limited partnership interests in the common units of CyrusOne’s operating partnership, CyrusOne LP. CyrusOne LP units are exchangeable into common stock of CyrusOne on a one-to-one basis, or cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 17, 2014. We are a limited partner in CyrusOne LP, which is controlled by CyrusOne GP, and we own less than 10% of the common stock of CyrusOne. Although we effectively own 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
Pursuant to a contribution agreement ("Contribution Agreement") by and between certain Cincinnati Bell subsidiaries, CyrusOne, and CyrusOne LP, we contributed our interests in certain properties which included approximately 932,000 square feet of data center colocation space spread across 24 data center facilities in the Midwest, Texas, Arizona, England, and Singapore, in exchange for limited partnership interests in CyrusOne LP which are exchangeable into shares of common stock of CyrusOne. The operations of CyrusOne, a qualified real estate investment trust (REIT) entity, will primarily be conducted by CyrusOne LP.
The Contribution Agreements provide that CyrusOne LP assumed or succeeded to all of the Contributors' rights, liabilities and obligations with respect to the property entity, properties interests and assets contributed. The Contribution Agreements contain customary representations and warranties by the Contributors with respect to the property entity, property interests and assets contributed to CyrusOne LP, such as title to any owned property, compliance with laws (including environmental laws), enforceability of certain material contracts and leases and certain other matters. In the event of a breach of such representations and warranties, the Contributors will indemnify CyrusOne LP for any resulting losses, subject to certain limitations.
The representations and warranties made by the contributors will survive for a period of one year after the closing of the contribution transactions which occurred on November 20, 2012. In the event the CyrusOne LP does not become aware of a breach until after such period, or if CyrusOne LP otherwise fails to assert a claim prior to the end of such period, CyrusOne LP will have no further recourse against the Contributors.
With effect from January 24, 2013, we will no longer consolidate the results of operations, financial positions or cash flows of CyrusOne, CyrusOne LP or any of their subsidiaries. Our investment in CyrusOne will be accounted for as an available-for-sale security on our balance sheet and any changes in CyrusOne's stock price will be recognized in our other comprehensive income. Our investment in CyrusOne LP will be accounted for as an equity method investment, and we will recognize our share of CyrusOne LP's net income as income from equity method investments.

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

Form 10-K Part I	Cincinnati Bell Inc.

(c) Changes in internal control over financial reporting.
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2012 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2012 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 28, 2013 are as follows:

Name	Age	Title
Theodore H. Torbeck (a)	56	President and Chief Executive Officer
Kurt A. Freyberger	46	Chief Financial Officer
Christopher J. Wilson	47	Vice President, General Counsel and Secretary
Brian G. Keating	59	Vice President, Human Resources and Administration
Susan M. Kinsey	48	Vice President and Controller

(a) Member of the Board of Directors
Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
THEODORE H. TORBECK, President and Chief Executive Office since February 1, 2013; President and General Manager of Cincinnati Bell Communications Group from September 2010 to January 2013; Chief Executive Officer of The Freedom Group, Inc. from 2008 to August 2010.
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
Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated Financial Statements are included beginning on page 61.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 124. All other schedules are not required under the related instructions or are not applicable.
Exhibits 2
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

(4.3)
Indenture dated as of March 15, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto as Guarantors, and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/4% Senior Subordinated Notes due 2018 (Exhibit 4.1 to Current Report on Form 8-K, date of Report March 15, 2010, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(4.4)
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

(4.11)
Indenture, dated as of November 20, 2012, by and among CyrusOne LP and CyrusOne Finance Corp., guarantors party thereto and Wells Fargo Bank, N.A., as trustee, relating to CyrusOne Inc.'s 6.375% Senior Notes due 2022. (Exhibit 4.1 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(4.12)
Registration Rights Agreement dated November 20, 2012, between CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Barclays Capital Inc., as representatives of the initial purchasers. (Exhibit 4.2 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(4.13)
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

(4.17)
Second Amendment to Purchase Agreement, dated as of April 30, 2004 by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4.18)
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

(4.20)
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

(10.5)
Credit Agreement dated as of November 20, 2012, among Cincinnati Bell Inc., an Ohio corporation, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(10.6)
Credit Agreement dated as of November 20, 2012, among CyrusOne Inc., a Maryland corporation, CyrusOne LP, a Maryland limited partnership, the Lenders party thereto and Deutsche Bank Trust Company Americas. (Exhibit 10.2 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(10.7)
Equity Purchase Agreement dated as of May 12, 2010 among Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Inc., Cy-One Parent LLC, Cy-One Holdings LLC, the interest holders of Cy-One Holdings LLC and Cyrus Networks LLC (Exhibit 2.1 to Current Report on Form 8-K, date of Report May 13, 2010, File No. 1-8519).

(10.8)
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Center Investments Inc., a Delaware corporation. (Exhibit 10.3 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(10.9)
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Centers South, Inc., a Delaware corporation. (Exhibit 10.4 to Current Report on Form 8-K, date of report November 20, 2012, File No. 1-8519).

(10.10)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2010 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.11)*
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.12)*
Amendment to Cincinnati Bell Inc. Short Term Incentive Plan effective as of January 1, 2006 (Exhibit (10)(iii)(A)(2.3) to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-8519).

(10.13)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.14)*+	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011.
(10.15)*+	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011.
(10.16)*+	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011.
(10.17)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.18)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.19)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.20)*
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of report December 7, 2010, File No. 1-8519).

(10.21)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
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

(10.24)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.25)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).
(10.26)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
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

(10.30)*
Amendment No. 1 to Amended and Restated Employment Agreement effective as of January 27, 2011 between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(10.31)*
Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.32)*	Employment Agreement between Cincinnati Bell Inc. and Theodore H. Torbeck dated September 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).
(10.33)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Kurt A. Freyberger dated as of August 5, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 5, 2011, File No. 1-8519).

(10.34)*
Amended and Restated Employment Agreement effective as of January 1, 2009 between Cincinnati Bell Inc. and Brian G. Keating (Exhibit (10)(iii)(A)(8) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.35)*
Amended and Restated Receivables Purchase Agreement dated as of June 6, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 10, 2011, File No. 1-8519).

(10.36)*
First Amendment to Amended and Restated Receivables Purchase Agreement dated as of August 1, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell inc., as Servicer, the Various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 3, 2011, File No. 1-8519).

(10.37)*
Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 4, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 4, 2012, File No. 1-8519).

(12.1) +	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
(14)
Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21) +	Subsidiaries of the Registrant.
(23) +	Consent of Independent Registered Public Accounting Firm.

Form 10-K Part IV	Cincinnati Bell Inc.

(24) +	Powers of Attorney.
(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Presentation Linkbase Document.
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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2012	$11.6	$13.9	$—	$12.2	$13.3
Year 2011	$14.0	$13.9	$—	$16.3	$11.6
Year 2010	$17.2	$15.2	$—	$18.4	$14.0

Deferred Tax Valuation Allowance
Year 2012	$58.4	$(1.7)	$0.1	$—	$56.8
Year 2011	$60.0	$(2.9)	$1.3	$—	$58.4
Year 2010	$67.2	$(7.8)	$0.6	$—	$60.0

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 28, 2013	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	February 28, 2013	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	February 28, 2013
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	February 28, 2013
Philip R. Cox

John F. Cassidy*	Vice Chairman of the Board and Director	February 28, 2013
John F. Cassidy

Bruce L. Byrnes*	Director	February 28, 2013
Bruce L. Byrnes

Jakki L. Haussler*	Director	February 28, 2013
Jakki L. Haussler

Craig F. Maier*	Director	February 28, 2013
Craig F. Maier

Alan R. Schriber*	Director	February 28, 2013
Alan R. Schriber

Lynn A. Wentworth*	Director	February 28, 2013
Lynn A. Wentworth

John M. Zrno*	Director	February 28, 2013
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director