Form 10-Q
period 2013-03-31
CINCINNATI BELL INC
filed 2013-05-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

At April 30, 2013, there were 207,928,616 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue
Services	$270.5	$318.0
Products	55.2	44.8
Total revenue	325.7	362.8
Costs and expenses
Cost of services, excluding items below	108.6	120.4
Cost of products sold, excluding items below	53.2	45.4
Selling, general and administrative, excluding items below	53.1	64.0
Depreciation and amortization	50.6	51.1
Transaction-related compensation	35.5	—
Restructuring charges	2.6	0.9
Loss on sale or disposal of assets, net	2.5	—
Transaction costs	0.4	—
Total operating costs and expenses	306.5	281.8
Operating income	19.2	81.0
Interest expense	47.9	54.4
Loss from CyrusOne equity method investment	1.9	—
Other (income) expense, net	(0.3)	1.5
(Loss) income before income taxes	(30.3)	25.1
Income tax expense	6.4	12.5
Net (loss) income	(36.7)	12.6
Preferred stock dividends	2.6	2.6
Net (loss) income applicable to common shareowners	$(39.3)	$10.0
Basic and diluted (loss) earnings per common share	$(0.19)	$0.05

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(36.7)	$12.6
Other comprehensive income, net of tax:
Foreign currency translation loss, net of tax of ($0.1)	(0.2)	—
Defined benefit pension and postretirement plans:
Amortization of prior service benefits, net of tax of ($1.2), ($1.2)	(2.0)	(2.1)
Amortization of net actuarial loss, net of tax of $2.8, $2.0	4.8	3.5
Other comprehensive income	2.6	1.4
Total comprehensive (loss) income	$(34.1)	$14.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5.1	$23.6
Receivables, less allowances of $12.4 and $13.3	148.1	199.0
Receivable from CyrusOne	8.1	—
Inventory, materials and supplies	23.9	30.7
Deferred income taxes, net	27.6	26.8
Prepaid expenses	13.1	11.8
Other current assets	3.6	11.6
Total current assets	229.5	303.5
Property, plant and equipment, net	873.1	1,587.4
Investment in CyrusOne	500.8	—
Goodwill	14.4	290.6
Intangible assets, net	93.8	196.8
Deferred income taxes, net	399.9	407.8
Other noncurrent assets	40.0	86.3
Total assets	$2,151.5	$2,872.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$6.6	$13.4
Accounts payable	111.7	135.6
Payable to CyrusOne	22.5	—
Unearned revenue and customer deposits	32.0	51.2
Accrued taxes	13.8	21.6
Accrued interest	51.2	41.3
Accrued payroll and benefits	52.1	52.1
Other current liabilities	33.0	40.2
Total current liabilities	322.9	355.4
Long-term debt, less current portion	2,127.4	2,676.0
Pension and postretirement benefit obligations	355.3	362.7
Other noncurrent liabilities	73.7	176.5
Total liabilities	2,879.3	3,570.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 208,450,336 and 202,960,430 shares issued; 207,928,616 and 202,468,710 shares outstanding at March 31, 2013 and December 31, 2012	2.1	2.0
Additional paid-in capital	2,595.4	2,590.9
Accumulated deficit	(3,245.5)	(3,208.8)
Accumulated other comprehensive loss	(207.1)	(209.7)
Common shares in treasury, at cost	(2.1)	(2.0)
Total shareowners’ deficit	(727.8)	(698.2)
Total liabilities and shareowners’ deficit	$2,151.5	$2,872.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(36.7)	$12.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	50.6	51.1
Provision for loss on receivables	2.6	3.8
Loss from CyrusOne equity method investment	1.9	—
Noncash portion of interest expense	2.0	2.0
Deferred income tax provision	6.1	12.4
Pension and other postretirement payments in excess of expense	(3.1)	(8.2)
Stock-based compensation	2.3	1.3
Loss on sale or disposal of assets, net	2.5	—
Excess tax benefit for share based payments	(0.5)	—
Other, net	(0.1)	0.9
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
Decrease (increase) in receivables	6.5	(0.4)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(5.3)	(5.5)
Increase (decrease) in accounts payable	23.4	(36.5)
Decrease in accrued and other current liabilities	(0.9)	(8.8)
Decrease (increase) in other noncurrent assets	0.4	(0.2)
Decrease in other noncurrent liabilities	(9.4)	(0.9)
Net cash provided by operating activities	42.3	23.6
Cash flows from investing activities
Capital expenditures	(50.9)	(84.6)
Proceeds from sale of assets	0.8	—
Release of restricted cash	0.4	—
Cash divested from deconsolidation of CyrusOne	(12.2)	—
Net cash used in investing activities	(61.9)	(84.6)
Cash flows from financing activities
Borrowing on receivables facility, net	2.0	—
Repayment of debt	(3.1)	(4.0)
Dividends paid on preferred stock	(2.6)	(2.6)
Common stock repurchase	—	(0.3)
Proceeds from exercise of options and warrants	6.6	—
Excess tax benefit for share based payments	0.5	—
Other, net	(2.3)	1.1
Net cash provided by (used in) financing activities	1.1	(5.8)
Net decrease in cash and cash equivalents	(18.5)	(66.8)
Cash and cash equivalents at beginning of period	23.6	73.7
Cash and cash equivalents at end of period	$5.1	$6.9

Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$509.7	$—
Accrual of CyrusOne dividends	$7.1	$—
Acquisition of property by assuming debt and other noncurrent liabilities	$1.0	$1.4
Acquisition of property on account	$25.4	$13.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we”) provide diversified telecommunications and technology services. As of March 31, 2013, we operate our business through the following segments: Wireline, Wireless, and IT Services and Hardware.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. We currently own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment.
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
The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Investment in CyrusOne - We have significant influence over CyrusOne but do not control its operations. As a result, our ownership in CyrusOne is accounted for as an equity method investment, and we recognize our proportionate share of CyrusOne's net income or loss as nonoperating income or expense in our consolidated statement of operations. Dividends from CyrusOne are recognized as a reduction of our investment. In the three months ended March 31, 2013, we consolidated CyrusOne's operating results for the period January 1, 2013 to January 23, 2013, and recognized our proportionate share of CyrusOne's net loss under the equity investment method for the period January 24, 2013 to March 31, 2013.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Depreciation expense is generally calculated using either the group depreciation method or the straight-line method. In connection with our ongoing review of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. For the three months ended March 31, 2013, the increase in depreciation expense associated with this change in estimate amounted to $8.5 million ($5.1 million net of tax) and increased basic and diluted loss per share by approximately $0.03 per share.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items.
Recently Issued Accounting Standards — In February 2013, the Financial Accounting Standards Board amended the guidance in Accounting Standards Codification 220 on comprehensive income. The new guidance requires additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income. For other amounts that are not required under U.S. generally accepted accounting

Form 10-Q Part I	Cincinnati Bell Inc.

principles to be reclassified in their entirety to net income, cross references to other disclosures will be required. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2013. See Note 9 for our disclosures.
2.    Investment in CyrusOne
On January 24, 2013, we completed the initial public offering of CyrusOne, our former Data Center Colocation segment. As of this date, we no longer control CyrusOne's operations and we removed the following assets and liabilities of CyrusOne from our consolidated financial statements:

(dollars in millions)
Cash	$12.2
Receivables	41.5
Other current assets	13.4
Property, plant and equipment	736.2
Goodwill and intangibles	377.7
Other noncurrent assets	44.0
Total assets	1,225.0

Current portion of long-term debt	6.3
Accounts payable	29.4
Unearned revenue and customer deposits	24.1
Other current liabilities	12.9
Long-term debt	550.3
Other noncurrent liabilities	92.3
Total liabilities	715.3

Net assets	$509.7

As we have significant influence over CyrusOne, we account for this investment using the equity method. For the period January 24, 2013 through March 31, 2013, our equity method share of CyrusOne's net loss was $1.9 million.
CyrusOne's operations will be primarily conducted through CyrusOne LP, a limited partnership. We continue to hold a noncontrolling interest in CyrusOne LP and an investment in the common stock of CyrusOne Inc. As of March 31, 2013, we held 1.9 million shares, or 8.6%, of the common stock of CyrusOne and 42.6 million units, or 66%, of the partnership units of CyrusOne LP. Because CyrusOne owns 34% of CyrusOne LP, this structure results in the Company having an effective economic ownership of 69% of CyrusOne.
Commencing January 17, 2014, we may exchange the partnership units of CyrusOne into cash, or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock. As of March 31, 2013, the fair value of this investment was approximately $1.0 billion based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

Summarized financial information for CyrusOne for the period January 24, 2013 through March 31, 2013 is as follows:

(dollars in millions)
Revenue	$45.0
Operating income	5.8
Loss from continuing operations before noncontrolling interests	(2.6)
Net loss	(0.9)

Transactions with CyrusOne
Revenues - The Company records revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - For the three months ended March 31, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
We lease data center and office space from CyrusOne at certain locations in the Cincinnati area under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also incurs expenses on CyrusOne's behalf. Such expenses are subsequently billed to and recovered from CyrusOne at their actual cost and include, but are not limited to, services for cash management, legal, treasury, human resources, accounting, tax, internal audit, information technology and risk management services. These expense recoveries from CyrusOne are credited to the expense account in which they were initially recorded.
For the three months ended March 31, 2013, revenues and operating costs and expenses from transactions with CyrusOne were as follows:

Three months
ended
(dollars in millions)	March 31, 2013

Revenue:
Services provided to CyrusOne	$0.5

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$20.0
Charges for services provided by CyrusOne	1.5
Expense recoveries for services provided to CyrusOne	(0.1)
Total operating costs and expenses	$21.4

Form 10-Q Part I	Cincinnati Bell Inc.

On March 20, 2013, CyrusOne declared dividends of $0.16 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on April 15, 2013 to holders of record as of March 29, 2013. At March 31, 2013, amounts receivable from and payable to CyrusOne were as follows:

March 31,
(dollars in millions)	2013

Accounts receivable	$1.0
Dividends receivable	7.1
Receivable from CyrusOne	$8.1

Accounts payable	$2.9
Transaction-related compensation payable	19.6
Payable to CyrusOne	$22.5

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2013	2012
Numerator:
Net (loss) income	$(36.7)	$12.6
Preferred stock dividends	2.6	2.6
(Loss) income available to common shareholders - basic and diluted	$(39.3)	$10.0
Denominator:
Weighted average common shares outstanding - basic	202.8	195.3
Warrants	—	3.1
Stock-based compensation arrangements	—	3.2
Weighted average common shares outstanding - diluted	202.8	201.6
Basic and diluted (loss) earnings per common share	$(0.19)	$0.05

For the three months ended March 31, 2013, the Company had a net loss so all common stock equivalents were excluded from the computation of diluted EPS as the result would have been anti-dilutive. For the three months ended March 31, 2012, awards under the Company’s stock-based compensation plans for common shares of 7.0 million and preferred stock convertible into 4.5 million common shares were excluded for the computation of diluted EPS as the result would have been anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	March 31, 2013	December 31, 2012
Current portion of long-term debt:
Capital lease obligations and other debt	$6.6	$13.4
Current portion of long-term debt	6.6	13.4
Long-term debt, less current portion:
Receivables facility	54.0	52.0
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	683.9	683.9
CyrusOne 6 3/8% Senior Notes due 2022	—	525.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	97.1	123.1
	2,134.5	2,683.5
Net unamortized discount	(7.1)	(7.5)
Long-term debt, less current portion	2,127.4	2,676.0
Total debt	$2,134.0	$2,689.4

On January 24, 2013, upon completion of the IPO of CyrusOne, we removed CyrusOne's debt from our consolidated financial statements. The Company no longer has any obligations related to CyrusOne's indebtedness including its $525 million of 6 3/8% Senior Notes due 2022, capital lease obligations or other financing arrangements. In addition, the Company no longer has access to the $225 million CyrusOne Credit Agreement.

As of March 31, 2013, the Company had no outstanding borrowings on its revolving credit facility, leaving $200.0 million available for borrowings. This revolving credit facility expires in July 2017.
As of March 31, 2013, the Company had $54.0 million of borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving $32.4 million of remaining availability on the total borrowing capacity of $92.7 million. The Receivables Facility is subject to renewal every 364 days and expires in June 2014. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under its revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2013 and December 31, 2012, except for the Company's investment in CyrusOne, long-term debt and other financing arrangements. The carrying and fair values of these financial instruments are as follows:

	March 31, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$500.8	$1,015.9	$—	$—
Long-term debt, including current portion	2,134.0	2,196.1	2,689.4	2,834.6
Other financing arrangements	—	—	60.8	69.5

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on March 31, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2013 and December 31, 2012, which is considered Level 2 of the fair value hierarchy.

On January 24, 2013, upon completion of the IPO of CyrusOne, we removed CyrusOne's other financing arrangements from our consolidated financial statements. As of December 31, 2012, the fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.

6.    Restructuring Charges
As of March 31, 2013, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Charges	0.9	1.7	—	2.6
Utilizations	(2.8)	(0.7)	(0.1)	(3.6)
Balance as of March 31, 2013	$5.9	$6.5	$0.1	$12.5
For the three months ended March 31, 2013, employee separation charges were primarily comprised of consulting fees related to a workforce optimization initiative. The Company also made severance payments during this period pursuant to its written severance plan, certain management contracts and a voluntary termination program offered to certain Wireline call center employees. These severance payments are expected to continue through 2014. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. During the three months ended March 31, 2013, the Company ceased use of certain office space and revised its estimate of sublease income to be received on another abandoned facility. Lease payments on abandoned facilities will continue through 2018. Other consists of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2012	$8.6	$1.6	$0.5	$2.8	$13.5
Charges	1.4	—	—	1.2	2.6
Utilizations	(2.1)	—	(0.3)	(1.2)	(3.6)
Balance as of March 31, 2013	$7.9	$1.6	$0.2	$2.8	$12.5
At March 31, 2013 and December 31, 2012, $5.5 million and $5.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $7.0 million and $7.7 million, respectively, were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2013 and 2012, pension and postretirement benefit costs were as follows:

	Three Months Ended March 31,
	2013	2012	2013	2012
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.6	$0.6	$0.1	$0.1
Interest cost on projected benefit obligation	5.2	6.1	1.3	1.6
Expected return on plan assets	(6.1)	(6.9)	—	—
Amortization of:
Prior service cost (benefit)	—	—	(3.2)	(3.3)
Actuarial loss	6.0	3.9	1.6	1.6
Total amortization	6.0	3.9	(1.6)	(1.7)
Benefit costs	$5.7	$3.7	$(0.2)	$—

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income. For the three months ended March 31, 2013 and 2012, approximately 10% of these costs were capitalized as a component of property, plant and equipment related to construction of our wireline network.

Contributions in 2013 to the Company’s pension and postretirement plans are expected to be approximately $44 million and $21 million, respectively. For the three months ended March 31, 2013, contributions to the pension plans were $3.9 million and contributions to the postretirement plan were $4.4 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three months ended March 31, 2013, the Company recognized a stock-based compensation benefit of $1.7 million, inclusive of a $3.9 million mark-to-market gain on awards indexed to the Company's stock price. For the three months ended March 31, 2012, the Company recognized stock-based compensation expense of $3.5 million, which reflected $1.5 million of mark-to-market expense. As of March 31, 2013, there was $6.9 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At March 31, 2013 and 2012, the number of common shares deferred under these plans was 0.8 million and 0.7 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three months ended March 31, 2013 and 2012, the Company recognized a compensation benefit of $1.6 million and expense of $0.7 million, respectively, related to the change in the Company's stock price.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represents a qualifying transaction requiring payment under these compensation plans. For the three months ended March 31, 2013, compensation expense of $35.5 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. These payments were made in April 2013. This expense has been presented as transaction-related compensation in our Consolidated Statement of Operations for the three months ended March 31, 2013. In May 2013, additional compensation payments of $7.0 million were approved by the Board of Directors related to the success of the CyrusOne IPO.

9.    Shareowners' Deficit
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants which expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. At December 31, 2012, there were 14.3 million warrants outstanding, all of which were exercised by warrant holders during the three months ended March 31, 2013. As a result of the exercise of these 14.3 million warrants during the quarter, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled.
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2013, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2012	$(209.6)		$(0.1)	$(209.7)
Reclassifications	2.8	(a)	—	2.8
Foreign currency loss	—		(0.2)	(0.2)
Balance as of March 31, 2013	$(206.8)		$(0.3)	$(207.1)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs. See Note 7 for additional details.

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Business Segment Information
During the three months ended March 31, 2013, the Company operated in the following segments: Wireline, Wireless, IT Services and Hardware and Data Center Colocation. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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

On January 24, 2013, we completed the initial public offering of CyrusOne. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. For the period January 24, 2013 to March 31, 2013, we recognized a $1.9 million loss from our investment in CyrusOne which represented our equity method share of CyrusOne's losses for the period January 24, 2013 through March 31, 2013. This loss from CyrusOne is recognized as a component of nonoperating income. As of March 31, 2013, the carrying value of our investment in CyrusOne was $500.8 million and is included as an asset of the Corporate segment.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Selected financial data for the Company’s business segment information is as follows:

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended
	March 31,
(dollars in millions)	2013	2012
Revenue
Wireline	$179.7	$182.4
Wireless	53.3	63.7
IT Services and Hardware	84.5	73.2
Data Center Colocation	15.6	52.6
Intersegment	(7.4)	(9.1)
Total revenue	$325.7	$362.8
Intersegment revenue
Wireline	$4.4	$5.0
Wireless	0.6	0.6
IT Services and Hardware	2.0	1.9
Data Center Colocation	0.4	1.6
Total intersegment revenue	$7.4	$9.1
Operating income
Wireline	$50.1	$57.2
Wireless	0.7	15.1
IT Services and Hardware	1.9	2.6
Data Center Colocation	3.2	13.2
Corporate	(36.7)	(7.1)
Total operating income	$19.2	$81.0
Expenditures for long-lived assets
Wireline	$33.8	$23.3
Wireless	8.2	6.3
IT Services and Hardware	1.2	2.2
Data Center Colocation	7.7	52.8
Total expenditures for long-lived assets	$50.9	$84.6
Depreciation and amortization
Wireline	$26.8	$25.9
Wireless	16.0	7.9
IT Services and Hardware	2.5	1.6
Data Center Colocation	5.2	15.6
Corporate	0.1	0.1
Total depreciation and amortization	$50.6	$51.1

	March 31, 2013	December 31, 2012
Assets
Wireline	$737.7	$723.7
Wireless	264.2	275.6
IT Services and Hardware	50.4	43.3
Data Center Colocation	—	1,208.5
Corporate and eliminations	1,099.2	621.3
Total assets	$2,151.5	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of March 31, 2013, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and 2012, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
	Three Months Ended March 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$159.3	$180.5	$(14.1)	$325.7
Operating costs and expenses	36.1	111.1	173.4	(14.1)	306.5
Operating (loss) income	(36.1)	48.2	7.1	—	19.2
Interest expense, net	35.8	4.5	7.6	—	47.9
Other (income) expense, net	(0.4)	1.7	0.3	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(71.5)	42.0	(0.8)	—	(30.3)
Income tax (benefit) expense	(20.1)	16.5	10.0	—	6.4
Equity in earnings of subsidiaries, net of tax	14.7	—	—	(14.7)	—
Net (loss) income	(36.7)	25.5	(10.8)	(14.7)	(36.7)
Other comprehensive income (loss)	2.8	—	(0.2)	—	2.6
Total comprehensive (loss) income	$(33.9)	$25.5	$(11.0)	$(14.7)	$(34.1)

Net (loss) income	(36.7)	25.5	(10.8)	(14.7)	(36.7)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(39.3)	$25.5	$(10.8)	$(14.7)	$(39.3)

	Three Months Ended March 31, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$159.9	$218.5	$(15.6)	$362.8
Operating costs and expenses	7.1	104.4	185.9	(15.6)	281.8
Operating (loss) income	(7.1)	55.5	32.6	—	81.0
Interest expense (income), net	40.6	(0.1)	13.9	—	54.4
Other (income) expense, net	(0.4)	1.1	0.8	—	1.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(47.3)	54.5	17.9	—	25.1
Income tax (benefit) expense	(14.1)	19.8	6.8	—	12.5
Equity in earnings of subsidiaries, net of tax	45.8	—	—	(45.8)	—
Net income	12.6	34.7	11.1	(45.8)	12.6
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$14.0	$34.7	$11.1	$(45.8)	$14.0

Net income	12.6	34.7	11.1	(45.8)	12.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.0	$34.7	$11.1	$(45.8)	$10.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.9	$1.3	$0.9	$—	$5.1
Receivables, net	1.0	—	155.2	—	156.2
Other current assets	3.9	30.5	34.2	(0.4)	68.2
Total current assets	7.8	31.8	190.3	(0.4)	229.5
Property, plant and equipment, net	0.1	666.4	206.6	—	873.1
Investment in CyrusOne	—	—	500.8	—	500.8
Goodwill and intangibles, net	—	2.3	105.9	—	108.2
Investments in and advances to subsidiaries	1,441.4	238.9	—	(1,680.3)	—
Other noncurrent assets	388.7	7.1	190.8	(146.7)	439.9
Total assets	$1,838.0	$946.5	$1,194.4	$(1,827.4)	$2,151.5

Current portion of long-term debt	$—	$3.2	$3.4	$—	$6.6
Accounts payable	21.4	59.5	53.3	—	134.2
Other current liabilities	104.0	46.8	30.6	0.7	182.1
Total current liabilities	125.4	109.5	87.3	0.7	322.9
Long-term debt, less current portion	1,842.1	141.6	143.7	—	2,127.4
Other noncurrent liabilities	368.2	144.7	63.9	(147.8)	429.0
Intercompany payables	230.1	—	262.7	(492.8)	—
Total liabilities	2,565.8	395.8	557.6	(639.9)	2,879.3
Shareowners’ (deficit) equity	(727.8)	550.7	636.8	(1,187.5)	(727.8)
Total liabilities and shareowners’ equity (deficit)	$1,838.0	$946.5	$1,194.4	$(1,827.4)	$2,151.5

	As of December 31, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6
Receivables, net	1.0	—	198.0	—	199.0
Other current assets	3.1	34.4	43.8	(0.4)	80.9
Total current assets	7.9	36.3	259.7	(0.4)	303.5
Property, plant and equipment, net	0.1	646.7	940.6	—	1,587.4
Goodwill and intangibles, net	—	2.3	485.1	—	487.4
Investments in and advances to subsidiaries	1,449.9	228.2	—	(1,678.1)	—
Other noncurrent assets	384.6	6.3	266.3	(163.1)	494.1
Total assets	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Current portion of long-term debt	$—	$3.0	$10.4	$—	$13.4
Accounts payable	1.2	61.7	72.7	—	135.6
Other current liabilities	85.6	50.2	69.7	0.9	206.4
Total current liabilities	86.8	114.9	152.8	0.9	355.4
Long-term debt, less current portion	1,841.7	141.3	693.0	—	2,676.0
Other noncurrent liabilities	383.3	138.6	181.7	(164.4)	539.2
Intercompany payables	228.9	—	276.4	(505.3)	—
Total liabilities	2,540.7	394.8	1,303.9	(668.8)	3,570.6
Shareowners’ (deficit) equity	(698.2)	525.0	647.8	(1,172.8)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(27.5)	$42.2	$27.6	$—	$42.3
Capital expenditures	—	(32.2)	(18.7)	—	(50.9)
Proceeds from sale of assets	—	0.8	—	—	0.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(31.4)	(30.5)	—	(61.9)
Funding between Parent and subsidiaries, net	24.4	(10.6)	(13.8)	—	—
Increase in receivables facility, net	—	—	2.0	—	2.0
Repayment of debt	—	(0.8)	(2.3)	—	(3.1)
Common stock repurchase	—	—	—	—	—
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	26.6	(11.4)	(14.1)	—	1.1
Decrease in cash and cash equivalents	(0.9)	(0.6)	(17.0)	—	(18.5)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$2.9	$1.3	$0.9	$—	$5.1

	Three Months Ended March 31, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(36.5)	$47.4	$12.7	$—	$23.6
Capital expenditures	—	(22.3)	(62.3)	—	(84.6)
Proceeds from sale of assets	—	—	—	—	—
Other investing activities	—	—	—	—	—
Cash flows used in investing activities	—	(22.3)	(62.3)	—	(84.6)
Funding between Parent and subsidiaries, net	(29.6)	(24.5)	54.1	—	—
Increase in receivables facility, net	—	—	—	—	—
Repayment of debt	—	(0.8)	(3.2)	—	(4.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(1.4)	—	(0.1)	—	(1.5)
Cash flows (used in) provided by financing activities	(31.3)	(25.3)	50.8	—	(5.8)
(Decrease) increase in cash and cash equivalents	(67.8)	(0.2)	1.2	—	(66.8)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$1.8	$1.2	$3.9	$—	$6.9

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018 and 8 1/4% Senior Notes due 2017
As of March 31, 2013, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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

As of November 20, 2012, the following subsidiaries were released from their guarantee obligation on these notes: Cincinnati Bell Shared Service LLC, CyrusOne and CyrusOne Foreign Holdings LLC. The accompanying condensed consolidated financial statements have been retroactively restated to reflect these subsidiaries as non-guarantors. In addition, CyrusOne and CyrusOne Foreign Holdings LLC were designated as unrestricted subsidiaries.
The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, Condensed Consolidating Balance Sheets as of March 31, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2013 and 2012, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive (Loss) Income
	Three Months Ended March 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$175.7	$164.1	$(14.1)	$325.7
Operating costs and expenses	36.1	170.1	114.4	(14.1)	306.5
Operating (loss) income	(36.1)	5.6	49.7	—	19.2
Interest expense, net	35.8	3.9	8.2	—	47.9
Other (income) expense, net	(0.4)	4.7	(2.7)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(71.5)	(3.0)	44.2	—	(30.3)
Income tax (benefit) expense	(20.1)	9.5	17.0	—	6.4
Equity in earnings of subsidiaries, net of tax	14.7	0.7	—	(15.4)	—
Net (loss) income	(36.7)	(11.8)	27.2	(15.4)	(36.7)
Other comprehensive income (loss)	2.8	—	(0.2)	—	2.6
Total comprehensive (loss) income	$(33.9)	$(11.8)	$27.0	$(15.4)	$(34.1)

Net (loss) income	(36.7)	(11.8)	27.2	(15.4)	(36.7)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(39.3)	$(11.8)	$27.2	$(15.4)	$(39.3)

	Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$175.6	$202.8	$(15.6)	$362.8
Operating costs and expenses	7.1	156.3	134.0	(15.6)	281.8
Operating (loss) income	(7.1)	19.3	68.8	—	81.0
Interest expense, net	40.6	1.7	12.1	—	54.4
Other (income) expense, net	(0.4)	2.7	(0.8)	—	1.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(47.3)	14.9	57.5	—	25.1
Income tax (benefit) expense	(14.1)	4.4	22.2	—	12.5
Equity in earnings of subsidiaries, net of tax	45.8	(1.1)	—	(44.7)	—
Net income	12.6	9.4	35.3	(44.7)	12.6
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$14.0	$9.4	$35.3	$(44.7)	$14.0

Net income	12.6	9.4	35.3	(44.7)	12.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$10.0	$9.4	$35.3	$(44.7)	$10.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.9	$0.4	$1.8	$—	$5.1
Receivables, net	1.0	7.4	147.8	—	156.2
Other current assets	3.9	30.0	34.7	(0.4)	68.2
Total current assets	7.8	37.8	184.3	(0.4)	229.5
Property, plant and equipment, net	0.1	204.6	668.4	—	873.1
Investment in CyrusOne	—	500.8	—	—	500.8
Goodwill and intangibles, net	—	105.9	2.3	—	108.2
Investments in and advances to subsidiaries	1,441.4	340.3	221.5	(2,003.2)	—
Other noncurrent assets	388.7	192.0	5.9	(146.7)	439.9
Total assets	$1,838.0	$1,381.4	$1,082.4	$(2,150.3)	$2,151.5

Current portion of long-term debt	$—	$3.1	$3.5	$—	$6.6
Accounts payable	21.4	73.6	39.2	—	134.2
Other current liabilities	104.0	32.2	45.2	0.7	182.1
Total current liabilities	125.4	108.9	87.9	0.7	322.9
Long-term debt, less current portion	1,842.1	87.9	197.4	—	2,127.4
Other noncurrent liabilities	368.2	65.8	142.8	(147.8)	429.0
Intercompany payables	230.1	178.2	85.1	(493.4)	—
Total liabilities	2,565.8	440.8	513.2	(640.5)	2,879.3
Shareowners’ (deficit) equity	(727.8)	940.6	569.2	(1,509.8)	(727.8)
Total liabilities and shareowners’ equity (deficit)	$1,838.0	$1,381.4	$1,082.4	$(2,150.3)	$2,151.5

	As of December 31, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6
Receivables, net	1.0	1.2	196.8	—	199.0
Other current assets	3.1	27.7	50.5	(0.4)	80.9
Total current assets	7.9	29.2	266.8	(0.4)	303.5
Property, plant and equipment, net	0.1	220.9	1,366.4	—	1,587.4
Investment in CyrusOne LP	—	—	—	—	—
Goodwill and intangibles, net	—	106.4	381.0	—	487.4
Investments in and advances to subsidiaries	1,449.9	506.4	192.5	(2,148.8)	—
Other noncurrent assets	384.6	218.5	54.1	(163.1)	494.1
Total assets	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Current portion of long-term debt	$—	$3.9	$9.5	$—	$13.4
Accounts payable	1.2	90.2	44.2	—	135.6
Other current liabilities	85.6	33.6	86.3	0.9	206.4
Total current liabilities	86.8	127.7	140.0	0.9	355.4
Long-term debt, less current portion	1,841.7	88.4	745.9	—	2,676.0
Other noncurrent liabilities	383.3	90.6	229.7	(164.4)	539.2
Intercompany payables	228.9	160.0	102.6	(491.5)	—
Total liabilities	2,540.7	466.7	1,218.2	(655.0)	3,570.6
Shareowners’ (deficit) equity	(698.2)	614.7	1,042.6	(1,657.3)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(27.5)	$(8.4)	$78.2	$—	$42.3
Capital expenditures	—	(11.0)	(39.9)	—	(50.9)
Proceeds from sale of assets	—	—	0.8	—	0.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.0)	(50.9)	—	(61.9)
Funding between Parent and subsidiaries, net	24.4	21.0	(45.4)	—	—
Increase in receivables facility, net	—	—	2.0	—	2.0
Repayment of debt	—	(1.5)	(1.6)	—	(3.1)
Common stock repurchase	—	—	—	—	—
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	26.6	19.5	(45.0)	—	1.1
(Decrease) increase in cash and cash equivalents	(0.9)	0.1	(17.7)	—	(18.5)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$2.9	$0.4	$1.8	$—	$5.1

	Three Months Ended March 31, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(36.5)	$(34.9)	$95.0	$—	$23.6
Capital expenditures	—	(9.5)	(75.1)	—	(84.6)
Proceeds from sale of assets	—	—	—	—	—
Other investing activities	—	—	—	—	—
Cash flows used in investing activities	—	(9.5)	(75.1)	—	(84.6)
Funding between Parent and subsidiaries, net	(29.6)	45.9	(16.3)	—	—
Increase in receivables facility, net	—	—	—	—	—
Repayment of debt	—	(1.6)	(2.4)	—	(4.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(1.4)	(0.1)	—	—	(1.5)
Cash flows (used in) provided by financing activities	(31.3)	44.2	(18.7)	—	(5.8)
(Decrease) increase in cash and cash equivalents	(67.8)	(0.2)	1.2	—	(66.8)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$1.8	$0.5	$4.6	$—	$6.9

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents the Company filed with the Securities and Exchange Commission (“SEC”). Actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

The Company is a full-service regional provider of data and voice communications services over wireline and wireless networks and is also a reseller of IT and telephony equipment.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. After the IPO, we own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. Commencing on January 17, 2014, we may exchange these partnership units into shares of common stock of CyrusOne on a one-for-one basis or for cash at the fair value of a share of CyrusOne common stock, as determined by CyrusOne. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements. We now account for our ownership in CyrusOne as an equity method investment. CyrusOne's results of operations and cash flows for the partial month ended January 23, 2013 are included in our consolidated statements of operations, segment results and cash flows for the three months ended March 31, 2013. Our share of CyrusOne's net loss for the period subsequent to the IPO is presented in Loss from CyrusOne equity method investment in our consolidated statement of operations. Due to the change in presentation of CyrusOne, our results of operations for the period ending March 31, 2013 are not comparable to prior periods.
Consolidated Results of Operations
Service revenue was $270.5 million during the three months ended March 31, 2013, a decrease of $47.5 million, or 15%, compared to the same period in 2012. The decrease was primarily driven by lower data center revenues resulting from excluding CyrusOne's results of operations from our consolidated financial statements subsequent to the completion of its IPO on January 24, 2013. Data center revenue, net of intercompany revenues, was $15.2 million for the period prior to the CyrusOne IPO, which was $35.8 million lower compared to the three months ended March 31, 2012. Also contributing to the Company's decreased service revenue in the three months ended March 31, 2013 were $9.8 million and $2.6 million of lower wireless and wireline service revenues, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

Product revenue totaled $55.2 million in the three months ended March 31, 2013, an increase of $10.4 million, or 23%, compared to the same period in 2012. The increase was primarily driven by $10.5 million of higher sales of telecommunications and information technology (“IT”) hardware.
Cost of services was $108.6 million in the three months ended March 31, 2013 compared to $120.4 million in the same period of the prior year, a decrease of $11.8 million, or 10%, that was driven primarily by the IPO of CyrusOne. For the first quarter of 2013, data center cost of services, which represented activity for the partial month prior to the IPO, amounted to $4.8 million, a decrease of $12.5 million compared to the three months ended March 31, 2012. Wireless cost of services decreased by $3.7 million due primarily to lower roaming and network expenses, and the continued implementation of the Company's cost reduction programs. The impact of these lower costs was partially offset by $2.4 million of higher wireline costs, largely associated with the Company's growing Fioptics and business data products, combined with higher payroll and contractor service costs within the IT Services and Hardware segment to support the higher revenue generated from professional services.
Cost of products sold was $53.2 million in the three months ended March 31, 2013 compared to $45.4 million in the same period in 2012, an increase of $7.8 million, or 17%. The increase in 2013 primarily reflects increased sales of telecommunications and IT hardware.
Selling, general and administrative (“SG&A”) expenses were $53.1 million in the three months ended March 31, 2013, a decrease of $10.9 million, or 17%, compared to the same period in 2012. The decreased costs were primarily due to a stock compensation mark-to-market benefit of $5.6 million recognized during the first quarter of 2013 compared to an expense of $2.2 million in the first quarter of 2012. The Company grants stock-based compensation, some of which are cash-settled awards indexed to the Company's stock price. The Company's stock price at March 31, 2013 was $3.26, which decreased compared to the December 31, 2012 stock price of $5.48. The decrease in SG&A was also attributable to the impact of lower overall SG&A expenses due to the IPO of CyrusOne.
Depreciation and amortization totaled $50.6 million in the three months ended March 31, 2013, down $0.5 million, or 1%, from the same period in 2012. The decrease was primarily due to $10.4 million of lower depreciation expense due to CyrusOne's IPO, partially offset by $8.5 million of higher depreciation charges associated with shortening the estimated useful lives assigned to the wireless network software. In addition, higher depreciation expense was incurred on new assets placed in service under our Fioptics expansion plan.
Transaction-related compensation of $35.5 million in the three months ended March 31, 2013 was associated with the IPO of CyrusOne which was completed on January 24, 2013. In 2010, the Company's Board of Directors approved a long-term incentive program for certain members of management under which payments were contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plan. The completion of the IPO during the quarter resulted in a qualifying transaction requiring payment of compensation to the employees covered under this plan. These payments were made in April 2013. In May 2013, additional compensation payments of $7.0 million were approved by the Board of Directors related to the success of the CyrusOne IPO.
Restructuring charges were $2.6 million in the three months ended March 31, 2013, an increase of $1.7 million compared to the same period in 2012. Charges incurred in 2013 were comprised of $1.7 million of expenses related to lease abandonments and $0.9 million of fees to a third party consultant associated with workforce optimization initiatives. Charges incurred in 2012 amounted to $0.9 million and represented severance associated with the elimination of certain management positions, a voluntary termination program, and lease abandonments.
A loss on sale or disposal of assets of $2.5 million was incurred in the three months ended March 31, 2013. This loss was primarily attributable to $3.3 million of wireless network equipment removed from service due to upgrades. This equipment had no resale market and has either been disconnected from the existing wireless network, abandoned or demolished. This loss was partially offset by a gain of $0.8 million recognized from sales of copper cabling in the Wireline segment. No such gains or losses were recognized during the same period in 2012.
Transaction costs were $0.4 million in the three months ended March 31, 2013, with no such costs incurred in the same period in 2012. Transaction costs represent legal and consulting costs incurred to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $47.9 million in the three months ended March 31, 2013 compared to $54.4 million in the same period of 2012, a decrease of $6.5 million, or 12%. The decrease was primarily the result of the redemptions in November 2012 of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020, which reduced interest expense by $7.5 million year-over-year. The deconsolidation of CyrusOne in January 2013 also resulted in $1.9 million of lower interest expense that was associated with CyrusOne's other long-term obligations. The impact of these expense

Form 10-Q Part I	Cincinnati Bell Inc.

reductions was partially offset by $2.1 million of higher interest expense incurred on CyrusOne's 6 3/8% Senior Notes due 2022 prior to the IPO and $0.7 million of lower capitalized interest.
Loss from CyrusOne equity method investment of $1.9 million in the three months ended March 31, 2013 represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is now recorded on the equity method.
Other income was $0.3 million in the three months ended March 31, 2013 compared to an expense of $1.5 million in the same period of 2012. The expense incurred in 2012 primarily represented a loss recorded on the termination of a lease financing arrangement.
Income tax expense for the three months ended March 31, 2013 was $6.4 million compared to $12.5 million in the same period in 2012. The decrease in tax expense was due primarily to a lower pre-tax income projected for 2013 which led to a lower effective tax rate. For the three months ended March 31, 2013, income tax expense includes a valuation allowance provision of $10.7 million for Texas margin credits which, effective with CyrusOne's IPO on January 24, 2013, are uncertain of being realized before their expiration date.
For 2013, the Company expects its effective tax rate to be lower than statutory rates. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline
The Wireline segment provides local voice, data, long distance, entertainment, VoIP, and other services over its owned and other wireline networks. Local voice services include local telephone service, switched access, and value-added services such as caller identification, voicemail, call waiting, and call return. Data services include high-speed internet using DSL technology and over fiber using its gigabit passive optical network ("GPON"). Data services also provide data transport for businesses, including LAN services, dedicated network access, and metro ethernet and DWDM/optical wave data transport, which primarily are used to transport large amounts of data over private networks. These services are provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana through the operations of CBT, an incumbent local exchange carrier (“ILEC”) in its operating territory of an approximate 25-mile radius of Cincinnati, Ohio.

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

In the three months ended March 31, 2013, the Company continued the expansion of its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services. During the first quarter of 2013, the Company passed an additional 15,000 residential and business addresses with this product and as of March 31, 2013, had passed a total of 220,000 addresses to which it can provide Fioptics service.

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change	% Change
Revenue:
Data	$78.1	$76.0	$2.1	3%
Voice - local service	59.5	66.0	(6.5)	(10)%
Long distance and VoIP	26.9	28.9	(2.0)	(7)%
Entertainment	12.0	7.7	4.3	56%
Other	3.2	3.8	(0.6)	(16)%
Total revenue	179.7	182.4	(2.7)	(1)%
Operating costs and expenses:
Cost of services and products	71.2	68.8	2.4	3%
Selling, general and administrative	31.0	30.5	0.5	2%
Depreciation and amortization	26.8	25.9	0.9	3%
Restructuring charges	1.4	—	1.4	n/m
Gain on sale or disposal of assets	(0.8)	—	(0.8)	n/m
Total operating costs and expenses	129.6	125.2	4.4	4%
Operating income	$50.1	$57.2	$(7.1)	(12)%
Operating margin	27.9%	31.4%		(3.5)	pts
Capital expenditures	$33.8	$23.3	$10.5	45%
Metrics information (in thousands):
Fioptics units passed	220.0	147.0	73.0	50%
High-speed internet subscribers:
DSL	199.5	214.4	(14.9)	(7)%
Fioptics	60.7	42.8	17.9	42%
Total high-speed internet subscribers	260.2	257.2	3.0	1%
Fioptics entertainment subscribers	57.6	42.7	14.9	35%
Local access lines	561.4	608.6	(47.2)	(8)%
Long distance lines	410.4	439.2	(28.8)	(7)%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Revenue
Data revenue consists of Fioptics and digital subscriber line (“DSL”) high-speed internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $78.1 million for the three months ended March 31, 2013, up $2.1 million, or 3%, compared to the same period in 2012. Data transport and LAN services increased $1.2 million year-over-year as a result of increased demand by business customers for higher speed connections. Revenue from Fioptics high-speed internet services in the first quarter of 2013 increased by $1.9 million over the same period in 2012 due largely to increased subscribers. As of March 31, 2013, the Company had 60,700 high-speed internet Fioptics customers, which is a 17,900, or 42%, increase from the March 31, 2012 total of 42,800 subscribers. Partially offsetting these higher revenue items was lower DSL revenue generated in the first quarter of 2013 compared to the first quarter of 2012 due primarily to fewer DSL subscribers.
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $59.5 million in the three months ended March 31, 2013, down $6.5 million, or 10%, compared to the same period in 2012. The decrease in revenue was primarily driven by fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 40,800, or 8%, to 500,800 at March 31, 2013 from 541,600 at March 31, 2012. The Company had 60,600 CLEC access lines at March 31, 2013 compared to 67,000 access lines at March 31, 2012. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Long distance and VoIP revenue was $26.9 million in the three months ended March 31, 2013, down $2.0 million, or 7%, compared to the same period in 2012. The decrease was primarily attributable to $1.2 million of lower long distance revenue that was driven by declining subscriber lines as consumers continue opting to use wireless and VoIP services, combined with lower revenue from audio conferencing services due largely to decreased usage by subscribers. As of March 31, 2013, long distance subscriber lines were 410,400, a 7% decrease from a year ago.
Entertainment revenue was $12.0 million in the three months ended March 31, 2013, up $4.3 million, or 56%, compared to the same period in 2012. This increase was largely driven by the growth in Fioptics entertainment revenue which increased by $4.2 million to $11.6 million in 2013, as Fioptics entertainment subscribers grew by 14,900, or 35%, to 57,600 at March 31, 2013 from 42,700 at March 31, 2012.
Other revenue was $3.2 million in the three months ended March 31, 2013 compared to $3.8 million generated during the same period in 2012.
Costs and Expenses
Cost of services and products was $71.2 million in the three months ended March 31, 2013, an increase of $2.4 million, or 3%, compared to the same period in 2012. Contributing to this increase was $3.4 million of higher costs primarily associated with increased Fioptics programming expenses resulting from a broadening subscriber base and higher rates. In addition, contract service costs increased by $3.3 million driven by a decision in late 2012 to bring a portion of our off-shore call center operations back to the United States and higher data connectivity costs. The impact of these cost increases was partially offset by $2.6 million of lower payroll and other costs of providing service driven by reductions in staff and $1.5 million of lower network related costs due largely to decreased customer usage in our audio conferencing and VoIP services.

SG&A expenses were $31.0 million in the three months ended March 31, 2013, an increase of $0.5 million, or 2%, compared to the same period in 2012. Payroll-related costs increased by $1.9 million over 2012 driven largely by higher pension costs and increased commissions and bonuses. This increase was partially offset by a decrease in bad debt expense amounting to $1.1 million and lower software, legal and consulting expenses.

Depreciation and amortization was $26.8 million in the three months ended March 31, 2013, an increase of $0.9 million compared to a year ago. Assets placed in service in connection with the expansion of our Fioptics network drove the higher depreciation expense in 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Restructuring charges of $1.4 million in the three months ended March 31, 2013 were associated with our remaining obligations on abandoned leases. The gain on sale or disposal of assets of $0.8 million in the three months ended March 31, 2013 was primarily associated with the sale of copper cabling that was no longer in use. There were no such charges or gains incurred during the same period in 2012.
Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade our DSL network, and to maintain our wireline network. Capital expenditures were $33.8 million for the three months ended March 31, 2013, an increase of $10.5 million, or 45%, compared to the same period in 2012. As of March 31, 2013, the Company is able to provide its Fioptics services to 220,000 residential and business addresses. Given the continued strong demand for this service, in 2013 the Company plans to increase the level of capital investment in the Fioptics service compared to the capital expenditures made in 2012.

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

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2013	2012	Change	% Change
Revenue:
Postpaid service	$37.5	$46.4	$(8.9)	(19)%
Prepaid service	11.8	12.7	(0.9)	(7)%
Equipment and other	4.0	4.6	(0.6)	(13)%
Total revenue	53.3	63.7	(10.4)	(16)%
Operating costs and expenses:
Cost of services and products	23.5	29.5	(6.0)	(20)%
Selling, general and administrative	9.8	10.7	(0.9)	(8)%
Depreciation and amortization	16.0	7.9	8.1	103%
Restructuring charges	—	0.5	(0.5)	n/m
Loss on sale or disposal of assets	3.3	—	3.3	n/m
Total operating costs and expenses	52.6	48.6	4.0	8%
Operating income	$0.7	$15.1	$(14.4)	(95)%
Operating margin	1.3%	23.7%		(22.4)	pts
Capital expenditures	$8.2	$6.3	$1.9	30%
Metrics information:
Postpaid ARPU*	$51.29	$50.82	$0.47	1%
Prepaid ARPU*	$26.57	$28.53	$(1.96)	(7)%
Postpaid subscribers (in thousands)	236.6	297.7	(61.1)	(21)%
Prepaid subscribers (in thousands)	148.7	148.7	—	0%
Average postpaid churn	2.6%	2.2%		0.4	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $37.5 million in the three months ended March 31, 2013, a decrease of $8.9 million, or 19%, compared to the same period in 2012. The decrease in postpaid service revenue was primarily the result of a 21% decrease in the Company's postpaid subscribers which drove an overall decrease in voice minutes of use, combined with fewer average minutes of use per subscriber, partially offset by increased data usage. The Company's ability to maintain its subscriber base continues to be challenged by competitive pressure resulting from, among other factors, competitors' premium handsets and competitors' service on new LTE networks. Total postpaid ARPU was $51.29 in the three months ended March 31, 2013, up from $50.82 in the same period in 2012 as the favorable impact on ARPU of increased data usage continued to fully offset the impact of fewer minutes used by postpaid subscribers.
At March 31, 2013, the Company had 98,700 postpaid smartphone subscribers, a 5% decrease compared to 104,100 such subscribers at March 31, 2012. As of March 31, 2013, these postpaid smartphone subscribers represented 42% of the total postpaid subscriber base, up from 35% at the end of March 2012. The higher smartphone penetration drove a data ARPU of $18.69 in the three months ended March 31, 2013, up 16% compared to the same period in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Prepaid service revenue was $11.8 million in the three months ended March 31, 2013, a decrease of $0.9 million, or 7%, compared to the same period in 2012. This decrease was largely driven by lower voice rates and fewer minutes used by prepaid subscribers, partially offset by higher data usage by smartphone users. As a result, prepaid ARPU in the three months ended March 31, 2013 decreased to $26.57, down from $28.53 in the same period in 2012. The Company's total prepaid subscribers remained stable at 148,700 at both March 31, 2013 and 2012, while prepaid smartphone subscribers at March 31, 2013 increased to 32,300, up 9,900 or 44% from the same period a year ago.
Equipment and other revenue in the three months ended March 31, 2013 was $4.0 million, a decrease of $0.6 million, or 13%, compared to the same period in 2012. Equipment revenue decreased primarily due to continued postpaid subscriber losses which drove fewer activations and upgrades.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $23.5 million in the three months ended March 31, 2013, reflecting a decrease of $6.0 million, or 20%, compared to the same period of the prior year. This decrease was primarily due to $3.2 million of lower network related costs resulting from renegotiated roaming rates with other wireless carriers, lower network access expenses due to a reduced subscriber base, and the continued impact of the Company's cost containment efforts. Cost of goods sold decreased by an additional $1.2 million over 2012, driven largely by the impact of fewer sales of wireless handsets and lower handset repair costs resulting from a change in suppliers. The continued loss of postpaid subscribers also resulted in $1.0 million of lower handset subsidy costs from fewer activations and upgrades, and a $0.6 million decrease in operating taxes that was primarily driven by lower regulatory revenues.
SG&A expenses were $9.8 million in the three months ended March 31, 2013, representing a decrease of $0.9 million, or 8%, compared to the same period of 2012. The decrease primarily reflects $0.5 million of lower advertising costs resulting from the Company's continued cost containment efforts. Other selling and marketing expenses and payroll costs in the first quarter were also lower compared to the same period in 2012 due largely to these cost containment efforts.
Depreciation and amortization was $16.0 million in the three months ended March 31, 2013, an increase of $8.1 million compared to the same period in 2012. A change in the estimated useful lives assigned to network software resulted in $8.5 million of higher depreciation expense in the three months ended March 31, 2013. Partially offsetting this increase was lower depreciation expense on a lower asset base due primarily to the impact of fully depreciated and retired assets.
Loss on sale or disposal of assets was $3.3 million in the three months ended March 31, 2013, largely the result of wireless network equipment that was removed from service. This equipment had no resale market and has either been disconnected from the existing wireless network, abandoned or demolished. No such losses were incurred during the same period in 2012.
Restructuring charges of $0.5 million were incurred in the three months ended March 31, 2012 related to severance and remaining lease obligations associated with the closing of three retail stores. No restructuring costs were incurred during the three month period ended March 31, 2013.
Capital Expenditures
Capital expenditures were $8.2 million in the three months ended March 31, 2013, an increase of $1.9 million over the same period in 2012. Capital expenditures in the first quarter of 2013 were primarily related to network software upgrades.

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

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change	% Change
Revenue:
Telecom and IT equipment distribution	$56.9	$45.7	$11.2	25%
Managed and professional services	27.6	27.5	0.1	0%
Total revenue	84.5	73.2	11.3	15%
Operating costs and expenses:
Cost of services and products	69.4	58.7	10.7	18%
Selling, general and administrative	10.7	10.3	0.4	4%
Depreciation and amortization	2.5	1.6	0.9	56%
Total operating costs and expenses	82.6	70.6	12.0	17%
Operating income	$1.9	$2.6	$(0.7)	(27)%
Operating margin	2.2%	3.6%		(1.4)	pts
Capital expenditures	$1.2	$2.2	$(1.0)	(45)%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $56.9 million in the three months ended March 31, 2013, an increase of $11.2 million, or 25%, compared to the same period in 2012. The increase reflects higher equipment sales arising from increased spending primarily from one large customer.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as both long and short-term IT outsourcing and consulting engagements. In the three months ended March 31, 2013, managed and professional services revenue was $27.6 million, comparable to the same period in 2012. Revenue generated from professional services in the first quarter of 2013 grew by 16% primarily from higher customer demand but was offset by a 6% decline in managed services revenue that largely resulted from fewer orders from one of the Company's largest customers.
Costs and Expenses
Cost of services and products was $69.4 million in the three months ended March 31, 2013, an increase of $10.7 million, or 18%, compared to the same period in 2012. This increase was largely attributable to higher product costs associated with the increased revenue from telecom and IT equipment distribution.
SG&A expenses were $10.7 million in the three months ended March 31, 2013, an increase of $0.4 million, or 4%, compared to the first quarter of 2012. The increase is largely due to higher payroll-related expenses and increased sales commissions associated with the higher revenue from professional services and telecom and IT equipment distribution.
For the three months ended March 31, 2013, depreciation expense increased $0.9 million compared to 2012 driven by new assets placed in service.
Capital Expenditures
Capital expenditures were $1.2 million in the three months ended March 31, 2013 compared to $2.2 million in the prior year. Capital expenditures were lower in the first quarter in 2013 due to the timing of spending on equipment to support managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
Our Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. For the three months ended March 31, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and now account for our investment in CyrusOne on the equity method.

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change	% Change
Revenue	$15.6	$52.6	$(37.0)	(70)%
Operating costs and expenses:
Cost of services	4.8	17.3	(12.5)	(72)%
Selling, general and administrative	2.4	6.5	(4.1)	(63)%
Depreciation and amortization	5.2	15.6	(10.4)	(67)%
Total operating costs and expenses	12.4	39.4	(27.0)	(69)%
Operating income	$3.2	$13.2	$(10.0)	(76)%
Operating margin	20.5%	25.1%		(4.6)	pts
Capital expenditures	$7.7	$52.8	$(45.1)	(85)%

Data Center Colocation revenues, operating expenses and operating income for the three months ended March 31, 2013 are not comparable to the similar period in 2012 as we no longer include CyrusOne's results in our consolidated financial statements after its IPO completed on January 24, 2013. All variances result from the inclusion of CyrusOne in our consolidated results for only 23 days in 2013 versus for the full quarter in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of March 31, 2013, the Company had $2,134.0 million of outstanding indebtedness and an accumulated deficit of $3,245.5 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003. The Company completed the IPO of CyrusOne on January 24, 2013 and no longer has any obligations related to CyrusOne's indebtedness, including CyrusOne's $525 million 6 3/8% Senior Notes due 2022, capital lease obligations or other financing arrangements. In addition, the Company no longer has access to CyrusOne's $225 million revolving credit facility.
The Company’s primary source of cash is generated by operations. The Company generated $42.3 million and $23.6 million of cash flows from operations during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company had $237.5 million of short-term liquidity, comprised of $5.1 million of cash and cash equivalents, $200.0 million of undrawn capacity under its corporate credit agreement, and $32.4 million of unused capacity under its receivables facility.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2013. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
As of March 31, 2013, the fair value of our ownership interests in CyrusOne was approximately $1.0 billion. Over the next few years, management intends to sell down the Company's ownership interests in CyrusOne and use such proceeds to repay long-term debt to amounts appropriate for a telecommunications company and for other general corporate purposes.
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2013 totaled $42.3 million, an increase of $18.7 million compared to the same period in 2012. The cash provided by operating activities in 2013 increased primarily as a result of lower year-over-year payments for working capital requirements.
Cash flows used in investing activities during the three months ended March 31, 2013 amounted to $61.9 million, a decrease of $22.7 million compared to $84.6 million used in the same period in 2012. This decrease was primarily due to lower capital expenditures of $33.7 million largely driven by only a partial month of CyrusOne's 2013 capital expenditures being included in our consolidated financial statements. In addition, CyrusOne held cash of $12.2 million at the date of its IPO, which is no longer included in our consolidated financial statements.
Cash flows provided by financing activities during the three months ended March 31, 2013 were $1.1 million, compared to cash used in financing activities of $5.8 million during the same period in 2012. For the three months ended March 31, 2013, the Company's cash inflows were primarily comprised of $6.6 million of cash proceeds received from the exercise of stock options and warrants as well as $2.0 million of additional borrowings from the receivables facility. During this period, cash was used primarily to make debt repayments of $3.1 million and to pay $2.6 million of preferred stock dividends. For the same period in 2012, the cash used in financing activities was primarily driven by $4.0 million of debt repayments and a $2.6 million payment for preferred stock dividends.

Debt Covenants
Credit Facility
The credit facility financial covenants require that we maintain certain leverage and interest coverage ratios and limit our cumulative spending on capital expenditures. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under its credit facility, no additional borrowings under the credit facility would be available until the default was waived or cured. The Company is in compliance with all of its credit facility covenants.

The Company’s most restrictive covenants are generally included in its credit facility. In order to continue to have access to the amounts available to it under the revolving credit facility, the Company must remain in compliance with all of the covenants.

Form 10-Q Part I	Cincinnati Bell Inc.

The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended March 31, 2013:

(dollars in millions)
Consolidated Total Leverage Ratio as of March 31, 2013	5.14
Maximum ratio permitted for compliance	7.25
Consolidated Funded Indebtedness additional availability	$881.4
Consolidated EBITDA clearance over compliance threshold	$121.6

Definitions and components of these calculations are detailed in our credit agreement and can be found in the Company's Form 8-K filed on November 20, 2012.

The Company's ability to make restricted payments (which include share repurchases and common stock dividends) is limited to a total of $15 million given that its Consolidated Total Leverage Ratio, as defined in the credit agreement, exceeds 4.50 to 1.00 as of March 31, 2013.  The Company may make restricted payments of $15 million annually when the Consolidated Total Leverage Ratio is less than or equal to 4.50 to 1.00, and this allowance increases to $35 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock.

Public Bond Indentures
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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). As of March 31, 2013, the Company had exceeded this ratio. The Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket providing full access to the Corporate revolving credit facility plus an additional $700 million of secured debt. Also, the Company's ability to make restricted payments (which include share repurchases and common stock dividends) is limited to specific allowances.  In addition to a $25 million cumulative general allowance, the Company is permitted to make dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock and may repurchase up to $10 million of its common stock per year.  Except for the $25 million cumulative general allowance, no other allowances are available for common stock dividend payments.  The Company does not believe that this limitation will have a material impact on its operations, liquidity or cash flows in the foreseeable future.  When the Company is able to meet this ratio in the future, the aforementioned restrictions on debt incurrence and restricted payments will lapse.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased a total of 7.4 million shares at a total cost of $29.8 million and retired 7.3 million of these repurchased shares. The Company did not repurchase any additional shares in the first quarter of 2013. As of March 31, 2013, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
Regulatory Matters
Refer to the Company’s Annual Report on Form 10-K for the year ended 2012 for a complete description of regulatory matters.
Contingencies
In the normal course of business, the Company is subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance

Form 10-Q Part I	Cincinnati Bell Inc.

with accounting principles generally accepted in the United States. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2012 for a complete description of future operating trends for our business.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying condensed consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2012. Updates to our critical accounting policies are described below:
Investment in CyrusOne - As of January 24, 2013, we completed the IPO of CyrusOne and now own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock. We are also a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. Effective with the IPO, we no longer control the operations of CyrusOne and account for our investments in CyrusOne using the equity method. Loss from CyrusOne equity method investment of $1.9 million represents our proportionate share of CyrusOne's net loss for the period January 24, 2013 to March 31, 2013. Dividends from CyrusOne reduce our investment. After January 17, 2014, we may exchange our partnership units into cash or common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock.
Reviewing the Carrying Values of Long-Lived Assets - The useful lives of plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded during any reporting period. During the three months ended March 31, 2013, we determined that a change was necessary to shorten the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. For the three months ended March 31, 2013, the increase in depreciation expense associated with this change in estimate amounted to $8.5 million.
Accounting for Income Taxes - The Company has state tax credit carryforwards available to offset current and future Texas margin tax. These credits expire in 2026. As we sell down our ownership interest in CyrusOne in the future, we will incur significantly less Texas margin tax. As a result, management concluded that it was more likely than not that these tax credit carryforwards would not be realized prior to their expiration. Accordingly, during the three months ended March 31, 2013, we provided a valuation allowance of $10.7 million to reduce these state tax credit carryforwards to their estimated realizable value. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2013.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the Company's market risks. The Company no longer has commodity price risk related to electricity utilized in our former Data Center Colocation segment. There were no other material changes for the period ending March 31, 2013.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

(b)	Changes in internal control over financial reporting.
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2013 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2013 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending March 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2013.

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
(10.1)*
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek. (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 23, 2013, File No. 1-8519).

(10.2)*
Employment Agreement between Cincinnati Bell Inc. and Theodore H. Torbeck dated as of February 6, 2013. (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported January 31, 2013, File No. 1-8519).

(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

+ Filed herewith.
* Management contract
** Submitted electronically with this report.

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

Cincinnati Bell Inc.

Date:	May 9, 2013	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	May 9, 2013	/s/ Susan M. Kinsey
Susan M. Kinsey
Chief Accounting Officer