Form 10-Q
period 2013-06-30
CINCINNATI BELL INC
filed 2013-08-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2013, there were 208,014,669 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Services	$256.4	$318.9	$526.9	$636.9
Products	55.6	49.3	110.8	94.1
Total revenue	312.0	368.2	637.7	731.0
Costs and expenses
Cost of services, excluding items below	102.9	121.6	211.5	242.0
Cost of products sold, excluding items below	54.7	50.1	107.9	95.5
Selling, general and administrative, excluding items below	54.7	63.4	107.8	127.4
Depreciation and amortization	37.2	53.7	87.8	104.8
Transaction-related compensation	7.1	—	42.6	—
Restructuring charges	8.2	1.2	10.8	2.1
Curtailment gain	(0.6)	—	(0.6)	—
Loss on sale or disposal of assets, net	0.3	—	2.8	—
Transaction costs	0.7	—	1.1	—
Asset impairments	—	13.0	—	13.0
Total operating costs and expenses	265.2	303.0	571.7	584.8
Operating income	46.8	65.2	66.0	146.2
Interest expense	45.4	53.7	93.3	108.1
Loss from CyrusOne equity method investment	4.7	—	6.6	—
Other expense (income), net	0.1	—	(0.2)	1.5
(Loss) income before income taxes	(3.4)	11.5	(33.7)	36.6
Income tax (benefit) expense	(4.2)	7.0	2.2	19.5
Net income (loss)	0.8	4.5	(35.9)	17.1
Preferred stock dividends	2.6	2.6	5.2	5.2
Net (loss) income applicable to common shareowners	$(1.8)	$1.9	$(41.1)	$11.9
Basic and diluted (loss) earnings per common share	$(0.01)	$0.01	$(0.20)	$0.06

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$0.8	$4.5	$(35.9)	$17.1
Other comprehensive income, net of tax:
Foreign currency translation gain (loss), net of tax of $0.0, ($0.1)	0.1	—	(0.1)	—
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $4.2	7.3	—	7.3	—
Amortization of prior service benefits, net of tax of ($1.2), ($1.1), ($2.4), ($2.3)	(2.0)	(2.1)	(4.0)	(4.2)
Amortization of net actuarial loss, net of tax of $2.3, $2.8, $5.1, $4.8	4.0	4.8	8.8	8.3
Reclassification adjustment for curtailment gain included in net income, net of tax of ($0.2)	(0.4)	—	(0.4)	—
Other comprehensive income	9.0	2.7	11.6	4.1
Total comprehensive income (loss)	$9.8	$7.2	$(24.3)	$21.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$5.5	$23.6
Receivables, less allowances of $13.4 and $13.3	148.3	199.0
Receivable from CyrusOne	7.9	—
Inventory, materials and supplies	26.0	30.7
Deferred income taxes, net	29.9	26.8
Prepaid expenses	12.5	11.8
Other current assets	1.4	11.6
Total current assets	231.5	303.5
Property, plant and equipment, net	879.0	1,587.4
Investment in CyrusOne	489.3	—
Goodwill	14.4	290.6
Intangible assets, net	93.2	196.8
Deferred income taxes, net	396.9	407.8
Other noncurrent assets	41.1	86.3
Total assets	$2,145.4	$2,872.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.2	$13.4
Accounts payable	103.1	135.6
Payable to CyrusOne	1.8	—
Unearned revenue and customer deposits	32.5	51.2
Accrued taxes	14.1	21.6
Accrued interest	37.4	41.3
Accrued payroll and benefits	44.9	52.1
Other current liabilities	33.7	40.2
Total current liabilities	274.7	355.4
Long-term debt, less current portion	2,183.0	2,676.0
Pension and postretirement benefit obligations	333.6	362.7
Other noncurrent liabilities	73.8	176.5
Total liabilities	2,865.1	3,570.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2013 and December 31, 2012; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 208,489,900 and 202,960,430 shares issued; 207,968,180 and 202,468,710 shares outstanding at June 30, 2013 and December 31, 2012	2.1	2.0
Additional paid-in capital	2,593.7	2,590.9
Accumulated deficit	(3,244.7)	(3,208.8)
Accumulated other comprehensive loss	(198.1)	(209.7)
Common shares in treasury, at cost	(2.1)	(2.0)
Total shareowners’ deficit	(719.7)	(698.2)
Total liabilities and shareowners’ deficit	$2,145.4	$2,872.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(35.9)	$17.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	87.8	104.8
Provision for loss on receivables	6.6	7.4
Loss from CyrusOne equity method investment	6.6	—
Asset impairments	—	13.0
Noncash portion of interest expense	3.8	3.9
Deferred income tax provision	1.6	19.5
Pension and other postretirement payments in excess of expense	(10.7)	(15.0)
Stock-based compensation	3.2	2.4
Loss on sale or disposal of assets, net	2.8	—
Excess tax benefit for share based payments	(0.5)	—
Other, net	(1.0)	(0.6)
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
Decrease (increase) in receivables	2.6	(22.7)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(4.8)	(8.2)
Decrease in accounts payable	(3.6)	(18.1)
Decrease in accrued and other current liabilities	(20.7)	(9.4)
Decrease (increase) in other noncurrent assets	0.3	(0.7)
Decrease in other noncurrent liabilities	(8.7)	(1.5)
Net cash provided by operating activities	29.4	91.9
Cash flows from investing activities
Capital expenditures	(95.9)	(167.4)
Dividends received from CyrusOne	7.0	—
Proceeds from sale of assets	1.6	—
Release of restricted cash	0.4	—
Cash divested from deconsolidation of CyrusOne	(12.2)	—
Net cash used in investing activities	(99.1)	(167.4)
Cash flows from financing activities
Borrowings on revolving facilities, net	56.8	19.0
Repayment of debt	(4.8)	(8.0)
Dividends paid on preferred stock	(5.2)	(5.2)
Common stock repurchase	—	(0.3)
Proceeds from exercise of options and warrants	6.6	—
Excess tax benefit for share based payments	0.5	—
Other, net	(2.3)	0.4
Net cash provided by financing activities	51.6	5.9
Net decrease in cash and cash equivalents	(18.1)	(69.6)
Cash and cash equivalents at beginning of period	23.6	73.7
Cash and cash equivalents at end of period	$5.5	$4.1

Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$509.7	$—
Accrual of CyrusOne dividends	$7.1	$—
Acquisition of property by assuming debt and other noncurrent liabilities	$1.9	$7.0
Acquisition of property on account	$22.6	$25.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we”) provide diversified telecommunications and technology services. As of June 30, 2013, we operate our business through the following segments: Wireline, Wireless, and IT Services and Hardware.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. As of June 30, 2013, we own approximately 1.9 million shares of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million of its partnership units. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. As such, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment.
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
The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Investment in CyrusOne - We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we have significant influence over it but do not control its operations. As a result, effective January 24, 2013, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our consolidated statement of operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. In April 2013, the Company received $7.0 million of quarterly cash dividends from CyrusOne. Dividends from CyrusOne are recognized as a reduction of our investment.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Depreciation expense is generally calculated using either the group depreciation method or the straight-line method. During the three months ended March 31, 2013 and in connection with ongoing reviews of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded depreciation expense of $8.5 million ($5.1 million net of tax) in the first quarter of 2013, which had the impact of increasing basic and diluted loss per share by approximately $0.03 per share.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. For 2013, the Company expects its effective tax rate to be lower than statutory rates and it also expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities. The Company's tax expense for the three and six months ended June 30, 2013 decreased from the prior year primarily due to lower pre-tax income.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating Taxes — Certain operating taxes such as property, sales, use and gross receipts taxes are reported as expenses in operating income primarily within cost of services. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as an operating tax expense. Upon resolution of an audit, any remaining liability not paid is released and increases operating income.
Recently Issued Accounting Standards — In February 2013, the Financial Accounting Standards Board (FASB) amended the guidance in Accounting Standards Codification 220 on comprehensive income. The new guidance requires additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income. For other amounts that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income, cross references to other disclosures will be required. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2013. See Note 9 for our disclosures.
In July 2013, the FASB issued new guidance under Accounting Standards Update 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a NOL or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard is effective for annual and interim periods beginning after December 15, 2013. We expect that the adoption of this standard will not have a material impact on our financial statements.

2.    Investment in CyrusOne
On January 24, 2013, we completed the initial public offering of CyrusOne, our former Data Center Colocation segment. As of this date, we no longer control CyrusOne's operations and we removed the following assets and liabilities of CyrusOne from our consolidated financial statements:

(dollars in millions)
Cash	$12.2
Receivables	41.5
Other current assets	13.4
Property, plant and equipment	736.2
Goodwill and intangibles	377.7
Other noncurrent assets	44.0
Total assets	1,225.0

Current portion of long-term debt	6.3
Accounts payable	29.4
Unearned revenue and customer deposits	24.1
Other current liabilities	12.9
Long-term debt	550.3
Other noncurrent liabilities	92.3
Total liabilities	715.3

Net assets	$509.7

Form 10-Q Part I	Cincinnati Bell Inc.

As we have significant influence over CyrusOne, we account for this investment using the equity method. For the three and six months ended June 30, 2013, our equity method share of CyrusOne's net loss was $4.7 million and $6.6 million, respectively.
CyrusOne's operations will be primarily conducted through CyrusOne LP, a limited partnership. As of June 30, 2013, we held 1.9 million shares of the common stock of CyrusOne and 42.6 million units of the partnership units of CyrusOne LP. This structure results in the Company having an effective economic ownership of approximately 69% of CyrusOne.
Commencing January 17, 2014, we may exchange the partnership units of CyrusOne LP into cash, or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock. As of June 30, 2013, the fair value of this investment was $922.4 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Summarized financial information for CyrusOne is as follows:

(dollars in millions)	Three Months Ended June 30, 2013	January 24, 2013 to June 30, 2013
Revenue	$63.6	$108.6
Operating income	5.6	11.4
Net loss	(6.8)	(9.6)

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - For the six months ended June 30, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
We lease data center and office space from CyrusOne at certain locations in the Cincinnati area under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also provides certain administrative services to CyrusOne. These services are billed to CyrusOne based on agreed-upon rates and could include, but are not limited to, services for cash management, legal, treasury, human resources, accounting, tax, internal audit, information technology and risk management services. For the period to date, the services provided have been primarily limited to cash management. These expense recoveries from CyrusOne are credited to the expense account in which they were initially recorded.
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	Three Months Ended June 30, 2013	January 24, 2013 to June 30, 2013
Revenue:
Services provided to CyrusOne	$0.6	$1.1

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$20.0
Charges for services provided by CyrusOne	2.6	4.1
Administrative services provided to CyrusOne	(0.2)	(0.3)
Total operating costs and expenses	$2.4	$23.8

Form 10-Q Part I	Cincinnati Bell Inc.

Dividends of $7.0 million were received in the second quarter of 2013. In addition, on June 4, 2013, CyrusOne declared dividends of $0.16 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on July 15, 2013 to holders of record as of June 28, 2013. At June 30, 2013, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	June 30, 2013
Accounts receivable	$0.7
Dividends receivable	7.2
Receivable from CyrusOne	$7.9

Accounts payable	$1.8
Payable to CyrusOne	$1.8

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss)	$0.8	$4.5	$(35.9)	$17.1
Preferred stock dividends	2.6	2.6	5.2	5.2
(Loss) income available to common shareholders - basic and diluted	$(1.8)	$1.9	$(41.1)	$11.9
Denominator:
Weighted average common shares outstanding - basic	206.9	195.8	204.8	195.5
Warrants	—	3.1	—	3.1
Stock-based compensation arrangements	—	2.8	—	3.1
Weighted average common shares outstanding - diluted	206.9	201.7	204.8	201.7
Basic and diluted (loss) earnings per common share	$(0.01)	$0.01	$(0.20)	$0.06

For the three and six months ended June 30, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2012, awards under the Company’s stock-based compensation plans for common shares of 7.2 million and 7.1 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2012, preferred stock convertible into 4.5 million common shares was excluded from the computation of diluted EPS as the result would have been anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2013	December 31, 2012
Current portion of long-term debt:
Capital lease obligations and other debt	$7.2	$13.4
Current portion of long-term debt	7.2	13.4
Long-term debt, less current portion:
Corporate Credit Agreement	8.0	—
Receivables Facility	100.8	52.0
8 1/4% Senior Notes due 2017	500.0	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
8 3/8% Senior Notes due 2020	683.9	683.9
CyrusOne 6 3/8% Senior Notes due 2022	—	525.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	97.5	123.1
	2,189.7	2,683.5
Net unamortized discount	(6.7)	(7.5)
Long-term debt, less current portion	2,183.0	2,676.0
Total debt	$2,190.2	$2,689.4

In 2013, upon completion of the IPO of CyrusOne, we removed CyrusOne's debt from our consolidated financial statements. The Company no longer has any obligations related to CyrusOne's indebtedness which includes CyrusOne's $525 million of 6 3/8% Senior Notes due 2022, capital lease obligations and other financing arrangements. In addition, the Company no longer has access to the $225 million CyrusOne Credit Agreement.

As of June 30, 2013, the Company had $8.0 million of outstanding borrowings on its revolving corporate credit facility, leaving $192.0 million available. This revolving credit facility expires in July 2017.

Accounts Receivable Securitization Facility
On June 3, 2013, the Company executed an amendment of its accounts receivable securitization facility (“Receivables Facility”) which, in addition to modifying some of the defined terms and purchaser parties under the prior agreement, provided for an increase in the maximum credit availability under the Receivables Facility from $105.0 million to $120.0 million and extended the facility's expiration through June 2016. As of June 30, 2013, the Company had $100.8 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility. The Company's borrowing capacity, based on eligible receivables, was $106.1 million as of June 30, 2013. The Receivables Facility is subject to renewal every 364 days until its expiration in June 2016 and in the event that it is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under its revolving credit facility. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2013 and December 31, 2012, except for the Company's investment in CyrusOne, long-term debt and other financing arrangements. The carrying and fair values of these financial instruments are as follows:

	June 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$489.3	$922.4	$—	$—
Long-term debt, including current portion	2,190.2	2,239.1	2,689.4	2,834.6
Other financing arrangements	—	—	60.8	69.5

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on June 30, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2013 and December 31, 2012, which is considered Level 2 of the fair value hierarchy.

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

6.    Restructuring Charges
As of June 30, 2013, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Charges	0.9	1.7	—	2.6
Utilizations	(2.8)	(0.7)	(0.1)	(3.6)
Balance as of March 31, 2013	$5.9	$6.5	$0.1	$12.5
Charges	5.4	2.8	—	8.2
Utilizations	(2.8)	(1.1)	—	(3.9)
Balance as of June 30, 2013	$8.5	$8.2	$0.1	$16.8
For the six months ended June 30, 2013, employee separation charges were primarily comprised of severance and consulting fees related to a workforce optimization initiative. During this period, the Company made severance payments pursuant to a written severance plan, certain management contracts, and also a voluntary termination program that was offered to certain Wireline call center employees. These severance payments are expected to continue through 2014. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. During the three and six months ended June 30, 2013, the Company ceased use of certain office space and revised its estimates of lease obligations and sublease income on certain abandoned facilities. Lease payments on abandoned facilities will continue through 2018. Other consists of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2012	$8.6	$1.6	$0.5	$2.8	$13.5
Charges	1.4	—	—	1.2	2.6
Utilizations	(2.1)	—	(0.3)	(1.2)	(3.6)
Balance as of March 31, 2013	$7.9	$1.6	$0.2	$2.8	$12.5
Charges	4.4	—	0.7	3.1	8.2
Utilizations	(1.7)	(0.1)	(0.1)	(2.0)	(3.9)
Balance as of June 30, 2013	$10.6	$1.5	$0.8	$3.9	$16.8
At June 30, 2013 and December 31, 2012, $9.4 million and $5.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $7.4 million and $7.7 million, respectively, were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. Effective July 1, 2013, the management pension plan was amended to eliminate all future pension service credits. As a result, we recognized a curtailment gain of $0.6 million in the three months ended June 30, 2013 and remeasured the associated pension obligation. This remeasurement resulted in a reduction of our pension liability of $10.3 million. For the three and six months ended June 30, 2013 and 2012, pension and postretirement benefit costs were as follows:

	Three Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.8	$0.7	$0.1	$0.1
Interest cost on projected benefit obligation	4.2	4.6	0.7	1.2
Expected return on plan assets	(6.8)	(6.1)	—	—
Curtailment gain	(0.6)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.3)	(3.3)
Actuarial loss	5.0	5.8	1.3	1.8
Total amortization	5.1	5.9	(2.0)	(1.5)
Benefit costs	$2.7	$5.1	$(1.2)	$(0.2)

	Six Months Ended June 30,
	2013	2012	2013	2012
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.4	$1.3	$0.2	$0.2
Interest cost on projected benefit obligation	9.4	10.7	2.0	2.8
Expected return on plan assets	(12.9)	(13.0)	—	—
Curtailment gain	(0.6)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(6.5)	(6.6)
Actuarial loss	11.0	9.7	2.9	3.4
Total amortization	11.1	9.8	(3.6)	(3.2)
Benefit costs	$8.4	$8.8	$(1.4)	$(0.2)

Form 10-Q Part I	Cincinnati Bell Inc.

Amortizations of prior service cost (benefit) and actuarial loss, and curtailment gain represent reclassifications from accumulated other comprehensive income. For the six months ended June 30, 2013 and 2012, approximately 10% of pension costs were capitalized as a component of property, plant and equipment related to construction of our wireline network.

Contributions in 2013 to the Company’s pension and postretirement plans are expected to be approximately $44 million and $21 million, respectively. For the six months ended June 30, 2013, contributions to the pension plans were $8.9 million and contributions to the postretirement plan were $9.1 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $0.7 million and a benefit of $1.0 million, respectively, inclusive of $0.9 million and $4.8 million of mark-to-market gains on awards indexed to the Company's stock price. For the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $1.3 million and $4.8 million, respectively, which reflected a mark-to-market gain of $0.6 million and a mark-to-market expense of $0.9 million, respectively. As of June 30, 2013, there was $5.9 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. The Company recognized a benefit of $0.1 million and $1.7 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the company recognized a benefit of $0.2 million and an expense of $0.5 million, respectively. At June 30, 2013 and 2012, the number of common shares deferred under these plans was 0.8 million and 0.7 million, respectively.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represents a qualifying transaction requiring payment under these compensation plans. For the three and six months ended June 30, 2013, compensation expense of $7.1 million and $42.6 million, respectively, was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our consolidated statement of operations for the three and six months ended June 30, 2013.

9.    Shareowners' Deficit
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants which expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. At December 31, 2012, there were 14.3 million warrants outstanding, all of which were exercised by warrant holders during the three months ended March 31, 2013. As a result of the exercise of these 14.3 million warrants during the first quarter, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled.

Accumulated Other Comprehensive Loss
For the six months ended June 30, 2013, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2012	$(209.6)		$(0.1)	$(209.7)
Reclassifications, net	4.4	(a)	—	4.4
Remeasurement of benefit obligations	7.3		—	7.3
Foreign currency loss	—		(0.1)	(0.1)
Balance as of June 30, 2013	$(197.9)		$(0.2)	$(198.1)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs. See Note 7 for additional details.
10.    Business Segment Information
During the six months ended June 30, 2013, the Company operated in the following segments: Wireline, Wireless, IT Services and Hardware and Data Center Colocation. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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

On January 24, 2013, we completed the initial public offering of CyrusOne. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. For the three and six months ended June 30, 2013, we recognized a $4.7 million loss and a $6.6 million loss, respectively, from our investment in CyrusOne which represented our equity method share of CyrusOne's losses. These losses from CyrusOne were recognized as a component of non-operating income. As of June 30, 2013, the carrying value of our investment in CyrusOne was $489.3 million and is included as an asset of the Corporate segment.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2013	2012	2013	2012
Revenue
Wireline	$181.6	$183.7	$361.3	$366.1
Wireless	51.7	61.8	105.0	125.5
IT Services and Hardware	86.0	77.3	170.5	150.5
Data Center Colocation	—	54.0	15.6	106.6
Intersegment	(7.3)	(8.6)	(14.7)	(17.7)
Total revenue	$312.0	$368.2	$637.7	$731.0
Intersegment revenue
Wireline	$4.2	$4.7	$8.6	$9.7
Wireless	0.6	0.6	1.2	1.2
IT Services and Hardware	2.5	1.7	4.5	3.6
Data Center Colocation	—	1.6	0.4	3.2
Total intersegment revenue	$7.3	$8.6	$14.7	$17.7
Operating income
Wireline	$48.9	$54.7	$99.0	$111.9
Wireless	11.4	15.8	12.1	30.9
IT Services and Hardware	0.3	0.8	2.2	3.4
Data Center Colocation	—	(1.9)	3.2	11.3
Corporate	(13.8)	(4.2)	(50.5)	(11.3)
Total operating income	$46.8	$65.2	$66.0	$146.2
Expenditures for long-lived assets
Wireline	$39.3	$26.4	$73.1	$49.7
Wireless	2.0	1.9	10.2	8.2
IT Services and Hardware	3.7	2.5	4.9	4.7
Data Center Colocation	—	52.0	7.7	104.8
Total expenditures for long-lived assets	$45.0	$82.8	$95.9	$167.4
Depreciation and amortization
Wireline	$27.3	$26.4	$54.1	$52.3
Wireless	7.3	8.0	23.3	15.9
IT Services and Hardware	2.5	2.3	5.0	3.9
Data Center Colocation	—	17.0	5.2	32.6
Corporate	0.1	—	0.2	0.1
Total depreciation and amortization	$37.2	$53.7	$87.8	$104.8

	June 30, 2013	December 31, 2012
Assets
Wireline	$753.1	$723.7
Wireless	257.9	275.6
IT Services and Hardware	45.2	43.3
Data Center Colocation	—	1,208.5
Corporate and eliminations	1,089.2	621.3
Total assets	$2,145.4	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of June 30, 2013, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, Condensed Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013 and 2012, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$161.6	$164.4	$(14.0)	$312.0
Operating costs and expenses	13.6	113.6	152.0	(14.0)	265.2
Operating (loss) income	(13.6)	48.0	12.4	—	46.8
Interest expense (income), net	46.3	(5.6)	4.7	—	45.4
Other (income) expense, net	(0.3)	0.9	4.2	—	4.8
(Loss) income before equity in earnings of subsidiaries and income taxes	(59.6)	52.7	3.5	—	(3.4)
Income tax (benefit) expense	(21.2)	18.3	(1.3)	—	(4.2)
Equity in earnings of subsidiaries, net of tax	39.2	—	—	(39.2)	—
Net income	0.8	34.4	4.8	(39.2)	0.8
Other comprehensive income	8.9	—	0.1	—	9.0
Total comprehensive income	$9.7	$34.4	$4.9	$(39.2)	$9.8

Net income	0.8	34.4	4.8	(39.2)	0.8
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(1.8)	$34.4	$4.8	$(39.2)	$(1.8)

	Three Months Ended June 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$161.3	$222.3	$(15.4)	$368.2
Operating costs and expenses	4.0	108.4	206.0	(15.4)	303.0
Operating (loss) income	(4.0)	52.9	16.3	—	65.2
Interest expense (income), net	40.8	(0.1)	13.0	—	53.7
Other (income) expense, net	(0.3)	1.2	(0.9)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.5)	51.8	4.2	—	11.5
Income tax (benefit) expense	(15.7)	18.7	4.0	—	7.0
Equity in earnings of subsidiaries, net of tax	33.3	—	—	(33.3)	—
Net income	4.5	33.1	0.2	(33.3)	4.5
Other comprehensive income	2.7	—	—	—	2.7
Total comprehensive income	$7.2	$33.1	$0.2	$(33.3)	$7.2

Net income	4.5	33.1	0.2	(33.3)	4.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.9	$33.1	$0.2	$(33.3)	$1.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$320.9	$344.9	$(28.1)	$637.7
Operating costs and expenses	49.7	224.7	325.4	(28.1)	571.7
Operating (loss) income	(49.7)	96.2	19.5	—	66.0
Interest expense (income), net	82.1	(1.1)	12.3	—	93.3
Other (income) expense, net	(0.7)	2.6	4.5	—	6.4
(Loss) income before equity in earnings of subsidiaries and income taxes	(131.1)	94.7	2.7	—	(33.7)
Income tax (benefit) expense	(41.3)	34.8	8.7	—	2.2
Equity in earnings of subsidiaries, net of tax	53.9	—	—	(53.9)	—
Net (loss) income	(35.9)	59.9	(6.0)	(53.9)	(35.9)
Other comprehensive income (loss)	11.7	—	(0.1)	—	11.6
Total comprehensive (loss) income	$(24.2)	$59.9	$(6.1)	$(53.9)	$(24.3)

Net (loss) income	(35.9)	59.9	(6.0)	(53.9)	(35.9)
Preferred stock dividends	5.2	—	—	—	5.2
Net (loss) income applicable to common shareowners	$(41.1)	$59.9	$(6.0)	$(53.9)	$(41.1)

	Six Months Ended June 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$321.2	$440.8	$(31.0)	$731.0
Operating costs and expenses	11.1	212.8	391.9	(31.0)	584.8
Operating (loss) income	(11.1)	108.4	48.9	—	146.2
Interest expense (income), net	81.4	(0.2)	26.9	—	108.1
Other (income) expense, net	(0.7)	2.3	(0.1)	—	1.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(91.8)	106.3	22.1	—	36.6
Income tax (benefit) expense	(29.8)	38.5	10.8	—	19.5
Equity in earnings of subsidiaries, net of tax	79.1	—	—	(79.1)	—
Net income	17.1	67.8	11.3	(79.1)	17.1
Other comprehensive income	4.1	—	—	—	4.1
Total comprehensive income	$21.2	$67.8	$11.3	$(79.1)	$21.2

Net income	17.1	67.8	11.3	(79.1)	17.1
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$11.9	$67.8	$11.3	$(79.1)	$11.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.3	$1.3	$0.9	$—	$5.5
Receivables, net	0.9	—	155.3	—	156.2
Other current assets	3.5	31.6	35.2	(0.5)	69.8
Total current assets	7.7	32.9	191.4	(0.5)	231.5
Property, plant and equipment, net	0.1	679.6	199.3	—	879.0
Investment in CyrusOne	—	—	489.3	—	489.3
Goodwill and intangibles, net	—	2.3	105.3	—	107.6
Investments in and advances to subsidiaries	1,419.1	266.1	—	(1,685.2)	—
Other noncurrent assets	389.2	8.6	188.5	(148.3)	438.0
Total assets	$1,816.1	$989.5	$1,173.8	$(1,834.0)	$2,145.4

Current portion of long-term debt	$—	$3.9	$3.3	$—	$7.2
Accounts payable	0.7	59.2	45.0	—	104.9
Other current liabilities	79.2	49.4	33.3	0.7	162.6
Total current liabilities	79.9	112.5	81.6	0.7	274.7
Long-term debt, less current portion	1,850.6	142.7	189.7	—	2,183.0
Other noncurrent liabilities	346.3	149.3	61.3	(149.5)	407.4
Intercompany payables	259.0	—	200.6	(459.6)	—
Total liabilities	2,535.8	404.5	533.2	(608.4)	2,865.1
Shareowners’ (deficit) equity	(719.7)	585.0	640.6	(1,225.6)	(719.7)
Total liabilities and shareowners’ equity (deficit)	$1,816.1	$989.5	$1,173.8	$(1,834.0)	$2,145.4

	As of December 31, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6
Receivables, net	1.0	—	198.0	—	199.0
Other current assets	3.1	34.4	43.8	(0.4)	80.9
Total current assets	7.9	36.3	259.7	(0.4)	303.5
Property, plant and equipment, net	0.1	646.7	940.6	—	1,587.4
Goodwill and intangibles, net	—	2.3	485.1	—	487.4
Investments in and advances to subsidiaries	1,449.9	228.2	—	(1,678.1)	—
Other noncurrent assets	384.6	6.3	266.3	(163.1)	494.1
Total assets	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Current portion of long-term debt	$—	$3.0	$10.4	$—	$13.4
Accounts payable	1.2	61.7	72.7	—	135.6
Other current liabilities	85.6	50.2	69.7	0.9	206.4
Total current liabilities	86.8	114.9	152.8	0.9	355.4
Long-term debt, less current portion	1,841.7	141.3	693.0	—	2,676.0
Other noncurrent liabilities	383.3	138.6	181.7	(164.4)	539.2
Intercompany payables	228.9	—	276.4	(505.3)	—
Total liabilities	2,540.7	394.8	1,303.9	(668.8)	3,570.6
Shareowners’ (deficit) equity	(698.2)	525.0	647.8	(1,172.8)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(123.1)	$106.6	$45.9	$—	$29.4
Capital expenditures	—	(69.3)	(26.6)	—	(95.9)
Dividends received from CyrusOne	—	—	7.0	—	7.0
Proceeds from sale of assets	—	1.6	—	—	1.6
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(67.7)	(31.4)	—	(99.1)
Funding between Parent and subsidiaries, net	115.0	(37.9)	(77.1)	—	—
Borrowings on revolving facilities, net	8.0	—	48.8	—	56.8
Repayment of debt	—	(1.6)	(3.2)	—	(4.8)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(7.0)	—	—	—	(7.0)
Cash flows provided by (used in) financing activities	122.6	(39.5)	(31.5)	—	51.6
Decrease in cash and cash equivalents	(0.5)	(0.6)	(17.0)	—	(18.1)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$3.3	$1.3	$0.9	$—	$5.5

	Six Months Ended June 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(75.0)	$112.7	$54.2	$—	$91.9
Capital expenditures	—	(47.7)	(119.7)	—	(167.4)
Cash flows used in investing activities	—	(47.7)	(119.7)	—	(167.4)
Funding between Parent and subsidiaries, net	10.8	(63.5)	52.7	—	—
Increase in receivables facility, net	—	—	19.0	—	19.0
Repayment of debt	—	(1.6)	(6.4)	—	(8.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(4.7)	—	(0.1)	—	(4.8)
Cash flows provided by (used in) financing activities	5.8	(65.1)	65.2	—	5.9
Decrease in cash and cash equivalents	(69.2)	(0.1)	(0.3)	—	(69.6)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$0.4	$1.3	$2.4	$—	$4.1

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018 and 8 1/4% Senior Notes due 2017
As of June 30, 2013, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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
The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, Condensed Consolidating Balance Sheets as of June 30, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2013 and 2012, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.6	$148.4	$(14.0)	$312.0
Operating costs and expenses	13.6	163.5	102.1	(14.0)	265.2
Operating (loss) income	(13.6)	14.1	46.3	—	46.8
Interest expense (income), net	46.3	3.8	(4.7)	—	45.4
Other (income) expense, net	(0.3)	4.2	0.9	—	4.8
(Loss) income before equity in earnings of subsidiaries and income taxes	(59.6)	6.1	50.1	—	(3.4)
Income tax (benefit) expense	(21.2)	(0.7)	17.7	—	(4.2)
Equity in earnings of subsidiaries, net of tax	39.2	—	—	(39.2)	—
Net income	0.8	6.8	32.4	(39.2)	0.8
Other comprehensive income	8.9	—	0.1	—	9.0
Total comprehensive income	$9.7	$6.8	$32.5	$(39.2)	$9.8

Net income	0.8	6.8	32.4	(39.2)	0.8
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(1.8)	$6.8	$32.4	$(39.2)	$(1.8)

	Three Months Ended June 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$178.3	$205.3	$(15.4)	$368.2
Operating costs and expenses	4.0	160.5	153.9	(15.4)	303.0
Operating (loss) income	(4.0)	17.8	51.4	—	65.2
Interest expense, net	40.8	2.1	10.8	—	53.7
Other (income) expense, net	(0.3)	1.4	(1.1)	—	—
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.5)	14.3	41.7	—	11.5
Income tax (benefit) expense	(15.7)	7.2	15.5	—	7.0
Equity in earnings of subsidiaries, net of tax	33.3	(12.7)	—	(20.6)	—
Net income (loss)	4.5	(5.6)	26.2	(20.6)	4.5
Other comprehensive income	2.7	—	—	—	2.7
Total comprehensive income (loss)	$7.2	$(5.6)	$26.2	$(20.6)	$7.2

Net income (loss)	4.5	(5.6)	26.2	(20.6)	4.5
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$1.9	$(5.6)	$26.2	$(20.6)	$1.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$353.3	$312.5	$(28.1)	$637.7
Operating costs and expenses	49.7	333.6	216.5	(28.1)	571.7
Operating (loss) income	(49.7)	19.7	96.0	—	66.0
Interest expense, net	82.1	7.7	3.5	—	93.3
Other (income) expense, net	(0.7)	8.9	(1.8)	—	6.4
(Loss) income before equity in earnings of subsidiaries and income taxes	(131.1)	3.1	94.3	—	(33.7)
Income tax (benefit) expense	(41.3)	8.8	34.7	—	2.2
Equity in earnings of subsidiaries, net of tax	53.9	0.7	—	(54.6)	—
Net (loss) income	(35.9)	(5.0)	59.6	(54.6)	(35.9)
Other comprehensive income (loss)	11.7	—	(0.1)	—	11.6
Total comprehensive (loss) income	$(24.2)	$(5.0)	$59.5	$(54.6)	$(24.3)

Net (loss) income	(35.9)	(5.0)	59.6	(54.6)	(35.9)
Preferred stock dividends	5.2	—	—	—	5.2
Net (loss) income applicable to common shareowners	$(41.1)	$(5.0)	$59.6	$(54.6)	$(41.1)

	Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$353.9	$408.1	$(31.0)	$731.0
Operating costs and expenses	11.1	316.8	287.9	(31.0)	584.8
Operating (loss) income	(11.1)	37.1	120.2	—	146.2
Interest expense, net	81.4	3.8	22.9	—	108.1
Other (income) expense, net	(0.7)	4.1	(1.9)	—	1.5
(Loss) income before equity in earnings of subsidiaries and income taxes	(91.8)	29.2	99.2	—	36.6
Income tax (benefit) expense	(29.8)	11.6	37.7	—	19.5
Equity in earnings of subsidiaries, net of tax	79.1	(13.8)	—	(65.3)	—
Net income	17.1	3.8	61.5	(65.3)	17.1
Other comprehensive income	4.1	—	—	—	4.1
Total comprehensive income	$21.2	$3.8	$61.5	$(65.3)	$21.2

Net income	17.1	3.8	61.5	(65.3)	17.1
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$11.9	$3.8	$61.5	$(65.3)	$11.9

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.3	$0.7	$1.5	$—	$5.5
Receivables, net	0.9	7.4	147.9	—	156.2
Other current assets	3.5	31.5	35.3	(0.5)	69.8
Total current assets	7.7	39.6	184.7	(0.5)	231.5
Property, plant and equipment, net	0.1	197.4	681.5	—	879.0
Investment in CyrusOne	—	489.3	—	—	489.3
Goodwill and intangibles, net	—	105.3	2.3	—	107.6
Investments in and advances to subsidiaries	1,419.1	340.3	251.1	(2,010.5)	—
Other noncurrent assets	389.2	189.6	7.5	(148.3)	438.0
Total assets	$1,816.1	$1,361.5	$1,127.1	$(2,159.3)	$2,145.4

Current portion of long-term debt	$—	$3.0	$4.2	$—	$7.2
Accounts payable	0.7	66.4	37.8	—	104.9
Other current liabilities	79.2	34.9	47.8	0.7	162.6
Total current liabilities	79.9	104.3	89.8	0.7	274.7
Long-term debt, less current portion	1,850.6	87.3	245.1	—	2,183.0
Other noncurrent liabilities	346.3	63.6	147.0	(149.5)	407.4
Intercompany payables	259.0	158.8	41.8	(459.6)	—
Total liabilities	2,535.8	414.0	523.7	(608.4)	2,865.1
Shareowners’ (deficit) equity	(719.7)	947.5	603.4	(1,550.9)	(719.7)
Total liabilities and shareowners’ equity (deficit)	$1,816.1	$1,361.5	$1,127.1	$(2,159.3)	$2,145.4

	As of December 31, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6
Receivables, net	1.0	1.2	196.8	—	199.0
Other current assets	3.1	27.7	50.5	(0.4)	80.9
Total current assets	7.9	29.2	266.8	(0.4)	303.5
Property, plant and equipment, net	0.1	220.9	1,366.4	—	1,587.4
Goodwill and intangibles, net	—	106.4	381.0	—	487.4
Investments in and advances to subsidiaries	1,449.9	506.4	192.5	(2,148.8)	—
Other noncurrent assets	384.6	218.5	54.1	(163.1)	494.1
Total assets	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Current portion of long-term debt	$—	$3.9	$9.5	$—	$13.4
Accounts payable	1.2	90.2	44.2	—	135.6
Other current liabilities	85.6	33.6	86.3	0.9	206.4
Total current liabilities	86.8	127.7	140.0	0.9	355.4
Long-term debt, less current portion	1,841.7	88.4	745.9	—	2,676.0
Other noncurrent liabilities	383.3	90.6	229.7	(164.4)	539.2
Intercompany payables	228.9	160.0	102.6	(491.5)	—
Total liabilities	2,540.7	466.7	1,218.2	(655.0)	3,570.6
Shareowners’ (deficit) equity	(698.2)	614.7	1,042.6	(1,657.3)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(123.1)	$13.1	$139.4	$—	$29.4
Capital expenditures	—	(18.9)	(77.0)	—	(95.9)
Dividends received from CyrusOne	—	7.0	—	—	7.0
Proceeds from sale of assets	—	—	1.6	—	1.6
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.9)	(87.2)	—	(99.1)
Funding between Parent and subsidiaries, net	115.0	1.5	(116.5)	—	—
Borrowings on revolving facilities, net	8.0	—	48.8	—	56.8
Repayment of debt	—	(2.3)	(2.5)	—	(4.8)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(7.0)	—	—	—	(7.0)
Cash flows provided by (used in) financing activities	122.6	(0.8)	(70.2)	—	51.6
(Decrease) increase in cash and cash equivalents	(0.5)	0.4	(18.0)	—	(18.1)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$3.3	$0.7	$1.5	$—	$5.5

	Six Months Ended June 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(75.0)	$19.4	$147.5	$—	$91.9
Capital expenditures	—	(14.9)	(152.5)	—	(167.4)
Cash flows used in investing activities	—	(14.9)	(152.5)	—	(167.4)
Funding between Parent and subsidiaries, net	10.8	(1.8)	(9.0)	—	—
Increase in receivables facility, net	—	—	19.0	—	19.0
Repayment of debt	—	(2.6)	(5.4)	—	(8.0)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Other financing activities	(4.7)	(0.1)	—	—	(4.8)
Cash flows provided by (used in) financing activities	5.8	(4.5)	4.6	—	5.9
Decrease in cash and cash equivalents	(69.2)	—	(0.4)	—	(69.6)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$0.4	$0.7	$3.0	$—	$4.1

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

The Company is a full-service regional provider of data and voice communications services over wireline and wireless networks and is also a reseller of IT and telephony equipment.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. After the IPO, we own approximately 1.9 million shares of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million of its partnership units. Commencing on January 17, 2014, we may exchange these partnership units into shares of common stock of CyrusOne on a one-for-one basis or for cash at the fair value of a share of CyrusOne common stock, as determined by CyrusOne. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and the partnership units of CyrusOne LP, we no longer control its operations.
Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements. We now account for our ownership in CyrusOne as an equity method investment. CyrusOne's results of operations and cash flows for the partial month ended January 23, 2013 are included in our consolidated statements of operations, segment results and cash flows for the six months ended June 30, 2013. Our share of CyrusOne's net loss for the period January 24, 2013 through June 30, 2013 is presented in Loss from CyrusOne equity method investment in our consolidated statement of operations. Due to the change in presentation of CyrusOne, our results of operations and cash flows for the three and six-month periods ending June 30, 2013 are not comparable to prior periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Service revenue was $256.4 million during the three months ended June 30, 2013, a decrease of $62.5 million, or 20%, compared to the same period in 2012. Of this decrease, $52.4 million was due to the exclusion of CyrusOne's results of operations from our consolidated financial statements. Excluding the impact of CyrusOne's deconsolidation, service revenue decreased by $10.1 million, driven primarily by lower wireless and wireline service revenues of $10.1 million and $1.3 million, respectively, partially offset by an increase in managed and professional services revenue. For the six months ended June 30, 2013, service revenue was $526.9 million, a decrease of $110.0 million, or 17%, of which $88.2 million was a result of CyrusOne's deconsolidation. Excluding the impact of CyrusOne, service revenue for the six months ended June 30, 2013 decreased by $21.8 million year-over-year, primarily driven by lower wireless and wireline service revenues of $19.9 million and $3.9 million, respectively, partially offset by growth in revenue from managed and professional services.
Product revenue totaled $55.6 million in the three months ended June 30, 2013, an increase of $6.3 million, or 13%, compared to the same period in 2012. For the six months ended June 30, 2013, product revenue was $110.8 million, an increase of $16.7 million, or 18%, compared to the same period in 2012. These increases were primarily driven by higher sales of telecommunications and information technology (“IT”) hardware.
Cost of services was $102.9 million in the three months ended June 30, 2013 compared to $121.6 million in the same period of 2012, a decrease of $18.7 million, or 15%, of which $17.8 million was attributable to the IPO of CyrusOne. Wireless cost of services during the quarter decreased by $3.6 million year-over-year due primarily to lower roaming and network expenses largely associated with the decline in subscribers. Wireline cost of services was down by $1.4 million as the incremental costs associated with Fioptics growth and contract services were more than offset by lower network related expenses, operating taxes, and pension costs. The impact of these lower costs was partially offset by higher outsourced services and payroll-related costs in the IT services and hardware segment to support the growth in managed and professional services revenue. For the six months ended June 30, 2013, cost of services was $211.5 million, a decrease of $30.5 million, or 13%, from the comparative period in 2012 due primarily to the same factors described above.
Cost of products sold was $54.7 million in the three months ended June 30, 2013 compared to $50.1 million in the same period in 2012, an increase of $4.6 million, or 9%. For the six months ended June 30, 2013, cost of products sold was $107.9 million, an increase of $12.4 million, or 13%, compared to the same period in 2012. The cost increases in both the three and six-month periods ended June 30, 2013 primarily reflect higher costs from higher sales of telecommunications and IT hardware.
Selling, general and administrative (“SG&A”) expenses were $54.7 million in the three months ended June 30, 2013, a decrease of $8.7 million, or 14%, compared to the same period in 2012. The decrease is primarily the result of no longer consolidating CyrusOne results, which accounted for $7.6 million of the decrease. For the six months ended June 30, 2013, SG&A expenses totaled $107.8 million, down $19.6 million, or 15%, compared to the same period in 2012, of which $11.7 million is attributable to no longer consolidating CyrusOne. In addition, during the six months ended June 20, 2013, we recognized a stock compensation mark-to-market benefit of $6.5 million compared to expenses of $1.4 million during the comparative period in 2012. The Company grants stock-based compensation, some of which are cash-settled awards indexed to the Company's stock price. During the six months ended June 30, 2013, the Company's stock price decreased by 44%, driving the reduction to this compensation expense.
Depreciation and amortization expense totaled $37.2 million in the three months ended June 30, 2013, down $16.5 million, or 31%, from the same period in 2012. The decrease was primarily driven by $17.0 million of lower expense associated with CyrusOne, partially offset by higher depreciation expense incurred on new assets placed in service under our Fioptics expansion plan. For the six months ended June 30, 2013, depreciation and amortization expense was $87.8 million, down $17.0 million, or 16%, compared to the same period in 2012. The lower expense is a result of a $27.4 million expense reduction associated with CyrusOne, partially offset by $8.5 million of incremental depreciation charges to reduce the estimated useful lives assigned to the wireless network software, and higher depreciation expense related to the Fioptics expansion plan.
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represents a qualifying transaction requiring payment under these compensation plans. For the three and six months ended June 30, 2013, compensation expense of $7.1 million and $42.6 million, respectively, was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our consolidated statement of operations for the three and six months ended June 30, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring charges were $8.2 million for the three months ended June 30, 2013 compared to $1.2 million during the same period in 2012. Charges incurred in the second quarter of 2013 were largely comprised of $3.9 million of severance costs, $2.8 million of expenses related to lease abandonments, and $1.5 million of consulting fees associated with a workforce optimization initiative. Charges incurred during the comparative period in 2012 represented severance associated with the elimination of certain management positions, a voluntary termination program, and lease abandonments. For the six months ended June 30, 2013, restructuring charges totaled $10.8 million, an increase of $8.7 million compared to the same period in 2012. Charges incurred during the first half in 2013 primarily consisted of $4.5 million related to lease abandonments, $3.9 million of severance costs, and $2.4 million of consulting fees associated with a workforce optimization initiative. The charges incurred during the same period in 2012 were primarily associated with severance.
During the three months ended June 30, 2013, the Company amended the management pension plan to eliminate all future pension service credits effective July 1, 2013. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment gain of $0.6 million in the quarter.
Loss on sale or disposal of assets was $0.3 million and $2.8 million for the three and six months ended June 30, 2013, respectively. The losses for the three and six months ended June 30, 2013 were primarily attributable to $1.1 million and $4.4 million, respectively, of wireline and wireless network equipment that was removed from service and either disconnected from the existing networks, abandoned or demolished. This equipment had no resale market. These losses were partially offset by gains of $0.8 million and $1.6 million, respectively, recognized from sales of copper cabling no longer in use in the Wireline segment. No such losses or gains were recognized during the comparative periods in 2012.
Transaction costs were $0.7 million and $1.1 million in the three and six months ended June 30, 2013, respectively, with no such costs incurred during the comparative periods in 2012. Transaction costs relate to expenses incurred for exploring strategic alternatives for our Wireless business, legal and consulting costs to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Asset impairment losses of $13.0 million recorded in the second quarter of 2012 were related to the impairment of certain data center intangible and other long-lived assets.
Interest expense was $45.4 million in the three months ended June 30, 2013 compared to $53.7 million in the same period of 2012, a decrease of $8.3 million, or 15%. The decrease was primarily the result of the redemptions in November 2012 of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020, which reduced interest expense by $7.5 million year-over-year. The deconsolidation of CyrusOne in January 2013 also resulted in $0.6 million of lower interest expense. For the six months ended June 30, 2013, interest expense was $93.3 million, a decrease of $14.8 million, or 14%, compared to the same period in 2012. Year-over-year, the aforementioned debt redemptions resulted in $15.1 million of lower interest expense and a further reduction of $3.1 million is attributable to the deconsolidation of CyrusOne's capital lease and other long-term obligations. The impact of these expense reductions was partially offset by $2.1 million of higher interest expense on CyrusOne's 6 3/8% Senior Notes due 2022 incurred prior to the IPO and $1.5 million of lower capitalized interest that was primarily related to CyrusOne.
Loss from CyrusOne equity method investment represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is now recorded using the equity method. Losses for the three and six-month periods ended June 30, 2013 totaled $4.7 million and $6.6 million, respectively.
Income tax benefit for the three months ended June 30, 2013 was $4.2 million compared to an expense of $7.0 million in the same period in 2012. For the six months ended June 30, 2013, income tax expense was $2.2 million compared to $19.5 million in the first half of 2012. The decreases in tax expense were due primarily to lower pre-tax income offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are uncertain of being realized before their expiration date.
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

During the three months ended June 30, 2013, the Company continued the expansion of its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services, and passed an additional 18,000 residential and business addresses with this product. As of June 30, 2013, the Company had passed a total of 238,000 addresses to which it can provide Fioptics service.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Data	$79.2	$76.2	$3.0	4%		$157.3	$152.2	$5.1	3%
Voice - local service	58.3	64.7	(6.4)	(10)%		117.8	130.7	(12.9)	(10)%
Long distance and VoIP	26.8	29.1	(2.3)	(8)%		53.7	58.0	(4.3)	(7)%
Entertainment	13.0	8.4	4.6	55%		25.0	16.1	8.9	55%
Other	4.3	5.3	(1.0)	(19)%		7.5	9.1	(1.6)	(18)%
Total revenue	181.6	183.7	(2.1)	(1)%		361.3	366.1	(4.8)	(1)%
Operating costs and expenses:
Cost of services and products	69.8	71.2	(1.4)	(2)%		141.0	140.0	1.0	1%
Selling, general and administrative	31.7	30.7	1.0	3%		62.7	61.2	1.5	2%
Depreciation and amortization	27.3	26.4	0.9	3%		54.1	52.3	1.8	3%
Restructuring charges	4.4	0.7	3.7	n/m		5.8	0.7	5.1	n/m
Curtailment gain	(0.6)	—	(0.6)	n/m		(0.6)	—	(0.6)	n/m
Loss (gain) on sale or disposal of assets	0.1	—	0.1	n/m		(0.7)	—	(0.7)	n/m
Total operating costs and expenses	132.7	129.0	3.7	3%		262.3	254.2	8.1	3%
Operating income	$48.9	$54.7	$(5.8)	(11)%		$99.0	$111.9	$(12.9)	(12)%
Operating margin	26.9%	29.8%		(2.9)	pts	27.4%	30.6%		(3.2)	pts
Capital expenditures	$39.3	$26.4	$12.9	49%		$73.1	$49.7	$23.4	47%
Metrics information (in thousands):
Fioptics units passed	238.0	168.8	69.2	41%
High-speed internet subscribers:
DSL	194.9	210.5	(15.6)	(7)%
Fioptics	66.8	47.1	19.7	42%
Total high-speed internet subscribers	261.7	257.6	4.1	2%
Fioptics entertainment subscribers	63.2	46.4	16.8	36%
Local access lines	550.0	598.5	(48.5)	(8)%
Long distance lines	406.5	433.6	(27.1)	(6)%

Revenue
Data revenue consists of Fioptics and digital subscriber line (“DSL”) high-speed internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $79.2 million for the three months ended June 30, 2013, an increase of $3.0 million, or 4%, compared to the same period in 2012. During the second quarter of 2013, revenue from Fioptics high-speed internet services grew by $2.2 million year-over-year due largely to increased subscribers, and revenue from data transport and LAN services increased $2.1 million as a result of increased demand by business customers for higher speed connections. The impact of these higher revenues was partially offset by lower DSL revenue driven primarily by fewer DSL subscribers. For the six months ended June 30, 2013, data revenue was $157.3 million, an increase of $5.1 million from the comparative period in 2012. The same factors that resulted in the data revenue quarterly increase also contributed to the year-to-date increase for the six months ended June 30, 2013. Revenues from Fioptics high-speed internet services and data transport and LAN services increased by $4.2 million and $3.3 million year-over-year, respectively, while DSL revenue decreased by $2.5 million. As of June 30, 2013, the Company had 261,700 high-speed internet customers, a 4,100 increase from June 30, 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Fioptics high-speed internet subscribers totaled 66,800 as of June 30, 2013, a 42% increase compared to the prior year, as Fioptics high-speed internet net activations more than offset DSL subscriber loss.
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $58.3 million in the three months ended June 30, 2013, down $6.4 million, or 10%, compared to the same period in 2012, driven largely by the impact of continued access line losses. For the six months ended June 30, 2013, voice local service revenue was $117.8 million, also down 10% from the comparable prior period. Access lines within the segment’s ILEC territory decreased by 40,100, or 8%, to 492,700 at June 30, 2013. The Company had 57,300 CLEC access lines at June 30, 2013 compared to 65,700 access lines at June 30, 2012. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Long distance and VoIP revenue was $26.8 million for the three months ended June 30, 2013, a decrease of $2.3 million, or 8%, compared to the same period in 2012. The decrease was primarily attributable to $1.5 million of lower long distance revenue due to subscriber declines as consumers switch to wireless and VoIP services. Revenue from audio conferencing services was also lower due primarily to the loss of a large customer and decreased usage by subscribers. For the six months ended June 30, 2013, long distance and VoIP revenue totaled $53.7 million, down 7%, from the same period in 2012. Revenue from long distance was lower by $2.7 million and revenue from audio conferencing services was down by $1.6 million. As of June 30, 2013, the Company had 406,500 long distance subscriber lines, representing a 6% decrease from the same period a year ago.
Entertainment revenue was $13.0 million and $25.0 million for the three and six-month periods ended June 30, 2013, respectively, an increase of 55% over the comparative periods in 2012. The higher entertainment revenue was directly related to the 36% increase in Fioptics entertainment subscribers. As of June 30, 2013, Fioptics entertainment subscribers totaled 63,200.
Other revenue was $4.3 million for the three months ended June 30, 2013 compared to $5.3 million generated during the same period in 2012. For the six months ended June 30, 2013, other revenue was $7.5 million compared to $9.1 million generated during the comparative period in 2012.
Costs and Expenses
Cost of services and products was $69.8 million in the three months ended June 30, 2013, a decrease of $1.4 million, or 2%, compared to the same period in 2012. The year-over-year decrease was primarily due to $1.5 million of lower network-related expenses largely a result of decreased customer usage in our long distance and audio conferencing services and a $1.4 million decrease in operating taxes from reduced Universal Service Fund ("USF") rates and charges. In addition, the Company eliminated all future pension service credits associated with its management pension plan which resulted in a $2.1 million reduction to pension costs year-over-year. These cost decreases were partially offset by $3.2 million of higher costs primarily associated with increased Fioptics programming expenses resulting from a broadening subscriber base and higher supplier rates.

For the six months ended June 30, 2013, cost of services and products was $141.0 million compared to $140.0 million in the same period in 2012, an increase of $1.0 million. The increase was primarily driven by higher Fioptics programming expenses and contract service costs, partially offset by decreases in network related expenses, operating taxes, and pension expense.

SG&A expenses in the three months ended June 30, 2013 were $31.7 million, a year-over-year increase of $1.0 million, primarily related to higher non-employee commissions and bad debt expense. For the six months ended June 30, 2013, SG&A expenses totaled $62.7 million, an increase of $1.5 million compared to the same period in 2012. These increases were mostly driven by increased payroll and non-employee commissions primarily incurred to support Fioptics growth.

Depreciation and amortization expense was $27.3 million in the three months ended June 30, 2013, an increase of $0.9 million compared to the same period in 2012. For the six months ended June 30, 2013, depreciation and amortization expense was $54.1 million, an increase of $1.8 million from the comparative period in 2012. These increases are primarily attributable to new assets placed in service in connection with the expansion of our Fioptics network.
For the three months ended June 30, 2013, restructuring charges were $4.4 million, comprised of $3.0 million that was associated with our remaining obligations on abandoned leases and $1.4 million of severance. The curtailment gain of $0.6 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter in 2013 that eliminated all future pension service credits as of July 1, 2013. The loss on sale or disposal of assets of $0.1 million was due to $0.9 million of network equipment with no resale value that was removed from service and either disconnected from the existing network, abandoned or demolished, partially offset by a gain of $0.8 million from the sale

Form 10-Q Part I	Cincinnati Bell Inc.

of copper cabling that was no longer in use. Restructuring charges were $5.8 million for the six months ended June 30, 2013, of which $4.4 million was associated with our remaining obligations on abandoned leases and $1.4 million was related to severance.
Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade our DSL network, and to maintain our wireline network. Capital expenditures were $39.3 million for the three months ended June 30, 2013, an increase of $12.9 million, or 49%, compared to the same period in 2012. For the six months ended June 30, 2013, capital expenditures totaled $73.1 million, an increase of 47% compared to the $49.7 million spent during the same period in 2012. As of June 30, 2013, the Company is able to provide its Fioptics services to 238,000 residential and business addresses. The increase in capital expenditures has resulted from our increased investment in Fioptics and fiber-based business products, and the Company expects to continue to accelerate fiber investment for the remainder of 2013 based on current customer demand for the product and services.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Postpaid service	$35.9	$45.0	$(9.1)	(20)%		$73.4	$91.4	$(18.0)	(20)%
Prepaid service	11.6	12.6	(1.0)	(8)%		23.4	25.3	(1.9)	(8)%
Equipment and other	4.2	4.2	—	—%		8.2	8.8	(0.6)	(7)%
Total revenue	51.7	61.8	(10.1)	(16)%		105.0	125.5	(20.5)	(16)%
Operating costs and expenses:
Cost of services and products	23.8	27.4	(3.6)	(13)%		47.3	56.9	(9.6)	(17)%
Selling, general and administrative	9.0	10.6	(1.6)	(15)%		18.8	21.3	(2.5)	(12)%
Depreciation and amortization	7.3	8.0	(0.7)	(9)%		23.3	15.9	7.4	47%
Restructuring charges	—	—	—	n/m		—	0.5	(0.5)	n/m
Loss on sale or disposal of assets	0.2	—	0.2	n/m		3.5	—	3.5	n/m
Total operating costs and expenses	40.3	46.0	(5.7)	(12)%		92.9	94.6	(1.7)	(2)%
Operating income	$11.4	$15.8	$(4.4)	(28)%		$12.1	$30.9	$(18.8)	(61)%
Operating margin	22.1%	25.6%		(3.5)	pts	11.5%	24.6%		(13.1)	pts
Capital expenditures	$2.0	$1.9	$0.1	5%		$10.2	$8.2	$2.0	24%
Metrics information:
Postpaid ARPU*	$52.05	$51.55	$0.50	1%		$51.66	$51.18	$0.48	1%
Prepaid ARPU*	$26.16	$28.70	$(2.54)	(9)%		$26.36	$28.61	$(2.25)	(8)%
Postpaid subscribers (in thousands)	223.1	284.9	(61.8)	(22)%
Prepaid subscribers (in thousands)	146.9	145.2	1.7	1%
Average postpaid churn	2.5%	2.2%		0.3	pts	2.5%	2.2%		0.3	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $35.9 million and $73.4 million in the three and six-month periods ended June 30, 2013, respectively, down 20% compared to the same periods in 2012. The declines in postpaid service revenue were primarily the result of fewer postpaid subscribers as national service providers continued to benefit from being able to offer customers nationwide family talk plans on new LTE networks. In addition, subscribers on average continued to use fewer voice minutes compared to the same periods in 2012, contributing to the decline in postpaid voice revenue. The combined impact of these decreases was partially offset by increased data usage by postpaid subscribers. Total postpaid ARPU was $52.05 and $51.66 in the three and six-month periods ended June 30, 2013, respectively, up 1% compared to the same periods in 2012, as increased data usage continued to fully offset the impact of lower voice ARPU.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
As of June 30, 2013, postpaid smartphone subscribers totaled 95,800, or 43% of the postpaid subscriber base, compared to a smartphone subscriber penetration rate of 36% at June 30, 2012. The higher smartphone penetration drove a data ARPU of $18.99 in the six months ended June 30, 2013, an improvement from $16.60 generated during the first six months in 2012.
Prepaid service revenue was $11.6 million and $23.4 million in the three months and six months ended June 30, 2013, respectively, a decrease of 8% from the comparative periods in 2012. The decrease in prepaid service revenue was primarily the result of an increased number of subscribers enrolled in Lifeline programs that historically choose lower rate plans. At June 30, 2013, Lifeline subscribers represented 35% of the total prepaid subscriber base, up from 26% at June 30, 2012. As a result, prepaid ARPU generated in the three months and six months ended June 30, 2013 was $26.16 and $26.36, respectively, down from $28.70 and $28.61 generated during the same periods in 2012, respectively.
Equipment and other revenue for the three months ended June 30, 2013 was $4.2 million, similar to the comparative period in 2012. For the six months ended June 30, 2013, equipment and other revenue was $8.2 million, a decrease from $8.8 million in the same period in 2012, due primarily to fewer upgrades as a result of continued postpaid subscriber losses and decreased activations.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $23.8 million in the three months ended June 30, 2013, a decrease of $3.6 million, or 13%, compared to the same period of the prior year. The decrease was largely due to $1.9 million of lower network-related costs driven largely by decreased network access expenses and roaming costs paid to other wireless carriers as a result of a reduced subscriber base and lower voice and text usage by subscribers. The renegotiation in 2012 of the roaming rates we pay to other wireless carriers also contributed to lower network-related costs. In addition, the continued loss of postpaid subscribers and fewer upgrades and activations drove a $1.0 million decrease in handset subsidies and a $0.5 million decrease in operating taxes in the three months ended June 30, 2013 compared to the same period in 2012.
For the six months ended June 30, 2013, cost of services and products totaled $47.3 million, a decrease of $9.6 million, or 17%, compared to the same period in 2012. The year-over-year decrease was primarily due to $5.1 million of lower network related costs, reduced handset subsidy costs of $2.0 million, and decreased operating taxes of $1.2 million, all of which resulted from the same factors described in the preceding paragraph. In addition, handset repair and warranty costs decreased by $1.2 million compared to the first half in 2012.
SG&A expenses were $9.0 million in the three months ended June 30, 2013, representing a decrease of $1.6 million, or 15%, compared to the same period of 2012. The decrease includes $0.5 million of lower advertising costs and $0.4 million of lower bad debt expense. Other SG&A costs, including payroll, also decreased year-over-year due largely to the impact of the Company's cost containment efforts and declining customer activations. For the six months ended June 30, 2013, SG&A expenses totaled $18.8 million and were down $2.5 million compared to the same period in 2012, for similar reasons.
Depreciation and amortization was $7.3 million in the three months ended June 30, 2013, a decrease of $0.7 million compared to the same period in 2012. During the first quarter in 2013, we changed the estimated useful lives assigned to network software which resulted in a one-time depreciation charge of $8.5 million. As a result, for the six months ended June 30, 2013, depreciation and amortization was $23.3 million compared to $15.9 million for the six months ended June 30, 2012. The increased depreciation associated with the one-time charge was partially offset by lower depreciation expense resulting from a lower depreciable asset base.
Loss on sale or disposal of assets was $0.2 million and $3.5 million in the three and six-month periods ended June 30, 2013, respectively. This equipment had no resale market and has either been disconnected from the existing wireless network, abandoned or demolished. No such losses were incurred during the same periods in 2012.
Restructuring charges of $0.5 million were incurred during the six months ended June 30, 2012 related to severance and remaining lease obligations associated with the closing of three retail stores. No restructuring costs were incurred during the three and six-month periods ended June 30, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Capital Expenditures
Capital expenditures were $2.0 million and $10.2 million during the three and six-month periods ended June 30, 2013, respectively, compared to $1.9 million and $8.2 million during the same periods in 2012. The higher capital expenditures relate primarily to network software upgrades performed during the first quarter in 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas, primarily in the U.S., but also in Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Telecom and IT equipment distribution	$56.1	$49.8	$6.3	13%		$113.0	$95.5	$17.5	18%
Managed and professional services	29.9	27.5	2.4	9%		57.5	55.0	2.5	5%
Total revenue	86.0	77.3	8.7	11%		170.5	150.5	20.0	13%
Operating costs and expenses:
Cost of services and products	70.7	63.3	7.4	12%		140.1	122.0	18.1	15%
Selling, general and administrative	11.8	10.9	0.9	8%		22.5	21.2	1.3	6%
Depreciation and amortization	2.5	2.3	0.2	9%		5.0	3.9	1.1	28%
Restructuring charges	0.7	—	0.7	n/m		0.7	—	0.7	n/m
Total operating costs and expenses	85.7	76.5	9.2	12%		168.3	147.1	21.2	14%
Operating income	$0.3	$0.8	$(0.5)	(63)%		$2.2	$3.4	$(1.2)	(35)%
Operating margin	0.3%	1.0%		(0.7)	pts	1.3%	2.3%		(1.0)	pts
Capital expenditures	$3.7	$2.5	$1.2	48%		$4.9	$4.7	$0.2	4%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $56.1 million in the three months ended June 30, 2013, an increase of $6.3 million, or 13%, compared to the same period in 2012. For the six months ended June 30, 2013, telecom and IT equipment distribution revenue was $113.0 million, an increase of $17.5 million, or 18%, compared to the same period in 2012. Equipment sales to customers are, to a large extent, discretionary and cyclical and the increases in the three and six-month periods ended June 30, 2013 were driven primarily by increased year-over-year spending by a few of our largest customers.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as both long and short-term IT outsourcing and consulting engagements. For the three months ended June 30, 2013, managed and professional services revenue was $29.9 million, an increase of $2.4 million, or 9%, compared to the same period in 2012. The revenue increase was primarily due to higher demand for our professional services from the Company's largest customers. For the six months ended June 30, 2013, managed and professional services revenue was $57.5 million, an increase of 5% from the comparative period in 2012, also due to increased customer demand for the Company's professional services.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Costs and Expenses
Cost of services and products was $70.7 million for the three months ended June 30, 2013, an increase of $7.4 million, or 12%, compared to the same period in 2012. This increase was largely attributable to higher product costs due to the higher revenue from telecom and IT equipment distribution and to increased outsourcing and payroll-related costs associated with the growth in managed and professional services revenue.
For the six months ended June 30, 2013, cost of services and products was $140.1 million, a 15% increase from the comparative period in 2012 that was primarily driven by the higher revenue from telecom and IT equipment distribution. In addition, outsourcing and payroll-related costs increased by $2.2 million year-over-year in order to support the growth in professional services revenue.
SG&A expenses were $11.8 million in the three months ended June 30, 2013, an increase of $0.9 million, or 8%, compared to the same period in 2012. For the six months ended June 30, 2013, SG&A expenses totaled $22.5 million, a 6% increase over the comparative period in 2012. These increases were largely the result of higher bonuses and sales commission related to the revenue growth from professional services and telecom and IT equipment distribution.
Depreciation expense was $2.5 million and $5.0 million in the three and six-month periods ended June 30, 2013, respectively, compared to $2.3 million and $3.9 million during the same periods in 2012. The year-over-year increases in depreciation expense were driven by new assets placed in service.
Restructuring charges of $0.7 million in the three and six months ended June 30, 2013 were associated with employee severance.
Capital Expenditures
Capital expenditures were $3.7 million and $4.9 million during the three and six-month periods ended June 30, 2013, respectively, compared to $2.5 million and $4.7 million during the same periods in the prior year. Fluctuations in capital expenditures, to a large extent, are due to the timing of spending on equipment to support managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. For the six months ended June 30, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and now account for our investment in CyrusOne using the equity method.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenue	$—	$54.0	$(54.0)	n/m	$15.6	$106.6	$(91.0)	n/m
Operating costs and expenses:
Cost of services	—	17.8	(17.8)	n/m	4.8	35.1	(30.3)	n/m
Selling, general and administrative	—	7.6	(7.6)	n/m	2.4	14.1	(11.7)	n/m
Depreciation and amortization	—	17.0	(17.0)	n/m	5.2	32.6	(27.4)	n/m
Restructuring charges	—	0.5	(0.5)	n/m	—	0.5	(0.5)	n/m
Asset impairments	—	13.0	(13.0)	n/m	—	13.0	(13.0)	n/m
Total operating costs and expenses	—	55.9	(55.9)	n/m	12.4	95.3	(82.9)	n/m
Operating income	$—	$(1.9)	$1.9	n/m	$3.2	$11.3	$(8.1)	n/m
Operating margin	n/m	(3.5)%		n/m	20.5%	10.6%		n/m
Capital expenditures	$—	$52.0	$(52.0)	n/m	$7.7	$104.8	$(97.1)	n/m

Data Center Colocation revenues, operating expenses and operating income for the three and six months ended June 30, 2013 are not comparable to the similar period in 2012 as we no longer include CyrusOne's results in our consolidated financial statements after the completion of its IPO on January 24, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2013, the Company had $2,190.2 million of outstanding indebtedness and an accumulated deficit of $3,244.7 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003. The Company completed the IPO of CyrusOne on January 24, 2013 and no longer has any obligations related to CyrusOne's indebtedness, including CyrusOne's $525 million 6 3/8% Senior Notes due 2022, capital lease obligations or other financing arrangements. In addition, the Company no longer has access to CyrusOne's $225 million revolving credit facility.
The Company’s primary source of cash is generated by operations. The Company generated $29.4 million and $91.9 million of cash flows from operations during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had $197.5 million of short-term liquidity, comprised primarily of $5.5 million of cash and cash equivalents and $192.0 million of undrawn capacity under its corporate credit agreement.
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
As of June 30, 2013, the fair value of our ownership interests in CyrusOne was $922.4 million. Over the next few years, management intends to sell down the Company's ownership interests in CyrusOne and use such proceeds to repay long-term debt to leverage ratios appropriate for a telecommunications company and for other general corporate purposes.
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2013 totaled $29.4 million, a decrease of $62.5 million compared to the same period in 2012. The cash provided by operating activities in 2013 decreased primarily as a result of $42.6 million of payments for transaction-related compensation and the deconsolidation of CyrusOne after its IPO.
Cash flows used in investing activities during the six months ended June 30, 2013 amounted to $99.1 million, a decrease of $68.3 million compared to $167.4 million used in the same period in 2012. This decrease was primarily driven by the deconsolidation of CyrusOne following its IPO in January 2013. CyrusOne's capital expenditures were $104.8 million in 2012 compared to only $7.7 million in 2013 prior to the IPO. In addition, in April 2013, the Company received $7.0 million of quarterly cash dividends from CyrusOne. The impact of these decreases was partially offset by increased wireline capital expenditures primarily driven by the Company's Fioptics expansion plan and $12.2 million of cash retained on CyrusOne's balance sheet at the date of the IPO.
Cash flows provided by financing activities during the six months ended June 30, 2013 were $51.6 million compared to $5.9 million during the same period in 2012, an increase of $45.7 million. This year-over-year increase was largely driven by $37.8 million of additional borrowings from the Company's revolving credit facilities, $6.6 million of cash proceeds received from the exercise of stock options and warrants, and $3.2 million of lower debt repayments that were primarily associated with the deconsolidation of CyrusOne's capital leases following CyrusOne's IPO in January 2013.

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

The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended June 30, 2013:

(dollars in millions)
Consolidated Total Leverage Ratio	5.35
Maximum ratio permitted for compliance	7.25
Consolidated Funded Indebtedness additional availability	$782.0
Consolidated EBITDA clearance over compliance threshold	$107.9

Definitions and components of these calculations are detailed in our credit agreement and can be found in the Company's Form 8-K filed on November 20, 2012.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that its Consolidated Total Leverage Ratio, as defined in the credit agreement, exceeds 4.50 to 1.00 as of June 30, 2013.  The Company may make restricted payments of $15 million annually when the Consolidated Total Leverage Ratio is less than or equal to 4.50 to 1.00, and this allowance increases to $35 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock.

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). As of June 30, 2013, the Company had exceeded this ratio. The Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket which provides full access to the corporate revolving credit facility plus an additional $700 million of secured debt. Also, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to specific allowances.  In addition to a $25 million cumulative general allowance, the Company is permitted to make dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock and may repurchase up to $10 million of its common stock per year.  Except for the $25 million cumulative general allowance, no other allowances are available for common stock dividend payments.  The Company does not believe that this limitation will have a material impact on its operations, liquidity or cash flows in the foreseeable future.  When the Company is able to meet this ratio in the future, the aforementioned restrictions on debt incurrence and restricted payments will lapse.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the six months ended June 30, 2013. As of June 30, 2013, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2012 for a complete description of all the Company's future operating trends.
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
Investment in CyrusOne - Following the successful completion of CyrusOne's IPO on January 24, 2013, we own approximately 1.9 million shares of CyrusOne's common stock and are also a limited partner in CyrusOne LP, owning approximately 42.6 million of its partnership units. Effective with the IPO, we no longer control the operations of CyrusOne and account for our investments in CyrusOne using the equity method. Loss from CyrusOne equity method investment represents our proportionate share of CyrusOne's net losses for periods beginning on January 24, 2013 and amounted to $4.7 million and $6.6 million for the three and six months ended June 30, 2013, respectively. Dividends received from CyrusOne reduce our investment. In April 2013, the Company received $7.0 million of its initial quarterly cash dividend from CyrusOne. After January 17, 2014, we may exchange our partnership units into cash or common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock.
Reviewing the Carrying Values of Long-Lived Assets - The useful lives of plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded during any reporting period. In 2013, we determined that a change was necessary to shorten the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. For the six months ended June 30, 2013, the increase in depreciation expense associated with this change in estimate amounted to $8.5 million.
Accounting for Pension and Postretirement Benefits - Effective July 1, 2013, the management pension plan was amended to eliminate all future pension service credits. As a result, we recognized a curtailment gain of $0.6 million in the three months ended June 30, 2013 and remeasured the associated pension obligation. This remeasurement resulted in a reduction of our pension liability of $10.3 million. Management applied a discount rate of 3.22% and a long-term rate of return of 7.75% for this remeasurement. The discount rate was derived from a yield curve developed using current market rates of high-quality bonds whose maturities approximate our estimated future pension payments.
Accounting for Income Taxes - The Company has state tax credit carryforwards available to offset current and future Texas margin tax. These credits expire in 2026. As we sell down our ownership interest in CyrusOne in the future, we will incur significantly less Texas margin tax. As a result, management concluded that it was more likely than not that these tax credit carryforwards would not be realized prior to their expiration. Accordingly, during the six months ended June 30, 2013, we provided a valuation allowance of $10.7 million to reduce these state tax credit carryforwards to their estimated realizable value. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the Company's market risks. The Company no longer has commodity price risk related to electricity utilized in our former Data Center Colocation segment. There were no other material changes for the three and six-month periods ending June 30, 2013.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2013 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a comprehensive listing of the Company’s risk factors. There were no material changes for the three and six-month periods ending June 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six-month period ended June 30, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock during the six-month period ended June 30, 2013.

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
(4.1)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of earliest event reported June 3, 2013, File No. 1-8519).

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

The Company's reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge in the Investor Relations section of the Company's website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge. The Company will furnish any other exhibit at cost.

Form 10-Q Part II	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date:	August 8, 2013	/s/ Kurt A. Freyberger
Kurt A. Freyberger
Chief Financial Officer

Date:	August 8, 2013	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer