Form 10-Q
period 2013-09-30
CINCINNATI BELL INC
filed 2013-11-07
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2013, there were 208,037,869 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Services	$255.4	$319.5	$782.3	$956.4
Products	55.4	48.7	166.2	142.8
Total revenue	310.8	368.2	948.5	1,099.2
Costs and expenses
Cost of services, excluding items below	106.9	123.4	318.4	365.4
Cost of products sold, excluding items below	52.5	48.9	160.4	144.4
Selling, general and administrative, excluding items below	53.6	72.2	161.4	199.6
Depreciation and amortization	39.8	55.4	127.6	160.2
Transaction-related compensation	—	—	42.6	—
Restructuring charges	—	0.9	10.8	3.0
Curtailment gain	—	—	(0.6)	—
(Gain) loss on sale or disposal of assets, net	(0.2)	(0.6)	2.6	(0.6)
Transaction costs	0.5	1.7	1.6	1.7
Asset impairments	—	0.3	—	13.3
Total operating costs and expenses	253.1	302.2	824.8	887.0
Operating income	57.7	66.0	123.7	212.2
Interest expense	46.7	55.2	140.0	163.3
Loss from CyrusOne equity method investment	1.5	—	8.1	—
Other (income) expense, net	(1.2)	0.1	(1.4)	1.6
Income (loss) before income taxes	10.7	10.7	(23.0)	47.3
Income tax expense	1.4	6.8	3.6	26.3
Net income (loss)	9.3	3.9	(26.6)	21.0
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income (loss) applicable to common shareowners	$6.7	$1.3	$(34.4)	$13.2
Basic and diluted earnings (loss) per common share	$0.03	$0.01	$(0.17)	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$9.3	$3.9	$(26.6)	$21.0
Other comprehensive income, net of tax:
Foreign currency translation gain (loss), net of tax of ($0.1), $0.0, ($0.2), $0.0	—	0.1	(0.1)	0.1
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $13.1, $17.3	22.7	—	30.0	—
Amortization of prior service benefits, net of tax of ($1.3), ($1.2), ($3.7), ($3.5)	(2.3)	(2.0)	(6.3)	(6.2)
Amortization of net actuarial loss, net of tax of $2.4, $2.2, $7.5, $7.0	4.4	4.2	13.2	12.5
Reclassification adjustment for curtailment gain included in net income, net of tax of ($0.2)	—	—	(0.4)	—
Other comprehensive income	24.8	2.3	36.4	6.4
Total comprehensive income	$34.1	$6.2	$9.8	$27.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$413.7	$23.6
Receivables, less allowances of $13.0 and $13.3	153.4	199.0
Receivable from CyrusOne	8.0	—
Inventory, materials and supplies	26.4	30.7
Deferred income taxes, net	34.1	26.8
Prepaid expenses	11.1	11.8
Other current assets	3.6	11.6
Total current assets	650.3	303.5
Property, plant and equipment, net	892.5	1,587.4
Investment in CyrusOne	480.7	—
Goodwill	14.4	290.6
Intangible assets, net	92.8	196.8
Deferred income taxes, net	376.9	407.8
Other noncurrent assets	44.1	86.3
Total assets	$2,551.7	$2,872.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$508.9	$13.4
Accounts payable	107.3	135.6
Payable to CyrusOne	1.0	—
Unearned revenue and customer deposits	34.3	51.2
Accrued taxes	19.7	21.6
Accrued interest	52.4	41.3
Accrued payroll and benefits	41.7	52.1
Other current liabilities	32.2	40.2
Total current liabilities	797.5	355.4
Long-term debt, less current portion	2,108.2	2,676.0
Pension and postretirement benefit obligations	262.3	362.7
Other noncurrent liabilities	70.9	176.5
Total liabilities	3,238.9	3,570.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2013 and December 31, 2012; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 208,559,589 and 202,960,430 shares issued; 208,037,869 and 202,468,710 shares outstanding at September 30, 2013 and December 31, 2012	2.1	2.0
Additional paid-in capital	2,592.1	2,590.9
Accumulated deficit	(3,235.4)	(3,208.8)
Accumulated other comprehensive loss	(173.3)	(209.7)
Common shares in treasury, at cost	(2.1)	(2.0)
Total shareowners’ deficit	(687.2)	(698.2)
Total liabilities and shareowners’ deficit	$2,551.7	$2,872.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(26.6)	$21.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	127.6	160.2
Provision for loss on receivables	9.0	11.6
Loss from CyrusOne equity method investment	8.1	—
Asset impairments	—	13.3
Noncash portion of interest expense	5.7	5.8
Deferred income tax provision	1.9	25.8
Pension and other postretirement payments in excess of expense	(43.0)	(24.3)
Stock-based compensation	4.0	3.6
Loss (gain) on sale or disposal of assets, net	2.6	(0.6)
Excess tax benefit for share based payments	(0.5)	—
Other, net	(2.1)	(1.2)
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
Increase in receivables	(4.4)	(26.1)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(6.7)	(13.4)
Decrease in accounts payable	(1.0)	(10.4)
Decrease in accrued and other current liabilities	(3.8)	(9.6)
Decrease (increase) in other noncurrent assets	0.1	(4.2)
(Decrease) increase in other noncurrent liabilities	(11.1)	3.5
Net cash provided by operating activities	59.8	155.0
Cash flows from investing activities
Capital expenditures	(142.0)	(242.9)
Dividends received from CyrusOne	14.2	—
Proceeds from sale of assets	1.8	0.6
Increase in restricted cash	—	(11.1)
Release of restricted cash	0.4	0.7
Cash divested from deconsolidation of CyrusOne	(12.2)	—
Net cash used in investing activities	(137.8)	(252.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	536.0	—
(Decrease) increase in revolving facilities, net	(52.0)	44.0
Repayment of debt	(6.7)	(11.3)
Debt issuance costs	(6.4)	—
Dividends paid on preferred stock	(7.8)	(7.8)
Common stock repurchase	—	(0.3)
Proceeds from exercise of options and warrants	6.8	8.1
Excess tax benefit for share based payments	0.5	—
Other, net	(2.3)	(1.0)
Net cash provided by financing activities	468.1	31.7
Net increase (decrease) in cash and cash equivalents	390.1	(66.0)
Cash and cash equivalents at beginning of period	23.6	73.7
Cash and cash equivalents at end of period	$413.7	$7.7

Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$509.7	$—
Accrual of CyrusOne dividends	$7.1	$—
Acquisition of property by assuming debt and other noncurrent liabilities	$5.6	$7.8
Acquisition of property on account	$20.4	$37.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we”) provide diversified telecommunications and technology services. As of September 30, 2013, we operate our business through the following segments: Wireline, Wireless, and IT Services and Hardware.
On January 24, 2013, we completed the initial public offering (“IPO”) of CyrusOne Inc. (“CyrusOne”), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. As of September 30, 2013, we own approximately 1.9 million shares of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million of its partnership units. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. As such, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment.
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
The Condensed Consolidated Balance Sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Investment in CyrusOne - We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we no longer control its operations. As a result, effective January 24, 2013, our 69% ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our consolidated statement of operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. During the three and nine months ended September 30, 2013, the Company received cash dividends from CyrusOne totaling $7.2 million and $14.2 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Depreciation expense is generally calculated using either the group depreciation method or the straight-line method. During the three months ended March 31, 2013, and in connection with ongoing reviews of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded depreciation expense of $8.5 million ($5.1 million net of tax) in the first quarter of 2013, which had the impact of increasing basic and diluted loss per share by approximately $0.03 per share.

Form 10-Q Part I	Cincinnati Bell Inc.

Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. For 2013, the Company expects its effective tax rate to be lower than statutory rates on its pre-tax loss. The Company's tax expense for the three months ended September 30, 2013 decreased from the prior year due to a reduction in the expected annual effective tax rate, which was driven by lower expected pre-tax income year-over-year. The Company's tax expense for the nine months ended September 30, 2013 decreased from the prior year primarily due to lower pre-tax income and a reduction in the annual effective tax rate. The tax impact of lower income was partially offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
Operating Taxes — Certain operating taxes such as property, sales, use and gross receipts taxes are reported as expenses in operating income primarily within cost of services. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded.
Recently Issued Accounting Standards — In February 2013, the Financial Accounting Standards Board ("FASB") amended the guidance in Accounting Standards Codification ("ASC") 220 on comprehensive income. The new guidance requires additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified are required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, cross references to other disclosures will be required. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2013. See Note 9 for our disclosures.
In July 2013, the FASB issued new guidance under Accounting Standards Update 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a net operating loss ("NOL") or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard is effective for annual and interim periods beginning after December 15, 2013. We expect that the adoption of this standard will not have a material impact on our financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2.    Investment in CyrusOne
On January 24, 2013, we completed the initial public offering of CyrusOne, our former Data Center Colocation segment. As of this date, we no longer control CyrusOne's operations, and we removed the following assets and liabilities of CyrusOne from our consolidated financial statements:

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
We effectively own approximately 69% of CyrusOne and account for our investment using the equity method as we no longer control its operations. For the three and nine months ended September 30, 2013, our equity method share of CyrusOne's net loss was $1.5 million and $8.1 million, respectively.
Commencing January 17, 2014, we may exchange the partnership units of CyrusOne LP into cash, or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock. As of September 30, 2013, the fair value of this investment was $845.1 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Summarized financial information for CyrusOne is as follows:

(dollars in millions)	Three Months Ended September 30, 2013	January 24, 2013 to September 30, 2013
Revenue	$67.5	$176.1
Operating income	8.5	19.9
Net loss	(2.2)	(11.8)

Form 10-Q Part I	Cincinnati Bell Inc.

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - For the nine months ended September 30, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	Three Months Ended September 30, 2013	January 24, 2013 to September 30, 2013
Revenue:
Services provided to CyrusOne	$0.5	$1.6

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$20.0
Charges for services provided by CyrusOne	2.4	6.5
Administrative services provided to CyrusOne	(0.1)	(0.4)
Total operating costs and expenses	$2.3	$26.1

Dividends of $7.2 million were received in the third quarter of 2013. In addition, on September 4, 2013, CyrusOne declared a dividend of $0.16 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on October 15, 2013 to holders of record as of September 27, 2013. At September 30, 2013, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	September 30, 2013
Accounts receivable	$0.9
Dividends receivable	7.1
Receivable from CyrusOne	$8.0

Accounts payable	$1.0
Payable to CyrusOne	$1.0

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income (loss)	$9.3	$3.9	$(26.6)	$21.0
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income (loss) applicable to common shareholders - basic and diluted	$6.7	$1.3	$(34.4)	$13.2
Denominator:
Weighted average common shares outstanding - basic	207.0	196.4	205.6	195.8
Warrants	—	5.6	—	3.9
Stock-based compensation arrangements	1.5	3.6	—	3.3
Weighted average common shares outstanding - diluted	208.5	205.6	205.6	203.0
Basic and diluted earnings (loss) per common share	$0.03	$0.01	$(0.17)	$0.07

For the three months ended September 30, 2013, awards under the Company's stock-based compensation plans for common shares of 7.0 million were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2012, awards under the Company’s stock-based compensation plans for common shares of 4.4 million and 6.2 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2013 and 2012, preferred stock convertible into 4.5 million common shares was excluded from the computation of diluted EPS as the result would have been anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2013	December 31, 2012
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$—
8 1/4% Senior Notes due 2017	500.0	—
Capital lease obligations and other debt	7.2	13.4
Net unamortized discount on 8 1/4% Senior Notes due 2017	(3.7)	—
Current portion of long-term debt	508.9	13.4
Long-term debt, less current portion:
Receivables Facility	—	52.0
8 1/4% Senior Notes due 2017	—	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	534.6	—
8 3/8% Senior Notes due 2020	683.9	683.9
CyrusOne 6 3/8% Senior Notes due 2022	—	525.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	96.9	123.1
	2,114.9	2,683.5
Net unamortized discount	(6.7)	(7.5)
Long-term debt, less current portion	2,108.2	2,676.0
Total debt	$2,617.1	$2,689.4

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

Accounts Receivable Securitization Facility
On June 3, 2013, the Company executed an amendment of its accounts receivable securitization facility (“Receivables Facility”) which, in addition to modifying some of the defined terms and purchaser parties under the prior agreement, provided for an increase in the maximum credit availability under the Receivables Facility from $105.0 million to $120.0 million and extended the facility's expiration through June 2016. As of September 30, 2013, the Company had no borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving $102.7 million of remaining availability on the total borrowing capacity of $107.9 million. The Receivables Facility is subject to renewal every 364 days until its expiration in June 2016 and, in the event that it is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under its existing revolving corporate credit facility (the "Corporate Credit Agreement"). The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

Corporate Credit Agreement - Amendment for Tranche B Term Loan Facility

On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a new $540 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020. The Tranche B Term Loan was issued with 0.75% of original issue discount and requires quarterly principal payments of 0.25% of the original principal amount. Loans under the Tranche B Term Loan bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%.

The Company received $529.6 million in net proceeds from the Tranche B Term Loan on September 10, 2013, after deducting the original issue discount, fees and expenses. These proceeds were used to redeem all of the Company's $500 million of 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") on October 15, 2013 at a redemption price of 104.125%, including payment of accrued interest thereon totaling $20.6 million. In accordance with the indenture governing these 8 1/4% Senior Notes, the Company filed a notification with the trustee on September 11, 2013 of its election to redeem these 8 1/4% Senior Notes on the redemption date, October 15, 2013. As a result of the redemption, the Company expects to record a debt extinguishment loss of $29.6 million in the fourth quarter of 2013 which consists of $20.6 million of call premiums and the write-off of $5.3 million of issuance costs and $3.7 million of debt discount. As of September 30, 2013, the 8 1/4% Senior Notes and the associated discount are presented as a current liability on the Company's consolidated balance sheet.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined in the credit agreement, exceeds 3.50 to 1.00 as of September 30, 2013.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments applicable to the Company's existing revolving corporate credit facility, subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement was modified to provide that 85%, rather than 100%, of proceeds of CyrusOne Sales are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

The Tranche B Term Loan is subject to the same affirmative and negative covenants and events of default as the Corporate Credit Agreement, except that a breach of the financial covenants will not result in an event of default under the Tranche B Term Loan unless and until the agent or a majority in interest of the lenders under the Corporate Credit Agreement have terminated the commitments under the Corporate Credit Agreement or accelerated the loans then outstanding under the Corporate Credit Agreement in response to such breach.

As of September 30, 2013, the Company had no outstanding borrowings on its Corporate Credit Agreement, leaving $200.0 million available. The Corporate Credit Agreement expires in July 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2013 and December 31, 2012, except for the Company's investment in CyrusOne, long-term debt and other financing arrangements. The carrying and fair values of these financial instruments are as follows:

	September 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$480.7	$845.1	$—	$—
Long-term debt, including current portion	2,617.1	2,701.2	2,689.4	2,834.6
Other financing arrangements	—	—	60.8	69.5

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on September 30, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2013 and December 31, 2012, which is considered Level 2 of the fair value hierarchy.

As of January 24, 2013, upon completion of the IPO of CyrusOne, we no longer consolidate CyrusOne. Therefore, the other financing arrangements related to CyrusOne are no longer accounted for in our consolidated financial statements. As of December 31, 2012, the fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.

6.    Restructuring Charges
As of September 30, 2013, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Charges	0.9	1.7	—	2.6
Utilizations	(2.8)	(0.7)	(0.1)	(3.6)
Balance as of March 31, 2013	$5.9	$6.5	$0.1	$12.5
Charges	5.4	2.8	—	8.2
Utilizations	(2.8)	(1.1)	—	(3.9)
Balance as of June 30, 2013	$8.5	$8.2	$0.1	$16.8
Charges	—	(0.6)	0.6	—
Utilizations	(1.2)	(1.3)	—	(2.5)
Balance as of September 30, 2013	$7.3	$6.3	$0.7	$14.3
For the nine months ended September 30, 2013, employee separation charges were primarily comprised of severance and consulting fees related to a workforce optimization initiative. During this period, the Company made severance payments pursuant to a written severance plan, certain management contracts, and also a voluntary termination program that was offered to certain Wireline call center employees. These severance payments are expected to continue through 2014. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018. In the third quarter of 2013, the Company re-occupied certain floors at leased facilities that were previously abandoned. Other consists of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2012	$8.6	$1.6	$0.5	$2.8	$13.5
Charges	1.4	—	—	1.2	2.6
Utilizations	(2.1)	—	(0.3)	(1.2)	(3.6)
Balance as of March 31, 2013	$7.9	$1.6	$0.2	$2.8	$12.5
Charges	4.4	—	0.7	3.1	8.2
Utilizations	(1.7)	(0.1)	(0.1)	(2.0)	(3.9)
Balance as of June 30, 2013	$10.6	$1.5	$0.8	$3.9	$16.8
Charges	—	—	—	—	—
Utilizations	(2.1)	—	—	(0.4)	(2.5)
Balance as of September 30, 2013	$8.5	$1.5	$0.8	$3.5	$14.3
At September 30, 2013 and December 31, 2012, $8.5 million and $5.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $5.8 million and $7.7 million, respectively, were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. During the third quarter of 2013, the Board approved several amendments to the postretirement plan that required a remeasurement of the associated benefit obligations. As a result, the Company recorded a $26.1 million reduction to the postretirement liability in the third quarter of 2013. Pension plan amendments were approved by the Board in the second quarter of 2013, and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations in the three months ended June 30, 2013. For the three and nine months ended September 30, 2013 and 2012, pension and postretirement benefit costs were as follows:

	Three Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.3	$0.7	$0.1	$0.2
Interest cost on projected benefit obligation	4.7	5.3	1.0	1.4
Expected return on plan assets	(6.3)	(6.6)	—	—
Amortization of:
Prior service cost (benefit)	0.1	—	(3.7)	(3.2)
Actuarial loss	5.4	4.8	1.4	1.6
Total amortization	5.5	4.8	(2.3)	(1.6)
Benefit costs	$4.2	$4.2	$(1.2)	$—

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30,
	2013	2012	2013	2012
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$1.7	$2.0	$0.3	$0.4
Interest cost on projected benefit obligation	14.1	16.0	3.0	4.2
Expected return on plan assets	(19.2)	(19.6)	—	—
Curtailment gain	(0.6)	—	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.1	(10.2)	(9.8)
Actuarial loss	16.4	14.5	4.3	5.0
Total amortization	16.6	14.6	(5.9)	(4.8)
Benefit costs	$12.6	$13.0	$(2.6)	$(0.2)

Amortizations of prior service cost (benefit) and actuarial loss, and curtailment gain represent reclassifications from accumulated other comprehensive income. For the nine months ended September 30, 2013 and 2012, approximately 12% and 8%, respectively, of pension costs were capitalized as a component of property, plant and equipment related to construction of our wireline network.

Contributions in 2013 to the Company’s pension and postretirement plans are expected to be approximately $44 million and $18 million, respectively. For the nine months ended September 30, 2013, contributions to the pension plans were $39.9 million and contributions to the postretirement plan were $13.3 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $0.3 million and a benefit of $0.7 million, respectively, inclusive of $0.6 million and $5.4 million of mark-to-market gains on awards indexed to the Company's stock price. For the three and nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $6.4 million and $11.2 million, respectively, which reflected a mark-to-market expense of $4.6 million and $5.5 million, respectively. As of September 30, 2013, there was $4.2 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. The Company recognized a benefit of $0.3 million and $2.0 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012, the Company recognized an expense of $1.4 million and an expense of $1.9 million, respectively. At September 30, 2013 and 2012, the number of common shares deferred under these plans was 0.8 million and 0.7 million, respectively.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represents a qualifying transaction requiring payment under these compensation plans. For the nine months ended September 30, 2013, compensation expense of $42.6 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our consolidated statement of operations for the nine months ended September 30, 2013.

9.    Shareowners' Deficit
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants that expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. At December 31, 2012, there were 14.3 million warrants outstanding, all of which were exercised by warrant holders during the three months ended March 31, 2013. As a result of the 14.3 million warrants being exercised during the first quarter, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled.
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2013, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2012	$(209.6)		$(0.1)	$(209.7)
Reclassifications, net	6.5	(a)	—	6.5
Remeasurement of benefit obligations	30.0		—	30.0
Foreign currency loss	—		(0.1)	(0.1)
Balance as of September 30, 2013	$(173.1)		$(0.2)	$(173.3)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs. See Note 7 for additional details.
10.    Business Segment Information
During the nine months ended September 30, 2013, the Company operated in the following segments: Wireline, Wireless, IT Services and Hardware and Data Center Colocation. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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

On January 24, 2013, we completed the initial public offering of CyrusOne. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. For the three and nine months ended September 30, 2013, we recognized losses of $1.5 million and $8.1 million, respectively, from our investment in CyrusOne which represented our equity method share of CyrusOne's losses. These losses from CyrusOne were recognized as a component of non-operating income. As of September 30, 2013, the carrying value of our investment in CyrusOne was $480.7 million and is included as an asset of the Corporate segment.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2013	2012	2013	2012
Revenue
Wireline	$181.4	$182.3	$542.7	$548.4
Wireless	49.1	59.5	154.1	185.0
IT Services and Hardware	87.5	78.3	258.0	228.8
Data Center Colocation	—	56.7	15.6	163.3
Intersegment	(7.2)	(8.6)	(21.9)	(26.3)
Total revenue	$310.8	$368.2	$948.5	$1,099.2
Intersegment revenue
Wireline	$4.2	$4.8	$12.8	$14.5
Wireless	0.5	0.5	1.7	1.7
IT Services and Hardware	2.5	1.8	7.0	5.4
Data Center Colocation	—	1.5	0.4	4.7
Total intersegment revenue	$7.2	$8.6	$21.9	$26.3
Operating income
Wireline	$47.8	$50.9	$146.8	$162.8
Wireless	7.0	12.6	19.1	43.5
IT Services and Hardware	4.4	3.8	6.6	7.2
Data Center Colocation	—	11.2	3.2	22.5
Corporate	(1.5)	(12.5)	(52.0)	(23.8)
Total operating income	$57.7	$66.0	$123.7	$212.2
Expenditures for long-lived assets
Wireline	$41.2	$27.8	$114.3	$77.5
Wireless	2.2	4.2	12.4	12.4
IT Services and Hardware	2.7	1.9	7.6	6.6
Data Center Colocation	—	41.6	7.7	146.4
Total expenditures for long-lived assets	$46.1	$75.5	$142.0	$242.9
Depreciation and amortization
Wireline	$29.7	$26.6	$83.8	$78.9
Wireless	7.4	8.1	30.7	24.0
IT Services and Hardware	2.5	2.4	7.5	6.3
Data Center Colocation	—	18.3	5.2	50.9
Corporate	0.2	—	0.4	0.1
Total depreciation and amortization	$39.8	$55.4	$127.6	$160.2

	September 30, 2013	December 31, 2012
Assets
Wireline	$766.7	$723.7
Wireless	252.2	275.6
IT Services and Hardware	51.8	43.3
Data Center Colocation	—	1,208.5
Corporate and eliminations	1,481.0	621.3
Total assets	$2,551.7	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of September 30, 2013, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$161.4	$163.5	$(14.1)	$310.8
Operating costs and expenses	1.5	115.3	150.4	(14.1)	253.1
Operating (loss) income	(1.5)	46.1	13.1	—	57.7
Interest expense (income), net	42.9	(0.3)	4.1	—	46.7
Other (income) expense, net	(0.4)	1.8	(1.1)	—	0.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.0)	44.6	10.1	—	10.7
Income tax (benefit) expense	(18.5)	16.4	3.5	—	1.4
Equity in earnings of subsidiaries, net of tax	34.8	—	—	(34.8)	—
Net income	9.3	28.2	6.6	(34.8)	9.3
Other comprehensive income	24.8	—	—	—	24.8
Total comprehensive income	$34.1	$28.2	$6.6	$(34.8)	$34.1

Net income	9.3	28.2	6.6	(34.8)	9.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$6.7	$28.2	$6.6	$(34.8)	$6.7

	Three Months Ended September 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$160.8	$222.8	$(15.4)	$368.2
Operating costs and expenses	12.5	112.0	193.1	(15.4)	302.2
Operating (loss) income	(12.5)	48.8	29.7	—	66.0
Interest expense (income), net	41.1	(0.6)	14.7	—	55.2
Other (income) expense, net	(0.5)	0.6	—	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(53.1)	48.8	15.0	—	10.7
Income tax (benefit) expense	(16.1)	18.1	4.8	—	6.8
Equity in earnings of subsidiaries, net of tax	40.9	—	—	(40.9)	—
Net income	3.9	30.7	10.2	(40.9)	3.9
Other comprehensive income	2.2	—	0.1	—	2.3
Total comprehensive income	$6.1	$30.7	$10.3	$(40.9)	$6.2

Net income	3.9	30.7	10.2	(40.9)	3.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.3	$30.7	$10.2	$(40.9)	$1.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Nine Months Ended September 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$482.3	$508.4	$(42.2)	$948.5
Operating costs and expenses	51.2	340.0	475.8	(42.2)	824.8
Operating (loss) income	(51.2)	142.3	32.6	—	123.7
Interest expense (income), net	125.0	(1.4)	16.4	—	140.0
Other (income) expense, net	(1.1)	4.4	3.4	—	6.7
(Loss) income before equity in earnings of subsidiaries and income taxes	(175.1)	139.3	12.8	—	(23.0)
Income tax (benefit) expense	(59.8)	51.2	12.2	—	3.6
Equity in earnings of subsidiaries, net of tax	88.7	—	—	(88.7)	—
Net (loss) income	(26.6)	88.1	0.6	(88.7)	(26.6)
Other comprehensive income (loss)	36.5	—	(0.1)	—	36.4
Total comprehensive income	$9.9	$88.1	$0.5	$(88.7)	$9.8

Net (loss) income	(26.6)	88.1	0.6	(88.7)	(26.6)
Preferred stock dividends	7.8	—	—	—	7.8
Net (loss) income applicable to common shareowners	$(34.4)	$88.1	$0.6	$(88.7)	$(34.4)

	Nine Months Ended September 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$482.0	$663.6	$(46.4)	$1,099.2
Operating costs and expenses	23.6	324.8	585.0	(46.4)	887.0
Operating (loss) income	(23.6)	157.2	78.6	—	212.2
Interest expense (income), net	122.5	(0.8)	41.6	—	163.3
Other (income) expense, net	(1.2)	2.9	(0.1)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(144.9)	155.1	37.1	—	47.3
Income tax (benefit) expense	(45.9)	56.6	15.6	—	26.3
Equity in earnings of subsidiaries, net of tax	120.0	—	—	(120.0)	—
Net income	21.0	98.5	21.5	(120.0)	21.0
Other comprehensive income	6.3	—	0.1	—	6.4
Total comprehensive income	$27.3	$98.5	$21.6	$(120.0)	$27.4

Net income	21.0	98.5	21.5	(120.0)	21.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$13.2	$98.5	$21.5	$(120.0)	$13.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$411.1	$2.0	$0.6	$—	$413.7
Receivables, net	1.6	—	159.8	—	161.4
Other current assets	2.6	29.3	43.7	(0.4)	75.2
Total current assets	415.3	31.3	204.1	(0.4)	650.3
Property, plant and equipment, net	0.1	694.2	198.2	—	892.5
Investment in CyrusOne	—	—	480.7	—	480.7
Goodwill and intangibles, net	—	2.3	104.9	—	107.2
Investments in and advances to subsidiaries	1,546.8	288.8	—	(1,835.6)	—
Other noncurrent assets	380.6	6.2	189.5	(155.3)	421.0
Total assets	$2,342.8	$1,022.8	$1,177.4	$(1,991.3)	$2,551.7

Current portion of long-term debt	$501.7	$3.9	$3.3	$—	$508.9
Accounts payable	1.0	58.7	48.6	—	108.3
Other current liabilities	93.3	50.8	36.8	(0.6)	180.3
Total current liabilities	596.0	113.4	88.7	(0.6)	797.5
Long-term debt, less current portion	1,877.2	142.3	88.7	—	2,108.2
Other noncurrent liabilities	274.3	153.9	60.1	(155.1)	333.2
Intercompany payables	282.5	—	292.7	(575.2)	—
Total liabilities	3,030.0	409.6	530.2	(730.9)	3,238.9
Shareowners’ (deficit) equity	(687.2)	613.2	647.2	(1,260.4)	(687.2)
Total liabilities and shareowners’ equity (deficit)	$2,342.8	$1,022.8	$1,177.4	$(1,991.3)	$2,551.7

	As of December 31, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6
Receivables, net	1.0	—	198.0	—	199.0
Other current assets	3.1	34.4	43.8	(0.4)	80.9
Total current assets	7.9	36.3	259.7	(0.4)	303.5
Property, plant and equipment, net	0.1	646.7	940.6	—	1,587.4
Goodwill and intangibles, net	—	2.3	485.1	—	487.4
Investments in and advances to subsidiaries	1,449.9	228.2	—	(1,678.1)	—
Other noncurrent assets	384.6	6.3	266.3	(163.1)	494.1
Total assets	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Current portion of long-term debt	$—	$3.0	$10.4	$—	$13.4
Accounts payable	1.2	61.7	72.7	—	135.6
Other current liabilities	85.6	50.2	69.7	0.9	206.4
Total current liabilities	86.8	114.9	152.8	0.9	355.4
Long-term debt, less current portion	1,841.7	141.3	693.0	—	2,676.0
Other noncurrent liabilities	383.3	138.6	181.7	(164.4)	539.2
Intercompany payables	228.9	—	276.4	(505.3)	—
Total liabilities	2,540.7	394.8	1,303.9	(668.8)	3,570.6
Shareowners’ (deficit) equity	(698.2)	525.0	647.8	(1,172.8)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(165.0)	$170.1	$54.7	$—	$59.8
Capital expenditures	—	(108.7)	(33.3)	—	(142.0)
Dividends received from CyrusOne	—	—	14.2	—	14.2
Proceeds from sale of assets	—	1.8	—	—	1.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(106.9)	(30.9)	—	(137.8)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	45.5	(60.5)	15.0	—	—
Debt issuance costs	(6.4)	—	—	—	(6.4)
Decrease in revolving facilities, net	—	—	(52.0)	—	(52.0)
Repayment of debt	—	(2.6)	(4.1)	—	(6.7)
Proceeds from exercise of options and warrants	6.8	—	—	—	6.8
Other financing activities	(9.6)	—	—	—	(9.6)
Cash flows provided by (used in) financing activities	572.3	(63.1)	(41.1)	—	468.1
Increase (decrease) in cash and cash equivalents	407.3	0.1	(17.3)	—	390.1
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$411.1	$2.0	$0.6	$—	$413.7

	Nine Months Ended September 30, 2012
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(69.1)	$169.7	$54.4	$—	$155.0
Capital expenditures	—	(73.6)	(169.3)	—	(242.9)
Proceeds from sale of assets	—	0.4	0.2	—	0.6
Other investing activities	—	—	(10.4)	—	(10.4)
Cash flows used in investing activities	—	(73.2)	(179.5)	—	(252.7)
Funding between Parent and subsidiaries, net	2.9	(94.3)	91.4	—	—
Increase in revolving facilities, net	—	—	44.0	—	44.0
Repayment of debt	—	(2.3)	(9.0)	—	(11.3)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	8.1	—	—	—	8.1
Other financing activities	(8.9)	—	0.1	—	(8.8)
Cash flows provided by (used in) financing activities	1.8	(96.6)	126.5	—	31.7
(Decrease) increase in cash and cash equivalents	(67.3)	(0.1)	1.4	—	(66.0)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$2.3	$1.3	$4.1	$—	$7.7

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020, 8  3/4% Senior Subordinated Notes due 2018 and 8 1/4% Senior Notes due 2017
As of September 30, 2013, the Parent Company’s 8 3/8% Senior Notes due 2020, 8 3/4% Senior Subordinated Notes due 2018, and 8 1/4% Senior Notes due 2017 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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
The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, Condensed Consolidating Balance Sheets as of September 30, 2013 and December 31, 2012, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Three Months Ended September 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.4	$147.5	$(14.1)	$310.8
Operating costs and expenses	1.5	162.5	103.2	(14.1)	253.1
Operating (loss) income	(1.5)	14.9	44.3	—	57.7
Interest expense, net	42.9	3.5	0.3	—	46.7
Other (income) expense, net	(0.4)	3.2	(2.5)	—	0.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.0)	8.2	46.5	—	10.7
Income tax (benefit) expense	(18.5)	3.1	16.8	—	1.4
Equity in earnings of subsidiaries, net of tax	34.8	—	—	(34.8)	—
Net income	9.3	5.1	29.7	(34.8)	9.3
Other comprehensive income	24.8	—	—	—	24.8
Total comprehensive income	$34.1	$5.1	$29.7	$(34.8)	$34.1

Net income	9.3	5.1	29.7	(34.8)	9.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$6.7	$5.1	$29.7	$(34.8)	$6.7

	Three Months Ended September 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$176.6	$207.0	$(15.4)	$368.2
Operating costs and expenses	12.5	158.0	147.1	(15.4)	302.2
Operating (loss) income	(12.5)	18.6	59.9	—	66.0
Interest expense, net	41.1	1.8	12.3	—	55.2
Other (income) expense, net	(0.5)	2.3	(1.7)	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(53.1)	14.5	49.3	—	10.7
Income tax (benefit) expense	(16.1)	4.6	18.3	—	6.8
Equity in earnings of subsidiaries, net of tax	40.9	3.5	—	(44.4)	—
Net income	3.9	13.4	31.0	(44.4)	3.9
Other comprehensive income	2.2	—	0.1	—	2.3
Total comprehensive income	$6.1	$13.4	$31.1	$(44.4)	$6.2

Net income	3.9	13.4	31.0	(44.4)	3.9
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$1.3	$13.4	$31.0	$(44.4)	$1.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income
	Nine Months Ended September 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$530.7	$460.0	$(42.2)	$948.5
Operating costs and expenses	51.2	496.1	319.7	(42.2)	824.8
Operating (loss) income	(51.2)	34.6	140.3	—	123.7
Interest expense, net	125.0	11.2	3.8	—	140.0
Other (income) expense, net	(1.1)	12.1	(4.3)	—	6.7
(Loss) income before equity in earnings of subsidiaries and income taxes	(175.1)	11.3	140.8	—	(23.0)
Income tax (benefit) expense	(59.8)	11.9	51.5	—	3.6
Equity in earnings of subsidiaries, net of tax	88.7	0.7	—	(89.4)	—
Net (loss) income	(26.6)	0.1	89.3	(89.4)	(26.6)
Other comprehensive income (loss)	36.5	—	(0.1)	—	36.4
Total comprehensive income	$9.9	$0.1	$89.2	$(89.4)	$9.8

Net (loss) income	(26.6)	0.1	89.3	(89.4)	(26.6)
Preferred stock dividends	7.8	—	—	—	7.8
Net (loss) income applicable to common shareowners	$(34.4)	$0.1	$89.3	$(89.4)	$(34.4)

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$530.5	$615.1	$(46.4)	$1,099.2
Operating costs and expenses	23.6	474.8	435.0	(46.4)	887.0
Operating (loss) income	(23.6)	55.7	180.1	—	212.2
Interest expense, net	122.5	5.6	35.2	—	163.3
Other (income) expense, net	(1.2)	6.4	(3.6)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(144.9)	43.7	148.5	—	47.3
Income tax (benefit) expense	(45.9)	16.2	56.0	—	26.3
Equity in earnings of subsidiaries, net of tax	120.0	(10.3)	—	(109.7)	—
Net income	21.0	17.2	92.5	(109.7)	21.0
Other comprehensive income	6.3	—	0.1	—	6.4
Total comprehensive income	$27.3	$17.2	$92.6	$(109.7)	$27.4

Net income	21.0	17.2	92.5	(109.7)	21.0
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$13.2	$17.2	$92.5	$(109.7)	$13.2

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$411.1	$0.5	$2.1	$—	$413.7
Receivables, net	1.6	7.2	152.6	—	161.4
Other current assets	2.6	39.9	33.1	(0.4)	75.2
Total current assets	415.3	47.6	187.8	(0.4)	650.3
Property, plant and equipment, net	0.1	196.0	696.4	—	892.5
Investment in CyrusOne	—	480.7	—	—	480.7
Goodwill and intangibles, net	—	104.9	2.3	—	107.2
Investments in and advances to subsidiaries	1,546.8	340.3	260.7	(2,147.8)	—
Other noncurrent assets	380.6	190.6	5.1	(155.3)	421.0
Total assets	$2,342.8	$1,360.1	$1,152.3	$(2,303.5)	$2,551.7

Current portion of long-term debt	$501.7	$3.0	$4.2	$—	$508.9
Accounts payable	1.0	72.4	34.9	—	108.3
Other current liabilities	93.3	38.1	49.5	(0.6)	180.3
Total current liabilities	596.0	113.5	88.6	(0.6)	797.5
Long-term debt, less current portion	1,877.2	87.2	143.8	—	2,108.2
Other noncurrent liabilities	274.3	62.2	151.8	(155.1)	333.2
Intercompany payables	282.5	144.7	133.7	(560.9)	—
Total liabilities	3,030.0	407.6	517.9	(716.6)	3,238.9
Shareowners’ (deficit) equity	(687.2)	952.5	634.4	(1,586.9)	(687.2)
Total liabilities and shareowners’ equity (deficit)	$2,342.8	$1,360.1	$1,152.3	$(2,303.5)	$2,551.7

	As of December 31, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6
Receivables, net	1.0	1.2	196.8	—	199.0
Other current assets	3.1	27.7	50.5	(0.4)	80.9
Total current assets	7.9	29.2	266.8	(0.4)	303.5
Property, plant and equipment, net	0.1	220.9	1,366.4	—	1,587.4
Goodwill and intangibles, net	—	106.4	381.0	—	487.4
Investments in and advances to subsidiaries	1,449.9	506.4	192.5	(2,148.8)	—
Other noncurrent assets	384.6	218.5	54.1	(163.1)	494.1
Total assets	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Current portion of long-term debt	$—	$3.9	$9.5	$—	$13.4
Accounts payable	1.2	90.2	44.2	—	135.6
Other current liabilities	85.6	33.6	86.3	0.9	206.4
Total current liabilities	86.8	127.7	140.0	0.9	355.4
Long-term debt, less current portion	1,841.7	88.4	745.9	—	2,676.0
Other noncurrent liabilities	383.3	90.6	229.7	(164.4)	539.2
Intercompany payables	228.9	160.0	102.6	(491.5)	—
Total liabilities	2,540.7	466.7	1,218.2	(655.0)	3,570.6
Shareowners’ (deficit) equity	(698.2)	614.7	1,042.6	(1,657.3)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(165.0)	$27.4	$197.4	$—	$59.8
Capital expenditures	—	(25.6)	(116.4)	—	(142.0)
Dividends received from CyrusOne	—	14.2	—	—	14.2
Proceeds from sale of assets	—	—	1.8	—	1.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.4)	(126.4)	—	(137.8)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	45.5	(12.6)	(32.9)	—	—
Debt issuance costs	(6.4)	—	—	—	(6.4)
Decrease in revolving facilities, net	—	—	(52.0)	—	(52.0)
Repayment of debt	—	(3.2)	(3.5)	—	(6.7)
Proceeds from exercise of options and warrants	6.8	—	—	—	6.8
Other financing activities	(9.6)	—	—	—	(9.6)
Cash flows provided by (used in) financing activities	572.3	(15.8)	(88.4)	—	468.1
Increase (decrease) in cash and cash equivalents	407.3	0.2	(17.4)	—	390.1
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$411.1	$0.5	$2.1	$—	$413.7

	Nine Months Ended September 30, 2012
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(69.1)	$47.1	$177.0	$—	$155.0
Capital expenditures	—	(22.9)	(220.0)	—	(242.9)
Proceeds from sale of assets	—	0.2	0.4	—	0.6
Other investing activities	—	—	(10.4)	—	(10.4)
Cash flows used in investing activities	—	(22.7)	(230.0)	—	(252.7)
Funding between Parent and subsidiaries, net	2.9	(21.0)	18.1	—	—
Increase in revolving facilities, net	—	—	44.0	—	44.0
Repayment of debt	—	(3.5)	(7.8)	—	(11.3)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	8.1	—	—	—	8.1
Other financing activities	(8.9)	0.1	—	—	(8.8)
Cash flows provided by (used in) financing activities	1.8	(24.4)	54.3	—	31.7
(Decrease) increase in cash and cash equivalents	(67.3)	—	1.3	—	(66.0)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$2.3	$0.7	$4.7	$—	$7.7

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements. We now account for our ownership in CyrusOne as an equity method investment. CyrusOne's results of operations and cash flows for the partial month ended January 23, 2013 are included in our consolidated statements of operations, segment results and cash flows for the nine months ended September 30, 2013. Our share of CyrusOne's net loss for the period January 24, 2013 through September 30, 2013 is presented in Loss from CyrusOne equity method investment in our consolidated statement of operations. Due to the change in presentation of CyrusOne, our results of operations and cash flows for the three and nine months ended September 30, 2013 are not comparable to prior periods.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Service revenue was $255.4 million during the three months ended September 30, 2013, a decrease of $64.1 million, or 20%, compared to the same period in 2012, primarily due to the deconsolidation of CyrusOne, which accounted for $55.2 million of the decline. Wireless and wireline service revenue declines of $10.1 million and $0.1 million, respectively, were partially offset by an increase in managed and professional services revenue of $1.3 million. For the nine months ended September 30, 2013, service revenue was $782.3 million, a decrease of $174.1 million, or 18%, of which $143.4 million was related to CyrusOne. Excluding the impact of CyrusOne, service revenue for the nine months ended September 30, 2013 decreased by $30.7 million year-over-year, primarily driven by lower wireless and wireline service revenues of $30.0 million and $4.1 million, respectively. Growth in revenue from managed and professional services of $3.4 million partially offset the declines from Wireless and Wireline.
Product revenue totaled $55.4 million in the three months ended September 30, 2013, an increase of $6.7 million, or 14%, compared to the same period in 2012. For the nine months ended September 30, 2013, product revenue was $166.2 million, an increase of $23.4 million, or 16%, compared to the same period in 2012. These increases were primarily driven by higher sales of telecommunications and information technology (“IT”) hardware.
Cost of services was $106.9 million in the three months ended September 30, 2013 compared to $123.4 million in the same period of the prior year, which included CyrusOne's cost of services totaling $20 million. Excluding CyrusOne, cost of services increased year-over-year, primarily to support Fioptics revenue growth and increased managed and professional services revenue. Wireline cost of services was up $3.7 million compared to the prior year and IT services and hardware were up $1.9 million. Wireless cost of services decreased by $2.1 million compared to the prior year primarily as a result of a declining subscriber base. For the nine months ended September 30, 2013, cost of services was $318.4 million, a decrease of $47.0 million, or 13%, from the comparative period in 2012 due primarily to the same factors described above.
Cost of products sold was $52.5 million in the three months ended September 30, 2013 compared to $48.9 million in the same period in 2012, an increase of $3.6 million, or 7%. For the nine months ended September 30, 2013, cost of products sold was $160.4 million, an increase of $16.0 million, or 11%, compared to the same period in 2012. The cost increases in both the three and nine months ended September 30, 2013 primarily reflect higher costs from increased sales of telecommunications and IT hardware.
Selling, general and administrative (“SG&A”) expenses were $53.6 million in the three months ended September 30, 2013, a decrease of $18.6 million, or 26%, compared to the same period in 2012. The decrease is partially the result of no longer consolidating CyrusOne results, which accounted for $7.1 million of the decrease. In addition, during the three months ended September 30, 2013, we recognized a stock compensation mark-to-market benefit of $0.9 million, for stock-based compensation grants indexed to the Company's stock price. In the third quarter of 2012, we recorded a mark-to-market expense of $6.0 million for stock-based compensation. The remaining decrease is due to lower bad debt expense of $1.6 million and our continued focus on cost-out initiatives. For the nine months ended September 30, 2013, SG&A expenses totaled $161.4 million, down $38.2 million, or 19%, compared to the same period in 2012, of which $18.8 million is attributable to no longer consolidating CyrusOne. In addition, during the nine months ended September 30, 2013, we recognized a stock compensation mark-to-market benefit of $7.4 million compared to expenses of $7.4 million during the comparative period in 2012. Bad debt expense declined $2.5 million from the prior year, and the remaining $2.1 decrease is the result of cost-out initiatives.
Depreciation and amortization expense totaled $39.8 million in the three months ended September 30, 2013, down $15.6 million, or 28%, from the same period in 2012. The decrease was primarily driven by $18.3 million of lower expense associated with CyrusOne, partially offset by higher depreciation expense incurred on new assets placed in service under our Fioptics expansion plan. For the nine months ended September 30, 2013, depreciation and amortization expense was $127.6 million, down $32.6 million, or 20%, compared to the same period in 2012. The lower expense is a result of a $45.7 million expense reduction associated with CyrusOne, partially offset by $8.5 million of incremental depreciation charge to reduce the estimated useful lives assigned to the wireless network software, and higher depreciation expense related to the Fioptics expansion plan.
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represents a qualifying transaction requiring payment under these compensation plans. For the nine months ended September 30, 2013, compensation expense of $42.6 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our consolidated statement of operations for the nine months ended September 30, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring charges for the termination of distributor agreements were $0.6 million in the third quarter of 2013 and were fully offset by the reversal of a lease abandonment reserve due to lease space being re-occupied in the quarter. Restructuring charges of $0.9 million in the third quarter of 2012 were incurred to account for employee severance costs and lease abandonments. For the nine months ended September 30, 2013, restructuring charges totaled $10.8 million, an increase of $7.8 million compared to the same period in 2012. Charges incurred during the first nine months in 2013 primarily consisted of $4.5 million related to lease abandonments, $3.9 million of severance costs, and $2.4 million of consulting fees associated with a workforce optimization initiative. The charges incurred during the same period in 2012 were primarily associated with employee severance and lease abandonments.
During the nine months ended September 30, 2013, the Company amended the management pension plan to eliminate all future pension service credits effective July 1, 2013. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment gain of $0.6 million in the second quarter.
Gain on sale or disposal of assets was $0.2 million for the three months ended September 30, 2013, which was recognized on the sale of copper cabling no longer in use in the Wireline segment. Loss on the sale or disposal of assets was $2.6 million for the nine months ended September 30, 2013. The year-to-date losses were attributable to $4.4 million of wireline and wireless network equipment with no resale market. The equipment was removed from service and either disconnected from the existing networks, abandoned or demolished. These losses were partially offset by gains of $1.8 million recognized for the nine months ended September 30, 2013 from the sales of Wireline copper cabling no longer in use. For the three and nine months ended September 30, 2012, a gain of $0.6 million was recognized primarily from the sale of copper cabling.
Transaction costs were $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. Transaction costs relate to expenses incurred for exploring strategic alternatives for our Wireless business and legal and consulting costs associated with CyrusOne. Transaction costs of $1.7 million for the three and nine months ended September 30, 2012, were associated with consulting costs to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Asset impairment losses of $13.3 million recorded in 2012 relate to the impairment of certain data center intangible and other long-lived assets. No such losses were incurred during the three and nine months ended September 30, 2013.
Interest expense was $46.7 million in the three months ended September 30, 2013 compared to $55.2 million in the same period of 2012, a decrease of $8.5 million, or 15%. The redemptions in November 2012 of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020 reduced interest expense by $7.5 million year-over-year. The deconsolidation of CyrusOne in January 2013 also resulted in $2.1 million of lower interest expense. These expense reductions were partially offset by an increase of $1.2 million in interest expense associated with the Tranche B Term Loan obtained in September 2013. For the nine months ended September 30, 2013, interest expense was $140.0 million, a decrease of $23.3 million, or 14%, compared to the same period in 2012. Year-over-year, the aforementioned debt redemptions resulted in $22.6 million of lower interest expense and a further reduction of $5.3 million is attributable to the deconsolidation of CyrusOne's capital lease and other long-term obligations. The impact of these expense reductions was partially offset by $2.1 million of higher interest expense on CyrusOne's 6 3/8% Senior Notes due 2022 incurred prior to the IPO and $1.6 million of lower capitalized interest that was primarily related to CyrusOne. In addition, the Tranche B Term Loan obtained in September 2013 resulted in an increase in interest expense of $1.2 million.
Loss from CyrusOne equity method investment represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is now recorded using the equity method. Losses for the three and nine-month periods ended September 30, 2013 totaled $1.5 million and $8.1 million, respectively.
Income tax expense for the three months ended September 30, 2013 was $1.4 million compared to $6.8 million in the same period in 2012. The Company's tax expense for the three months ended September 30, 2013 decreased from the prior year due to a reduction in the expected annual effective tax rate, which was driven by lower expected pre-tax income year-over-year. For the nine months ended September 30, 2013, income tax expense was $3.6 million compared to $26.3 million in the first nine months of 2012. The Company's tax expense for the nine months ended September 30, 2013 decreased from the prior year primarily due to lower pre-tax income and a reduction in the annual effective tax rate. The tax impact of lower income was partially offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
For 2013, the Company expects its full-year effective tax rate to be lower than statutory rates on a pre-tax loss.

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

During the three months ended September 30, 2013, the Company continued the expansion of its Fioptics product suite of services, which are fiber-based entertainment, high-speed internet and voice services, and passed an additional 20,000 residential and business addresses with this product. As of September 30, 2013, the Company had passed a total of 258,000 addresses to which it can provide Fioptics service.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Data	$79.6	$77.2	$2.4	3%		$236.9	$229.4	$7.5	3%
Voice - local service	56.6	63.0	(6.4)	(10)%		174.4	193.7	(19.3)	(10)%
Long distance and VoIP	26.8	28.1	(1.3)	(5)%		80.5	86.1	(5.6)	(7)%
Entertainment	14.4	9.5	4.9	52%		39.4	25.6	13.8	54%
Other	4.0	4.5	(0.5)	(11)%		11.5	13.6	(2.1)	(15)%
Total revenue	181.4	182.3	(0.9)	0%		542.7	548.4	(5.7)	(1)%
Operating costs and expenses:
Cost of services and products	72.4	71.5	0.9	1%		213.4	211.5	1.9	1%
Selling, general and administrative	31.7	32.8	(1.1)	(3)%		94.4	94.0	0.4	0%
Depreciation and amortization	29.7	26.6	3.1	12%		83.8	78.9	4.9	6%
Restructuring charges	—	0.9	(0.9)	n/m		5.8	1.6	4.2	n/m
Curtailment gain	—	—	—	n/m		(0.6)	—	(0.6)	n/m
Gain on sale or disposal of assets	(0.2)	(0.4)	0.2	n/m		(0.9)	(0.4)	(0.5)	n/m
Total operating costs and expenses	133.6	131.4	2.2	2%		395.9	385.6	10.3	3%
Operating income	$47.8	$50.9	$(3.1)	(6)%		$146.8	$162.8	$(16.0)	(10)%
Operating margin	26.4%	27.9%		(1.5)	pts	27.0%	29.7%		(2.7)	pts
Capital expenditures	$41.2	$27.8	$13.4	48%		$114.3	$77.5	$36.8	47%
Metrics information (in thousands):
Fioptics units passed	258.0	184.0	74.0	40%
High-speed internet subscribers:
DSL	191.3	207.8	(16.5)	(8)%
Fioptics	74.3	52.3	22.0	42%
Total high-speed internet subscribers	265.6	260.1	5.5	2%
Fioptics entertainment subscribers	69.7	51.1	18.6	36%
Local access lines	541.2	585.8	(44.6)	(8)%
Long distance lines	400.8	426.4	(25.6)	(6)%

Revenue
Data revenue consists of Fioptics and digital subscriber line (“DSL”) high-speed internet access, data transport, and local area network (“LAN”) interconnection services. Data revenue was $79.6 million for the three months ended September 30, 2013, an increase of $2.4 million, or 3%, compared to the same period in 2012. For the nine months ended September 30, 2013, data revenue was $236.9 million, an increase of $7.5 million compared to the prior year.
During the third quarter of 2013, revenues from our high-speed internet products were $1.9 million higher year-over-year due to increased Fioptics high-speed internet revenue of $2.8 million and $0.6 million increased revenue from our value added services. These increases were partially offset by a $1.5 million decline from our DSL and legacy copper-based internet products. For the year-to-date, revenues from our high-speed internet products were $5.4 million higher compared to the prior year. Fioptics high-speed internet revenue growth of $6.9 million and revenue increases from value-added services of $2.2 million more than offset

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
the decline from our legacy DSL products. As of September 30, 2013, the Company had 265,600 high-speed internet customers, a 5,500 increase from September 30, 2012. Fioptics high-speed internet subscribers totaled 74,300 as of September 30, 2013, a 42% increase compared to the prior year, as Fioptics high-speed internet net activations more than offset DSL subscriber loss.
Data revenue from our strategic services, such as metro-ethernet, LAN and cell-site backhaul provided to business customers increased by $2.3 million in the third quarter of 2013 compared to the prior year and more than offset the $1.8 million quarterly decline from legacy copper services. On a year-to-date basis, revenue growth from these services has outpaced declines from our legacy copper services by $1.9 million year-to-date compared to the prior year, as demand for higher speed connections from business customers continues to increase.
Voice local service revenue includes local service, value added services, digital trunking, switched access and information services. Voice local service revenue was $56.6 million in the three months ended September 30, 2013, down $6.4 million, or 10%, compared to the same period in 2012, driven largely by the impact of continued access line losses. For the nine months ended September 30, 2013, voice local service revenue was $174.4 million, also down 10% from the comparable prior period. Access lines within the segment’s ILEC territory decreased by 36,500, or 7%, to 485,300 at September 30, 2013. The Company had 55,900 CLEC access lines at September 30, 2013 compared to 64,000 access lines at September 30, 2012. The Wireline segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Long distance and VoIP revenue was $26.8 million for the three months ended September 30, 2013, a decrease of $1.3 million, or 5%, compared to the same period in 2012. The decrease was primarily attributable to $1.2 million of lower long distance revenue due to subscriber declines as consumers switch to wireless and VoIP services. For the nine months ended September 30, 2013, long distance and VoIP revenue totaled $80.5 million, down 7%, from the same period in 2012. Revenue from long distance was lower by $3.9 million and audio conferencing revenue was down by $2.1 million. As of September 30, 2013, the Company had 400,800 long distance subscriber lines, representing a 6% decrease from the same period a year ago.
Entertainment revenue was $14.4 million and $39.4 million for the three and nine-month periods ended September 30, 2013, respectively, an increase of 52% and 54% over the comparative periods in 2012. The higher entertainment revenue was directly related to the 36% increase in Fioptics entertainment subscribers. As of September 30, 2013, Fioptics entertainment subscribers totaled 69,700.
Other revenue was $4.0 million for the three months ended September 30, 2013 compared to $4.5 million generated during the same period in 2012. For the nine months ended September 30, 2013, other revenue was $11.5 million compared to $13.6 million generated during the comparative period in 2012.
Costs and Expenses
Cost of services and products was $72.4 million in the three months ended September 30, 2013, an increase of $0.9 million, or 1%, compared to the same period in 2012. The year-over-year increase was due to a growing Fioptics entertainment subscriber base and increased programming rates that resulted in $0.6 million of higher costs. Contract services costs increased $3.9 million primarily as a result of additional outsourcing of our call center support to a third-party provider. These cost increases were partially offset by a $1.3 million reduction in Universal Service Fund ("USF") charges. Payroll expenses decreased $1.6 million compared to the same period of 2012, which was mostly driven by a $1.0 million reduction in pension costs. In addition, network related and non-employee commission expenses decreased $0.7 million as a result of a declining out-of-territory subscriber base.

For the nine months ended September 30, 2013, cost of services and products was $213.4 million compared to $211.5 million in the same period in 2012, an increase of $1.9 million, primarily due to the factors previously described above.

SG&A expenses in the three months ended September 30, 2013 were $31.7 million, a year-over-year decrease of $1.1 million. Bad debt expense was lower by $1.4 million compared to the prior year and was partially offset by increased promotional activities marketing Fioptics and strategic business services. For the nine months ended September 30, 2013, SG&A expenses totaled $94.4 million, an increase of $0.4 million compared to the same period in 2012. Increased marketing and other support costs for Fioptics and strategic business services more than offset the $2.1 million decrease in bad debt expense.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Depreciation and amortization expense was $29.7 million in the three months ended September 30, 2013, an increase of $3.1 million compared to the same period in 2012. For the nine months ended September 30, 2013, depreciation and amortization expense was $83.8 million, an increase of $4.9 million from the comparative period in 2012. These increases are primarily attributable to new assets placed in service in connection with the expansion of our Fioptics network.
For the nine months ended September 30, 2013, restructuring charges were $5.8 million, comprised of $3.8 million associated with remaining obligations on abandoned leases, $1.4 million of severance and $0.6 million for canceled distributor agreements. The gain on sale of assets of $0.2 million in the quarter is from the sale of copper cabling that was no longer in use. For the nine months ended September 30, 2013, the gain on sale of assets of $0.9 million was due to a $1.8 million gain from the sale of copper cabling that was no longer in use, partially offset by $0.9 million of network equipment with no resale value that was removed from service during the second quarter. The curtailment gain of $0.6 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter of 2013 that eliminated all future pension service credits as of July 1, 2013.
Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, build fiber to multi-tenant office buildings, upgrade our DSL network, and to maintain our wireline network. Capital expenditures were $41.2 million for the three months ended September 30, 2013, an increase of $13.4 million, or 48%, compared to the same period in 2012. For the nine months ended September 30, 2013, capital expenditures totaled $114.3 million, an increase of 47% compared to the $77.5 million spent during the same period in 2012. As of September 30, 2013, the Company is able to provide its Fioptics services to 258,000 residential and business addresses. The increase in capital expenditures has resulted from our increased investment in Fioptics and fiber-based business solutions, and the Company expects to maintain the accelerated fiber investments for the remainder of 2013 based on current customer demand for its products and services.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Postpaid service	$33.8	$42.7	$(8.9)	(21)%		$107.2	$134.1	$(26.9)	(20)%
Prepaid service	11.2	12.3	(1.1)	(9)%		34.6	37.6	(3.0)	(8)%
Equipment and other	4.1	4.5	(0.4)	(9)%		12.3	13.3	(1.0)	(8)%
Total revenue	49.1	59.5	(10.4)	(17)%		154.1	185.0	(30.9)	(17)%
Operating costs and expenses:
Cost of services and products	24.2	27.8	(3.6)	(13)%		71.5	84.7	(13.2)	(16)%
Selling, general and administrative	10.5	11.0	(0.5)	(5)%		29.3	32.3	(3.0)	(9)%
Depreciation and amortization	7.4	8.1	(0.7)	(9)%		30.7	24.0	6.7	28%
Restructuring charges	—	—	—	n/m		—	0.5	(0.5)	n/m
Loss on sale or disposal of assets	—	—	—	n/m		3.5	—	3.5	n/m
Total operating costs and expenses	42.1	46.9	(4.8)	(10)%		135.0	141.5	(6.5)	(5)%
Operating income	$7.0	$12.6	$(5.6)	(44)%		$19.1	$43.5	$(24.4)	(56)%
Operating margin	14.3%	21.2%		(6.9)	pts	12.4%	23.5%		(11.1)	pts
Capital expenditures	$2.2	$4.2	$(2.0)	(48)%		$12.4	$12.4	$—	—%
Metrics information:
Postpaid ARPU*	$52.18	$51.34	$0.84	2%		$51.82	$51.23	$0.59	1%
Prepaid ARPU*	$25.49	$28.47	$(2.98)	(10)%		$26.07	$28.57	$(2.50)	(9)%
Postpaid subscribers (in thousands)	209.4	270.7	(61.3)	(23)%
Prepaid subscribers (in thousands)	145.8	144.9	0.9	1%
Average postpaid churn	2.6%	2.4%		0.2	pts	2.6%	2.3%		0.3	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $33.8 million and $107.2 million in the three and nine-month periods ended September 30, 2013, respectively, down 21% and 20% compared to the same periods in 2012. The decline in postpaid service revenue was primarily driven by a 23% decrease in postpaid subscribers as national service providers continued to benefit from being able to offer customers nationwide family talk plans on new LTE networks. Postpaid service revenue declines as a result of subscriber loss were partially offset by ARPU improvements as a result of increased data usage.
As of September 30, 2013, postpaid smartphone subscribers totaled 95,200, or 45% of the postpaid subscriber base, compared to a smartphone subscriber penetration rate of 38% at September 30, 2012. The higher smartphone penetration drove data ARPU of $19.30 in the nine months ended September 30, 2013, an improvement from $16.87 generated during the first nine months in 2012.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Prepaid service revenue was $11.2 million and $34.6 million in the three and nine-month periods ended September 30, 2013, respectively, a decrease of 9% and 8% from the comparative periods in 2012. The decrease in prepaid service revenue was primarily the result of an increased number of subscribers enrolled in Lifeline programs that generate lower ARPU. Prepaid ARPU for the third quarter of 2013 was down 10% compared to the prior year as Lifeline subscribers represented 35% of the total prepaid subscriber base compared to 30% in the third quarter a year ago. Year-to-date Prepaid ARPU totaled $26.07 and was down 9% compared to the prior year for the same reasons previously described.
Equipment and other revenue for the three months ended September 30, 2013 was $4.1 million, down 9% compared to the same period in 2012. For the nine months ended September 30, 2013, equipment and other revenue was $12.3 million, a decrease from $13.3 million in the same period in 2012. The decrease in both periods was due primarily to fewer upgrades as a result of continued postpaid subscriber losses and decreased activations.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $24.2 million in the three months ended September 30, 2013, a decrease of $3.6 million, or 13%, compared to the prior year. The decrease was largely due to $1.4 million of lower network-related costs driven primarily by decreased network access expenses and roaming costs paid to other wireless carriers as a result of a reduced subscriber base. The continued loss of postpaid subscribers resulted in other cost of services and products being lower by $1.7 million. Fewer upgrades and activations decreased handset subsidies by $0.5 million.
For the nine months ended September 30, 2013, cost of services and products totaled $71.5 million, a decrease of $13.2 million, or 16%, compared to the same period in 2012. The year-over-year decrease was primarily due to $6.5 million in decreased network related costs and $2.5 million in reduced handset subsidy costs for the reasons previously described. Other costs of services and products were also down as a result of the declining subscriber base.
SG&A expenses were $10.5 million in the three months ended September 30, 2013, representing a decrease of $0.5 million, or 5%, compared to the same period of 2012 due to the Company's cost containment efforts, declining customer activations and a decrease in the subscriber base. For the nine months ended September 30, 2013, SG&A expenses totaled $29.3 million, down $3.0 million compared to the same period in 2012 for similar reasons.
Depreciation and amortization was $7.4 million in the three months ended September 30, 2013, a decrease of $0.7 million compared to the same period in 2012. For the nine months ended September 30, 2013, depreciation and amortization was $30.7 million compared to $24.0 million for the nine months ended September 30, 2012. During the first quarter of 2013, we changed the estimated useful lives assigned to network software which resulted in a one-time depreciation charge of $8.5 million. The increased depreciation associated with the one-time charge was partially offset by lower depreciation expense resulting from a lower depreciable asset base.
No restructuring charges were incurred for the three and nine-month periods ended September 30, 2013. Restructuring charges of $0.5 million were incurred during the nine months ended September 30, 2012 for employee separation and remaining lease obligations associated with the closing of three retail stores.
Loss on sale or disposal of assets was $3.5 million for nine-months ended September 30, 2013. This equipment had no resale market and has either been disconnected from the existing wireless network, abandoned or demolished. There was no such loss recorded in the third quarter of 2013, and there were no such losses incurred for the three-months ended or nine-months ended September 30, 2012.
Capital Expenditures
Capital expenditures were $2.2 million and $12.4 million during the three and nine-month periods ended September 30, 2013, respectively, compared to $4.2 million and $12.4 million during the same periods in 2012. Capital expenditures are consistent year-to-date as we continue to perform network software upgrades to support increased data usage.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	% Change		2013	2012	Change	% Change
Revenue:
Telecom and IT equipment distribution	$56.2	$49.5	$6.7	14%		$169.2	$145.0	$24.2	17%
Managed and professional services	31.3	28.8	2.5	9%		88.8	83.8	5.0	6%
Total revenue	87.5	78.3	9.2	12%		258.0	228.8	29.2	13%
Operating costs and expenses:
Cost of services and products	69.4	61.3	8.1	13%		209.5	183.3	26.2	14%
Selling, general and administrative	11.2	10.8	0.4	4%		33.7	32.0	1.7	5%
Depreciation and amortization	2.5	2.4	0.1	4%		7.5	6.3	1.2	19%
Restructuring charges	—	—	—	n/m		0.7	—	0.7	n/m
Total operating costs and expenses	83.1	74.5	8.6	12%		251.4	221.6	29.8	13%
Operating income	$4.4	$3.8	$0.6	16%		$6.6	$7.2	$(0.6)	(8)%
Operating margin	5.0%	4.9%		0.1	pt	2.6%	3.1%		(0.5)	pts
Capital expenditures	$2.7	$1.9	$0.8	42%		$7.6	$6.6	$1.0	15%

Revenue
Revenue from telecom and IT equipment distribution represents the sale, installation, and maintenance of major, branded IT and telephony equipment. Telecom and IT equipment distribution revenue was $56.2 million in the three months ended September 30, 2013, an increase of $6.7 million, or 14%, compared to the same period in 2012. For the nine months ended September 30, 2013, telecom and IT equipment distribution revenue was $169.2 million, an increase of $24.2 million, or 17%, compared to the same period in 2012. Equipment sales to customers are, to a large extent, discretionary and cyclical and the increases in the three and nine-month periods ended September 30, 2013, were driven primarily by increased year-over-year spending by a few of our largest customers.
Managed and professional services revenue consists of managed VoIP solutions and IT services that include network management, electronic data storage, disaster recovery, and data security management, as well as both long and short-term IT outsourcing and consulting engagements. For the three months ended September 30, 2013, managed and professional services revenue was $31.3 million, an increase of $2.5 million, or 9%, compared to the same period in 2012. The revenue increase was primarily due to higher demand for our managed services from the Company's largest customers. For the nine months ended September 30, 2013, managed and professional services revenue was $88.8 million, an increase of 6% from the comparative period in 2012, due to increased customer demand for the Company's professional services.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Costs and Expenses
Cost of services and products was $69.4 million for the three months ended September 30, 2013, an increase of $8.1 million, or 13%, compared to the same period in 2012. This increase was largely attributable to higher product costs due to the higher revenue from telecom and IT equipment distribution and increased contract services and payroll-related costs to support the growth in managed and professional services revenue.
For the nine months ended September 30, 2013, cost of services and products was $209.5 million, a 14% increase from the comparative period in 2012, driven primarily by higher revenue from telecom and IT equipment distribution. In addition, contract services and payroll-related costs increased by $3.7 million year-over-year to support the growth in managed and professional services revenue.
SG&A expenses were $11.2 million in the three months ended September 30, 2013, an increase of $0.4 million, or 4%, compared to the same period in 2012. For the nine months ended September 30, 2013, SG&A expenses totaled $33.7 million, a 5% increase over the comparative period in 2012. These increases were largely the result of higher support costs associated with revenue growth from professional services and telecom and IT equipment distribution.
Depreciation expense was $2.5 million and $7.5 million in the three and nine-month periods ended September 30, 2013, respectively, and comparable to $2.4 million and $6.3 million during the same periods in 2012. The year-over-year increases in depreciation expense were driven by new assets placed in service.
Restructuring charges of $0.7 million for the nine months ended September 30, 2013 were associated with employee severance.
Capital Expenditures
Capital expenditures were $2.7 million and $7.6 million during the three and nine-month periods ended September 30, 2013, respectively, compared to $1.9 million and $6.6 million during the same periods in the prior year. Fluctuations in capital expenditures, to a large extent, are due to the timing of spending on equipment to support managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. For the nine months ended September 30, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and now account for our investment in CyrusOne using the equity method.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change	% Change	2013	2012	Change	% Change
Revenue	$—	$56.7	$(56.7)	n/m	$15.6	$163.3	$(147.7)	n/m
Operating costs and expenses:
Cost of services	—	20.0	(20.0)	n/m	4.8	55.1	(50.3)	n/m
Selling, general and administrative	—	7.1	(7.1)	n/m	2.4	21.2	(18.8)	n/m
Depreciation and amortization	—	18.3	(18.3)	n/m	5.2	50.9	(45.7)	n/m
Restructuring charges	—	—	—	n/m	—	0.5	(0.5)	n/m
Gain on sale of assets	—	(0.2)	0.2	n/m	—	(0.2)	0.2	n/m
Asset impairments	—	0.3	(0.3)	n/m	—	13.3	(13.3)	n/m
Total operating costs and expenses	—	45.5	(45.5)	n/m	12.4	140.8	(128.4)	n/m
Operating income	$—	$11.2	$(11.2)	n/m	$3.2	$22.5	$(19.3)	n/m
Operating margin	—	19.8%		n/m	20.5%	13.8%		n/m
Capital expenditures	$—	$41.6	$(41.6)	n/m	$7.7	$146.4	$(138.7)	n/m

Data Center Colocation revenues, operating expenses and operating income for the three and nine months ended September 30, 2013 are not comparable to the similar period in 2012 as we no longer include CyrusOne's results in our consolidated financial statements after the completion of its IPO on January 24, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2013, the Company had $2,617.1 million of outstanding indebtedness and an accumulated deficit of $3,235.4 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003. The Company completed the IPO of CyrusOne on January 24, 2013 and no longer has any obligations related to CyrusOne's indebtedness, including CyrusOne's $525 million 6 3/8% Senior Notes due 2022, capital lease obligations or other financing arrangements. In addition, the Company no longer has access to CyrusOne's $225 million revolving credit facility. On September 10, 2013, the Company amended and restated its Corporate Credit Agreement and obtained a new $540 million Tranche B Term Loan due September 2020. In October 2013, the Company used the proceeds from the Tranche B Term Loan to redeem the $500 million 8 1/4% Senior Notes due 2017 at a redemption price of 104.125%.
The Company’s primary source of cash is generated by operations. The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. Excluding the cash to be used to repay the 8 1/4% Senior Notes, short-term liquidity was $195.8 million at September 30, 2013. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
As of September 30, 2013, the fair value of our ownership interests in CyrusOne was $845.1 million. We intend to sell down the Company's ownership interests in CyrusOne and use the proceeds to repay long-term debt to achieve leverage ratios more comparable to other telecommunications company and for other general corporate purposes.
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2013 totaled $59.8 million, a decrease of $95.2 million compared to the same period in 2012. The cash provided by operating activities in 2013 decreased primarily as a result of $42.6 million of payments for transaction-related compensation and an increase of $14.7 million in 2013 pension payments. Partially offsetting these increases was a $28.7 million reduction in interest payments as a result of debt repayments that occurred in the fourth quarter of 2012. The remaining decrease in cash from operations is largely attributable to the deconsolidation of CyrusOne after its IPO.
Cash flows used in investing activities during the nine months ended September 30, 2013 amounted to $137.8 million, a decrease of $114.9 million compared to $252.7 million used in the same period in 2012. This decrease was primarily driven by the deconsolidation of CyrusOne following its IPO. CyrusOne's capital expenditures were $146.4 million in 2012 compared to only $7.7 million in 2013 prior to the IPO. The Company also had $11.1 million of restricted cash outflows in 2012 related to CyrusOne construction projects. In addition, the Company has received $14.2 million of cash dividends from CyrusOne in 2013. The impact of these cash flows was partially offset by increased Wireline capital expenditures primarily driven by the Company's Fioptics expansion plan and $12.2 million of cash retained on CyrusOne's balance sheet at the date of the IPO.
Cash flows provided by financing activities during the nine months ended September 30, 2013 were $468.1 million compared to $31.7 million during the same period in 2012, an increase of $436.4 million. This year-over-year increase was largely driven by the Tranche B Term Loan proceeds of $536.0 million. In addition, debt repayments decreased $4.6 million as a result of the deconsolidation of CyrusOne's capital leases following CyrusOne's IPO in January 2013. These increases were partially offset by the $52.0 million of payments made on the revolving credit facilities, compared to borrowings of $44.0 million in the prior year. Financing outflows in 2013 also included $6.4 million of debt issuance costs. In addition, cash proceeds from the exercise of options and warrants were $1.3 million lower than compared to prior year.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement financial covenants require that we maintain certain leverage and interest coverage ratios and limit our cumulative spending on capital expenditures. The Corporate Credit Agreement also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company is in compliance with all of the covenants under the Corporate Credit Agreement.
The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants.
The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended September 30, 2013:

(dollars in millions)
Consolidated Total Leverage Ratio	5.41
Maximum ratio permitted for compliance	7.00
Consolidated Funded Indebtedness additional availability	$660.6
Consolidated EBITDA clearance over compliance threshold	$94.4

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on September 10, 2013.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined in the credit agreement, exceeds 3.50 to 1.00 as of September 30, 2013.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments applicable to the Company's existing revolving corporate credit facility, subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement was modified to provide that 85%, rather than 100%, of proceeds of CyrusOne Sales are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

Extinguishment of the 8 1/4% Senior Notes due 2017

On October 15, 2013 ("Redemption date"), the Company redeemed all $500 million of the 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") at a redemption price of 104.125% using the proceeds from the new Tranche B Term Loan that was issued on September 10, 2013. In accordance with the indenture governing these 8 1/4% Senior Notes, the Company filed a notification with the trustee on September 11, 2013 of its election to redeem these 8 1/4% Senior Notes on the Redemption date. As a result, the Company expects to record a debt extinguishment loss of $29.6 million in the fourth quarter of 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). As of September 30, 2013, the Company exceeded this ratio. The Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a Credit Agreement basket which provides full access to the $200 million Corporate Credit Agreement plus an additional $160 million of secured debt. Also, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to specific allowances.  In addition to a $25 million cumulative general allowance, the Company is permitted to make dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock and may repurchase up to $10 million of its common stock per year.  Except for the $25 million cumulative general allowance, no other allowances are available for common stock dividend payments.  The Company does not believe that this limitation will have a material impact on its operations, liquidity or cash flows in the foreseeable future.  When the Company is able to meet this ratio in the future, the aforementioned restrictions on debt incurrence and restricted payments will lapse.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the nine months ended September 30, 2013. As of September 30, 2013, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures and Corporate Credit Agreement.
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

Form 10-Q Part I	Cincinnati Bell Inc.

represents our proportionate share of CyrusOne's net losses for periods beginning on January 24, 2013 and amounted to $1.5 million and $8.1 million for the three and nine months ended September 30, 2013, respectively. Dividends received from CyrusOne reduce our investment. For the nine months ended September 30, 2013, the Company received $14.2 million of cash dividends from CyrusOne. After January 17, 2014, we may exchange our partnership units into cash or common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock.
Reviewing the Carrying Values of Long-Lived Assets - The useful lives of property, plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded during any reporting period. During the three months ended March 31, 2013, we determined that a change was necessary to shorten the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded one-time depreciation expense of $8.5 million in the first quarter of 2013.
Accounting for Pension and Postretirement Benefits - In the third quarter of 2013, the Board approved several amendments to the postretirement benefit plans that required the benefit obligation to be remeasured. A $26.1 million reduction to the postretirement and other benefit obligations was recorded as a result of the remeasurement. Management applied a discount rate of 3.90% and a long-term rate of return of zero, due to the plan's minimal assets, to the remeasurement. In the second quarter of 2013, the management pension plan was amended to eliminate all future pension service credits. As a result, we recognized a curtailment gain of $0.6 million during the second quarter ended June 30, 2013 and remeasured the associated pension obligation. This remeasurement resulted in a $10.3 million reduction to our pension liability that was recognized during the second quarter in 2013. Management applied a discount rate of 3.22% and a long-term rate of return of 7.75% in remeasuring the management pension plan. The Company derives its discount rates from the yield curves developed using current market rates of high-quality bonds whose maturities approximate our estimated future payments.
Accounting for Income Taxes - The Company has state tax credit carryforwards that expire in 2026 and are available to offset current and future Texas margin tax. As we sell down our ownership interest in CyrusOne, we will incur significantly less Texas margin tax. As a result, management concluded that it was more likely than not that these tax credit carryforwards would not be realized prior to their expiration. Accordingly, during the nine months ended September 30, 2013, we provided a valuation allowance of $10.7 million to reduce these state tax credit carryforwards to their estimated realizable value. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2013.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2013.

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

Form 10-Q Part I	Cincinnati Bell Inc.

2013 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2013 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a comprehensive listing of the Company’s risk factors. There were no material changes for the three and nine-month periods ending September 30, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine-month period ended September 30, 2013, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock during the nine-month period ended September 30, 2013.

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
(4.1)
First Amendment to Credit Agreement dated as of September 10, 2013, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A (Exhibit 10.1 to Current Report on Form 8-K, date of report September 10, 2013, File No. 1-8519).

(4.2)
Annex I to First Amendment to Credit Agreement dated as of September 10, 2013, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.2 to Current Report on Form 8-K, date of report September 10, 2013, File No. 1-8519).

(10.1)*
Consulting Agreement effective September 30, 2013 between Cincinnati Bell Inc. and Kurt A. Freyberger (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported September 23, 2013, File No. 1-8519).

(10.2)*
Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective July 26, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported July 26, 2013, File No. 1-8519).

(10.3)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective July 26, 2013 (Exhibit 10.2 to Current Report on Form 8-K, date of earliest event reported July 26, 2013, File No. 1-8519).
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cincinnati Bell Inc.

Date:	November 7, 2013	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	November 7, 2013	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer