Form 10-K
period 2013-12-31
CINCINNATI BELL INC
filed 2014-02-27
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.6 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2014, there were 208,738,253 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
Overview and Strategy
With headquarters in Cincinnati, Ohio, Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") is a full-service regional provider of entertainment, data and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communications systems and end-to-end IT solutions.
Our goal is to transform Cincinnati Bell into a fiber-based entertainment, communications and IT solutions company with growing revenue, growing profits and significant cash flows. During 2013, we invested approximately $123 million in our strategic products, generating an 18% increase in our strategic revenues. Revenue from these high demand products totaled $370.6 during the year and offset the declines from our legacy products by 10%.
Wireline strategic revenue totaled $252.5 million, up 22% compared to the prior year, primarily due to growth in our Fioptics suite of products, which provides entertainment, high-speed internet and voice services using a combination of fiber to the home and fiber to the node technology. Fioptics revenue totaled $100.8 million, up 48% over the prior year, as we achieved record high net activations for both our entertainment and high-speed internet products. Strategic revenue from business customers was also up 8% in 2013 due to increased demand for metro-ethernet and Multi-Protocol Label Switching ("MPLS") products. The growth and demand for our strategic products continues to increasingly mitigate revenue declines from our legacy products. In total, Wireline revenue was down less than 1% in 2013, and we believe our strategic investments will result in full year 2014 Wireline revenue growth.
Our IT Services and Hardware segment revenue totaled $344.1 million, up 9% year over year. Strategic managed and professional services revenue totaled $118.1 million, up 8% due to increased demand for virtual data center products and staff augmentation resources. Telecom and IT equipment sales were up 9% year over year, and remain an important value added product to our existing customer base that requires very little capital.
The Wireless segment continues to be challenged by increased competitive pressures from national carriers. During the year, our revenues declined by 17% due to continued subscriber losses. We plan to continue to manage the business for cash flow and profitability as we consider strategic alternatives.
The Company was also able to take advantage of a favorable interest rate environment by amending its Corporate Credit Agreement to include a $540 million Tranche B Term Loan facility ("Tranche B Term Loan") with a 4.0% interest rate at December 31, 2013. The proceeds from the facility were used to redeem all of the Company's $500 million 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") on October 15, 2013 at a redemption price of 104.125%. It is expected that these refinancing activities will save approximately $20 million of interest payments in 2014.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), a former subsidiary which owns and operates our former data center colocation business. CyrusOne, which conducts its data center business through CyrusOne LP, an operating partnership, is a full service provider of data center colocation services to enterprise customers through its facilities with fully redundant power and cooling solutions that are currently located in the Midwest, Texas, Arizona, London and Singapore. Cincinnati Bell is the majority owner of CyrusOne (NASDAQ: CONE), a real estate investment trust ("REIT"), effectively owning approximately 69% of the economic interests of CyrusOne through the ownership of its common stock and partnership units of CyrusOne LP. However, effective January 24, 2013, we no longer have control over CyrusOne's operations and no longer consolidate CyrusOne in our consolidated financial statements. Our ownership in CyrusOne is now accounted for as an equity method investment.

Form 10-K Part I	Cincinnati Bell Inc.

We made significant strides in 2013 towards achieving our transformation goals for Cincinnati Bell. As we look forward to 2014, we will continue to focus on the following initiatives which will be the keys to our success:
Continue the expansion of our fiber network

•
We expect to pass approximately 62,000 additional customer locations with Fioptics during 2014, with an emphasis on fiber directly to the home. Our goal remains to pass between 60% and 70% of Greater Cincinnati with this product.

•	We will increase fiber-based product offerings to enterprise customers and finalize the integration of our Wireline business market with the IT Services and Hardware team.
Evaluate opportunities to monetize investment in CyrusOne

•
We will give due consideration to, among other factors, CyrusOne's stock price, market performance of other REITs and overall market indicators. We will balance our objective of reducing the risk associated with owning any equity security, with the upside appreciation potential for our investment in CyrusOne.

•
Proceeds from future CyrusOne monetization will be primarily used for debt repayment, in accordance with the terms in our amended Corporate Credit Agreement, to move toward achieving leverage ratios in line with other telecommunications companies.

Manage Wireless business for cash flows and profitability

•
We will manage the wireless business for cash flows and profitability as we continue to explore strategic options for this business, including an outright sale. For the past several years, the Wireless business has been losing postpaid subscribers at an increasing rate as our customers continue to migrate to national carriers that offer premier handsets and "nation-wide" family talk plans on LTE networks.

Form 10-K Part I	Cincinnati Bell Inc.

Operations
As of December 31, 2013, the Company operated three segments: Wireline, IT Services and Hardware, and Wireless; and generally classifies the products and services from its Wireline and IT Services and Hardware segments into three distinct categories: Strategic, Legacy and Integration. Wireline and IT Services and Hardware products and services have been categorized based primarily on the underlying technology, as noted in the chart below:

	Strategic	Legacy	Integration
Voice	Fioptics Voice	Switched Access	Maintenance
		Digital Trunking	Information Services
	Fioptics Internet	DSL (< 10 meg)
	DWDM (1)	Dial up Internet
Data	DSL (2) (> 10 meg)	TDM (5)
	Metro-Ethernet	DSO (6), DS1, DS3
Dedicated Internet
	VoIP (3)	Long Distance
Long Distance/VoIP	Private Line
MPLS (4)
Audio Conferencing
Entertainment	Fioptics Video
Managed/Professional Services	Managed Services - Monitoring/Management - Data Storage - Data Security - Virtual Data Center Professional Services - Staff Augmentation - IT Consulting
Hardware
Telecom & IT Equipment			Installation
Maintenance
(1) Dense Wavelength Division Multiplexing
(2) Digital Subscriber Line
(3) Voice over Internet Protocol
(4) Multi-Protocol Label Switching
(5) Time Division Multiplexing
(6) Digital Signal
Wireline
The Wireline segment provides products and services such as local voice, high-speed internet, data transport, long distance, entertainment, VoIP, and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the Incumbent Local Exchange Carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 140 years. The segment also provides voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Wireline segment provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

Form 10-K Part I	Cincinnati Bell Inc.

The Company continues the expansion of Fioptics which is designed to compete directly with the cable Multiple System Operators (MSO) serving the Company’s ILEC market area. During 2013, the Company passed an additional 71,000 addresses with Fioptics and has experienced strong year-over-year growth, as outlined in the table:

	2013	2012	2011
Fioptics Revenue (in millions):	$100.8	$68.2	$46.9
Fioptics subscribers (in thousands):
High-speed internet	79.9	56.8	39.3
Entertainment	74.2	55.1	39.6
Voice	53.3	40.8	29.2
Fioptics covers approximately 276,000 customer locations, or 35% of the Company’s traditional operating geography, and has a 29% penetration rate.
Revenue growth from business customers is primarily generated through our metro-ethernet and VoIP products. The Company focuses the majority of its resources within its ILEC geography as well as in contiguous markets in the Midwest region. The Company is accelerating investment in fiber and IP-based core network technology to meet increased enterprise demand for high-bandwidth data transport products. We continue to evolve and optimize network assets to support the migration of legacy products to new technology. As of December 31, 2013, the Company has:

•	connected approximately 4,200 commercial buildings with fiber-based services (also referred to as a lit building), including more than 500 multi-tenant units ("MTU's") lit with fiber;

•	expanded the fiber network to span more than 5,700 route miles; and

•	provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 550 are lit with fiber.

The key products and services provided by the Wireline segment include the following:
Voice - Local Service
Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. The Company's voice access lines continue to decrease as our customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), have migrated to competitors, or have been disconnected due to credit problems. The Wireline segment has been able to increasingly offset the effect of access line loss on revenue by:

•	bundling two or more of the Company's other services at a lower price than if they were purchased individually;

•	expanding the Fioptics network; which creates attach rates of more than 65% when Fioptics services and products are bundled with voice access lines; and

•	increasing the sale of VoIP services and other fiber-based products to business customers (reported under the caption Long Distance and VoIP).

Data Services
The Company's data service products include high-speed internet access, data transport, and interconnection services. As customers migrate from legacy products and network technology, our metro-ethernet product becomes the access method of choice, due to its ability to support multiple applications on a single physical connection. The Company continues to build out fiber to MTU's in greater Cincinnati to meet growing demand for these services. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target business customers beyond our ILEC footprint. The Company’s regional network connects the greater Cincinnati, Columbus, and Dayton areas in Ohio, as well as Indianapolis, Indiana; Chicago, Illinois; and Louisville, Kentucky.

Form 10-K Part I	Cincinnati Bell Inc.

Long Distance and VoIP
Residential and business customers electing traditional long-distance lines can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. The Company's long distance lines have continued to decline over the past several years as a result of wireless substitution and the migration to VoIP technology.
The Company has been investing in its next-generation VoIP network since 2006. This investment has created a platform capable of supporting a variety of customers ranging from small shops to large enterprise customers. Our VoIP products provide our customers access to widely disbursed communication platforms and access to our cloud based services and hosted unified communications product.
Entertainment
In 2009, the Company launched Fioptics and focused its fiber network expenditures on densely populated areas, such as apartments and condominiums. At the end of 2009, Fioptics was available to only 5% of Greater Cincinnati and had 11,100 entertainment subscribers. Today, Fioptics is available to approximately 35% of Greater Cincinnati, and we have 74,200 entertainment subscribers as of December 31, 2013. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie, and sports programing, as well as Indian and Spanish-language packages, 120 high-definition channels, parental controls, HD DVR and video On-Demand.
In addition, we recently rolled out features that deliver high customer satisfaction, including whole-home DVR, Fioptics TV Everywhere ™, HBO Go ™, and Apple applications to control Fioptics features.

Other Revenues
Other revenue consists of wiring projects for business customers, Fioptics advertising revenue, and commissions received as an authorized sales agent for DirecTV®. In addition, CBT’s subsidiary, Cincinnati Bell Telecommunications Services LLC, generates revenue operating the National Payphone Clearinghouse ("NPC") in an agency function.
IT Services and Hardware
IT Services and Hardware provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas through the Company’s subsidiaries, CBTS, CBTS Canada Inc., CBTS Software LLC and Cincinnati Bell Technology Solutions UK Limited. By offering a full range of equipment and outsourced services in conjunction with the Company’s wireline network services, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.
The key products and services provided by the IT Services and Hardware segment include the following:
Managed and Professional Services
Managed Services include products and services that combine assets, either owned by the customer or by the Company, with management and monitoring from its network operations center, and skilled technical resources to provide a suite of offerings around voice and data infrastructure management. Service offerings include, but are not limited to, network management, electronic data storage management, disaster recovery, data security management, telephony management and server management. These services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or as a service model for enterprise customers.
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

Form 10-K Part I	Cincinnati Bell Inc.

Telecom and IT equipment
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allow it to competitively sell and install a wide array of telecommunications and computer equipment to meet the needs of its customers. This unit also manages the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Wireless
Cincinnati Bell Wireless LLC ("CBW") provides digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service ("GSM") network with a 3G Universal Mobile Telecommunications System ("UMTS") and 4G High Speed Packet Access+ ("HSPA+") network overlay, which is able to provide high-speed data services such as streaming video. Wireless services are provided to customers in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s customers are also able to place and receive wireless calls nationally and internationally due to roaming agreements the Company has with other carriers.
The Company’s digital wireless network utilizes approximately 460 cell sites in its operating territory. The Company’s digital wireless network utilizes 50 MHz of licensed wireless spectrum in the Cincinnati area and 40 MHz of licensed spectrum in the Dayton area. The Company owns the licenses for the spectrum that it uses in its network operations.
Service revenue
A variety of monthly rate plans are available to postpaid subscribers. These plans can include a fixed or unlimited number of national or local minutes for a flat monthly rate. For plans with a fixed number of minutes, postpaid subscribers can purchase additional minutes at a per-minute-of-use rate. Postpaid subscribers are billed monthly in arrears.
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
Equipment revenue
As is typical in the wireless communications industry, CBW sells wireless handset devices at or below cost to entice customers to use its wireless services, for which a recurring monthly fee is charged. The Company has approximately 59% of its postpaid subscribers under equipment contracts. These contracts require the customer to use the CBW monthly service for a minimum period of two years in exchange for a deeply discounted wireless handset.
Equity Method Investment in CyrusOne
At December 31, 2013, we owned approximately 1.9 million shares of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million partnership units. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. As such, effective January 24, 2013, we no longer consolidate CyrusOne in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. At December 31, 2013, the fair value of this investment was $993.2 million based on the quoted market price of CyrusOne's common stock.
CyrusOne specializes in highly reliable enterprise-class, carrier-neutral data center properties. The company provides mission-critical data center facilities that protect and ensure the continued operation of IT infrastructure for more than 600 customers, including nine of the Fortune 20 and more than 125 of the Fortune 1000 companies. CyrusOne’s data center offerings provide the flexibility, reliability, and security that enterprise customers require and are delivered through a tailored, customer service-focused platform designed to foster long-term relationships.

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

Sales and Distribution Channels
The Company’s Wireline and Wireless segments utilize a number of distribution channels to acquire customers. As of December 31, 2013, the Company operated seven retail stores in its operating territory, down from ten in the prior year.
The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. As stores are added or closed from time to time, certain stores may be transitioned to local agents for marketing of the Company's products and services. The Company also offers fully-automated, end-to-end web-based sales of wireless phones, accessories and various other Company services. In addition, the Company utilizes a door-to-door sales force that targets the sale of Fioptics to residents.
Within each segment, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territory. Larger business customers are often supported by sales account representatives, who may go to the customer premises to understand the business needs and recommend solutions that the Company offers. Smaller business customers are supported through a telemarketing sales force and store locations.
Aside from Company resources, there are approximately 130 third-party agent locations that sell Wireline and Wireless products and services at their retail locations. The Company supports these agents with discounted prices for wireless handsets and other equipment and commission structures. The Company also sells wireline and wireless capacity on a wholesale basis to independent companies, including competitors that resell these services to end-users.
Suppliers and Product Supply Chain
Wireline’s primary purchases are for network equipment, software, and fiber cable to maintain and support the growth of Fioptics, as well as copper-based electronics and cable. Wireless primarily purchases handsets and accessories, wireless cell site and network equipment, and software. Wireless often partners with other regional carriers and wholesale distributors to build requisite volumes for discounts. The Company generally subjects these purchases to competitive bids and selects its vendors based on price, service level, delivery, quality of product and terms and conditions.
The Company maintains facilities and operations for storing cable, handsets and other equipment, product distribution and customer fulfillment. Wireless also has long-term lease commitments on towers used in its wireless network operations.
In addition, we have long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations, and maintenance services. Similar to the purchase of materials, competitive bids are obtained for such vendors and are subject to a rigorous evaluation and approval process.
IT Services and Hardware primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of Cisco, EMC, Avaya, and Oracle equipment. Most of this equipment is shipped directly to the customer from vendor locations but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
Competition
The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers. The Company has lost, and will likely continue to lose, access lines and wireless subscribers as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s services.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines. The Company believes this is the reason for the largest portion of the Company’s access line and long-distance line losses.
Our strategic products also face intense competition from cable operators, other telecom companies, and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products, which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors are expected to continuously upgrade their service quality and offerings, which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

Form 10-K Part I	Cincinnati Bell Inc.

The Fioptics suite of products also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com, Inc.’s “Prime,” Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration.
The Wireless segment's operating territory is saturated with competitors. Many of these competitors offer more advanced networks and brand-name handsets which are not available to us and are a factor in attracting and retaining customers. All of our competitors are larger and have more resources to devote to advertising and promotional pricing to attract new customers. As a result, our postpaid subscriber base has decreased by 19% and 21%, respectively, over the past two years. We believe it is likely that the trend of subscriber losses will continue, and we plan to operate the business for profitability and cash flow while we investigate strategic alternatives.
The IT Services and Hardware segment competes against numerous other information technology consulting, web-hosting, and computer system integration companies, many of which are larger in scope and well-financed. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these businesses to compete successfully in the market.
Customers
The following table demonstrates how the Company’s revenue portfolio has changed over the past three years, excluding CyrusOne, which is no longer consolidated in our financial results. During 2012 and 2011, CyrusOne represented 15% and 13% of our revenue, respectively.

Percentage of revenue	2013	2012	2011	2013 vs 2012 Change		2012 vs 2011 Change
Voice - local service	18%	20%	21%	(2)	pts	(1)	pts
Data	25%	24%	22%	1		2
Long distance and VoIP	9%	9%	9%	—		—
Entertainment	4%	2%	2%	2		—
Other Wireline	1%	1%	2%	—		(1)
Total Wireline	57%	56%	56%	1		—
Managed and professional services	10%	9%	7%	1		2
Telecom and IT equipment sales	17%	16%	16%	1		—
Total IT Services and Hardware	27%	25%	23%	2		2
Wireless	16%	19%	21%	(3)		(2)
Total (excluding CyrusOne)	100%	100%	100%	—		—
In 2013, the Company’s revenue mix was 63% to business customers and 37% to residential customers. By comparison, the Company’s 2012 revenues were comprised of 62% to business customers and 38% to residential customers, excluding CyrusOne. If our Wireless segment were also excluded, our revenue mix would be 72% to business customers and 28% to residential customers in 2013, and strategic revenues would account for 35% of our total revenue. During 2013, strategic Wireline revenue accounted for 35% of total Wireline revenue compared to 28% in 2012. Strategic IT Services and Hardware revenue totaled 34% of total IT Services and Hardware revenue in 2013 compared to 35% in 2012.
The Company’s mix of customer demand for Wireless services is trending toward more data services and less voice services. For 2011, Wireless service revenues were comprised of 68% voice services and 32% data services. By 2013, revenue from data services was 40% of total Wireless service revenues, an 8 point increase from 2011.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at December 31, 2013 and 2012.

Form 10-K Part I	Cincinnati Bell Inc.

Employees
At December 31, 2013, the Company had approximately 2,900 employees, and approximately 30% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. This agreement expires on August 9, 2014.
Website Access and Other Information
The Company is an Ohio corporation and was incorporated under the laws of Ohio in 1983. Its principal executive offices are at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act of 1934 (the "Exchange Act"). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
Executive Officers
During 2013, the Company experienced relatively significant changes within the executive leadership team. Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2013, 2012, and 2011, and assets as of December 31, 2013 and 2012 are set forth in Note 15 to the consolidated financial statements.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially affected by any of these risks.

Risks Related to our Indebtedness
The Company’s substantial debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally.
The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2013, the Company and its subsidiaries had outstanding indebtedness of $2,265.2 million, on which it incurred $182.0 million of interest expense in 2013, and had total shareowners’ deficit of $676.7 million. At December 31, 2013, the Company and its subsidiaries had no remaining borrowing availability under its accounts receivable securitization facility ("Receivables Facility"), but had the ability to borrow up to an additional $160.0 million under the Corporate Credit Agreement, subject to compliance with certain conditions. In addition, the Company's ability to incur additional debt from time to time is subject to the restrictions contained in its credit facilities and other debt instruments.
The Company’s substantial debt has important consequences, including the following:

•
the Company is required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	the interest rate on its revolving credit facilities could increase if the Company fails to maintain specified financial ratios;
•	there is a variable interest rate on a portion of its debt which could increase if the market rates increase;
•
the Company’s substantial debt increases its vulnerability to adverse changes in the credit markets, which adverse changes could increase the Company's borrowing costs and limit the availability of financing;

•	the Company’s debt service obligations limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and joint ventures, and other general corporate requirements; and

•
the Company’s debt instruments require the Company to comply with specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund the Company's operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.

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

Form 10-K Part I	Cincinnati Bell Inc.

The Corporate Credit Agreement and other indebtedness impose significant restrictions on the Company.
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
In addition, the Company’s Corporate Credit Agreement and debt instruments include restrictive covenants that may materially limit the Company’s ability to prepay debt and preferred stock. The agreements governing the Corporate Credit Agreement also require the Company to achieve and maintain compliance with specified financial ratios.
The restrictions contained in the terms of the Corporate Credit Agreement and its other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and
•
adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances, or other capital needs, or to engage in other business activities that would be in its interest.

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the credit facilities, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, would limit the cash required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.
The Company depends on its Corporate Credit Agreement and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.
The Company depends on the revolving credit facility under its Corporate Credit Agreement and Receivables Facility to provide for temporary financing requirements in excess of amounts generated by operations.
As of December 31, 2013, the Company had $40.0 million of outstanding borrowings under its Corporate Credit Agreement, leaving $160.0 million in additional borrowing availability under this facility. The $200 million Corporate Credit Agreement is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition would be adversely affected.
The revolving commitments under the Corporate Credit Agreement will be permanently reduced by the lesser of (i) the amount of net cash proceeds from the first sale by the Company of its equity interests in CyrusOne or CyrusOne LP and (ii) $50.0 million, provided that such sale occurs by December 31, 2014. If such sale has not occurred by that date, the original revolving commitments will be permanently reduced to $150.0 million. In addition, the original revolving commitments will be further reduced to $125.0 million on December 31, 2015.

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2013, the Company had $106.2 million of borrowings and $5.2 million of letters of credit that were outstanding under its Receivables Facility. At that date, the Company had a borrowing capacity under this Receivables Facility of $111.4 million and a maximum borrowing limit of $120.0 million. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2013, the Company had no remaining borrowing availability under its Receivables Facility.
In addition, the Company's ability to borrow under its Corporate Credit Agreement is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.
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
Virtually all of the Company's operations are conducted through its subsidiaries and most of the Company's debt is held at the parent company. Certain of the Company's material subsidiaries are subject to regulatory authority which may potentially limit the ability of such subsidiaries to distribute funds or assets. If any of the Company's subsidiaries were to be prohibited from paying dividends or making distributions, the Company may not be able to make the scheduled interest and principal repayments on its debt. This failure would have a material adverse effect on the Company's liquidity and the trading price of the Company's common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation, or reorganization.

Risk Factors Related to our Business and Operations
The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.
The Company generates a substantial portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiary, CBT, has experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with an alternative source of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.
Some of our strategic products generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot provide assurance that the revenues generated from our new offerings will offset revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

Form 10-K Part I	Cincinnati Bell Inc.

The Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented.
We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our Corporate Credit Agreement and Receivables Facility, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay preferred dividends pursuant to our dividend policy. We have identified some potential areas of opportunity and implemented several growth initiatives, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing such as Fioptics and enterprise fiber-based service offerings. We cannot assure you that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.
The Company's wireless subscribers are decreasing in number. If the Company continues to experience subscriber losses similar to the past several years, its revenues, earnings and cash flows from operation may be adversely affected.
The Company's wireless telecommunications subsidiary, CBW, has experienced substantial subscriber losses over the past several years due to a number of factors, including competitors' investment in more technologically advanced LTE networks, which the Company does not have, and consumer preferences for national carriers and competitors' handsets. The Company expects these subscriber losses to continue into the foreseeable future. Failure to retain subscribers would adversely impact the Company's revenues, earnings and cash flows from operations. In addition, failure to retain subscribers may result in the inability to realize our investment in this business and would lead to impairment losses on long-lived and intangible assets in the future.
Failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.
The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier, and residential customers. The Company seeks to meet these needs through new product introductions, service quality, and technological superiority. New products are not always available to the Company because other competitors may have exclusive agreements for those new products. New products and services are important to the Company’s success because its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines and increase wireless customer churn, which would have a material adverse effect on the Company’s revenue, results of operations, and cash flows.
The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which would lead to reduced revenues and/or increased costs.
The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits for their accounts and other financial compensation and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events may result in a disruption of services. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company's ability to attract and retain customers, which would adversely affect both the Company's ability to generate revenues and operating results.
The Company generates a substantial portion of its revenue by serving a limited geographic area.
The Company generates a substantial portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this limited operating territory would have a disproportionate effect on the Company's business, financial condition, results of operations, and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

Form 10-K Part I	Cincinnati Bell Inc.

Natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.
Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, other hostile acts and events beyond our control. Such events could cause significant damage to our infrastructure, resulting in degradation or disruption of service to our customers. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage would cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations. In addition, these occurrences could result in lost revenues from business interruption as well as damage to our reputation.
A large customer accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from this customer would cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.
As of December 31, 2013, the Company had receivables with one large customer that exceeded 10% of the Company's outstanding accounts receivable balance. Contracts with this customer may not sufficiently reduce the inherent risk that the customer may terminate or fail to renew their relationships with the Company. As a result of customer concentration, the Company's results of operations and financial condition could be materially affected if the Company lost this large customer or if services purchased were significantly reduced. If this customer were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available capacity under the Receivables Facility.
The Company operates in highly competitive industries, and customers may not continue to purchase services, which would result in reduced revenue and loss of market share.
The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines and long distance lines. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s access lines decreased by 8% and long distance subscribers decreased by 6% in 2013 compared to 2012.
Our strategic products also face intense competition from cable operators, other telecom companies, and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products, which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors are expected to continuously upgrade their service quality and offerings, which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

Form 10-K Part I	Cincinnati Bell Inc.

The Fioptics suite of products also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections, such as Hulu.com, Apple Inc.’s “iTunes,” Amazon.com, Inc.’s “Prime,” Netflix Inc.’s “Watch Instantly” and YouTube. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration. If the Company is unable to effectively implement strategies to attract and retain Fioptics entertainment and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, the Company's Wireline business will be adversely affected.
Wireless competitors to CBW include national wireless providers that have already deployed and are continuing with their build-out of more technologically advanced 4G LTE networks in our operating territory. In addition, our limited handset offerings are also a factor in our ability to attract and retain customers.  Although we believe our handsets are technologically equivalent to those being offered by the national carriers, we only offer a limited selection of the premium brand-name handsets which are very popular with smartphone users. These competitive factors will likely result in a continued loss of wireless subscribers and adversely affect our wireless revenues and operating margins.
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
Over the past several years, the Company has improved its wireline network through increased capital expenditures for fiber optic cable in limited areas of its operating network and has also upgraded a portion of its wireless network to 4G, using HSPA+ technologies.
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
The wireless industry continues to experience significant technological change, as evidenced by the ongoing improvements in network speeds. The majority of the national wireless providers have already deployed and are continuing with their build-out of more technologically advanced 4G LTE networks in our operating territory. LTE currently offers the fastest data transmission speeds in the industry, which is attractive to smartphone users.  The Company has determined that it will not upgrade its network to LTE as it currently believes that this investment is not economically viable considering, among other factors, the significant capital requirement and the recent unfavorable trends of its wireless customer base. The Company's decision not to upgrade its network to LTE may result in the Company being unable to meet the needs of its customers, which could have a material adverse impact on the Company's market share and its ability to generate revenue.
If the Company is unable or fails to adequately maintain or expand its networks to meet customer needs, there would be a material adverse impact on the Company's market share and its ability to generate revenue.

Form 10-K Part I	Cincinnati Bell Inc.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers.
Alternatively, we may choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in areas experiencing congestion, and these actions could negatively affect customer experience and increase customer churn.
While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This would result in an adverse impact to our results of operations and financial condition.
We may be liable for the material that content providers distribute over our networks.
The law relating to the liability of private network operators for information carried on, stored or disseminated through their networks is still unsettled. As such, we could be exposed to legal claims relating to content disseminated on our networks. Claims could challenge the accuracy of materials on our network or could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks or are required to defend ourselves against such claims, our financial results would be negatively affected.
Cyber attacks or other breaches of network or other information technology security could have an adverse effect on our business.
Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline or wireless networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it would result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.
Maintenance of CBW’s wireless network and growth in data usage may require CBW to obtain additional spectrum and transmitting sites which may not be available or be available only on less than favorable terms.
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
Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. These regulated pricing plans limit the rates CBT charges for some services while its competition has typically been able to set rates for its services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services would result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.
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
There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulation applicable to these services. As the significance of the Internet continues to grow, federal, state and local governments may pass laws and adopt rules and regulations or apply existing laws and regulations to the Internet (including Internet access services), and related matters are under consideration in both federal and state legislative and regulatory bodies. We cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
A significant portion of our wireless subscriber base is enrolled under the FCC's low-income Lifeline program which imposes strict compliance requirements on both consumers and carriers. This could result in the Company incurring significant compliance costs or fines and penalties if the Company fails to comply with these requirements.
The FCC's Lifeline program provides carriers like us with Universal Service Fund ("USF") support to reduce the cost of wireline and wireless services to low-income consumers. At December 31, 2013, approximately 35% of the Company's prepaid subscriber base was enrolled in the Lifeline program. The compliance requirements that govern the enrollment of low-income subscribers under this Lifeline program are stringent, and, in the event that consumers fail to meet any of these requirements, such consumers may opt to terminate their wireless services which could have a material adverse impact on the revenues that we generate. In addition, the Company could also incur significant costs to comply with these requirements or could incur material fines and penalties if the FCC determines that it did not adequately comply with such requirements. The occurrence of any of these factors would result in an adverse impact to our results of operations and financial condition.
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
If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.
The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees, and these collective bargaining agreements are set to expire in August 2014. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements when they expire. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which would have a material adverse effect on the business.
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
Risk Factors Related to Our Investment in CyrusOne
The Company no longer controls the operations of CyrusOne
As of January 24, 2013, CyrusOne is an independent public company which the Company does not control. As a result, the Company no longer sets the strategies, selects the management team, or controls the operations of CyrusOne. CyrusOne may choose to pursue strategies which conflict with our business strategies, and, if this were to occur, the CyrusOne Board is required to act for the benefit of its shareholders.
The Company executed a non-compete agreement with CyrusOne under which both parties agreed not to enter each other's lines of business, subject to certain exceptions, for a period of four years. CyrusOne may choose to compete with us after the expiration of this non-compete agreement which could have an adverse effect on our telecommunications business.

Form 10-K Part I	Cincinnati Bell Inc.

The Company has a significant investment in CyrusOne
On January 24, 2013, the Company completed the IPO of CyrusOne. As a result, the Company now holds 1,890,000 shares of common stock of CyrusOne and 42,586,835 partnership units of CyrusOne LP, the operating partnership. The Company's direct and indirect interests in CyrusOne represent a 69% effective economic ownership of CyrusOne, valued at $993.2 million as of December 31, 2013. Prior to the IPO of CyrusOne, there was no active market for CyrusOne's common stock. The value of our investment is subject to CyrusOne executing on their strategic plan and other factors beyond CyrusOne's control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to CyrusOne, all of which could cause significant changes in the market price of CyrusOne's common stock. The fair value of our investment in CyrusOne may decline which may adversely affect the realization of our investment. In addition, the stock's float may not allow us to monetize our shares in a timely manner. As a result, we may be unable to monetize any or all of our investment in CyrusOne, which would therefore not allow us to repay debt and achieve a leverage ratio comparable to our peers thereby limiting our opportunity to significantly increase cash flow. Our inability to liquidate our investment in CyrusOne could ultimately limit the cash to fund operations and our general obligations and could result in the Company's dissolution, bankruptcy, liquidation, or reorganization.
Refer to the CyrusOne 2013 form 10-K for additional risk disclosures specific to that entity.

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
The uncertain economic environment could have an adverse effect on the Company's business and financial liquidity. The Company's primary source of cash is customer collections. If economic conditions were to worsen, some customers may cancel services or have difficulty paying. These conditions would result in lower revenues and increases in the allowance for doubtful accounts, which would negatively affect the results of operations. Furthermore, the sales cycle would be further lengthened if business customers slow spending or delay decision-making on the Company's products and services, which would adversely affect revenues. If competitors lower prices as a result of economic conditions, the Company would also experience pricing pressure. If the economies of the U.S. and the world deteriorate, this could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.
The Company’s future cash flows would be adversely affected if it is unable to fully realize its deferred tax assets.
As of December 31, 2013, the Company had net deferred income taxes of $395.0 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $388.4 million and state, local and foreign net operating loss carryforwards of $63.9 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit, and future cash flows would be adversely affected.

Form 10-K Part I	Cincinnati Bell Inc.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $108 million of estimated cash contributions to its qualified pension plans for the years 2014 to 2021, of which $33 million is expected to be contributed in 2014. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, adverse changes to plan assets, or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.
Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.
Although the Company does not believe that any of its products or services infringe upon the valid intellectual property rights of third parties, the Company may be unaware of intellectual property rights of others that may cover some of its technology, products, or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and would divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.
We could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements.
Our business faces a substantial amount of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. In addition, our wireless business also faces personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.
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

Form 10-K Part I	Cincinnati Bell Inc.

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

Form 10-K Part I	Cincinnati Bell Inc.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2013, we owned or maintained properties in Ohio, Kentucky and Indiana. Principal office locations are in Cincinnati, Ohio.
Our property comprises telephone plant and equipment in our local telephone franchise area (i.e., Greater Cincinnati) and the infrastructure associated with its wireless business in the Greater Cincinnati and Dayton, Ohio operating areas. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.
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
In its wireless operations, CBW primarily leases the locations that contain its switching and messaging equipment. CBW leases substantially all of its tower sites, primarily from tower companies and other wireless carriers. CBW’s tower leases are typically either for a fixed 20-year term ending in December 2029 or renewable on a long-term basis at CBW’s option, both with predetermined rate escalations. In addition, we lease seven company-run retail locations.
For additional information about the Company’s properties, see Note 5 to the consolidated financial statements.
Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2013, cannot be reasonably determined.
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
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2013	High	$5.57	$3.66	$3.51	$3.63
	Low	$2.94	$2.92	$2.72	$2.63
2012	High	$4.18	$4.07	$5.70	$5.75
	Low	$3.14	$3.36	$3.57	$4.87
(b) Holders
As of January 31, 2014, the Company had 11,647 holders of record of the 208,738,253 outstanding common shares and the 155,250 outstanding shares of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In 2013 and 2012, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2013 and 2012, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2014.
(d) Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2013 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted-average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,709,867	(1)	$3.70	3,753,662
Equity compensation plans not approved by security holders	249,275	(2)	—	—
Total	8,959,142		$3.70	3,753,662

(1)
Includes 6,127,548 outstanding stock options and stock appreciation rights not yet exercised, 1,044,811 shares of time-based restricted stock, and 1,537,508 shares of performance-based awards, restrictions on which have not expired as of December 31, 2013. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.

(2)
The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2011, the directors received an annual award of phantom stock equivalent to a number of common shares. In 2013, no such award was granted. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2013 is approximately 14,000. This plan also provides that no awards are payable until such non-employee director completes

Form 10-K Part II	Cincinnati Bell Inc.

at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.
(e) Stock Performance
The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2008 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P® Integrated Telecommunications Services Index.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31 2008 with dividends reinvested
$300
$250
$200
$150
$100
$50
$0
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Cincinnati Bell Inc.
S&P 500
S&P Integrated Telecommunication Services

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Cincinnati Bell Inc.	$100	$179	$145	$157	$284	$184
S&P 500	$100	$126	$146	$149	$172	$228
S&P Integrated Telecommunication Services	$100	$162	$178	$182	$210	$269

Copyright © 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(f) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2013 - 12/31/2013	—	$—	—	$129.2

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

(dollars in millions, except per share amounts)	2013 (a)	2012	2011	2010 (b)	2009
Operating Data
Revenue	$1,256.9	$1,473.9	$1,462.4	$1,377.0	$1,336.0
Cost of services and products, selling, general and administrative, depreciation, and amortization expense	1,033.4	1,181.5	1,139.9	1,054.9	1,030.7
Other operating costs and losses (c)	59.7	22.3	63.0	22.8	9.8
Operating income	163.8	270.1	259.5	299.3	295.5
Interest expense	182.0	218.9	215.0	185.2	130.7
Loss on extinguishment of debt	29.6	13.6	—	46.5	10.3
Loss from CyrusOne equity method investment (d)	10.7	—	—	—	—
Net (loss) income	$(54.7)	$11.2	$18.6	$28.3	$89.6
Basic and diluted (loss) earnings per common share	$(0.32)	$0.00	$0.04	$0.09	$0.37
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	205.9	197.0	196.8	201.0	212.2
Diluted	205.9	204.7	200.0	204.0	215.2

Financial Position
Property, plant and equipment, net	$902.8	$1,587.4	$1,400.5	$1,264.4	$1,123.3
Total assets	2,107.3	2,872.4	2,714.7	2,653.6	2,064.3
Total long-term obligations (e)	2,529.7	3,215.2	3,073.5	2,992.7	2,395.1

Other Data
Cash flow provided by operating activities	$78.8	$212.7	$289.9	$300.0	$265.6
Cash flow used in investing activities	(185.4)	(371.8)	(244.7)	(675.5)	(93.8)
Cash flow provided by (used in) financing activities	87.6	109.0	(48.8)	429.8	(155.5)
Capital expenditures	(196.9)	(367.2)	(255.5)	(149.7)	(195.1)

(a)
Results for 2013 include the revenues and expenses of CyrusOne, our former data center business, for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne's operating results in our consolidated financial statements. See Notes 1 and 3 to the consolidated financial statements.

(b)	Results for 2010 include the acquisition of CyrusOne from the acquisition date of June 11, 2010 to the end of the year.

(c)
Other operating costs and losses consist of restructuring charges, transaction-related compensation, curtailment (gains) loss, loss (gain) on disposal of assets - net, impairment of goodwill and other assets, and transaction costs.

(d)
We effectively own approximately 69% of CyrusOne and account for our investment using the equity method as we no longer control its operations. These losses from CyrusOne represent our equity method share of CyrusOne's losses.

(e)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities. See Notes 7, 8, 10 and 11 to the consolidated financial statements for discussions related to 2013 and 2012.

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
Executive Summary
Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany eliminations.

For the year ended December 31, 2013, the Company was a full-service regional provider of entertainment, data and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on CBTS, a wholly-owned subsidiary, for efficient, scalable communications systems and end-to-end IT solutions.
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. Effective January 24, 2013, we no longer consolidate the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment. Due to the change in presentation of CyrusOne, our results of operations and cash flows for the year ended December 31, 2013 are not comparable to prior periods.
On a consolidated basis, revenue for the year totaled $1,256.9 million. Excluding the results of our former data center segment, revenue for 2013 totaled $1,241.7 million, down 1% from the prior year. Revenue from our strategic products totaled $358.6 million in 2013, up 17% compared to 2012, and continues to increasingly mitigate the revenue declines from our legacy Wireline products and the loss of revenue from a declining postpaid Wireless subscriber base.
Operating income in 2013 was $163.8 million, down from $270.1 million in the prior year due in part to the deconsolidation of CyrusOne, which accounted for $27.2 million of the decrease. Operating income was also negatively impacted by continued loss of postpaid Wireless subscribers and higher margin access lines, in addition to the $42.6 million of transaction-related compensation paid as a result of the successful IPO of CyrusOne.
During the third quarter of 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan that matures on September 10, 2020. Net proceeds of $529.8 million were used to redeem all of the Company's $500 million 8 1/4% Senior Notes due 2017 on October 15, 2013 at a redemption price of 104.125%.
Consolidated Results of Operations
2013 Compared to 2012
Service revenue was $1,039.3 million in 2013, a decrease of $233.5 million compared to 2012, primarily due to the deconsolidation of CyrusOne, which accounted for $199.7 million of the decline. Wireless service revenue was down $39.6 million from the prior year as a result of continued postpaid subscriber losses. Wireline service revenue declined by only $2.7 million compared to 2012 as the growth in our strategic products continues to increasingly mitigate the loss from access line, long-distance and DSL subscriber declines. IT Services and Hardware service revenue was up $8.5 million from a year ago due to strong demand from enterprise customers for managed and professional services.
Product revenue totaled $217.6 million in 2013, up 8%, compared to 2012. The increase was largely due to a $17.9 million increase in sales of telecommunications and IT hardware. These increases were partially offset by slight declines in both Wireline and Wireless product revenue.

Form 10-K Part II	Cincinnati Bell Inc.

Cost of services was $427.1 million in 2013, compared to $489.9 million in 2012, which included CyrusOne costs of services totaling $73.0 million. Excluding CyrusOne, cost of services increased year-over-year primarily to support the growth in Fioptics and managed and professional services. Wireline cost of services was up $7.5 million compared to the prior year and IT Services and Hardware costs were up $8.9 million. Wireless cost of services was down $10.8 million as a result of a declining subscriber base.
Cost of products sold was $215.9 million in 2013 compared to $204.7 million in the prior year, an increase of $11.2 million due to a $16.9 million increase as a result of higher telecommunications and IT hardware sales. Wireline and Wireless cost of products sold were down $2.6 million and $3.1 million, respectively, compared to the prior year.
Selling, general and administrative ("SG&A") expenses were $220.8 million in 2013, a decrease of $48.7 million, or 18%, compared to 2012. The decrease is partially the result of no longer consolidating CyrusOne, which accounted for $28.5 million of the decrease. Corporate costs were down $20.7 million from the prior year, primarily as a result of recognizing a $5.6 million stock compensation mark-to-market gain in 2013 compared to a $7.9 million stock compensation mark-to-market expense in 2012. The remaining decrease is due to a $4.7 million decrease in bonus expense and a $2.5 million decrease in payroll and other headcount related costs as a result of cost-out initiatives. Wireline and IT Services and Hardware SG&A expenses were up $1.1 and $2.4 million, respectively, primarily to support the growth of our strategic products. Wireless SG&A expenses were down $3.0 million as a result of cost-out initiatives as we focus on operating the segment for cash flow and profitability.
Depreciation and amortization was $169.6 million in 2013, a decrease of $47.8 million compared to the prior year, primarily due to the deconsolidation of CyrusOne. In 2012, CyrusOne's depreciation and amortization expense totaled $70.6 million compared to $5.2 million in 2013. Wireline depreciation and amortization increased by $6.2 million due to the expansion of Fioptics and our fiber-based network. IT Services and Hardware was $1.9 million higher than the prior year as a result of new assets placed in service to support growth in managed and professional service revenue. Wireless depreciation and amortization expense totaled $41.2 million in 2013, up $9.3 million compared to the prior year. In the first quarter of 2013, the useful lives assigned to network software was shortened resulting in $8.5 million of higher depreciation charges. In the fourth quarter of 2013, the remaining useful life for all property, plant and equipment, and finite-lived intangible assets was reduced to 30 months as of December 31, 2013. This change in estimate resulted in additional depreciation and amortization expense of $3.0 million in the fourth quarter and is expected to increase depreciation expense by approximately $36 million in 2014. The useful life change in the fourth quarter of 2013 also resulted in the acceleration of the deferred gain associated with the 2009 tower sale. In 2013, the amortization of the deferred gain associated with the tower sale totaled $3.3 million, compared to approximately $14 million expected to be recognized in 2014.
Restructuring charges were $13.7 million in 2013 compared to $3.4 million in the prior year. In 2013, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiatives and lease abandonments. Employee severance costs associated with the Wireline and IT Services segment are related to workforce initiatives associated with the continued integration of the Wireline business market with the IT Services and Hardware segment. Corporate employee severance costs were associated with the consulting fees and cost-out initiatives as a result of our smaller size due to the IPO of CyrusOne. Lease abandonment costs for the Wireline segment totaled $3.9 million as we consolidated office space. The Wireless segment recorded a $0.2 million lease abandonment charge due to the closure of a retail store. In 2012, restructuring costs were incurred for employee separations totaling $2.5 million primarily related to Wireline and Wireless. Lease abandonment charges were $0.9 million in 2012.
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represented a qualifying transaction requiring payment under these plans. Transaction-related compensation expense of $42.6 million was recognized for these awards at the Corporate level and not allocated to the segments. Payments to CyrusOne employees amounted to $20.0 million of the associated expense.
During the three months ended June 30, 2013, the Company amended the management pension plan to eliminate all future pension service credits effective July 1, 2013. As a result, the Company remeasured its projected benefit obligation for this plan, and the Wireline segment recognized a curtailment gain of $0.6 million in the second quarter of 2013.

Form 10-K Part II	Cincinnati Bell Inc.

The loss on sale or disposal of assets totaled $2.4 million in 2013 compared to a gain on sale or disposal of assets of $1.6 million recorded in 2012. The Wireline segment recorded gains primarily on the sale of copper cabling that was no longer in use totaling $1.1 million and $1.8 million in 2013 and 2012, respectively, and the Corporate segment recorded a loss on sale or disposal of assets of $0.4 million in 2012. In 2013, Wireless recorded a $3.5 million loss on disposal of assets for equipment that had no resale market or has either been disconnected from the wireless network, abandoned or demolished. CyrusOne recorded a $0.2 million gain on the sale of assets in 2012.
There were no asset impairments recorded in 2013 compared to $14.2 million in 2012. In 2012, CyrusOne recorded impairment losses of $13.3 million on a customer relationship intangible asset and property and equipment that was primarily associated with our 2007 acquisition of GramTel. Wireline and Wireless asset impairments were $0.5 million and $0.4 million, respectively, during 2012.
Transaction costs of $1.6 million were incurred in 2013, down from $6.3 million incurred in 2012. In 2013, these costs represent expenses incurred for exploring strategic alternatives for our Wireless business and legal and consulting costs associated with the CyrusOne IPO. In 2012, these costs represented legal and consulting costs incurred to restructure our legal entities in preparation for the proposed IPO of the common stock of CyrusOne and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $182.0 million in 2013 compared to $218.9 million in 2012, a decrease of $36.9 million. The deconsolidation of CyrusOne resulted in a $7.0 million decrease and the November 2012 redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020 reduced interest expense by $27.3 million year-over-year. In the fourth quarter of 2013, the Company redeemed all of the $500 million of 8 1/4% Senior Notes due 2017 at a redemption price of 104.125% using proceeds from the $540 million Tranche B Term Loan facility that was issued on September 10, 2013. The refinancing of the 8 1/4% Senior Notes with the more economical Tranche B Term Loan resulted in $1.8 million additional interest savings in 2013. The remaining difference was primarily due to lower amortization of note issuance costs.
The redemption of the 8 1/4% Senior Notes due 2017 in the fourth quarter of 2013 resulted in loss on extinguishment of debt totaling $29.6 million. Redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020 in the fourth quarter of 2012 resulted in a loss on extinguishment of debt totaling $13.6 million.
Loss from CyrusOne equity method investment totaled $10.7 million in 2013 and represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is now recorded using the equity method.
Other income of $1.3 million in 2013 primarily related to tax refund claims received on assets that had previously been disposed or abandoned. Other expense of $1.7 million recorded in 2012, primarily related to a loss recorded on the termination of a lease financing arrangement.

An income tax benefit of $2.5 million in 2013 was the result of pre-tax losses. The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the "Broadband Securities") or securities that the Company has subsequently issued to refinance the Broadband Securities. In 2013, income tax expense includes a valuation allowance provision of $10.7 million for Texas margin credits which, effective with CyrusOne's IPO on January 24, 2013, are uncertain of being realized before their expiration date. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company used federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, of $2.8 million in 2013.

2012 Compared to 2011
Service revenue was $1,272.8 million in 2012, an increase of $22.0 million compared to 2011. Data center revenues increased by $32.3 million primarily due to the expansion of data center facilities. IT Services and Hardware revenue increased by $16.1 million compared to 2011 due to the growth in managed and professional services. Wireline service revenue was up $1.5 million over the prior year as a result of accelerated growth in VoIP and audio conferencing services. Growth in Fioptics and other business fiber-based products was more than offset by declines in legacy local voice, long distance and DSL revenue. Wireless service revenues were down $27.9 million as a result of fewer postpaid subscribers.

Form 10-K Part II	Cincinnati Bell Inc.

Product revenue was $201.1 million in 2012, down $10.5 million compared to 2011. The decrease was largely due to lower sales of wireless handsets which drove a $7.9 million decrease in sales compared to 2011. IT Services and Hardware sales of telecommunications and IT hardware decreased $3.4 million compared to the prior year, a reflection of the cyclical nature of capital spending of enterprise customers. These declines were partially offset by a $0.8 million increase in Wireline product revenue.
Cost of services was $489.9 million in 2012, up $25.6 million, or 6%, compared to 2011, primarily due to $14.6 million and $13.3 million increases in the IT Services and Hardware and Data Center Colocation segments, respectively, to support the growth in these operations. Wireline costs were up $9.4 million due primarily to increased programming costs associated with the growth of Fioptics and increased operating taxes resulting from higher regulatory rates and higher franchise taxes. Wireless costs were down $11.7 million primarily due to lower network costs as a result of a declining subscriber base.
Cost of products sold was $204.7 million in 2012, a decrease of $8.3 million from the prior year, primarily due to a $9.3 million decrease in Wireless costs of products sold as a result of lower handset sales. IT Services and Hardware cost of products sold was down $0.1 million from the prior year as opposed to Wireline costs, which were up $1.1 million.
SG&A expenses were $269.5 million in 2012 compared to $263.1 million in the prior year, an increase of $6.4 million. Corporate costs were up $5.7 million compared to the prior year primarily due to a $7.3 million increase in stock compensation mark-to-market expense resulting from the 81% increase in stock price. These increases were offset by decreased payroll related expense due to cost-out initiatives. Data Center Colocation and IT Services and Hardware costs were up $7.2 million and $5.7 million, respectively, due to increased payroll costs. In addition to increased payroll costs, Data Center Colocation marketing and legal costs were up $1.5 million and $1.4 million, respectively. These increases were partially offset by an $11.5 million decrease in Wireless SG&A due to cost containment initiatives combined with a $2.8 million reduction in bad debt expense. Wireline SG&A was down $0.7 million from the prior year.
Depreciation and amortization was $217.4 million in 2012, up $17.9 million compared to 2011. Data Center Colocation depreciation and amortization was $15.8 million higher due to new assets placed in service for data center facilities. Wireline expenses were up $3.6 million as a result of expanding our fiber network. Wireless depreciation and amortization was down $1.6 million due to fewer new assets being placed in service as a result of a declining subscriber base. IT Services and Hardware and Corporate expenses were relatively unchanged.
In 2012, restructuring costs were incurred for employee separations totaling $2.5 million primarily related to Wireline and Wireless. Lease abandonment charges were $0.9 million in 2012. In 2011, the Wireline segment recognized $7.7 million of restructuring charges. Wireline employee separation charges totaled $3.5 million, lease abandonments totaled $2.5 million and contract terminations were $1.7 million. In addition the IT Services and Hardware and Corporate recognized employee separation charges of $1.9 million and $2.6 million, respectively, in 2011.
In 2011, the Company ratified a new labor agreement which curtails future pension service credits for certain employees. As a result of this event, the bargained employees' pension plan was remeasured and a curtailment loss of $4.2 million was recognized in the Wireline segment. In 2012, no events occurred to trigger a remeasurement of our pension plans or curtailment loss.
Gain on sale or disposal of assets was $1.6 million in 2012, down from $8.4 million in 2011. In 2012, a gain of $1.8 million was realized primarily from the sale of copper cables no longer utilized in our Wireline network. The Data Center Colocation segment recognized a $0.2 million gain on sale of generators following an equipment upgrade at a Texas data center. In 2011, a gain of $8.4 million was recognized as a result of selling substantially all of the assets associated with our home security monitoring business.
Asset impairment losses amounted to $14.2 million in 2012 compared to $52.4 million in 2011. In 2012, impairment losses were largely driven by $13.3 million of impairment losses in the Data Center Colocation segment on a customer relationship intangible asset and property and equipment that was primarily associated with our 2007 acquisition of GramTel. Wireline and Wireless asset impairments totaled $0.5 million and $0.4 million, respectively, in 2012. During 2011, the Company recognized goodwill impairment losses totaling $50.3 million that were related to the Wireless segment. Impairment of assets, excluding goodwill, totaling $1.1 million in 2011 related to the write-off of canceled or abandoned Wireless capital projects. The Wireline segment recorded impairment of assets excluding goodwill in 2011 of $1.0 million related to abandoned leasehold improvements on vacated office space and the write-down to fair value of certain assets that were held for sale.

Form 10-K Part II	Cincinnati Bell Inc.

Transaction costs of $6.3 million were incurred in 2012, up from $2.6 million incurred in 2011. In 2012, these costs represented legal and consulting costs incurred to restructure our legal entities in preparation for the proposed IPO of the common stock of CyrusOne and to prepare CyrusOne to be a real estate investment trust. In 2011, transaction costs represented legal and consulting costs to investigate acquisition opportunities. Transaction costs are reported as Corporate expenses.
Interest expense was $218.9 million in 2012 compared to $215.0 million in 2011, an increase of $3.9 million. The increase was largely due to the issuance by CyrusOne of $525 million of 6 3/8% Senior Notes due 2022 in the fourth quarter of 2012 which increased interest expense by $3.8 million, higher interest costs of $2.4 million from lease obligations, as well as $0.8 million of lower capitalized interest. The impact of these increases was partially offset by lower interest expense from the redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020.
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
Discussion of Operating Segment Results
The Company manages its business based upon products and service offerings. At December 31, 2012, we operated four business segments: Wireline, Wireless, IT Services and Hardware, and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. Therefore, at December 31, 2013, we operated three business segments: Wireline, Wireless and IT Services and Hardware.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline
The Wireline segment provides products and services such as local voice, high-speed internet, data transport, long distance, entertainment, VoIP, and other services. Cincinnati Bell Telephone Company LLC (CBT), a subsidiary of the Company, is the Incumbent Local Exchange Carrier (ILEC) for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated this territory for approximately 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2013	2012	2013 vs. 2012	2013 vs. 2012		2011	2012 vs. 2011	2012 vs. 2011
Revenue:
Voice - local service	$229.1	$255.4	$(26.3)	(10)%		$280.3	$(24.9)	(9)%
Data	317.8	306.9	10.9	4%		291.5	15.4	5%
Long distance and VoIP	107.2	113.9	(6.7)	(6)%		111.3	2.6	2%
Entertainment	55.2	35.4	19.8	56%		26.6	8.8	33%
Other	15.5	18.9	(3.4)	(18)%		22.4	(3.5)	(16)%
Total revenue	724.8	730.5	(5.7)	(1)%		732.1	(1.6)	0%
Operating costs and expenses:
Cost of services and products	287.2	283.8	3.4	1%		270.0	13.8	5%
Selling, general and administrative	127.8	125.6	2.2	2%		126.7	(1.1)	(1)%
Depreciation and amortization	112.2	106.0	6.2	6%		102.4	3.6	4%
Restructuring charges	9.1	3.5	5.6	n/m		7.7	(4.2)	(55)%
Curtailment (gain) loss	(0.6)	—	(0.6)	n/m		4.2	(4.2)	n/m
Gain on sale or disposal of assets	(1.1)	(1.8)	0.7	39%		(8.4)	6.6	79%
Asset impairments	—	0.5	(0.5)	n/m		1.0	(0.5)	(50)%
Total operating costs and expenses	534.6	517.6	17.0	3%		503.6	14.0	3%
Operating income	$190.2	$212.9	$(22.7)	(11)%		$228.5	$(15.6)	(7)%
Operating margin	26.2%	29.1%		(2.9)	pts	31.2%		(2.1)	pts
Capital expenditures	$162.6	$114.2	$48.4	42%		$112.6	$1.6	1%
Metrics information (in thousands):
Fioptics units passed	276.0	205.0	71.0	35%		134.0	71.0	53%
High-speed internet subscribers
DSL	188.5	202.6	(14.1)	(7)%		218.0	(15.4)	(7)%
Fioptics	79.9	56.8	23.1	41%		39.3	17.5	45%
Total high-speed internet subscribers	268.4	259.4	9.0	3%		257.3	2.1	1%
Fioptics entertainment subscribers	74.2	55.1	19.1	35%		39.6	15.5	39%
Local access lines	530.7	573.9	(43.2)	(8)%		621.3	(47.4)	(8)%
Long distance lines	394.1	417.9	(23.8)	(6)%		447.4	(29.5)	(7)%

Form 10-K Part II	Cincinnati Bell Inc.

2013 Compared to 2012
Revenues
Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. Voice local service revenue was $229.1 million in 2013, down $26.3 million compared to 2012. Strategic voice service revenue was $17.9 million in 2013, up $4.3 million compared to 2012, primarily due to the 31% growth in Fioptics voice lines, which totaled 53,300 at December 31, 2013. Legacy voice services revenue was $204.2 million in 2013, down $29.9 million compared to 2012. The decrease in revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 35,000, or 7%, to 476,000 at December 31, 2013 from 511,000 at December 31, 2012. The Company had 54,700 CLEC access lines at December 31, 2013 compared to 62,900 access lines at December 31, 2012. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The remaining decrease is due to a $0.7 million reduction in integration voice service revenue in 2013 compared to 2012.
Data revenue consists of Fioptics high-speed and DSL internet access, data transport, and interconnection services. Data revenue was $317.8 million in 2013, up $10.9 million compared to 2012. Strategic data revenue was $122.1 million in 2013, up 24% compared to the prior year. Revenue from Fioptics high-speed internet service increased to $27.9 million in 2013, up from $18.1 million in the prior year due to a 41% increase in subscribers. The remaining increase is primarily due to increases in strategic data for business customers which was up 17% year-over-year and totaled $94.2 million in 2013. Legacy data revenue was $195.7 million in 2013, down $12.5 million compared to the prior year. This is primarily due to our business customers migrating to higher bandwidth data transport products and a 7% decrease in our legacy DSL subscriber base.
Long distance and VoIP revenue was $107.2 million in 2013, a decrease of $6.7 million compared to 2012. Strategic revenue was $51.1 million in 2013, relatively flat compared to the prior year. Growth in private-line and VoIP services totaled $2.1 million, but was more than offset by a decrease in audio conferencing revenue primarily as a result of the loss of one large customer. Legacy revenue was $52.1 million in 2013, a decrease of $5.0 million compared to 2012 primarily due to a 6% decrease in long distance lines as both consumers and business customers are migrating to VoIP or wireless services. The remaining decrease is due to a $1.2 million decrease in integration services compared to the prior year.
Entertainment revenue was $55.2 million in 2013, up $19.8 million compared to the prior year and was driven by the growth in Fioptics. Fioptics entertainment revenue grew by $19.4 million in 2013, primarily due to a 35% increase in Fioptics entertainment subscribers. As of December 31, 2013, the segment had 74,200 Fioptics entertainment subscribers. The Company continues to expand its Fioptics service area as there is strong consumer demand for this service.
Other revenue was $15.5 million in 2013, a decrease of $3.4 million compared to the prior year. This decrease was primarily the result of a reduction of $2.3 million and $0.8 million in legacy and integration other revenue compared to 2012.
Costs and Expenses
Cost of services and products was $287.2 million in 2013, an increase of $3.4 million compared to 2012. This increase was largely attributable to an $8.6 million increase in programming rates and higher payroll costs of $5.8 million to support strategic revenue growth. These increases were partially offset by a $5.6 million reduction in operating taxes due primarily to a reduction in Universal Service Fund ("USF") charges, a $1.2 million reduction in benefit costs driven by the pension amendments, a $1.8 million reduction in call center costs associated with outsourcing that function and $2.8 million due to lower network costs associated with decreased long distance and VoIP revenue.
SG&A expenses were $127.8 million in 2013, an increase of $2.2 million compared to the prior year. This increase was mainly driven by higher Fioptics advertising costs and non-employee commission fees.
Depreciation and amortization was $112.2 million in 2013, reflecting an increase of $6.2 million compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring charges were $9.1 million in 2013 compared to $3.5 million in the prior year. The Company continues to manage and reduce the legacy cost structure of this business. Employee separation costs amounted to $4.6 million and $3.2 million in 2013 and 2012, respectively, while lease abandonment costs were $3.9 million in 2013 and $0.3 million in 2012. Contract termination costs were $0.6 million in 2013, with no such costs incurred in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

The curtailment gain of $0.6 million was due to the remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter of 2013 that eliminated all future pension service credits as of July 1, 2013. The gain on sale of assets of $1.1 million in 2013 was due to a $2.0 million gain from the sale of copper cabling that was no longer in use, partially offset by $0.9 million loss on network equipment with no resale value that was removed from service during the second quarter. During 2012, the segment recognized a gain on sale of assets of $1.8 million primarily from the sale of copper cabling that was no longer in use.
Asset impairments of $0.5 million in 2012 relate primarily to the write-off of an out-of-territory fiber network. No such impairments occurred in 2013.
Capital Expenditures
Capital expenditures incurred to expand the Company's strategic fiber network and maintain its legacy copper-based network totaled $162.6 million in 2013, an increase of $48.4 million compared to 2012. During 2013, we invested $113.0 million in our strategic products, of which $79.5 million was used for Fioptics as we passed an additional 71,000 units during the year. Based on the continued demand from consumers and business customers for increased bandwidth and faster data speeds, the Company expects to continue to build out Fioptics and expand its fiber network over the next few years.
2012 Compared to 2011
Revenues
Voice local service revenue was $255.4 million in 2012, down $24.9 million compared to 2011. Strategic voice service revenue was $13.6 million in 2012, up $4.0 million compared to 2011, primarily due to the 40% growth in Fioptics voice lines, which totaled 40,800 at December 31, 2012. This is primarily due to the expansion of our fiber network. Legacy voice service revenue was $234.1 million in 2012, down $27.6 million compared to 2011. The decrease in legacy revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 41,400, or 7%, to 511,000 at December 31, 2012 down from 552,400 at December 31, 2011. The Company had 62,900 CLEC access lines at December 31, 2012 compared to 68,900 at December 31, 2011. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The remaining decrease is due to a $1.3 million reduction in integration voice service revenue in 2012 compared to 2011.
Data revenue was $306.9 million in 2012, up $15.4 million compared to 2011. Strategic data revenue was $98.7 million in 2012, up $24.0 million compared to 2011. Fioptics high-speed internet revenue totaled $18.1 million, up 44% from the prior year, and consistent with the 45% increase in our subscriber base. The remaining increase is primarily due to increases in strategic data for business customers which was up 30% year-over-year and totaled $80.6 million in 2012. Legacy data revenue was $208.2 million in 2012, down $8.6 million compared to the prior year, primarily due to a 7% decrease in our legacy DSL subscriber base.
Long distance and VoIP revenue was $113.9 million in 2012, an increase of $2.6 million compared to 2011. Strategic long distance and VoIP revenue was $51.6 million in 2012, an increase of $4.3 million compared to 2011. The increase was primarily due to an increase in VoIP and audio conferencing services, driven by a larger number of subscribers and higher usage. Legacy long distance and VoIP revenue was $57.1 million, down $2.7 million compared to 2011 due primarily to a 7% decrease in long distance subscriber lines. The remaining increase is due to a $1.0 million increase in integration long distance and VoIP revenue in 2012 compared to 2011.
Fioptics entertainment revenue was $35.4 million in 2012, up $8.8 million compared to 2011, driven by a 39% increase in Fioptics entertainment subscribers. As of December 31, 2012, the segment had 55,100 Fioptics entertainment subscribers.
Other revenue was $18.9 million in 2012, a decrease of $3.5 million compared to the prior year. Strategic other revenue was $7.1 million in 2012, up $2.0 million compared to 2011. Legacy other revenue was $9.8 million in 2012, down $5.5 million compared to 2011. The decrease was primarily related to the sale of the Company's home security monitoring business in 2011.

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
During 2011, a curtailment loss of $4.2 million was recognized due to the reduction of future pension benefits for certain bargained employees, and a gain of $8.4 million was recognized from the sale of substantially all of the assets associated with our home security monitoring business. During 2012, the segment recognized a gain on sale of assets of $1.8 million primarily from the sale of copper cabling that was no longer in use.
Asset impairments of $0.5 million in 2012 relate primarily to the write-off of an out-of-territory fiber network. The impairment losses in 2011 of $1.0 million were related to abandoned leasehold improvements on vacated office space and the write-down to fair value of certain assets that were held for sale.
Capital Expenditures
Capital expenditures incurred to maintain the wireline network, expand the Company's Fioptics product suite, and upgrade its DSL network were $114.2 million in 2012, an increase of $1.6 million, compared to 2011. As of December 31, 2012, the Company's Fioptics service passed 205,000 homes and businesses, representing approximately 26% of the Greater Cincinnati market. The Company intends to expand its Fioptics footprint over the next few years.

Form 10-K Part II	Cincinnati Bell Inc.

Wireless
The Wireless segment provides digital voice and data communications services through the operation of a regional wireless network in the Company’s licensed service territory, which surrounds Cincinnati and Dayton, Ohio and includes areas of northern Kentucky and southeastern Indiana. Although Wireless does not market to customers outside of its licensed service territory, it is able to provide service outside of this territory through roaming agreements with other wireless operators. The segment also sells wireless handset devices and related accessories to support its service business.

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2013	2012	2013 vs. 2012	2013 vs. 2012		2011	2012 vs. 2011	2012 vs. 2011
Revenue:
Postpaid service	$139.1	$174.6	$(35.5)	(20)%		$199.2	$(24.6)	(12)%
Prepaid service	45.8	49.9	(4.1)	(8)%		53.2	(3.3)	(6)%
Equipment and other	16.6	17.3	(0.7)	(4)%		25.2	(7.9)	(31)%
Total revenue	201.5	241.8	(40.3)	(17)%		277.6	(35.8)	(13)%
Operating costs and expenses:
Cost of services and products	98.1	113.0	(14.9)	(13)%		134.2	(21.2)	(16)%
Selling, general and administrative	40.3	43.7	(3.4)	(8)%		55.2	(11.5)	(21)%
Depreciation and amortization	41.2	31.9	9.3	29%		33.5	(1.6)	(5)%
Restructuring charges	0.2	1.6	(1.4)	(88)%		—	1.6	n/m
Loss on disposal of assets	3.5	—	3.5	n/m		—	—	n/m
Impairment of goodwill	—	—	—	n/m		50.3	(50.3)	n/m
Impairment of assets, excluding goodwill	—	0.4	(0.4)	n/m		1.1	(0.7)	(64)%
Total operating costs and expenses	183.3	190.6	(7.3)	(4)%		274.3	(83.7)	(31)%
Operating income	$18.2	$51.2	$(33.0)	(64)%		$3.3	$47.9	n/m
Operating margin	9.0%	21.2%		(12.2)	pts	1.2%		20.0	pts
Capital expenditures	$16.0	$15.8	$0.2	1%		$17.6	$(1.8)	(10)%
Metrics information:
Postpaid ARPU*	$51.90	$51.29	$0.61	1%		$50.06	$1.23	2%
Prepaid ARPU*	$26.08	$28.48	$(2.40)	(8)%		$28.58	$(0.10)	0%
Postpaid subscribers (in thousands)	197.4	251.3	(53.9)	(21)%		311.0	(59.7)	(19)%
Prepaid subscribers (in thousands)	142.3	146.5	(4.2)	(3)%		148.0	(1.5)	(1)%
Average postpaid churn	2.6%	2.5%		0.1	pt	2.2%		0.3	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2013 Compared to 2012
Revenue
Postpaid service revenue was $139.1 million in 2013, a decrease of $35.5 million, or 20%, compared to a year ago. The decrease in postpaid service revenue was driven by a 21% decrease in postpaid subscribers due to continued intense competitive pressure from larger national carriers. Total postpaid ARPU for 2013 increased to $51.90 from $51.29 in 2012 driven primarily by higher data ARPU, but partially offset by a 5% year-over-year decrease in voice ARPU due to fewer minutes used by postpaid subscribers.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2013, the Company had 96,000 postpaid smartphone subscribers, which represents 49% of the total postpaid subscriber base, up from 40% at the end of 2012. The higher smartphone penetration drove a data ARPU of $19.48 for 2013, up 14% compared to 2012.
Prepaid service revenue was $45.8 million in 2013, a decrease of $4.1 million compared to the prior year. The number of prepaid subscribers at December 31, 2013 was 142,300, a decrease of 3% compared to the prior year. During 2013, data usage was lower by $1.4 million and voice usage was lower by $2.7 million resulting in a prepaid ARPU of $26.08, down 8% compared to 2012.
Equipment and other revenue for 2013 decreased by $0.7 million to $16.6 million in 2013 primarily as a result of the continued postpaid subscriber losses which drove fewer activations and upgrades in 2013.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $98.1 million in 2013, a decrease of $14.9 million compared to 2012. This decrease was primarily due to $7.9 million of lower network related costs resulting from reduced roaming rates due to reduced minutes of use and lower network access expenses as a result of fewer subscribers. Cost of goods sold decreased by $2.1 million over the prior year, driven largely by the impact of fewer sales of wireless handsets and related accessories. Operating taxes decreased $2.1 million due to lower voice revenues and reduced rates. Handset subsidies decreased $1.0 million compared to the prior year due to fewer smartphone sales. Other costs of providing service decreased by $1.8 million compared to the prior year, primarily due to accelerating the deferred gain associated with the 2009 tower sale as a result of reducing the useful lives of our wireless assets to 30 months as of December 31, 2013. In 2013, the amortization of the deferred gain associated with the tower sale totaled $3.3 million, compared to approximately $14 million expected to be recognized in 2014.
SG&A expense in 2013 decreased by $3.4 million year-over-year to $40.3 million. Cost containment efforts led to a $3.6 million reduction in payroll, advertising, and sales and marketing costs.
Depreciation and amortization was $41.2 million in 2013, an increase of $9.3 million from 2012. During the first quarter of 2013, we changed the estimated useful lives assigned to network software which resulted in a one-time depreciation charge of $8.5 million. In the fourth quarter, we determined the estimate of our useful lives of all our assets should be shortened to 30 months as of December 31, 2013 to take into consideration the continued reduction in our subscriber base and the potential for the asset lives to be limited. This change resulted in an additional depreciation expense of $3.0 million in the fourth quarter of 2013, and is expected to increase depreciation expense by approximately $36 million in 2014.
Restructuring charges of $0.2 million incurred in 2013 were related to lease abandonments from the closing of one retail store in 2013. The restructuring charges in 2012 related to lease abandonments for the closing of three retail stores and employee separation costs. The loss on the disposal of assets totaled $3.5 million in 2013, largely the result of wireless network equipment that was removed from service. In 2012, other asset impairment charges of $0.4 million were related to the write-off of canceled or abandoned capital projects.

Capital Expenditures
Capital expenditures were $16.0 million in 2013, comparable to $15.8 million in 2012, as the Company continued to support increasing data usage on its network.

2012 Compared to 2011
Revenue
Postpaid service revenue was $174.6 million for 2012, a decrease of $24.6 million, or 12%, compared to a year ago. The decrease in postpaid service revenue was driven by a 19% decrease in postpaid subscribers combined with a decrease in voice minutes of use, partially offset by higher data usage. The subscriber losses are attributed to competitive pressure resulting from, among other factors, competitors' premium handsets and competitors' service on new LTE networks.
Total postpaid ARPU for 2012 increased to $51.29 from $50.06 in 2011 driven primarily by the higher data ARPU, but partially offset by a 4% year-over-year decrease in voice ARPU due to fewer minutes used by postpaid subscribers.

Form 10-K Part II	Cincinnati Bell Inc.

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
Capital Expenditures
Capital expenditures were $15.8 million in 2012 as the Company continues to support increasing data usage on its network.

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

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2013	2012	2013 vs. 2012	2013 vs. 2012		2011	2012 vs. 2011	2012 vs. 2011
Revenue:
Telecom and IT equipment distribution	$222.6	$204.6	$18.0	9%		$206.0	$(1.4)	(1)%
Managed and professional services	121.5	111.1	10.4	9%		94.5	16.6	18%
Total revenue	344.1	315.7	28.4	9%		300.5	15.2	5%
Operating costs and expenses:
Cost of services and products	279.8	255.7	24.1	9%		243.0	12.7	5%
Selling, general and administrative	44.6	42.3	2.3	5%		37.4	4.9	13%
Depreciation and amortization	10.5	8.6	1.9	22%		8.4	0.2	2%
Restructuring charges (reversals)	0.7	(1.2)	1.9	n/m		1.9	(3.1)	n/m
Total operating costs and expenses	335.6	305.4	30.2	10%		290.7	14.7	5%
Operating income	$8.5	$10.3	$(1.8)	(17)%		$9.8	$0.5	5%
Operating margin	2.5%	3.3%		(0.8)	pts	3.3%		—	pts
Capital expenditures	$10.6	$9.0	$1.6	18%		$6.8	$2.2	32%
2013 Compared to 2012
Revenue
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
Strategic managed and professional services revenue totaled $118.1 million in 2013, up 8% from the prior year due largely to increased customer demand for virtual data center products and staff augmentation resources. Integration services totaled $226.0 million, up from $206.7 million in 2012. The increase is primarily due to an $18.0 million increase in telecom and IT equipment distribution revenue which primarily reflects the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions. Integration managed and professional services totaled $3.4 million in 2013 compared to $2.1 million in 2012.
Costs and Expenses
Cost of services and products was $279.8 million in 2013, an increase of $24.1 million, or 9%, compared to 2012. The increase was largely driven by increased cost of goods sold related to the increased equipment sales and higher payroll costs incurred to support the growth in managed and professional services revenue.
SG&A expenses were $44.6 million in 2013, an increase of $2.3 million, or 5%, from the prior year. This increase is largely attributable to higher payroll costs to support revenue growth.
Depreciation and amortization expense for 2013 of $10.5 million was higher than 2012 due to an increased asset base used to support the growing managed service business.

Form 10-K Part II	Cincinnati Bell Inc.

In 2013, $0.7 million of expense was recognized to account for future employee separations. In 2012, a reversal of previously recognized expense of $1.2 million was recorded due to changes in estimates of employee separation costs recognized in the prior year.
Capital Expenditures
Capital expenditures were $10.6 million in 2013 compared to $9.0 million in 2012. Capital expenditures were higher in 2013 due to increased managed service projects.
2012 Compared to 2011
Revenue
Strategic managed and professional services revenue totaled $109.0 million in 2012, up 18% from the prior year due largely to increased customer demand for staff augmentation and managed service arrangements. Integration services totaled $206.7 million down from $208.0 million in 2011. The decrease is primarily due to a $1.4 million decrease in telecom and IT equipment distribution revenue which primarily reflects the cyclical fluctuation in capital spending by our enterprise customers. Integration managed and professional services totaled $2.1 million in 2012 compared to $2.0 million in 2011.
Costs and Expenses
Cost of services and products was $255.7 million in 2012, an increase of $12.7 million, or 5%, compared to 2011. The increase was largely driven by higher payroll, contract services and other costs incurred to support the growth in managed and professional services revenue.
SG&A expenses were $42.3 million in 2012, an increase of $4.9 million, or 13%, from the prior year. This increase was largely attributable to the integration of certain functions associated with the Cincinnati-based data center business into the Data Center Colocation segment in 2012, which resulted in comparatively higher payroll costs being incurred by IT Services and Hardware.
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

Data Center Colocation
The Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. For the year ended December 31, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and now account for our investment in CyrusOne using the equity method.

			$ Change	% Change		$ Change	% Change
(dollars in millions, except for operating metrics)	2013	2012	2013 vs. 2012	2013 vs. 2012	2011	2012 vs. 2011	2012 vs. 2011
Revenue	$15.6	$221.3	$(205.7)	n/m	$184.7	$36.6	20%
Operating costs and expenses:
Cost of services	4.8	75.7	(70.9)	n/m	59.7	16.0	27%
Selling, general and administrative	2.4	31.0	(28.6)	n/m	23.8	7.2	30%
Depreciation and amortization	5.2	70.6	(65.4)	n/m	54.8	15.8	29%
Restructuring charges	—	0.5	(0.5)	n/m	—	0.5	n/m
Gain on sale of assets	—	(0.2)	0.2	n/m	—	(0.2)	n/m
Asset impairments	—	13.3	(13.3)	n/m	—	13.3	n/m
Total operating costs and expenses	12.4	190.9	(178.5)	n/m	138.3	52.6	38%
Operating income	$3.2	$30.4	$(27.2)	n/m	$46.4	$(16.0)	(34)%
Operating margin	20.5%	13.7%		n/m	25.1%		(11.4)	pts
Capital expenditures	$7.7	$228.2	$(220.5)	n/m	$118.5	$109.7	93%
2013 Compared to 2012
Data Center Colocation revenues, operating expenses and operating income for 2013 are not comparable to 2012 as we no longer include CyrusOne's results in our consolidated financial statements after the completion of its IPO on January 24, 2013.
2012 Compared to 2011
Revenue
Data center service revenue consisted of recurring colocation rents and nonrecurring revenue for installation of customer equipment. Data center revenue was $221.3 million in 2012, up $36.6 million, or 20%, compared to 2011 primarily due to sales of additional space, power, and related colocation products to new and existing customers.
Our data center capacity increased to 932,000 square feet at December 31, 2012, a net increase of 22% compared to the same period in 2011. During 2012, we completed construction on 199,000 square feet of new data center capacity but also decommissioned 30,000 square feet of old, low-value legacy space in the Cincinnati market, resulting in a net increase in capacity of 169,000 square feet. The amount of new space contractually committed to customers totaled 92,000 square feet in 2012. As a result, the utilization rate of the data center facilities was 78% at December 31, 2012, down from 88% in the prior year. Of the 199,000 square feet of new capacity added during 2012, 66% was completed and commissioned during the second half of 2012.
Costs and Expenses
Cost of services in 2012 of $75.7 million increased by $16.0 million compared to 2011. Substantially all property operating costs increased as a result of the expansion of our data center facilities. Payroll, electricity, contract services, rent and property taxes all increased as additional data center space was commissioned for service.

Form 10-K Part II	Cincinnati Bell Inc.

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
Restructuring charges of $0.5 million in 2012 were primarily related to the separation of a member of the senior management team. No restructuring costs were incurred in 2011.
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
Capital Expenditures
Capital expenditures were $228.2 million in 2012, an increase of $109.7 million compared to the prior year. During 2012, CyrusOne continued its development of real estate, completing construction on 199,000 square feet of new space primarily at its Houston, Carrollton, San Antonio, Phoenix, Austin and Lewisville facilities. At December 31, 2012, expansions of data centers were ongoing in London, Phoenix and Houston.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $56.3 million in 2013, $34.7 million in 2012, and $28.5 million in 2011.

2013 Compared to 2012

Corporate costs increased by $21.6 million compared to the prior year, driven largely by the $42.6 million of transaction related compensation payments as a result of the successful IPO of CyrusOne. Transaction costs were down $4.7 million in 2013 as the costs in 2012 related to legal and consulting costs incurred in preparation for the IPO of CyrusOne. In 2013, transaction costs related to finalizing the CyrusOne IPO and investigating strategic alternatives for our Wireless business. The increase was also partially offset by a $5.6 million stock compensation mark-to-market gain in 2013 compared to a $7.9 million stock compensation mark-to-market expense in 2012. The Company grants stock-based compensation, some of which are cash-payment awards indexed to its stock price, which resulted in a mark-to-market gain in 2013 given the 35% decrease to the Company's stock price. The remaining offset is primarily due to decreased headcount related costs as a result of cost-out initiatives.

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

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity
Short-term view
Our primary source of cash is generated by operations. In 2013, 2012 and 2011, we generated $78.8 million, $212.7 million, and $289.9 million, respectively, of cash flows from operations. We expect cash flows from operations to be our primary source of cash in 2014. As of December 31, 2013, we had $164.6 million of short-term liquidity, comprised of $4.6 million of cash and cash equivalents and $160.0 million of undrawn capacity on our Corporate Credit Agreement.
Our primary uses of cash are capital expenditures and debt service. In 2013, 2012 and 2011, capital expenditures were $196.9 million, $367.2 million, and $255.5 million, respectively. The lower capital expenditures in 2013 resulted from the deconsolidation of CyrusOne on January 24, 2013. CyrusOne had capital expenditures of $7.7 million in 2013 compared to $228.2 million in 2012. These decreases were offset by increased Wireline capital expenditures as we accelerated our strategic fiber investments. Wireline strategic capital expenditures totaled $113.0 million in 2013. Based on the continued demand for our fiber-based products, we expect 2014 capital expenditures to be in a range of $180 million to $190 million. In 2013, 2012 and 2011, debt repayments were $530.8 million, $442.4 million, and $11.5 million, respectively. In the fourth quarter of 2013, the Company redeemed all of the $500 million of 8 1/4% Senior Notes due 2017 at a redemption price of 104.125% using proceeds from the $540 million Tranche B Term Loan facility that was issued on September 10, 2013.
Interest payments were $179.5 million, $217.9 million and $211.8 million in 2013, 2012 and 2011, respectively. The decrease is primarily due to the deconsolidation of CyrusOne and the November 2012 redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8 % Senior Notes due 2020. For 2014, our contractual debt maturities, including capital lease obligations, are $12.6 million and associated contractual interest payments are expected to be approximately $160 million.
To a lesser extent, cash is also used to fund our pension obligations, to pay preferred stock dividends, and also to repurchase shares of common stock when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $42.1 million, $23.9 million and $18.1 million in 2013, 2012 and 2011, respectively. Contributions to our qualified pension plans for 2014 are expected to be approximately $33 million. Dividends paid on preferred stock were $10.4 million in each of 2013, 2012 and 2011. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2014. In 2012 and 2011, cash used to repurchase common shares was $0.3 million and $10.4 million, respectively. No common shares were repurchased in 2013. As of December 31, 2013, management has authority to repurchase additional common shares with a value of up to $129.2 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that cash is available and management believes the share price offers an attractive value.
During the second quarter of 2013, the Company executed an amendment of its Receivables Facility which, in addition to modifying some of the defined terms and purchaser parties under the prior agreement, provided for an increase in the maximum credit availability under the Receivables Facility from $105.0 million to $120.0 million and extended the facility's expiration through June 2016. As of December 31, 2013, the Company had $106.2 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving no remaining availability on the total borrowing capacity of $111.4 million. The Receivables Facility is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants
As of December 31, 2013, the Company had $2.3 billion of outstanding indebtedness and an accumulated deficit of $3.3 billion. A significant amount of indebtedness was previously incurred from the purchase and operation of a national broadband business, which was sold in 2003. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy the above-mentioned long-term debt obligations. The Company has no significant debt maturities until 2018. Contractual debt maturities, including capital leases, are $12.6 million in 2014, $11.9 million in 2015, $118.3 million in 2016, $49.4 million in 2017, $633.3 million in 2018 and $1,446.0 million thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we estimate these contributions will approximate $108 million over the period from 2014 to 2021. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.
On January 24, 2013, we completed the IPO of CyrusOne, our former data center colocation business. As of December 31, 2013, the fair value of our ownership interest in CyrusOne was $993.2 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments.
During the fourth quarter of 2012, the Company's $210 million revolving credit facility, previously expiring in June 2014, was replaced with a new $200 million Corporate Credit Agreement that expires in July 2017. Proceeds from this new facility may be used for ongoing working capital and for other general corporate purposes. The amount available under this facility will be reduced to $150 million by December 31, 2014 and further reduced to $125 million on December 31, 2015, subject to the amount of cash proceeds received by the Company from any sales of its ownership in CyrusOne's common stock or partnership units. This new Corporate Credit Agreement contains financial covenants that require us to maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual basis. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $955 million in the aggregate over the five year agreement. In 2013, capital expenditures were $189.2 million excluding CyrusOne, leaving $765.8 million permitted capital expenditures over the next four years. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered in default. If the Company were in default under its Corporate Credit Agreement, no additional borrowings under the credit facility would be available until the default was waived or cured. As of December 31, 2013, the Company was in compliance with the Corporate Credit Agreement covenants.
In the third quarter of 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan facility that matures on September 10, 2020.
The Company’s public debt, which include the 8 3/4% Senior Subordinated Notes due 2018 and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. As of December 31, 2013, the Company was in compliance with these covenants.
The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the year ended December 31, 2013:

(dollars in millions)
Consolidated Total Leverage Ratio as of December 31, 2013	5.58
Maximum ratio permitted for compliance	7.00
Consolidated Funded Indebtedness additional availability	$579.5
Consolidated EBITDA clearance over compliance threshold	$82.8
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed on September 30, 2013.

Form 10-K Part II	Cincinnati Bell Inc.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined in the credit agreement, exceeds 3.50 to 1.00 as of December 31, 2013.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement was modified to provide that 85%, rather than 100%, of proceeds from a CyrusOne monetization are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.
Public Bond Indentures

The Company’s public debt, which include the 8 3/4% Senior Subordinated Notes due 2018 and the 8 3/8% Senior Notes due 2020, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its public debt indentures.

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). As of December 31, 2013, the Company exceeded this ratio. The Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which provides full access to the $200 million Corporate Credit Agreement plus an additional $161.4 million of secured debt. Also, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to specific allowances.  In addition to a $25 million cumulative general allowance, the Company is permitted to make dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock and may repurchase up to $10 million of its common stock per year.  Except for the $25 million cumulative general allowance, no other allowances are available for common stock dividend payments.  The Company does not believe that this limitation will have a material impact on its operations, liquidity or cash flows in the foreseeable future.  When the Company is able to meet this ratio in the future, the aforementioned restrictions on debt incurrence and restricted payments will lapse and the company will have access to its restricted payments basket, which approximates $300 million as of December 31, 2013.

Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows
Cash flows from operating activities
Cash provided by operating activities during 2013 was $78.8 million, a decrease of $133.9 million compared to 2012. This decrease was largely driven by the deconsolidation of CyrusOne in January of 2013, the $42.6 million payment of transaction related compensation, $16.0 million of higher pension and postretirement payments and increased working capital usage.
Cash provided by operating activities during 2012 was $212.7 million, a decrease of $77.2 million compared to $289.9 million generated during 2011. This decrease was largely driven by unfavorable changes in operating assets and liabilities, combined with $6.6 million of higher pension and postretirement payments and $6.1 million of additional interest payments.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from investing activities
Cash flows used in investing activities were $185.4 million in 2013 compared to $371.8 million in 2012 and $244.7 million in 2011. Capital expenditures were $196.9 million for 2013, which was $170.3 million lower than 2012 due primarily to the deconsolidation of CyrusOne, offset by increased investment in our strategic fiber products. Capital expenditures were $111.7 million higher for 2012 versus 2011 as a result of the continued expansion of our former data center operations and our Fioptics network. As a result of the IPO of CyrusOne, we received dividends of $21.3 million from CyrusOne in 2013. In 2012, we deposited $11.1 million of cash into an escrow account and released $4.9 million from this account to fund construction of a data center.
Proceeds from the sale of assets were $2.0 million and $1.6 million in 2013 and 2012, respectively, primarily from the sale of copper cable. In 2011, the sale of substantially all of the home security monitoring business assets provided cash of $11.5 million.
Cash flows from financing activities
Cash flows provided by financing activities were $87.6 million in 2013. The Company received $529.8 million in net proceeds from the Tranche B Term Loan on September 10, 2013. In 2013, the Company also had net borrowings of $54.2 million under its Receivables Facility and $40 million on its Corporate Credit Agreement facility. We also received cash proceeds of $7.1 million from the exercise of stock options and warrants. Proceeds of the Tranche B Term Loan were used to redeem all of the Company's $500 million 8 1/4% Senior Notes on October 15, 2013. In 2013, cash was used to pay $10.4 million of preferred stock dividends.
Cash flows provided by financing activities were $109.0 million in 2012. During 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525 million of 6 3/8% Senior Notes due 2022 and used $480 million of the $511 million net proceeds to repay intercompany payables. The Company repaid $442.4 million of debt during the year, largely with the net proceeds received from CyrusOne, including the redemption of the $247.5 million of 7% Senior Notes due 2015, $91.1 million of 8 3/8% Senior Notes due 2020, purchased pursuant to a tender offer completed in the fourth quarter of 2012, and $73.0 million of various series of CBT Notes due 2023. The Company also used the net proceeds received from CyrusOne to pay the redemption premiums, debt issuance and other costs associated with this series of transactions and to repay the outstanding borrowings on our prior credit facility of $40 million. In 2012, the Company also borrowed $52.0 million under its Receivables Facility and received cash proceeds of $12.1 million from the exercise of stock options and warrants. In 2012, cash was used to pay $10.4 million of preferred stock dividends and to fund $5.7 million of costs associated with the CyrusOne IPO.
Future Operating Trends
Wireline
During the year, we invested $113.0 million in our strategic products, including $79.5 million for Fioptics. During 2013, our Wireline segment generated $252.5 million of strategic revenue, up 22% compared to the prior year, as the growth of Fioptics and fiber-based products for business customers continues to increasingly mitigate access line loss and DSL subscriber losses. The Company has identified its Fioptics suite of services as its strategic product primarily for its residential customers. For business customers, strategic products include: dedicated internet, metro-ethernet, DWDM, audio conferencing, as well as VoIP and other broadband services, including private line and MPLS. Fioptics revenue totaled $100.8 million, up 48% compared to the prior year. Strategic revenue to our consumer customers was $103.7 million in 2013, including $93.6 million from Fioptics. Strategic revenue for business customers totaled $148.8 million, up 8% from the prior year.
At the end of 2013, the Company passed and can provide Fioptics service to 276,000 homes and businesses, or approximately 35% of Greater Cincinnati, and had 74,200 entertainment, 79,900 high-speed internet, and 53,300 voice Fioptics customers. The penetration rate of this product is approximately 29% of the customer locations that have been passed with the Fioptics network. Management plans to continue its investment in Fioptics and expects to pass an additional 62,000 units by year end 2014.
In addition, for business customers, the Company has connected approximately 4,200 business buildings with fiber-based services (also referred to as a lit building), including more than 500 multi-tenant units (MTU's) lit with fiber, expanded the fiber network to span more than 5,700 route miles, and provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 550 are lit with fiber. We expect to continue to light additional MTU's and towers with fiber during 2014 as demand is strong.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline legacy products with declining future revenues include local voice, DSL, long distance, and low-bandwidth data transport services. Revenue from legacy products totaled $459.5 million in 2013, down 10% compared to the prior year due to Wireline suffering an 8% loss of access lines and a 6% loss of long distance lines. DSL subscribers continued to decrease in 2013 and are projected to continue to decline as customers switch to higher speed services, such as our Fioptics product.
In 2014, we expect to invest approximately $116 million in our strategic products, and we believe the growth in our strategic product revenue will more than offset the decline from legacy products resulting in year-over-year Wireline revenue growth in 2014.
Wireless
Our Wireless operating territory is saturated with national carriers who are able to offer customers nation-wide family talk plans using premier handsets on more technologically advanced LTE networks. As a result, our postpaid subscriber base has decreased by 19% and 21% over the past two years.

Although the Company has successfully piloted an LTE network trial program in limited operating territories, the capital investment required for an LTE network is too substantial and the expected returns do not match those generated from our investments in fiber. We believe it is likely that the trend of subscriber losses will continue, and we plan to operate the business for profitability and cash flow while we investigate strategic alternatives

IT Services and Hardware

Growth in strategic managed services and professional services was strong in 2013, up 8%, driven by higher customer demand for virtual data center products and staff augmentation services. We expect similar growth rates in 2014 as we experience the benefit of combining our Wireline business markets operations with our IT Services and Hardware portions.
Demand for IT hardware is cyclical in nature. That is, in periods of fiscal restraint, a customer may defer these capital purchases and, instead, use its existing equipment for a longer period of time. As such, IT and telephony equipment sales in 2014 are somewhat dependent on the business economy and outlook in 2014.
In 2014, we plan to continue the integration of our IT Services and Hardware functions into our Wireline business markets operations. We expect the integration of these operations to reduce costs, improve technical and customer services, and drive back-office efficiencies.
Data Center Colocation
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former Data Center Colocation business. We currently own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. CyrusOne LP units are exchangeable into common stock of CyrusOne on a one-to-one basis, or cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 24, 2014, and subject to volume restrictions estimated at 0.9 million shares over any 3 month period. The restrictions lapse upon the effectiveness of CyrusOne Inc.'s registration statement, to be filed by March 24, 2014.
Although we effectively own approximately 69% of the economic interests of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations as we are a limited partner in CyrusOne LP and own less than 10% of CyrusOne's common stock. Upon completion of the IPO, we deconsolidated CyrusOne's assets and liabilities and recognized our investment as an equity method investment, and we will recognize our share of CyrusOne's net income (loss) as non-operating income (loss).
It is management's intent to sell down the Company's interests in CyrusOne over time and use such proceeds to further de-leverage the Company. The Company's amended Corporate Credit Agreement requires 85% of the proceeds to be used for debt repayments. As of December 31, 2013, the Company's investment in CyrusOne was valued at $993.2 million and the Company's tax basis in CyrusOne was approximately $600 million.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013.

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$2,169.0	$5.7	$117.3	$676.0	$1,370.0
Capital leases	102.5	6.9	12.9	6.7	76.0
Interest payments on long-term debt, capital leases, and other financing arrangements (2)	1,023.0	154.2	306.7	273.4	288.7
Non-cancellable operating lease obligations	28.3	10.9	12.6	3.7	1.1
Purchase obligations (3)	116.8	108.7	8.1	—	—
Pension and postretirement benefits obligations (4)	141.6	48.4	53.5	30.6	9.1
Unrecognized tax benefits (5)	24.1	—	—	—	24.1
Other liabilities (6)	41.4	12.2	17.3	1.1	10.8
Total	$3,646.7	$347.0	$528.4	$991.5	$1,779.8

(1)	Long-term debt excludes net unamortized discounts and premiums.

(2)
Interest payments on both fixed and variable rate long-term debt, capital leases, and other financing arrangements assuming no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2013.

(3)
Purchase obligations primarily consist of amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance, outsourced services; and other purchase commitments.

(4)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2014 include approximately $13 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2014, its contractual obligation related to postretirement obligations only extends through 2014. Amounts for 2014 through 2021 include approximately $108 million of estimated cash contributions to its qualified pension plans, with approximately $33 million expected to be contributed in 2014. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(5)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(6)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2013. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2013, cannot be reasonably determined.
In 2011, the Company and certain directors and officers were named as defendants in a federal court and a state court shareholder derivative action. Plaintiffs' allegations, which defendants denied, in both the federal and state court actions, were that the director defendants breached their duty of loyalty in connection with 2010 executive compensation decisions and the officer defendants were unjustly enriched. On March 1, 2012, the parties to the case captioned: NECA-IBEW Pension Fund (The Decatur Plan) v. Cox, et al., Case No. 11-cv-00451, United States District Court, Southern District of Ohio, Western Division (“the Federal Action”), reached an agreement concerning the Federal Action. Pursuant to the agreement, the parties agreed to stipulate to the filing of an Amended Complaint, which was docketed with the court, and thereafter, the parties jointly moved the court to stay the Federal Action pending the entry of a judgment in the state court action, captioned:In re Cincinnati Bell Inc. Derivative Litigation, Case No. A1105305, Court of Common Pleas, Hamilton County, Ohio (“the State Action”). The Federal Action was stayed by the court. The parties to the State Action previously reached a settlement of that action which includes certain changes to the Company's corporate governance policies. On April 16, 2012, in the State Action, the court held a hearing to consider final approval of the settlement and fee and expense request by plaintiffs' counsel. The court on April 16, 2012 approved the settlement and the fees and expenses requested by plaintiffs' counsel, including counsel for plaintiff in the Federal Action, and entered an Order and Final Judgment, dismissing the State Action with prejudice. Subsequently, the Federal Action was dismissed with prejudice. The settlement and counsel fees and expenses were fully paid as of December 31, 2012. The resolution of the above claims did not individually, or in the aggregate, have a material effect on our financial position, results of operations or cash flows during the period ended December 31, 2013.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not individually, or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $5.2 million as of December 31, 2013. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.
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

The representations and warranties made by the Contributors expired on November 20, 2013 without a claim of breach being filed. As such, CyrusOne LP has no further recourse against the Contributors.
Warrants
As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 ("16% Notes"), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expired in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. During the first quarter of 2013, warrant holders elected to exercise a total of 14.3 million warrants. As a result, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled. During 2012, warrant holders elected to exercise a total of 3.2 million warrants, primarily on a cashless basis, and received 1.5 million shares of common stock. There were no exercises of warrants in 2011. As of December 31, 2013, no warrants remained unexercised.
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
Wireline — Revenues from local telephone, special access, internet product and entertainment services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance, switched access and video usage pay-per-view are billed monthly in arrears. Wireline bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. Our estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
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
Data Center Colocation — Data center colocation rentals are generally billed monthly in advance and some contracts have escalating payments over the non-cancellable term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other current assets and other noncurrent assets in the accompanying Consolidated Balance Sheets.

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
Accounting for Allowances for Uncollectible Accounts Receivable — The allowance for uncollectible accounts is determined using historical percentages of credit losses applied to outstanding aged receivables, as well as specific provisions for certain identifiable, potentially uncollectible balances. Management believes its allowance for uncollectible accounts represents a reasonable estimate of future credit losses. However, if one or more of our larger customers were to default on its accounts receivable obligations, or if general economic conditions in our operating area deteriorated, our future credit losses could exceed the amount recognized in the allowance for uncollectible accounts receivable. Most of our outstanding accounts receivable balances are with companies located within our geographic operating areas. As of December 31, 2013 and 2012, receivables with one large customer exceeded 10% of the Company's total accounts receivable. Our Wireline, Wireless and IT Services and Hardware segments comprise 84%, 9%, and 7% of the allowance for uncollectible accounts receivables as of December 31, 2013, respectively.
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
No goodwill impairment losses were recognized in 2013 or 2012. In 2013 and 2012, the estimated fair value of goodwill exceeded the carrying value of goodwill by more than 25% for all reporting units. In 2011, our Wireless reporting unit recognized a goodwill impairment loss of $50.3 million due to declines in revenues and wireless subscribers. At that time, fair value of the reporting unit was estimated using both an income approach and market approach. The income approach was weighted more heavily than the market approach due to projections of declining revenues.
The Company adheres to the amended guidance under ASC 350-30 when testing indefinite-lived intangibles assets, other than goodwill, for impairment, allowing us to perform a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests.
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

In 2013, a quantitative approach was utilized to test this asset for potential impairment, while in 2012 a qualitative approach was utilized. The fair value of these licenses in 2013 was determined by using both the “Greenfield” method and the "Auction" method. The Greenfield method is an income approach technique that presents the expected economics of an actual asset using a hypothetical set of operating assumptions. Specifically, in this approach, a hypothetical start-up of a business is assumed wherein the only asset of the business is the spectrum being analyzed. The Auction method measures the value of the spectrum by examining transactions in the marketplace involving the sale of spectrum with attributes similar to those of the subject. The Greenfield method was weighted more heavily than the Auction method due to limited transactions in the market. As of December 31, 2013, the fair value of these licenses exceeded the carrying value of this asset by more than 25%. No impairment was recognized on these licenses in 2013, 2012, or 2011.
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
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets. This could have a substantial impact on our future operating results. Excluding the results of CyrusOne, a one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $48 million.
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
Also in 2013 and in 2012, management identified impairment indicators for its Wireless long-lived assets resulting from continued subscriber losses. We performed step one of the impairment test using cash flow projections from our most recent long-term business plan and other updated assumptions. Management estimated the cash flows of this asset group considering projected declines in wireless subscribers, and included estimates of future expenses, capital expenditures and an estimated terminal value. As the cash flows exceeded the carrying value of this asset group, no impairment loss was recognized in 2013 or 2012. The gross cash flows exceeded the carrying value of this asset group by less than 10%. In 2011, the Wireless segment recognized an impairment loss of $1.1 million on abandoned assets with no resale value.
During the first quarter of 2013, we changed the estimated useful lives assigned to network software which resulted in a one-time depreciation charge of $8.5 million. In the fourth quarter, during our annual asset impairment testing, we determined the estimate of our useful lives of all our assets should be shortened to take into consideration the continued reduction in our subscriber base and the potential for the asset lives to be limited. The impact was $3.0 million in 2013; however, after considering the impact of this change in estimate, depreciation expense is expected to be approximately $36 million higher in 2014. This impact was partially offset by the amortization of the deferred gain associated with the tower sale of $3.3 million in 2013, which will approximate $14 million in 2014.
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
There were no business combinations in 2011, 2012, or 2013. However, in determining the fair value of the assets acquired, management has historically utilized several valuation methods:

•
Excess earnings method: This method estimates the present value of future cash flows attributable to the customer base and requires estimates of the expected future earnings and remaining useful lives of the customer relationships.

•
Cost method: This method indicates value based on the amount that currently would be required to replace the service capacity of the asset and considers the cost of a buyer to acquire or construct a substitute asset of comparable utility, adjusted for deterioration and obsolescence.

•	Relief-from-royalty: This method estimates the present value of royalty expense that could be avoided as a result of owning the respective asset or technology.
Accounting for Taxes
Income Taxes
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2010.

Form 10-K Part II	Cincinnati Bell Inc.

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
A valuation allowance of $68.3 million and $56.8 million has been recognized as of December 31, 2013 and 2012, respectively. In the first quarter of 2013, the Company recorded a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date. In 2012, we reduced valuation allowances by $1.6 million primarily based on the expected future utilization of certain state deferred tax assets.
As of December 31, 2013 and 2012, the liability for unrecognized tax benefits was $24.1 million and $22.8 million, respectively. As of December 31, 2013, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23.5 million. Management does not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Accrued penalties related to unrecognized tax benefits are recognized in income tax expense. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
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
Regulatory Taxes
Federal regulatory taxes are assessed on certain of the Company's revenue producing transactions. We recover certain of these taxes by billing the customer, however, billings cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented on a gross basis in sales and cost of services in the consolidated financial statements. In certain instances, the Company does not fully recover these taxes from customers. Revenue associated with regulatory taxes was $18.9 million in 2013, $22.2 million in 2012, and $20.6 million in 2011. Cost of services associated with these taxes was $19.2 million, $24.4 million, and $22.7 million in 2013, 2012, and 2011, respectively. All other federal taxes collected from customers are presented in the consolidated financial statements on a net basis.
Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheet for the unfunded status of the pension and postretirement plans. Actuarial gains (losses) and prior service costs that arise during the period are recognized as a component of accumulated other comprehensive loss on the Consolidated Balance Sheet.
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
Pension plan amendments were approved in May 2013 and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations in the second quarter of 2013. Also, in August 2013, the Company approved several amendments to the postretirement plan that required a remeasurement of the associated benefit obligations. As a result, the Company recorded a $26.1 million reduction to the postretirement liability in the third quarter of 2013.
In 2011, the Company entered into a new labor agreement with its bargained employees which eliminated future pension credits for certain employees effective January 1, 2012. As a result of this event, we remeasured the projected benefit obligation of the non-management benefit plan and recognized a curtailment loss of $4.2 million in 2011.

Form 10-K Part II	Cincinnati Bell Inc.

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
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2013 and 2012, the discount rate used to value the pension plans was 4.20% and 3.30%, respectively, while the discount rate used to value the postretirement plans was 4.10% and 3.10%. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2013.
Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2013 and 2012, the estimated long-term rate of return on pension plan assets was 7.75%. The long-term rate of return on postretirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were gains of 16% in 2013, 15% in 2012, and 6% in 2011. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. As of both December 31, 2013 and 2012, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5%. As of December 31, 2013, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2017.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.
The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2013:

		Pension Benefits		Postretirement and Other Benefits
		Increase/	Increase/	Increase/	Increase/
	% Point	(Decrease) in	(Decrease) in	(Decrease) in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	$23.6/($23.6)	$0.8/($0.8)	$4.2/($3.9)	$0.1/(0.1)
Expected return on assets	+/- 0.5%	n/a	$1.7/($1.7)	n/a	$0.1/(0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$4.6/($4.2)	$0.2/($0.2)

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2013 and 2012, unrecognized actuarial net losses were $284.7 million and $399.8 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service period of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 16 years).
Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, "Compensation — Nonretirement Postemployment Benefits". These liabilities are based on our historical termination rates, historical severance costs, as well as management’s expectation of future severance events. As of December 31, 2013 and 2012, accrued employee separation liabilities were $9.7 million and $7.8 million, respectively, resulting largely from projected headcount reductions primarily in our Wireline segment. Further headcount reductions are anticipated in the next few years as we continue to manage our payroll costs to lower levels.
When employee terminations occur, management also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. Our accounting policy is that terminations in a calendar year involving 10% or more of the plan future service years are deemed to be a plan curtailment.
Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the FCC's approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have primarily focused on initiatives to promote investment in and adoption of advanced telecommunications services, particularly broadband Internet access services.
In early 2010, the FCC released a National Broadband Plan (“NBP”), as mandated by Congress, to ensure that every American has access to broadband services. The FCC released an action agenda containing benchmarks for implementing the NBP recommendations that fall under its jurisdiction. The recommendations are grouped into four key areas: (1) accelerating universal broadband access and adoption, (2) fostering competition and maximizing consumer benefits, (3) promoting world-leading mobile broadband infrastructure and innovation, and (4) advancing robust and secure public safety communications networks. Since release of the NBP, many of the FCC's regulatory proceedings have been focused on the fulfillment of the goals of the NBP. In conjunction with its efforts to expand broadband deployment, the FCC has now begun to explore how to transition from the traditional circuit-switched Time-division Multiplexing (“TDM”) networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition is likely to receive increasing prominence on the FCC’s agenda over the next several years, beginning with solicitation of proposals for trials in 2014. The financial impact of the various federal proceedings will depend on many factors including the extent of competition, the timing of the FCC's decisions, and the outcome of any appeals of those decisions.

Form 10-K Part II	Cincinnati Bell Inc.

Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and school and library programs.
As recommended in the NBP, in October 2011 the FCC adopted new rules (Report and Order in WC Docket No. 10-90, FCC 11-161, the "Order") aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. The Order capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for price cap companies. Under Phase II, $1.8 billion of annual support will be available for areas served by price cap ILECs. The cost model that will be used to set the Phase II support amounts for each price cap area will likely be finalized during 2014. Price cap ILECs will have the right of first refusal for the support. If the price cap carrier declines to make the state-level commitment associated with the support, the support will be offered to other providers. Once the Phase II support is available, the Phase I support will be phased out and carriers accepting the Phase II commitment will have the funds available for five year period. A Mobility Fund has been established to further the deployment of mobile broadband. The Phase I Mobility Fund used reverse auctions to allocate over $300 million in one-time support to accelerate the deployment of mobile broadband infrastructure. In addition, $500 million will be allocated annually under the Phase II Mobility Fund for ongoing operating support for broadband and voice services in high-cost areas. The price cap carrier changes adopted in 2011 froze CBT's high cost support at approximately $0.8 million. CBT is eligible to receive this frozen support until the Phase II program is implemented. Based on current Phase II model projections, CBT may be eligible for approximately $2 million in Phase II support.
During 2013 the FCC took several steps to reform the low income support program adopted in 2012 in order to control the cost of this portion of the fund. The reforms, aimed primarily at eliminating waste, fraud and abuse in the Lifeline program, will require participating carriers to access a newly developed National Lifeline Accountability Database before enrolling any new Lifeline subscribers. The database is expected to be fully operational during first quarter 2014. In addition, Lifeline providers receiving over $5 million in annual Lifeline reimbursement will be required to have biennial independent third-party audits of their compliance with the Lifeline rules. During 2013 the FCC also stepped up its Lifeline enforcement efforts, issuing significant fines against Lifeline providers for duplicate enrollments. Increased scrutiny of Lifeline providers is expected to continue during 2014. Currently both CBT and CBW participate in the Lifeline program. As of December 31, 2013, approximately 35% of CBW's prepaid subscribers received Lifeline subsidies.
Intercarrier Compensation
In October 2011, in conjunction with its reform of the USF high cost support program, the FCC adopted comprehensive reforms to the switched access and reciprocal compensation rules which govern the means by which carriers compensate one another for use of their networks. The end point of the reforms is a bill-and-keep system under which all per-minute intercarrier charges are eliminated.
Beginning in 2012, terminating switched access and reciprocal compensation rates are being phased out over a six-year period for CBT and other price cap carriers and over a nine-year period for rate-of-return carriers. The plan establishes a mechanism whereby ILECs are permitted to recover some of the lost revenue from increased end-user charges and support from the newly created CAF. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. The impact of these reforms for the Company will primarily fall on CBT. The impact of the reforms will increase each year during the six-year transition to bill-and-keep. The Company's terminating switched access and reciprocal compensation revenue subject to these rules was estimated to be less than $7 million in total, and will be phased out to zero over the six-year transition period. The potential to offset these losses via increased end-user charges will primarily depend on competitive conditions in the ILEC operating area.
During 2013, the FCC adopted new rules to remedy the problems that rural carriers and customers have experienced in completing long distance calls to rural areas. Under the new rules long distance providers will be required to report on their rural call completion rates and are encouraged to adopt industry best practices to improve performance to rural areas.

Form 10-K Part II	Cincinnati Bell Inc.

Special Access
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. The special access review proceeding examines the entire special access pricing structure, including whether or not to reinstate an earnings cap and whether the pricing flexibility rules should be modified. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. The data will likely be submitted in 2014 and subsequently reviewed by the FCC. The impact of any action by the FCC in this proceeding is still uncertain and likely several years away.

VoIP
Although the FCC does not classify VoIP services as telecommunications services or information services, it has applied many traditional telecommunications service obligations to VoIP service providers, including, among others, 911, universal service funding, local number portability, telecommunications relay service, and regulations governing customer proprietary network information. In November 2010, the FCC declared that states may levy USF assessments on nomadic VoIP service intrastate revenue. Since that time, an increasing number of states have required VoIP providers to register with the state and have extended USF assessments to interconnected VoIP services. The USF /Intercarrier Compensation Order adopted by the FCC in the fourth quarter of 2011 brought VoIP - Public Switched Telephone Network ("PSTN") traffic under the intercarrier compensation framework and established transitional default intercarrier compensation rates for toll VoIP-PSTN traffic under interstate access rates, effectively preempting state authority to subject this traffic to intrastate access charges. These changes have had relatively insignificant and offsetting impacts within the Company. During the FCC’s examination of the transition from TDM to IP networks, the regulatory status of VoIP and interconnection rights for VoIP providers will be addressed. The outcome of this examination and the ultimate transition plan adopted could have positive and/or negative consequences for virtually all providers of TDM and IP-based services.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In 2009, the FCC opened a proceeding to codify the “net neutrality” principles established in the 2005 policy statement. However, in April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that require broadband providers to publicly disclose network management practices, restrict them from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. The rules took effect in 2011, and although appeals of these rules were filed, most broadband providers, including our Wireline and Wireless operations implemented procedures to comply with the rules. In January 2014, the D.C. Circuit Court of Appeals vacated the Net Neutrality order’s anti-blocking and anti-discrimination requirements finding that they are akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. The Company foresees little impact from the decision in the near-term, however, it does open the door for companies to explore innovative new pricing arrangements in the future, assuming that the FCC does not reclassify broadband Internet access as a Title II common carrier service.
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

Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio ("PUCO") the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). Under these rules, CBT applied for and received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges. In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011. Furthermore, the legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011.
CBT entered into its existing alternative regulation plan in Kentucky in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, basic local exchange service prices were capped in exchange for earnings freedom and pricing flexibility on other retail services. The caps on basic local exchange service prices expired in July 2011 providing CBT with flexibility to increase rates for basic local exchange service.

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
Recently Issued Accounting Standards
Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the years ended December 31, 2013, 2012 or 2011.
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

•	the Corporate Credit Agreement and other indebtedness impose significant restrictions on the Company;

•
the Company depends on its Corporate Credit Agreement and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations and the availability of those funds may be reduced or limited;

•	the servicing of the Company's indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control;

•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;

•	the Company's access lines, which generate a significant portion of its cash flows and profits, are decreasing in number;

•	the Company may be unable to grow our revenue and cash flows despite the initiatives we have implemented;

•	the Company's wireless subscribers are decreasing in number;

•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company's success in the telecommunications industry;

•
the Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which could lead to reduced revenues and/or increased costs;

Form 10-K Part II	Cincinnati Bell Inc.

•	the Company generates a substantial portion of its revenue by serving a limited geographic area;

•	natural disasters, terrorists acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

•
a large customer accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from this customer could cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company's business;

•	the Company operates in highly competitive industries, and customers may not continue to purchase services, which could result in reduced revenue and loss of market share;

•
maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks would have a material impact on its market share and ability to generate revenue;

•	increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers;

•	we may be liable for material that content providers distribute on our networks;

•	cyber attacks or other breaches of network or other information technology security could have an adverse effect on our business.

•
maintenance of CBW’s wireless network and growth in data usage may require CBW to obtain additional spectrum and transmitting sites which may not be available or be available only on less than favorable terms.

•
the regulation of the Company's businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses;

•
a significant portion of our Wireless subscriber base is enrolled under the FCC's low income Lifeline program which imposes strict compliance requirements on both consumers and carriers. This could result in the Company incurring significant compliance costs or fines and penalties if the Company fails to comply with these requirements;

•	the Company depends on a number of third party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers;

•	a failure of back-office information technology systems could adversely affect the Company's results of operations and financial condition;

•
if the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire or if its unionized employees were to engage in a strike or other work stoppage, the Company's business and operating results could be materially harmed;

•	the loss of any of the senior management team or attrition among key sales associates could adversely affect the Company's business, financial condition, results of operations, and cash flows;

•	the Company no longer controls CyrusOne;

•	the Company has a significant investment in CyrusOne;

•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;

•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;

•	the Company's future cash flows could be adversely affected if it is unable to realize its deferred tax assets;

•	adverse changes in the value of assets or obligations associated with the Company's employee benefit plans could negatively impact shareowners' deficit and liquidity;

•
third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products;

Form 10-K Part II	Cincinnati Bell Inc.

•	we could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements.

•	third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury; and

•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health, and human safety laws.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Corporate Credit Agreement and Receivables Facility and changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2013 and 2012, the Company held no derivative financial instruments. As of December 31, 2013 the Company had variable-rate borrowings of $538.6 million under the Tranche B Term Loan Facility, $106.2 million under the Receivables Facility, and $40.0 million under the Corporate Credit Agreement. The interest on these debt arrangements varies with changes in the LIBOR rate. A hypothetical increase or decrease of one percentage point in the LIBOR rate would increase or decrease our annual interest expense on these variable-rate borrowings by approximately $6.8 million, assuming no additional borrowings or repayments are made under these agreements.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2013 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$—	$625.0	$858.4	$1,483.4	$1,562.5
Weighted average interest rate on fixed-rate debt	—	—	—	—	8.8%	8.0%	8.3%	—
Variable-rate debt:	$5.4	$5.4	$111.6	$45.4	$5.4	$511.6	$684.8	$684.8
Average interest rate on variable-rate debt (1)	4.0%	4.0%	0.8%	4.1%	4.0%	4.0%	3.5%	—
At December 31, 2012, the carrying value and fair value of fixed-rate debt was $2,508.4 million and $2,646.1 million, respectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 27, 2014

/s/ Theodore H. Torbeck
Theodore H. Torbeck
President and Chief Executive Officer

/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2014

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareowners’ deficit and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 27, 2014

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$4.6	$23.6
Receivables, less allowances of $12.2 and $13.3	145.6	199.0
Receivable from CyrusOne	9.2	—
Inventory, materials and supplies	23.8	30.7
Deferred income taxes	55.3	26.8
Prepaid expenses	11.0	11.8
Other current assets	1.6	11.6
Total current assets	251.1	303.5
Property, plant and equipment, net	902.8	1,587.4
Investment in CyrusOne	471.0	—
Goodwill	14.4	290.6
Intangible assets, net	91.7	196.8
Deferred income taxes	339.7	407.8
Other noncurrent assets	36.6	86.3
Total assets	$2,107.3	$2,872.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.6	$13.4
Accounts payable	89.4	135.6
Payable to CyrusOne	0.5	—
Unearned revenue and customer deposits	32.5	51.2
Accrued taxes	12.9	21.6
Accrued interest	31.6	41.3
Accrued payroll and benefits	38.0	52.1
Other current liabilities	36.8	40.2
Total current liabilities	254.3	355.4
Long-term debt, less current portion	2,252.6	2,676.0
Pension and postretirement benefit obligations	202.7	362.7
Other noncurrent liabilities	74.4	176.5
Total liabilities	2,784.0	3,570.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2013 and 2012; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 208,656,995 and 202,960,430 shares issued; 208,165,275 and 202,468,710 shares outstanding at December 31, 2013 and 2012	2.1	2.0
Additional paid-in capital	2,590.6	2,590.9
Accumulated deficit	(3,263.5)	(3,208.8)
Accumulated other comprehensive loss	(133.3)	(209.7)
Common shares in treasury, at cost	(2.0)	(2.0)
Total shareowners’ deficit	(676.7)	(698.2)
Total liabilities and shareowners’ deficit	$2,107.3	$2,872.4
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue
Services	$1,039.3	$1,272.8	$1,250.8
Products	217.6	201.1	211.6
Total revenue	1,256.9	1,473.9	1,462.4
Costs and expenses
Cost of services, excluding items below	427.1	489.9	464.3
Cost of products sold, excluding items below	215.9	204.7	213.0
Selling, general and administrative	220.8	269.5	263.1
Depreciation and amortization	169.6	217.4	199.5
Restructuring charges	13.7	3.4	12.2
Transaction-related compensation	42.6	—	—
Curtailment (gain) loss	(0.6)	—	4.2
Loss (gain) on sale or disposal of assets, net	2.4	(1.6)	(8.4)
Impairment of goodwill	—	—	50.3
Impairment of assets, excluding goodwill	—	14.2	2.1
Transaction costs	1.6	6.3	2.6
Total operating costs and expenses	1,093.1	1,203.8	1,202.9
Operating income	163.8	270.1	259.5
Interest expense	182.0	218.9	215.0
Loss on extinguishment of debt	29.6	13.6	—
Loss from CyrusOne equity method investment	10.7	—	—
Other (income) expense, net	(1.3)	1.7	0.9
(Loss) income before income taxes	(57.2)	35.9	43.6
Income tax (benefit) expense	(2.5)	24.7	25.0
Net (loss) income	(54.7)	11.2	18.6
Preferred stock dividends	10.4	10.4	10.4
Net (loss) income applicable to common shareowners	$(65.1)	$0.8	$8.2
Basic and diluted (loss) earnings per common share	$(0.32)	$0.00	$0.04

Weighted-average common shares outstanding (millions)
Basic	205.9	197.0	196.8
Diluted	205.9	204.7	200.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(54.7)	$11.2	$18.6
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(0.1)	—	(0.1)
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of ($30.7), $5.1, $30.9	56.8	(9.2)	(56.5)
Net prior service credit, net of tax of ($6.1)	11.3	—	—
Amortization of prior service benefits included in net income, net of tax of $5.2, $4.8, $4.7	(8.7)	(8.3)	(8.2)
Amortization of net actuarial loss included in net income, net of tax of ($10.1), ($9.5), ($7.6)	17.5	16.7	13.2
Reclassification adjustment for curtailment (gain) loss included in net income, net of tax of $0.2, ($1.5)	(0.4)	—	2.7
Total other comprehensive income (loss), net of tax	76.4	(0.8)	(48.9)
Total comprehensive income (loss)	$21.7	$10.4	$(30.3)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2010	3.1	$129.4	198.3	$2.0	$2,601.5	$(3,238.6)	$(160.0)	(0.5)	$(2.1)	$(667.8)
Net income	—	—	—	—	—	18.6	—	—	—	18.6
Other comprehensive loss	—	—	—	—	—	—	(48.9)	—	—	(48.9)
Shares issued under employee plans	—	—	1.5	—	0.4	—	—	—	0.1	0.5
Shares purchased under employee plans and other	—	—	(0.2)	—	(0.5)	—	—	—	—	(0.5)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Repurchase and retirement of shares	—	—	(3.3)	—	(10.5)	—	—	(0.1)	(0.3)	(10.8)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2011	3.1	129.4	196.3	2.0	2,584.6	(3,220.0)	(208.9)	(0.6)	(2.3)	(715.2)
Net income	—	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	—	(0.8)
Shares issued under employee plans	—	—	5.2	—	14.5	—	—	—	—	14.5
Shares purchased under employee plans and other	—	—	—	—	(2.8)	—	—	—	—	(2.8)
Stock-based compensation	—	—	—	—	5.2	—	—	—	—	5.2
Exercise of warrants	—	—	1.5	—	0.1	—	—	—	—	0.1
Retirement of shares	—	—	—	—	(0.3)	—	—	0.1	0.3	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2012	3.1	129.4	203.0	2.0	2,590.9	(3,208.8)	(209.7)	(0.5)	(2.0)	(698.2)
Net loss	—	—	—	—	—	(54.7)	—	—	—	(54.7)
Other comprehensive income	—	—	—	—	—	—	76.4	—	—	76.4
Shares issued under employee plans	—	—	1.6	—	2.4	—	—	—	—	2.4
Shares purchased under employee plans and other	—	—	(0.3)	—	(2.3)	—	—	—	—	(2.3)
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Exercise of warrants	—	—	4.4	0.1	5.1	—	—	—	—	5.2
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2013	3.1	$129.4	208.7	$2.1	$2,590.6	$(3,263.5)	$(133.3)	(0.5)	$(2.0)	$(676.7)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(54.7)	$11.2	$18.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	169.6	217.4	199.5
Loss on extinguishment of debt	29.6	13.6	—
Loss from CyrusOne equity method investment	10.7	—	—
Loss (gain) on sale of assets	2.4	(1.6)	(8.4)
Impairment of goodwill and other assets	—	14.2	52.4
Provision for loss on receivables	11.3	13.9	13.9
Noncash portion of interest expense	7.5	7.8	7.7
Deferred income tax expense, including valuation allowance change	(2.7)	21.6	24.9
Pension and other postretirement benefits in excess of expense	(49.7)	(28.4)	(19.5)
Stock-based compensation	4.9	5.2	4.1
Excess tax benefit for share based payments	(0.5)	(2.4)	—
Other, net	(6.7)	(1.4)	(3.7)
Changes in operating assets and liabilities, net of effects of divestitures:
Decrease (increase) in receivables	0.5	(33.6)	(10.6)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(0.8)	(14.5)	(5.9)
(Decrease) increase in accounts payable	(17.7)	(6.9)	19.2
Decrease in accrued and other current liabilities	(18.1)	(10.0)	(0.5)
Decrease in other noncurrent assets	0.8	4.6	1.1
(Decrease) increase in other noncurrent liabilities	(7.6)	2.0	(2.9)
Net cash provided by operating activities	78.8	212.7	289.9
Cash flows from investing activities
Capital expenditures	(196.9)	(367.2)	(255.5)
Dividends received from CyrusOne	21.3	—	—
Proceeds from sale of assets	2.0	1.6	11.5
Increase in restricted cash	—	(11.1)	—
Release of restricted cash	0.4	4.9	—
Cash divested from deconsolidation of CyrusOne	(12.2)	—	—
Other, net	—	—	(0.7)
Net cash used in investing activities	(185.4)	(371.8)	(244.7)
Cash flows from financing activities
Proceeds from issuance of long-term debt	536.0	525.0	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	94.2	52.0	0.4
Repayment of debt	(530.8)	(442.4)	(11.5)
Debt issuance costs	(6.7)	(20.9)	(0.8)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
CyrusOne stock issuance costs	—	(5.7)	—
Common stock repurchase	—	(0.3)	(10.4)
Proceeds from exercise of options and warrants	7.1	12.1	0.4
Excess tax benefit for share based payments	0.5	2.4	—
Financing obligations and other, net	(2.3)	(2.8)	(16.5)
Net cash provided by (used in) financing activities	87.6	109.0	(48.8)
Net decrease in cash and cash equivalents	(19.0)	(50.1)	(3.6)
Cash and cash equivalents at beginning of year	23.6	73.7	77.3
Cash and cash equivalents at end of year	$4.6	$23.6	$73.7
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this, or a portion of this, limited operating territory could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Revenue derived from foreign operations is less than 1% of consolidated revenue.
As of December 31, 2013, the Company managed its business by product and service offerings in three segments: Wireline, Wireless, and IT Services and Hardware. On January 24, 2013, we completed the IPO of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, we now own approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. The Company may redeem its CyrusOne LP units into common stock of CyrusOne on a one-to-one basis, or for cash at the fair value of a share of CyrusOne common stock, at the option of CyrusOne, commencing on January 17, 2014. Although we effectively own approximately 69% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations.
On August 1, 2011, we sold substantially all of the assets associated with our home security monitoring business for $11.5 million. The pre-tax gain recognized on the sale of these assets was $8.4 million. The operating results of this business, which were included within the Wireline segment prior to its sale, were immaterial to our consolidated financial statements for the year ended December 31, 2011.
Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, comprehensive income (loss), financial position, and cash flows for each period presented.
Basis of Consolidation — The consolidated financial statements include the consolidated accounts of Cincinnati Bell Inc. and its majority-owned subsidiaries over which it exercises control. Intercompany accounts and transactions have been eliminated in the consolidated financial statements. Investments over which the Company exercises significant influence are recorded under the equity method. As of December 31, 2013, the Company applies the equity method to its investment in CyrusOne. As of December 31, 2012, the Company had no equity method investments. Investments in which we own less than 20% of the ownership interests and cannot exercise significant influence over the investee’s operations are recorded at cost.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; and the valuation of goodwill and intangibles. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims, and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Investment in CyrusOne - We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we have significant influence over it but do not control its operations. As a result, effective January 24, 2013, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Consolidated Statement of Operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. For the year ended December 31, 2013, the Company received cash dividends from CyrusOne totaling $21.3 million. Dividends from CyrusOne are recognized as a reduction of our investment.

Form 10-K Part II	Cincinnati Bell Inc.

Cash and Cash Equivalents — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one large customer that exceed 10% of the outstanding accounts receivable balance at December 31, 2013 and 2012. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2013 and 2012, unbilled receivables totaled $23.2 million and $26.0 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
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
Additions and improvements, including interest and certain labor costs incurred during the construction period, are capitalized. The Company records the fair value of a legal liability for an asset retirement obligation in the period it is incurred. The estimated removal cost is initially capitalized and depreciated over the remaining life of the underlying asset. The associated liability is accreted to its present value each period. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as gain or loss on disposition.
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

Form 10-K Part II	Cincinnati Bell Inc.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $2.5 million and $2.7 million as of December 31, 2013 and 2012, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
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
Wireline — Revenues from local telephone, special access, internet product and entertainment services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance, switched access and other usage based charges are billed monthly in arrears. Wireline bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. These estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
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

Form 10-K Part II	Cincinnati Bell Inc.

Revenue from prepaid wireless service, which is collected in advance, is not recognized upon billing or cash receipt, but rather is deferred until the service is provided.
Wireless handset revenue and the related activation revenue are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs are also recognized upon handset sale and are generally in excess of the related handset and activation revenue. Revenue from termination fees is recognized when collection is deemed reasonably assured.
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
The Company is a reseller of IT and telephony equipment. For these transactions, we consider the gross versus net revenue recording criteria of ASC 605. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis, rather than recording the revenues net of the associated costs. Vendor rebates are earned on certain equipment sales. When the rebate is earned and the amount is determinable, we recognize the rebate as an offset to cost of products sold.
Data Center Colocation — During the period of time in which we included the accounts of CyrusOne in our consolidated financial statements, data center colocation rentals were generally billed monthly in advance and some contracts had escalating payments over the non-cancellable term of the contract. If rents escalated without the lessee gaining access to or control over additional leased space or power, and the lessee took possession of, or controlled the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee were recognized as revenue on a straight-line basis over the term of the lease. If rents escalated because the lessee gained access to and control over additional leased space or power, revenue was recognized in proportion to the additional space or power in the years that the lessee had control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other current and noncurrent assets in the accompanying Consolidated Balance Sheets.
Some of our leases were structured on a full-service gross basis in which the customer paid a fixed amount for both colocation rental and power. Other leases provided that the customer would be billed for power based upon actual usage which was separately metered. In both cases, this revenue is presented on a gross basis in the accompanying Consolidated Statements of Operations. Power was generally billed one month in arrears and an estimate of this revenue was accrued in the month that the associated costs were incurred. We generally were not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue was recognized for services or products that were deemed separate units of accounting. When a customer made an advance payment which was not deemed a separate unit of accounting, deferred revenue was recorded. This revenue was recognized ratably over the expected term of the customer relationship, unless the pattern of service suggested otherwise.
Certain customer contracts required specified levels of service or performance. If we failed to meet these service levels, our customers may have been eligible to receive credits on their contractual billings. These credits were recognized against revenue when an event occurred that gave rise to such credits.
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $12.2 million, $16.6 million, and $18.4 million in 2013, 2012, and 2011, respectively.
Legal Expenses — In the normal course of business, the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals are recorded once determined to be both probable and estimable.

Form 10-K Part II	Cincinnati Bell Inc.

Income, Operating, and Regulatory Taxes
Income taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred investment tax credits are amortized as a reduction of the provision for income taxes over the estimated useful lives of the related property, plant and equipment. Deferred income taxes are provided for temporary differences between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon the ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. In the first quarter of 2013, the Company recorded a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
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
Regulatory taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2013, 2012, and 2011 were $18.9 million, $22.2 million, and $20.6 million, respectively. The amounts expensed for 2013, 2012, and 2011 were $19.2 million, $24.4 million, and $22.7 million, respectively. We record all other federal taxes collected from customers on a net basis.
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

Form 10-K Part II	Cincinnati Bell Inc.

Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions, are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 16 years).
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
Fair value measurements are classified within one of three levels, which prioritize the inputs used in the methodologies of measuring fair value for assets and liabilities, as follows:
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
Foreign Currency Translation and Transactions — The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive income (loss). Gains and losses arising from foreign currency transactions are recorded in other income (expense) in the period incurred.

Form 10-K Part II	Cincinnati Bell Inc.

2.    Recently Issued Accounting Standards
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
In February 2013, the FASB amended the guidance in ASC 220 on comprehensive income. The new guidance requires additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amounts reclassified are required under GAAP to be reclassified in their entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross references to other disclosures will be required. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2013. See Note 12 for our disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

3.	Investment in CyrusOne
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

Our 69% effective ownership is held in the form of 1.9 million shares of unregistered common stock of CyrusOne Inc. and 42.6 million of economically equivalent partnership units in its underlying operating entity, CyrusOne LP. For the year ended December 31, 2013, our equity method share of CyrusOne's net loss was $10.7 million.
Commencing January 17, 2014, we may exchange the partnership units of CyrusOne LP into cash, or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock, subject to certain limitations which restrict the volume of shares we are permitted to sell. The restrictions lapse upon the effectiveness of CyrusOne Inc.'s registration statement, to be filed by March 24, 2014.
As of December 31, 2013, the fair value of this investment was $993.2 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Summarized financial information for CyrusOne is as follows:

(dollars in millions)	January 24, 2013 to December 31, 2013
Revenue	$248.4
Operating income	28.9
Net loss	(15.6)

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	As of December 31, 2013
Net investment in real estate	$883.8
Total assets	1,506.8
Total liabilities	729.2

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - For the year ended December 31, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	January 24, 2013 to December 31, 2013
Revenue:
Services provided to CyrusOne	$2.1

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$20.0
Charges for services provided by CyrusOne	8.8
Administrative services provided to CyrusOne	(0.6)
Total operating costs and expenses	$28.2

Dividends of $21.3 million were received in 2013. In addition, on December 11, 2013, CyrusOne declared dividends of $0.16 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on January 10, 2014 to holders of record as of December 27, 2013.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until terminated by the mutual written consent of the parties or when the Company is no longer required to file the Texas Margin Tax return on a consolidated basis with CyrusOne.  As of December 31, 2013 the receivable related to this agreement amounted to $1.5 million and is included in the receivable balance noted below.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2013, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	December 31, 2013
Accounts receivable	$2.1
Dividends receivable	7.1
Receivable from CyrusOne	$9.2

Accounts payable	$0.5
Payable to CyrusOne	$0.5

4.	Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2013	2012	2011
Numerator:
Net (loss) income	$(54.7)	$11.2	$18.6
Preferred stock dividends	10.4	10.4	10.4
Net (loss) income applicable to common shareowners - basic and diluted	$(65.1)	$0.8	$8.2
Denominator:
Weighted-average common shares outstanding - basic	205.9	197.0	196.8
Warrants	—	4.5	0.4
Stock-based compensation arrangements	—	3.2	2.8
Weighted-average common shares outstanding - diluted	205.9	204.7	200.0
Basic and diluted (loss) earnings per common share	$(0.32)	$0.00	$0.04
For the year ended December 31, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the years ended December 31, 2012, and 2011, awards under our stock-based compensation plans for common shares of 5.3 million and 11.4 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

5.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2013	2012
Land and rights-of-way	$4.3	$49.7	20	-	Indefinite
Buildings and leasehold improvements	172.8	895.9	2	-	40
Network equipment	2,897.7	2,858.4	2	-	50
Office software, furniture, fixtures and vehicles	152.9	133.8	2	-	14
Construction in process	20.7	78.6	n/a
Gross value	3,248.4	4,016.4
Accumulated depreciation	(2,345.6)	(2,429.0)
Property, plant and equipment, net	$902.8	$1,587.4
Depreciation expense on property, plant and equipment was $166.0 million, $198.8 million, and $180.4 million in 2013, 2012, and 2011, respectively. Approximately 85%, 87%, and 84% of "Depreciation," as presented in the Consolidated Statements of Operations in 2013, 2012, and 2011, respectively, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 9 to 22 years.

No asset impairment losses were recognized in 2013. During the year ended December 31, 2012, an asset impairment loss of $11.8 million was recognized in the Data Center Colocation segment on certain leasehold improvements at data centers acquired in the GramTel acquisition. Also during 2012, asset impairment losses of $0.4 million and $0.5 million were recognized in the Wireless and Wireline segments, respectively. The Wireless impairment loss was associated with abandoned assets that have no resale market, and the Wireline impairment loss was associated with an out-of-territory fiber network. During 2011, asset impairment losses of $1.1 million and $1.0 million were recognized in the Wireless and Wireline segments, respectively, on abandoned assets that had no resale market.
During the first quarter and in connection with ongoing reviews of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded depreciation expense of $8.5 million in the first quarter of 2013, which has the impact of increasing basic and diluted loss per share for the first quarter by approximately $0.03 per share.
In conjunction with our long-lived asset analysis conducted in the fourth quarter, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013, resulting in additional depreciation expense of $3.0 million in the quarter. The additional depreciation expense in the fourth quarter had the impact of increasing basic and diluted loss per share for the year by $0.01 per share. As a result of this change in estimate, depreciation expense will be increased by approximately $36 million in 2014. In addition, reducing the useful life of all Wireless property, plant and equipment also required that we shorten the amortization period of the deferred gain associated with the tower sale to 30 months as of December 31, 2013. In 2013, the amortization of the deferred gain associated with the tower sale totaled $3.3 million, compared to the approximate $14 million expected to be recognized in 2014.
As of December 31, 2013 and 2012, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles include $126.8 million and $244.1 million, respectively, of assets accounted for as capital leases or financing arrangements. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

6.    Goodwill and Intangible Assets
Goodwill
At December 31, 2013 and 2012, the gross value of goodwill was $64.7 million and $340.9 million, respectively. Accumulated impairment losses were $50.3 million at December 31, 2013 and 2012. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of $276.2 million of goodwill. The changes in the carrying amount of goodwill, for the years ended December 31, 2013 and 2012 are as follows:

(dollars in millions)	Wireline	Wireless	IT Services and Hardware	Data Center Colocation	Total
Balance as of December 31, 2011	$11.8	$—	$2.6	$276.2	$290.6
Impairment	—	—	—	—	—
Balance as of December 31, 2012	11.8	—	2.6	276.2	290.6
Goodwill divested from deconsolidation of CyrusOne	—	—	—	(276.2)	(276.2)
Balance as of December 31, 2013	$11.8	$—	$2.6	$—	$14.4
Intangible Assets Not Subject to Amortization
As of December 31, 2013 and 2012, intangible assets not subject to amortization consist solely of FCC wireless spectrum licenses with a carrying value of $88.2 million. These licenses are subject to renewal every 10 years for a nominal fee. The next renewal date is in 2015.
Intangible Assets Subject to Amortization
As of December 31, 2013, intangible assets subject to amortization consist of customer relationships and trademarks. As of December 31, 2012, intangible assets subject to amortization consisted of customer relationships, trademarks and a favorable leasehold interest. For the year ended December 31, 2013, no impairment losses were recognized on intangible assets subject to amortization. For the year ended December 31, 2012, an impairment loss of $1.5 million was recognized by our former Data Center Colocation segment on a customer relationship intangible that was obtained with the 2007 GramTel acquisition. No impairments were recognized on intangible assets subject to amortization in 2011. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of customer relationships, trademarks and a favorable leasehold interest with net book values of $91.7 million, $6.1 million and $3.7 million, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Summarized below are the carrying values for the major classes of intangible assets subject to amortization:

	Weighted-
	Average	December 31, 2013		December 31, 2012
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships
Wireline	10	$7.0	$(6.1)	$7.0	(4.9)
Wireless	9	8.7	(8.5)	8.7	(8.1)
IT Services and Hardware	5	2.0	(2.0)	2.0	(2.0)
Data Center Colocation	15	—	—	129.5	(36.8)
		17.7	(16.6)	147.2	(51.8)
Trademarks
Wireless	6	6.2	(3.8)	6.2	(2.8)
Data Center Colocation	15	—	—	7.4	(1.3)
		6.2	(3.8)	13.6	(4.1)
Favorable leasehold interest
Data Center Colocation	56	—	—	3.9	(0.2)

		$23.9	$(20.4)	$164.7	$(56.1)
Amortization expense for intangible assets subject to amortization was $3.6 million in 2013, $18.6 million in 2012, and $19.1 million in 2011. In the fourth quarter of 2013, the remaining useful life for the Wireless trademark was reduced to 30 months as of December 31, 2013. The change in the useful life was not material to 2013 or future periods.
The following table presents estimated amortization expense for 2014 through 2018:

(dollars in millions)
2014	$1.7
2015	1.2
2016	0.6
2017	—
2018	—

Form 10-K Part II	Cincinnati Bell Inc.

7.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2013	2012
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$—
Capital lease obligations and other debt	7.2	13.4
Current portion of long-term debt	12.6	13.4
Long-term debt, less current portion:
Corporate Credit Agreement	40.0	—
Receivables facility	106.2	52.0
8 1/4% Senior Notes due 2017	—	500.0
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	533.2	—
8 3/8% Senior Notes due 2020	683.9	683.9
CyrusOne 6 3/8% Senior Notes due 2022	—	525.0
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	96.1	123.1
	2,258.9	2,683.5
Net unamortized discount	(6.3)	(7.5)
Long-term debt, less current portion	2,252.6	2,676.0
Total debt	$2,265.2	$2,689.4
Corporate Credit Agreement
Revolving Credit Facility
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
Borrowings under the Corporate Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for advances under the revolving facility is based on certain financial ratios and ranges between 3.50% and 4.25% for LIBOR rate advances and 2.50% and 3.25% for base rate advances. As of December 31, 2013, the applicable margin was 4.00% for LIBOR rate advances and 3.00% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%. At December 31, 2013, the interest rate on the outstanding borrowings under the Corporate Credit Agreement was 4.15%.
The revolving commitments under the Corporate Credit Agreement will be permanently reduced by the lesser of (i) the amount of net cash proceeds from the first sale by the Company of its equity interests in CyrusOne or CyrusOne LP and (ii) $50 million, provided that such sale occurs by December 31, 2014. If such sale has not occurred by that date, the original revolving commitments will be permanently reduced to $150 million. In addition, the original revolving commitments will be further reduced to $125 million on December 31, 2015.
Amendment for Tranche B Term Loan Facility
On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

The Company received $529.8 million in net proceeds from the Tranche B Term Loan, after deducting the original issue discount, fees and expenses. These proceeds were used to redeem all of the Company's $500 million 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") on October 15, 2013 at a redemption price of 104.125%, including payment of accrued interest thereon totaling $20.6 million.

The Tranche B Term Loan was issued with 0.75% of original issue discount and requires quarterly principal payments of 0.25% of the original principal amount. Loans under the Tranche B Term Loan bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%. At December 31, 2013, the interest rate on the outstanding Tranche B Term Loan was 4.00%.

In accordance with the terms of the amended Corporate Credit Agreement, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined by the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2013.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments, subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement was modified to provide that 85%, rather than 100%, of proceeds from monetizing any portion of our CyrusOne common stock partnership units, are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

Guarantors and Security Interests, Corporate Credit Agreement (Including Tranche B Term Loan)
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
Borrowings and Commitment Fees, Corporate Credit Agreement
As of December 31, 2013, the Company had $40.0 million of outstanding borrowings under the Corporate Credit Agreement, leaving $160.0 million available. There were no borrowings under the Corporate Credit Agreement as of December 31, 2012.
The Company pays commitment fees for the unused amount of borrowings on the Corporate Credit Agreement and letter of credit fees on outstanding letters of credit. The commitment fees are calculated based on the total leverage ratio and range between 0.500% and 0.625% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. These fees were $1.0 million in 2013, $1.6 million in 2012, and $2.3 million in 2011.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $120.0 million as of December 31, 2013. On June 3, 2013, the Company executed an amendment of its Receivables Facility which, in addition to modifying some of the defined terms and purchaser parties under the prior agreement, provided for an increase in the maximum credit availability under the Receivables Facility from $105.0 million to $120.0 million and extended the facility's expiration through June 2016. CBT, CBET, Cincinnati Bell Wireless, LLC ("CBW"), Cincinnati Bell Any Distance Inc. ("CBAD"), Cincinnati Bell Any Distance of Virginia LLC, CBTS, and eVolve Business Solutions LLC ("eVolve") all participate in this facility. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2013, the available borrowing capacity was $111.4 million. On October 1, 2012, the Company and CBF amended the Receivables Facility to remove CyrusOne as an originator and to remove the CyrusOne receivables from the financing provided under the Receivables Facility.
The transferors sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewal every 364 days, and in any event expires in June 2016. In the event the Receivables Facility is not renewed, management believes it would be able to refinance any outstanding borrowings under the Corporate Credit Agreement.
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
Of the total borrowing capacity of $111.4 million at December 31, 2013, $106.2 million consisted of outstanding borrowings and $5.2 million consisted of outstanding letters of credit. Interest on the Receivables Facility is based on the LIBOR rate plus 0.5%. The average interest rate on the Receivables Facility was 0.7% in 2013. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the total facility. These fees were $0.7 million in 2013, 2012 and 2011.
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

Form 10-K Part II	Cincinnati Bell Inc.

The Company may redeem the 8 3/4% Senior Subordinated Notes for a redemption price of 104.375%, 102.188%, and 100.000% on or after March 15, 2014, 2015, and 2016, respectively. At any time prior to March 15, 2014, the Company may redeem all or part of the 8 3/4% Senior Subordinated Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/4% Senior Subordinated Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.375% of the face value of the 8 3/4% Senior Subordinated Notes, and (ii) interest payments due from the date of redemption to March 15, 2014, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus 0.5%, plus (3) accrued and unpaid interest, if any, to the date of redemption.
8 3/8% Senior Notes due 2020
In the fourth quarter of 2010, the Company issued $775 million of 8 3/8% Senior Notes due 2020 ("8 3/8% Senior Notes"), which are fixed rate bonds to maturity. In the fourth quarter of 2012, the Company conducted a tender offer and redeemed $91.1 million of the 8 3/8% Senior Notes.
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
The Company may redeem the 8 3/8% Senior Notes for a redemption price of 104.188%, 102.792%, 101.396% and 100.000% on or after October 15, 2015, 2016, 2017, and 2018, respectively. At any time prior to October 15, 2015, the Company may redeem all or part of the 8 3/8% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/8% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.188% of the face value of the 8 3/8% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2015, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus 0.5%, plus (3) accrued and unpaid interest, if any, to the date of redemption.
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
Cincinnati Bell Telephone Notes
CBT issued $80.0 million in unsecured notes that were guaranteed on a subordinated basis by Cincinnati Bell Inc., but not the subsidiaries of Cincinnati Bell Inc. These notes had various final maturity dates occurring in 2023, and were callable prior to maturity. The fixed interest rates on these notes ranged from 7.18% to 7.27%. In the fourth quarter of 2012, the Company fully redeemed the outstanding balance of $73.0 million under the CBT Notes.
CBT issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not its subsidiaries. The maturity date of these notes is in 2028 and they may not be called prior to maturity. The indentures governing these notes provide for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20.0 million. At both December 31, 2013 and 2012, the amount outstanding under these senior notes was $134.5 million.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including wireless towers and various equipment. These leases generally contain renewal or buyout options. During the period of time in which we included the accounts of CyrusOne in our consolidated financial statements, capital lease obligations also included liabilities for leased data center facilities, which also generally included renewal options. As of December 31, 2012, CyrusOne held a purchase option on one leased data center facility.
Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2013, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2014	$5.7	$6.9	$12.6
2015	5.6	6.3	11.9
2016	111.7	6.6	118.3
2017	45.6	3.8	49.4
2018	630.4	2.9	633.3
Thereafter	1,370.0	76.0	1,446.0
	2,169.0	102.5	2,271.5
Net unamortized discount	(6.3)	—	(6.3)
Total debt	$2,162.7	$102.5	$2,265.2
Total capital lease payments including interest are expected to be $14.0 million for 2014, $12.9 million for 2015, $13.2 million for 2016, $9.8 million for 2017, $8.7 million for 2018, and $116.8 million thereafter.
Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing. In 2013, deferred financing costs of $6.7 million were incurred related to amending the Corporate Credit Agreement for the issuance of the $540 million Tranche B Term Loan facility and amending the Receivables Facility. In 2012, deferred financing costs were incurred in connection with the issuance of the Corporate Credit Agreement, CyrusOne Credit Agreement and CyrusOne 6 3/8% Senior Notes due 2022. As of December 31, 2013 and 2012, deferred financing costs totaled $26.1 million and $47.1 million, respectively. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of $16.9 million deferred financing costs. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $5.9 million in 2013, $7.2 million in 2012, and $7.0 million in 2011.
Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios and comply with annual limitations on capital expenditures. As of December 31, 2013, these ratios and limitations include a maximum consolidated total leverage ratio of 7.00, a maximum consolidated senior secured leverage ratio of 3.00, a minimum consolidated interest coverage ratio of 1.50 and a 2013 maximum capital expenditure limitation of $220 million. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $955 million in the aggregate over the life of the Corporate Credit Agreement. One year into the Corporate Credit Agreement, capital expenditures for the Company, excluding CyrusOne, totaled $189.2 million. In addition, the Corporate Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

Form 10-K Part II	Cincinnati Bell Inc.

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
Public Indentures
The Company’s public debt, which includes the 8 3/4% Senior Subordinated Notes due 2018 and 8 3/8% Senior Notes due 2020, is governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company.
One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a credit agreement basket providing full access to the $200 million Corporate Credit Agreement plus an additional $161.4 million of secured debt. Also, the Company’s ability to make Restricted Payments (as defined by the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. If the Company is under the 4:00 to 1:00 ratio on a pro forma basis, the Company may access its restricted payments basket, which provides the ability to repurchase shares or pay dividends. In addition, the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary (as defined in the various indentures) would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.
CyrusOne Credit Agreement, 6 3/8% Senior Notes due 2022, Capital Lease Obligations, and Other Financing Arrangements
On November 20, 2012, CyrusOne entered into a credit agreement (the “CyrusOne Credit Agreement”) which provided for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. As of December 31, 2012, there were no borrowings on the CyrusOne Credit Agreement. Commitment fees related to the CyrusOne Credit Agreement were immaterial in 2012.
Also on November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022, which was recognized within "Long-term debt, less current portion" in the Consolidated Balance Sheets as of December 31, 2012.
During the period of time in which we included the accounts of CyrusOne in our consolidated financial statements, we accounted for certain leased buildings in our data center operations as other financing arrangements. Structural improvements were made to these leased facilities in excess of normal tenant improvements and, as such, we were deemed the accounting owner of these facilities. As of December 31, 2012, the liability related to other financing arrangements was $60.8 million, which was recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.
In 2013, upon completion of the IPO of CyrusOne, we removed CyrusOne's debt from our consolidated financial statements. The Company no longer has any obligations related to CyrusOne's indebtedness which includes CyrusOne's $525 million of 6 3/8% Senior Notes due 2022 (“CyrusOne 6 3/8% Senior Notes”), capital lease obligations and other financing arrangements. In addition, the Company no longer has access to the $225 million CyrusOne Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

Extinguished Notes
In the fourth quarter of 2013, the Company redeemed all of the $500.0 million of 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") at a redemption price of 104.125% using proceeds from the new Tranche B Term Loan facility that was issued on September 10, 2013. In accordance with the indenture governing these 8 1/4% Senior Notes, the Company had filed a notification with the trustee on September 11, 2013 of its election to redeem these 8 1/4% Senior Notes on the Redemption date, October 15, 2013. As a result, the Company recorded a debt extinguishment loss of $29.6 million for the year ended December 31, 2013.
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

8.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $13.4 million, $19.3 million, and $20.4 million in 2013, 2012, and 2011, respectively. In 2013, $0.3 million of the operating lease expense is associated with CyrusOne as it was included for the first 23 days of January prior to its IPO. In 2012 and 2011, CyrusOne operating lease expense was $5.9 million and $5.3 million, respectively. Certain facility leases and tower site leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2013, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2014	$10.9
2015	8.1
2016	4.5
2017	2.6
2018	1.1
Thereafter	1.1
Total	$28.3
Asset Retirement Obligations
Asset retirement obligations exist for leased wireless towers and certain other assets. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2013	2012
Balance, beginning of period	$7.1	$5.4
Liabilities settled	(0.1)	—
Liabilities incurred	0.1	0.2
Revisions to estimated cash flow	1.1	1.1
Accretion expense	0.5	0.4
Deconsolidation of CyrusOne	(0.2)	—
Balance, end of period	$8.5	$7.1
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $5.2 million as of December 31, 2013. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2013 or 2012.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements range from one to three years. As of December 31, 2013 and 2012, the minimum commitments for these arrangements were approximately $117 million and $120 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2013, cannot be reasonably determined.
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

Contingent Compensation Plan
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans.
On January 24, 2013, CyrusOne completed its IPO. This is a qualifying transaction and as such triggered payments under this contingent compensation plan. For the year ended December 31, 2013, compensation expense of $42.6 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our Consolidated Statement of Operations for the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, no compensation expense was recognized for these awards as a qualifying transaction had not been completed.

Form 10-K Part II	Cincinnati Bell Inc.

9.	Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2013 and 2012, except for the Company's investment in CyrusOne, long-term debt and other financing arrangements.
The carrying value and fair value of the Company’s financial instruments are as follows:

	December 31, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$471.0	$993.2	$—	$—
Long-term debt, including current portion*	2,162.7	2,248.3	2,554.3	2,699.5
Other financing arrangements	—	—	60.8	69.5
*Excludes capital leases.
The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on December 31, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2013 and 2012, which is considered Level 2 of the fair value hierarchy.
As of January 24, 2013, upon completion of the IPO of CyrusOne, we no longer consolidate CyrusOne. Therefore, the other financing arrangements related to CyrusOne are no longer accounted for in our consolidated financial statements. As of December 31, 2012, the fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2012, the current borrowing rate was estimated by applying CyrusOne's credit spread to the risk-free rate for a similar duration borrowing.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In 2013, no assets were remeasured at fair value.
During 2012, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationship intangible	2.8	—	—	2.8	(1.5)
Property:
Leasehold improvements	2.4	—	—	2.4	(11.8)
Network equipment	0.4	—	—	0.4	(0.5)
Other	—	—	—	—	(0.4)
Impairment of assets					(14.2)
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
Restructuring liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2010	$11.7	$7.2	$1.4	$20.3
Charges	8.0	2.5	1.7	12.2
Utilizations	(5.5)	(1.6)	(1.4)	(8.5)
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	2.5	0.9	—	3.4
Utilizations	(8.9)	(3.5)	(1.5)	(13.9)
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Charges	9.0	4.1	0.6	13.7
Utilizations	(7.1)	(3.6)	(0.7)	(11.4)
Balance as of December 31, 2013	$9.7	$6.0	$0.1	$15.8
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan and certain management contracts. In 2013, employee separation costs also included consulting fees related to a workforce optimization initiative. In 2012, a voluntary termination program was offered to certain Wireline call center employees and included in employee separation costs. Severance payments are expected to be paid through 2015.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2018.
In 2013, contract terminations consist of amounts due to a distributor to terminate a contractual agreement. In 2011, contract terminations consist of amounts due to distributors to terminate their contractual agreements and to telecommunication carriers to cancel circuits. Contract terminations are expected to be paid in 2014.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	Wireless	IT Services and Hardware	Data Center Colocation	Corporate	Total
Balance as of December 31, 2010	$12.8	$1.0	$1.3	$1.4	$3.8	$20.3
Charges	7.7	—	1.9	—	2.6	12.2
Utilizations	(5.4)	(0.3)	(0.7)	(1.4)	(0.7)	(8.5)
Balance as of December 31, 2011	$15.1	$0.7	$2.5	$—	$5.7	$24.0
Charges/(Reversals)	3.5	1.6	(1.2)	0.5	(1.0)	3.4
Utilizations	(10.0)	(0.7)	(0.8)	(0.5)	(1.9)	(13.9)
Balance as of December 31, 2012	$8.6	$1.6	$0.5	$—	$2.8	$13.5
Charges	9.1	0.2	0.7	—	3.7	13.7
Utilizations	(7.2)	(0.3)	(0.4)	—	(3.5)	(11.4)
Balance as of December 31, 2013	$10.5	$1.5	$0.8	$—	$3.0	$15.8
At December 31, 2013 and 2012, $7.8 million and $5.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $8.0 million and $7.7 million, respectively, were included in "Other noncurrent liabilities," in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

11.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $6.6 million, $6.9 million, and $6.4 million in 2013, 2012, and 2011, respectively.
Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes. Pension plan amendments were approved in May 2013, and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations in the three months ended June 30, 2013. Effective January 1, 2012, future pension service credits were eliminated for certain non-management employees which resulted in a remeasurement of the projected benefit obligations for this plan. In 2011, a curtailment loss of $4.2 million was recognized upon remeasurement.
The Company also provides healthcare and group life insurance benefits for eligible retirees. We fund healthcare benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is our practice to fund amounts as deemed appropriate from time to time. Contributions are subject to Internal Revenue Service ("IRS") limitations developed using the traditional unit credit cost method. The actuarial expense calculation for our postretirement health plan is based on numerous assumptions, estimates, and judgments including healthcare cost trend rates and cost sharing with retirees. Retiree healthcare benefits are being phased out for both management and certain retirees. In August 2013, several amendments to the postretirement plan required a remeasurement of the associated benefit obligations. As a result, the Company recorded a $26.1 million reduction to the postretirement liability in the third quarter of 2013.
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 10% in 2013, 11% in 2012, and 7% in 2011 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2013	2012	2011	2013	2012	2011
Service cost	$2.1	$2.6	$5.1	$0.4	$0.5	$0.3
Interest cost on projected benefit obligation	18.8	21.3	24.8	4.0	5.6	7.1
Expected return on plan assets	(25.7)	(26.1)	(29.3)	—	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.1	0.3	(14.1)	(13.2)	(13.2)
Actuarial loss	22.0	19.4	14.3	5.6	6.8	6.5
Curtailment (gain) loss	(0.6)	—	4.2	—	—	—
Pension/postretirement costs	$16.8	$17.3	$19.4	$(4.1)	$(0.3)	$0.7

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits				Postretirement and Other Benefits
	2013		2012	2011	2013		2012	2011
Discount rate	3.30%	*	3.90%	4.90%	3.40%	**	3.60%	4.50%
Expected long-term rate of return	7.75%		7.75%	8.25%	0%		0%	0%
Future compensation growth rate	3.00%		3.00%	3.00%	—		—	—
* Discount rate used for the remeasurement of the management pension plan was consistent with the discount rate previously established.
** For the period January 1, 2013 through July 31, 2013, the date of the remeasurement, we used a 3.10% discount rate. From that date through the end of the year, we used a 3.90% discount rate.
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1,	$584.9	$569.2	$152.4	$164.9
Service cost	2.1	2.6	0.4	0.5
Interest cost	18.8	21.3	4.0	5.6
Prior service credit	—	—	(17.4)	—
Actuarial (gain) loss	(38.2)	30.6	(19.6)	2.2
Benefits paid	(44.6)	(38.8)	(23.9)	(26.0)
Retiree drug subsidy received	—	—	0.5	0.6
Early retiree subsidy refunded	—	—	—	(0.1)
Other	—	—	5.1	4.7
Benefit obligation at December 31,	$523.0	$584.9	$101.5	$152.4

Change in plan assets:
Fair value of plan assets at January 1,	$343.8	$312.5	$11.7	$12.1
Actual return on plan assets	55.1	44.2	0.4	0.4
Employer contributions	45.0	25.9	22.6	24.7
Retiree drug subsidy received	—	—	0.5	0.6
Early retiree subsidy refunded	—	—	—	(0.1)
Benefits paid	(44.6)	(38.8)	(23.9)	(26.0)
Fair value of plan assets at December 31,	399.3	343.8	11.3	11.7
Unfunded status	$(123.7)	$(241.1)	$(90.2)	$(140.7)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	4.20%	3.30%	4.10%	3.10%
Expected long-term rate of return	7.75%	7.75%	0%	0%
Future compensation growth rate	—	3.00%	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2013	2012
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2017	2016
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2013	$0.2	$(0.2)
Postretirement benefit obligation at December 31, 2013	4.7	(4.2)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2013	2012	2013	2012
Accrued payroll and benefits (current liability)	$2.1	$1.7	$12.7	$21.4
Pension and postretirement benefit obligations (noncurrent liability)	121.6	239.4	77.5	119.3
Total	$123.7	$241.1	$90.2	$140.7
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2013	2012	2013	2012
Prior service (cost) benefit, net of tax of $0.3, $0.2, $(26.8), $(26.0)	$(0.6)	$(0.3)	$48.4	$45.9
Actuarial loss, net of tax of $77.2, $109.0, $26.6, $35.6	(134.8)	(192.5)	(46.1)	(62.7)
Total	$(135.4)	$(192.8)	$2.3	$(16.8)

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2013	2012	2013	2012
Prior service cost recognized:
Reclassification adjustments	$(0.4)	$0.1	$(14.1)	$(13.2)
Prior service credit	—	—	17.4	—
Actuarial loss recognized:
Reclassification adjustments	22.0	19.4	5.6	6.8
Actuarial loss arising during the period	67.5	(12.5)	20.0	(1.8)
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2014 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service cost (benefit)	$0.2	$(15.4)
Actuarial loss	16.7	5.2
Total	$16.9	$(10.2)
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 61% equity securities, 33% investment grade fixed income securities and 6% in pooled real estate funds. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 78% of the equity securities held by the pension plans at December 31, 2013 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension and postretirement plan assets at December 31, 2013 and 2012 by asset category are as follows:

(dollars in millions)	December 31, 2013	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$201.4	$201.4	$—	$—
International equity index funds	57.0	57.0	—	—
Fixed income bond funds	109.8	109.8	—	—
Fixed income short-term money market funds	0.3	0.3	—	—
Real estate pooled funds	30.8	—	—	30.8
Group insurance contract	11.3	—	—	11.3
Total	$410.6	$368.5	$—	$42.1

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2012	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$163.3	$163.3	$—	$—
International equity index funds	49.8	49.8	—	—
Fixed income bond funds	102.9	102.9	—	—
Real estate pooled funds	27.8	—	—	27.8
Group insurance contract	11.7	—	—	11.7
Total	$355.5	$316.0	$—	$39.5
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
The real estate pooled funds invest primarily in commercial real estate and include mortgage loans which are backed by the associated properties. These investments are sensitive to changes in commercial real estate market values. They focus on properties that return both lease income and appreciation of the buildings’ marketable value. In estimating fair value of the investments in level 3, the fund managers use independent appraisers. The generally accepted method used in the valuation of real estate are the income, cost and sales comparison approaches of estimating property value. Key inputs and assumptions used to determine fair value include among others, rental revenue and expense amounts and related revenue and expense growth rates, terminal capitalization rates and discount rates. In the event that total withdrawal requests exceed the total cash available to honor such requests, available cash will be pro-rated among those contract-holders eligible for withdrawals.

The Level 3 investments had the following changes in 2013 and 2012:

	Pension		Postretirement and Other Benefits
(dollars in millions)	2013	2012	2013	2012
Balance, beginning of year	$27.8	$25.5	$11.7	$12.1
Realized gains, net	1.0	1.0	0.4	0.4
Unrealized gains, net	2.7	1.8	—	—
Purchases, sales, issuances and settlements, net	(0.7)	(0.5)	(0.8)	(0.8)
Balance, end of year	$30.8	$27.8	$11.3	$11.7
Contributions to our qualified pension plans were $42.1 million in 2013, $23.9 million in 2012, and $18.1 million in 2011. Contributions to our non-qualified pension plan were $2.9 million in 2013 and $2.0 million in 2012 and 2011, respectively.
Based on current assumptions, management believes it will make contributions of approximately $33 million to the qualified pension plan in 2014. Contributions to non-qualified pension plans in 2014 are expected to be approximately $2 million. Management expects to make cash payments of approximately $13 million related to its postretirement health plans in 2014.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2014	$42.0	$13.4	$(0.7)
2015	41.0	12.3	(0.6)
2016	41.7	11.1	(0.6)
2017	41.6	10.0	(0.5)
2018	40.7	9.0	(0.5)
Years 2019 - 2023	184.6	32.3	(1.9)
12.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2013 and 2012, common shares outstanding were 208,165,275 and 202,468,710, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150 million of the Company's common shares. In 2013, no shares were repurchased or retired under this plan. In 2012, no shares were repurchased under this plan and the Company retired 0.1 million shares of common stock. In 2011, we purchased 3.4 million shares at a cost of $10.8 million and retired 3.3 million shares. As of December 31, 2013, the Company has the authority to repurchase $129.2 million of its common stock.
At December 31, 2013 and 2012, treasury shares of common stock held under certain management deferred compensation arrangements were 0.5 million, with a total cost of $2.0 million.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in 2013, 2012, and 2011.
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants that expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. During the first quarter of 2013, warrant holders elected to exercise a total of 14.3 million warrants, leaving no remaining warrants outstanding as of December 31, 2013. As a result, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled. During 2012, warrant holders elected to exercise a total of 3.2 million warrants, primarily on a cashless basis, and received a total of 1.5 million shares of common stock. Cash proceeds received upon exercise were $0.1 million. There were no warrants exercised during 2011.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, and foreign currency translation losses.

Form 10-K Part II	Cincinnati Bell Inc.

For the year ended December 31, 2013, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2012	$(209.6)		$(0.1)	$(209.7)
Foreign currency loss	—		(0.1)	(0.1)
Remeasurement of benefit obligations	56.8		—	56.8
Net prior service credit	11.3		—	11.3
Reclassifications, net	8.4	(a)	—	8.4
Balance as of December 31, 2013	$(133.1)		$(0.2)	$(133.3)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs (see Note 11 for additional details). The components of net period pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Consolidated Statements of Operations.

13.     Income Taxes

Income tax expense consists of the following:

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Current:
Federal	$—	$1.8	$—
State and local	—	1.6	0.4
Total current	—	3.4	0.4
Investment tax credits	(0.2)	(0.3)	(0.3)
Deferred:
Federal	(13.0)	21.8	24.3
State and local	(3.7)	2.0	3.4
Foreign	0.3	(0.5)	0.1
Total deferred	(16.4)	23.3	27.8
Valuation allowance	14.1	(1.7)	(2.9)
Total	$(2.5)	$24.7	$25.0

Form 10-K Part II	Cincinnati Bell Inc.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	1.5	3.9	2.9
Change in valuation allowance, net of federal income tax	(15.8)	(2.3)	(4.4)
State net operating loss adjustments	2.7	3.7	2.7
Nondeductible interest expense	(11.4)	18.1	15.0
Unrecognized tax benefit changes	(2.1)	2.2	2.8
Nondeductible compensation	(2.5)	2.7	2.1
Foreign	(0.7)	3.5	0.1
Other differences, net	(2.3)	2.0	1.1
Effective tax rate	4.4%	68.8%	57.3%
The income tax (benefit) provision was charged to continuing operations, accumulated other comprehensive income (loss) or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Income tax (benefit) provision related to:
Continuing operations	$(2.5)	$24.7	$25.0
Accumulated other comprehensive income (loss)	42.1	(0.4)	(26.5)
Excess tax benefits on stock option exercises	(0.5)	(2.4)	—

The components of our deferred tax assets and liabilities are as follows:

	December 31,
(dollars in millions)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$452.3	$410.8
Pension and postretirement benefits	81.9	144.6
Equity method investment in CyrusOne	41.5	—
Other	63.2	69.9
Total deferred tax assets	638.9	625.3
Valuation allowance	(68.3)	(56.8)
Total deferred tax assets, net of valuation allowance	$570.6	$568.5
Deferred tax liabilities:
Property, plant and equipment	$171.8	$125.1
Federal deferred liability on state deferred tax assets	3.5	7.2
Other	0.3	1.6
Total deferred tax liabilities	175.6	133.9
Net deferred tax assets	$395.0	$434.6

As of December 31, 2013, the Company had approximately $1.1 billion of federal tax operating loss carryforwards with a deferred tax asset value of $388.4 million, alternative minimum tax credit carryforwards of $16.5 million, state tax credits of $11.1 million, and $63.9 million in deferred tax assets related to state, local, and foreign tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire between 2021 and 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.

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
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $23.5 million at December 31, 2013 and $22.3 million at December 31, 2012. We do not currently anticipate that the amount of unrecognized tax benefits will change significantly over the next year. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2013 and 2012.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Balance, beginning of year	$22.8	$21.8	$20.5
Change in tax positions for the current year	1.3	1.4	1.3
Change in tax positions for prior years	—	(0.4)	—
Balance, end of year	$24.1	$22.8	$21.8
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2010.

Form 10-K Part II	Cincinnati Bell Inc.

14.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options and restricted shares to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 19.0 million. Shares available for award under the plans at December 31, 2013 were 3.8 million.
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

	2013		2012		2011
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	9,538	$4.04	14,152	$3.70	17,816	$5.55
Granted *	595	4.75	994	3.41	—	—
Exercised	(804)	2.41	(4,854)	2.80	(292)	1.74
Forfeited	(361)	3.39	(6)	2.91	(261)	3.22
Expired	(2,840)	5.56	(748)	4.87	(3,111)	14.48
Outstanding at December 31,	6,128	$3.66	9,538	$4.04	14,152	$3.70
Expected to vest at December 31,	6,128	$3.66	9,538	$4.04	14,152	$3.70
Exercisable at December 31,	5,064	$3.61	8,486	$4.13	13,047	$3.73

(dollars in millions)
Compensation expense for the year	$0.6		$1.1		$0.9
Tax benefit related to compensation expense	$(0.2)		$(0.4)		$(0.3)
Intrinsic value of awards exercised	$1.2		$10.6		$0.4
Cash received from awards exercised	$2.4		$5.5		$0.4
Grant date fair value of awards vested	$0.4		$0.5		$2.1

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
The following table summarizes our outstanding and exercisable awards at December 31, 2013:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$1.39 to $2.91	1,321	$2.06	1,321	$2.06
$3.28 to $4.00	2,915	3.66	2,234	3.74
$4.06 to $5.53	1,890	4.78	1,507	4.79
$5.65 to $6.75	2	5.66	2	5.66
Total	6,128	$3.66	5,064	$3.61

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2013, the aggregate intrinsic value for awards outstanding was approximately $2.2 million and for exercisable awards was $2.1 million. The weighted-average remaining contractual life for awards outstanding and exercisable are each approximately four years. As of December 31, 2013, there was $0.1 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately one year.
The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2013	2012	2011
Expected volatility	43.6%	43.5%	—
Risk-free interest rate	0.8%	0.8%	—
Expected holding period (in years)	5	5	—
Expected dividends	0.0%	0.0%	—
Weighted-average grant date fair value	$1.84	$1.32	$—
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
The following table summarizes our outstanding performance-based restricted award activity:

	2013		2012		2011
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,687	$3.13	1,839	$2.90	2,641	$3.25
Granted*	1,067	4.56	808	3.40	998	2.85
Vested	(703)	3.07	(552)	2.85	(479)	2.84
Forfeited	(514)	3.67	(408)	2.79	(1,321)	3.91
Non-vested at December 31,	1,537	$3.97	1,687	$3.13	1,839	$2.90

(dollars in millions)
Compensation expense for the year	$2.6		$2.7		$2.4
Tax benefit related to compensation expense	$(1.0)		$(1.0)		$(0.9)
Grant date fair value of awards vested	$2.2		$1.6		$1.4

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2013, unrecognized compensation expense related to performance-based awards was $1.6 million, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to employees generally vest in one-third increments over a period of three years. Awards granted to directors vest on the third anniversary of the grant date. The following table summarizes our time-based restricted award activity:

	2013		2012		2011
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,298	$3.11	872	$2.89	229	$3.36
Granted	279	4.72	725	3.26	711	2.85
Vested	(454)	3.03	(299)	2.83	(45)	4.69
Forfeited	(79)	3.40	—	—	(23)	3.03
Non-vested at December 31,	1,044	$3.55	1,298	$3.11	872	$2.89

(dollars in millions)
Compensation expense for the year	$1.7		$1.5		$0.8
Tax benefit related to compensation expense	$(0.6)		$(0.6)		$(0.3)
Grant date fair value of awards vested	$1.4		$0.8		$0.2

As of December 31, 2013, there was $1.7 million of unrecognized compensation expense related to these shares, which is expected to be recognized over a weighted-average period of approximately one year.
Cash Settled and Other Awards
The Company granted 531,000 and 789,000 cash-settled stock appreciation rights awards in 2012 and 2011, respectively, with grant date values of $0.8 million and $0.9 million, respectively. A Black-Scholes pricing model was utilized to determine the fair value of these awards at the date of grant. For awards granted in 2012 and 2011, the weighted-average fair value per share was $1.32 and $1.18, respectively. The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant. At December 31, 2013, there was $0.1 million of unrecognized compensation, which is expected to be recognized over one year. The aggregate intrinsic value of outstanding and exercisable awards at December 31, 2013 was $0.9 million.
The Company also granted cash-payment performance awards in 2012 and 2011 with base awards of $2.3 million, and $1.0 million, respectively, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. In 2013, we recorded a $0.2 million benefit related to these awards. In 2012 and 2011, we recorded expenses of $4.4 million and $1.8 million, respectively
Deferred Compensation Plans
The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2013. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares.
At December 31, 2013 and 2012, there were 0.7 million common shares deferred in these plans. As these awards can be settled in cash, we record compensation costs each period based on the change in the Company’s stock price. We recognized a compensation benefit of $1.4 million in 2013, and expenses of $1.8 million and $0.3 million in 2012 and 2011, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

15.	Business Segment Information
As of December 31, 2012, and for the period January 1, 2013 through January 23, 2013, we operated four business segments: Wireline, Wireless, IT Services and Hardware, and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. Therefore, at December 31, 2013, we operated three business segments: Wireline, Wireless and IT Services and Hardware. For further details of the CyrusOne IPO, see Note 1 and Note 3 of Notes to consolidated financial statements.
The Wireline segment provides products and services such as local voice, high-speed internet, data transport, long distance, entertainment, voice over internet protocol (VoIP), and other services. Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. Data services include Fioptics high-speed internet and DSL internet access primarily for residential consumers. Data services also provide data transport for businesses, including local area network services, dedicated network access, metro-ethernet and Dense Wavelength Division Multiplexing ("DWDM"), which principally are used to transport large amounts of data over private networks. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching, a technology that enables a business customer to privately interconnect voice and data services at its locations. Entertainment services are comprised of television media through our Fioptics product suite. Other services primarily include inside wire installation for business enterprises and rental revenue. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana.
Wireline recognized restructuring charges of $9.1 million, $3.5 million, and $7.7 million in 2013, 2012 and 2011, respectively, for costs associated with employee separation, lease abandonments and contract termination costs. A curtailment gain of $0.6 million was recognized during the second quarter of 2013 due to the remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan that eliminated all future pension service credits as of July 1, 2013. During 2011, a curtailment loss of $4.2 million was recognized from the reduction of future pension benefits for certain bargained employees. Gains on the sale assets were $1.1 million, $1.8 million, and $8.4 million, in 2013, 2012 and 2011, respectively. The gains in 2013 and 2012 were primarily from the sale of copper cabling that was no longer in use. In 2011, the Company sold substantially all of the assets associated with its home security monitoring business. There were no asset impairments in 2013. Asset impairments of $0.5 million in 2012 relate primarily to the write-off of an out-of-territory fiber network. The impairment losses in 2011 of $1.0 million were related to abandoned leasehold improvements on vacated office space and the write-down to fair value of certain assets that were held for sale.
The Wireless segment provides digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. Wireless incurred restructuring charges of $0.2 million in 2013 and $1.6 million in 2012, with no such charges in 2011. In 2013, Wireless recorded a $3.5 million loss on disposal of assets for equipment that had no resale market or has either been disconnected from the wireless network, abandoned or demolished. There was no loss on disposal of assets recorded in 2012 and 2011. In 2011, the Wireless segment recognized a goodwill impairment loss of $50.3 million. In 2012 and 2011, other asset impairments were $0.4 million and $1.1 million, respectively, and related to the write-off of canceled or abandoned capital projects. There were no such impairments in 2013.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. During 2013 and 2011, the IT Services and Hardware segment incurred employee separation charges of $0.7 million and $1.9 million, respectively, associated with the elimination of certain functions due to product consolidation and integration within the Wireline segment. In 2012, the IT Services and Hardware segment reversed restructuring costs of $1.2 million due to changes in estimates of liabilities that had been accrued for in the prior year.

Form 10-K Part II	Cincinnati Bell Inc.

The Data Center Colocation segment provided data center colocation services to primarily large businesses. The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. In 2013, we recognized losses of $10.7 million from our investment in CyrusOne which represented our equity method share of CyrusOne's losses. These losses from CyrusOne were recognized as a component of non-operating income. As of December 31, 2013, the carrying value of our investment in CyrusOne was $471.0 million and is included as an asset of the Corporate segment. In 2012, the Data Center Colocation segment recognized impairment losses of $13.3 million on long-lived assets and a customer relationship intangible primarily related to our GramTel acquisition. Also in 2012, the Data Center Colocation segment recognized restructuring charges of $0.5 million for severance associated with management contracts, and a $0.2 million gain on the sale of assets. No asset impairment, restructuring charges, or gain on the sale of assets were incurred in 2011.
Corporate operating results include compensation expense of $42.6 million associated with awards and other transaction-related incentives associated with the initial public offering of CyrusOne on January 24, 2013. Other transaction costs were $1.6 million in 2013, $6.3 million in 2012, and $2.6 million in 2011. Corporate recognized restructuring charges of $3.7 million and $2.6 million in 2013 and 2011, respectively, and reversed restructuring costs of $1.0 million in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Revenue
Wireline	$724.8	$730.5	$732.1
Wireless	201.5	241.8	277.6
IT Services and Hardware	344.1	315.7	300.5
Data Center Colocation	15.6	221.3	184.7
Intersegment	(29.1)	(35.4)	(32.5)
Total revenue	$1,256.9	$1,473.9	$1,462.4
Intersegment revenue
Wireline	$16.8	$19.1	$23.0
Wireless	2.3	2.3	2.3
IT Services and Hardware	9.6	7.6	5.1
Data Center Colocation	0.4	6.4	2.1
Total intersegment revenue	$29.1	$35.4	$32.5
Operating income
Wireline	$190.2	$212.9	$228.5
Wireless	18.2	51.2	3.3
IT Services and Hardware	8.5	10.3	9.8
Data Center Colocation	3.2	30.4	46.4
Corporate	(56.3)	(34.7)	(28.5)
Total operating income	$163.8	$270.1	$259.5
Expenditures for long-lived assets
Wireline	$162.6	$114.2	$112.6
Wireless	16.0	15.8	17.6
IT Services and Hardware	10.6	9.0	6.8
Data Center Colocation	7.7	228.2	118.5
Total expenditures for long-lived assets	$196.9	$367.2	$255.5
Depreciation and amortization
Wireline	$112.2	$106.0	$102.4
Wireless	41.2	31.9	33.5
IT Services and Hardware	10.5	8.6	8.4
Data Center Colocation	5.2	70.6	54.8
Corporate	0.5	0.3	0.4
Total depreciation and amortization	$169.6	$217.4	$199.5

	As of December 31,
(dollars in millions)	2013	2012
Assets
Wireline	$780.8	$723.7
Wireless	247.5	275.6
IT Services and Hardware	48.9	43.3
Data Center Colocation	—	1,208.5
Corporate and eliminations	1,030.1	621.3
Total assets	$2,107.3	$2,872.4

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Service revenue
Wireline	$702.3	$705.0	$703.3
Wireless	183.1	222.7	250.8
IT Services and Hardware	138.7	130.2	114.1
Data Center Colocation	15.2	214.9	182.6
Total service revenue	$1,039.3	$1,272.8	$1,250.8
Product revenue
Handsets and accessories	$21.8	$23.2	$30.3
IT, telephony and other equipment	195.8	177.9	181.3
Total product revenue	$217.6	$201.1	$211.6

16.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2013	2012	2011
Capitalized interest expense	$0.6	$2.7	$3.5
Cash paid (received) for:
Interest	179.5	217.9	211.8
Income taxes, net of refunds	2.8	0.1	(1.2)
Noncash investing and financing activities:
Investment in CyrusOne resulting from deconsolidation	509.7	—	—
Accrual of CyrusOne dividends	7.1	—	—
Acquisition of property by assuming debt and other financing arrangements	7.6	19.9	49.7
Acquisition of property on account	13.3	30.7	22.8
Accrued CyrusOne stock issuance costs	—	2.2	—

Form 10-K Part II	Cincinnati Bell Inc.

17.	Supplemental Guarantor Information - Cincinnati Bell Telephone Notes
CBT, a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $134.5 million in notes outstanding at December 31, 2013 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2013 and 2012 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2013, 2012, and 2011 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$644.2	$669.0	$(56.3)	$1,256.9
Operating costs and expenses	55.4	459.1	634.9	(56.3)	1,093.1
Operating (loss) income	(55.4)	185.1	34.1	—	163.8
Interest expense (income), net	164.3	(2.7)	20.4	—	182.0
Other expense, net	28.2	6.5	4.3	—	39.0
(Loss) income before equity in earnings of subsidiaries and income taxes	(247.9)	181.3	9.4	—	(57.2)
Income tax (benefit) expense	(79.8)	66.1	11.2	—	(2.5)
Equity in earnings of subsidiaries, net of tax	113.4	—	—	(113.4)	—
Net (loss) income	(54.7)	115.2	(1.8)	(113.4)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$115.2	$(1.9)	$(113.4)	$21.7

Net (loss) income	$(54.7)	$115.2	$(1.8)	$(113.4)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net (loss) income applicable to common shareowners	$(65.1)	$115.2	$(1.8)	$(113.4)	$(65.1)

	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$642.8	$893.3	$(62.2)	$1,473.9
Operating costs and expenses	33.9	436.3	795.8	(62.2)	1,203.8
Operating (loss) income	(33.9)	206.5	97.5	—	270.1
Interest expense (income), net	164.8	(1.5)	55.6	—	218.9
Other expense (income), net	11.5	5.9	(2.1)	—	15.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(210.2)	202.1	44.0	—	35.9
Income tax (benefit) expense	(68.3)	73.8	19.2	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	—	—	(153.1)	—
Net income	11.2	128.3	24.8	(153.1)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$128.3	$24.8	$(153.1)	$10.4

Net income	$11.2	$128.3	$24.8	$(153.1)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$128.3	$24.8	$(153.1)	$0.8

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$3.4	$655.8	$860.6	$(57.4)	$1,462.4
Operating costs and expenses	23.6	435.6	801.1	(57.4)	1,202.9
Operating (loss) income	(20.2)	220.2	59.5	—	259.5
Interest expense, net	161.8	3.4	49.8	—	215.0
Other (income) expense, net	(0.9)	7.5	(5.7)	—	0.9
(Loss) income before equity in earnings of subsidiaries and income taxes	(181.1)	209.3	15.4	—	43.6
Income tax (benefit) expense	(56.4)	76.0	5.4	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	—	—	(143.3)	—
Net income	18.6	133.3	10.0	(143.3)	18.6
Other comprehensive loss	(48.8)	—	(0.1)	—	(48.9)
Total comprehensive (loss) income	$(30.2)	$133.3	$9.9	$(143.3)	$(30.3)

Net income	$18.6	$133.3	$10.0	$(143.3)	$18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$133.3	$10.0	$(143.3)	$8.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6
Receivables, net	2.6	—	152.2	—	154.8
Other current assets	4.4	24.1	63.9	(0.7)	91.7
Total current assets	9.1	25.9	216.8	(0.7)	251.1
Property, plant and equipment, net	0.1	706.5	196.2	—	902.8
Investment in CyrusOne	—	—	471.0	—	471.0
Goodwill and intangibles, net	—	2.3	103.8	—	106.1
Investments in and advances to subsidiaries	1,406.6	247.7	—	(1,654.3)	—
Other noncurrent assets	359.1	6.1	178.9	(167.8)	376.3
Total assets	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Current portion of long-term debt	$5.4	$3.9	$3.3	$—	$12.6
Accounts payable	1.5	45.9	42.5	—	89.9
Other current liabilities	67.7	49.4	34.6	0.1	151.8
Total current liabilities	74.6	99.2	80.4	0.1	254.3
Long-term debt, less current portion	1,916.1	141.8	194.7	—	2,252.6
Other noncurrent liabilities	214.5	172.2	59.0	(168.6)	277.1
Intercompany payables	246.4	—	199.7	(446.1)	—
Total liabilities	2,451.6	413.2	533.8	(614.6)	2,784.0
Shareowners’ (deficit) equity	(676.7)	575.3	632.9	(1,208.2)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

	As of December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6
Receivables, net	1.0	—	198.0	—	199.0
Other current assets	3.1	34.4	43.8	(0.4)	80.9
Total current assets	7.9	36.3	259.7	(0.4)	303.5
Property, plant and equipment, net	0.1	646.7	940.6	—	1,587.4
Goodwill and intangibles, net	—	2.3	485.1	—	487.4
Investments in and advances to subsidiaries	1,449.9	228.2	—	(1,678.1)	—
Other noncurrent assets	384.6	6.3	266.3	(163.1)	494.1
Total assets	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Current portion of long-term debt	$—	$3.0	$10.4	$—	$13.4
Accounts payable	1.2	61.7	72.7	—	135.6
Other current liabilities	85.6	50.2	69.7	0.9	206.4
Total current liabilities	86.8	114.9	152.8	0.9	355.4
Long-term debt, less current portion	1,841.7	141.3	693.0	—	2,676.0
Other noncurrent liabilities	383.3	138.6	181.7	(164.4)	539.2
Intercompany payables	228.9	—	276.4	(505.3)	—
Total liabilities	2,540.7	394.8	1,303.9	(668.8)	3,570.6
Shareowners’ (deficit) equity	(698.2)	525.0	647.8	(1,172.8)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$919.8	$1,951.7	$(1,841.6)	$2,872.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(218.1)	$239.0	$57.9	$—	$78.8
Capital expenditures	—	(153.1)	(43.8)	—	(196.9)
Dividends received from CyrusOne	—	—	21.3	—	21.3
Proceeds from sale of assets	—	2.0	—	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(151.1)	(34.3)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(84.3)	(89.9)	—	—
Debt issuance costs	(6.7)	—	—	—	(6.7)
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(3.7)	(5.1)	—	(530.8)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(88.0)	(40.8)	—	87.6
Decrease in cash and cash equivalents	(1.7)	(0.1)	(17.2)	—	(19.0)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6

	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(144.8)	$250.4	$107.1	$—	$212.7
Capital expenditures	—	(108.8)	(258.4)	—	(367.2)
Proceeds from sale of assets	—	1.4	0.2	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(107.4)	(264.4)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(66.0)	(367.6)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(76.5)	(13.9)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(142.5)	172.5	—	109.0
(Decrease) increase in cash and cash equivalents	(65.8)	0.5	15.2	—	(50.1)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2011
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(139.6)	$264.7	$164.8	$—	$289.9
Capital expenditures	—	(106.3)	(149.2)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(106.3)	(149.2)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(156.5)	6.2	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	0.4	—	0.4
Repayment of debt	—	(2.3)	(9.2)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	—	(16.0)	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(158.8)	(18.6)	—	(48.8)
Decrease in cash and cash equivalents	(0.2)	(0.4)	(3.0)	—	(3.6)
Beginning cash and cash equivalents	69.8	1.8	5.7	—	77.3
Ending cash and cash equivalents	$69.6	$1.4	$2.7	$—	$73.7

Form 10-K Part II	Cincinnati Bell Inc.

18.	Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of December 31, 2013, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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
The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2013 and 2012 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2013, 2012, and 2011 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$704.6	$608.6	$(56.3)	$1,256.9
Operating costs and expenses	55.4	667.5	426.5	(56.3)	1,093.1
Operating (loss) income	(55.4)	37.1	182.1	—	163.8
Interest expense, net	164.3	14.9	2.8	—	182.0
Other expense (income), net	28.2	17.4	(6.6)	—	39.0
(Loss) income before equity in earnings of subsidiaries and income taxes	(247.9)	4.8	185.9	—	(57.2)
Income tax (benefit) expense	(79.8)	9.7	67.6	—	(2.5)
Equity in earnings of subsidiaries, net of tax	113.4	0.7	—	(114.1)	—
Net (loss) income	(54.7)	(4.2)	118.3	(114.1)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$(4.2)	$118.2	$(114.1)	$21.7

Net (loss) income	$(54.7)	$(4.2)	$118.3	$(114.1)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net (loss) income applicable to common shareowners	$(65.1)	$(4.2)	$118.3	$(114.1)	$(65.1)

	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$713.4	$822.7	$(62.2)	$1,473.9
Operating costs and expenses	33.9	646.5	585.6	(62.2)	1,203.8
Operating (loss) income	(33.9)	66.9	237.1	—	270.1
Interest expense, net	164.8	7.8	46.3	—	218.9
Other expense (income), net	11.5	9.1	(5.3)	—	15.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(210.2)	50.0	196.1	—	35.9
Income tax (benefit) expense	(68.3)	19.2	73.8	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	(11.8)	—	(141.3)	—
Net income	11.2	19.0	122.3	(141.3)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$19.0	$122.3	$(141.3)	$10.4

Net income	$11.2	$19.0	$122.3	$(141.3)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$19.0	$122.3	$(141.3)	$0.8

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$3.4	$741.6	$774.8	$(57.4)	$1,462.4
Operating costs and expenses	23.6	714.0	522.7	(57.4)	1,202.9
Operating (loss) income	(20.2)	27.6	252.1	—	259.5
Interest expense, net	161.8	9.7	43.5	—	215.0
Other (income) expense, net	(0.9)	9.7	(7.9)	—	0.9
(Loss) income before equity in earnings of subsidiaries and income taxes	(181.1)	8.2	216.5	—	43.6
Income tax (benefit) expense	(56.4)	2.6	78.8	—	25.0
Equity in earnings of subsidiaries, net of tax	143.3	11.1	—	(154.4)	—
Net income	18.6	16.7	137.7	(154.4)	18.6
Other comprehensive loss	(48.8)	—	(0.1)	—	(48.9)
Total comprehensive (loss) income	$(30.2)	$16.7	$137.6	$(154.4)	$(30.3)

Net income	$18.6	$16.7	$137.7	$(154.4)	$18.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$8.2	$16.7	$137.7	$(154.4)	$8.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6
Receivables, net	2.6	7.2	145.0	—	154.8
Other current assets	4.4	60.7	27.3	(0.7)	91.7
Total current assets	9.1	68.2	174.5	(0.7)	251.1
Property, plant and equipment, net	0.1	194.1	708.6	—	902.8
Investment in CyrusOne	—	471.0	—	—	471.0
Goodwill and intangibles, net	—	103.8	2.3	—	106.1
Investments in and advances to subsidiaries	1,406.6	(1.6)	218.2	(1,623.2)	—
Other noncurrent assets	359.1	179.9	5.1	(167.8)	376.3
Total assets	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Current portion of long-term debt	$5.4	$3.0	$4.2	$—	$12.6
Accounts payable	1.5	72.3	16.1	—	89.9
Other current liabilities	67.7	36.9	47.1	0.1	151.8
Total current liabilities	74.6	112.2	67.4	0.1	254.3
Long-term debt, less current portion	1,916.1	87.0	249.5	—	2,252.6
Other noncurrent liabilities	214.5	61.3	169.9	(168.6)	277.1
Intercompany payables	246.4	149.9	33.2	(429.5)	—
Total liabilities	2,451.6	410.4	520.0	(598.0)	2,784.0
Shareowners’ (deficit) equity	(676.7)	605.0	588.7	(1,193.7)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

	As of December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6
Receivables, net	1.0	1.2	196.8	—	199.0
Other current assets	3.1	27.7	50.5	(0.4)	80.9
Total current assets	7.9	29.2	266.8	(0.4)	303.5
Property, plant and equipment, net	0.1	220.9	1,366.4	—	1,587.4
Goodwill and intangibles, net	—	106.4	381.0	—	487.4
Investments in and advances to subsidiaries	1,449.9	506.4	192.5	(2,148.8)	—
Other noncurrent assets	384.6	218.5	54.1	(163.1)	494.1
Total assets	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Current portion of long-term debt	$—	$3.9	$9.5	$—	$13.4
Accounts payable	1.2	90.2	44.2	—	135.6
Other current liabilities	85.6	33.6	86.3	0.9	206.4
Total current liabilities	86.8	127.7	140.0	0.9	355.4
Long-term debt, less current portion	1,841.7	88.4	745.9	—	2,676.0
Other noncurrent liabilities	383.3	90.6	229.7	(164.4)	539.2
Intercompany payables	228.9	160.0	102.6	(491.5)	—
Total liabilities	2,540.7	466.7	1,218.2	(655.0)	3,570.6
Shareowners’ (deficit) equity	(698.2)	614.7	1,042.6	(1,657.3)	(698.2)
Total liabilities and shareowners’ equity (deficit)	$1,842.5	$1,081.4	$2,260.8	$(2,312.3)	$2,872.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(218.1)	$26.2	$270.7	$—	$78.8
Capital expenditures	—	(36.1)	(160.8)	—	(196.9)
Dividends received from CyrusOne	—	21.3	—	—	21.3
Proceeds from sale of assets	—	—	2.0	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(14.8)	(170.6)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(7.4)	(166.8)	—	—
Debt issuance costs	(6.7)	—	—	—	(6.7)
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(4.0)	(4.8)	—	(530.8)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(11.4)	(117.4)	—	87.6
Decrease in cash and cash equivalents	(1.7)	—	(17.3)	—	(19.0)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6

	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(144.8)	$51.3	$306.2	$—	$212.7
Capital expenditures	—	(30.2)	(337.0)	—	(367.2)
Proceeds from sale of assets	—	—	1.6	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(30.2)	(341.6)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(16.9)	(416.7)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(4.6)	(85.8)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(21.5)	51.5	—	109.0
(Decrease) increase in cash and cash equivalents	(65.8)	(0.4)	16.1	—	(50.1)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(139.6)	$120.0	$309.5	$—	$289.9
Capital expenditures	—	(31.2)	(224.3)	—	(255.5)
Proceeds from sale of assets	11.5	—	—	—	11.5
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	10.8	(31.2)	(224.3)	—	(244.7)
Funding between Parent and subsidiaries, net	150.3	(86.6)	(63.7)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	0.4	—	0.4
Repayment of debt	—	(2.3)	(9.2)	—	(11.5)
Common stock repurchase	(10.4)	—	—	—	(10.4)
Other financing activities	(11.3)	—	(16.0)	—	(27.3)
Cash flows provided by (used in) financing activities	128.6	(88.9)	(88.5)	—	(48.8)
Decrease in cash and cash equivalents	(0.2)	(0.1)	(3.3)	—	(3.6)
Beginning cash and cash equivalents	69.8	0.8	6.7	—	77.3
Ending cash and cash equivalents	$69.6	$0.7	$3.4	$—	$73.7

Form 10-K Part II	Cincinnati Bell Inc.

19.     Quarterly Financial Information (Unaudited)

	2013
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$325.7	$312.0	$310.8	$308.4	$1,256.9
Operating income	19.2	46.8	57.7	40.1	163.8
Net (loss) income	(36.7)	0.8	9.3	(28.1)	(54.7)
Basic and diluted (loss) earnings per common share	$(0.19)	$(0.01)	$0.03	$(0.15)	$(0.32)

	2012
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$362.8	$368.2	$368.2	$374.7	$1,473.9
Operating income	81.0	65.2	66.0	57.9	270.1
Net income (loss)	12.6	4.5	3.9	(9.8)	11.2
Basic and diluted earnings (loss) per common share	$0.05	$0.01	$0.01	$(0.06)	$0.00
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center colocation business. Effective January 24, 2013, we no longer consolidate the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment. Due to the change in presentation of CyrusOne, our quarterly and full year results of operations for 2013 are not comparable to 2012.
In the fourth quarter of 2013, the Company redeemed all of the $500.0 million of 8 1/4% Senior Notes due 2017 at a redemption price of 104.125% using proceeds from the Tranche B Term Loan facility that was issued on September 10, 2013. As a result, the Company recorded a debt extinguishment loss of $29.6 million in the fourth quarter of 2013.
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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2013 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2013 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 27, 2014 are as follows:

Name	Age	Title
Theodore H. Torbeck (a)	57	President and Chief Executive Officer
David L. Heimbach	38	Chief Operating Officer
Leigh R. Fox	41	Chief Financial Officer
Christopher J. Wilson	48	Vice President, General Counsel and Secretary
Joshua T. Duckworth	35	Vice President, Investor Relations and Controller

(a) Member of the Board of Directors
Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
THEODORE H. TORBECK, President and Chief Executive Office since February 1, 2013; President and General Manager of Cincinnati Bell Communications Group from September 2010 to February 2013; Chief Executive Officer of The Freedom Group, Inc. from 2008 to August 2010.
DAVID L. HEIMBACH, Chief Operating Officer since November 2013; Chief Operations Officer of Cincinnati Bell Telephone from March 2013 to November 2013; Vice President and General Manager of the Business & Carrier Markets division from November 2010 to March 2013; Vice President of eVolve Business Solutions from December 2008 to November 2010.
LEIGH R. FOX, Chief Financial Officer of the Company since October 2013; Chief Administrative Officer of the Company from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; Vice President of Finance at Cincinnati Bell Technology Solutions Inc. (CBTS) from October 2008 to December 2012.
CHRISTOPHER J. WILSON, Vice President, General Counsel and Secretary of the Company since August 2003.
JOSHUA T. DUCKWORTH, Vice President, Investor Relations and Controller of the Company since July 2013; Assistant Treasurer and Director of Investor Relations for Cincinnati Bell Inc. from August 2012 to July 2013; Assistant Controller for Cincinnati Bell Inc. from August 2010 to August 2012; Senior Manager in Deloitte & Touche LLP's audit practice from October 2004 to August 2010.

Form 10-K Part I	Cincinnati Bell Inc.

Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Form 10-K Part IV	Cincinnati Bell Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated financial statements are included beginning on page 68.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 139. All other schedules are not required under the related instructions or are not applicable.
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

(4.3)
Indenture dated as of March 15, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto, as Guarantors, and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/4% Senior Subordinated Notes due 2018 (Exhibit 4.1 to Current Report on Form 8-K, date of Report March 15, 2010, File No. 1-8519).

(4.4)
Indenture dated as of October 13, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto, as Guarantors, and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/8% Senior Notes due 2020 (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 13, 2010, File No. 1-8519).

(4.5)
Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, date of Report November 30, 1998, File No. 1-8519).

(4.6)
First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.7)
Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company LLC (as successor entity to Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(iii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.8)
Indenture dated as of November 20, 2012, by and among CyrusOne LP, CyrusOne Finance Corp., guarantors party thereto and Wells Fargo Bank, N.A., as Trustee, relating to CyrusOne Inc.'s 6 3/8% Senior Notes due 2022 (Exhibit 4.1 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(4.9)
Registration Rights Agreement dated November 20, 2012, between CyrusOne LP, CyrusOne Finance Corp., the guarantors party thereto and Barclays Capital Inc., as representatives of the initial purchasers (Exhibit 4.2 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(4.10)
Warrant Agreement dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(4.11)
Equity Registration Rights Agreement dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.12)
Purchase Agreement dated as of December 9, 2002, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(x)(1) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.13)
First Amendment to Purchase Agreement dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(x)(2) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.14)
Second Amendment to Purchase Agreement dated as of April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit (4)(c)(x)(3) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-8519).

(4.15)
Third Amendment to Purchase Agreement dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.16)
Fourth Amendment to Purchase Agreement dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.17)
No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10.1)
Credit Agreement dated as of November 20, 2012, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(10.2)
First Amendment to Credit Agreement dated as of September 10, 2013, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 10, 2013, File No. 1-8519).

(10.3)
Annex I to First Amendment to Credit Agreement dated as of September 10, 2013, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 10, 2013, File No. 1-8519).

(10.4)
Credit Agreement dated as of November 20, 2012, among CyrusOne Inc., a Maryland corporation, CyrusOne LP, a Maryland limited partnership, the Lenders party thereto and Deutsche Bank Trust Company Americas (Exhibit 10.2 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(10.5) +	Registration Rights Agreement dated as of January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP, Data Center Investments Holdco LLC and Data Centers South Holdings LLC.
(10.6)
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Center Investments Inc., a Delaware corporation (Exhibit 10.3 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(10.7)
Contribution Agreement dated as of November 20, 2012, by and among CyrusOne LP, a Maryland limited partnership and Data Centers South Inc., a Delaware corporation (Exhibit 10.4 to Current Report on Form 8-K, date of Report November 20, 2012, File No. 1-8519).

(10.8)
Amended and Restated Purchase and Sale Agreement dated as of June 6, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc., as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 6, 2011, File No. 1-8519).

(10.9)
First Amendment to Purchase and Sale Agreement dated as of August 1, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report August 1, 2011, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.10)
Second Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 1, 2012, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report October 1, 2012, File No. 1-8519).

(10.11)
Amended and Restated Receivables Purchase Agreement dated as of June 6, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 6, 2011, File No. 1-8519).

(10.12)
First Amendment to Amended and Restated Receivables Purchase Agreement dated as of August 1, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 1, 2011, File No. 1-8519).

(10.13)
Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 4, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 4, 2012, File No. 1-8519).

(10.14)
Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of October 1, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 1, 2012, File No. 1-8519).

(10.15)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date Report June 3, 2013, File No. 1-8519).

(10.16) +
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 13, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator.

(10.17)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.18)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.19)*	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.20)*	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.21) +	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2013.
(10.22) +	Amendment to Cincinnati Bell Management Pension Plan executed May 16, 2013.
(10.23) +	Amendment to Cincinnati Bell Management Pension Plan executed April 17, 2012.
(10.24) +	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2011.
(10.25) +	Amendment to Cincinnati Bell Pension Plan executed on December 20, 2013.
(10.26) +	Amendment to Cincinnati Bell Pension Plan executed on April 17, 2012.
(10.27) +	Amendment to Cincinnati Bell Pension Plan executed on November 29, 2011.
(10.28)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.29)*
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.30)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.31)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.32)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).
(10.33)*
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 7, 2010, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.34)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.35)*
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.36)*
Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.37)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.38)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).
(10.39)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.40)*
Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(9) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.41)*
Amendment to Amended and Restated Employment Agreement effective as of February 5, 2010, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 5, 2010, File No. 1-8519).

(10.42)*
Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit (10)(iii)(A)(12) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.43)*
Amendment No. 1 to Amended and Restated Employment Agreement effective as of January 27, 2011, between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(10.44)*
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek. (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 23, 2013, File No. 1-8519).

(10.45)*
Amended and Restated Employment Agreement effective January 1, 2005, between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.46)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective July 26, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.47)*
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.48)*	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.49)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Kurt A. Freyberger dated as of August 5, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 5, 2011, File No. 1-8519).

(10.50)*	Consulting Agreement effective September 30, 2013, between Cincinnati Bell Inc. and Kurt A. Freyberger (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 23, 2013, File No. 1-8519).
(10.51)*
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.52)*
Employment Agreement between Cincinnati Bell Inc. and David L. Heimbach dated as of November 20, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported November 20, 2013, File No. 1-8519).

(12.1) +	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
(14)
Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21) +	Subsidiaries of the Registrant.
(23) +	Consent of Independent Registered Public Accounting Firm.
(24) +	Powers of Attorney.

Form 10-K Part IV	Cincinnati Bell Inc.

(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Presentation Linkbase Document.
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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2013	$13.3	$11.3	$—	$12.4	$12.2
Year 2012	$11.6	$13.9	$—	$12.2	$13.3
Year 2011	$14.0	$13.9	$—	$16.3	$11.6

Deferred Tax Valuation Allowance
Year 2013	$56.8	$14.1	$(2.6)	$—	$68.3
Year 2012	$58.4	$(1.7)	$0.1	$—	$56.8
Year 2011	$60.0	$(2.9)	$1.3	$—	$58.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 27, 2014	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	February 27, 2014	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	February 27, 2014
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	February 27, 2014
Phillip R. Cox

Theodore H. Schell*	Director	February 27, 2014
Theodore H. Schell

Russel P. Mayer*	Director	February 27, 2014
Russel P. Mayer

Jakki L. Haussler*	Director	February 27, 2014
Jakki L. Haussler

Craig F. Maier*	Director	February 27, 2014
Craig F. Maier

Alan R. Schriber*	Director	February 27, 2014
Alan R. Schriber

Lynn A. Wentworth*	Director	February 27, 2014
Lynn A. Wentworth

John M. Zrno*	Director	February 27, 2014
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director