Form 10-K/A
period 2013-12-31
CINCINNATI BELL INC
filed 2014-03-07
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1 TO FORM 10-K)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Form 10-K filed by Cincinnati Bell Inc. on February 27, 2014 for the fiscal year ended December 31, 2013. In accordance with Rule 3-09 of SEC Regulation S-X, we are filing this amendment to include the financial statements of our equity method investee, CyrusOne Inc. and subsidiaries and CyrusOne LP and subsidiaries, as of December 31, 2013 (Successor) and 2012 (Predecessor) and for the periods from January 24, 2013 to December 31, 2013 (Successor), January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). The audited financial statements of CyrusOne Inc. and subsidiaries and CyrusOne LP and subsidiaries for these periods are filed in this Form 10-K/A under Item 15 Exhibits and Financial Statement Schedules. In addition to the audited financial statements, new Exhibits 23.1, 23.2, 31.3, 31.4 and 32.3 are being filed pursuant to Commission regulations. Otherwise, this Form 10-K/A does not modify or update the financial position, results of operations, cash flows, disclosures or other information in Cincinnati Bell Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 and does not reflect events occurring after February 27, 2014 (the date the Form 10-K was filed).

PART IV

Page

Item 15. Exhibits and Financial Statement Schedules	5

Signatures	70

Item 15. Exhibits and Financial Statement Schedules

(a)    1. Financial Statements
The consolidated financial statements, as indexed on page 68 of the 2013 Form 10-K, were filed on February 27, 2014.

2. Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts was included on page 139 of the 2013 Form 10-K filed on February 27, 2014. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits
See the exhibits listed under Exhibits on pages 65 - 69 of this Annual Report on Form 10-K/A.

(c)	Pursuant to Rule 3-09 of SEC Regulation S-X, the following information is included herein in this Annual Report on Form 10-K/A:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of CyrusOne Inc.
We have audited the accompanying balance sheets of CyrusOne Inc. and subsidiaries (the “Company”) as of December 31, 2013 (Successor) and 2012 (Predecessor), and the related statements of operations, equity, and cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries at December 31, 2013 (Successor) and 2012 (Predecessor), and the results of their operations and their cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3, the financial statements of the Company as of December 31, 2012 and for the period from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 include allocation of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Company as of December 31, 2012 and for the periods from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 are presented as the “Predecessor” financial statements on a combined basis and the financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Partners of CyrusOne LP
We have audited the accompanying balance sheets of CyrusOne LP and subsidiaries (the “Partnership”) as of December 31, 2013 (Successor) and 2012 (Predecessor), and the related statements of operations, partnership capital, and cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor). Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CyrusOne LP and subsidiaries at December 31, 2013 (Successor) and 2012 (Predecessor), and the results of their operations and their cash flows for the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the years ended December 31, 2012 and 2011 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3, the financial statements of the Partnership as of December 31, 2012 and for the period from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 include allocation of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Partnership as of December 31, 2012 and for the periods from January 1, 2013 to January 23, 2013 and for the years ended December 31, 2012 and 2011 are presented as the “Predecessor” financial statements on a combined basis and the financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 28, 2014

CyrusOne Inc.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	As of December 31, 2013	As of December 31, 2012
Assets
Investment in real estate:
Land	$89.3	$44.5
Buildings and improvements	783.7	722.5
Equipment	190.2	52.4
Construction in progress	57.3	64.2
Subtotal	1,120.5	883.6
Accumulated depreciation	(236.7)	(176.7)
Net investment in real estate	883.8	706.9
Cash and cash equivalents	148.8	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of December 31, 2013 and December 31, 2012, respectively	41.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $55.1 and $38.2 as of December 31, 2013, and December 31, 2012	85.9	102.6
Due from affiliates	0.6	2.2
Other assets	70.3	67.0
Total assets	$1,506.8	$1,210.9
Liabilities and equity
Accounts payable and accrued expenses	$66.8	$37.1
Deferred revenue	55.9	52.8
Due to affiliates	8.5	2.9
Capital lease obligations	16.7	32.2
Long-term debt	525.0	525.0
Other financing arrangements	56.3	60.8
Total liabilities	729.2	710.8
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 21,991,669 shares issued and outstanding at December 31, 2013 (Successor)	0.2	—
Common stock, $.01 par value, 1,000 shares authorized and 100 shares issued and outstanding at December 31, 2012 (Predecessor)	—	—
Additional paid in capital	340.7	7.1
Accumulated deficit	(18.9)	—
Partnership capital	—	493.0
Total shareholders’ equity/Parent’s net investments	322.0	500.1
Noncontrolling interest	455.6	—
Total equity	777.6	500.1
Total liabilities and equity	$1,506.8	$1,210.9
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Successor	Predecessor
			Years Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Revenue	$248.4	$15.1	$220.8	$181.7
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	58.2
Sales and marketing	9.9	0.7	9.7	9.1
General and administrative	26.5	1.5	20.7	12.5
Depreciation and amortization	89.9	5.3	73.4	55.5
Restructuring charges	0.7	—	—	—
Transaction costs	1.3	0.1	5.7	2.6
Transaction-related compensation	—	20.0	—	—
Management fees charged by CBI	—	—	2.5	2.3
Loss on sale of receivables to an affiliate	—	—	3.2	3.5
Asset impairments	2.8	—	13.3	—
Total costs and expenses	219.5	32.4	204.5	143.7
Operating income (loss)	28.9	(17.3)	16.3	38.0
Interest expense	41.2	2.5	41.8	32.9
Other income	(0.1)	—	—	—
Loss on extinguishment of debt	1.3	—	—	1.4
Net (loss) income before income taxes	(13.5)	(19.8)	(25.5)	3.7
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(2.2)
(Loss) income from continuing operations	(15.4)	(20.2)	(20.4)	1.5
(Loss) gain on sale of real estate improvements	(0.2)	—	0.1	—
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Noncontrolling interest in net loss	10.3
Net loss attributed to common shareholders	$(5.3)
Basic weighted average common shares outstanding	20.9
Diluted weighted average common shares outstanding	20.9
Loss per share - basic and diluted	$(0.28)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor	Predecessor
		Year Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89.9	5.3	73.4	55.5
Loss on sale of receivables and other assets	—	—	3.0	3.5
Provision for bad debt write off	0.4	—	0.1	—
Asset impairments	2.8	—	13.3	—
Loss on extinguishment of debt	1.3	—	—	1.4
Noncash interest expense	4.0	0.1	0.3	—
Deferred income tax expense (benefit), including valuation allowance change	0.6	0.3	(4.5)	1.6
Stock-based compensation expense	6.0	0.2	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(15.7)	(9.6)	(24.0)	(3.3)
(Decrease) Increase in accounts payable and accrued expenses	(14.6)	20.5	(0.6)	3.5
(Decrease) Increase in deferred revenues	(0.1)	3.2	3.8	2.3
Increase in payables to related parties	18.4	1.5	—	—
Other	—	0.7	—	—
Net cash provided by operating activities	77.4	2.0	44.5	66.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(48.0)	—	(25.4)	(22.4)
Capital expenditures – other	(172.9)	(7.7)	(202.9)	(95.1)
Proceeds from the sale of assets	—	—	0.2	—
Increase in restricted cash	—	—	(11.1)	—
Release of restricted cash	4.4	1.9	4.8	—
Advances (to) from affiliates	—	—	(18.3)	11.6
Other	(0.2)	—	0.1	0.1
Net cash used in investing activities	(216.7)	(5.8)	(252.6)	(105.8)
Cash flows from financing activities:
Issuance of common stock	360.5	—	—	—
IPO costs	(26.6)	—	—	—
Dividends paid	(31.0)	—	—	—
Borrowings from affiliates, net	—	—	119.8	66.6
Repayment of related party note	—	—	(400.0)	—
Proceeds from issuance of debt	—	—	525.0	—
Payments on capital lease obligations	(5.3)	(0.6)	(9.0)	(7.0)
Payments on financing obligations	(0.7)	—	—	(16.2)
Payment to buyout capital leases	(9.6)	—	—	—

Payment to buyout other financing arrangements	(10.2)	—	—	—
Debt issuance costs	(1.3)	—	(17.2)	—
Contributions from/(distributions to) parent, net	—	0.2	5.4	(7.8)
Other	—	—	—	(0.1)
Net cash provided by (used in) by financing activities	275.8	(0.4)	224.0	35.5
Net increase (decrease) in cash and cash equivalents	136.5	(4.2)	15.9	(4.3)
Cash and cash equivalents at beginning of period	12.3	16.5	0.6	4.9
Cash and cash equivalents at end of period	$148.8	$12.3	$16.5	$0.6
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$40.7	$0.3	$42.4	$33.0
Capitalized interest	1.6	—	2.7	2.6
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	35.8	15.7	7.7	7.6
Acquisition of property by assuming capital lease obligations and other financing arrangements	—	—	11.6	43.7
Assets transferred by parent	—	—	2.0	—
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	203.5	—
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—	—
Dividend payable	10.4	—	—	—
Deferred IPO costs	—	1.7	—	—
Deferred IPO costs reclassified to additional paid in capital	9.5	—	—	—
Reclass of equipment to held for sale	0.3	—	—	—
Noncash additions to fixed assets through other financing arrangements	4.0	—	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock Issued
	Shares	Amount	Accumulated Deficit	Paid-In Capital	Partnership Capital	Divisional Control	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
Balance as of January 1, 2011	—	$—	$—	$—	$—	$317.8	$317.8	$—	$—
Net income	—	—	—	—	—	1.5	1.5	—	—
Distribution to parent	—	—	—	—	—	(7.8)	(7.8)	—	—
Balance as of December 31, 2011	—	$—	$—	$—	$—	$311.5	$311.5	$—	$—
Divisional Control Transfer	—	—	—	—	311.5	(311.5)	—	—	—
Net loss	—	—	—	—	(20.3)	—	(20.3)	—	—
Issuance of common stock (100 shares at $ .01 par value)	—	—	—	—	—	—	—	—	—
Issuance of partnership units	—	—	—	—	—	—	—	—	—
Contributions from Parent related to settlement of intercompany balances	—	—	—	7.1	196.4	—	203.5	—	—
Other contributions from Parent, net	—	—	—	—	5.4	—	5.4	—	—
Balance as of December 31, 2012	—	$—	$—	$7.1	$493.0	$—	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	—	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	—	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	—	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	—	(7.1)	(493.7)	—	(500.8)	500.8	—
Common stock issued	19.0	0.2	—	336.9	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	—	7.1	—	—	7.1	(7.1)	—
IPO costs	—	—	—	(9.5)	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.1	—	—	—	—	—	—	—	—
Net loss – January 24, 2013 to December 31, 2013	—	—	(15.6)	—	—	—	(15.6)	—	(15.6)
Noncontrolling interest allocated net loss	—	—	10.3	—	—	—	10.3	(10.3)	—
Stock based compensation	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared, $0.64 per share	—	—	(13.6)	—	—	—	(13.6)	(27.8)	(41.4)
Balance as of December 31, 2013	22.0	$0.2	$(18.9)	$340.7	$—	$—	$322.0	$455.6	$777.6
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED BALANCE SHEETS
(dollars in millions)

	Successor	Predecessor
	As of December 31, 2013	As of December 31, 2012
Assets
Investment in real estate:
Land	$89.3	$44.5
Buildings and improvements	783.7	722.5
Equipment	190.2	52.4
Construction in progress	57.3	64.2
Subtotal	1,120.5	883.6
Accumulated depreciation	(236.7)	(176.7)
Net investment in real estate	883.8	706.9
Cash and cash equivalents	148.8	16.5
Rent and other receivables, net of allowance for doubtful accounts of $0.5 and $0.3 as of December 31, 2013, and December 31, 2012, respectively	41.2	33.2
Restricted cash	—	6.3
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $55.1 and $38.2 as of December 31, 2013, and December 31, 2012	85.9	102.6
Due from affiliates	0.6	2.2
Other assets	70.3	59.1
Total assets	$1,506.8	$1,203.0
Liabilities and parent’s net investment
Accounts payable and accrued expenses	$66.8	$36.3
Deferred revenue	55.9	52.8
Due to affiliates	8.5	2.9
Capital lease obligations	16.7	32.2
Long-term debt	525.0	525.0
Other financing arrangements	56.3	60.8
Total liabilities	729.2	710.0
Commitment and contingencies
Parent’s net investment:
Partnership capital	777.6	493.0
Total liabilities and partnership capital	$1,506.8	$1,203.0
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(dollars in millions)

	Successor	Predecessor
			Years Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Revenue	$248.4	$15.1	$220.8	$181.7
Costs and expenses:
Property operating expenses	88.4	4.8	76.0	58.2
Sales and marketing	9.9	0.7	9.7	9.1
General and administrative	26.5	1.5	20.7	12.5
Depreciation and amortization	89.9	5.3	73.4	55.5
Restructuring charges	0.7	—	—	—
Transaction costs	1.3	0.1	5.7	2.6
Transaction-related compensation	—	20.0	—	—
Management fees charged by CBI	—	—	2.5	2.3
Loss on sale of receivables to an affiliate	—	—	3.2	3.5
Asset impairments	2.8	—	13.3	—
Total costs and expenses	219.5	32.4	204.5	143.7
Operating income (loss)	28.9	(17.3)	16.3	38.0
Interest expense	41.2	2.5	41.8	32.9
Other income	(0.1)	—	—	—
Loss on extinguishment of debt	1.3	—	—	1.4
Net (loss) income before income taxes	(13.5)	(19.8)	(25.5)	3.7
Income tax (expense) benefit	(1.9)	(0.4)	5.1	(2.2)
(Loss) income from continuing operations	(15.4)	(20.2)	(20.4)	1.5
(Loss) gain on sale of real estate improvements	(0.2)	—	0.1	—
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5

The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Successor	Predecessor
		Year Ended December 31,
	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(15.6)	$(20.2)	$(20.3)	$1.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89.9	5.3	73.4	55.5
Loss on sale of receivables and other assets	—	—	3.0	3.5
Provision for bad debt write off	0.4	—	0.1	—
Asset impairments	2.8		13.3	—
Loss on extinguishment of debt	1.3	—	—	1.4
Noncash interest expense	4.0	0.1	0.3	—
Deferred income tax expense (benefit), including valuation allowance change	0.6	0.3	(4.5)	1.6
Stock-based compensation expense	6.0	0.2	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(15.7)	(9.6)	(16.1)	(3.3)
(Decrease) increase in accounts payable and accrued expenses	(14.6)	20.5	(1.4)	3.5
(Decrease) increase in deferred revenues	(0.1)	3.2	3.8	2.3
Increase (decrease) in payables to related parties	18.4	1.5	—	—
Other	—	0.7	—	—
Net cash provided by operating activities	77.4	2.0	51.6	66.0
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	(48.0)	—	(25.4)	(22.4)
Capital expenditures – other	(172.9)	(7.7)	(202.9)	(95.1)
Proceeds from the sale of assets	—	—	0.2	—
Increase in restricted cash	—	—	(11.1)	—
Release of restricted cash	4.4	1.9	4.8	—
Advances (to) from affiliates	—	—	(18.3)	11.6
Other	(0.2)	—	0.1	0.1
Net cash used in investing activities	(216.7)	(5.8)	(252.6)	(105.8)
Cash flows from financing activities:
Issuance of partnership units	333.9	—	—	—
Distributions paid	(31.0)	—	—	—
Borrowings from affiliates, net	—	—	119.8	66.6
Repayment of related party note	—	—	(400.0)	—
Proceeds from issuance of debt	—	—	525.0	—
Payments on capital lease obligations	(5.3)	(0.6)	(9.0)	(7.0)
Payments on financing obligations	(0.7)	—	—	(16.2)
Payments to buyout capital leases	(9.6)	—	—	—

Payment to buyout other financing arrangements	(10.2)	—	—	—
Debt issuance costs	(1.3)	—	(17.2)	—
Contributions to/(distributions from) parent, net	—	0.2	(1.7)	(7.8)
Other	—	—	—	(0.1)
Net cash provided by (used in) by financing activities	275.8	(0.4)	216.9	35.5
Net increase (decrease) in cash and cash equivalents	136.5	(4.2)	15.9	(4.3)
Cash and cash equivalents at beginning of period	12.3	16.5	0.6	4.9
Cash and cash equivalents at end of period	$148.8	$12.3	$16.5	$0.6
Supplemental disclosures
Cash paid for interest, net of amount capitalized	$40.7	$0.3	$42.4	$33.0
Cash paid for interest	1.6	—	2.7	2.6
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	35.8	15.7	7.7	7.6
Acquisitions of property by assuming capital lease obligations and other financing arrangements	—	—	11.6	43.7
Contribution receivable from Parent related to transaction-related compensation	—	19.6	—	—
Distribution payable	10.4	—	—	—
Other contributions from Parent	1.3	1.7	—	—
Non-cash distribution to CyrusOne Inc.	2.4	—	—	—
Assets transferred to Parent	—	—	2.0	—
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	196.4	—
Reclass of equipment to held for sale	0.3	—	—	—
Noncash additions to fixed assets through other financing arrangements	4.0	—	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERSHIP CAPITAL
(in millions)

	Partnership Units	Partnership Capital	Divisional Control
Balance January 1, 2011	$—	$—	$317.8
Net Income	—	—	1.5
Distribution to CBI	—	—	(7.8)
Balance December 31, 2011	$—	$—	$311.5
Divisional Control Transfer from CBI	—	311.5	(311.5)
Net Loss	—	(20.3)	—
Issuance of Partnership units	123.6	—	—
Contributions from CBI related to settlement of intercompany balances	—	196.4	—
Other contributions from Parent, net	—	5.4	—
Balance December 31, 2012	$123.6	$493.0	$—
Net loss—January 1, 2013, to January 23, 2013	—	(20.2)	—
Contributions from Parent—transaction-compensation expense reimbursement	—	19.6	—
Other contributions from Parent	—	1.3	—
Distribution to CyrusOne Inc.	—	(2.4)	—
Partnership reverse unit split 2.8 to 1	(79.5)	—	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—	—
Partnership units issued to CyrusOne Inc.	22.0	337.1	—
Compensation expense of CyrusOne Inc. allocated to Partnership	—	6.2	—
Net loss—January 24, 2013, to December 31, 2013	—	(15.6)	—
Partnership distributions declared	—	(41.4)	—
Balance at December 31, 2013	$64.6	$777.6	$—

The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “Operating Partnership”) and the subsidiaries of the Operating Partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier neutral data centers. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate 25 data centers located in the United States, United Kingdom and Singapore.

CyrusOne’s operations are primarily conducted through the Operating Partnership. CyrusOne will elect to qualify as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended, for the taxable year ended December 31, 2013.

2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities. The accompanying combined financial statements of CyrusOne for such periods represent the data center assets and operations owned by Cincinnati Bell, Inc. (“CBI”) and, unless the context otherwise requires, its consolidated subsidiaries which historically have been maintained in various legal entities, some of which had significant unrelated business activities. The accompanying financial statements for such periods have been “carved out” of CBI’s consolidated financial statements and reflect significant assumptions and allocations. The combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had these operations been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.

On November 20, 2012, the Operating Partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123,688,687 operating partnership units to CBI.

On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19.0 million shares for $337.1 million, net of underwriters' discounts. At that time the Operating Partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million Operating Partnership units. In addition, CBI exchanged approximately 1.5 million of its Operating Partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million or 33.9% of the Operating Partnership’s units for $337.1 million and,through CyrusOne GP, assumed the controlling interest in the Operating Partnership. CBI retained a noncontrolling interest in the Operating Partnership of 66.1%.

As of December 31, 2013, the total number of outstanding partnership units was 64.6 million, and CBI holds a 65.9% ownership in the Operating Partnership.

3. Basis of Presentation
The accompanying financial statements as of December 31, 2012 and for the period ended January 23, 2013 and the years ended December 31, 2012 and 2011, were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements as of December 31, 2013 and for the period from January 24, 2013 to December 31, 2013 are prepared on a consolidated basis and are presented as the “Successor” financial statements.

In addition, the accompanying consolidated and combined balance sheets reflect a reclassification of certain financial statement accounts. We have combined 'other liabilities' with 'accounts payable and accrued expenses' as of December 31, 2012 and 2011 to conform to the 2013 presentation. We believe combining them more accurately reflects the nature of these accounts.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees. Actual results may differ from these estimates and assumptions.
Investments in Real Estate—Investments in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements, which extend an asset’s useful life or increase its functionality, are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.

When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell, and our associated obligation is recorded as construction in progress. As construction progresses, the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term. As of December 31, 2013, and 2012, leased assets, where we are deemed the accounting owner, were $56.3 million and $60.8 million, respectively. The associated obligation is presented as other financing arrangements in the accompanying consolidated and combined balance sheets.
When we are not deemed the accounting owner, we further evaluate leased real estate to determine whether the lease should be classified as a capital or operating lease. One of the following four characteristics must be present to classify a lease as a capital lease: (i) the lease transfers ownership of the property to the lessee by the end of the lease term, (ii) the lease contains a bargain purchase option, (iii) the lease term is equal to 75% or more of the estimated economic life of the leased property or (iv) the net present value of the lease payments are at least 90% of the fair value of the leased property. As of December 31, 2013, and 2012, capital lease assets included in investment in real estate were $40.8 million and $61.4 million, respectively.
Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2013, 2012, and 2011 was $1.6 million, $2.7 million, and $2.6 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from 9 to 48 years for buildings, 3 to 25 years for building improvements, and 3 to 5 years for equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
Management reviews the carrying value of long-lived assets, including intangible assets with finite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Examples of such indicators may include a significant adverse change in the extent to which or manner in which the property is being used, an accumulation of costs significantly in excess of the amount originally expected for acquisition or development, or a history of operating or cash flow losses. When such indicators exist, we review an estimate of the undiscounted future cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition and compare such amount to its carrying amount. We consider factors such as future operating income, leasing demand, competition and other factors. If our undiscounted net cash flows indicate that we are unable to recover the carrying value of the asset, an impairment loss is recognized. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the years ended December 31, 2013 and 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairments were recognized in 2011.
Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held in financial institutions and other non-restricted highly liquid short-term investments with original maturities at acquisition of three months or less.
Restricted Cash—Restricted cash consists of funds held in escrow to fund construction.
Goodwill—Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business acquisitions. We perform impairment testing of goodwill, at the reporting unit level, on an annual basis or more frequently if indicators of potential impairment exist.
The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. No impairments have been recognized through December 31, 2013.
Long-Lived and Intangible Assets—Intangible assets represent purchased assets that lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combinations with a related contract, asset, or liability. Intangible assets with finite lives consist of trademarks, customer relationships, and a favorable leasehold interest.
For the year ended December 31, 2012, we recognized an impairment of $1.5 million related to the impairment of customer relationships. No such impairment was recognized in 2013 or 2011.
Receivables—Receivables consist principally of trade receivables from customers, are generally unsecured and are due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at December 31, 2013. There were two customers that exceeded 10% of the Company’s outstanding accounts receivables balance at December 31, 2012.

Prior to October 1, 2012, we sold most of our trade and other accounts receivable without recourse to Cincinnati Bell Funding LLC (“CBF”), a bankruptcy-remote subsidiary of CBI, at a 2.5% discount to the receivables’ face value. Cincinnati Bell Technology Solutions ("CBTS"), a wholly-owned subsidiary of CBI, and Cyrus Networks LLC (“Cyrus Networks”) began selling their receivables to CBF in March 2009 and June 2011, respectively. The transfer of these assets qualified as a sale pursuant to Accounting Standards Codification (“ASC”) 860-10, Transfers of Financial Assets, as these receivables had been isolated from the Predecessor and its creditors. The Predecessor continued to service these receivables and received a fee for this service. Effective October 1, 2012, we terminated our participation in this program.
As of December 31, 2013, receivables were $41.7 million, and the allowance for uncollectible accounts was $0.5 million. The December 31, 2012 receivables were $33.5 million, and the allowance for uncollectible accounts was $0.3 million.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Deferred costs are presented with other assets in the accompanying consolidated and combined balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying consolidated and combined statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense.
Deferred financing costs include costs incurred in connection with issuance of debt and the revolving credit agreement. These financing costs are capitalized and amortized over the term of the debt or revolving credit agreement and are included as a component of interest expense.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Other Financing Arrangements—Other financing arrangements represent leases of real estate where we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our consolidated and combined balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheets. As of December 31, 2013 and 2012, straight-line rents receivable was $25.5 million and $14.5 million, respectively.
Some of our leases are structured on a full-service gross basis in which the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon actual usage which is separately metered. In both cases, this revenue is presented on a gross basis in the accompanying consolidated and combined statements of operations. Power is generally billed one month in arrears, and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2013 and 2012, deferred revenue was $55.9 million and $52.8 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were insignificant for the year ended December 31, 2013.
Property Operating Expenses—Property operating expenses generally consist of electricity, salaries and benefits of data center operations personnel, real estate taxes, security, rent, insurance and other site operating and maintenance costs.

General and Administrative Expenses —General and administrative expenses consist of salaries and benefits of senior management and support functions, legal costs and consulting costs.
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising are expensed as incurred and amounted to $2.1 million for the period ended December 31, 2013, $0.1 million, for the period ended January 23, 2013, and $2.9 million and $1.4 million for the year ended December 31, 2012 and 2011, respectively.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Depreciation expense was $70.3 million for the period ended December 31, 2013, $4.1 million for the period ended January 23, 2013, and $54.5 million and $39.1 million for the year ended December 31, 2012 and 2011, respectively.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions, over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to 15 years. The favorable leasehold interest is being amortized over the remaining lease term of 56 years. Deferred leasing costs are amortized over three to five years. Amortization expense was $19.6 million for the period ended December 31, 2013, $1.2 million for the period ended January 23, 2013, and $18.9 million and $16.4 million for the year ended December 31, 2012 and 2011, respectively.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a REIT and potential business combinations. Transaction costs are expensed as incurred.
Restructuring Charges—Restructuring charges are a result of programs planned and controlled by management that materially changes either the scope of business undertaken or the manner in which that business is conducted. The 2013 restructuring charges were incurred as a result of moving certain administrative functions to the Company's corporate office. There were no such charges in 2012 or 2011.
Transaction-Related Compensation—During the period ended January 23, 2013, the Company received an allocated compensation charge from CBI of $20.0 million for the settlement of its long-term incentive plan associated with the completion of the IPO. The amount was determined by CBI and allocated to CyrusOne Inc. on January 23, 2013, and reflected as expense and contributed capital in the respective period.
Operating and Transactional Taxes—Certain operating taxes, such as property, sales, use and value added taxes, are reported as expenses in operating income. These taxes are not included in income tax expense because the amounts to be paid are not dependent on the level of income generated. We also record operating expenses for the establishment of liabilities related to certain operating tax audit exposures. These liabilities are established based on our assessment of the probability of payment. Upon resolution of an audit, any remaining liability not paid is released and increases operating income.
Income Taxes—The Company was included in CBI’s consolidated Texas tax return for all Predecessor periods. In the accompanying financial statements, the Predecessor periods reflect income taxes as if the Company was a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. will elect to be taxed as a REIT under the Code, as amended, by making our REIT election upon the filing of our 2013 REIT federal income tax return. Provided we qualify for taxation as a REIT and continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the Operating Partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent there is taxable income.
Deferred income taxes are recognized in certain entities. Deferred income taxes are provided for temporary differences in the bases between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2010 and we have no liabilities for uncertain tax positions as of December 31, 2013.
Foreign Currency Translation and Transactions—The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of other comprehensive (loss) income. Gains or losses from foreign currency transactions are included in determining net income.
Comprehensive Income (Loss)—Comprehensive income (loss) represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive income (loss) comprises all components of net income and all components of other comprehensive income. As components of other comprehensive income (loss) were immaterial for all periods presented, comprehensive income (loss) is not presented. Comprehensive income (loss) was equal to our net income (loss) in 2013, 2012 and 2011.
Earnings per Share—For all periods subsequent to January 23, 2013, we present earnings per share (“EPS”) data. Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of stock options, restricted stock and share unit awards and convertible subordinated notes outstanding during the period, when such instruments are dilutive.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.
Business Combinations—In accounting for business combinations, we apply the accounting requirements of ASC 805, Business Combinations, which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzed a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. Acquisition costs are expensed as incurred.
Related Party Transactions—CBI provided us with a variety of services. Cost allocation methods which were employed to determine the costs to be recognized in the accompanying combined financial statements included the following:
•Specific identification—Applied when amounts were specifically identifiable to our operations.
•Reasonable allocation method—When amounts were not clearly or specifically identifiable to our operations, management applied a reasonable allocation method.
Insurance Programs—CBI provided the Predecessor with coverage for certain employee health care benefits as well as losses incurred related to general liability, workers’ compensation and automobile claims. CBI has purchased third-party insurance policies for these risks and is self-insured up to certain limits. Our portion of CBI’s self-insured insurance expense has been determined based on its historical experience of paid claims. Since the completion of our IPO, we have adopted our own insurance policy program through third party providers.
Stock-Based Compensation—For all the Predecessor periods presented, some of our employees participated in CBI’s stock-based compensation plans. CBI valued all share-based payments to employees at fair value on the date of grant and expensed this amount over the applicable vesting period. The fair value of stock options and stock appreciation rights was determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and expected dividends. The fair value of stock awards was based upon the closing market price of CBI’s common stock on the date of grant. For all share-based awards, a forfeiture rate was estimated based upon historical forfeiture patterns. The forfeiture rate reduced the total fair value of the awards that was recognized as compensation expense. For graded vesting awards, CBI’s policy was to recognize compensation expense on a straight-line basis over the vesting period. Certain employees were granted awards, which were indexed to the change in CBI’s common stock price. The accompanying consolidated and combined financial statements include an allocation of stock-based compensation costs for awards granted to our employees. Upon completion of the IPO, all awards held by our employees were either terminated and settled by CBI or vesting was accelerated.

In conjunction with the IPO, our Board of Directors adopted the 2012 Long-Term Incentive Plan (“LTIP Plan”). The LTIP Plan is administered by the Board of Directors, or the plan administrator. Awards issuable under the LTIP Plan include common stock, restricted stock, stock options and other incentive awards. The awards under the LTIP Plan include the following:

Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's board of directors in conjunction with CyrusOne's IPO. These restricted shares will generally vest at the end of three years with a per share grant price of $19.

Performance and Market Based Awards - On April 17, 2013, the Company issued performance and market based awards in the form of options and restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards. See Note 16 for additional details relating to these awards.

Compensation expense for these awards will be recognized over the vesting period.

Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Level 1—Observable inputs for identical instruments such as quoted market prices;
Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and
Level 3—Unobservable inputs that reflect our determination of assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available, including our own data.
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's CEO, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable operating segment.

5. Recently Issued Accounting Standards

In February, 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	Successor			Predecessor
	December 31, 2013			December 31, 2012
(Dollars in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$107.6	$11.0	$0.9	$108.7	$0.8
Parkway Dr., Mason, OH (Mason)	—	20.2	0.6	—	20.2	0.4
Industrial Rd., Florence, KY (Florence)	2.2	41.4	2.4	—	46.8	0.5
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	—
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.6	—	49.9	2.1
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	—	—	3.2	—
Springer St., Lombard, IL (Lombard)	0.7	4.6	0.2	—	2.6	—
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.2	—	3.3	0.1
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	71.7	2.2	4.0	71.0	1.1
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	—	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	39.4	3.3	87.8	12.0
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.4	15.8	—	—	—
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	—	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.4	13.3	—	66.0	6.6
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.6	0.8
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	77.0	20.3	—	76.0	9.6
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.2
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.3
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	42.6	34.8	16.1	34.6	5.0
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.1	—	0.1	—
North Freeway, Houston, TX (Greenspoint)	—	1.3	0.4	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix)	15.0	55.7	11.7	15.0	38.7	6.8
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	29.5	4.6	30.8	4.7
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.1	1.7	—	22.7	0.6
Kestral Way (London)	—	34.8	0.7	—	17.1	0.3
Jurong East (Singapore)	—	9.4	0.1	—	9.7	0.1
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	—	—	—
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	—	—	—
Total	$89.3	$783.7	$190.2	$44.5	$722.5	$52.4

Construction in progress was $57.3 million and $64.2 million as of December 31, 2013 and December 31, 2012, respectively. We continue to have high amounts of construction in progress as we continue to build data center facilities.
For the year ended December 31, 2013, we made various land acquisitions. We purchased 33 acres of land in Houston (Houston West 3) for $18.2 million, 22 acres of land for $6.7 million in San Antonio (San Antonio 2), 22 acres of land for $7.9 million in Austin (Austin Met 3), and 14 acres of land for $6.9 million in Virginia (Northern VA).
We executed our lease buyout options and purchased the Springer Street, Lombard, IL (Lombard) and Industrial Road, Florence, KY (Florence) data center facilities for total purchase price of $5.5 million and $10.5 million, respectively, and extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million.
The extinguishment resulted in the settlement of the related financing lease obligation for Austin 2 of $8.9 million, acquisition of land of $2.0 million and a loss on extinguishment of debt of $1.3 million.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Upon completion of the buyout of the Lombard and Florence capital leases, the gross basis of each acquired asset was reset to the net carrying value of the leased assets and the depreciable life was extended to 25 years consistent with our policy for depreciating buildings. The amounts of these adjustments for Lombard and Florence were $0.1 million and $7.9 million, respectively.
Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the years ended December 31, 2013 and 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairment was recognized in 2011.

7. Goodwill, Intangible and Other Long-Lived Assets
Goodwill and intangible assets were recognized in connection with the acquisition of Cyrus Networks as well as prior acquisitions. The carrying amount of goodwill was $276.2 million as of December 31, 2013 and 2012.
Summarized below are the carrying values for the major classes of intangible assets:

		Successor			Predecessor
(Dollars in millions)		December 31, 2013			December 31, 2012
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	15	$129.7	$(53.1)	$76.6	$129.5	$(36.8)	$92.7
Trademark	15	7.4	(1.8)	5.6	7.4	(1.2)	6.2
Favorable leasehold interest	56	3.9	(0.2)	3.7	3.9	(0.2)	3.7
Total		$141.0	$(55.1)	$85.9	$140.8	$(38.2)	$102.6
During the second quarter of 2012, management identified impairment indicators for a customer relationship intangible and other long-lived assets primarily related to the GramTel acquisition. We performed step one of the impairment tests for these assets utilizing cash flow estimates from the most recent long-term business plan and other updated assumptions. The results of these tests indicated a potential impairment loss for each of these asset groups.
Management engaged a third-party valuation specialist to assist with our estimation of the fair value of these assets. Management estimated the fair value of the customer relationship using the income approach, which discounted the expected earnings attributable to current customer contracts, and includes estimates of future expenses, capital expenditures and an appropriate discount rate.
Management also estimated the fair value of other long-lived assets, primarily leasehold improvements, using an income approach based on projected discounted future cash flows using estimates of future revenues and expenses, projected capital expenditures and an appropriate discount rate. During 2012, the fair value of the customer relationship intangible was estimated by management to be $2.8 million resulting in an asset impairment of $1.5 million. Management estimated the fair value of other long-lived assets, primarily leasehold improvements, at $2.4 million resulting in an impairment loss of $11.8 million. There were no intangible asset impairments for the year ended December 31, 2013 or 2011.
Amortization expense for acquired intangible assets subject to amortization was $15.9 million, $1.0 million, $16.4 million and $15.5 million for the periods ended December 31, 2013 and January 23, 2013, and the years ended December 31, 2012 and 2011, respectively.
The following table presents estimated amortization expense for 2014 through 2018:

(Dollars in millions)
2014	$16.9
2015	14.6
2016	11.6
2017	9.5
2018	7.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

8. Sale of Accounts Receivable
Prior to October 1, 2012, we sold most of our receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program and previously derecognized receivables of $25.9 million were transferred back to us. Prior to such date, all excess cash was transferred to CBI’s corporate cash accounts on a periodic basis.

	Predecessor
	For the years ended December 31,
(Dollars in millions)	2012	2011
Receivables sold, net	$127.8	$137.5
Proceeds upon sale	124.6	134.0
Loss on sale	3.2	3.5
Servicing fees received	0.1	0.1

9. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated and combined financial statements consist of the following:

	Successor	Predecessor
(dollars in millions)	December 31, 2013	December 31, 2012
Revolving credit agreement	$—	$—
Capital lease obligations	16.7	32.2
6 3/8% Senior Notes due 2022	525.0	525.0
Other financing arrangements	56.3	60.8
Total	$598.0	$618.0
Revolving credit agreement—On November 20, 2012, we entered into a credit agreement (the “Credit Agreement”) which provides for a $225 million senior secured revolving credit facility, with a sublimit of $50 million for letters of credit and a $30 million sublimit for swingline loans. The Credit Agreement has a maturity date of November 20, 2017. Borrowings under the Credit Agreement will be used for working capital, capital expenditures and other general corporate purposes of CyrusOne LLC, the operating subsidiary of CyrusOne LP, the borrower, and the other subsidiaries of CyrusOne, including for acquisitions, dividends and other distributions permitted thereunder. Letters of credit will be used for general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin is based on our Total Net Leverage Ratio, as defined in the Credit Agreement, and ranges between 3.25% and 3.75% for LIBOR rate advances and 2.25% and 2.75% for base rate advances. As of December 31, 2013, the applicable margin was 3.25% for LIBOR rate advances and 2.25% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.

Borrowings under the Credit Agreement are guaranteed by CyrusOne Inc., CyrusOne GP, CyrusOne Finance Corp., CyrusOne LLC, CyrusOne TRS Inc, and CyrusOne Foreign Holdings LLC. The obligations under the Credit Agreement are secured by, subject to certain exceptions, the capital stock of certain of our subsidiaries, certain intercompany debt and the tangible and other intangible assets of us and certain of our subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make certain dividends and related distributions, prepay certain debt, engage in affiliate transactions, enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions, amend the organizational documents and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain a certain secured net leverage ratio, ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding the limitations set forth above, we will be permitted, subject to the terms and conditions of the Credit Agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our adjusted funds from operations (as defined in the Credit Agreement) for any period.
The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, certain change of control events and loss of REIT status following a REIT election by us. Notwithstanding the foregoing, our revolving credit facility restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax.
As of December 31, 2013 and 2012, there were no borrowings on the Credit Agreement.
We pay commitment fees for the unused amount of borrowings on the Credit Agreement and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.50% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the Credit Agreement were $1.1 million in 2013 and insignificant in 2012.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $6.3 million, $0.3 million, $7.4 million and $5.4 million for the periods ended December 31, 2013, and January 23, 2013, and years ended 2012 and 2011, respectively.
Related party note due on demand—Prior to November 20, 2012, we participated in CBI’s centralized cash management program. On a daily basis, all excess cash was transferred to CBI’s corporate cash accounts. Likewise, substantially all funds to finance our operations and capital expenditures were funded by CBI. Advances and borrowings between affiliates were governed by an intercompany cash management note. Borrowings were unsecured. On November 20, 2012, we repaid $80 million on this note, and the remaining amount outstanding were settled with an equity contribution to CyrusOne LP.
6 3/8% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6 3/8% Senior Notes due 2022 (“6 3/8% Senior Notes”). The 6 3/8% Senior Notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6 3/8% Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6 3/8% Senior Notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6 3/8% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuer that does not guarantee the Senior Notes. The 6 3/8% Senior Notes bear interest at a rate of 6 3/8% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The indenture governing the 6 3/8% Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, our indenture restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness, in each case subject to certain qualifications set forth in the indenture.
The 6 3/8% Senior Notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6 3/8% Senior Notes at a redemption price equal to 100% of the principal amount of the 6 3/8% Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at our option, redeem some or all of the 6 3/8% Senior Notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6 3/8% Senior Notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6 3/8% Senior Notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
Other financing arrangements—Other financing arrangements represent leases of real estate in which we are involved in the construction of structural improvements to develop buildings into data centers. When we bear substantially all the construction period risk, such as managing or funding construction, we are deemed to be the accounting owner of the leased property and, at the lease inception date, we are required to record at fair value the property and associated liability on our balance sheet. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations.
On June 18, 2013, we extinguished our Metropolis Drive, Austin, TX (Austin 2) data center facility related financing lease obligation for $12.2 million. See Note 6 for further discussion.
In 2011, we terminated the financing obligation for Westway Park Blvd., Houston, TX (Houston West 1) by purchasing the property from the former lessor. The Predecessor recognized a loss on extinguishment of debt of $1.4 million upon the termination of this arrangement.
The following table summarizes our annual minimum payments associated with our other financing arrangements for the five years subsequent to December 31, 2013, and thereafter:

(Dollars in millions)
2014	$5.7
2015	5.8
2016	5.9
2017	6.0
2018	6.1
Thereafter	28.1
Total financing arrangements	$57.6
The following table summarizes annual principal maturities of our 6 3/8% Senior Notes due 2022 and capital leases for the five years subsequent to December 31, 2013, and thereafter:

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

		Capital Leases
(Dollars in millions)	6 3/8% Senior Notes	Interest Payments	Principal Payment	Total Capital Leases	Total Debt
2014	$—	$1.4	$1.5	$2.9	$1.5
2015	—	1.2	1.2	2.4	1.2
2016	—	1.0	1.6	2.6	1.6
2017	—	0.8	0.4	1.2	0.4
2018	—	0.7	0.7	1.4	0.7
Thereafter	525.0	1.4	4.8	6.2	529.8
Total debt	$525.0	$6.5	$10.2	$16.7	$535.2
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the Credit Agreement and 6 3/8% Senior Notes due 2022. As of December 31, 2013, and 2012, deferred financing costs totaled $14.1 million and $16.9 million, respectively. Deferred financing costs are amortized using the effective interest method over the term of the related indebtedness. Amortization of deferred financing costs, included in interest expense in the consolidated and combined statements of operations, totaled $4.0 million and $0.1 million for the periods ended December 31, 2013, and January 23, 2013, respectively, and $0.3 million in 2012 with no such costs in 2011.
Debt Covenants —The indenture governing the Senior Notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit agreement facility shall be treated as unsecured indebtedness.
The revolving credit agreement requires us to maintain a certain secured net leverage ratio, ratio of EBITDA to fixed charges and ratio of total indebtedness to gross asset value, in each case on a consolidated basis. Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the revolving credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our AFFO (as defined in the Credit Agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its revolving credit agreement. In order to continue to have access to the amounts available to it under the revolving credit agreement, the Company must remain in compliance with all covenants.
As of December 31, 2013, the Company was in compliance with all covenants.

10. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	Successor		Predecessor
	December 31, 2013		December 31, 2012
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6 3/8% Senior Notes due 2022	525.0	539.4	525.0	547.3
Other financing arrangements	56.3	63.8	60.8	69.5
The fair value of our Senior Notes as of December 31, 2013, was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The estimated fair value of our Senior Notes on December 31, 2012, was based on the market price of similar notes at that time, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements at December 31, 2013 and December 31, 2012, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.
Non-recurring fair value measurements
Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The measured fair value used in 2013 and 2012 related impairment charges is summarized below:

(dollars in millions)	December 31, 2013	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2013 Impairment Loss
Equipment	$0.3	$—	$0.3	$—	$(2.8)
Total Impairment					$(2.8)

	December 31, 2012	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2012 Impairment Loss
Customer relationships	$2.8	$—	$—	$2.8	$(1.5)
Buildings and improvements	2.4	—	—	2.4	(11.8)
Total Impairment					$(13.3)
In the fourth quarter of 2013, we agreed to an offer to purchase equipment which had a net book value of $3.1 million for $0.3 million resulting in a loss of $2.8 million.
In the second quarter of 2012, the customer relationship intangible obtained in our GramTel acquisition was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to current customer contracts, and includes estimates of future expenses and capital expenditures, and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In addition, leasehold improvements and other property at GramTel data centers were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June 30, 2012. The fair value of the assets was written down to the estimated fair value of $2.4 million, resulting in an impairment loss of $11.8 million. The fair value of these assets was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using an income approach. Projected discounted cash flows included estimates regarding future revenues and expenses, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

11. Noncontrolling Interests - Operating Partnership

Noncontrolling interests represent the limited partnership interests in the Operating Partnership held by individuals and entities other than CyrusOne Inc.

The following table shows the ownership interests in the Operating Partnership as of December 31, 2013:

	December 31, 2013
	Number of Units	Percentage of Total
The Company	22.0	34.1%
Noncontrolling interests consist of:
Data Center Investments Holdco*	18.1	28.0%
Data Center South Holdings*	24.5	37.9%
Total	64.6	100.0%
* Both entities are wholly-owned subsidiares of CBI
On August 6, 2012, CyrusOne issued 100 shares of its common stock to CBI for $1,000 in connection with its initial capitalization. During 2012, transaction costs of $7.1 million associated with our initial public offering were paid by CBI and reflected as a contribution from Parent in our financial statements.
Prior to November 20, 2012, the Predecessor was not a separate legal entity and was operated by CBI during the periods presented. At December 31, 2011, divisional control represented CBI’s net investment in the Predecessor. In 2011, the Predecessor distributed $7.8 million to CBI.
At December 31, 2012, partnership capital represented CBI’s net investment in CyrusOne LP. On November 20, 2012, CyrusOne LP received a contribution of interests in the real estate properties from CBI. In exchange, CyrusOne LP issued 123,688,687 operating partnership units to CBI. CBI also assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44,102,556 operating partnership units. On January 24, 2013, CBI exchanged 1,500,000 operating partnership units for common shares of CyrusOne Inc.

12. Stockholders’ Equity and Partnership Capital

On January 24, 2013, CyrusOne Inc. closed its initial public offering of 18,975,000 shares of common stock at a price of $19.00 per share, which included a 2,475,000 share over-allotment option that was exercised by the underwriters. As a result of the initial public offering, CyrusOne Inc. raised a total of $360.5 million in gross proceeds, and retained approximately $337.1 million in net proceeds after deducting underwriting discounts and commissions of $23.4 million. CyrusOne Inc. used the amount of the net proceeds from the offering to purchase approximately 19.0 million of CyrusOne LP’s operating partnership units. In addition, CyrusOne Inc. issued approximately 1.0 million of common shares to directors and employees. Vesting of these shares is contingent upon completion of service. Following the completion of these transactions, CyrusOne Inc. and CyrusOne GP held a combined 33.9% interest in CyrusOne LP, with the remaining 66.1% interest held by CBI.

CyrusOne Inc. and CyrusOne LP stockholders' equity and partnership capital were $780.4 million at December 31, 2013.

We have declared cash dividends on common shares and distributions on operating partnership units for the year ended December 31, 2013 as presented in the table below:

Record date	Payment date	Cash dividend per share or Operating Partnership units
3/29/2013	4/15/2013	$0.16
6/28/2013	7/15/2013	$0.16
9/27/2013	10/15/2013	$0.16
12/27/2013	1/10/2014	$0.16

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

13. Customer Leases
Customer lease arrangements customarily contain provisions that allow either for renewal or continuation on a month-to-month arrangement. Certain leases contain early termination rights. At lease inception, early termination is generally not deemed reasonably assured due to the significant economic penalty incurred by the lessee to exercise its termination right and to relocate its equipment.
The future minimum lease payments to be received under non-cancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

(Dollars in millions)
2014	$145.4
2015	98.7
2016	69.1
2017	44.3
2018	29.7

14. Employee Benefit Plans
Prior to the IPO, some of our shared employees and retirees participated in CBI’s pension and other benefit plans. CBI managed these plans on a combined basis for all its affiliates and funded all plan contributions. Our employees were also eligible to participate in one of two sponsored defined contribution plans. One of these plans was sponsored by CyrusOne and the other by CBI. Employee contributions to these plans were matched by the sponsoring employer. Our direct and allocated contributions to these plans were $0.4 million for each of the years ended December 31, 2012 and 2011.
CyrusOne continues to offer a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was less than $0.5 million for the period ended December 31, 2013, and less than $0.1 million for the period ended January 23, 2013.
In addition, prior to the IPO, some of our shared employees participated in CBI's sponsored health care plans. We were unable to estimate our share of CBI’s liability for claims incurred but not reported or reported but not paid. Our allocated costs of these plans for the years ended December 31, 2012 and 2011, were $0.1 million and $0.8 million, respectively.
After the IPO, our employees participated in health care plans sponsored by CyrusOne, which provided medical, dental, vision and prescription benefits. We incurred $1.6 million and $0.1 million of expenses related to these plans for the periods ended December 31, 2013, and January 23, 2013, respectively. Effective with the completion of the IPO on January 24, 2013, we no longer receive an allocated charge from CBI or participate in CBI's sponsored health care plans.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

15. Loss Per Share
Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. In addition, net loss applicable to participating securities and the related participating securities are excluded from the computation of basic loss per share.
Diluted loss per share is calculated using the weighted average number of shares of common stock outstanding during the period, including restricted stock outstanding. If there is net income during the period, the dilutive impact of common stock equivalents outstanding would also be reflected.

The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended December 31, 2013:

	Period Ended
	December 31, 2013
(Dollars and shares in millions, except per share amounts)	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(5.3)	$(5.3)
Less: Restricted stock dividends	(0.6)	(0.6)
Net loss available to shareholders	$(5.9)	$(5.9)
Denominator:
Weighted average common outstanding-basic	20.9	20.9
Performance-based restricted stock(1)		—
Convertible securities(1)		—
Weighted average shares outstanding-diluted		20.9
EPS:
Net loss per share-basic	$(0.28)
Effect of dilutive shares		—
Net loss per share-diluted		$(0.28)

(1) We have excluded 0.2 million of restricted stock, and 42.6 million of Operating Partnership Units which are securities convertible into common stock in January 2014, from our diluted earnings per share as of December 31, 2013. These amounts were deemed anti-dilutive.

16. Stock-Based Compensation Plans

In conjunction with the CyrusOne Inc. IPO, the board of directors of CyrusOne Inc. adopted the LTIP Plan. The LTIP Plan is administered by the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP Plan, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP Plan. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the Operating Partnership. Shares available under the plan at December 31, 2013, were approximately 3 million.

Restricted Stock

CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and board of director members in conjunction with CyrusOne Inc.'s IPO. The restricted shares granted to employees and officers will vest at the end of three years and have been issued in the form of common stock. The restricted shares granted to the board of director members will vest one-third on May 15, 2014, one-third on January 17, 2015, and one-third on January 17, 2016, and will be issued in the form of common stock. These restricted shares also earn non-forfeitable dividends throughout the vesting period. CyrusOne Inc. recognized stock-based compensation expense of approximately $5.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $11.9 million. This expense will be recognized over the remaining vesting period, or approximately 2.1 years. The forfeiture rate for these shares of restricted stock was approximately 12% in 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The following table sets forth the restricted stock awards activity for the period ended December 31, 2013:

Restricted Stock Awards
(in thousands, expect per share amounts)	Shares	Weighted average per share
Granted	1,024	$19.01
Forfeited	(119)	19.00
Vested	—	—
Shares outstanding at December 31, 2013	905	$19.01

Performance and Market Based Awards

On April 17, 2013, the Company approved grants of performance and market based restricted stock and options under the LTIP Plan. The performance based restricted stock and options will vest annually based upon achieving certain predetermined EBITDA thresholds over a three-year cumulative performance period. The performance based awards will vest based on the following scale:

- Below 90% of EBITDA target = 0%
- At 90% of EBITDA target = 50%
- At 100% of EBITDA target = 100%
- At or above 115% of EBITDA target = 200%

The market based restricted stock and options vest at the end of 3 years if the total stockholder return during the three year measurement period following the grant date meets or exceeds the return of the MSCI US REIT Index over the same period. The market based awards will vest based on the following scale:

- If CyrusOne's total stockholder return is less than the return of the Index = 0%
- If CyrusOne's total stockholder return is equal to or greater than the return of the Index = 100%, up to 200% if CyrusOne's total stockholder return exceeds the return of the Index by 2%
- If CyrusOne's total stockholder return exceeds the return of the Index, but is negative, any calculated vesting amount will be reduced by 50%

These awards are expensed based on the grant date fair value if it is probable that the conditions will be achieved. The forfeiture rate for these awards was approximately 11% in 2013.

The following tables set forth the activity for the performance based awards for the period ended December 31, 2013. The share/option count in these tables reflect the maximum amount of shares/options available (200%) under the plan. The related compensation expense is being calculated using the amount of shares/options that are probable under the plan (100%).

Performance Based-Restricted Stock
(in thousands, expect per share amounts)	Shares	Weighted average grant date fair value per share
Granted	125	$23.58
Forfeited	(14)	23.58
Vested	—	—
Shares outstanding at December 31, 2013	111	$23.58

Assuming these awards vest at a rate of 100%, the value of the restricted stock is equivalent to the Company's share price as of the grant date. These awards are expensed based on the grant date value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $1.0 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Performance Based-Stock Options
(in thousands, expect per option amounts)	Options	Weighted average grant date fair value per option
Granted	95	$5.45
Forfeited	(11)	5.45
Vested	—	—
Shares outstanding at December 31, 2013	84	$5.45

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were six years for the expected term of the stock options, 35% for the expected volatility, 0.92% for the risk-free rate of return and 3.4% for the expected dividend yield. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.1 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $0.2 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years. The exercise price for these options is $23.58.

The following tables set forth the activity for the market based awards for the year ended December 31, 2013. The share/option count in these tables reflect the maximum amount of shares/options available under the plan. The share/option count in these tables reflect the maximum amount of shares/options available (200%) under the plan. The related compensation expense is being calculated using the amount of shares/options that are probable under the plan (100%).

The fair value of these awards was calculated using a Monte Carlo simulation. The Monte Carlo simulation is a modeling technique in which an uncertain variable or variables are identified and assigned an expected distribution of potential outcomes. The significant assumptions used in this model were the correlation coefficient of 0.70, measurement period of 3 years, volatility factor of 35%, risk free rate of 0.35% and dividend yield of 3.4%.

Market Based-Restricted Stock
(in thousands, expect per share amounts)	Shares	Weighted average grant date fair value per share
Granted	125	$25.91
Forfeited	(14)	25.91
Vested	—	—
Shares outstanding at December 31, 2013	111	$25.91

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.3 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $1.1 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years.

Market Based-Stock Options
(in thousands, expect per option amounts)	Options	Weighted average grant date fair value per option
Granted	95	$9.46
Forfeited	(11)	9.46
Vested	—	—
Shares outstanding at December 31, 2013	84	$9.46

These awards are expensed based on the grant date fair value if it is probable that the performance conditions will be achieved. CyrusOne Inc. recognized stock-based compensation expense of approximately $0.1 million for the period ended December 31, 2013, with no such expense for the period ended January 23, 2013. As of December 31, 2013, we have unrecognized compensation expense of approximately $0.3 million. This expense will be recognized over the remaining vesting period, or approximately 2.3 years. The exercise price for these options is $23.58.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CBI Sponsored Long-Term Incentive Plans
Some of our employees were historically granted stock options, stock appreciation rights, and awards indexed to CBI’s common stock under CBI sponsored long-term incentive plans. These awards may have been time-based or performance-based. Generally these stock options awards vested three years from the grant date and expired ten years from the date of grant. Performance based stock option and other awards generally vested over three to four years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value, if it was probable that the performance conditions would be achieved. For cash-settled awards which are indexed to CBI’s common stock price, compensation expense was recognized for changes in the market price of CBI’s common stock. Subsequent to December 31, 2012, all unvested share-based awards issued by CBI to CyrusOne employees were forfeited.
Allocated stock-based compensation expense incurred by the Predecessor was $3.4 million and $0.6 million in 2012 and 2011, respectively. The allocated cost was determined based upon specific identification of awards to specific data center employees as well as shared employees. For shared employees, the allocated cost was based upon the individual’s estimated percentage of time spent on data center activities. The tax benefit associated with stock-based compensation was $0.9 million and $0.2 million in 2012 and 2011, respectively.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

17. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. The consolidated financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
Revenues—The Company records revenues from CBI under contractual service arrangements. These services include leasing of data center space, power and cooling in certain of our data center facilities network interface services and office space.
Operating Expenses—The Company records expenses from CBI incurred in relation to network support, services calls, monitoring and management, storage and backup, IT systems support, and connectivity services.
The following related party transactions are based on agreements and arrangements that were in place as of December 31, 2013. Revenues and expenses for the periods presented were as follows:

	Successor	Predecessor	Predecessor	Predecessor
(Dollars in millions)	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012	December 31, 2011
Revenue:
Data center colocation agreement provided to CBT and CBTS	$5.6	$0.3	$5.4	$4.4
229 West 7th Street lease provided to CBT	1.7	—	—	—
Goldcoast Drive/Parkway (Mason) lease	0.3	—	0.3	0.3
Transition services provided to CBTS (network interfaces)	0.6	0.1	0.5	—
Data center leases provided to CBTS	13.1	—	14.3	14.2
Total revenue	$21.3	$0.4	$20.5	$18.9

Operating costs and expenses:
Transition services agreement by CBTS	$1.3	$—	$1.5	$—
Charges for services provided by CBT (connectivity)	1.0	0.1	0.7	0.7
209 West 7th Street rent provided by CBT	0.1	—	0.1	0.4
Management Fees with CBI	0.1	—	2.5	2.3
Allocated employee benefit plans by CBI	—	0.2	3.5	1.8
Allocated centralized insurance costs by CBI	—	0.1	0.4	0.4
Selling and Marketing services provided by CBT & CBTS	—	—	0.3	—
Interest expense on note with CBI	—	—	7.0	1.1
Loss on sale of receivables	—	—	3.2	3.5
Total operating costs and expenses	$2.5	$0.4	$19.2	$10.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2013 and 2012, the amounts receivable and payable to CBI were as follows:

	Successor	Predecessor
	As of	As of
(Dollars in millions)	December 31, 2013	December 31, 2012

Accounts receivable from CBI	$0.6	$2.2

Accounts payable	$1.7	$2.9
Dividends payable	6.8	—
Accounts payable to CBI	$8.5	$2.9
The dividends payable as of December 31, 2013 reflect the balance due to CBI related to the dividend declared on December 11, 2013, of $0.16 per common share equivalent payable on their limited partnership units.
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel, was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.

In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our current directors is a principal with Jones Lang LaSalle.

The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). In 2013, CyrusOne paid Skadden $0.2 million for services rendered.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

18. Restructuring Charges

For the period ended December 31, 2013, we incurred restructuring charges of $0.7 million, with no such charges for the period ended January 23, 2013. Restructuring charges incurred for the period ended December 31, 2013, were a result of moving certain administrative functions to the corporate office. Restructuring charges accrued at December 31, 2013, were $0.6 million. No restructuring charges were recognized for the years ended December 31, 2012 and 2011.

19. Income Taxes

CyrusOne Inc., will elect to be taxed as a REIT under the Code, as amended, commencing with our taxable year ending December 31, 2013. To qualify as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.

We have elected to designate two subsidiaries as taxable REIT subsidiaries (each, a "TRS"). A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at regular federal and state corporate rates. Income tax expense for the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2011 was $1.9 million, $0.4 million, and $2.2 million, respectively. For the year ended December 31, 2012, we recognized income tax benefit of $5.1 million.

In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax.  As of December 31, 2013, our total Texas margin tax payable was $1.4 million.

For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended December 31, 2013, and December 31, 2012. Historically, we have recorded a full valuation allowance on our net foreign deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. At December 31, 2012, the net deferred domestic assets were $0.5 million, with no such balance recorded at December 31, 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

20. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $6.5 million, $0.2 million, $5.9 million and $5.7 million for the periods ended December 31, 2013, and January 23, 2013 and years ended December 31, 2012 and 2011, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2013, future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(Dollars in millions)
2014	$4.4
2015	1.8
2016	0.7
2017	—
2018	—
Thereafter	1.0
Total	$7.9
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2013 and 2012, no amounts had been accrued for performance guarantees.

Indemnifications
During the normal course of business, CyrusOne has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (ii) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct and (iii) indemnities involving the representations and warranties in certain contracts. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that we could be obligated to make.
Purchase Commitments
CyrusOne has non-cancelable purchase commitments related to certain services. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2013, the minimum commitments for these arrangements were $16.1 million. We also have purchase orders and contracts related to construction of data center facilities and equipment. We generally have the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Contingencies
CyrusOne is involved in legal, tax and regulatory proceedings arising from the conduct of its business activities. Liabilities are established for loss contingencies when losses associated with such claims are deemed to be probable, and the loss can be reasonably estimated. Based on information currently available and consultation with legal counsel, we believe that the outcome of all claims will not, individually or in the aggregate, have a material effect on our financial statements.

Affiliate Guarantees of Lease Obligations
CBI has previously guaranteed our performance under certain leases. CBI had also issued a letter of credit to provide assurance that we will meet our lease commitments. This letter of credit expired in December 2012. Fees for maintaining this letter of credit were paid by CBI and allocated to us through management fees. These fees were $0.1 million in 2012 and $0.4 million in 2011.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

21. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at December 31, 2013, and 2012. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the Senior Notes in accordance with the terms of the indenture.
The following provides information regarding the entity structure of each guarantor of the Senior Notes:
CyrusOne Inc. – CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a wholly-owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor and became a separate registrant with the SEC upon completion of its IPO.
CyrusOne GP – CyrusOne GP was formed on July 31, 2012, and was a 100% owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.
Issuers – The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2013, and January 23, 2013.
As of December 31, 2013, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the periods ended December 31, 2013, and January 23, 2013, and the years ended December 31, 2012 and 2011, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

(dollars in millions)	As of December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	777.6	7.8	795.0	—	2.1	—	(1,582.5)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	14.1	53.0	3.2	(14.1)	70.3
Total assets	$777.6	$7.8	$1,317.2	$522.3	$1,448.7	$46.3	$(2,613.1)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$4.2	$58.6	$0.4	$(4.2)	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	529.2	653.7	44.2	(1,037.5)	729.2
Total equity	777.6	7.8	777.6	(6.9)	795.0	2.1	(1,575.6)	777.6
Total liabilities and equity	$777.6	$7.8	$1,317.2	$522.3	$1,448.7	$46.3	$(2,613.1)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	As of December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	—	—	695.7	26.8	—	722.5
Equipment	—	—	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	—	—	51.4	12.8	—	64.2
Subtotal	—	—	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	—	—	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	—	—	6.3	—	—	6.3
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	102.6	—	—	102.6
Intercompany receivable	—	—	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	—	—	2.2	—	—	2.2
Other assets	7.9	—	17.0	17.0	41.6	0.5	(17.0)	67.0
Total assets	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9
Accounts payable and accrued expenses	$0.8	$—	$4.4	$4.4	$31.7	$0.2	$(4.4)	$37.1
Deferred revenue	—	—	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	—	—	23.2	9.0	—	32.2
Long-term debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	—	—	31.0	29.8	—	60.8
Total liabilities	0.8	—	529.4	529.4	649.1	39.7	(1,037.6)	710.8
Total parent’s net investment	7.1	—	493.0	(4.2)	497.2	0.4	(493.4)	500.1
Total liabilities and parent’s net investment	$7.9	$—	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,210.9

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

(dollars in millions)	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	—	—	9.7	0.2	—	9.9
General and administrative	—	—	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.3	—	—	1.3
Asset Impairment	—	—	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	—	—	30.5	(1.6)	—	28.9
Interest expense	—	—	36.5	36.5	1.8	2.9	(36.5)	41.2
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on Extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Income (loss) before income taxes	—	—	(36.5)	(36.5)	27.5	(4.5)	36.5	(13.5)
Income tax expense	—	—	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	(15.6)	(0.2)	20.9	—	(4.5)	—	(0.6)	—
Income (loss) from continuing operations	(15.6)	(0.2)	(15.6)	(36.5)	21.1	(4.5)	35.9	(15.4)
Loss on sale of real estate improvements	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	(15.6)	(0.2)	(15.6)	(36.5)	20.9	(4.5)	35.9	(15.6)
Noncontrolling interest in net loss	10.3	—	—	—	—	—	—	10.3
Net income (loss) attributed to common shareholders	$(5.3)	$(0.2)	$(15.6)	$(36.5)	$20.9	$(4.5)	$35.9	$(5.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	—	—	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	—	—	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$—	$—	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

(dollars in millions)	Year Ended December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	—	—	9.5	0.2	—	9.7
General and administrative	—	—	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	—	—	71.9	1.5	—	73.4
Transaction costs	—	—	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	—	3.2	—	—	3.2
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	5.7	—	195.1	3.7	—	204.5
Operating income (loss)	—	—	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	—	—	4.2	4.2	35.0	2.6	(4.2)	41.8
Loss before income taxes	—	—	(9.9)	(4.2)	(10.7)	(4.9)	4.2	(25.5)
Income tax benefit	—	—	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	—	—	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	—	—	(20.3)	(4.2)	(10.5)	(4.9)	19.5	(20.4)
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$—	$—	$181.5	$0.2	$—	$181.7
Costs and expenses:
Property operating expenses	—	—	—	—	57.9	0.3	—	58.2
Sales and marketing	—	—	—	—	9.1	—	—	9.1
General and administrative	—	—	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	—	—	55.1	0.4	—	55.5
Transaction costs	—	—	—	—	2.6	—	—	2.6
Management fees charged by CBI	—	—	—	—	2.3	—	—	2.3
Loss on sale of receivables to an affiliate	—	—	—	—	3.5	—	—	3.5
Total costs and expenses	—	—	—	—	142.9	0.8	—	143.7
Operating income (loss)	—	—	—	—	38.6	(0.6)	—	38.0
Interest expense	—	—	—	—	32.3	0.6	—	32.9
Loss on extinguishment of debt	—	—	—	—	1.4	—	—	1.4
Income (loss) before income taxes	—	—	—	—	4.9	(1.2)	—	3.7
Income tax expense	—	—	—	—	(2.2)	—	—	(2.2)
Equity loss related to investment in subsidiaries	—	—	—	—	(1.2)	—	1.2	—
Income (loss) from continuing operations	—	—	—	—	1.5	(1.2)	1.2	1.5
Net income (loss)	$—	$—	$—	$—	$1.5	$(1.2)	$1.2	$1.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended December 31, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(15.6)	(0.2)	$(15.6)	$(36.5)	20.9	$(4.5)	$35.9	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	15.6	0.2	(20.9)	—	4.5	—	0.6	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(7.1)	—	(9.4)	4.6	82.0	2.8	32.1	$105.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	9.4	—	—	—	(9.9)	(3.0)	(12.2)	$(15.7)
(Decrease) increase in accounts payable and accrued expenses	(2.3)	—	4.8	(2.3)	0.2	0.3	(15.3)	$(14.6)
Increase (decrease) in payables to related parties	—	—	6.8	—	18.4	—	(6.8)	$18.4
Other changes in assets and liabilities	—	—	—	—	(0.3)	0.2	—	$(0.1)
Net cash (used in) provided by operating activities	—	—	(34.3)	(34.2)	115.8	(4.2)	34.3	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Return of investment	31.0	—	66.5	35.5	—	—	(133.0)	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—	—	—
Other, net	—	—	—	—	(0.2)	—	—	(0.2)
Net cash (used in) provided by investing activities	(306.1)	—	(270.6)	35.5	(216.7)	—	541.2	(216.7)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	(3.2)	—	—	(26.6)
Dividends paid	(31.0)	—	(31.0)	—	(31.0)	—	62.0	(31.0)
Payments on capital leases	—	—	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions from parent guarantor	—	—	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	—	—	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	306.1	—	304.8	(1.3)	236.5	5.2	(575.5)	275.8
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$—	—	$(20.2)	(2.3)	$(17.9)	(0.1)	$20.3	(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	0.2	5.6	0.1	(0.2)	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	0.2	—	—	—	(9.8)	—	—	(9.6)
(Decrease) increase in accounts payable and accrued expenses	(0.2)	—	2.1	2.1	18.6	—	(2.1)	20.5
Increase (decrease) in payables to related parties	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$—	$—	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)
Equity loss related to investment in subsidiaries	—	—	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	0.2	83.9	1.5	(0.2)	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(7.9)	—	—	—	(15.5)	(0.6)	—	(24.0)
(Decrease) increase in accounts payable and accrued expenses	0.8	—	4.4	4.4	(5.5)	(0.3)	(4.4)	(0.6)
Increase (decrease) in payables to related parties	—	—	—	—	3.3	0.5	—	3.8
Net cash ( used in) provided by operating activities	(7.1)	—	(5.3)	0.4	60.7	(3.8)	(0.4)	44.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	—	—	(508.2)	(508.2)	508.1	0.1	508.2	—
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	—	—	(508.2)	(508.2)	255.8	(0.2)	508.2	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	—	—	525.0	525.0	—	—	(525.0)	525.0
Payment on capital lease obligations	—	—	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	—	—	(17.2)	(17.2)	—	—	17.2	(17.2)
Contributions from (distribution to) parent, net	7.1	—	5.7	—	(12.7)	5.3	—	5.4
Net cash provided by (used in) financing activities	7.1	—	513.5	507.8	(301.3)	4.7	(507.8)	224.0
Net increase in cash and cash equivalents	—	—	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net income (loss)	$—	$—	$—	$—	$1.5	$(1.2)	$1.2	$1.5
Equity loss related to investment in subsidiaries	—	—	—	—	1.2	—	(1.2)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	—	—	61.6	0.4	—	62.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	—	—	(2.9)	(0.4)	—	(3.3)
(Decrease) increase in accounts payable and accrued expenses	—	—	—	—	3.2	0.3	—	3.5
Increase (decrease) in payables to related parties	—	—	—	—	2.3	—	—	2.3
Net cash provided by operating activities	—	—	—	—	66.9	(0.9)	—	66.0
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(22.4)	—	—	(22.4)
Advances to affiliate	—	—	—	—	(95.1)	—	—	(95.1)
Intercompany advances, net	—	—	—	—	11.6	—	—	11.6
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash used in investing activities	—	—	—	—	(105.8)	—	—	(105.8)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	66.6	—	—	66.6
Payment on capital lease obligations	—	—	—	—	(7.0)	—	—	(7.0)
Payments on financing obligations	—	—	—	—	(16.2)	—	—	(16.2)
Distributions to parent, net	—	—	—	—	(8.9)	1.1	—	(7.8)
Other, net	—	—	—	—	(0.1)	—	—	(0.1)
Net cash used in financing activities	—	—	—	—	34.4	1.1	—	35.5
Net increase (decrease) in cash and cash equivalents	—	—	—	—	(4.5)	0.2	—	(4.3)
Cash and cash equivalents at beginning of period	—	—	—	—	4.9	—	—	4.9
Cash and cash equivalents at end of period	$—	$—	$—	$—	$0.4	$0.2	$—	$0.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $525 million aggregate principal amount of Senior Notes outstanding at December 31, 2013 and 2012. The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the Senior Notes. Subject to the provisions of the indenture governing the Senior Notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

•
upon the sale or other disposition (including by way of consolidation or merger) of such Guarantor or of all of the capital stock of such Guarantor such that such Guarantor is no longer a restricted subsidiary under the indenture,

•	upon the sale or disposition of all or substantially all of the assets of the Guarantor,

•	upon the LP Co-issuer designating such Guarantor as an unrestricted subsidiary under the terms of the indenture,

•	if such Guarantor is no longer a guarantor or other obligor of any other indebtedness of the LP Co-issuer or the Parent Guarantor, and

•	upon the defeasance or discharge of the Senior Notes in accordance with the terms of the indenture.

The following provides information regarding the entity structure of each guarantor of the Senior Notes:

CyrusOne Inc.—CyrusOne Inc. was formed on July 31, 2012. As of January 23, 2013, CyrusOne Inc. was a 100% owned subsidiary of CBI. Effective January 24, 2013, CyrusOne Inc. completed its IPO of common stock for net proceeds of $337.1 million, and together with the General Partner, purchased a 33.9% ownership interest in CyrusOne LP. CyrusOne Inc. also represents a guarantor or Parent Guarantor. In addition, CyrusOne Inc. became a separate registrant with the SEC upon completion of its IPO.

CyrusOne GP—CyrusOne GP was formed on July 31, 2012, and was a 100% owned subsidiary of CyrusOne Inc. as of January 23, 2013. Effective upon completion of CyrusOne Inc.’s IPO, this entity became the general partner and 1% owner of CyrusOne LP and has no other assets or operations. Prior to the IPO, this entity did not incur any obligations or record any transactions.

Issuers—The Issuers include CyrusOne LP and CyrusOne Finance Corp. CyrusOne Finance Corp., a 100% owned subsidiary of CyrusOne LP, was formed for the sole purpose of acting as co-issuer of the Senior Notes and has no other assets or operations. CyrusOne LP, in addition to being the co-issuer of the Senior Notes, is also the 100% owner, either directly or indirectly, of the Guarantors and Non-Guarantors.

Guarantors—The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2013, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2013 and January 23, 2013.

As of December 31, 2013, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.

The following schedules present the financial information for the periods ended December 31, 2013, and January 23, 2013, and the years ended December 31, 2012 and December 31, 2011, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

(dollars in millions)	As of December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	508.2	0.2	—	(1,016.5)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	14.1	53.0	3.2	(14.1)	70.3
Total assets	$1,317.2	$522.3	$1,448.7	$46.3	$(1,827.7)	$1,506.8
Accounts payable and accrued expenses	$7.8	$4.2	$58.6	$0.4	$(4.2)	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	529.2	653.7	44.2	(1,037.5)	729.2
Partnership capital	777.6	(6.9)	795.0	2.1	(790.2)	777.6
Total liabilities and partnership capital	$1,317.2	$522.3	$1,448.7	$46.3	$(1,827.7)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	As of December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Land	$—	$—	$44.5	$—	$—	$44.5
Buildings and improvements	—	—	695.7	26.8	—	722.5
Equipment	—	—	52.0	0.4	—	52.4
Construction in progress	—	—	51.4	12.8	—	64.2
Subtotal	—	—	843.6	40.0	—	883.6
Accumulated depreciation	—	—	(174.8)	(1.9)	—	(176.7)
Net investment in real estate	—	—	668.8	38.1	—	706.9
Cash and cash equivalents	—	—	15.6	0.9	—	16.5
Investment in subsidiaries	497.2	—	0.4	—	(497.6)	—
Rent and other receivables	—	—	32.6	0.6	—	33.2
Restricted cash	—	—	6.3	—	—	6.3
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	102.6	—	—	102.6
Intercompany receivable	508.2	508.2	—	—	(1,016.4)	—
Due from affiliates	—	—	2.2	—	—	2.2
Other assets	17.0	17.0	41.6	0.5	(17.0)	59.1
Total assets	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0
Accounts payable and accrued expenses	$4.4	$4.4	$31.7	$0.2	$(4.4)	$36.3
Deferred revenue	—	—	52.3	0.5	—	52.8
Intercompany payable	—	—	508.0	0.2	(508.2)	—
Due to affiliates	—	—	2.9	—	—	2.9
Capital lease obligations	—	—	23.2	9.0	—	32.2
Long-term debt	525.0	525.0	—	—	(525.0)	525.0
Other financing arrangements	—	—	31.0	29.8	—	60.8
Total liabilities	529.4	529.4	649.1	39.7	(1,037.6)	710.0
Total parent’s net investment	493.0	(4.2)	497.2	0.4	(493.4)	493.0
Total liabilities and parent’s net investment	$1,022.4	$525.2	$1,146.3	$40.1	$(1,531.0)	$1,203.0

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

(dollars in millions)	Period Ended December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	9.7	0.2	—	9.9
General and administrative	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	1.3	—	—	1.3
Transaction costs	—	—	0.7	—	—	0.7
Asset Impairment	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	30.5	(1.6)	—	28.9
Interest expense	36.5	36.5	1.8	2.9	(36.5)	41.2
Other income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Income (loss) before income taxes	(36.5)	(36.5)	27.5	(4.5)	36.5	(13.5)
Income tax expense	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	20.9	—	(4.5)	—	(16.4)	—
Income (loss) from continuing operations	(15.6)	(36.5)	21.1	(4.5)	20.1	(15.4)
Loss on sale of real estate improvements	—	—	(0.2)	—	—	(0.2)
Net income (loss)	$(15.6)	$(36.5)	$20.9	$(4.5)	$20.1	$(15.6)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	2.3	0.1	0.1	(2.3)	2.5
Loss before income taxes	(2.3)	(2.3)	(17.4)	(0.1)	2.3	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Loss from continuing operations	(20.2)	(2.3)	(17.9)	(0.1)	20.3	(20.2)
Net loss	$(20.2)	$(2.3)	$(17.9)	$(0.1)	$20.3	$(20.2)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	9.5	0.2	—	9.7
General and administrative	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	71.9	1.5	—	73.4
Transaction costs	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	3.2	—	—	3.2
Asset impairments	—	—	13.3	—	—	13.3
Total costs and expenses	5.7	—	195.1	3.7	—	204.5
Operating income (loss)	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	4.2	4.2	35.0	2.6	(4.2)	41.8
Loss before income taxes	(9.9)	(4.2)	(10.7)	(4.9)	4.2	(25.5)
Income tax benefit	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	(20.3)	(4.2)	(10.5)	(4.9)	19.5	(20.4)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)

(dollars in millions)	Year Ended December 31, 2011
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Revenue	$—	$—	$181.5	$0.2	$—	$181.7
Costs and expenses:
Property operating expenses	—	—	57.9	0.3	—	58.2
Sales and marketing	—	—	9.1	—	—	9.1
General and administrative	—	—	12.4	0.1	—	12.5
Depreciation and amortization	—	—	55.1	0.4	—	55.5
Transaction costs	—	—	2.6	—	—	2.6
Management fees charged by CBI	—	—	2.3	—	—	2.3
Loss on sale of receivables to an affiliate	—	—	3.5	—	—	3.5
Total costs and expenses	—	—	142.9	0.8	—	143.7
Operating income (loss)	—	—	38.6	(0.6)	—	38.0
Interest expense	—	—	32.3	0.6	—	32.9
Loss on extinguishment of debt	—	—	1.4	—	—	1.4
Income (loss) before income taxes	—	—	4.9	(1.2)	—	3.7
Income tax expense	—	—	(2.2)	—	—	(2.2)
Equity loss related to investment in subsidiaries	—	—	(1.2)	—	1.2	—
Income (loss) from continuing operations	—	—	1.5	(1.2)	1.2	1.5
Net income (loss)	$—	$—	$1.5	$(1.2)	$1.2	$1.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

(dollars in millions)	Period Ended December 31, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(15.6)	$(36.5)	$20.9	$(4.5)	$20.1	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	(20.9)	—	4.5	—	16.4	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	(9.4)	4.6	82.0	2.8	25.0	105.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(9.9)	(3.0)	(2.8)	(15.7)
Increase (decrease) in accounts payable and accrued expenses	4.8	(2.3)	0.2	0.3	(17.6)	(14.6)
Increase (decrease) in payables to related parties	6.8	—	18.4	—	(6.8)	18.4
Other changes in assets and liabilities	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	(34.3)	(34.2)	115.8	(4.2)	34.3	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Return of investment	66.5	35.5	—	—	(102.0)	—
Release of restricted cash	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—
Other, net	—	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(270.6)	35.5	(216.7)	—	235.1	(216.7)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	(3.2)	—	—	333.9
Distributions paid	(31.0)	—	(31.0)	—	31.0	(31.0)
Payments on capital leases	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent, net	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	(1.3)	(1.3)	—	—	1.3	(1.3)
Net cash provided by (used in) financing activities	304.8	(1.3)	236.5	5.2	(269.4)	275.8
Net increase (decrease) in cash and cash equivalents	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Period Ended January 23, 2013
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(20.2)	(2.3)	$(17.9)	(0.1)	$20.3	$(20.2)
Equity loss related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	0.2	5.6	0.1	(0.2)	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(9.6)	—	—	(9.6)
(Decrease) increase in accounts payable and accrued expenses	2.1	2.1	18.6	—	(2.3)	20.5
Increase (decrease) in payables to related parties	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	2.1	0.1	(0.2)	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:						—
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.2)	0.1	(0.2)	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.4	$1.0	$(0.2)	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2012
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net (loss) income	$(20.3)	$(4.2)	$(10.4)	$(4.9)	$19.5	$(20.3)
Equity loss related to investment in subsidiaries	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	0.2	83.9	1.5	(0.2)	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(15.5)	(0.6)	—	(16.1)
(Decrease) increase in accounts payable and accrued expenses	4.4	4.4	(5.5)	(0.3)	(4.4)	(1.4)
Increase (decrease) in payables to related parties	—	—	3.3	0.5	—	3.8
Net cash provided by operating activities	(5.3)	0.4	60.7	(3.8)	(0.4)	51.6
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	(508.2)	(508.2)	508.1	0.1	508.2	—
Other, net	—	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities	(508.2)	(508.2)	255.8	(0.2)	508.2	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	525.0	525.0	—	—	(525.0)	525.0
Payment on capital lease obligations	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	(17.2)	(17.2)	—	—	17.2	(17.2)
Contributions from (distributions to) parent, net	5.7	—	(12.7)	5.3	—	(1.7)
Net cash provided by (used in) financing activities	513.5	507.8	(301.3)	4.7	(507.8)	216.9
Net increase in cash and cash equivalents	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(dollars in millions)	Year Ended December 31, 2011
	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations	Total
Net income (loss)	$—	$—	$1.5	$(1.2)	$1.2	$1.5
Equity loss related to investment in subsidiaries	—	—	1.2	—	(1.2)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	61.6	0.4	—	62.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	—	—	(2.9)	(0.4)	—	(3.3)
(Decrease) increase in accounts payable and accrued expenses	—	—	3.2	0.3	—	3.5
Increase (decrease) in payables to related parties	—	—	2.3	—	—	2.3
Net cash provided by operating activities	—	—	66.9	(0.9)	—	66.0
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(22.4)	—	—	(22.4)
Advances to affiliate	—	—	(95.1)	—	—	(95.1)
Intercompany advances, net	—	—	11.6	—	—	11.6
Other, net	—	—	0.1	—	—	0.1
Net cash provided by (used in) investing activities	—	—	(105.8)	—	—	(105.8)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	66.6	—	—	66.6
Payment on capital lease obligations	—	—	(7.0)	—	—	(7.0)
Payments on financing obligations	—	—	(16.2)	—	—	(16.2)
Distributions to parent, net	—	—	(8.9)	1.1	—	(7.8)
Other, net	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	—	—	34.4	1.1	—	35.5
Net increase (decrease) in cash and cash equivalents	—	—	(4.5)	0.2	—	(4.3)
Cash and cash equivalents at beginning of period	—	—	4.9	—	—	4.9
Cash and cash equivalents at end of period	$—	$—	$0.4	$0.2	$—	$0.6

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

22. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2013 and 2012:

(Dollars in millions, except per share amounts)
	2013
	January 1, 2013 to January 23, 2013	January 24, 2013 to March 31, 2013	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$15.1	$45.0	$63.6	67.5	$72.3	263.5
Operating income (loss)	(17.3)	5.8	5.6	8.5	9.0	11.6
Net loss	(20.2)	(2.8)	(6.8)	(2.2)	(3.6)	(35.6)
Net loss attributed to common shareholders		(0.9)	(2.3)	(0.8)	(1.3)	(5.3)
Basic and diluted loss per share		(0.05)	(0.12)	(0.05)	(0.06)	(0.28)

		2012
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue		$52.1	$54.0	$56.7	$58.0	$220.8
Operating income (loss)		10.2	(4.8)	7.7	3.2	16.3
Net loss		$(0.7)	(9.9)	(2.8)	(6.9)	(20.3)

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	Deductions/	End
(dollars in millions)	of Period	to Expenses	(Additions)	of Period
Allowance for Doubtful Accounts
2013	$0.3	$0.4	$0.2	$0.5
2012	—	0.1	(0.2)	0.3
2011	0.2	0.2	0.4	—
Deferred Tax Valuation Allowance
2013	$1.9	$1.7	$—	$3.6
2012	0.3	1.6	—	1.9
2011	0.1	0.2	—	0.3
Prior to October 1, 2012, CyrusOne sold most of its receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program.

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2013
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$65.4	$11.0	$0.9	$107.6	$11.0	$63.6	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	0.6	—	20.2	0.6	9.7	2004
Industrial Rd., Florence, KY (Florence)	2.2	7.7	—	—	33.7	2.4	2.2	41.4	2.4	15.4	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	0.1	0.6	6.7	0.1	1.8	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	39.7	3.6	—	49.2	3.6	17.9	2007
E. Monroe St., South Bend, IN (Monroe St.)	—	—	—	—	2.5	—	—	2.5	—	1.0	2007
Springer St., Lombard, IL (Lombard)	0.7	3.2	—	—	1.4	0.2	0.7	4.6	0.2	0.5	2008
Crescent Circle, South Bend, IN (Blackthorn)	—	1.1	—	—	2.2	0.2	—	3.3	0.2	1.0	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	59.4	2.2	4.0	71.7	2.2	16.6	2008
McAuley Place, Blue Ash, OH (Blue Ash)	—	2.6	—	—	(2.0)	—	—	0.6	—	0.1	2009
Westway Park Blvd., Houston, TX (Houston West 1)(a)	1.4	21.4	0.1	—	63.0	39.3	1.4	84.4	39.4	25.4	2010
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	22.4	15.8	2.0	22.4	15.8	1.9	2013
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	—	—	—	18.3	—	—	—	2013
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	12.4	11.3	—	68.4	13.3	21.8	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	10.6	1.0	—	22.5	1.2	6.3	2010
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	46.2	2.2	—	30.8	18.1	—	77.0	20.3	28.4	2010
Marsh Lane, Carrollton, TX (Marsh Ln)	—	—	—	—	0.1	0.5	—	0.1	0.5	0.2	2010
Midway Rd., Carrollton, TX (Midway)	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.1	2010
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	—	—	—	42.6	34.8	16.1	42.6	34.8	5.2	2012
Bryan St., Dallas, TX (Bryan St)	—	0.1	—	—	—	0.1	—	0.1	0.1	0.1	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	0.4	—	1.3	0.4	0.8	2010
South Ellis Street, Chandler, AZ (Phoenix)	15.0	—	—	—	55.7	11.7	15.0	55.7	11.7	3.7	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	3.0	—	—	29.1	29.5	4.6	32.1	29.5	4.2	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	—	—	—	6.7	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 2)	2.0	—	—	—	23.1	1.7	2.0	23.1	1.7	4.3	2011
Kestral Way (London)	—	16.5	—	—	18.3	0.7	—	34.8	0.7	2.6	2011
Jurong East (Singapore)	—	9.0	—	—	0.4	0.1	—	9.4	0.1	2.1	2011
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	—	—	—	6.9	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	—	—	—	7.9	—	—	—	2013
	$89.3	$244.5	$4.5	$—	$539.2	$185.7	$89.3	$783.7	$190.2	$236.7

(a)	The “Gross Carrying Amount” for this respective asset, reflects an impairment of $2.8 million recorded in 2013.
The aggregate cost of the total properties for federal income tax purposes was $1,491.7 million at December 31, 2013.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
(dollars in millions)	2013	2012	2011
Property
Balance—beginning of period	$883.6	$660.2	$498.4
Disposals	(8.5)	(1.2)	(1.2)
Impairments	(4.0)	(17.1)	—
Additions (acquisitions and improvements)	249.4	241.7	163.0
Balance, end of period	$1,120.5	$883.6	$660.2
Accumulated Depreciation
Balance—beginning of period	$176.7	$131.2	$94.7
Disposals	(9.3)	(1.2)	(1.2)
Impairments	(0.9)	(5.3)	—
Additions (depreciation and amortization expense)	70.2	52.0	37.7
Balance, end of period	$236.7	$176.7	$131.2

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

(10.5)*	Registration Rights Agreement dated as of January 24, 2013, by and among CyrusOne Inc., CyrusOne GP, CyrusOne LP, Data Center Investments Holdco LLC and Data Centers South Holdings LLC.
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

(10.16)*
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 13, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator.

(10.17)	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.18)	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.19)	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.20)	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.21)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2013.
(10.22)*	Amendment to Cincinnati Bell Management Pension Plan executed May 16, 2013.
(10.23)*	Amendment to Cincinnati Bell Management Pension Plan executed April 17, 2012.
(10.24)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2011.
(10.25)*	Amendment to Cincinnati Bell Pension Plan executed on December 20, 2013.
(10.26)*	Amendment to Cincinnati Bell Pension Plan executed on April 17, 2012.
(10.27)*	Amendment to Cincinnati Bell Pension Plan executed on November 29, 2011.
(10.28)	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.29)
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.30)
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.31)	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.32)	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).
(10.33)
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 7, 2010, File No. 1-8519).

(10.34)	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.35)
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.36)
Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.37)	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.38)	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).

(10.39)	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.40)
Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit (10)(iii)(A)(9) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.41)
Amendment to Amended and Restated Employment Agreement effective as of February 5, 2010, between Cincinnati Bell Inc. and John F. Cassidy (Exhibit 10.1 to Current Report on Form 8-K, date of Report February 5, 2010, File No. 1-8519).

(10.42)
Amended and Restated Employment Agreement effective as of January 1, 2009, between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit (10)(iii)(A)(12) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.43)
Amendment No. 1 to Amended and Restated Employment Agreement effective as of January 27, 2011, between Cincinnati Bell Inc. and Gary J. Wojtaszek (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 27, 2011, File No. 1-8519).

(10.44)
Resignation Letter, dated as of January 23, 2013, by and between Cincinnati Bell Inc. and Gary J. Wojtaszek. (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 23, 2013, File No. 1-8519).

(10.45)
Amended and Restated Employment Agreement effective January 1, 2005, between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.46)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective July 26, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.47)
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.48)	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.49)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Kurt A. Freyberger dated as of August 5, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report August 5, 2011, File No. 1-8519).

(10.50)	Consulting Agreement effective September 30, 2013, between Cincinnati Bell Inc. and Kurt A. Freyberger (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 23, 2013, File No. 1-8519).
(10.51)
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.52)
Employment Agreement between Cincinnati Bell Inc. and David L. Heimbach dated as of November 20, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported November 20, 2013, File No. 1-8519).

(12.1)*	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
(14)
Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21)*	Subsidiaries of the Registrant.
(23)*	Consent of Independent Registered Public Accounting Firm (as previously included in Form 10-K filed on February 27, 2014).
(23.1) +
Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, Texas), consolidated and combined financial statements and financial statement schedules, CyrusOne Inc. and subsidiaries.

(23.2) +
Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP, Dallas, Texas), consolidated and combined financial statements and financial statement schedules, CyrusOne LP and subsidiaries.

(24)*	Powers of Attorney.
(31.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 27, 2014).
(31.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 27, 2014).
(31.3) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.4) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 27, 2014).
(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 27, 2014).
(32.3) +	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)*	XBRL Instance Document.
(101.SCH)*	XBRL Taxonomy Extension Schema Document.
(101.CAL)*	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)*	XBRL Taxonomy Label Linkbase Document.
(101.PRE)*	XBRL Taxonomy Presentation Linkbase Document.
______________
+ Filed herewith.
* Incorporated in 2013 Form 10-K filed on February 27, 2014.

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

Date:	March 7, 2014	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	March 7, 2014	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	March 7, 2014
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	March 7, 2014
Phillip R. Cox

Theodore H. Schell*	Director	March 7, 2014
Theodore H. Schell

Russel P. Mayer*	Director	March 7, 2014
Russel P. Mayer

Jakki L. Haussler*	Director	March 7, 2014
Jakki L. Haussler

Craig F. Maier*	Director	March 7, 2014
Craig F. Maier

Alan R. Schriber*	Director	March 7, 2014
Alan R. Schriber

Lynn A. Wentworth*	Director	March 7, 2014
Lynn A. Wentworth

John M. Zrno*	Director	March 7, 2014
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director