Form 10-Q
period 2014-03-31
CINCINNATI BELL INC
filed 2014-05-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

At April 30, 2014, there were 209,064,648 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue
Services	$258.2	$270.5
Products	64.3	55.2
Total revenue	322.5	325.7
Costs and expenses
Cost of services, excluding items below	106.3	109.2
Cost of products sold, excluding items below	59.9	53.2
Selling, general and administrative, excluding items below	55.4	53.1
Depreciation and amortization	46.9	50.6
Transaction-related compensation	—	35.5
Restructuring charges	—	2.6
Loss on sale or disposal of assets, net	—	2.5
Amortization of deferred gain	(3.6)	(0.6)
Transaction costs	0.7	0.4
Total operating costs and expenses	265.6	306.5
Operating income	56.9	19.2
Interest expense	40.3	47.9
(Income) loss from CyrusOne equity method investment	(0.5)	1.9
Other expense (income), net	0.6	(0.3)
Income (loss) before income taxes	16.5	(30.3)
Income tax expense	9.5	6.4
Net income (loss)	7.0	(36.7)
Preferred stock dividends	2.6	2.6
Net income (loss) applicable to common shareowners	$4.4	$(39.3)
Basic and diluted earnings (loss) per common share	$0.02	$(0.19)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$7.0	$(36.7)
Other comprehensive income, net of tax:
Foreign currency translation loss, net of tax of ($0.1)	—	(0.2)
Defined benefit pension and postretirement plans:
Amortization of prior service benefits, net of tax of ($1.4), ($1.2)	(2.4)	(2.0)
Amortization of net actuarial loss, net of tax of $2.4, $2.8	4.2	4.8
Other comprehensive income	1.8	2.6
Total comprehensive income (loss)	$8.8	$(34.1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$4.2	$4.6
Receivables, less allowances of $12.2 and $12.2	165.6	145.6
Receivable from CyrusOne	11.4	9.2
Inventory, materials and supplies	23.1	23.8
Deferred income taxes, net	51.7	55.3
Prepaid expenses	14.8	11.0
Other current assets	2.6	1.6
Total current assets	273.4	251.1
Property, plant and equipment, net	892.2	902.8
Investment in CyrusOne	462.2	471.0
Goodwill	14.4	14.4
Intangible assets, net	91.2	91.7
Deferred income taxes, net	333.3	339.7
Other noncurrent assets	34.8	36.6
Total assets	$2,101.5	$2,107.3
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.1	$12.6
Accounts payable	111.3	89.4
Payable to CyrusOne	0.7	0.5
Unearned revenue and customer deposits	32.8	32.5
Accrued taxes	11.1	12.9
Accrued interest	35.0	31.6
Accrued payroll and benefits	30.9	38.0
Other current liabilities	31.8	36.8
Total current liabilities	265.7	254.3
Long-term debt, less current portion	2,244.1	2,252.6
Pension and postretirement benefit obligations	193.6	202.7
Other noncurrent liabilities	68.8	74.4
Total liabilities	2,772.2	2,784.0
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,181,943 and 208,656,995 shares issued; 208,756,303 and 208,165,275 shares outstanding at March 31, 2014 and December 31, 2013	2.1	2.1
Additional paid-in capital	2,587.5	2,590.6
Accumulated deficit	(3,256.5)	(3,263.5)
Accumulated other comprehensive loss	(131.5)	(133.3)
Common shares in treasury, at cost	(1.7)	(2.0)
Total shareowners’ deficit	(670.7)	(676.7)
Total liabilities and shareowners’ deficit	$2,101.5	$2,107.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$7.0	$(36.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	46.9	50.6
Provision for loss on receivables	2.4	2.6
(Income) loss from CyrusOne equity method investment	(0.5)	1.9
Noncash portion of interest expense	1.7	2.0
Deferred income tax provision	8.8	6.1
Pension and other postretirement payments in excess of expense	(6.0)	(3.1)
Stock-based compensation	0.8	2.3
Amortization of deferred gain	(3.6)	(0.6)
Loss on sale or disposal of assets, net	—	2.5
Excess tax benefit for share based payments	(0.1)	(0.5)
Other, net	(0.4)	0.5
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
(Increase) decrease in receivables	(22.1)	6.5
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(4.0)	(5.3)
Increase in accounts payable	19.0	23.4
Decrease in accrued and other current liabilities	(10.2)	(0.9)
Decrease in other noncurrent assets	0.4	0.4
Decrease in other noncurrent liabilities	(2.3)	(9.4)
Net cash provided by operating activities	37.8	42.3
Cash flows from investing activities
Capital expenditures	(34.3)	(50.9)
Dividends received from CyrusOne	7.1	—
Proceeds from sale of assets	1.9	0.8
Release of restricted cash	—	0.4
Cash divested from deconsolidation of CyrusOne	—	(12.2)
Net cash used in investing activities	(25.3)	(61.9)
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(4.1)	2.0
Repayment of debt	(5.2)	(3.1)
Dividends paid on preferred stock	(2.6)	(2.6)
Proceeds from exercise of options and warrants	0.6	6.6
Excess tax benefit for share based payments	0.1	0.5
Other, net	(1.7)	(2.3)
Net cash (used in) provided by financing activities	(12.9)	1.1
Net decrease in cash and cash equivalents	(0.4)	(18.5)
Cash and cash equivalents at beginning of period	4.6	23.6
Cash and cash equivalents at end of period	$4.2	$5.1

Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$—	$509.7
Accrual of CyrusOne dividends	$9.3	$7.1
Acquisition of property by assuming debt and other noncurrent liabilities	$—	$1.0
Acquisition of property on account	$21.0	$25.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") is a full-service regional provider of entertainment, data and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communications systems and end-to-end IT solutions. As of March 31, 2014, we operate our business through the following segments: Wireline, IT Services and Hardware, and Wireless.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. We currently own approximately 1.9 million shares of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million of its partnership units. Although we effectively own approximately 68% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment.
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
The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Investment in CyrusOne — We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we have significant influence over it but do not control its operations. As a result, effective January 24, 2013, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Condensed Consolidated Statement of Operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. For the quarter ended March 31, 2014, the Company received cash dividends from CyrusOne totaling $7.1 million. Dividends from CyrusOne are recognized as a reduction of our investment.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Depreciation expense is generally calculated using either the group depreciation method or the straight-line method.
In the first quarter of 2013, and in connection with our review of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years. This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. For the three months ended March 31, 2013, the increase in depreciation expense associated with this change was $8.5 million and increased basic and diluted loss per share by approximately $0.03 per share.

Form 10-Q Part I	Cincinnati Bell Inc.

In conjunction with our long-lived asset analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013. As a result of this change in estimate, depreciation expense increased by approximately $9 million in the first quarter of 2014 and reduced basic and diluted earnings per share by approximately $0.03 per share. In addition, reducing the useful life of all Wireless property, plant and equipment also required that we shorten the amortization period of the deferred gain associated with the 2009 tower sale to 30 months as of December 31, 2013.
Amortization of the deferred gain associated with the tower sale totaled $3.6 million and $0.6 million in the three months ended March 31, 2014 and 2013, respectively.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company's tax expense for the three months ended March 31, 2014 increased from the prior year primarily due to higher pre-tax income and an increase in the annual effective tax rate. In addition, during the first quarter of 2013, the Company recorded a valuation allowance provision of $10.7 million for Texas margin credits which, effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
Recently Issued Accounting Standards — In July 2013, the FASB issued new guidance under Accounting Standards Update ("ASU") 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a net operating loss ("NOL") or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard went into effect for annual and interim periods beginning after December 15, 2013. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2014. The adoption of this standard did not have a material impact on our financial statements for the first quarter of 2014.
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
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this update increased the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard will be effective for us on January 1, 2015.  The adoption of this pronouncement may affect our presentation and disclosure of any future dispositions.

Form 10-Q Part I	Cincinnati Bell Inc.

2.    Investment in CyrusOne
On January 24, 2013, we completed the initial public offering of CyrusOne, our former Data Center Colocation segment. As of that date, we no longer control CyrusOne's operations and we removed the following assets and liabilities of CyrusOne from our consolidated financial statements:

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
As we have significant influence over CyrusOne, we account for this investment using the equity method. Our 68% effective ownership of CyrusOne is held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 42.6 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP. For the first quarter of 2014, our equity method share of CyrusOne's net income was $0.5 million. For the period January 24, 2013 through March 31, 2013, our equity method share of CyrusOne's net loss was $1.9 million.
Commencing January 17, 2014, we are permitted to exchange the partnership units of CyrusOne LP into cash or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock, subject to certain limitations which restricted the volume of shares we are permitted to sell. The registration statement filed by CyrusOne on March 24, 2014 became effective on April 4, 2014 and eliminated all prior limitations restricting the volume of shares we are allowed to sell.
As of March 31, 2014, the fair value of this investment was $926.5 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Summarized financial information for CyrusOne is as follows:

(dollars in millions)	For the three months ended March 31, 2014	January 24, 2013 to March 31, 2013
Revenue	$77.5	$45.0
Operating income	11.8	5.8
Net income (loss)	0.7	(2.8)

Transactions with CyrusOne
Revenues - The Company records revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating Expenses - We lease data center and office space from CyrusOne at certain locations in the Cincinnati area under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also incurs expenses on CyrusOne's behalf for certain administrative functions. Such expenses are subsequently billed to and recovered from CyrusOne at their actual cost. These expense recoveries from CyrusOne are credited to the expense account in which they were initially recorded.
For the three months ended March 31, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
For the three months ended March 31, 2014 and for the period January 24, 2013 through March 31, 2013, revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	For the three months ended March 31, 2014	January 24, 2013 to March 31, 2013

Revenue:
Services provided to CyrusOne	$0.5	$0.5

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$20.0
Charges for services provided by CyrusOne	2.3	1.5
Administrative services provided to CyrusOne	(0.1)	(0.1)
Total operating costs and expenses	$2.2	$21.4
Dividends of $7.1 million were received in the first quarter of 2014. In addition, on February 19, 2014, CyrusOne declared dividends of $0.21 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on April 15, 2014 to holders of record as of March 28, 2014.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until terminated by the mutual written consent of the parties or when the Company is no longer required to file the Texas Margin Tax return on a consolidated basis with CyrusOne.  As of March 31, 2014 and December 31, 2013, the receivable related to this agreement amounted to $1.9 million and $1.5 million, respectively. These balances are included in Receivable from CyrusOne.

At March 31, 2014 and December 31, 2013, amounts receivable from and payable to CyrusOne were as follows:

	March 31,	December 31,
(dollars in millions)	2014	2013

Accounts receivable	$2.1	$2.1
Dividends receivable	9.3	7.1
Receivable from CyrusOne	$11.4	$9.2

Accounts payable	$0.7	$0.5
Payable to CyrusOne	$0.7	$0.5

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2014	2013
Numerator:
Net income (loss)	$7.0	$(36.7)
Preferred stock dividends	2.6	2.6
Net income (loss) applicable to common shareowners - basic and diluted	$4.4	$(39.3)
Denominator:
Weighted average common shares outstanding - basic	208.0	202.8
Stock-based compensation arrangements	1.0	—
Weighted average common shares outstanding - diluted	209.0	202.8
Basic and diluted earnings (loss) per common share	$0.02	$(0.19)

For the three months ended March 31, 2014, awards under the Company's stock-based compensation plans for common shares of 3.9 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three months ended March 31, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	March 31, 2014	December 31, 2013
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	6.7	7.2
Current portion of long-term debt	12.1	12.6
Long-term debt, less current portion:
Corporate Credit Agreement	37.5	40.0
Receivables facility	104.6	106.2
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	531.9	533.2
8 3/8% Senior Notes due 2020	683.9	683.9
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	92.7	96.1
	2,250.1	2,258.9
Net unamortized discount	(6.0)	(6.3)
Long-term debt, less current portion	2,244.1	2,252.6
Total debt	$2,256.2	$2,265.2

As of March 31, 2014, the Company had $37.5 million of outstanding borrowings on its revolving credit facility ("Corporate Credit Agreement"), leaving $162.5 million available for borrowings. This revolving credit facility expires in July 2017.
On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020. The Tranche B Term Loan requires quarterly principal payments of 0.25% of the original principal amount.
As of March 31, 2014, the Company had $104.6 million of borrowings and $5.2 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving no remaining availability on the total borrowing capacity of $109.8 million. The Receivables Facility is subject to renewal every 364 days and expires in June 2016. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2014 and December 31, 2013, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	March 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$462.2	$926.5	$471.0	$993.2
Long-term debt, including current portion*	2,157.6	2,254.9	2,162.7	2,248.3
*Excludes capital leases.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on March 31, 2014 and December 31, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2014 and December 31, 2013, which is considered Level 2 of the fair value hierarchy.

6.    Restructuring Charges
As of March 31, 2014, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2013	$9.7	$6.0	$0.1	$15.8
Charges	—	—	—	—
Utilizations	(2.6)	(0.9)	—	(3.5)
Balance as of March 31, 2014	$7.1	$5.1	$0.1	$12.3
The Company made severance payments during the three months ended March 31, 2014 pursuant to its written severance plan and certain management contracts. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2015. Other consists of amounts due to telecommunication carriers to cancel circuits.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	IT Services and Hardware	Wireless	Corporate	Total
Balance as of December 31, 2013	$10.5	$0.8	$1.5	$3.0	$15.8
Charges	—	—	—	—	—
Utilizations	(1.8)	—	(0.3)	(1.4)	(3.5)
Balance as of March 31, 2014	$8.7	$0.8	$1.2	$1.6	$12.3
At March 31, 2014 and December 31, 2013, $5.6 million and $7.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $6.7 million and $8.0 million, respectively, were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2014 and 2013, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our wireline network.

Form 10-Q Part I	Cincinnati Bell Inc.

For the three months ended March 31, 2014 and 2013, pension and postretirement benefit costs were as follows:

	Three Months Ended March 31,
	2014	2013	2014	2013
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.3	$0.6	$0.1	$0.1
Interest cost on projected benefit obligation	4.5	5.2	0.9	1.3
Expected return on plan assets	(6.8)	(6.1)	—	—
Amortization of:
Prior service cost (benefit)	—	—	(3.8)	(3.2)
Actuarial loss	5.3	6.0	1.3	1.6
Total amortization	5.3	6.0	(2.5)	(1.6)
Benefit costs	$3.3	$5.7	$(1.5)	$(0.2)

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income.

Contributions in 2014 to the Company’s pension and postretirement plans are expected to be approximately $35 million and $13 million, respectively. For the three months ended March 31, 2014, contributions to the pension plans were $5.0 million and contributions to the postretirement plan were $3.2 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three months ended March 31, 2014, the Company recognized stock-based compensation expense of $0.9 million, inclusive of a $0.2 million mark-to-market gain on awards indexed to the Company's stock price. For the three months ended March 31, 2013, the Company recognized stock-based compensation benefit of $1.7 million, which reflected $3.9 million of mark-to-market gains. As of March 31, 2014, there was $8.2 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately one year, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately three years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At March 31, 2014 and 2013, the number of common shares deferred under these plans was 0.6 million and 0.8 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three months ended March 31, 2014, the Company recognized nominal expense. For the three months ended March 31, 2013, the Company recognized a benefit of $1.6 million.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represented a qualifying transaction requiring payment under these compensation plans. For the three months ended March 31, 2013, compensation expense of $35.5 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. These payments were made in April 2013. This expense has been presented as transaction-related compensation in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2013. In May 2013, additional compensation expense of $7.1 million was recorded related to the success of the CyrusOne IPO.

9.    Shareowners' Deficit
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants which expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. During the first quarter of 2013, warrant holders elected to exercise a total of 14.3 million warrants, leaving no remaining warrants outstanding as of March 31, 2013. As a result, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled.
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2014, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2013	$(133.1)		$(0.2)	$(133.3)
Reclassifications, net	1.8	(a)	—	1.8
Balance as of March 31, 2014	$(131.3)		$(0.2)	$(131.5)
(a) These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 7 for additional details). The components of net periodic pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Business Segment Information
For the period January 1, 2013 through January 23, 2013, we operated four business segments: Wireline, IT Services and Hardware, Wireless and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. Therefore, at March 31, 2014, we operated three business segments: Wireline, IT Services and Hardware, and Wireless. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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
The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. For the first quarter 2014, income from our equity method investment in CyrusOne was $0.5 million. For the period January 24, 2013 to March 31, 2013, we recognized a $1.9 million loss from our investment in CyrusOne. As of March 31, 2014, the carrying value of our investment in CyrusOne was $462.2 million and is included as an asset of the Corporate segment.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Selected financial data for the Company’s business segment information is as follows:

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended
	March 31,
(dollars in millions)	2014	2013
Revenue
Wireline	$183.6	$179.7
IT Services and Hardware	101.9	84.5
Wireless	44.7	53.3
Data Center Colocation	—	15.6
Intersegment	(7.7)	(7.4)
Total revenue	$322.5	$325.7
Intersegment revenue
Wireline	$4.1	$4.4
IT Services and Hardware	3.1	2.0
Wireless	0.5	0.6
Data Center Colocation	—	0.4
Total intersegment revenue	$7.7	$7.4
Operating income
Wireline	$52.6	$50.1
IT Services and Hardware	5.4	1.9
Wireless	5.3	0.7
Data Center Colocation	—	3.2
Corporate	(6.4)	(36.7)
Total operating income	$56.9	$19.2
Expenditures for long-lived assets
Wireline	$26.2	$33.8
IT Services and Hardware	2.5	1.2
Wireless	5.6	8.2
Data Center Colocation	—	7.7
Total expenditures for long-lived assets	$34.3	$50.9
Depreciation and amortization
Wireline	$28.1	$26.8
IT Services and Hardware	2.8	2.5
Wireless	15.8	16.0
Data Center Colocation	—	5.2
Corporate	0.2	0.1
Total depreciation and amortization	$46.9	$50.6

	March 31, 2014	December 31, 2013
Assets
Wireline	$781.2	$780.8
IT Services and Hardware	51.4	48.9
Wireless	237.9	247.5
Corporate and eliminations	1,031.0	1,030.1
Total assets	$2,101.5	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of March 31, 2014, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$163.3	$173.6	$(14.4)	$322.5
Operating costs and expenses	6.1	112.9	161.0	(14.4)	265.6
Operating (loss) income	(6.1)	50.4	12.6	—	56.9
Interest expense (income), net	37.1	(0.8)	4.0	—	40.3
Other (income) expense, net	(0.3)	1.9	(1.5)	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(42.9)	49.3	10.1	—	16.5
Income tax (benefit) expense	(11.5)	18.1	2.9	—	9.5
Equity in earnings of subsidiaries, net of tax	38.4	—	—	(38.4)	—
Net income	7.0	31.2	7.2	(38.4)	7.0
Other comprehensive income	1.8	—	—	—	1.8
Total comprehensive income	$8.8	$31.2	$7.2	$(38.4)	$8.8

Net income	7.0	31.2	7.2	(38.4)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$4.4	$31.2	$7.2	$(38.4)	$4.4

	Three Months Ended March 31, 2013
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$159.3	$180.5	$(14.1)	$325.7
Operating costs and expenses	36.1	111.1	173.4	(14.1)	306.5
Operating (loss) income	(36.1)	48.2	7.1	—	19.2
Interest expense, net	35.8	4.5	7.6	—	47.9
Other (income) expense, net	(0.4)	1.7	0.3	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(71.5)	42.0	(0.8)	—	(30.3)
Income tax (benefit) expense	(20.1)	16.5	10.0	—	6.4
Equity in earnings of subsidiaries, net of tax	14.7	—	—	(14.7)	—
Net (loss) income	(36.7)	25.5	(10.8)	(14.7)	(36.7)
Other comprehensive income (loss)	2.8	—	(0.2)	—	2.6
Total comprehensive (loss) income	$(33.9)	$25.5	$(11.0)	$(14.7)	$(34.1)

Net (loss) income	(36.7)	25.5	(10.8)	(14.7)	(36.7)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(39.3)	$25.5	$(10.8)	$(14.7)	$(39.3)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$1.9	$0.8	$1.5	$—	$4.2
Receivables, net	1.9	—	175.1	—	177.0
Other current assets	20.4	23.6	48.8	(0.6)	92.2
Total current assets	24.2	24.4	225.4	(0.6)	273.4
Property, plant and equipment, net	0.1	709.1	183.0	—	892.2
Investment in CyrusOne	—	—	462.2	—	462.2
Goodwill and intangibles, net	—	2.2	103.4	—	105.6
Investments in and advances to subsidiaries	1,437.6	277.7	—	(1,715.3)	—
Other noncurrent assets	332.8	5.8	193.4	(163.9)	368.1
Total assets	$1,794.7	$1,019.2	$1,167.4	$(1,879.8)	$2,101.5

Current portion of long-term debt	$5.4	$3.7	$3.0	$—	$12.1
Accounts payable	0.5	55.1	56.4	—	112.0
Other current liabilities	66.0	42.1	33.5	—	141.6
Total current liabilities	71.9	100.9	92.9	—	265.7
Long-term debt, less current portion	1,912.7	140.5	190.9	—	2,244.1
Other noncurrent liabilities	204.8	171.4	50.7	(164.5)	262.4
Intercompany payables	276.0	—	192.6	(468.6)	—
Total liabilities	2,465.4	412.8	527.1	(633.1)	2,772.2
Shareowners’ (deficit) equity	(670.7)	606.4	640.3	(1,246.7)	(670.7)
Total liabilities and shareowners’ equity (deficit)	$1,794.7	$1,019.2	$1,167.4	$(1,879.8)	$2,101.5

	As of December 31, 2013
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6
Receivables, net	2.6	—	152.2	—	154.8
Other current assets	4.4	24.1	63.9	(0.7)	91.7
Total current assets	9.1	25.9	216.8	(0.7)	251.1
Property, plant and equipment, net	0.1	706.5	196.2	—	902.8
Investment in CyrusOne	—	—	471.0	—	471.0
Goodwill and intangibles, net	—	2.3	103.8	—	106.1
Investments in and advances to subsidiaries	1,406.6	247.7	—	(1,654.3)	—
Other noncurrent assets	359.1	6.1	178.9	(167.8)	376.3
Total assets	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Current portion of long-term debt	$5.4	$3.9	$3.3	$—	$12.6
Accounts payable	1.5	45.9	42.5	—	89.9
Other current liabilities	67.7	49.4	34.6	0.1	151.8
Total current liabilities	74.6	99.2	80.4	0.1	254.3
Long-term debt, less current portion	1,916.1	141.8	194.7	—	2,252.6
Other noncurrent liabilities	214.5	172.2	59.0	(168.6)	277.1
Intercompany payables	246.4	—	199.7	(446.1)	—
Total liabilities	2,451.6	413.2	533.8	(614.6)	2,784.0
Shareowners’ (deficit) equity	(676.7)	575.3	632.9	(1,208.2)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(29.9)	$52.5	$15.2	$—	$37.8
Capital expenditures	—	(22.6)	(11.7)	—	(34.3)
Proceeds from sale of assets	—	0.1	1.8	—	1.9
Dividends received from CyrusOne	—	—	7.1	—	7.1
Cash flows used in investing activities	—	(22.5)	(2.8)	—	(25.3)
Funding between Parent and subsidiaries, net	37.1	(30.0)	(7.1)	—	—
Net (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(2.5)	—	(1.6)	—	(4.1)
Repayment of debt	(1.3)	(1.0)	(2.9)	—	(5.2)
Proceeds from exercise of options and warrants	0.6	—	—	—	0.6
Other financing activities	(4.2)	—	—	—	(4.2)
Cash flows provided by (used in) financing activities	29.7	(31.0)	(11.6)	—	(12.9)
(Decrease) increase in cash and cash equivalents	(0.2)	(1.0)	0.8	—	(0.4)
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$1.9	$0.8	$1.5	$—	$4.2

	Three Months Ended March 31, 2013
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(27.5)	$42.2	$27.6	$—	$42.3
Capital expenditures	—	(32.2)	(18.7)	—	(50.9)
Proceeds from sale of assets	—	0.8	—	—	0.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(31.4)	(30.5)	—	(61.9)
Funding between Parent and subsidiaries, net	24.4	(10.6)	(13.8)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	2.0	—	2.0
Repayment of debt	—	(0.8)	(2.3)	—	(3.1)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	26.6	(11.4)	(14.1)	—	1.1
Decrease in cash and cash equivalents	(0.9)	(0.6)	(17.0)	—	(18.5)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$2.9	$1.3	$0.9	$—	$5.1

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of March 31, 2014, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional and joint and several. In certain customary circumstances, a subsidiary may be released from its guarantee obligation. These circumstances are defined as follows:

•	upon the sale of all of the capital stock of a subsidiary,

•	if the Company designates the subsidiary as an unrestricted subsidiary under the terms of the indentures, or

•	if the subsidiary is released as a guarantor from the Company's Corporate Credit Agreement.

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, Condensed Consolidating Balance Sheets as of March 31, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$187.1	$149.8	$(14.4)	$322.5
Operating costs and expenses	6.1	172.9	101.0	(14.4)	265.6
Operating (loss) income	(6.1)	14.2	48.8	—	56.9
Interest expense (income), net	37.1	3.6	(0.4)	—	40.3
Other (income) expense, net	(0.3)	3.5	(3.1)	—	0.1
(Loss) income before equity in earnings of subsidiaries and income taxes	(42.9)	7.1	52.3	—	16.5
Income tax (benefit) expense	(11.5)	2.3	18.7	—	9.5
Equity in earnings of subsidiaries, net of tax	38.4	—	—	(38.4)	—
Net income	7.0	4.8	33.6	(38.4)	7.0
Other comprehensive income	1.8	—	—	—	1.8
Total comprehensive income	$8.8	$4.8	$33.6	$(38.4)	$8.8

Net income	7.0	4.8	33.6	(38.4)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$4.4	$4.8	$33.6	$(38.4)	$4.4

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$175.7	$164.1	$(14.1)	$325.7
Operating costs and expenses	36.1	170.1	114.4	(14.1)	306.5
Operating (loss) income	(36.1)	5.6	49.7	—	19.2
Interest expense, net	35.8	3.9	8.2	—	47.9
Other (income) expense, net	(0.4)	4.7	(2.7)	—	1.6
(Loss) income before equity in earnings of subsidiaries and income taxes	(71.5)	(3.0)	44.2	—	(30.3)
Income tax (benefit) expense	(20.1)	9.5	17.0	—	6.4
Equity in earnings of subsidiaries, net of tax	14.7	0.7	—	(15.4)	—
Net (loss) income	(36.7)	(11.8)	27.2	(15.4)	(36.7)
Other comprehensive income (loss)	2.8	—	(0.2)	—	2.6
Total comprehensive (loss) income	$(33.9)	$(11.8)	$27.0	$(15.4)	$(34.1)

Net (loss) income	(36.7)	(11.8)	27.2	(15.4)	(36.7)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(39.3)	$(11.8)	$27.2	$(15.4)	$(39.3)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$1.9	$1.1	$1.2	$—	$4.2
Receivables, net	1.9	9.4	165.7	—	177.0
Other current assets	20.4	45.1	27.3	(0.6)	92.2
Total current assets	24.2	55.6	194.2	(0.6)	273.4
Property, plant and equipment, net	0.1	182.6	709.5	—	892.2
Investment in CyrusOne	—	462.2	—	—	462.2
Goodwill and intangibles, net	—	103.4	2.2	—	105.6
Investments in and advances to subsidiaries	1,437.6	(1.7)	254.6	(1,690.5)	—
Other noncurrent assets	332.8	194.6	4.6	(163.9)	368.1
Total assets	$1,794.7	$996.7	$1,165.1	$(1,855.0)	$2,101.5

Current portion of long-term debt	$5.4	$3.0	$3.7	$—	$12.1
Accounts payable	0.5	79.7	31.8	—	112.0
Other current liabilities	66.0	35.3	40.3	—	141.6
Total current liabilities	71.9	118.0	75.8	—	265.7
Long-term debt, less current portion	1,912.7	86.3	245.1	—	2,244.1
Other noncurrent liabilities	204.8	53.1	169.0	(164.5)	262.4
Intercompany payables	276.0	129.4	51.9	(457.3)	—
Total liabilities	2,465.4	386.8	541.8	(621.8)	2,772.2
Shareowners’ (deficit) equity	(670.7)	609.9	623.3	(1,233.2)	(670.7)
Total liabilities and shareowners’ equity (deficit)	$1,794.7	$996.7	$1,165.1	$(1,855.0)	$2,101.5

	As of December 31, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6
Receivables, net	2.6	7.2	145.0	—	154.8
Other current assets	4.4	60.7	27.3	(0.7)	91.7
Total current assets	9.1	68.2	174.5	(0.7)	251.1
Property, plant and equipment, net	0.1	194.1	708.6	—	902.8
Investment in CyrusOne	—	471.0	—	—	471.0
Goodwill and intangibles, net	—	103.8	2.3	—	106.1
Investments in and advances to subsidiaries	1,406.6	(1.6)	218.2	(1,623.2)	—
Other noncurrent assets	359.1	179.9	5.1	(167.8)	376.3
Total assets	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Current portion of long-term debt	$5.4	$3.0	$4.2	$—	$12.6
Accounts payable	1.5	72.3	16.1	—	89.9
Other current liabilities	67.7	36.9	47.1	0.1	151.8
Total current liabilities	74.6	112.2	67.4	0.1	254.3
Long-term debt, less current portion	1,916.1	87.0	249.5	—	2,252.6
Other noncurrent liabilities	214.5	61.3	169.9	(168.6)	277.1
Intercompany payables	246.4	149.9	33.2	(429.5)	—
Total liabilities	2,451.6	410.4	520.0	(598.0)	2,784.0
Shareowners’ (deficit) equity	(676.7)	605.0	588.7	(1,193.7)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(29.9)	$26.7	$41.0	$—	$37.8
Capital expenditures	—	(11.7)	(22.6)	—	(34.3)
Proceeds from sale of assets	—	—	1.9	—	1.9
Dividends received from CyrusOne	—	7.1	—	—	7.1
Cash flows used in investing activities	—	(4.6)	(20.7)	—	(25.3)
Funding between Parent and subsidiaries, net	37.1	(20.6)	(16.5)	—	—
Net (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(2.5)	—	(1.6)	—	(4.1)
Repayment of debt	(1.3)	(0.7)	(3.2)	—	(5.2)
Proceeds from exercise of options and warrants	0.6	—	—	—	0.6
Other financing activities	(4.2)	—	—	—	(4.2)
Cash flows provided by (used in) financing activities	29.7	(21.3)	(21.3)	—	(12.9)
(Decrease) increase in cash and cash equivalents	(0.2)	0.8	(1.0)	—	(0.4)
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$1.9	$1.1	$1.2	$—	$4.2

	Three Months Ended March 31, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(27.5)	$(8.4)	$78.2	$—	$42.3
Capital expenditures	—	(11.0)	(39.9)	—	(50.9)
Proceeds from sale of assets	—	—	0.8	—	0.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.0)	(50.9)	—	(61.9)
Funding between Parent and subsidiaries, net	24.4	21.0	(45.4)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	2.0	—	2.0
Repayment of debt	—	(1.5)	(1.6)	—	(3.1)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	26.6	19.5	(45.0)	—	1.1
(Decrease) increase in cash and cash equivalents	(0.9)	0.1	(17.7)	—	(18.5)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$2.9	$0.4	$1.8	$—	$5.1

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Subsequent Events
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets valued at approximately $210 million. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses. Effective April 30, 2014, we shortened the useful life of the wireless assets not being sold as part of the transaction.

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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
The Company is a full-service regional provider of entertainment, data and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communication systems and end-to-end IT solutions.
On April 6, 2014, we entered into agreements valued at approximately $210 million to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses.
On a consolidated basis, revenue for the first quarter of 2014 totaled $322.5 million. Revenue from our strategic products totaled $101.0 million in 2014, up 24% compared to the same period in 2013, which more than offset declines from our legacy Wireline products and a declining postpaid Wireless subscriber base.
Operating income in 2014 was $56.9 million, up from $19.2 million in the prior year, primarily due to transaction related compensation incurred in the first quarter of 2013. In addition, growth in strategic products continues to increasingly offset the impact of legacy and wireless revenue declines.

Form 10-Q Part I	Cincinnati Bell Inc.

On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, which owns and operates our former data center colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Although we effectively own approximately 68% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP, we no longer control its operations. Effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for ownership in CyrusOne as an equity method investment. Due to the deconsolidation of CyrusOne, our results of operations for the period ending March 31, 2013 are not comparable to the current period.
We currently own approximately 1.9 million shares, or 8.3%, of CyrusOne's common stock and are a limited partner in CyrusOne LP, owning approximately 42.6 million, or 65%, of its partnership units. Commencing January 17, 2014, we are permitted to exchange the partnership units of CyrusOne LP into cash or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock, subject to certain limitations which restricted the volume of shares we were permitted to sell. On April 4, 2014, the registration statement filed by CyrusOne on March 24, 2014 became effective and eliminated all prior limitations restricting the volume of shares we are allowed to sell.
Consolidated Results of Operations
Service revenue was $258.2 million during the three months ended March 31, 2014, down 5% compared to the prior year. The decrease was primarily due to the deconsolidation of CyrusOne subsequent to the completion of its IPO on January 24, 2013. Data center revenue was $15.2 million for the first quarter of 2013 prior to the CyrusOne IPO. Excluding CyrusOne, service revenue increased $2.9 million compared to a year ago. Strong demand for strategic products resulted in a $4.4 million increase in wireline service revenue. Information Technology ("IT") service revenue increased by $6.0 million in the three months ended March 31, 2014 as compared to the same period in 2013, due primarily to strong enterprise customer demand for managed and professional services. These increases were partially offset by wireless service revenue declining $7.5 million from the prior year due to continued loss of postpaid subscribers.
Product revenue totaled $64.3 million in the three months ended March 31, 2014, a $9.1 million increase compared to the same period in 2013. Increased sales of telecommunications and IT hardware of $10.3 million were partially offset by lower wireless handset and accessory sales.
Cost of services was $106.3 million in the three months ended March 31, 2014 compared to $109.2 million in the same period of the prior year, which included CyrusOne cost of services totaling $4.6 million. Excluding CyrusOne, cost of services increased $1.7 million to support the growth in our strategic products. Wireless cost of services was down $2.2 million as a result of a declining subscriber base.
Cost of products sold was $59.9 million in the three months ended March 31, 2014 compared to $53.2 million in the same period in 2013. The increase in 2014 primarily reflects increased sales of telecommunications and IT hardware, which drove an $8.8 million increase in cost of products sold. This increase was partially offset by a $2.2 million reduction in wireless cost of products sold due to decreased handset and accessory sales.
Selling, general and administrative (“SG&A”) expenses were $55.4 million in the three months ended March 31, 2014, up 4%, compared to a year ago. CyrusOne SG&A expenses were $2.4 million in the three months ended prior to the IPO. Excluding CyrusOne, SG&A expenses increased $4.7 million compared to the prior year. Corporate costs were up $6.0 million from the prior year primarily as a result of recognizing a $5.6 million gain in the first quarter of 2013 for compensation plans indexed to changes in our stock price. IT Services and Hardware SG&A expenses were up $1.3 million primarily due to an increase in commissions associated with increased hardware sales. Wireless SG&A expenses were down $2.1 million as a result of cost-out initiatives as we continue to focus on operating the segment for cash flow and profitability. Wireline SG&A costs were $30.5 million in the first quarter of 2014, down $0.5 million from the prior year.
Depreciation and amortization totaled $46.9 million in the three months ended March 31, 2014, down $3.7 million from the same period in 2013. CyrusOne depreciation and amortization of $5.2 million is included in the first quarter of 2013 for costs prior to the IPO. Excluding CyrusOne, depreciation and amortization increased $1.5 million compared to the prior year due to new assets placed in service as we expand our fiber network. In the fourth quarter of 2013, we reduced the useful life of all our wireless long-lived assets, excluding the spectrum licenses, to 30 months due to the continued decline in our subscriber base. This change resulted in an additional depreciation expense of approximately $9 million in the first quarter of 2014. During the first quarter of 2013, we changed the estimated useful life assigned to network software which resulted in a one-time depreciation charge of $8.5 million partially offsetting the increase resulting from changing our estimated useful life in the fourth quarter of 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Transaction-related compensation of $35.5 million in the three months ended March 31, 2013 was associated with the IPO of CyrusOne which was completed on January 24, 2013. In 2010, the Company's Board of Directors approved a long-term incentive program for certain members of management under which payments were contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plan. The completion of the IPO during 2013 resulted in a qualifying transaction requiring payment of compensation to the employees covered under this plan. No such transaction-related compensation occurred in the first quarter of 2014.
Restructuring charges were $2.6 million in the three months ended March 31, 2013, with no such charges in 2014. Charges incurred in 2013 were comprised of $1.7 million of expenses related to lease abandonments and $0.9 million incurred for third party consultant costs associated with workforce optimization initiatives.
During the first quarter of 2014, the Company recognized a nominal amount of gain on the sale of copper cabling in the Wireline segment that was offset by a loss on the sale of corporate assets. A loss on sale or disposal of assets of $2.5 million was incurred in the three months ended March 31, 2013, primarily attributable to $3.3 million of wireless network equipment removed from service due to upgrades. This equipment had no resale market and was either disconnected from the wireless network, abandoned or demolished. This loss was partially offset by a gain of $0.8 million recognized from sales of copper cabling in the Wireline segment.
The amortization of the deferred gain for the three months ended March 31, 2014 totaled $3.6 million, up from $0.6 million for the same period in 2013. The change in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first quarter of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million.
Transaction costs were $0.7 million in the three months ended March 31, 2014, compared to $0.4 million in the same period in 2013. Transaction costs in 2014 represented legal fees associated with the pending sale of our wireless assets. Transaction costs in 2013 represent legal and consulting costs incurred to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $40.3 million in the three months ended March 31, 2014 compared to $47.9 million in the same period of 2013. The decrease was primarily due to the Company amending its Corporate Credit Agreement to include a $540 million Tranche B Term Loan facility with a 4.0% interest rate at March 31, 2014. The proceeds from the facility were used to redeem all of the Company's higher coupon $500 million 8 1/4% Senior Notes on October 15, 2013. In addition, the deconsolidation of CyrusOne resulted in a $2.5 million decrease in interest expense as we no longer have any obligations related to its indebtedness.
Income from CyrusOne equity method investment of $0.5 million in the three months ended March 31, 2014 represents the Company's share of CyrusOne's net income which, effective with the IPO date of January 24, 2013, is recorded on the equity method. In the first quarter of 2013, there was a loss of $1.9 million related to the Company's share of CyrusOne's net loss.
Income tax expense for the three months ended March 31, 2014 was $9.5 million compared to $6.4 million in the same period in 2013. The increase in tax expense was due primarily to higher pre-tax income and a projected higher effective tax. In addition, during the three months ended March 31, 2013, a valuation allowance provision of $10.7 million was required for Texas margin credits which, effective with CyrusOne's IPO, are uncertain of being realized before their expiration date.
For 2014, the Company expects its effective tax rate to be higher than statutory rates. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline
The Wireline segment provides products and services such as data transport and high-speed internet, local voice, long distance and VoIP, entertainment, and other services. Cincinnati Bell Telephone Company LLC (CBT), a subsidiary of the Company, is the Incumbent Local Exchange Carrier (ILEC) for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for more than 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change	% Change
Revenue:
Data	$83.0	$78.1	$4.9	6%
Voice - local service	53.1	59.5	(6.4)	(11)%
Long distance and VoIP	26.9	26.9	—	0%
Entertainment	17.0	12.0	5.0	42%
Other	3.6	3.2	0.4	13%
Total revenue	183.6	179.7	3.9	2%
Operating costs and expenses:
Cost of services and products	71.9	71.2	0.7	1%
Selling, general and administrative	31.1	31.0	0.1	0%
Depreciation and amortization	28.1	26.8	1.3	5%
Restructuring charges	—	1.4	(1.4)	n/m
Gain on sale or disposal of assets	(0.1)	(0.8)	0.7	n/m
Total operating costs and expenses	131.0	129.6	1.4	1%
Operating income	$52.6	$50.1	$2.5	5%
Operating margin	28.6%	27.9%		0.7	pts
Capital expenditures	$26.2	$33.8	$(7.6)	(22)%
Metrics information (in thousands):
Fioptics units passed	288.0	220.0	68.0	31%
Internet subscribers:
DSL	178.4	199.5	(21.1)	(11)%
Fioptics	91.6	60.7	30.9	51%
Total internet subscribers	270.0	260.2	9.8	4%
Fioptics video subscribers	77.5	57.6	19.9	35%
Local access lines	518.8	561.4	(42.6)	(8)%
Long distance lines	386.9	410.4	(23.5)	(6)%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Revenue
Data revenue consists of Fioptics and DSL internet access, data transport and interconnection services. Data revenue was $83.0 million for the three months ended March 31, 2014, up $4.9 million, compared to the same period in 2013. Strategic data revenue was $35.1 million in 2014, up $7.6 million compared to the prior year. Revenue from Fioptics internet services increased to $9.6 million in 2014, up from $5.9 million in the prior year due to a 51% increase in subscribers, after including approximately 7,000 high-speed internet subscribers not previously identified as Fioptics. Strategic business revenue totaled $24.8 million, including Fioptics business revenue of $0.9 million, up 12% compared to the prior year. Legacy data revenue was $47.9 million in 2014, down $2.7 million compared to the prior year. This is primarily due to our business customers migrating to higher bandwidth data transport products and an 11% decline in our legacy DSL subscriber base.

Voice local service revenue includes local service, digital trunking, switched access and information services and other value-added services such as caller identification, voicemail, call waiting and call return. Voice local service revenue was $53.1 million in the three months ended March 31, 2014, down $6.4 million, compared to the same period in 2013. Strategic voice service revenue was $4.5 million in 2014, up $0.4 million compared to 2013, primarily due to the increase in Fioptics voice lines. Legacy voice service revenue was $46.9 million in 2014, down $6.7 million compared to 2013. The decrease in revenue is primarily due to fewer local access lines compared to a year ago, as total access lines decreased by 8%. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems and customers electing to use service from other providers.
Long distance and VoIP revenue was $26.9 million in the three months ended March 31, 2014, consistent with the same period in 2013. Strategic revenue was $13.8 million in 2014, up $1.4 million compared to the prior year, due largely to growth in VoIP services. Legacy revenue was $12.3 million in 2014, a decrease of $1.1 million compared to 2013. As of March 31, 2014, long distance subscriber lines were 386,900, a 6% decrease from a year ago due to both consumer and business customers migrating to VoIP or wireless services. The remaining decrease is due to a decrease in integration revenue.
Entertainment revenue was $17.0 million in the three months ended March 31, 2014, up $5.0 million, compared to the same period in 2013, driven by a 35% increase in the number of Fioptics video subscribers. As of March 31, 2014, the segment had 77,500 Fioptics video subscribers. The Company continues to expand its Fioptics service area as there is a strong consumer demand for this service.
Costs and Expenses
Cost of services and products was $71.9 million in the three months ended March 31, 2014, an increase of $0.7 million compared to the same period in 2013. Contributing to the increase was $4.1 million of higher costs primarily associated with increased Fioptics programming expenses resulting from a growing subscriber base and higher rates. This increase was offset by $3.4 million of lower payroll costs driven by a reduction in pension and post-retirement expense.

SG&A expenses were $31.1 million in the three months ended March 31, 2014, consistent with the same period in 2013, as decreased pension and post-retirement expenses were offset by increased costs to support the growth of our strategic products.

Depreciation and amortization was $28.1 million in the three months ended March 31, 2014, an increase of $1.3 million compared to a year ago. Assets placed in service in connection with the expansion of our Fioptics network drove the higher depreciation expense in 2014.
Restructuring charges of $1.4 million in the three months ended March 31, 2013 were associated with our remaining obligations on abandoned leases. There were no such charges in 2014. The gain on sale of assets of $0.1 million in 2014 and $0.8 million in 2013 is associated with the sale of copper cabling that was no longer in use.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued
Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade our DSL network, and to maintain our network. Capital expenditures were $26.2 million for the three months ended March 31, 2014, a decrease of $7.6 million compared to the same period in 2013, primarily due to timing. As of March 31, 2014, the Company is able to provide its Fioptics services to 288,000 residential and business addresses.

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

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change	% Change
Revenue:
Telecom and IT equipment distribution	$67.9	$56.9	$11.0	19%
Managed and professional services	34.0	27.6	6.4	23%
Total revenue	101.9	84.5	17.4	21%
Operating costs and expenses:
Cost of services and products	81.7	69.4	12.3	18%
Selling, general and administrative	12.0	10.7	1.3	12%
Depreciation and amortization	2.8	2.5	0.3	12%
Total operating costs and expenses	96.5	82.6	13.9	17%
Operating income	$5.4	$1.9	$3.5	n/m
Operating margin	5.3%	2.2%		3.1	pts
Capital expenditures	$2.5	$1.2	$1.3	n/m

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
Strategic managed and professional services revenue totaled $32.9 million for the three months ended March 31, 2014, up $5.8 million from the prior year due largely to increased services for one of our largest customers and additional staff augmentation resources. Integration revenue totaled $69.0 million, up $11.6 million from 2013. The increase is due to increased telecom and IT equipment distribution revenue reflecting the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions.
Costs and Expenses
Cost of services and products was $81.7 million in the three months ended March 31, 2014, an increase of $12.3 million compared to the same period in 2013. The increase was largely driven by increased cost of goods sold related to higher equipment sales and increased payroll costs incurred to support the growth in managed and professional services.
SG&A expenses were $12.0 million in the three months ended March 31, 2014, up 12% compared to the prior year, largely due to increased sales commissions associated with revenue growth.
Capital Expenditures
Capital expenditures were $2.5 million in the three months ended March 31, 2014 compared to $1.2 million in the prior year. Capital expenditures were higher in 2014 due to increased advanced security and managed services projects in 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

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
On April 6, 2014, we entered into agreements valued at approximately $210 million to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to continue to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses.

	Three Months Ended March 31,
(dollars in millions, except for operating metrics)	2014	2013	Change	% Change
Revenue:
Postpaid service	$30.6	$37.5	$(6.9)	(18)%
Prepaid service	11.1	11.8	(0.7)	(6)%
Equipment and other	3.0	4.0	(1.0)	(25)%
Total revenue	44.7	53.3	(8.6)	(16)%
Operating costs and expenses:
Cost of services and products	19.5	24.1	(4.6)	(19)%
Selling, general and administrative	7.7	9.8	(2.1)	(21)%
Depreciation and amortization	15.8	16.0	(0.2)	(1)%
Loss on sale or disposal of assets	—	3.3	(3.3)	n/m
Amortization of deferred gain	(3.6)	(0.6)	(3.0)	n/m
Total operating costs and expenses	39.4	52.6	(13.2)	(25)%
Operating income	$5.3	$0.7	$4.6	n/m
Operating margin	11.9%	1.3%		10.6	pts
Capital expenditures	$5.6	$8.2	$(2.6)	(32)%
Metrics information:
Postpaid ARPU*	$53.45	$51.29	$2.16	4%
Prepaid ARPU*	$26.66	$26.57	$0.09	0%
Postpaid subscribers (in thousands)	183.6	236.6	(53.0)	(22)%
Prepaid subscribers (in thousands)	136.2	148.7	(12.5)	(8)%
Average postpaid churn	2.8%	2.6%		0.2	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Revenue
Postpaid service revenue was $30.6 million in the three months ended March 31, 2014, a decrease of 18% compared to prior year. The decrease was primarily due to continued declines in postpaid subscribers as a result of intense competitive pressure from larger national carriers. The decline in postpaid subscribers was partially offset by a 4% increase in postpaid ARPU. Data ARPU totaled $20.86 in the three months ended March 31, 2014, up 12% compared to a year ago as smartphone subscribers accounted for 50% of our subscriber base compared to 42% as of March 31, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Prepaid service revenue totaled $11.1 million for the first quarter of 2014, down $0.7 million from the same period in 2013 due to an 8% decrease in our prepaid subscriber count. Prepaid ARPU for the three months ended March 31, 2014 was $26.66, consistent with the prior year. Effective July 1, 2014, we will discontinue our lifeline program which included 37,300 subscribers as of March 31, 2014. For the first quarter of 2014, revenue from prepaid subscribers enrolled in the lifeline program totaled approximately $3 million.
Equipment and other revenue in the three months ended March 31, 2014 was $3.0 million, a decrease of $1.0 million, compared to the same period in 2013, due primarily to continued postpaid subscriber losses which resulted in fewer activations and upgrades.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. Cost of services and products totaled $19.5 million in the three months ended March 31, 2014, down 19%, compared to the prior year. The decrease was primarily due to $2.2 million in lower costs as a result of fewer handsets and related accessory sales. Network related costs were down $1.3 million from the prior year due to reduced roaming rates and lower network access expenses resulting from a reduced subscriber base. The remaining decrease is largely due to a $0.9 million decrease in contract services and payroll expenses due to cost containment efforts.
SG&A expenses were $7.7 million in the three months ended March 31, 2014, a decrease of $2.1 million compared to the same period of 2013. Cost containment efforts led to a $1.8 million reduction in payroll, advertising and sales and marketing costs. Bad debt expenses were also down $0.3 million from the prior year.
Depreciation and amortization was $15.8 million in the three months ended March 31, 2014, a decrease of $0.2 million compared to the same period in 2013. In the fourth quarter of 2013, we reduced the useful life of all our long-lived assets, excluding the spectrum licenses, to 30 months due to the continued decline in our subscriber base. This change resulted in an additional depreciation expense of approximately $9 million in the first quarter of 2014. During the first quarter of 2013, we changed the estimated useful life assigned to network software which resulted in a one-time depreciation charge of $8.5 million partially offsetting the increase resulting from changing our estimated useful life in the fourth quarter of 2013. The remaining year-over-year decrease in depreciation expense is primarily related to the closing of a retail store in 2013.
Loss on sale or disposal of assets was $3.3 million in the three months ended March 31, 2013, largely the result of wireless network equipment that was removed from service. This equipment had no resale market and had either been disconnected from the existing wireless network, abandoned or demolished. No such losses were incurred during the same period in 2014.
The amortization of the deferred gain for the three months ended March 31, 2014 totaled $3.6 million, up from $0.6 million for the same period in 2013. The change in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first quarter of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million.
Based on the agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, we shortened the useful life of the wireless assets not being sold as part of the transaction. The change in the estimated useful life of the remaining property, plant and equipment is expected to increase depreciation expense by approximately $45 million for 2014. The change will also accelerate the amortization of the deferred gain for the tower leases not being assumed by the counterparty. This change is expected to result in approximately $10 million of additional deferred gain amortization to be recognized in 2014.

Capital Expenditures
Capital expenditures of $5.6 million in the three months ended March 31, 2014 were primarily for network software upgrades implemented to address the growing demand for data from our current customer base.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and account for our investment in CyrusOne on the equity method. For the three months ended March 31, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements.

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change	% Change
Revenue	$—	$15.6	$(15.6)	n/m
Operating costs and expenses:
Cost of services	—	4.8	(4.8)	n/m
Selling, general and administrative	—	2.4	(2.4)	n/m
Depreciation and amortization	—	5.2	(5.2)	n/m
Total operating costs and expenses	—	12.4	(12.4)	n/m
Operating income	$—	$3.2	$(3.2)	n/m
Operating margin		20.5%		n/m
Capital expenditures	$—	$7.7	$(7.7)	n/m

Data Center Colocation revenues, operating expenses and operating income for the three months ended March 31, 2014 are not comparable to the similar period in 2013 as we no longer include CyrusOne's results in our consolidated financial statements after its IPO, completed on January 24, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of March 31, 2014, the Company had $2,256.2 million of outstanding indebtedness and an accumulated deficit of $3,256.5 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $37.8 million and $42.3 million of cash flows from operations during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had $166.7 million of short-term liquidity, comprised of $4.2 million of cash and cash equivalents and $162.5 million of undrawn capacity on our Corporate Credit Agreement.
As of March 31, 2014, the Company had $104.6 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving no remaining availability on the total borrowing capacity of $109.8 million. The Receivables Facility is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2014. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
As of March 31, 2014, the fair value of our ownership interests in CyrusOne was $926.5 million. Commencing January 17, 2014, we are permitted to exchange the partnership units of CyrusOne LP into cash or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock, subject to certain limitations which restricted the volume of shares we were permitted to sell. On April 4, 2014, the registration statement filed by CyrusOne on March 24, 2014 became effective and eliminated all prior limitations restricting the volume of shares we are allowed to sell.
We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds from any sales of CyrusOne towards debt repayments.
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2014 totaled $37.8 million, a decrease of $4.5 million compared to the same period in 2013. The cash provided by operating activities is lower in 2014 primarily due to the deconsolidation of CyrusOne and the timing of interest payments compared to a year ago. These decreases were partially offset by improved cash flows from increased revenue.
Cash flows used in investing activities during the three months ended March 31, 2014 was $25.3 million, a decrease of $36.6 million compared to the same period in 2013. This decrease was primarily due to the deconsolidation of CyrusOne, which increased cash used in investing activities by $19.5 million for the period January 1, 2013 through January 23, 2013. Excluding CyrusOne, capital expenditures were down $8.9 million from the prior year largely due to timing of payments. Proceeds from the sale of assets totaled $1.9 million in the first quarter of 2014, up $1.1 million from the prior year. Dividends received from CyrusOne in the first quarter of 2014 were $7.1 million, with no dividends being received in the first quarter of 2013.
Cash flows used in financing activities during the three months ended March 31, 2014 were $12.9 million, compared to cash provided by financing activities of $1.1 million during the same period in 2013. In the first quarter of 2014, we repaid $4.1 million of the outstanding balances on the Corporate Credit Agreement and Receivables Facility as opposed to borrowings of $2.0 million in the same period a year ago. In addition, debt repayments totaled $5.2 million in the current quarter, an increase of $2.1 million from the prior year. The Company also cash settled 1.7 million warrants in the first quarter of 2013 and received $5.1 million of cash proceeds. All outstanding warrants were exercised as of March 31, 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual and aggregate basis. The Corporate Credit Agreement also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company were in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. As of March 31, 2014, the Company was in compliance with all of the covenants under the Corporate Credit Agreement.
The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended March 31, 2014:

(dollars in millions)
Consolidated Total Leverage Ratio as of March 31, 2014	5.62
Maximum ratio permitted for compliance	6.50
Consolidated Funded Indebtedness additional availability	$353.6
Consolidated EBITDA clearance over compliance threshold	$54.4

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on September 10, 2013.
The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of March 31, 2014.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.
The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions, including with respect to payment priority, set forth in the Corporate Credit Agreement. In addition, the Corporate Credit Agreement provides that 85%, rather than 100%, of proceeds from a CyrusOne monetization are applied to mandatory payments under the Corporate Credit Agreement, subject to terms and conditions set forth therein.

Public Bond Indentures
The Company’s public debt, which includes the 8 3/4% Senior Subordinated Notes due 2018 and the 8 3/8% Senior Notes due 2020, contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its public debt indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). As of March 31, 2014, the Company exceeded this ratio. The Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including baskets which allow $900 million of total Credit Agreement debt (Revolver and Term Loans).  We also have baskets for capital lease incurrences, borrowings against the Accounts Receivable Facility, refinancings of existing debt, and other debt incurrences.  Management believes these basket allowances are sufficient to accommodate normal business operations. Also, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to specific allowances. In addition to a $25 million cumulative general allowance, the Company is permitted to make dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock and may repurchase up to $10 million of its common stock per year. Except for the $25 million cumulative general allowance, no other allowances are available for common stock dividend payments. The Company does not believe that this limitation will have a material impact on its operations, liquidity or cash flows in the foreseeable future. When the Company is able to meet this ratio in the future, the aforementioned restrictions on debt incurrence and restricted payments will lapse and the company will have access to its restricted payments basket, which exceeds $300 million as of March 31, 2014.
Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares in the first quarter of 2014. As of March 31, 2014, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
Regulatory Matters
Refer to the Company’s Annual Report on Form 10-K for the year ended 2013 for a complete description of regulatory matters.
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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2013 for a complete description of future operating trends for our business.
Wireless
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. We plan to continue to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses.

Effective July 1, 2014, we will discontinue our lifeline program which included 37,300 subscribers as of March 31, 2014. For the first quarter of 2014, revenue from prepaid subscribers enrolled in the lifeline program totaled approximately $3 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying condensed consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2013. Updates to our critical accounting policies are described below:
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
On April 6, 2014, we entered into agreements valued at approximately $210 million to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to continue to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses. We performed step one of the impairment test using cash flow projections from the sale of our wireless spectrum licenses and certain other assets related to our wireless business. We also considered the cash flow we expect to generate from operating the business less any one-time expenses associated with winding down operations and decommissioning the network. As the forecasted cash flows exceeded the carrying value of this asset group, no impairment loss was recognized in the first quarter of 2014.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of the Company's market risks.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2014 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending March 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2014.

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
(10.1)
License Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.2)
Network Asset Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.2 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	May 8, 2014	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	May 8, 2014	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer