Form 10-Q
period 2014-06-30
CINCINNATI BELL INC
filed 2014-08-07
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2014, there were 209,101,069 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Services	$256.0	$256.4	$514.2	$526.9
Products	63.9	55.6	128.2	110.8
Total revenue	319.9	312.0	642.4	637.7
Costs and expenses
Cost of services, excluding items below	109.2	103.5	215.5	212.7
Cost of products sold, excluding items below	60.5	54.7	120.4	107.9
Selling, general and administrative, excluding items below	54.5	54.7	109.9	107.8
Depreciation and amortization	60.3	37.2	107.2	87.8
Transaction-related compensation	—	7.1	—	42.6
Restructuring charges	6.4	8.2	6.4	10.8
Curtailment gain	—	(0.6)	—	(0.6)
(Gain) loss on sale or disposal of assets, net	(0.1)	0.3	(0.1)	2.8
Amortization of deferred gain	(6.5)	(0.6)	(10.1)	(1.2)
Transaction costs	—	0.7	0.7	1.1
Total operating costs and expenses	284.3	265.2	549.9	571.7
Operating income	35.6	46.8	92.5	66.0
Interest expense	40.7	45.4	81.0	93.3
Loss from CyrusOne equity method investment	2.4	4.7	1.9	6.6
Gain on sale of CyrusOne equity method investment	(192.8)	—	(192.8)	—
Other expense (income), net	0.1	0.1	0.7	(0.2)
Income (loss) before income taxes	185.2	(3.4)	201.7	(33.7)
Income tax expense (benefit)	71.0	(4.2)	80.5	2.2
Net income (loss)	114.2	0.8	121.2	(35.9)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net income (loss) applicable to common shareowners	$111.6	$(1.8)	$116.0	$(41.1)
Basic earnings (loss) per common share	$0.54	$(0.01)	$0.56	$(0.20)
Diluted earnings (loss) per common share	$0.53	$(0.01)	$0.55	$(0.20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$114.2	$0.8	$121.2	$(35.9)
Other comprehensive income, net of tax:
Foreign currency translation gain (loss), net of tax of $0.0, ($0.1)	—	0.1	—	(0.1)
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $4.2	—	7.3	—	7.3
Amortization of prior service benefits, net of tax of ($1.4), ($1.2), ($2.8), ($2.4)	(2.4)	(2.0)	(4.8)	(4.0)
Amortization of net actuarial loss, net of tax of $1.8, $2.3, $4.2, $5.1	3.0	4.0	7.2	8.8
Reclassification adjustment for curtailment gain included in net income, net of tax of ($0.2)	—	(0.4)	—	(0.4)
Other comprehensive income	0.6	9.0	2.4	11.6
Total comprehensive income (loss)	$114.8	$9.8	$123.6	$(24.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$347.2	$4.6
Receivables, less allowances of $11.5 and $12.2	162.0	145.6
Receivable from CyrusOne	8.0	9.2
Inventory, materials and supplies	16.8	23.8
Deferred income taxes, net	61.0	55.3
Prepaid expenses	12.6	11.0
Other current assets	0.7	1.6
Total current assets	608.3	251.1
Property, plant and equipment, net	874.7	902.8
Investment in CyrusOne	290.7	471.0
Goodwill	14.4	14.4
Intangible assets, net	90.5	91.7
Deferred income taxes, net	259.5	339.7
Other noncurrent assets	38.8	36.6
Total assets	$2,176.9	$2,107.3
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.1	$12.6
Accounts payable	105.1	89.4
Payable to CyrusOne	0.3	0.5
Unearned revenue and customer deposits	31.4	32.5
Accrued taxes	16.6	12.9
Accrued interest	31.5	31.6
Accrued payroll and benefits	37.4	38.0
Other current liabilities	36.2	36.8
Total current liabilities	270.6	254.3
Long-term debt, less current portion	2,214.2	2,252.6
Pension and postretirement benefit obligations	185.4	202.7
Other noncurrent liabilities	62.7	74.4
Total liabilities	2,732.9	2,784.0
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2014 and December 31, 2013; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,556,709 and 208,656,995 shares issued; 209,101,069 and 208,165,275 shares outstanding at June 30, 2014 and December 31, 2013	2.1	2.1
Additional paid-in capital	2,587.5	2,590.6
Accumulated deficit	(3,142.3)	(3,263.5)
Accumulated other comprehensive loss	(130.9)	(133.3)
Common shares in treasury, at cost	(1.8)	(2.0)
Total shareowners’ deficit	(556.0)	(676.7)
Total liabilities and shareowners’ deficit	$2,176.9	$2,107.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$121.2	$(35.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	107.2	87.8
Provision for loss on receivables	4.6	6.6
Loss from CyrusOne equity method investment	1.9	6.6
Gain on sale of CyrusOne equity method investment	(192.8)	—
Noncash portion of interest expense	3.4	3.8
Deferred income tax provision	73.2	1.6
Pension and other postretirement payments in excess of expense	(13.3)	(10.7)
Stock-based compensation	1.7	3.2
Amortization of deferred gain	(10.1)	(1.2)
(Gain) loss on sale or disposal of assets, net	(0.1)	2.8
Excess tax benefit for share based payments	(0.8)	(0.5)
Other, net	(0.6)	0.2
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
(Increase) decrease in receivables	(20.2)	2.6
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	5.8	(4.8)
Increase (decrease) in accounts payable	12.6	(3.6)
Increase (decrease) in accrued and other current liabilities	1.3	(20.7)
Decrease in other noncurrent assets	0.8	0.3
Decrease in other noncurrent liabilities	(2.0)	(8.7)
Net cash provided by operating activities	93.8	29.4
Cash flows from investing activities
Capital expenditures	(75.5)	(95.9)
Proceeds from sale of CyrusOne equity method investment	355.9	—
Dividends received from CyrusOne	16.4	7.0
Proceeds from sale of assets	2.0	1.6
Release of restricted cash	—	0.4
Cash divested from deconsolidation of CyrusOne	—	(12.2)
Other, net	(5.7)	—
Net cash provided by (used in) investing activities	293.1	(99.1)
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(31.4)	56.8
Repayment of debt	(8.3)	(4.8)
Dividends paid on preferred stock	(5.2)	(5.2)
Proceeds from exercise of options and warrants	1.2	6.6
Excess tax benefit for share based payments	0.8	0.5
Other, net	(1.4)	(2.3)
Net cash (used in) provided by financing activities	(44.3)	51.6
Net increase (decrease) in cash and cash equivalents	342.6	(18.1)
Cash and cash equivalents at beginning of period	4.6	23.6
Cash and cash equivalents at end of period	$347.2	$5.5

Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$—	$509.7
Accrual of CyrusOne dividends	$6.0	$7.1
Acquisition of property by assuming debt and other noncurrent liabilities	$0.2	$1.9
Acquisition of property on account	$20.8	$22.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we”) provide diversified telecommunications and technology services. As of June 30, 2014, we operate our business through the following segments: Wireline, IT Services and Hardware and Wireless.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at June 30, 2014 and December 31, 2013. This same customer contributed in excess of 10% to consolidated revenue for the three and six months ended June 30, 2014.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, Inc. ("CyrusOne"), our former Data Center Colocation segment. As of the date of the IPO, we owned approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66% of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations. Therefore, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment.
On June 25, 2014, we consummated the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. As of June 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of common stock of CyrusOne and approximately 26.6 million partnership units in CyrusOne LP. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method.
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business valued at approximately $210 million. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses.

On August 4, 2014, the Company reached a tentative agreement with the Communications Workers of America (“CWA”) on the terms of a new labor contract. The tentative agreement is subject to ratification by the local CWA membership.

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
The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.
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

Equity Method Investments - We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we have significant influence over CyrusOne but do not control its operations. As a result, effective January 24, 2013, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our consolidated statement of operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. For the three and six months ended June 30, 2014, the Company received cash dividends from CyrusOne totaling $9.3 million and $16.4 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment.
During the second quarter of 2014, we invested a total of $5.5 million in two limited liability companies. These investments are accounted for under the equity method and the carrying value has been recorded within “Other noncurrent assets” in the Condensed Consolidated Balance Sheet as of June 30, 2014. We will recognize our proportionate share of the investments’ net income or loss as non-operating income or expense in our consolidated statement of operations. Dividends received will reduce the carrying value of our investment.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Depreciation expense is generally calculated using either the group depreciation method or the straight-line method.
In the first quarter of 2013, and in connection with our review of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to the wireless network software to three years. This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. For the three months ended March 31, 2013, the increase in depreciation expense associated with this change was $8.5 million and increased basic and diluted loss per share by approximately $0.03 per share.
In conjunction with our long-lived asset impairment analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013. In the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we further reduced the remaining useful life of those assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of these changes in estimate, depreciation expense increased by approximately $30 million for the six months ended June 30, 2014 and reduced basic and diluted earnings per share by approximately $0.09 per share. In addition, adjusting the useful life of our Wireless property, plant and equipment also required that we reduce the amortization period of the deferred gain associated with the 2009 tower sale in a similar manner. Amortization of the deferred gain associated with the tower sale totaled $10.1 million and $1.2 million in the six months ended June 30, 2014 and 2013, respectively.

Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income as well as the tax effects associated with discrete items. The Company's tax expense for the three and six months ended June 30, 2014 increased from the prior year primarily due to higher pre-tax income predominantly caused by the gain on the sale of the CyrusOne partnership units. In addition, during the first quarter of 2013, the Company recorded a valuation allowance provision of $10.7 million for Texas margin credits which, effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
Recently Issued Accounting Standards — In July 2013, the FASB issued new guidance under Accounting Standards Update ("ASU") 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a net operating loss ("NOL") or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard went into effect for annual and interim periods beginning after December 15, 2013. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2014. The adoption of this standard did not have a material impact on our financial statements for the six months ending June 30, 2014.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for us in the first quarter of the fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the company’s consolidated financial statements.

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
On June 25, 2014, we consummated the sale of 16.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. The sale generated proceeds of $355.9 million and resulted in a gain of $192.8 million.
Prior to the sale of our 16.0 million partnership units of CyrusOne LP, we accounted for our 68% effective ownership of CyrusOne as an equity method investment. As of June 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of common stock of CyrusOne and approximately 26.6 million partnership units in CyrusOne LP. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method. For three and six months ended June 30, 2014, our equity method share of CyrusOne's net loss was $2.4 million and $1.9 million, respectively. For the three and six months ended June 30, 2013, our equity method share of CyrusOne's net loss was $4.7 million and $6.6 million, respectively.
As of June 30, 2014, the fair value of this investment was $709.4 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

Summarized financial information for CyrusOne is as follows:

	Three Months Ended		Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013
	June 30,
(dollars in millions)	2014	2013
Revenue	$81.7	$63.6	$159.2	$108.6
Operating income	7.4	5.6	19.2	11.4
Net loss	(3.6)	(6.8)	(2.9)	(9.6)

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - We lease data center and office space from CyrusOne at certain locations in the Cincinnati area under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also incurs expenses on CyrusOne's behalf for administrative functions. Such expenses are subsequently billed to and recovered from CyrusOne at their actual cost. These expense recoveries from CyrusOne are credited to the expense account in which they were initially recorded.
For the six months ended June 30, 2013, we recognized transaction-related compensation of $20.0 million associated with CyrusOne employees. These payments were made in April 2013. See Note 8 for further discussion of this compensation plan.
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended		Six Months Ended June 30, 2014	January 24, 2013 to June 30, 2013
	June 30,
(dollars in millions)	2014	2013
Revenue:
Services provided to CyrusOne	$0.4	$0.6	$0.9	$1.1

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$—	$—	$20.0
Charges for services provided by CyrusOne	2.3	2.6	4.6	4.1
Administrative services provided to CyrusOne	(0.1)	(0.2)	(0.2)	(0.3)
Total operating costs and expenses	$2.2	$2.4	$4.4	$23.8

Dividends of $9.3 million were received in the second quarter of 2014. In addition, on May 7, 2014, CyrusOne declared dividends of $0.21 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on July 15, 2014 to holders of record as of June 27, 2014.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until terminated by the mutual written consent of the parties or when the Company is no longer required to file the Texas Margin Tax return on a consolidated basis with CyrusOne.  Effective as of the date of the June 2014 sale of the CyrusOne partnership units, CyrusOne will be required to file a separate Texas Margin Tax return. As of June 30, 2014 and December 31, 2013, the receivable for prior periods covered by this agreement amounted to $1.9 million and $1.5 million, respectively. These balances are included in Receivable from CyrusOne.

Form 10-Q Part I	Cincinnati Bell Inc.

At June 30, 2014 and December 31, 2013, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	June 30, 2014	December 31, 2013
Accounts receivable	$2.0	$2.1
Dividends receivable	6.0	7.1
Receivable from CyrusOne	$8.0	$9.2

Accounts payable	$0.3	$0.5
Payable to CyrusOne	$0.3	$0.5

3.    Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income (loss)	$114.2	$0.8	$121.2	$(35.9)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net income (loss) applicable to common shareowners	$111.6	$(1.8)	$116.0	$(41.1)
Denominator:
Weighted average common shares outstanding - basic	208.5	206.9	208.2	204.8
Stock-based compensation arrangements	0.9	—	1.0	—
Weighted average common shares outstanding - diluted	209.4	206.9	209.2	204.8
Basic earnings (loss) per common share	$0.54	$(0.01)	$0.56	$(0.20)
Diluted earnings (loss) per common share	$0.53	$(0.01)	$0.55	$(0.20)

For the three and six months ended June 30, 2014, awards under the Company’s stock-based compensation plans for common shares of 3.2 million and 3.5 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded from the computation of diluted EPS as the result would have been anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2014	December 31, 2013
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	6.7	7.2
Current portion of long-term debt	12.1	12.6
Long-term debt, less current portion:
Corporate Credit Agreement	—	40.0
Receivables Facility	114.8	106.2
8 3/4% Senior Subordinated Notes due 2018	625.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	530.5	533.2
8 3/8% Senior Notes due 2020	683.9	683.9
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	91.1	96.1
	2,219.8	2,258.9
Net unamortized discount	(5.6)	(6.3)
Long-term debt, less current portion	2,214.2	2,252.6
Total debt	$2,226.3	$2,265.2

Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement was reduced to $150.0 million from its original capacity of $200.0 million. As of June 30, 2014, the Company had no outstanding borrowings on its Corporate Credit Agreement, leaving $150.0 million available. This revolving credit facility expires in July 2017.

On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020. The Tranche B Term Loan requires quarterly principal payments of 0.25% of the original principal amount.
On June 2, 2014, the Company executed an amendment of its accounts receivable securitization facility (“Receivables Facility”), which replaced, amended, and added certain provisions and definitions to increase the credit availability and also extended the term to June 1, 2015. As of June 30, 2014, the Company had $114.8 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving no remaining availability on the total borrowing capacity of $120.0 million. The Receivables Facility is subject to renewal every 364 days and expires in June 2016. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

On July 9, 2014, the Company notified its trustee of the intent to redeem $325.0 million of the outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 104.375% on August 8, 2014. As a result of the redemption, the Company expects to record a debt extinguishment loss of approximately $19 million in the third quarter of 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2014 and December 31, 2013, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	June 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$290.7	$709.4	$471.0	$993.2
Long-term debt, including current portion*	2,129.2	2,230.7	2,162.7	2,248.3
*Excludes capital leases

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on June 30, 2014 and December 31, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on the closing or estimated market prices of the Company’s debt at June 30, 2014 and December 31, 2013, which is considered Level 2 of the fair value hierarchy.

6.    Restructuring Charges
As of June 30, 2014, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2013	$9.7	$6.0	$0.1	$15.8
Charges	—	—	—	—
Utilization	(2.6)	(0.9)	—	(3.5)
Balance as of March 31, 2014	$7.1	$5.1	$0.1	$12.3
Charges	3.5	—	2.9	6.4
Utilization	(0.3)	(0.8)	—	(1.1)
Balance as of June 30, 2014	$10.3	$4.3	$3.0	$17.6
The Company made severance payments during the six months ended June 30, 2014, pursuant to its written severance plan and certain management contracts. During the three months ended June 30, 2014, the Company recorded employee separation charges of $1.2 million attributable to the outsourcing of a portion of the Company's IT function. These payments are expected to be paid out during the current year. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2015.

On April 7, 2014, the Company announced that it had entered into an arrangement to sell its wireless spectrum licenses and certain other assets related to its wireless business. In anticipation of the close of this transaction, the Company identified certain employees that will be terminated and contracts that will no longer be utilized once the wireless business ceases to exist. Severance charges totaling $2.3 million were recorded during the three months ending June 30, 2014. Contract termination costs of $2.9 million were recorded during the quarter associated with an IT support vendor that will no longer be used subsequent to winding down the wireless operations. Additional restructuring charges associated with the shut down of our wireless operations will be recognized once the accounting criteria are achieved. The payments associated with the exit of the business are expected to be paid out through 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	IT Services and Hardware	Wireless	Corporate	Total
Balance as of December 31, 2013	$10.5	$0.8	$1.5	$3.0	$15.8
Charges	—	—	—	—	—
Utilizations	(1.8)	—	(0.3)	(1.4)	(3.5)
Balance as of March 31, 2014	$8.7	$0.8	$1.2	$1.6	$12.3
Charges	1.1	—	5.2	0.1	6.4
Utilizations	(0.6)	(0.1)	(0.3)	(0.1)	(1.1)
Balance as of June 30, 2014	$9.2	$0.7	$6.1	$1.6	$17.6
At June 30, 2014 and December 31, 2013, $11.6 million and $7.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $6.0 million and $8.0 million, respectively, were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and six months ended June 30, 2014 and 2013, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our wireline network. Effective July 1, 2013, the management pension plan was amended to eliminate all future pension service credits. As a result, we recognized a curtailment gain of $0.6 million in the three months ended June 30, 2013 and remeasured the associated pension obligation. This remeasurement resulted in a reduction of our pension liability of $10.3 million.
For the three and six months ended June 30, 2014 and 2013, pension and postretirement benefit costs were as follows:

	Three Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.2	$0.8	$—	$0.1
Interest cost on projected benefit obligation	6.0	4.2	1.1	0.7
Expected return on plan assets	(7.3)	(6.8)	—	—
Curtailment gain	—	(0.6)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.9)	(3.3)
Actuarial loss	3.4	5.0	1.4	1.3
Total amortization	3.5	5.1	(2.5)	(2.0)
Benefit costs	$2.4	$2.7	$(1.4)	$(1.2)

Form 10-Q Part I	Cincinnati Bell Inc.

	Six Months Ended June 30,
	2014	2013	2014	2013
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.5	$1.4	$0.1	$0.2
Interest cost on projected benefit obligation	10.5	9.4	2.0	2.0
Expected return on plan assets	(14.1)	(12.9)	—	—
Curtailment gain	—	(0.6)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(7.7)	(6.5)
Actuarial loss	8.7	11.0	2.7	2.9
Total amortization	8.8	11.1	(5.0)	(3.6)
Benefit costs	$5.7	$8.4	$(2.9)	$(1.4)

Amortizations of prior service cost (benefit) and actuarial loss, and curtailment gain represent reclassifications from accumulated other comprehensive income.

Contributions in 2014 to the Company’s pension and postretirement plans are expected to be approximately $32 million and $13 million, respectively. For the six months ended June 30, 2014, contributions to the pension plans were $10.7 million and contributions to the postretirement plan were $6.6 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and six months ended June 30, 2014, the Company recognized stock-based compensation expense of $1.7 million and $2.6 million, respectively, inclusive of $0.4 million and $0.2 million of mark-to-market expense on awards indexed to the Company's stock price. For the three and six months ended June 30, 2013, the Company recognized stock-based compensation expense of $0.7 million and a benefit of $1.0 million, respectively, which reflected $0.9 million and $4.8 million of mark-to-market gains, respectively. As of June 30, 2014, there was $8.0 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately one year, and the remaining expense for performance-based awards will be recognized within approximately two years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At June 30, 2014 and 2013, the number of common shares deferred under these plans was 0.6 million and 0.8 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized expense of $0.4 million for both the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the company recognized a benefit of $0.1 million and $1.7 million, respectively.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represented a qualifying transaction requiring payment under these compensation plans. For the three and six months ended June 30, 2013, compensation expense of $7.1 million and $42.6 million, respectively, was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2013.

9.    Shareowners' Deficit
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants which expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. During the first quarter of 2013, warrant holders elected to exercise a total of 14.3 million warrants, leaving no remaining warrants outstanding as of March 31, 2013. As a result, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million warrants which were cash settled.
Accumulated Other Comprehensive Loss
For the six months ended June 30, 2014, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2013	$(133.1)		$(0.2)	$(133.3)
Reclassifications, net	2.4	(a)	—	2.4
Balance as of June 30, 2014	$(130.7)		$(0.2)	$(130.9)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs. See Note 7 for additional details. The components of net periodic pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.
10.    Business Segment Information
For the period January 1, 2013 through January 23, 2013, we operated four business segments: Wireline, IT Services and Hardware, Wireless and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. As of June 30, 2014, the carrying value of our investment in CyrusOne was $290.7 million and is included as an asset of the Corporate segment. The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013.
As of June 30, 2014, we operated three business segments: Wireline, IT Services and Hardware, and Wireless. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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

The Wireless segment provides digital voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets valued at approximately $210 million. The agreements are subject to customary closing conditions, including regulatory approval by the Federal Communications Commission. We plan to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses. Effective July 1, 2014, we discontinued our lifeline program which included 21,300 subscribers as of June 30, 2014. For the first half of 2014, revenue from prepaid subscribers enrolled in the lifeline program totaled approximately $5 million.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2014	2013	2014	2013
Revenue
Wireline	$184.7	$181.6	$368.3	$361.3
IT Services and Hardware	101.6	86.0	203.5	170.5
Wireless	41.2	51.7	85.9	105.0
Data Center Colocation	—	—	—	15.6
Intersegment	(7.6)	(7.3)	(15.3)	(14.7)
Total revenue	$319.9	$312.0	$642.4	$637.7
Intersegment revenue
Wireline	$4.0	$4.2	$8.1	$8.6
IT Services and Hardware	3.0	2.5	6.1	4.5
Wireless	0.6	0.6	1.1	1.2
Data Center Colocation	—	—	—	0.4
Total intersegment revenue	$7.6	$7.3	$15.3	$14.7
Operating income
Wireline	$50.5	$48.9	$103.1	$99.0
IT Services and Hardware	2.8	0.3	8.2	2.2
Wireless	(13.1)	11.4	(7.8)	12.1
Data Center Colocation	—	—	—	3.2
Corporate	(4.6)	(13.8)	(11.0)	(50.5)
Total operating income	$35.6	$46.8	$92.5	$66.0
Expenditures for long-lived assets
Wireline	$38.1	$39.3	$64.3	$73.1
IT Services and Hardware	2.5	3.7	5.0	4.9
Wireless	0.6	2.0	6.2	10.2
Data Center Colocation	—	—	—	7.7
Total expenditures for long-lived assets	$41.2	$45.0	$75.5	$95.9
Depreciation and amortization
Wireline	$28.2	$27.3	$56.3	$54.1
IT Services and Hardware	2.8	2.5	5.6	5.0
Wireless	29.3	7.3	45.1	23.3
Data Center Colocation	—	—	—	5.2
Corporate	—	0.1	0.2	0.2
Total depreciation and amortization	$60.3	$37.2	$107.2	$87.8

	June 30, 2014	December 31, 2013
Assets
Wireline	$791.2	$780.8
IT Services and Hardware	46.6	48.9
Wireless	202.9	247.5
Corporate and eliminations	1,136.2	1,030.1
Total assets	$2,176.9	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of June 30, 2014, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$164.3	$170.0	$(14.4)	$319.9
Operating costs and expenses	4.8	115.7	178.2	(14.4)	284.3
Operating (loss) income	(4.8)	48.6	(8.2)	—	35.6
Interest expense (income), net	37.9	(1.0)	3.8	—	40.7
Other (income) expense, net	(0.4)	2.0	(191.9)	—	(190.3)
(Loss) income before equity in earnings of subsidiaries and income taxes	(42.3)	47.6	179.9	—	185.2
Income tax (benefit) expense	(11.0)	17.3	64.7	—	71.0
Equity in earnings of subsidiaries, net of tax	145.5	—	—	(145.5)	—
Net income	114.2	30.3	115.2	(145.5)	114.2
Other comprehensive income	0.6	—	—	—	0.6
Total comprehensive income	$114.8	$30.3	$115.2	$(145.5)	$114.8

Net income	114.2	30.3	115.2	(145.5)	114.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$111.6	$30.3	$115.2	$(145.5)	$111.6

	Three Months Ended June 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$161.6	$164.4	$(14.0)	$312.0
Operating costs and expenses	13.6	113.6	152.0	(14.0)	265.2
Operating (loss) income	(13.6)	48.0	12.4	—	46.8
Interest expense (income), net	46.3	(5.6)	4.7	—	45.4
Other (income) expense, net	(0.3)	0.9	4.2	—	4.8
(Loss) income before equity in earnings of subsidiaries and income taxes	(59.6)	52.7	3.5	—	(3.4)
Income tax (benefit) expense	(21.2)	18.3	(1.3)	—	(4.2)
Equity in earnings of subsidiaries, net of tax	39.2	—	—	(39.2)	—
Net income	0.8	34.4	4.8	(39.2)	0.8
Other comprehensive income	8.9	—	0.1	—	9.0
Total comprehensive income	$9.7	$34.4	$4.9	$(39.2)	$9.8

Net income	0.8	34.4	4.8	(39.2)	0.8
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(1.8)	$34.4	$4.8	$(39.2)	$(1.8)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$327.6	$343.6	$(28.8)	$642.4
Operating costs and expenses	10.9	228.6	339.2	(28.8)	549.9
Operating (loss) income	(10.9)	99.0	4.4	—	92.5
Interest expense (income), net	75.0	(1.8)	7.8	—	81.0
Other (income) expense, net	(0.7)	3.9	(193.4)	—	(190.2)
(Loss) income before equity in earnings of subsidiaries and income taxes	(85.2)	96.9	190.0	—	201.7
Income tax (benefit) expense	(22.5)	35.4	67.6	—	80.5
Equity in earnings of subsidiaries, net of tax	183.9	—	—	(183.9)	—
Net income	121.2	61.5	122.4	(183.9)	121.2
Other comprehensive income	2.4	—	—	—	2.4
Total comprehensive income	$123.6	$61.5	$122.4	$(183.9)	$123.6

Net income	121.2	61.5	122.4	(183.9)	121.2
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$116.0	$61.5	$122.4	$(183.9)	$116.0

	Six Months Ended June 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$320.9	$344.9	$(28.1)	$637.7
Operating costs and expenses	49.7	224.7	325.4	(28.1)	571.7
Operating (loss) income	(49.7)	96.2	19.5	—	66.0
Interest expense (income), net	82.1	(1.1)	12.3	—	93.3
Other (income) expense, net	(0.7)	2.6	4.5	—	6.4
(Loss) income before equity in earnings of subsidiaries and income taxes	(131.1)	94.7	2.7	—	(33.7)
Income tax (benefit) expense	(41.3)	34.8	8.7	—	2.2
Equity in earnings of subsidiaries, net of tax	53.9	—	—	(53.9)	—
Net (loss) income	(35.9)	59.9	(6.0)	(53.9)	(35.9)
Other comprehensive income (loss)	11.7	—	(0.1)	—	11.6
Total comprehensive (loss) income	$(24.2)	$59.9	$(6.1)	$(53.9)	$(24.3)

Net (loss) income	(35.9)	59.9	(6.0)	(53.9)	(35.9)
Preferred stock dividends	5.2	—	—	—	5.2
Net (loss) income applicable to common shareowners	$(41.1)	$59.9	$(6.0)	$(53.9)	$(41.1)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$344.3	$1.8	$1.1	$—	$347.2
Receivables, net	2.0	—	168.0	—	170.0
Other current assets	25.2	24.2	42.0	(0.3)	91.1
Total current assets	371.5	26.0	211.1	(0.3)	608.3
Property, plant and equipment, net	0.1	718.8	155.8	—	874.7
Investment in CyrusOne	—	—	290.7	—	290.7
Goodwill and intangibles, net	—	2.2	102.7	—	104.9
Investments in and advances to subsidiaries	1,240.3	309.4	139.8	(1,689.5)	—
Other noncurrent assets	279.0	5.5	168.4	(154.6)	298.3
Total assets	$1,890.9	$1,061.9	$1,068.5	$(1,844.4)	$2,176.9

Current portion of long-term debt	$5.4	$3.5	$3.2	$—	$12.1
Accounts payable	0.3	56.1	49.0	—	105.4
Other current liabilities	68.4	51.4	33.3	—	153.1
Total current liabilities	74.1	111.0	85.5	—	270.6
Long-term debt, less current portion	1,874.2	139.7	200.3	—	2,214.2
Other noncurrent liabilities	197.8	174.4	30.8	(154.9)	248.1
Intercompany payables	300.8	—	—	(300.8)	—
Total liabilities	2,446.9	425.1	316.6	(455.7)	2,732.9
Shareowners’ (deficit) equity	(556.0)	636.8	751.9	(1,388.7)	(556.0)
Total liabilities and shareowners’ equity (deficit)	$1,890.9	$1,061.9	$1,068.5	$(1,844.4)	$2,176.9

	As of December 31, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6
Receivables, net	2.6	—	152.2	—	154.8
Other current assets	4.4	24.1	63.9	(0.7)	91.7
Total current assets	9.1	25.9	216.8	(0.7)	251.1
Property, plant and equipment, net	0.1	706.5	196.2	—	902.8
Investment in CyrusOne	—	—	471.0	—	471.0
Goodwill and intangibles, net	—	2.3	103.8	—	106.1
Investments in and advances to subsidiaries	1,406.6	247.7	—	(1,654.3)	—
Other noncurrent assets	359.1	6.1	178.9	(167.8)	376.3
Total assets	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Current portion of long-term debt	$5.4	$3.9	$3.3	$—	$12.6
Accounts payable	1.5	45.9	42.5	—	89.9
Other current liabilities	67.7	49.4	34.6	0.1	151.8
Total current liabilities	74.6	99.2	80.4	0.1	254.3
Long-term debt, less current portion	1,916.1	141.8	194.7	—	2,252.6
Other noncurrent liabilities	214.5	172.2	59.0	(168.6)	277.1
Intercompany payables	246.4	—	199.7	(446.1)	—
Total liabilities	2,451.6	413.2	533.8	(614.6)	2,784.0
Shareowners’ (deficit) equity	(676.7)	575.3	632.9	(1,208.2)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(15.0)	$120.9	$(12.1)	$—	$93.8
Capital expenditures	—	(57.4)	(18.1)	—	(75.5)
Proceeds received from sale of CyrusOne	—	—	355.9	—	355.9
Dividends received from CyrusOne	—	—	16.4	—	16.4
Proceeds from sale of assets	—	0.2	1.8	—	2.0
Other investing activities	(0.2)	—	(5.5)	—	(5.7)
Cash flows (used in) provided by investing activities	(0.2)	(57.2)	350.5	—	293.1
Funding between Parent and subsidiaries, net	404.7	(61.7)	(343.0)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	8.6	—	(31.4)
Repayment of debt	(2.7)	(2.0)	(3.6)	—	(8.3)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(5.8)	—	—	—	(5.8)
Cash flows provided by (used in) financing activities	357.4	(63.7)	(338.0)	—	(44.3)
Increase in cash and cash equivalents	342.2	—	0.4	—	342.6
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$344.3	$1.8	$1.1	$—	$347.2

	Six Months Ended June 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(123.1)	$106.6	$45.9	$—	$29.4
Capital expenditures	—	(69.3)	(26.6)	—	(95.9)
Dividends received from CyrusOne	—	—	7.0	—	7.0
Proceeds from sale of assets	—	1.6	—	—	1.6
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(67.7)	(31.4)	—	(99.1)
Funding between Parent and subsidiaries, net	115.0	(37.9)	(77.1)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	8.0	—	48.8	—	56.8
Repayment of debt	—	(1.6)	(3.2)	—	(4.8)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(7.0)	—	—	—	(7.0)
Cash flows provided by (used in) financing activities	122.6	(39.5)	(31.5)	—	51.6
Decrease in cash and cash equivalents	(0.5)	(0.6)	(17.0)	—	(18.1)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$3.3	$1.3	$0.9	$—	$5.5

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of June 30, 2014, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
The Parent Company owns directly or indirectly 100% of each guarantor, and each guarantee is full and unconditional and joint and several. In certain customary circumstances, a subsidiary may be released from its guarantee obligation. These circumstances are defined as follows:

•	upon the sale of all of the capital stock of a subsidiary,

•	if the Company designates the subsidiary as an unrestricted subsidiary under the terms of the indentures, or

•	if the subsidiary is released as a guarantor from the Company's Corporate Credit Agreement.

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of June 30, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$183.2	$151.1	$(14.4)	$319.9
Operating costs and expenses	4.8	190.3	103.6	(14.4)	284.3
Operating (loss) income	(4.8)	(7.1)	47.5	—	35.6
Interest expense (income), net	37.9	3.4	(0.6)	—	40.7
Other income, net	(0.4)	(186.5)	(3.4)	—	(190.3)
(Loss) income before equity in earnings of subsidiaries and income taxes	(42.3)	176.0	51.5	—	185.2
Income tax (benefit) expense	(11.0)	62.8	19.2	—	71.0
Equity in earnings of subsidiaries, net of tax	145.5	—	—	(145.5)	—
Net income	114.2	113.2	32.3	(145.5)	114.2
Other comprehensive income	0.6	—	—	—	0.6
Total comprehensive income	$114.8	$113.2	$32.3	$(145.5)	$114.8

Net income	114.2	113.2	32.3	(145.5)	114.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$111.6	$113.2	$32.3	$(145.5)	$111.6

	Three Months Ended June 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.6	$148.4	$(14.0)	$312.0
Operating costs and expenses	13.6	163.5	102.1	(14.0)	265.2
Operating (loss) income	(13.6)	14.1	46.3	—	46.8
Interest expense (income), net	46.3	3.8	(4.7)	—	45.4
Other income (expense), net	(0.3)	4.2	0.9	—	4.8
(Loss) income before equity in earnings of subsidiaries and income taxes	(59.6)	6.1	50.1	—	(3.4)
Income tax (benefit) expense	(21.2)	(0.7)	17.7	—	(4.2)
Equity in earnings of subsidiaries, net of tax	39.2	—	—	(39.2)	—
Net income	0.8	6.8	32.4	(39.2)	0.8
Other comprehensive income	8.9	—	0.1	—	9.0
Total comprehensive income	$9.7	$6.8	$32.5	$(39.2)	$9.8

Net income	0.8	6.8	32.4	(39.2)	0.8
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(1.8)	$6.8	$32.4	$(39.2)	$(1.8)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$370.3	$300.9	$(28.8)	$642.4
Operating costs and expenses	10.9	363.2	204.6	(28.8)	549.9
Operating (loss) income	(10.9)	7.1	96.3	—	92.5
Interest expense, net	75.0	7.0	(1.0)	—	81.0
Other income, net	(0.7)	(183.0)	(6.5)	—	(190.2)
(Loss) income before equity in earnings of subsidiaries and income taxes	(85.2)	183.1	103.8	—	201.7
Income tax (benefit) expense	(22.5)	65.1	37.9	—	80.5
Equity in earnings of subsidiaries, net of tax	183.9	—	—	(183.9)	—
Net income	121.2	118.0	65.9	(183.9)	121.2
Other comprehensive income	2.4	—	—	—	2.4
Total comprehensive income	$123.6	$118.0	$65.9	$(183.9)	$123.6

Net income	121.2	118.0	65.9	(183.9)	121.2
Preferred stock dividends	5.2	—	—	—	5.2
Net income applicable to common shareowners	$116.0	$118.0	$65.9	$(183.9)	$116.0

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$353.3	$312.5	$(28.1)	$637.7
Operating costs and expenses	49.7	333.6	216.5	(28.1)	571.7
Operating (loss) income	(49.7)	19.7	96.0	—	66.0
Interest expense, net	82.1	7.7	3.5	—	93.3
Other (income) expense, net	(0.7)	8.9	(1.8)	—	6.4
(Loss) income before equity in earnings of subsidiaries and income taxes	(131.1)	3.1	94.3	—	(33.7)
Income tax (benefit) expense	(41.3)	8.8	34.7	—	2.2
Equity in earnings of subsidiaries, net of tax	53.9	0.7	—	(54.6)	—
Net (loss) income	(35.9)	(5.0)	59.6	(54.6)	(35.9)
Other comprehensive income (loss)	11.7	—	(0.1)	—	11.6
Total comprehensive (loss) income	$(24.2)	$(5.0)	$59.5	$(54.6)	$(24.3)

Net (loss) income	(35.9)	(5.0)	59.6	(54.6)	(35.9)
Preferred stock dividends	5.2	—	—	—	5.2
Net (loss) income applicable to common shareowners	$(41.1)	$(5.0)	$59.6	$(54.6)	$(41.1)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$344.3	$0.6	$2.3	$—	$347.2
Receivables, net	2.0	6.0	162.0	—	170.0
Other current assets	25.2	37.9	28.3	(0.3)	91.1
Total current assets	371.5	44.5	192.6	(0.3)	608.3
Property, plant and equipment, net	0.1	155.4	719.2	—	874.7
Investment in CyrusOne	—	290.7	—	—	290.7
Goodwill and intangibles, net	—	102.7	2.2	—	104.9
Investments in and advances to subsidiaries	1,240.3	178.0	294.7	(1,713.0)	—
Other noncurrent assets	279.0	169.5	4.4	(154.6)	298.3
Total assets	$1,890.9	$940.8	$1,213.1	$(1,867.9)	$2,176.9

Current portion of long-term debt	$5.4	$3.2	$3.5	$—	$12.1
Accounts payable	0.3	59.2	45.9	—	105.4
Other current liabilities	68.4	36.7	48.0	—	153.1
Total current liabilities	74.1	99.1	97.4	—	270.6
Long-term debt, less current portion	1,874.2	85.6	254.4	—	2,214.2
Other noncurrent liabilities	197.8	33.3	171.9	(154.9)	248.1
Intercompany payables	300.8	—	36.2	(337.0)	—
Total liabilities	2,446.9	218.0	559.9	(491.9)	2,732.9
Shareowners’ (deficit) equity	(556.0)	722.8	653.2	(1,376.0)	(556.0)
Total liabilities and shareowners’ equity (deficit)	$1,890.9	$940.8	$1,213.1	$(1,867.9)	$2,176.9

	As of December 31, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6
Receivables, net	2.6	7.2	145.0	—	154.8
Other current assets	4.4	60.7	27.3	(0.7)	91.7
Total current assets	9.1	68.2	174.5	(0.7)	251.1
Property, plant and equipment, net	0.1	194.1	708.6	—	902.8
Investment in CyrusOne	—	471.0	—	—	471.0
Goodwill and intangibles, net	—	103.8	2.3	—	106.1
Investments in and advances to subsidiaries	1,406.6	(1.6)	218.2	(1,623.2)	—
Other noncurrent assets	359.1	179.9	5.1	(167.8)	376.3
Total assets	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Current portion of long-term debt	$5.4	$3.0	$4.2	$—	$12.6
Accounts payable	1.5	72.3	16.1	—	89.9
Other current liabilities	67.7	36.9	47.1	0.1	151.8
Total current liabilities	74.6	112.2	67.4	0.1	254.3
Long-term debt, less current portion	1,916.1	87.0	249.5	—	2,252.6
Other noncurrent liabilities	214.5	61.3	169.9	(168.6)	277.1
Intercompany payables	246.4	149.9	33.2	(429.5)	—
Total liabilities	2,451.6	410.4	520.0	(598.0)	2,784.0
Shareowners’ (deficit) equity	(676.7)	605.0	588.7	(1,193.7)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(15.0)	$(17.5)	$126.3	$—	$93.8
Capital expenditures	—	(18.1)	(57.4)	—	(75.5)
Proceeds from sale of CyrusOne	—	355.9	—	—	355.9
Dividends received from CyrusOne	—	16.4	—	—	16.4
Proceeds from sale of assets	—	—	2.0	—	2.0
Other investing activities	(0.2)	(5.5)	—	—	(5.7)
Cash flows (used in) provided by investing activities	(0.2)	348.7	(55.4)	—	293.1
Funding between Parent and subsidiaries, net	404.7	(329.5)	(75.2)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	8.6	—	(31.4)
Repayment of debt	(2.7)	(1.4)	(4.2)	—	(8.3)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(5.8)	—	—	—	(5.8)
Cash flows provided by (used in) financing activities	357.4	(330.9)	(70.8)	—	(44.3)
Increase in cash and cash equivalents	342.2	0.3	0.1	—	342.6
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$344.3	$0.6	$2.3	$—	$347.2

	Six Months Ended June 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	(123.1)	13.1	139.4	—	29.4
Capital expenditures	—	(18.9)	(77.0)	—	(95.9)
Dividends received from CyrusOne	—	7.0	—	—	7.0
Proceeds from sale of assets	—	—	1.6	—	1.6
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.9)	(87.2)	—	(99.1)
Funding between Parent and subsidiaries, net	115.0	1.5	(116.5)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	8.0	—	48.8	—	56.8
Repayment of debt	—	(2.3)	(2.5)	—	(4.8)
Proceeds from exercise of options and warrants	6.6	—	—	—	6.6
Other financing activities	(7.0)	—	—	—	(7.0)
Cash flows provided by (used in) financing activities	122.6	(0.8)	(70.2)	—	51.6
(Decrease) increase in cash and cash equivalents	(0.5)	0.4	(18.0)	—	(18.1)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$3.3	$0.7	$1.5	$—	5.5

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
On a consolidated basis, revenue for the three and six months ended June 30, 2014 increased 3% and 1%, respectively, as the growth from our strategic products combined with increased telecom and IT equipment sales more than offset declines from wireless and legacy products. Revenue from our strategic products totaled $107.3 in the second quarter of 2014, up 23% compared to the same period a year ago. For the six months ended June 30, 2014, strategic revenue increased 24% over the prior year totaling $208.3 million.
Operating income for the three months ended June 30, 2014 was $35.6 million, down from $46.8 million in the prior year, as the revenue growth was offset by additional depreciation expense due to reducing the useful lives of certain wireless assets. For the six months ended June 30, 2014, operating income was $92.5 million, up from $66.0 million in the prior year, primarily due to transaction related compensation in the prior year.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, our former Data Center Colocation segment. As of the date of the IPO, we owned approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were limited partners in CyrusOne LP, owning approximately 42.6 million, or 66% of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations.

Form 10-Q Part I	Cincinnati Bell Inc.

Therefore, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment. Due to the deconsolidation of CyrusOne, our results of operations for the period ending June 30, 2013 are not comparable to the current period.
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
On June 25, 2014, we consummated the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. The sale generated proceeds of $355.9 million and resulted in a gain of $192.8 million.
As of June 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of common stock of CyrusOne and approximately 26.6 million partnership units in CyrusOne LP. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method.
On August 4, 2014, the Company reached a tentative agreement with the Communications Workers of America (“CWA”) on the terms of a new labor contract. The tentative agreement is subject to ratification by the local CWA membership.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Service revenue was $256.0 million during the three months ended June 30, 2014, a decrease of $0.4 million, compared to the same period in 2013. Strong demand for strategic products resulted in an additional $3.7 million of Wireline service revenue in the second quarter of 2014 compared to the same period a year ago. Information Technology ("IT") service revenue increased by $5.0 million, due to the strong demand by our enterprise customers for managed and professional services. These increases were offset by a $9.1 million decrease in Wireless service revenue as we continue to lose postpaid subscribers and begin winding down this business. For the six months ended June 30, 2014, service revenue was $514.2 million, a decrease of $12.7 million compared to the same period in 2013. Of this decrease, $15.2 million was due to the deconsolidation of CyrusOne's results of operations from our consolidated financial statements. Excluding the impact of CyrusOne, service revenue for the six months ended June 30, 2014 increased by $2.5 million year-over-year, primarily driven by growth in wireline service revenue and managed and professional services revenues of $11.0 million and $8.1 million, respectively. These increases were partially offset by lower wireless service revenue of $16.6 million.
Product revenue totaled $63.9 million in the three months ended June 30, 2014, an increase of $8.3 million compared to the same period in 2013. For the six months ended June 30, 2014, product revenue was $128.2 million, an increase of $17.4 million compared to the same period in 2013. Increased sales of telecommunications and IT hardware of $10.0 million and $20.3 million for the three and six months ended June 30, 2014, respectively, were partially offset by lower Wireless handset and accessory sales.
Cost of services was $109.2 million in the three months ended June 30, 2014, up $5.7 million to support the growth in our strategic products. Wireless cost of services was down $1.4 million as a result of a declining subscriber base. For the six months ended June 30, 2014, cost of services was $215.5 million, an increase of $2.8 million from the comparative period in 2013 as a result of the same trends affecting the quarterly results.
Cost of products sold was $60.5 million in the three months ended June 30, 2014 compared to $54.7 million in the same period in 2013. For the six months ended June 30, 2014, cost of products sold was $120.4 million, an increase of $12.5 million compared to the same period in 2013. The cost increases in both the three and six-month periods ended June 30, 2014 primarily reflect higher costs from higher sales of telecommunications and IT hardware, partially offset by a reduction in wireless costs due to lower handset and accessory sales.
Selling, general and administrative (“SG&A”) expenses were $54.5 million in the three months ended June 30, 2014, a decrease of $0.2 million compared to the same period in 2013. For the six months ended June 30, 2014, SG&A expenses totaled $109.9 million, up $2.1 million compared to the same period in 2013. CyrusOne SG&A expenses were $2.4 million prior to the IPO. Excluding CyrusOne, SG&A expenses increased $4.5 million compared to the prior year. Corporate costs were up $8.0 million from the prior year due primarily to recognizing a $6.5 million gain in 2013 for compensation plans indexed to changes in the Company's stock price, compared to a $0.6 million expense in 2014. Partially offsetting this increase was a $4.5 million decrease in Wireless SG&A expenses due primarily to cost containment efforts as we begin to wind down operations.
Depreciation and amortization expense totaled $60.3 million and $107.2 million, respectively, in the three and six months ended June 30, 2014, up $23.1 million and $19.4 million from the same period in 2013. Excluding CyrusOne, depreciation and amortization increased $24.6 million for the six months ended June 30, 2014. The increase in depreciation expense is primarily due to reducing the useful life of our long-lived wireless assets as a result of a continued decline in our subscriber base and the agreement to sell our wireless spectrum and certain other assets. The change in the estimated useful life of the remaining property, plant and equipment is expected to increase depreciation expense for our Wireless segment by approximately $60 million in 2014 as compared to the prior year. The remaining increase for the three and six months ended June 30, 2014 is due to additional fiber assets placed in service to support our strategic products.
Transaction-related compensation of $7.1 million and $42.6 million in the three and six months ended June 30, 2013 was associated with the IPO of CyrusOne which was completed on January 24, 2013. In 2010, the Company's Board of Directors approved a long-term incentive program for certain members of management under which payments were contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plan. The completion of the IPO during 2013 resulted in a qualifying transaction requiring payment of compensation to the employees covered under this plan. No such transaction-related compensation occurred in the first half of 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring charges were $6.4 million for the three and six months ended June 30, 2014. Charges incurred in the second quarter of 2014 include $2.3 million of severance costs and $2.9 million of contract termination fees, which are primarily related to the agreement to sell our spectrum licenses and certain other assets combined with the winding down of our wireless operations. The second quarter 2014 expense also includes $1.2 million for employee separations related to outsourcing certain aspects of our IT department. Charges incurred during the comparative periods of 2013 represented severance costs, expenses related to lease abandonments and fees associated with a workforce optimization initiative.
During the three months ended June 30, 2013, the Company amended the management pension plan to eliminate all future pension service credits effective July 1, 2013. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment gain of $0.6 million in the quarter. No such curtailment gains or losses were recognized during the comparative period in 2014.
During the three and six months ended June 30, 2014, the Company recognized a nominal amount of gain on the sale of copper cabling in the Wireline segment that was offset slightly by a loss on the sale of corporate assets. Loss on sale or disposal of assets was $0.3 million and $2.8 million for the three and six months ended June 30, 2013, respectively. The losses for the three and six months ended June 30, 2013 were primarily attributable to $1.1 million and $4.4 million, respectively, of wireline and wireless network equipment that was removed from service and either disconnected from the existing networks, abandoned or demolished. This equipment had no resale market. These losses were partially offset by gains of $0.8 million and $1.6 million, respectively, recognized from sales of copper cabling no longer in use in the Wireline segment.
The amortization of the deferred gain for the three and six months ended June 30, 2014 totaled $6.5 million and $10.1 million, respectively, compared to $0.6 million and $1.2 million for the same periods in 2013. The change in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first half of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million. The change in useful life is expected to result in approximately $20 million of additional deferred gain amortization to be recognized in 2014.
Transaction costs were $0.7 million for the first half of 2014. Transaction costs in 2014 represent legal fees associated with the pending sale of our wireless assets. Transaction costs were $0.7 million and $1.1 million in the three and six months ended June 30, 2013, respectively. These costs represent exploring strategic alternatives for our Wireless business, legal and consulting costs incurred to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $40.7 million and $81.0 million for the three and six months ended June 30, 2014, respectively, compared to $45.4 million and $93.3 million in the same periods of 2013. The decrease was primarily due to the Company amending its Corporate Credit Agreement to include a $540 million Tranche B Term Loan with a 4.0% interest rate at June 30, 2014. The proceeds from the facility were used to redeem all of the Company's higher coupon $500 million 8 1/4% Senior Notes on October 15, 2013. In addition, the deconsolidation of CyrusOne in January 2013 resulted in a $2.5 million decrease compared to six month period ended June 30, 2014.
Loss from CyrusOne equity method investment of $2.4 million and $1.9 million in the three and six months ended June 30, 2014, respectively, represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is recorded using the equity method. In the comparative periods of 2013, our portion of CyrusOne's loss totaled $4.7 million and $6.6 million, respectively.
In the second quarter of 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million partnership units in CyrusOne LP. Following the sale, we own approximately 44% of CyrusOne through our ownership of 1.9 million shares of CyrusOne's common stock and approximately 26.6 million partnership units in CyrusOne LP.
Income tax expense for the three months ended June 30, 2014 was $71.0 million compared to a benefit of $4.2 million in the same period in 2013. For the six months ended June 30, 2014, income tax expense was $80.5 million compared to $2.2 million in the first half of 2013. The increases in tax expense were due primarily to higher pre-tax income predominately caused by the gain on the sale of operating partnership units in CyrusOne offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are uncertain of being realized before their expiration date.

Form 10-Q Part I	Cincinnati Bell Inc.

For 2014, the Company expects its effective tax rate to be higher than statutory rates, primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2014.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Data	$84.2	$79.2	$5.0	6%		$167.2	$157.3	$9.9	6%
Voice - local service	51.9	58.3	(6.4)	(11)%		105.0	117.8	(12.8)	(11)%
Long distance and VoIP	26.8	26.8	—	0%		53.7	53.7	—	0%
Entertainment	18.4	13.0	5.4	42%		35.4	25.0	10.4	42%
Other	3.4	4.3	(0.9)	(21)%		7.0	7.5	(0.5)	(7)%
Total revenue	184.7	181.6	3.1	2%		368.3	361.3	7.0	2%
Operating costs and expenses:
Cost of services and products	73.1	69.8	3.3	5%		145.0	141.0	4.0	3%
Selling, general and administrative	31.9	31.7	0.2	1%		63.0	62.7	0.3	0%
Depreciation and amortization	28.2	27.3	0.9	3%		56.3	54.1	2.2	4%
Restructuring charges	1.1	4.4	(3.3)	(75)%		1.1	5.8	(4.7)	(81)%
Curtailment gain	—	(0.6)	0.6	n/m		—	(0.6)	0.6	n/m
(Gain) loss on sale or disposal of assets	(0.1)	0.1	(0.2)	n/m		(0.2)	(0.7)	0.5	n/m
Total operating costs and expenses	134.2	132.7	1.5	1%		265.2	262.3	2.9	1%
Operating income	$50.5	$48.9	$1.6	3%		$103.1	$99.0	$4.1	4%
Operating margin	27.3%	26.9%		0.4	pts	28.0%	27.4%		0.6	pts
Capital expenditures	$38.1	$39.3	$(1.2)	(3)%		$64.3	$73.1	$(8.8)	(12)%
Metrics information (in thousands):
Fioptics units passed	307.1	238.0	69.1	29%
Internet subscribers:
DSL	172.0	194.9	(22.9)	(12)%
Fioptics	98.3	66.8	31.5	47%
Total internet subscribers	270.3	261.7	8.6	3%
Fioptics video subscribers	82.5	63.2	19.3	31%
Local access lines	505.8	550.0	(44.2)	(8)%
Long distance lines	378.6	406.5	(27.9)	(7)%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Revenue
Data revenue consists of Fioptics and DSL internet access, data transport and interconnection services. Data revenue was $84.2 million for the three months ended June 30, 2014, an increase of $5.0 million compared to the same period in 2013. Strategic data revenue was $37.5 million in the second quarter, up $8.3 million compared to the prior year. Revenue from Fioptics internet services was up $4.6 million year-over-year, due largely to an increased subscriber base totaling 98,300 as of June 30, 2014. Strategic business revenue totaled $25.9 million, including $0.6 million from Fioptics, up 12% from the prior year. Legacy data revenue was $46.7 million for the three months ended June 30, 2014, down $3.3 million compared to the same period in 2013. This decrease is primarily due to our business customers migrating to higher bandwidth data transport products and a 12% decline in DSL customers as a result of switching to higher speed internet products.
For the six months ended June 30, 2014, data revenue was $167.2 million, an increase of $9.9 million from the comparative period in 2013. For the six months ended June 30, 2014, strategic data revenue totaled $72.6 million, up $15.9 million compared to the same period in 2013. Revenues from Fioptics internet services totaled $20.7 million, up 66% compared to the prior year. Strategic business revenue, including $1.5 million from Fioptics, totaled $50.7 million, up $5.5 million from a year ago. Legacy data revenue was $94.6 million for the six months ended June 30, 2014, down $6.0 million compared to the same period in 2013.
Voice local service revenue includes local service, digital trunking, switched access and information services and other value-added services such as caller identification, voicemail, call waiting and call return. Voice local service revenue was $51.9 million in the three months ended June 30, 2014, down $6.4 million compared to the same period in 2013. Strategic voice service revenue was $5.7 million in the second quarter, up $1.3 million compared to 2013, primarily due to the increase in Fioptics voice lines. Legacy voice service revenue was $44.5 million in the second quarter, down $7.5 million compared to the same period in 2013. The decrease is primarily due to an 8% decrease in local access lines compared to a year ago.
For the six months ended June 30, 2014, voice local service revenue was $105.0 million, down $12.8 million from the comparable prior period. Strategic voice service revenue was $10.2 million for the six months ended June 30, 2014, a $1.7 million increase from the prior year due to the increase in Fioptics voice lines. Legacy voice service revenue was $91.4 million for the six months ended June 30, 2014, a $14.2 million decrease compared to the same period a year ago due to the decrease in access lines. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers.
Long distance and VoIP revenue was $26.8 million for the three months ended June 30, 2014, consistent with the same period in 2013 as the growth in strategic products offset legacy declines. Strategic revenue was $14.4 million, an increase of $1.9 million compared to the same period in 2013, due largely to the growth in VoIP and private line services. Legacy revenue was $12.0 million, a decrease of $1.1 million compared to 2013. As of June 30, 2014, long distance subscriber lines were 378,600, a 7% decrease from a year ago due to both consumer and business customers migrating to VoIP or wireless services. In addition, integration revenue decreased by $0.8 million in the second quarter as compared to the prior year.
For the six months ended June 30, 2014, long distance and VoIP revenue totaled $53.7 million, consistent with the same period in 2013. Strategic revenue was $28.2 million, an increase of $3.3 million compared to 2013. Legacy revenue was $24.3 million, a decrease of $2.2 million compared to the prior year, as we continue to lose long distance subscribers. Integration revenue decreased by $1.1 million in the second quarter as compared to the prior year.
Entertainment revenue was $18.4 million and $35.4 million for the three and six-month periods ended June 30, 2014, respectively, an increase of 42% over the comparative periods in 2013. The higher entertainment revenue was directly related to the 31% increase in Fioptics entertainment subscribers and the 7% increase in monthly average revenue per user. The Company continues to expand its Fioptics service area as there is a strong consumer demand for this service.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Costs and Expenses
Cost of services and products was $73.1 million in the three months ended June 30, 2014, an increase of $3.3 million compared to the same period in 2013, primarily due to $2.9 million additional programming costs as a result of an increase in the number of Fioptics subscribers and increased programming rates. Contract service costs were also up $1.2 million primarily to support the growth in Fioptics. Operating expenses increased by $0.9 million due to an increase in Universal Service Fund ("USF") taxes and property taxes. These increases were partially offset by decreased payroll related costs due to lower pension and post-retirement expense.

For the six months ended June 30, 2014, cost of services and products was $145.0 million compared to $141.0 million in the same period in 2013. Programming costs were $6.8 million higher in the first half of 2014 compared to a year ago, and contract services were up $1.7 million for the same period. These increases were offset by lower payroll costs and decreased operating material expenses.

SG&A expenses in the three and six months ended June 30, 2014 were $31.9 million and $63.0 million, respectively, a year-over-year increase of $0.2 million and $0.3 million. For the quarter, bad debt expenses were lower by $1.1 million. This decrease was offset by increased payroll costs to support the growth in Fioptics and $0.5 million related to IT outsourcing costs. The change for six months ended June 30, 2014 compared to the prior year was due to the same factors impacting the quarterly results.

Depreciation and amortization expense was $28.2 million in the three months ended June 30, 2014, an increase of $0.9 million compared to the same period in 2013. For the six months ended June 30, 2014, depreciation and amortization expense was $56.3 million, an increase of $2.2 million from the comparative period in 2013. These increases are primarily attributable to new assets placed in service in connection with the expansion of our Fioptics network.

Restructuring charges for severance related to outsourcing certain functions of our IT department totaled $1.1 million for the three and six months ended June 30, 2014. For the three months ended June 30, 2013, restructuring charges were $4.4 million, comprised of $3.0 million associated with our remaining obligations on abandoned leases and $1.4 million of severance. Restructuring charges were $5.8 million for the six months ended June 30, 2013, of which $4.4 million was associated with our remaining obligations on abandoned leases and $1.4 million was related to severance.

The curtailment gain of $0.6 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter in 2013 that eliminated all future pension service credits as of July 1, 2013.

The gain on sale or disposal of assets for the three and six months ended June 30, 2014 was $0.1 million and $0.2 million, respectively, and are related to the sale of copper cabling that was no longer in use. The loss on sale or disposal of assets of $0.1 million during the second quarter in 2013 was due to $0.9 million of network equipment with no resale value that was removed from service and either disconnected from the existing network, abandoned or demolished, partially offset by a gain of $0.8 million from the sale of copper cabling that was no longer in use. The gain on sale or disposal of assets of $0.7 million for the six months ended June 30, 2013 was due to a $1.6 million gain from the sale of copper cable, partially offset by the $0.9 million loss on the disposal of network equipment referred to above.

Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade our DSL network, and to maintain our wireline network. Capital expenditures were $38.1 million and $64.3 million for the three and six months ended June 30, 2014. In line with our planned capital expenditures, we expect to pass an additional 31,000 units with Fioptics for the remainder of the year. As of June 30, 2014, the Company is able to provide Fioptics services to 307,100 residential and business addresses, an increase of 29% compared to 2013.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Telecom and IT equipment distribution	$65.9	$56.1	$9.8	17%		$133.8	$113.0	$20.8	18%
Managed and professional services	35.7	29.9	5.8	19%		69.7	57.5	12.2	21%
Total revenue	101.6	86.0	15.6	18%		203.5	170.5	33.0	19%
Operating costs and expenses:
Cost of services and products	83.6	70.7	12.9	18%		165.3	140.1	25.2	18%
Selling, general and administrative	12.4	11.8	0.6	5%		24.4	22.5	1.9	8%
Depreciation and amortization	2.8	2.5	0.3	12%		5.6	5.0	0.6	12%
Restructuring charges	—	0.7	(0.7)	n/m		—	0.7	(0.7)	n/m
Total operating costs and expenses	98.8	85.7	13.1	15%		195.3	168.3	27.0	16%
Operating income	$2.8	$0.3	$2.5	n/m		$8.2	$2.2	$6.0	n/m
Operating margin	2.8%	0.3%		2.5	pts	4.0%	1.3%		2.7	pts
Capital expenditures	$2.5	$3.7	$(1.2)	(32)%		$5.0	$4.9	$0.1	2%

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
Strategic managed and professional services revenue was $33.8 million for the three months ended June 30, 2014, an increase of $4.7 million compared to the same period in 2013. The revenue increase was primarily due to higher demand for our managed services from the Company's largest customer. For the six months ended June 30, 2014, strategic managed and professional services revenue was $66.7 million, an increase of $10.5 million from the comparative period in 2013, also the result of increased demand for the Company's managed services and additional staff augmentation engagements. Integration revenue totaled $67.8 million and $136.8 million for the three and six months ended June 30, 2014, an increase of $10.9 million and $22.5 million, respectively. The increase is due to increased telecom and IT equipment distribution revenue reflecting the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of capital budgets and general economic conditions.
Costs and Expenses
Cost of services and products was $83.6 million and $165.3 million for the three and six months ended June 30, 2014, respectively, an increase of $12.9 million and $25.2 million compared to the same period in 2013. These increases were largely driven by increased cost of goods sold related to higher equipment sales and increased payroll and contract services costs incurred to support the growth in managed and professional services.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
SG&A expenses were $12.4 million in the three months ended June 30, 2014, an increase of $0.6 million compared to the same period in 2013. For the six months ended June 30, 2014, SG&A expenses totaled $24.4 million, a $1.9 million increase over the comparative period in 2013. These increases were largely the result of higher payroll and sales commissions related to the revenue growth from professional services and telecom and IT equipment distributions.
Depreciation expense was $2.8 million and $5.6 million in the three and six months ended June 30, 2014, respectively, compared to $2.5 million and $5.0 million during the same periods in 2013. The year-over-year increases in depreciation expense were driven by new assets placed in service.
Restructuring charges of $0.7 million in the three and six months ended June 30, 2013 were associated with employee severance. No such costs were incurred in 2014.
Capital Expenditures
Capital expenditures were $2.5 million and $5.0 million during the three and six months ended June 30, 2014, respectively, compared to $3.7 million and $4.9 million during the same periods in the prior year. Fluctuations in capital expenditures, to a large extent, are due to the timing of spending on equipment to support managed service projects.

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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions, except for operating metrics)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Postpaid service	$28.3	$35.9	$(7.6)	(21)%		$58.9	$73.4	$(14.5)	(20)%
Prepaid service	10.0	11.6	(1.6)	(14)%		21.1	23.4	(2.3)	(10)%
Equipment and other	2.9	4.2	(1.3)	(31)%		5.9	8.2	(2.3)	(28)%
Total revenue	41.2	51.7	(10.5)	(20)%		85.9	105.0	(19.1)	(18)%
Operating costs and expenses:
Cost of services and products	19.6	24.4	(4.8)	(20)%		39.1	48.5	(9.4)	(19)%
Selling, general and administrative	6.7	9.0	(2.3)	(26)%		14.4	18.8	(4.4)	(23)%
Depreciation and amortization	29.3	7.3	22.0	n/m		45.1	23.3	21.8	94%
Restructuring charges	5.2	—	5.2	n/m		5.2	—	5.2	n/m
Loss on sale or disposal of assets	—	0.2	(0.2)	n/m		—	3.5	(3.5)	n/m
Amortization of deferred gain	(6.5)	(0.6)	(5.9)	n/m		(10.1)	(1.2)	(8.9)	n/m
Total operating costs and expenses	54.3	40.3	14.0	35%		93.7	92.9	0.8	1%
Operating (loss) income	$(13.1)	$11.4	$(24.5)	n/m		$(7.8)	$12.1	$(19.9)	n/m
Operating margin	(31.8)%	22.1%		n/m		(9.1)%	11.5%		n/m
Capital expenditures	$0.6	$2.0	$(1.4)	(70)%		$6.2	$10.2	$(4.0)	(39)%
Metrics information:
Postpaid ARPU*	$54.05	$52.05	$2.00	4%		$53.73	$51.66	$2.07	4%
Prepaid ARPU*	$26.24	$26.16	$0.08	0%		$26.46	$26.36	$0.10	0%
Postpaid subscribers (in thousands)	163.4	223.1	(59.7)	(27)%
Prepaid subscribers (in thousands)	113.3	146.9	(33.6)	(23)%
Average postpaid churn	3.9%	2.5%		1.4	pts	3.3%	2.5%		0.8	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Revenue
Postpaid service revenue was $28.3 million and $58.9 million in the three and six months ended June 30, 2014, respectively, down $7.6 million and $14.5 million compared to the same periods in 2013. The decrease was primarily due to continued declines in postpaid subscribers as a result of intense competitive pressure from larger national carriers and the announcement to sell our wireless spectrum licenses and certain other assets. The declines in postpaid subscribers were partially offset by a 4% increase in postpaid ARPU. Data ARPU totaled $21.56 and $21.19 for the three and six month periods ended June 30, 2014, respectively, both up 12% compared to a year ago as smartphone subscribers accounted for 50% of our subscriber base compared to 43% as of June 30, 2013.
Prepaid service revenue was $10.0 million and $21.1 million in the three and six months ended June 30, 2014, respectively, a decrease of $1.6 million and $2.3 million from the comparative periods in 2013. The decrease in prepaid revenue is primarily due to a 23% decrease in prepaid subscribers, which was driven by our announcement to sell our wireless spectrum and certain other assets and the notification to our lifeline subscribers that, effective July 1, 2014, we will discontinue our lifeline product. Prepaid ARPU for the three and six months ended June 30, 2014 was consistent with the same periods in the prior year.
Equipment and other revenue for the three and six months ended June 30, 2014 was $2.9 million and $5.9 million, respectively, a decrease of $1.3 million and $2.3 million compared to the same periods in 2013, due primarily to continued postpaid subscriber losses which resulted in fewer activations and upgrades.
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $19.6 million in the three months ended June 30, 2014, a decrease of $4.8 million compared to the same period in 2013. The decrease was largely due to $2.7 million of lower handset subsidies in the three months ended June 30, 2014 compared to 2013. In addition, network-related costs were down $1.3 million from the prior year due to a decrease in roaming charges and lower network access expenses resulting from a reduced subscriber base and lower minutes of use.
For the six months ended June 30, 2014, cost of services and products totaled $39.1 million, a decrease of $9.4 million compared to the same period in 2013. The year-over-year decrease is primarily due to $3.6 million of lower handset subsidies and $2.7 million lower network-related costs, both of which resulted from reduced subscribers. The remaining decrease is largely due to a combined reduction in cost of goods sold, contract services and payroll expenses due to cost containment efforts. In addition, handset repair and warranty costs were down compared to the prior period as handset sales have also decreased.
SG&A expenses were $6.7 million in the three months ended June 30, 2014, a decrease of $2.3 million compared to the prior year. For the six months ended June 30, 2014, SG&A expenses totaled $14.4 million, down $4.4 million compared to the same period in 2013. The decrease in SG&A costs are a direct result of cost containment efforts as we begin to wind down our wireless operations.
Depreciation and amortization was $29.3 million and $45.1 million in the three and six months ended June 30, 2014, respectively, an increase of $22.0 million and $21.8 million compared to the same period in 2013. The increase in depreciation expense is the result of reducing the useful life of our long-lived assets due to the continued decline in our subscriber base and as a result of the agreement to sell our wireless spectrum and certain other assets. The change in the estimated useful life of the remaining property, plant and equipment is expected to increase depreciation expense by approximately $60 million for 2014.
Restructuring charges totaled $5.2 million for the three and six months ended June 30, 2014 and relate to $2.9 million in early termination fees and $2.3 million for employee severance charges associated with the shut down of the wireless business. No such costs were incurred in 2013.
Loss on sale or disposal of assets was $0.2 million and $3.5 million in the three and six-month periods ended June 30, 2013, respectively. This equipment had no resale market and has either been disconnected from the existing wireless network, abandoned or demolished. No such losses were incurred during the same periods in 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
The amortization of the deferred gain for the three and six months ended June 30, 2014 totaled $6.5 million and $10.1 million, respectively, compared to $0.6 million and $1.2 million for the same periods in 2013. The changes in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first half of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million. The change in useful life is expected to result in approximately $20 million of additional deferred gain amortization to be recognized in 2014.

Capital Expenditures
Capital expenditures of $0.6 million and $6.2 million during the three and six months ended June 30, 2014, respectively, were primarily related to network software upgrades implemented to address the growing demand for data from our current customer base. Capital expenditures decreased in 2014 compared to 2013 due to decisions made regarding the announcement to sell our wireless spectrum licenses and certain other assets.

Form 10-Q Part I	Cincinnati Bell Inc.

Data Center Colocation
The Data Center Colocation segment provided enterprise customers with outsourced data center operations, including necessary redundancy, security, power, cooling, and interconnection. Upon completion of the IPO of CyrusOne on January 24, 2013, we no longer control the operations of CyrusOne and account for our investment in CyrusOne using the equity method. For the three months ended March 31, 2013, revenues and expenses represent revenues earned and operating expenses incurred during the period January 1, 2013 to January 23, 2013 when CyrusOne's results were included in our consolidated financial statements.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2014	2013	Change	% Change	2014	2013	Change	% Change
Revenue	$—	$—	$—	n/m	$—	$15.6	$(15.6)	n/m
Operating costs and expenses:
Cost of services	—	—	—	n/m	—	4.8	(4.8)	n/m
Selling, general and administrative	—	—	—	n/m	—	2.4	(2.4)	n/m
Depreciation and amortization	—	—	—	n/m	—	5.2	(5.2)	n/m
Total operating costs and expenses	—	—	—	n/m	—	12.4	(12.4)	n/m
Operating income	$—	$—	$—	n/m	$—	$3.2	$(3.2)	n/m
Operating margin	n/m	n/m		n/m	n/m	20.5%		n/m
Capital expenditures	$—	$—	$—	n/m	$—	$7.7	$(7.7)	n/m

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2014, the Company had $2,226.3 million of outstanding indebtedness and an accumulated deficit of $3,142.3 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $93.8 million and $29.4 million of cash flows from operations during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had $150.0 million of short-term liquidity on undrawn capacity on the Corporate Credit Agreement. Short-term liquidity does not include $347.2 million of cash to be used to repay $325.0 million of the 8 3/4% Senior Subordinated Notes due 2018. On July 9, 2014, the Company notified its trustee of its intent to redeem $325.0 million of its outstanding 8 3/4% Senior Subordinated Notes due 2018 on August 8, 2014 at a redemption price of 104.375%. The Company expects to remit cash of approximately $350 million, including accrued interest of approximately $11 million.
As of June 30, 2014, the Company had $114.8 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving no remaining availability on the total borrowing capacity of $120.0 million. The Receivables Facility is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
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
As of January 17, 2014, we are permitted to exchange the partnership units of CyrusOne LP into cash or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share of CyrusOne common stock, subject to certain limitations which restricted the volume of shares we were permitted to sell. On April 4, 2014, the registration statement filed by CyrusOne on March 24, 2014 became effective and eliminated all prior limitations restricting the volume of shares we are allowed to sell. On June 25, 2014, we sold 16.0 million partnership units in CyrusOne's operating partnership, CyrusOne LP, for $22.26 per partnership unit. The sale resulted in proceeds of $355.9 million and resulted in a gain of $192.8 million. As of June 30, 2014, the fair value of our remaining ownership interests in CyrusOne was $709.4 million.
We intend to sell down our remaining ownership interest in CyrusOne and use the proceeds primarily to repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds from any sales of CyrusOne towards debt repayments.

Cash Flows
Cash provided by operating activities during the six months ended June 30, 2014 totaled $93.8 million, an increase of $64.4 million compared to the same period in 2013. The increase is primarily due to 2013 transaction related compensation totaling $42.6 million, interest payments being lower by $9.5 million in 2014 and improved working capital.
Cash flows provided by investing activities during the six months ended June 30, 2014 amounted to $293.1 million, compared to cash used by investing activities totaling $99.1 million in the same period in 2013. The increase was primarily driven by the $355.9 million of proceeds received on the sale of CyrusOne partnership units. The deconsolidation of CyrusOne in 2013 increased cash used in investing activities by $19.5 million for the period January 1, 2013 through January 23, 2013. Excluding CyrusOne, capital expenditures were down $12.7 million from the prior year largely due to timing of payments. Dividends received from CyrusOne in the first half of 2014 increased by $9.4 million as only one dividend payment was received in same period of 2013.
Cash flows used by financing activities during the six months ended June 30, 2014 were $44.3 million, compared to $51.6 million provided by financing activities during the same period in 2013. In the first half of 2014, we repaid $31.4 million of the outstanding balances on the Corporate Credit Agreement and Receivables Facility as opposed to borrowing $56.8 million in the same period a year ago. Debt repayments totaled $8.3 million in 2014, an increase of $3.5 million over the prior year. In addition, cash proceeds received from the exercise of stock options and warrants totaled $1.2 million in the first half of 2014, a decrease of $5.4 million compared to the same period in 2013.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement financial covenants require that we maintain certain leverage and interest coverage ratios and limit our cumulative spending on capital expenditures. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company is in compliance with all of its Corporate Credit Agreement covenants.

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the revolving facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended June 30, 2014:

(dollars in millions)
Consolidated Total Leverage Ratio	5.18
Maximum ratio permitted for compliance	6.50
Consolidated Funded Indebtedness additional availability	$551.5
Consolidated EBITDA clearance over compliance threshold	$84.8

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on November 20, 2012.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that its Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of June 30, 2014.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne proceeds, subject to a $35 million annual cap with carryovers.

Public Bond Indentures
The Company’s 8 3/4% Senior Subordinated Notes due 2018 and the 8 3/8% Senior Notes due 2020 contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its public debt indentures.
One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of June 30, 2014, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company has access to the restricted payments basket which exceeded $800 million as of June 30, 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the six months ended June 30, 2014. As of June 30, 2014, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2013 for a complete description of all the Company's future operating trends.
Wireless

On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. We plan to continue to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses. Effective July 1, 2014, we discontinued our lifeline program.
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
Reviewing the Carrying Values of Long-Lived Assets - In conjunction with our long-lived asset impairment analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013. In the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we reduced the useful life of the assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of these changes in estimate, depreciation expense increased by approximately $30 million for the six months ended June 30, 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2014.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2014 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Cincinnati Bell Inc. and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

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

Subsequent to the announcement, subscriber churn has increased each month and is expected to continue to accelerate until we cease operations. Should the transaction not be approved by the Federal Communications Commission, it is likely that churn will continue to accelerate as a result the announcement. Additional increases in churn will have a negative effect on our revenue, operating income and cash flows.

There were no other material changes for the three and six-month periods ending June 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six-month period ended June 30, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock during the six-month period ended June 30, 2014.

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
(10.1)
License Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.1 to Current Report on Form 8-K, Date of Report April 6, 2014, File No. 1-8519).

(10.2)
Network Asset Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.2 to Current Report on Form 8-K, Date of Report April 6, 2014, File No. 1-8519).

(10.3)	Employment Agreement dated effective May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, Date of Report May 5, 2014, File No. 1-8519).
(10.4)
Sixth Amendment to the Amended and Restated Receivables Purchase Agreement dated as of June 2, 2014, among Cincinnati Bell Funding, LLC, as Seller, Cincinnati Bell Inc., as Servicer, the various Purchasers and Purchase Agents identified therein, and PNC Bank, National Association (Exhibit 10.1 to Current Report on Form 8-K, Date of Report June 2, 2014, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	August 7, 2014	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	August 7, 2014	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer