Form 10-Q
period 2014-09-30
CINCINNATI BELL INC
filed 2014-11-06
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2014, there were 209,237,944 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
Services	$249.4	$255.4	$763.6	$782.3
Products	78.1	55.4	206.3	166.2
Total revenue	327.5	310.8	969.9	948.5
Costs and expenses
Cost of services, excluding items below	115.7	107.4	331.2	320.1
Cost of products sold, excluding items below	63.8	52.5	184.2	160.4
Selling, general and administrative, excluding items below	57.5	53.6	167.4	161.4
Depreciation and amortization	61.4	39.8	168.6	127.6
Transaction-related compensation	—	—	—	42.6
Restructuring charges	9.0	—	15.4	10.8
Asset impairment	7.5	—	7.5	—
Curtailment gain	—	—	—	(0.6)
(Gain) loss on sale or disposal of assets, net	—	(0.2)	(0.1)	2.6
Amortization of deferred gain	(6.4)	(0.5)	(16.5)	(1.7)
Transaction costs	3.0	0.5	3.7	1.6
Total operating costs and expenses	311.5	253.1	861.4	824.8
Operating income	16.0	57.7	108.5	123.7
Interest expense	35.8	46.7	116.8	140.0
Loss on extinguishment of debt	19.4	—	19.4	—
Loss from CyrusOne equity method investment	—	1.5	1.9	8.1
Gain on sale of CyrusOne equity method investment	—	—	(192.8)	—
Other (income) expense, net	(0.2)	(1.2)	0.5	(1.4)
(Loss) income before income taxes	(39.0)	10.7	162.7	(23.0)
Income tax (benefit) expense	(11.7)	1.4	68.8	3.6
Net (loss) income	(27.3)	9.3	93.9	(26.6)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net (loss) income applicable to common shareowners	$(29.9)	$6.7	$86.1	$(34.4)
Basic and diluted (loss) earnings per common share	$(0.14)	$0.03	$0.41	$(0.17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$(27.3)	$9.3	$93.9	$(26.6)
Other comprehensive income, net of tax:
Foreign currency translation loss	—	—	—	(0.1)
Defined benefit pension and postretirement plans:
Net gain arising from remeasurement during the period, net of tax of $13.1, $17.3	—	22.7	—	30.0
Amortization of prior service benefits, net of tax of ($1.4), ($1.3), ($4.2), ($3.7)	(2.4)	(2.3)	(7.2)	(6.3)
Amortization of net loss included in net income, net of tax of $2.1, $2.4, $6.3, $7.5	3.6	4.4	10.8	13.2
Reclassification adjustment for curtailment gain included in net income, net of tax of ($0.2)	—	—	—	(0.4)
Other comprehensive income	1.2	24.8	3.6	36.4
Total comprehensive (loss) income	$(26.1)	$34.1	$97.5	$9.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$181.5	$4.6
Receivables, less allowances of $12.8 and $12.2	174.1	145.6
Receivable from CyrusOne	8.0	9.2
Inventory, materials and supplies	22.1	23.8
Deferred income taxes, net	65.8	55.3
Prepaid expenses	17.9	11.0
Other current assets	4.8	1.6
Total current assets	474.2	251.1
Property, plant and equipment, net	875.2	902.8
Investment in CyrusOne	284.7	471.0
Goodwill	14.4	14.4
Intangible assets, net	1.6	91.7
Deferred income taxes, net	268.7	339.7
Other noncurrent assets	33.8	36.6
Total assets	$1,952.6	$2,107.3
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$11.9	$12.6
Accounts payable	132.7	89.4
Payable to CyrusOne	1.3	0.5
Unearned revenue and customer deposits	33.8	32.5
Accrued taxes	18.0	12.9
Accrued interest	33.8	31.6
Accrued payroll and benefits	32.4	38.0
Other current liabilities	160.2	36.8
Total current liabilities	424.1	254.3
Long-term debt, less current portion	1,887.0	2,252.6
Pension and postretirement benefit obligations	174.3	202.7
Other noncurrent liabilities	51.6	74.4
Total liabilities	2,537.0	2,784.0
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2014 and December 31, 2013; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,556,709 and 208,656,995 shares issued; 209,237,944 and 208,165,275 shares outstanding at September 30, 2014 and December 31, 2013	2.1	2.1
Additional paid-in capital	2,584.7	2,590.6
Accumulated deficit	(3,169.6)	(3,263.5)
Accumulated other comprehensive loss	(129.7)	(133.3)
Common shares in treasury, at cost	(1.3)	(2.0)
Total shareowners’ deficit	(584.4)	(676.7)
Total liabilities and shareowners’ deficit	$1,952.6	$2,107.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$93.9	$(26.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	168.6	127.6
Loss on extinguishment of debt	19.4	—
Provision for loss on receivables	8.2	9.0
Loss from CyrusOne equity method investment	1.9	8.1
Gain on sale of CyrusOne equity method investment	(192.8)	—
Asset impairment	7.5	—
Noncash portion of interest expense	4.8	5.7
Deferred income tax provision	57.8	1.9
Pension and other postretirement payments in excess of expense	(22.4)	(43.0)
Stock-based compensation	2.5	4.0
Amortization of deferred gain	(16.5)	(1.7)
(Gain) loss on sale or disposal of assets, net	(0.1)	2.6
Excess tax benefit for share based payments	(0.1)	(0.5)
Other, net	(1.1)	(0.4)
Changes in operating assets and liabilities, net of CyrusOne deconsolidation:
Increase in receivables	(35.9)	(4.4)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(2.7)	(6.7)
Increase (decrease) in accounts payable	19.5	(1.0)
Increase (decrease) in accrued and other current liabilities	13.8	(3.8)
Decrease in other noncurrent assets	1.3	0.1
Decrease in other noncurrent liabilities	(6.8)	(11.1)
Net cash provided by operating activities	120.8	59.8
Cash flows from investing activities
Capital expenditures	(121.1)	(142.0)
Proceeds from sale of CyrusOne equity method investment	355.9	—
Dividends received from CyrusOne	22.4	14.2
Proceeds from sale of Wireless spectrum licenses	194.4	—
Proceeds from sale of assets	2.0	1.8
Release of restricted cash	—	0.4
Cash divested from deconsolidation of CyrusOne	—	(12.2)
Other, net	(5.7)	—
Net cash provided by (used in) investing activities	447.9	(137.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	536.0
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(33.8)	(52.0)
Repayment of debt	(350.6)	(6.7)
Debt issuance costs	—	(6.4)
Dividends paid on preferred stock	(7.8)	(7.8)
Proceeds from exercise of options and warrants	1.2	6.8
Excess tax benefit for share based payments	0.1	0.5
Other, net	(0.9)	(2.3)
Net cash (used in) provided by financing activities	(391.8)	468.1
Net increase in cash and cash equivalents	176.9	390.1
Cash and cash equivalents at beginning of period	4.6	23.6
Cash and cash equivalents at end of period	$181.5	$413.7
Noncash investing and financing transactions:
Investment in CyrusOne resulting from deconsolidation	$—	$509.7
Accrual of CyrusOne dividends	$6.0	$7.1
Acquisition of property by assuming debt and other noncurrent liabilities	$0.6	$5.6
Acquisition of property on account	$42.0	$20.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries (the “Company” or “we”) provide diversified telecommunications and technology services. As of September 30, 2014, we operate our business through the following segments: Wireline, IT Services and Hardware and Wireless.
The Company has receivables with one large customer that exceed 10% of the Company’s outstanding accounts receivable balance at September 30, 2014 and December 31, 2013. This same customer contributed in excess of 10% to consolidated revenue for the three and nine months ended September 30, 2014.
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
On June 25, 2014, we consummated the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. As of September 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method.
The agreement to sell our wireless spectrum licenses closed on September 30, 2014. We received cash proceeds of $194.4 million and reduced the wireless segment's intangible assets by $88.2 million, the carrying value of the spectrum licenses. Simultaneously, the separate agreement to use certain spectrum licenses until we discontinue providing wireless service became effective. As we continue to operate our wireless business the gain of $112.6 million was deferred and recorded in other current liabilities on the condensed consolidated balance sheet. We plan to operate and generate cash from our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses. At that time, we will transfer certain leases and other assets valued at approximately $16 million to the acquiring company.

The tentative agreement with the Communications Workers of America (“CWA”) on the terms of a new labor contract was not ratified by local members of the union and the two parties have resumed negotiations.

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
The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period.
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

Equity Method Investments - We completed the IPO of CyrusOne on January 24, 2013, and as of that date, we have significant influence over CyrusOne but do not control its operations. As a result, effective January 24, 2013, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our consolidated statement of operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. For the three and nine months ended September 30, 2014, the Company received cash dividends from CyrusOne totaling $6.0 million and $22.4 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment.
During the second quarter of 2014, we invested a total of $5.5 million in two limited liability companies. These investments are accounted for under the equity method and the carrying value has been recorded within “Other noncurrent assets” in the condensed consolidated balance sheet as of September 30, 2014. During the third quarter we recognized our proportionate share of the investments’ net loss as non-operating expense in our consolidated statement of operations, which had a minimal impact on our consolidated statement of operations.
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
In conjunction with our long-lived asset impairment analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013. In the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we further reduced the remaining useful life of those assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of these changes in estimate, depreciation expense increased by approximately $50 million for the nine months ended September 30, 2014 and reduced basic and diluted earnings per share by approximately $0.14 per share. In addition, adjusting the useful life of our Wireless property, plant and equipment also required that we reduce the amortization period of the deferred gain associated with the 2009 tower sale in a similar manner. Amortization of the deferred gain associated with the tower sale totaled $16.5 million and $1.7 million in the nine months ended September 30, 2014 and 2013, respectively. In conjunction with the close of the sale of our wireless spectrum licenses and certain other assets on September 30, 2014, an asset impairment charge of $7.5 million was recorded in the three months ended September 30, 2014 for the write-off of certain construction-in-progress projects that will no longer be completed due to the wind down of wireless operations.

Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income as well as the tax effects associated with discrete items.  The company expects its effective tax rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company subsequently issued to refinance those securities.  The Company believes the full year 2014 effective tax rate will approximate the actual September 2014 year-to-date effective tax rate.
Recently Issued Accounting Standards — In July 2013, the FASB issued new guidance under Accounting Standards Update ("ASU") 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a net operating loss ("NOL") or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard went into effect for annual and interim periods beginning after December 15, 2013. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2014. The adoption of this standard did not have a material impact on our financial statements for the nine months ending September 30, 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for us on January 1, 2016.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

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
Prior to the sale of our 16.0 million partnership units of CyrusOne LP, we accounted for our 68% effective ownership of CyrusOne as an equity method investment. As of September 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method. For the three months ended September 30, 2014, our equity method share of CyrusOne's net income was nominal. For the nine months ended September 30, 2014, our equity method share of CyrusOne's net loss was $1.9 million. For the three and nine months ended September 30, 2013, our equity method share of CyrusOne's net loss was $1.5 million and $8.1 million, respectively.
As of September 30, 2014, the fair value of this investment was $684.9 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

Summarized financial information for CyrusOne is as follows:

	Three Months Ended		Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013
	September 30,
(dollars in millions)	2014	2013
Revenue	$84.8	$67.5	$244.0	$176.1
Operating income	9.6	8.5	28.8	19.9
Net income (loss)	0.2	(2.2)	(2.7)	(11.8)

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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended		Nine Months Ended September 30, 2014	January 24, 2013 to September 30, 2013
	September 30,
(dollars in millions)	2014	2013
Revenue:
Services provided to CyrusOne	$0.4	$0.5	$1.3	$1.6

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$—	$—	$20.0
Charges for services provided by CyrusOne	2.2	2.4	6.8	6.5
Administrative services provided to CyrusOne	(0.1)	(0.1)	(0.3)	(0.4)
Total operating costs and expenses	$2.1	$2.3	$6.5	$26.1

Dividends of $6.0 million were received in the third quarter of 2014. In addition, on August 6, 2014, CyrusOne declared dividends of $0.21 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on October 15, 2014 to holders of record as of September 26, 2014. As of October 15, 2014, we have received dividends of $28.4 million for the year.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until terminated by the mutual written consent of the parties or when the Company is no longer required to file the Texas Margin Tax return on a consolidated basis with CyrusOne.  Effective as of the date of the June 2014 sale of the CyrusOne partnership units, CyrusOne will be required to file a separate Texas Margin Tax return. As of September 30, 2014 and December 31, 2013, the receivable for prior periods covered by this agreement amounted to $1.9 million and $1.5 million, respectively. These balances are included in Receivable from CyrusOne.

Form 10-Q Part I	Cincinnati Bell Inc.

At September 30, 2014 and December 31, 2013, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	September 30, 2014	December 31, 2013
Accounts receivable	$2.0	$2.1
Dividends receivable	6.0	7.1
Receivable from CyrusOne	$8.0	$9.2

Accounts payable	$1.3	$0.5
Payable to CyrusOne	$1.3	$0.5

3.    Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net (loss) income	$(27.3)	$9.3	$93.9	$(26.6)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net (loss) income applicable to common shareowners	$(29.9)	$6.7	$86.1	$(34.4)
Denominator:
Weighted average common shares outstanding - basic	208.7	207.0	208.4	205.6
Stock-based compensation arrangements	—	1.5	1.0	—
Weighted average common shares outstanding - diluted	208.7	208.5	209.4	205.6
Basic and diluted (loss) earnings per common share	$(0.14)	$0.03	$0.41	$(0.17)

For the three months ended September 30, 2014, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2014, awards under the Company’s stock-based compensation plans for common shares of 3.3 million were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three months ended September 30, 2013, awards under the Company's stock-based compensation plans for common shares of 7.0 million were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded from the computation of diluted EPS as the result would have been anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2014	December 31, 2013
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	6.5	7.2
Current portion of long-term debt	11.9	12.6
Long-term debt, less current portion:
Corporate Credit Agreement	—	40.0
Receivables Facility	112.4	106.2
8 3/4% Senior Subordinated Notes due 2018	300.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	529.2	533.2
8 3/8% Senior Notes due 2020	683.9	683.9
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	90.4	96.1
	1,890.4	2,258.9
Net unamortized discount	(3.4)	(6.3)
Long-term debt, less current portion	1,887.0	2,252.6
Total debt	$1,898.9	$2,265.2

Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement was reduced to $150.0 million from its original capacity of $200.0 million. As of September 30, 2014, the Company had no outstanding borrowings on its Corporate Credit Agreement, leaving $150.0 million available. This revolving credit facility expires in July 2017.

On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020. The Tranche B Term Loan requires quarterly principal payments of 0.25% of the original principal amount.
On June 2, 2014, the Company executed an amendment of its accounts receivable securitization facility (“Receivables Facility”), which replaced, amended, and added certain provisions and definitions to increase the credit availability and also extended the term to June 1, 2015. As of September 30, 2014, the Company had $112.4 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving $2.4 million of remaining availability on the total borrowing capacity of $120.0 million. The Receivables Facility is subject to renewal every 364 days and expires in June 2016. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. The permitted borrowings vary depending on the level of eligible receivables and other factors. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

On August 8, 2014, the Company redeemed $325.0 million of the outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. As a result of the redemption, the Company recorded a debt extinguishment loss of $19.4 million. On October 1, 2014, the Company redeemed $22.7 million of the outstanding 8 3/8% Senior Notes due 2020 at par.

Effective November 6, 2014, Cincinnati Bell Inc. amended its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2014 and December 31, 2013, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	September 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$284.7	$684.9	$471.0	$993.2
Long-term debt, including current portion*	1,802.9	1,863.5	2,162.7	2,248.3
*Excludes capital leases

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on September 30, 2014 and December 31, 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on the closing or estimated market prices of the Company’s debt at September 30, 2014 and December 31, 2013, which is considered Level 2 of the fair value hierarchy.

6.    Restructuring Charges
As of September 30, 2014, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2013	$9.7	$6.0	$0.1	$15.8
Charges	—	—	—	—
Utilization	(2.6)	(0.9)	—	(3.5)
Balance as of March 31, 2014	$7.1	$5.1	$0.1	$12.3
Charges	3.5	—	2.9	6.4
Utilization	(0.3)	(0.8)	—	(1.1)
Balance as of June 30, 2014	$10.3	$4.3	$3.0	$17.6
Charges	0.7	(1.3)	9.6	9.0
Utilization	(2.5)	(0.6)	(0.1)	(3.2)
Balance as of September 30, 2014	$8.5	$2.4	$12.5	$23.4
The Company made severance payments during the nine months ended September 30, 2014, pursuant to its written severance plan and certain management contracts. In the second quarter of 2014, we recorded employee separation charges of $1.2 million attributable to outsourcing a portion of our IT function. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. During the third quarter the Company reversed $1.3 million of lease abandonment reserve associated with leased space that was reoccupied. Lease payments on abandoned facilities will continue through 2015.

On April 6, 2014, the Company announced that it had entered into agreements to sell its wireless spectrum licenses and certain other assets related to its wireless business. Severance charges totaling $3.0 million were recorded during the nine months ending September 30, 2014. In anticipation of the close of this transaction, the Company identified certain contracts that will no longer be utilized once the wireless business ceases operations. In the second quarter of 2014 the company recorded contract termination costs totaling $2.9 million related to an IT support vendor that will no longer be used subsequent to the wind down of the wireless operations. An additional $9.6 million of contract termination costs were recorded during the third quarter of 2014. Additional restructuring charges associated with the shutdown of our wireless operations will be recognized once the accounting criteria are achieved. The payments associated with the exit of the business are expected to be paid out through 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	IT Services and Hardware	Wireless	Corporate	Total
Balance as of December 31, 2013	$10.5	$0.8	$1.5	$3.0	$15.8
Charges	—	—	—	—	—
Utilizations	(1.8)	—	(0.3)	(1.4)	(3.5)
Balance as of March 31, 2014	$8.7	$0.8	$1.2	$1.6	$12.3
Charges	1.1	—	5.2	0.1	6.4
Utilizations	(0.6)	(0.1)	(0.3)	(0.1)	(1.1)
Balance as of June 30, 2014	$9.2	$0.7	$6.1	$1.6	$17.6
Charges	(1.3)	—	10.3	—	9.0
Utilizations	(2.3)	(0.1)	(0.4)	(0.4)	(3.2)
Balance as of September 30, 2014	$5.6	$0.6	$16.0	$1.2	$23.4
At September 30, 2014 and December 31, 2013, $21.5 million and $7.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $1.9 million and $8.0 million, respectively, were included in “Other noncurrent liabilities” in the condensed consolidated balance sheet.

7.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and nine months ended September 30, 2014 and 2013, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our wireline network. Effective July 1, 2013, the management pension plan was amended to eliminate all future pension service credits. As a result, we recognized a curtailment gain of $0.6 million in the three months ended June 30, 2013 and remeasured the associated pension obligation. This remeasurement resulted in a reduction of our pension liability of $10.3 million. During the third quarter of 2013 the Board approved several amendments to the postretirement plan that required remeasurement of the associated benefit obligation. As a result, the Company recorded a $26.1 million reduction of the postretirement liability in the third quarter of 2013.
As of December 31, 2013, $30.8 million of the pension plan assets were invested in real estate pooled funds, representing 8% of total pension plan assets. During the third quarter of 2014, the Company put in redemption requests to liquidate the real estate pooled funds within the pension plan master trust. The real estate pooled funds are categorized as Level 3 investments. The proceeds from the sale will be reinvested in equity securities and investment grade fixed income securities similar to those currently held by the pension plan master trust. These new investments will be classified as Level 1 investments. Subsequent to September 30, 2014, the Company amended our target allocation policy to reflect this change in investment strategy and plan to only invest in equity securities and investment grade fixed income securities in the future.
For the three and nine months ended September 30, 2014 and 2013, pension and postretirement benefit costs were as follows:

	Three Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.3	$0.3	$0.1	$0.1
Interest cost on projected benefit obligation	5.2	4.7	1.0	1.0
Expected return on plan assets	(7.0)	(6.3)	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(3.9)	(3.7)
Actuarial loss	4.3	5.4	1.4	1.4
Total amortization	4.4	5.5	(2.5)	(2.3)
Benefit costs	$2.9	$4.2	$(1.4)	$(1.2)

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30,
	2014	2013	2014	2013
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.8	$1.7	$0.2	$0.3
Interest cost on projected benefit obligation	15.7	14.1	3.0	3.0
Expected return on plan assets	(21.1)	(19.2)	—	—
Curtailment gain	—	(0.6)	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.2	(11.6)	(10.2)
Actuarial loss	13.0	16.4	4.1	4.3
Total amortization	13.2	16.6	(7.5)	(5.9)
Benefit costs	$8.6	$12.6	$(4.3)	$(2.6)

Amortizations of prior service cost (benefit), actuarial loss, and curtailment gain represent reclassifications from accumulated other comprehensive income.

Contributions in 2014 to the Company’s pension and postretirement plans are expected to be approximately $21 million and $13 million, respectively. The reduction to planned pension contributions as compared to our second quarter estimate of $32 million is the result of new legislation which lowered the required minimum contributions for 2014. For the nine months ended September 30, 2014, contributions to the pension plans were $19.3 million and contributions to the postretirement plan were $9.3 million.

8.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $0.3 million and $2.9 million, respectively, inclusive of $0.7 million and $0.5 million of mark-to-market gains on awards indexed to the Company's stock price. For the three and nine months ended September 30, 2013, the Company recognized stock-based compensation expense of $0.3 million and a benefit of $0.7 million, respectively, which reflected $0.6 million and $5.4 million of mark-to-market gains, respectively. As of September 30, 2014, there was $6.4 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately one year, and the remaining expense for performance-based awards will be recognized within approximately two years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At September 30, 2014 and 2013, the number of common shares deferred under these plans was 0.5 million and 0.8 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. The Company recognized a benefit of $0.6 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the company recognized a benefit of $0.3 million and $2.0 million, respectively.

In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the initial public offering of CyrusOne was completed, which represented a qualifying transaction requiring payment under these compensation plans. For the nine months ended September 30, 2013, compensation expense of $42.6 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our condensed consolidated statement of operations for the nine months ended September 30, 2013.

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
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2014, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2013	$(133.1)		$(0.2)	$(133.3)
Reclassifications, net	3.6	(a)	—	3.6
Balance as of September 30, 2014	$(129.5)		$(0.2)	$(129.7)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs. See Note 7 for additional details. The components of net periodic pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the condensed consolidated statements of operations.
10.    Business Segment Information
For the period January 1, 2013 through January 23, 2013, we operated four business segments: Wireline, IT Services and Hardware, Wireless and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. As of September 30, 2014, the carrying value of our investment in CyrusOne was $284.7 million and is included as an asset of the Corporate segment. The Data Center Colocation results shown in the accompanying tables reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013.
As of September 30, 2014, we operated three business segments: Wireline, IT Services and Hardware, and Wireless. The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting.
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

The agreement to sell our wireless spectrum licenses closed on September 30, 2014. We received cash proceeds of $194.4 million, which were transferred to the Corporate segment, and reduced intangible assets by $88.2 million, the carrying value of the spectrum licenses. We plan to provide wireless services until the later of April 6, 2015 and 90 days after the transfer of the licenses.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2014	2013	2014	2013
Revenue
Wireline	$184.0	$181.4	$552.3	$542.7
IT Services and Hardware	120.0	87.5	323.5	258.0
Wireless	30.1	49.1	116.0	154.1
Data Center Colocation	—	—	—	15.6
Intersegment	(6.6)	(7.2)	(21.9)	(21.9)
Total revenue	$327.5	$310.8	$969.9	$948.5
Intersegment revenue
Wireline	$3.9	$4.2	$12.0	$12.8
IT Services and Hardware	2.3	2.5	8.4	7.0
Wireless	0.4	0.5	1.5	1.7
Data Center Colocation	—	—	—	0.4
Total intersegment revenue	$6.6	$7.2	$21.9	$21.9
Operating income (loss)
Wireline	$43.9	$47.8	$147.0	$146.8
IT Services and Hardware	8.1	4.4	16.3	6.6
Wireless	(33.0)	7.0	(40.8)	19.1
Data Center Colocation	—	—	—	3.2
Corporate	(3.0)	(1.5)	(14.0)	(52.0)
Total operating income	$16.0	$57.7	$108.5	$123.7
Expenditures for long-lived assets
Wireline	$41.8	$41.2	$106.1	$114.3
IT Services and Hardware	3.5	2.7	8.5	7.6
Wireless	0.3	2.2	6.5	12.4
Data Center Colocation	—	—	—	7.7
Total expenditures for long-lived assets	$45.6	$46.1	$121.1	$142.0
Depreciation and amortization
Wireline	$29.3	$29.7	$85.6	$83.8
IT Services and Hardware	3.0	2.5	8.6	7.5
Wireless	29.1	7.4	74.2	30.7
Data Center Colocation	—	—	—	5.2
Corporate	—	0.2	0.2	0.4
Total depreciation and amortization	$61.4	$39.8	$168.6	$127.6

	September 30, 2014	December 31, 2013
Assets
Wireline	$819.7	$780.8
IT Services and Hardware	58.2	48.9
Wireless	148.0	247.5
Corporate and eliminations	926.7	1,030.1
Total assets	$1,952.6	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of September 30, 2014, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding, that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$163.8	$176.9	$(13.2)	$327.5
Operating costs and expenses	2.9	121.2	200.6	(13.2)	311.5
Operating (loss) income	(2.9)	42.6	(23.7)	—	16.0
Interest expense (income), net	34.8	(1.3)	2.3	—	35.8
Other expense (income), net	18.9	1.6	(1.3)	—	19.2
(Loss) income before equity in earnings of subsidiaries and income taxes	(56.6)	42.3	(24.7)	—	(39.0)
Income tax (benefit) expense	(18.1)	15.4	(9.0)	—	(11.7)
Equity in earnings of subsidiaries, net of tax	11.2	—	—	(11.2)	—
Net (loss) income	(27.3)	26.9	(15.7)	(11.2)	(27.3)
Other comprehensive income	1.2	—	—	—	1.2
Total comprehensive (loss) income	$(26.1)	$26.9	$(15.7)	$(11.2)	$(26.1)

Net (loss) income	(27.3)	26.9	(15.7)	(11.2)	(27.3)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(29.9)	$26.9	$(15.7)	$(11.2)	$(29.9)

	Three Months Ended September 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$161.4	$163.5	$(14.1)	$310.8
Operating costs and expenses	1.5	115.3	150.4	(14.1)	253.1
Operating (loss) income	(1.5)	46.1	13.1	—	57.7
Interest expense (income), net	42.9	(0.3)	4.1	—	46.7
Other (income) expense, net	(0.4)	1.8	(1.1)	—	0.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.0)	44.6	10.1	—	10.7
Income tax (benefit) expense	(18.5)	16.4	3.5	—	1.4
Equity in earnings of subsidiaries, net of tax	34.8	—	—	(34.8)	—
Net income	9.3	28.2	6.6	(34.8)	9.3
Other comprehensive income	24.8	—	—	—	24.8
Total comprehensive income	$34.1	$28.2	$6.6	$(34.8)	$34.1

Net income	9.3	28.2	6.6	(34.8)	9.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$6.7	$28.2	$6.6	$(34.8)	$6.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$491.4	$520.5	$(42.0)	$969.9
Operating costs and expenses	13.8	349.8	539.8	(42.0)	861.4
Operating (loss) income	(13.8)	141.6	(19.3)	—	108.5
Interest expense (income), net	109.8	(3.1)	10.1	—	116.8
Other expense (income), net	18.2	5.5	(194.7)	—	(171.0)
(Loss) income before equity in earnings of subsidiaries and income taxes	(141.8)	139.2	165.3	—	162.7
Income tax (benefit) expense	(40.6)	50.8	58.6	—	68.8
Equity in earnings of subsidiaries, net of tax	195.1	—	—	(195.1)	—
Net income	93.9	88.4	106.7	(195.1)	93.9
Other comprehensive income	3.6	—	—	—	3.6
Total comprehensive income	$97.5	$88.4	$106.7	$(195.1)	$97.5

Net income	93.9	88.4	106.7	(195.1)	93.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$86.1	$88.4	$106.7	$(195.1)	$86.1

	Nine Months Ended September 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Revenue	$—	$482.3	$508.4	$(42.2)	$948.5
Operating costs and expenses	51.2	340.0	475.8	(42.2)	824.8
Operating (loss) income	(51.2)	142.3	32.6	—	123.7
Interest expense (income), net	125.0	(1.4)	16.4	—	140.0
Other (income) expense, net	(1.1)	4.4	3.4	—	6.7
(Loss) income before equity in earnings of subsidiaries and income taxes	(175.1)	139.3	12.8	—	(23.0)
Income tax (benefit) expense	(59.8)	51.2	12.2	—	3.6
Equity in earnings of subsidiaries, net of tax	88.7	—	—	(88.7)	—
Net (loss) income	(26.6)	88.1	0.6	(88.7)	(26.6)
Other comprehensive income (loss)	36.5	—	(0.1)	—	36.4
Total comprehensive income	$9.9	$88.1	$0.5	$(88.7)	$9.8

Net (loss) income	(26.6)	88.1	0.6	(88.7)	(26.6)
Preferred stock dividends	7.8	—	—	—	7.8
Net (loss) income applicable to common shareowners	$(34.4)	$88.1	$0.6	$(88.7)	$(34.4)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$179.1	$1.5	$0.9	$—	$181.5
Receivables, net	2.0	—	180.1	—	182.1
Other current assets	3.4	24.8	83.1	(0.7)	110.6
Total current assets	184.5	26.3	264.1	(0.7)	474.2
Property, plant and equipment, net	0.1	752.1	123.0	—	875.2
Investment in CyrusOne	—	—	284.7	—	284.7
Goodwill and intangibles, net	—	2.2	13.8	—	16.0
Investments in and advances to subsidiaries	1,081.7	314.1	311.2	(1,707.0)	—
Other noncurrent assets	271.3	5.2	182.1	(156.1)	302.5
Total assets	$1,537.6	$1,099.9	$1,178.9	$(1,863.8)	$1,952.6

Current portion of long-term debt	$5.4	$3.3	$3.2	$—	$11.9
Accounts payable	1.1	78.3	54.6	—	134.0
Other current liabilities	66.8	47.0	164.3	0.1	278.2
Total current liabilities	73.3	128.6	222.1	0.1	424.1
Long-term debt, less current portion	1,550.0	139.8	197.2	—	1,887.0
Other noncurrent liabilities	186.4	167.8	28.6	(156.9)	225.9
Intercompany payables	312.3	—	—	(312.3)	—
Total liabilities	2,122.0	436.2	447.9	(469.1)	2,537.0
Shareowners’ (deficit) equity	(584.4)	663.7	731.0	(1,394.7)	(584.4)
Total liabilities and shareowners’ equity (deficit)	$1,537.6	$1,099.9	$1,178.9	$(1,863.8)	$1,952.6

	As of December 31, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6
Receivables, net	2.6	—	152.2	—	154.8
Other current assets	4.4	24.1	63.9	(0.7)	91.7
Total current assets	9.1	25.9	216.8	(0.7)	251.1
Property, plant and equipment, net	0.1	706.5	196.2	—	902.8
Investment in CyrusOne	—	—	471.0	—	471.0
Goodwill and intangibles, net	—	2.3	103.8	—	106.1
Investments in and advances to subsidiaries	1,406.6	247.7	—	(1,654.3)	—
Other noncurrent assets	359.1	6.1	178.9	(167.8)	376.3
Total assets	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Current portion of long-term debt	$5.4	$3.9	$3.3	$—	$12.6
Accounts payable	1.5	45.9	42.5	—	89.9
Other current liabilities	67.7	49.4	34.6	0.1	151.8
Total current liabilities	74.6	99.2	80.4	0.1	254.3
Long-term debt, less current portion	1,916.1	141.8	194.7	—	2,252.6
Other noncurrent liabilities	214.5	172.2	59.0	(168.6)	277.1
Intercompany payables	246.4	—	199.7	(446.1)	—
Total liabilities	2,451.6	413.2	533.8	(614.6)	2,784.0
Shareowners’ (deficit) equity	(676.7)	575.3	632.9	(1,208.2)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(17.9)	$165.2	$(26.5)	$—	$120.8
Capital expenditures	—	(96.5)	(24.6)	—	(121.1)
Proceeds received from sale of CyrusOne	—	—	355.9	—	355.9
Dividends received from CyrusOne	—	—	22.4	—	22.4
Proceeds from sale of assets	—	0.2	196.2	—	196.4
Other investing activities	(0.2)	—	(5.5)	—	(5.7)
Cash flows (used in) provided by investing activities	(0.2)	(96.3)	544.4	—	447.9
Funding between Parent and subsidiaries, net	586.1	(66.5)	(519.6)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	6.2	—	(33.8)
Repayment of debt	(343.3)	(3.0)	(4.3)	—	(350.6)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(8.9)	0.3	—	—	(8.6)
Cash flows provided by (used in) financing activities	195.1	(69.2)	(517.7)	—	(391.8)
Increase (decrease) in cash and cash equivalents	177.0	(0.3)	0.2	—	176.9
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$179.1	$1.5	$0.9	$—	$181.5

	Nine Months Ended September 30, 2013
	Parent (Guarantor)	CBT (Issuer)	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(165.0)	$170.1	$54.7	$—	$59.8
Capital expenditures	—	(108.7)	(33.3)	—	(142.0)
Dividends received from CyrusOne	—	—	14.2	—	14.2
Proceeds from sale of assets	—	1.8	—	—	1.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(106.9)	(30.9)	—	(137.8)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	45.5	(60.5)	15.0	—	—
Debt issuance costs	(6.4)	—	—	—	(6.4)
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(52.0)	—	(52.0)
Repayment of debt	—	(2.6)	(4.1)	—	(6.7)
Proceeds from exercise of options and warrants	6.8	—	—	—	6.8
Other financing activities	(9.6)	—	—	—	(9.6)
Cash flows provided by (used in) financing activities	572.3	(63.1)	(41.1)	—	468.1
Increase (decrease) in cash and cash equivalents	407.3	0.1	(17.3)	—	390.1
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$411.1	$2.0	$0.6	$—	$413.7

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of September 30, 2014, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
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

On September 30, 2014, the Company entered into an Amendment to the Corporate Credit Agreement giving the Company the right to provide written notice to the administrative agent on or after the closing of the sale of spectrum assets to remove any designated Wireless subsidiary as a guarantor subsidiary.

Effective November 6, 2014, Cincinnati Bell Inc. amended its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures.

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, Condensed Consolidating Balance Sheets as of September 30, 2014 and December 31, 2013, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$190.2	$150.5	$(13.2)	$327.5
Operating costs and expenses	2.9	212.4	109.4	(13.2)	311.5
Operating (loss) income	(2.9)	(22.2)	41.1	—	16.0
Interest expense (income), net	34.8	1.9	(0.9)	—	35.8
Other expense (income), net	18.9	3.4	(3.1)	—	19.2
(Loss) income before equity in earnings of subsidiaries and income taxes	(56.6)	(27.5)	45.1	—	(39.0)
Income tax (benefit) expense	(18.1)	(10.0)	16.4	—	(11.7)
Equity in earnings of subsidiaries, net of tax	11.2	—	—	(11.2)	—
Net (loss) income	(27.3)	(17.5)	28.7	(11.2)	(27.3)
Other comprehensive income	1.2	—	—	—	1.2
Total comprehensive (loss) income	$(26.1)	$(17.5)	$28.7	$(11.2)	$(26.1)

Net (loss) income	(27.3)	(17.5)	28.7	(11.2)	(27.3)
Preferred stock dividends	2.6	—	—	—	2.6
Net (loss) income applicable to common shareowners	$(29.9)	$(17.5)	$28.7	$(11.2)	$(29.9)

	Three Months Ended September 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$177.4	$147.5	$(14.1)	$310.8
Operating costs and expenses	1.5	162.5	103.2	(14.1)	253.1
Operating (loss) income	(1.5)	14.9	44.3	—	57.7
Interest expense, net	42.9	3.5	0.3	—	46.7
Other (income) expense, net	(0.4)	3.2	(2.5)	—	0.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(44.0)	8.2	46.5	—	10.7
Income tax (benefit) expense	(18.5)	3.1	16.8	—	1.4
Equity in earnings of subsidiaries, net of tax	34.8	—	—	(34.8)	—
Net income	9.3	5.1	29.7	(34.8)	9.3
Other comprehensive income	24.8	—	—	—	24.8
Total comprehensive income	$34.1	$5.1	$29.7	$(34.8)	$34.1

Net income	9.3	5.1	29.7	(34.8)	9.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$6.7	$5.1	$29.7	$(34.8)	$6.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$560.5	$451.4	$(42.0)	$969.9
Operating costs and expenses	13.8	575.6	314.0	(42.0)	861.4
Operating (loss) income	(13.8)	(15.1)	137.4	—	108.5
Interest expense (income), net	109.8	8.9	(1.9)	—	116.8
Other expense (income), net	18.2	(179.6)	(9.6)	—	(171.0)
(Loss) income before equity in earnings of subsidiaries and income taxes	(141.8)	155.6	148.9	—	162.7
Income tax (benefit) expense	(40.6)	55.1	54.3	—	68.8
Equity in earnings of subsidiaries, net of tax	195.1	—	—	(195.1)	—
Net income	93.9	100.5	94.6	(195.1)	93.9
Other comprehensive income	3.6	—	—	—	3.6
Total comprehensive income	$97.5	$100.5	$94.6	$(195.1)	$97.5

Net income	93.9	100.5	94.6	(195.1)	93.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$86.1	$100.5	$94.6	$(195.1)	$86.1

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$530.7	$460.0	$(42.2)	$948.5
Operating costs and expenses	51.2	496.1	319.7	(42.2)	824.8
Operating (loss) income	(51.2)	34.6	140.3	—	123.7
Interest expense, net	125.0	11.2	3.8	—	140.0
Other (income) expense, net	(1.1)	12.1	(4.3)	—	6.7
(Loss) income before equity in earnings of subsidiaries and income taxes	(175.1)	11.3	140.8	—	(23.0)
Income tax (benefit) expense	(59.8)	11.9	51.5	—	3.6
Equity in earnings of subsidiaries, net of tax	88.7	0.7	—	(89.4)	—
Net (loss) income	(26.6)	0.1	89.3	(89.4)	(26.6)
Other comprehensive income (loss)	36.5	—	(0.1)	—	36.4
Total comprehensive income	$9.9	$0.1	$89.2	$(89.4)	$9.8

Net (loss) income	(26.6)	0.1	89.3	(89.4)	(26.6)
Preferred stock dividends	7.8	—	—	—	7.8
Net (loss) income applicable to common shareowners	$(34.4)	$0.1	$89.3	$(89.4)	$(34.4)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$179.1	$0.4	$2.0	$—	$181.5
Receivables, net	2.0	6.0	174.1	—	182.1
Other current assets	3.4	79.3	28.6	(0.7)	110.6
Total current assets	184.5	85.7	204.7	(0.7)	474.2
Property, plant and equipment, net	0.1	122.6	752.5	—	875.2
Investment in CyrusOne	—	284.7	—	—	284.7
Goodwill and intangibles, net	—	13.8	2.2	—	16.0
Investments in and advances to subsidiaries	1,081.7	370.3	293.9	(1,745.9)	—
Other noncurrent assets	271.3	183.1	4.2	(156.1)	302.5
Total assets	$1,537.6	$1,060.2	$1,257.5	$(1,902.7)	$1,952.6

Current portion of long-term debt	$5.4	$3.2	$3.3	$—	$11.9
Accounts payable	1.1	69.4	63.5	—	134.0
Other current liabilities	66.8	166.4	44.9	0.1	278.2
Total current liabilities	73.3	239.0	111.7	0.1	424.1
Long-term debt, less current portion	1,550.0	84.8	252.2	—	1,887.0
Other noncurrent liabilities	186.4	31.0	165.4	(156.9)	225.9
Intercompany payables	312.3	—	50.0	(362.3)	—
Total liabilities	2,122.0	354.8	579.3	(519.1)	2,537.0
Shareowners’ (deficit) equity	(584.4)	705.4	678.2	(1,383.6)	(584.4)
Total liabilities and shareowners’ equity (deficit)	$1,537.6	$1,060.2	$1,257.5	$(1,902.7)	$1,952.6

	As of December 31, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6
Receivables, net	2.6	7.2	145.0	—	154.8
Other current assets	4.4	60.7	27.3	(0.7)	91.7
Total current assets	9.1	68.2	174.5	(0.7)	251.1
Property, plant and equipment, net	0.1	194.1	708.6	—	902.8
Investment in CyrusOne	—	471.0	—	—	471.0
Goodwill and intangibles, net	—	103.8	2.3	—	106.1
Investments in and advances to subsidiaries	1,406.6	(1.6)	218.2	(1,623.2)	—
Other noncurrent assets	359.1	179.9	5.1	(167.8)	376.3
Total assets	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Current portion of long-term debt	$5.4	$3.0	$4.2	$—	$12.6
Accounts payable	1.5	72.3	16.1	—	89.9
Other current liabilities	67.7	36.9	47.1	0.1	151.8
Total current liabilities	74.6	112.2	67.4	0.1	254.3
Long-term debt, less current portion	1,916.1	87.0	249.5	—	2,252.6
Other noncurrent liabilities	214.5	61.3	169.9	(168.6)	277.1
Intercompany payables	246.4	149.9	33.2	(429.5)	—
Total liabilities	2,451.6	410.4	520.0	(598.0)	2,784.0
Shareowners’ (deficit) equity	(676.7)	605.0	588.7	(1,193.7)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(17.9)	$(18.6)	$157.3	$—	$120.8
Capital expenditures	—	(24.6)	(96.5)	—	(121.1)
Proceeds from sale of CyrusOne	—	355.9	—	—	355.9
Dividends received from CyrusOne	—	22.4	—	—	22.4
Proceeds from sale of assets	—	194.4	2.0	—	196.4
Other investing activities	(0.2)	(5.5)	—	—	(5.7)
Cash flows (used in) provided by investing activities	(0.2)	542.6	(94.5)	—	447.9
Funding between Parent and subsidiaries, net	586.1	(521.8)	(64.3)	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	6.2	—	(33.8)
Repayment of debt	(343.3)	(2.1)	(5.2)	—	(350.6)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(8.9)	—	0.3	—	(8.6)
Cash flows provided by (used in) financing activities	195.1	(523.9)	(63.0)	—	(391.8)
Increase (decrease) in cash and cash equivalents	177.0	0.1	(0.2)	—	176.9
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$179.1	$0.4	$2.0	$—	$181.5

	Nine Months Ended September 30, 2013
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	(165.0)	27.4	197.4	—	59.8
Capital expenditures	—	(25.6)	(116.4)	—	(142.0)
Dividends received from CyrusOne	—	14.2	—	—	14.2
Proceeds from sale of assets	—	—	1.8	—	1.8
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(11.4)	(126.4)	—	(137.8)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	45.5	(12.6)	(32.9)	—	—
Debt issuance costs	(6.4)	—	—	—	(6.4)
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(52.0)	—	(52.0)
Repayment of debt	—	(3.2)	(3.5)	—	(6.7)
Proceeds from exercise of options and warrants	6.8	—	—	—	6.8
Other financing activities	(9.6)	—	—	—	(9.6)
Cash flows provided by (used in) financing activities	572.3	(15.8)	(88.4)	—	468.1
Increase (decrease) in cash and cash equivalents	407.3	0.2	(17.4)	—	390.1
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$411.1	$0.5	$2.1	$—	413.7

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
On a consolidated basis, revenue for the three and nine months ended September 30, 2014 increased 5% and 2%, respectively, as the growth from our strategic products combined with increased telecom and IT equipment sales more than offset declines from wireless and legacy products. Revenue from our strategic products totaled $111.0 million in the third quarter of 2014, up 19% compared to the same period a year ago. For the nine months ended September 30, 2014, strategic revenue increased 22% over the prior year totaling $319.3 million.
Operating income for the three months ended September 30, 2014 was $16.0 million, down from the prior year. Costs associated with winding down wireless operations, specifically restructuring charges of $9.0 million, an asset impairment of $7.5 million, and additional depreciation expense in the quarter due to reducing the useful lives of certain wireless assets offset the revenue growth. For the nine months ended September 30, 2014, operating income was $108.5 million, down from $123.7 million in the prior year, primarily due to winding down wireless operations offset by transaction related compensation in the prior year.
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
Therefore, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment. Due to the deconsolidation of CyrusOne, our results of operations for the nine months ending September 30, 2013 are not comparable to the current period.

Form 10-Q Part I	Cincinnati Bell Inc.

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
As of September 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method.
On April 6, 2014, we entered into agreements valued at approximately $210 million to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our wireless spectrum licenses closed on September 30, 2014. As a result, we received cash proceeds of $194.4 million and reduced intangible assets by $88.2 million, the carrying value of the spectrum licenses. Simultaneously a separate agreement to use certain spectrum licenses until we discontinue providing wireless service became effective. As we continue to operate our wireless business, the gain was deferred and recorded in other current liabilities on the condensed consolidated balance sheet. We plan to operate our wireless operations until the later of April 6, 2015 and 90 days after the transfer of the licenses at which time we will transfer the tower leases being assumed and other assets being acquired.
The tentative agreement reached on August 4, 2014 with the Communications Workers of America (“CWA”) was not ratified by local members of the union and the two parties have resumed negotiations.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Service revenue was $249.4 million during the three months ended September 30, 2014, a decrease of $6.0 million, compared to the same period in 2013. Strong demand for strategic products resulted in an additional $3.3 million of Wireline service revenue in the third quarter of 2014 compared to the same period a year ago. Information Technology ("IT") service revenue increased by $6.1 million, due to the strong demand by our enterprise customers for managed and professional services. These increases were offset by a $15.4 million decrease in Wireless service revenue as we wind down the wireless operations. For the nine months ended September 30, 2014, service revenue was $763.6 million, a decrease of $18.7 million compared to the same period in 2013. Of this decrease, $15.2 million was due to the deconsolidation of CyrusOne's results of operations from our consolidated financial statements. Excluding the impact of CyrusOne, service revenue for the nine months ended September 30, 2014 decreased by $3.5 million year-over-year, primarily driven by lower wireless service revenue of $32.0 million. This decrease was partially offset by growth in wireline service revenue and managed and professional services revenues of $11.4 million and $17.1 million, respectively.
Product revenue totaled $78.1 million in the three months ended September 30, 2014, an increase of $22.7 million compared to the same period in 2013. For the nine months ended September 30, 2014, product revenue was $206.3 million, an increase of $40.1 million compared to the same period in 2013. Increased sales of telecommunications and IT hardware of $26.7 million and $47.0 million for the three and nine months ended September 30, 2014, respectively, were partially offset by lower Wireless handset and accessory sales.
Cost of services was $115.7 million in the three months ended September 30, 2014, up $8.3 million to support the growth in our strategic products. Wireless cost of services was down $2.4 million as a result of a declining subscriber base. For the nine months ended September 30, 2014, cost of services was $331.2 million, an increase of $11.1 million from the comparative period in 2013 as a result of the same trends affecting the quarterly results.
Cost of products sold was $63.8 million in the three months ended September 30, 2014 compared to $52.5 million in the same period in 2013. For the nine months ended September 30, 2014, cost of products sold was $184.2 million, an increase of $23.8 million compared to the same period in 2013. The cost increases in both the three and nine-month periods ended September 30, 2014 primarily reflect higher costs from higher sales of telecommunications and IT hardware, partially offset by a reduction in wireless costs due to lower handset and accessory sales.
Selling, general and administrative (“SG&A”) expenses were $57.5 million in the three months ended September 30, 2014, an increase of $3.9 million compared to the same period in 2013. Corporate expenses were up $1.7 million primarily driven by legal and consulting fees and increased payroll costs. Wireline and IT Services and Hardware costs were up $2.9 million and $3.5 million to support growth in our strategic products. Wireline costs were also up due to IT outsourcing. Partially offsetting this increase was a $4.2 million decrease in Wireless SG&A expenses due primarily to cost containment efforts as we begin to wind down operations. For the nine months ended September 30, 2014, SG&A expenses totaled $167.4 million, up $6.0 million compared to the same period in 2013. CyrusOne SG&A expenses were $2.4 million prior to the IPO. Excluding CyrusOne, SG&A expenses increased $8.4 million compared to the prior year. The change for nine months ended September 30, 2014 compared to the prior year excluding CyrusOne was due to the same factors impacting the quarterly results and unfavorable changes in mark-to-market of $6.7 million for stock-based compensation grants indexed to the Company's stock price.
Depreciation and amortization expense totaled $61.4 million and $168.6 million, respectively, in the three and nine months ended September 30, 2014, up $21.6 million and $41.0 million from the same periods in 2013. Excluding CyrusOne, depreciation and amortization increased $46.2 million for the nine months ended September 30, 2014. The increase in depreciation expense is primarily due to reducing the useful life of our long-lived wireless assets as a result of a continued decline in our subscriber base and the agreement to sell our wireless spectrum licenses and certain other assets. The change in the estimated useful life of the remaining property, plant and equipment is expected to increase depreciation expense for our Wireless segment by approximately $60 million in 2014 as compared to the prior year. The remaining increase for the three and nine months ended September 30, 2014 is due to additional fiber assets placed in service to support our strategic products.
Transaction-related compensation was $42.6 million in the nine months ended September 30, 2013, of which $20.0 million was related to CyrusOne employees. In 2010, the Company's Board of Directors approved a long-term incentive program for certain members of management under which payments were contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plan. The completion of the IPO during 2013 resulted in a qualifying transaction requiring payment of compensation to the employees covered under this plan. No such transaction-related compensation has occurred in 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring charges were $9.0 million and $15.4 million for the three and nine months ended September 30, 2014, respectively. Charges incurred in the third quarter of 2014 include $0.7 million of severance costs and $9.6 million of contract termination fees related to winding down wireless operations. These charges were partially offset by a $1.3 million reduction to the lease abandonment reserve related to certain leased space being reoccupied during the third quarter of 2014. The year to date expense also includes $1.2 million for employee separations related to outsourcing certain aspects of our IT department. Wireless wind down costs in the second quarter of 2014 included $2.3 million for employee severance and $2.9 million for contract termination fees. Charges incurred during the comparative periods of 2013 represented severance costs, expenses related to lease abandonments and fees associated with a workforce optimization initiative.
The wireless segment recorded an asset impairment charge of $7.5 million in the three months ended September 30, 2014 for certain construction-in-progress projects that will no longer be completed due to the wind down of the business. No such costs were incurred in 2013.
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
During the nine months ended September 30, 2014, the Company recognized a nominal amount of gain on the sale of copper cabling in the Wireline segment that was offset slightly by a loss on the sale of corporate assets. Gain on sale or disposal of assets was $0.2 million for the three months ended September 30, 2013, which was recognized on the sale of copper cabling no longer in use in the Wireline segment. Loss on the sale or disposal of assets was $2.6 million for the nine months ended September 30, 2013. The year-to-date losses were attributable to $4.4 million of wireline and wireless network equipment with no resale market. The equipment was removed from service and either disconnected from the existing networks, abandoned or demolished. These losses were partially offset by gains of $1.8 million recognized for the nine months ended September 30, 2013 from the sales of Wireline copper cabling no longer in use.
The amortization of the deferred gain for the three and nine months ended September 30, 2014 totaled $6.4 million and $16.5 million, respectively, compared to $0.5 million and $1.7 million for the same periods in 2013. The change in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first half of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million. The change in useful life is expected to result in approximately $20 million of additional deferred gain amortization to be recognized in 2014.
Transaction costs related to the sale of our wireless spectrum and certain other assets totaled $3.7 million for the first three quarters of 2014. Transaction costs were $0.5 million and $1.6 million in the three and nine months ended September 30, 2013, respectively. These costs represent costs associated with exploring strategic alternatives for our wireless business, legal and consulting costs incurred to restructure our legal entities in preparation for CyrusOne's IPO and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $35.8 million and $116.8 million for the three and nine months ended September 30, 2014, respectively. Interest expense was $46.7 million and $140.0 million in the same periods of 2013. The decrease was primarily due to the Company amending its Corporate Credit Agreement to include a $540 million Tranche B Term Loan and using the proceeds to redeem all of the Company's $500 million 8 1/4% Senior Notes on October 15, 2013. On August 8, 2014, the Company redeemed $325.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. In addition, the deconsolidation of CyrusOne in January 2013 resulted in a $2.5 million decrease compared to the nine month period ended September 30, 2013.
The Company recorded a loss on extinguishment of debt totaling $19.4 million in the third quarter of 2014 related to the redemption of $325.0 million 8 ¾% Senior Subordinated Notes due 2018.
Loss from CyrusOne equity method investment was $1.9 million in the nine months ended September 30, 2014. For the third quarter of 2014, a nominal gain was recorded. These results represent the Company's share of CyrusOne's net income which, effective with the IPO date of January 24, 2013, is recorded using the equity method. In the comparative periods of 2013, our portion of CyrusOne's loss totaled $1.5 million and $8.1 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

In the second quarter of 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million CyrusOne LP partnership units. Following the sale, we own approximately 44% of CyrusOne through our ownership of 1.9 million shares of CyrusOne's common stock and approximately 26.6 million CyrusOne LP partnership units.
The income tax benefit for the three months ended September 30, 2014 was $11.7 million compared to expense of $1.4 million in the same period in 2013.  This was primarily driven by pre-tax losses of $39.0 million in the current quarter compared to $10.7 million of pre-tax income in the same period of the prior year, as well as a higher effective tax rate in 2014. For the nine months ended September 30, 2014, income tax expense was $68.8 million compared to $3.6 million in the first three quarters of 2013. The year over year increase in tax expense was due primarily to higher pre-tax income predominately caused by the gain on the sale of operating partnership units in CyrusOne and gain on the sale of wireless spectrum licenses. The increase was offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are uncertain of being realized before their expiration date.
For 2014, the Company expects its effective tax rate to be higher than statutory rates, primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities that the Company has subsequently issued to refinance those securities. The Company believes the full year 2014 effective tax rate will approximate the actual September 2014 year-to-date effective tax rate.  The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2014.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Data	$84.1	$79.6	$4.5	6%		$251.3	$236.9	$14.4	6%
Voice - local service	49.6	56.6	(7.0)	(12)%		154.6	174.4	(19.8)	(11)%
Long distance and VoIP	26.9	26.8	0.1	0%		80.6	80.5	0.1	0%
Entertainment	19.5	14.4	5.1	35%		54.9	39.4	15.5	39%
Other	3.9	4.0	(0.1)	(3)%		10.9	11.5	(0.6)	(5)%
Total revenue	184.0	181.4	2.6	1%		552.3	542.7	9.6	2%
Operating costs and expenses:
Cost of services and products	76.9	72.4	4.5	6%		221.9	213.4	8.5	4%
Selling, general and administrative	35.2	31.7	3.5	11%		98.2	94.4	3.8	4%
Depreciation and amortization	29.3	29.7	(0.4)	(1)%		85.6	83.8	1.8	2%
Restructuring (reversals) charges	(1.3)	—	(1.3)	n/m		(0.2)	5.8	(6.0)	n/m
Curtailment gain	—	—	—	n/m		—	(0.6)	0.6	n/m
(Gain) loss on sale or disposal of assets	—	(0.2)	0.2	n/m		(0.2)	(0.9)	0.7	n/m
Total operating costs and expenses	140.1	133.6	6.5	5%		405.3	395.9	9.4	2%
Operating income	$43.9	$47.8	$(3.9)	(8)%		$147.0	$146.8	$0.2	0%
Operating margin	23.9%	26.4%		(2.5)	pts	26.6%	27.0%		(0.4)	pts
Capital expenditures	$41.8	$41.2	$0.6	1%		$106.1	$114.3	$(8.2)	(7)%
Metrics information (in thousands):
Fioptics units passed	323.0	258.0	65.0	25%
Internet subscribers:
DSL	163.8	191.3	(27.5)	(14)%
Fioptics	106.7	74.3	32.4	44%
Total internet subscribers	270.5	265.6	4.9	2%
Fioptics video subscribers	87.8	69.7	18.1	26%
Local access lines	492.8	541.2	(48.4)	(9)%
Long distance lines	371.4	400.8	(29.4)	(7)%

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Revenue
Data revenue consists of Fioptics and DSL internet access, data transport and interconnection services. Data revenue was $84.1 million for the three months ended September 30, 2014, an increase of $4.5 million compared to the same period in 2013. Strategic data revenue was $38.8 million in the third quarter, up $7.1 million compared to the prior year. Revenue from Fioptics internet services was up $4.7 million year-over-year, due largely to an increased subscriber base totaling 106,700 as of September 30, 2014. Strategic business revenue totaled $26.1 million, including $1.1 million from Fioptics, up 9% from the prior year. Legacy data revenue was $45.3 million for the three months ended September 30, 2014, down $2.6 million compared to the same period in 2013. This decrease is primarily due to our business customers migrating to higher bandwidth data transport products and a 14% decline in DSL customers as a result of switching to higher speed internet products.
For the nine months ended September 30, 2014, data revenue was $251.3 million, an increase of $14.4 million from the comparative period in 2013. For the nine months ended September 30, 2014, strategic data revenue totaled $111.4 million, up $23.0 million compared to the same period in 2013. Revenues from Fioptics internet services totaled $32.7 million, up 65% compared to the prior year. Strategic business revenue, including $2.6 million from Fioptics, totaled $76.8 million, up 11% from a year ago. Legacy data revenue was $139.9 million for the nine months ended September 30, 2014, down $8.6 million compared to the same period in 2013.
Voice local service revenue includes local service, digital trunking, switched access and information services and other value-added services such as caller identification, voicemail, call waiting and call return. Voice local service revenue was $49.6 million in the three months ended September 30, 2014, down $7.0 million compared to the same period in 2013. Strategic voice service revenue was $5.3 million in the third quarter, up $0.7 million compared to 2013, primarily due to the increase in Fioptics voice lines. Legacy voice service revenue was $42.6 million in the third quarter, down $7.7 million compared to the same period in 2013. The decrease is primarily due to a 9% decrease in local access lines compared to a year ago. Access line losses were higher in the third quarter of 2014 compared to the previous quarter due to on-going changes in the housing market and former wireless subscribers who also disconnected their access line. Integration revenue was $1.7 million in the third quarter, consistent with prior year.
For the nine months ended September 30, 2014, voice local service revenue was $154.6 million, down $19.8 million from the comparable prior period. Strategic voice service revenue was $15.5 million for the nine months ended September 30, 2014, a $2.4 million increase from the prior year due to the increase in Fioptics voice lines. Legacy voice service revenue was $134.0 million for the nine months ended September 30, 2014, a $21.9 million decrease compared to the same period a year ago due to the decrease in access lines. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. Integration revenue totaled $5.1 million for the nine months ending September 30, 2014 down $0.3 million as compared to the prior year.
Long distance and VoIP revenue was $26.9 million for the three months ended September 30, 2014, consistent with the same period in 2013 as the growth in strategic products offset legacy declines. Strategic revenue was $14.8 million, an increase of $1.9 million compared to the same period in 2013, due largely to the growth in VoIP and wide area network services. Legacy revenue was $11.6 million, a decrease of $1.3 million compared to 2013. As of September 30, 2014, long distance subscriber lines were 371,400, a 7% decrease from a year ago due to both consumer and business customers migrating to VoIP or wireless services.
For the nine months ended September 30, 2014, long distance and VoIP revenue totaled $80.6 million, consistent with the same period in 2013. Strategic revenue was $43.0 million, an increase of $5.2 million compared to 2013. Legacy revenue was $35.9 million, a decrease of $3.5 million compared to the prior year, as we continue to lose long distance subscribers. Integration revenue decreased by $1.6 million in the first three quarters as compared to the prior year.
Entertainment revenue was $19.5 million and $54.9 million for the three and nine-month periods ended September 30, 2014, respectively, an increase of 35% and 39% over the comparative periods in 2013. The higher entertainment revenue was directly related to the 26% increase in Fioptics entertainment subscribers and the 6% increase in monthly average revenue per user. The Company continues to expand its Fioptics service area as there is a strong consumer demand for this service.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireline, continued

Costs and Expenses
Cost of services and products was $76.9 million in the three months ended September 30, 2014, an increase of $4.5 million compared to the same period in 2013, primarily due to $3.5 million additional programming costs as a result of an increase in the number of Fioptics subscribers and increased programming rates. Operating tax expenses increased by $1.2 million due to an increase in Universal Service Fund ("USF") taxes and property taxes.

For the nine months ended September 30, 2014, cost of services and products was $221.9 million compared to $213.4 million in the same period in 2013. Programming costs were $10.2 million higher and operating tax expenses were up $1.8 million for the same period. These increases were offset by lower pension and postretirement expenses.

SG&A expenses in the three and nine months ended September 30, 2014 were $35.2 million and $98.2 million, respectively, a year-over-year increase of $3.5 million and $3.8 million. For the three months and nine months ended September 30, 2014, costs were up $1.2 million and $1.9 million respectively, compared to the prior year, due primarily to outsourcing certain IT functions. The remaining cost increase in both periods is primarily related for costs to support expansion of our fiber network.

Depreciation and amortization expense was $29.3 million in the three months ended September 30, 2014, a decrease of $0.4 million compared to the same period in 2013. For the nine months ended September 30, 2014, depreciation and amortization expense was $85.6 million, an increase of $1.8 million from the comparative period in 2013. This increase is primarily attributable to new assets placed in service in connection with the expansion of our fiber network.

Restructuring reversal for the three months ended September 30, 2014 of $1.3 million relates to a lease abandonment reserve for vacant floors that were reoccupied. This is offset for the nine months ended September 30, 2014 by severance charges recorded in the second quarter for outsourcing certain functions of our IT department. No such charges or credits were recorded for the three months ended September 30, 2013. Restructuring charges were $5.8 million for the nine months ended September 30, 2013, of which $3.8 million associated with remaining obligations on abandoned leases, $1.4 million of severance and $0.6 million for canceled distributor agreements.

The curtailment gain of $0.6 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter in 2013 that eliminated all future pension service credits as of July 1, 2013.

The gain on sale or disposal of assets for the nine months ended September 30, 2014 was $0.2 million and is related to the sale of copper cabling that was no longer in use. The gain on sale or disposal of assets of $0.9 million for the nine months ended September 30, 2013 was due to a $1.8 million gain from the sale of copper cabling that was no longer in use, partially offset by $0.9 million of network equipment with no resale value that was removed from service during the second quarter of 2013. No such gain was recorded for the three months ended September 30, 2014.

Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade our DSL network, and to maintain our wireline network. Capital expenditures were $41.8 million and $106.1 million for the three and nine months ended September 30, 2014, respectively. In line with our planned capital expenditures, we expect to pass an additional 15,000 units with Fioptics for the remainder of the year. As of September 30, 2014, the Company is able to provide Fioptics services to 323,000 residential and business addresses, an increase of 25% compared to 2013.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Telecom and IT equipment distribution	$83.2	$56.2	$27.0	48%		$217.0	$169.2	$47.8	28%
Managed and professional services	36.8	31.3	5.5	18%		106.5	88.8	17.7	20%
Total revenue	120.0	87.5	32.5	37%		323.5	258.0	65.5	25%
Operating costs and expenses:
Cost of services and products	94.4	69.4	25.0	36%		259.7	209.5	50.2	24%
Selling, general and administrative	14.5	11.2	3.3	29%		38.9	33.7	5.2	15%
Depreciation and amortization	3.0	2.5	0.5	20%		8.6	7.5	1.1	15%
Restructuring charges	—	—	—	n/m		—	0.7	(0.7)	n/m
Total operating costs and expenses	111.9	83.1	28.8	35%		307.2	251.4	55.8	22%
Operating income	$8.1	$4.4	$3.7	84%		$16.3	$6.6	$9.7	n/m
Operating margin	6.8%	5.0%		1.8	pts	5.0%	2.6%		2.4	pts
Capital expenditures	$3.5	$2.7	$0.8	30%		$8.5	$7.6	$0.9	12%

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
Strategic managed and professional services revenue was $35.0 million for the three months ended September 30, 2014, an increase of $4.6 million compared to the same period in 2013. The revenue increase was primarily due to higher demand for our managed services from the Company's largest customer. For the nine months ended September 30, 2014, strategic managed and professional services revenue was $101.7 million, an increase of $15.1 million from the comparative period in 2013, also the result of increased demand for the Company's managed services primarily from our enterprise customers. Integration revenue totaled $85.0 million and $221.8 million for the three and nine months ended September 30, 2014, an increase of $27.9 million and $50.4 million, respectively. The increase is due to increased telecom and IT equipment distribution revenue reflecting the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of capital budgets and general economic conditions.
Costs and Expenses
Cost of services and products was $94.4 million and $259.7 million for the three and nine months ended September 30, 2014, respectively, an increase of $25.0 million and $50.2 million compared to the same period in 2013. These increases were largely driven by increased cost of goods sold related to higher equipment sales and increased payroll and contract services costs incurred to support the growth in managed and professional services.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
SG&A expenses were $14.5 million in the three months ended September 30, 2014, an increase of $3.3 million compared to the same period in 2013. For the nine months ended September 30, 2014, SG&A expenses totaled $38.9 million, a $5.2 million increase over the comparative period in 2013. These increases were largely the result of a one-time employment contract termination fee and higher payroll and sales commissions related to the revenue growth from professional services and telecom and IT equipment distributions.
Depreciation expense was $3.0 million and $8.6 million in the three and nine months ended September 30, 2014, respectively, compared to $2.5 million and $7.5 million during the same periods in 2013. The year-over-year increases in depreciation expense were driven by new assets placed in service.
Restructuring charges of $0.7 million in the nine months ended September 30, 2013 were associated with employee severance. No such costs were incurred in 2014.
Capital Expenditures
Capital expenditures were $3.5 million and $8.5 million during the three and nine months ended September 30, 2014, respectively, compared to $2.7 million and $7.6 million during the same periods in the prior year. Fluctuations in capital expenditures, to a large extent, are due to the timing of spending on equipment to support managed service projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless
On April 6, 2014, we entered into agreements valued at approximately $210 million to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our spectrum licenses closed on September 30, 2014. Simultaneously, the agreement to use certain wireless spectrum licenses became effective. We plan to provide wireless service until the later of April 6, 2015 and 90 days after the closing of the spectrum sale.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions, except for operating metrics)	2014	2013	Change	% Change		2014	2013	Change	% Change
Revenue:
Postpaid service	$23.0	$33.8	$(10.8)	(32)%		$81.9	$107.2	$(25.3)	(24)%
Prepaid service	6.6	11.2	(4.6)	(41)%		27.7	34.6	(6.9)	(20)%
Equipment and other	0.5	4.1	(3.6)	(88)%		6.4	12.3	(5.9)	(48)%
Total revenue	30.1	49.1	(19.0)	(39)%		116.0	154.1	(38.1)	(25)%
Operating costs and expenses:
Cost of services and products	13.5	24.7	(11.2)	(45)%		52.6	73.2	(20.6)	(28)%
Selling, general and administrative	6.3	10.5	(4.2)	(40)%		20.7	29.3	(8.6)	(29)%
Depreciation and amortization	29.1	7.4	21.7	n/m		74.2	30.7	43.5	n/m
Restructuring charges	10.3	—	10.3	n/m		15.5	—	15.5	n/m
Asset impairment	7.5	—	7.5	n/m		7.5	—	7.5	n/m
Transaction Costs	2.8	—	2.8	n/m		2.8	—	2.8	n/m
Loss on sale or disposal of assets	—	—	—	n/m		—	3.5	(3.5)	n/m
Amortization of deferred gain	(6.4)	(0.5)	(5.9)	n/m		(16.5)	(1.7)	(14.8)	n/m
Total operating costs and expenses	63.1	42.1	21.0	50%		156.8	135.0	21.8	16%
Operating (loss) income	$(33.0)	$7.0	$(40.0)	n/m		$(40.8)	$19.1	$(59.9)	n/m
Operating margin	n/m	14.3%		n/m		(35.2)%	12.4%		n/m
Capital expenditures	$0.3	$2.2	$(1.9)	(86)%		$6.5	$12.4	$(5.9)	(48)%
Metrics information:
Postpaid ARPU*	$56.59	$52.18	$4.41	8%		$54.51	$51.82	$2.69	5%
Prepaid ARPU*	$22.70	$25.49	$(2.79)	(11)%		$25.46	$26.07	$(0.61)	(2)%
Postpaid subscribers (in thousands)	101.3	209.4	(108.1)	(52)%
Prepaid subscribers (in thousands)	75.5	145.8	(70.3)	(48)%
Average postpaid churn	14.2%	2.6%		11.6	pts	6.4%	2.6%		3.8	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because it believes ARPU provides a useful measure of the operational performance of its Wireless segment. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless, continued
Operations
As a result of the agreements entered into and our intention to no longer operate a wireless business after the later of April 6, 2015 and 90 days after the close of the wireless spectrum sale, current year results are not comparable to prior periods. In addition, in August 2014, we eliminated early termination fees allowing customers to switch wireless carriers without penalty. Effective July 1, 2014 we eliminated our lifeline program.
The year over year decline in revenue is directly related to the accelerated decline in our subscriber base, which we expect will further increase in the fourth quarter for both postpaid and prepaid subscribers. Postpaid ARPU has increased from the prior year due to a higher percentage of our remaining customers using a smartphone data plan as compared to the customer mix in the prior year.

The cost of services and products decrease is largely due to significantly fewer subscribers and lower roaming charges and handset subsidies. SG&A expenses are down as we are aggressively identifying opportunities to minimize costs as we wind down operations. Restructuring charges totaled $15.5 million for the nine months ended September 30, 2014 and relate to $12.5 million for contract termination fees and $3.0 million for employee severance charges. Wireless also incurred $2.8 million in transaction costs related to the agreements. Additional one-time charges related to shutting down operations are expected to range between $5 and $10 million and will be reported when incurred.

The increase in depreciation expense is the result of reducing the useful life of our long-lived assets due to the continued decline in our subscriber base and in conjunction with the agreement to sell our wireless spectrum licenses and certain other assets. The change in the estimated useful life of the remaining property, plant and equipment is expected to increase depreciation expense by approximately $60 million for 2014.

The asset impairment charge of $7.5 million was recorded in the three months ended September 30, 2014 for the write-off of certain construction-in-progress projects that will no longer be completed due to the wind down of the business.

The amortization of the deferred gain for the three and nine months ended September 30, 2014 totaled $6.4 million and $16.5 million, respectively, compared to $0.5 million and $1.7 million for the same periods in 2013. The changes in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in the first three quarters of 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million. The change in useful life is expected to result in approximately $20 million of additional deferred gain amortization to be recognized in 2014.

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

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2014, the Company had $1,898.9 million of outstanding indebtedness and an accumulated deficit of $3,169.6 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $120.8 million and $59.8 million of cash flows from operations during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had $311.2 million of short-term liquidity, comprised of $158.8 million of cash and cash equivalents, $150.0 million of undrawn capacity on the Corporate Credit Agreement and $2.4 million available under the Receivables Facility. Short-term liquidity does not include cash of $22.7 million used to redeem a portion of the outstanding 8 3/8% Senior Subordinated Notes due 2020 at par on October 1, 2014.
As of September 30, 2014, the Company had $112.4 million of borrowings and $5.2 million of letters of credit outstanding under the Receivables Facility, leaving $2.4 million remaining availability on the total borrowing capacity of $120.0 million. The Receivables Facility is subject to renewal annually. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
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
As of September 30, 2014, the fair value of our ownership interests in CyrusOne was $684.9 million. On June 25, 2014, we sold 16.0 million partnership units in CyrusOne's operating partnership, CyrusOne LP. As of September 30, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. We intend to sell down our remaining ownership interest in CyrusOne and use the proceeds primarily to repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds from any sales of CyrusOne towards debt repayments.

Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2014 totaled $120.8 million, an increase of $61.0 million compared to the same period in 2013. The increase is primarily due to 2013 transaction related compensation totaling $42.6 million combined with lower interest and pension payments and improved working capital in 2014.
Cash flows provided by investing activities during the nine months ended September 30, 2014 amounted to $447.9 million, compared to cash used by investing activities totaling $137.8 million in the same period in 2013. The increase was primarily driven by the $355.9 million of proceeds received on the sale of CyrusOne partnership units. Cash proceeds totaling $194.4 million were received on September 30, 2014 as a result of the completed wireless spectrum sale. The deconsolidation of CyrusOne in 2013 increased cash used in investing activities by $19.5 million for the period January 1, 2013 through January 23, 2013. Excluding CyrusOne, capital expenditures were down $13.2 million from the prior year largely due to timing of payments and a decreased investment in the wireless network. Dividends received from CyrusOne were up $8.2 million compared to the prior year.
Cash flows used by financing activities during the nine months ended September 30, 2014 were $391.8 million, compared to $468.1 million provided by financing activities during the same period in 2013. The decrease was primarily driven by the Tranche B Term Loan proceeds of $536.0 million received in the third quarter of 2013. Debt repayments totaling $350.6 million in 2014 were primarily due to the redemption of $325.0 million 8 3/4% Senior Subordinated Notes due 2018 at a redemption rate of 104.375%. In the first nine months of 2014, we repaid $33.8 million of the outstanding balances on the Corporate Credit Agreement and Receivables Facility, compared to repaying $52.0 million in the same period of 2013.

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

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the revolving facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve months ended September 30, 2014:

(dollars in millions)
Consolidated Total Leverage Ratio	5.19
Maximum ratio permitted for compliance	6.50
Consolidated Funded Indebtedness additional availability	$451.6
Consolidated EBITDA clearance over compliance threshold	$69.5

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on September 10, 2013.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that it's Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of September 30, 2014.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne proceeds, subject to a $35 million annual cap with carryovers.

Effective November 6, 2014, Cincinnati Bell Inc. amended its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures.

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
One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of September 30, 2014, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company has access to the restricted payments basket which exceeded $500 million as of September 30, 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the nine months ended September 30, 2014. As of September 30, 2014, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
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
Wireless

The agreement to sell our wireless spectrum licenses closed on September 30, 2014 and we are required to cease providing wireless service by the later of April 6, 2015 and 90 days after the transfer of the licenses. The wireless segment and the wireline segment currently share costs associated with certain functions such as network, call center operations, shared services and retail stores. Subsequent to shutting down our wireless operations, certain of these costs will be absorbed by the remaining segments.

Wireline

Based on historical success and the continued demand for our Fioptics suite of services, we have communicated a plan to accelerate our fiber investment over the next two years. The accelerated strategy will require additional capital expenditures, additional costs to hire and train field technicians, sales representatives and shared service support as well as costs for increased operating material. We will continue to monitor key operational and financial metrics as all investments remain success based. Our accelerated plan includes providing Fioptics to between 70% and 80% of our operating territory by the end of 2016. The impact of this strategy is expected to increase revenue, profits and cash flows.

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
Reviewing the Carrying Values of Long-Lived Assets - In conjunction with our long-lived asset impairment analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all our Wireless property, plant and equipment. The remaining useful life for all Wireless property, plant, and equipment assets was reduced to 30 months as of December 31, 2013. In the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we reduced the useful life of the assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of these changes in estimate, depreciation expense increased by approximately $50 million for the nine months ended September 30, 2014. In the third quarter of 2014, we recorded a $7.5 million asset impairment for costs associated with wireless capital projects in process that we abandoned subsequent to completing the agreement to sell our wireless spectrum licenses.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
Refer to Note 1 of the condensed consolidated financial statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2014.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2014 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

The tentative agreement with the Communications Workers of America (“CWA”) on the terms of a new labor contract was not ratified by local members of the union and the two parties have resumed negotiations. If resolution is not achieved, a work force stoppage could occur resulting in a negative effect on our revenue, operating income and cash flows.

On September 30, 2014 we closed the agreement to sell our wireless spectrum licenses. We are required to cease wireless operations by the later of April 6, 2015 and 90 days after the close of the wireless spectrum sale. Should we still have wireless subscribers at that time, we would be subject to penalty per terms of the agreement. Subsequent to discontinuing wireless operations, we will start the process of decommissioning the network and removing assets and equipment from our remaining tower leases. Any unforeseen complications or delays could negatively impact profitability and cash flows.

We expect to accelerate the pace of investment in our Fioptics suite of products. If those costs significantly exceed expectations or if the acceleration does not generate the expected increase in subscribers, it could result in a negative effect on our revenue, operating income and cash flows.

There were no other material changes for the three and nine month periods ending September 30, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine-month period ended September 30, 2014, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock during the nine-month period ended September 30, 2014.

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
(10.1)
Third Amendment to Credit Agreement originally dated as of November 20, 2012, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, Date of Report September 30, 2014, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	November 6, 2014	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	November 6, 2014	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer