Form 10-K
period 2014-12-31
CINCINNATI BELL INC
filed 2015-02-26
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-8519
CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)
221 East Fourth Street, Cincinnati, Ohio 45202
(Address of principal executive offices) (Zip Code)
(513) 397-9900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.01 per share)	New York Stock Exchange
6 3/4% Cumulative Convertible Preferred Shares	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.8 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2015, there were 209,570,776 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
Overview and Strategy
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications solutions - including high-speed internet, data, video, and local and long distance voice - that keep residential and business customers in Greater Cincinnati connected with each other and with the world. In addition, business customers across the United States rely on CBTS, a wholly-owned subsidiary, for the sale and service of efficient, end-to-end communications and IT systems and solutions. Cincinnati Bell also owns approximately 44% of CyrusOne Inc. (NASDAQ: CONE) ("CyrusOne"), which specializes in highly reliable enterprise-class, carrier-neutral data center properties.
Our goal is to transform Cincinnati Bell from a legacy copper-based telecommunications company into a fiber-based entertainment, communications and IT solutions company with growing revenue, growing profits and sustainable cash flows. In an effort to meet our goal, we identified the following key initiatives:

•	continue the expansion of our fiber network

•	evaluate opportunities to thoughtfully monetize our CyrusOne investment in order to reduce leverage

•	manage the wireless business for cash flows and profitability as we wind down operations

Continue the expansion of our fiber network
We invested $130.0 million of capital in our strategic products during 2014. Revenue from these high demand products totaled $435.6 million, up 21% over the prior year and more than offset the decline in our legacy products. The primary focus of our strategic investments is the expansion of our Fioptics suite of products which is designed to compete directly with the cable Multiple System Operators (MSO) serving the Company’s ILEC market area. We invested $93.1 million in 2014 for Fioptics as demand for the products remains strong. Year-over-year growth is outlined in the table:

	2014	2013	2012
Fioptics Revenue (in millions):	$142.4	$100.8	$68.2
Fioptics subscribers (in thousands):
High-speed internet	113.7	79.9	56.8
Entertainment	91.4	74.2	55.1
Voice	61.0	53.3	40.8
During the year we passed an additional 59,000 addresses with Fioptics and as of December 31, 2014 the product is available to approximately 335,000 customer locations or 41% of Greater Cincinnati. In the third quarter of 2014, we announced a plan to further accelerate the build-out of Fioptics to capitalize on the heightened demand for the product as well as the unique opportunity created by the pending acquisition of the cable provider in our market.
The Company also invested $25.0 million in fiber and IP-based core network technology to meet increased enterprise demand primarily within its ILEC geography and in contiguous markets in the Midwest region for high-bandwidth data transport products, such as metro-ethernet and VoIP. We continue to evolve and optimize network assets to support the migration of legacy products to new technology and as of December 31, 2014, the Company has:

•	connected approximately 5,800 commercial buildings with fiber-based services (also referred to as a lit building), including more than 550 multi-tenant units ("MTU's") lit with fiber;

•	expanded the fiber network to span more than 6,600 route miles; and

•	provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber.

Form 10-K Part I	Cincinnati Bell Inc.

As a result of our strategic investments, we generated year-over-year wireline revenue growth for the first time since 2007. Wireline strategic revenue totaled $305.0 million (net of intercompany), up 23% compared to the prior year, primarily due to growth in our Fioptics suite of products. Strategic revenue from business customers was also up 12% in 2014 due to increased demand for metro-ethernet and VoIP products.
In addition to our fiber investments, we also invested $11.9 million in our IT Services and Hardware strategic products generating an 18% increase in strategic revenue as demand for staffing solutions and managed telephony service offerings remains robust. Revenue growth from Telecom and IT equipment sales increased 29% year-over-year, and remains an important value added product to our existing customer base.
Evaluate opportunities to monetize our CyrusOne investment
On June 25, 2014, we consummated the sale of 16.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. The sale generated proceeds of $355.9 million and resulted in a gain of $192.8 million. Proceeds from the sale were used to redeem $325.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at a redemption rate of 104.375%, reducing annual interest expense by approximately $28 million.
As of December 31, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and 26.6 million CyrusOne LP partnership units. The fair value of this investment was $785.0 million based on the quoted market price of CyrusOne's common stock at December 31, 2014. In determining the appropriate time to further monetize our CyrusOne investment, we will give due consideration to, among other factors: CyrusOne's stock price, market performance of other real estate investment trusts ("REIT") and overall market indicators. We will balance our objectives of reducing the risk associated with owning any equity security, with the upside appreciation potential for our investment in CyrusOne. Proceeds from any future monetization event will be primarily used for debt repayment, in accordance with the terms in our amended Corporate Credit Agreement, in an effort to achieve leverage ratios in line with other telecom companies.
Manage the Wireless business for cash flows and profitability as we wind down operations
Our Wireless operating territory is saturated with national carriers that are able to offer customers nation-wide family talk and data plans using premier handsets on more technologically advanced LTE networks. As a result, our postpaid subscriber base decreased, on average, 20% in 2012 and 2013. In the first quarter of 2013, we announced that we were exploring strategic alternatives for our wireless operations and on April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our wireless spectrum licenses closed on September 30, 2014 for cash proceeds totaling $194.4 million. Simultaneously, a separate agreement to use certain spectrum licenses until we discontinue providing wireless service became effective. We plan to provide wireless service until no later than April 6, 2015 as we migrate the remaining 82,400 subscribers to other carriers, at which time we will transfer the tower leases being assumed and other assets being acquired.

Form 10-K Part I	Cincinnati Bell Inc.

Operations
As of December 31, 2014, the Company operated three segments: Wireline, IT Services and Hardware, and Wireless; and generally classifies the products and services from its Wireline and IT Services and Hardware segments into three distinct categories: Strategic, Legacy and Integration. Wireline and IT Services and Hardware products and services have been categorized based primarily on the underlying technology, as noted in the chart below:

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
Maintenance
(1) Dense Wavelength Division Multiplexing
(2) Digital Subscriber Line
(3) Voice over Internet Protocol
(4) Multi-Protocol Label Switching
(5) Time Division Multiplexing
(6) Digital Signal
Wireline
The Wireline segment provides products and services such as data transport, high-speed internet, entertainment, local voice, long distance, VoIP, and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the Incumbent Local Exchange Carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. The segment also provides voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Wireline segment provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

Form 10-K Part I	Cincinnati Bell Inc.

The key products and services provided by the Wireline segment include the following:
Data Services
The Company's data service products include high-speed internet access, data transport, and interconnection services. Consumer demand for increased internet speeds is accelerating and more customers are opting for higher bandwidth solutions such as Fioptics. To address this demand, we able to provide internet speeds of 10 megabits or more to nearly 490,000 addresses, or 60% of our operating territory with the coverage expected to increase to approximately 80% by the end of 2016.
As business customers migrate from legacy products and network technology, our metro-ethernet product becomes the access method of choice, due to its ability to support multiple applications on a single physical connection. The Company continues to build out fiber to MTU's in greater Cincinnati to meet growing demand for these services. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target business customers beyond our ILEC footprint. The Company’s regional network connects the greater Cincinnati, Columbus, and Dayton areas in Ohio, as well as Indianapolis, Indiana; Chicago, Illinois; and Louisville, Kentucky.
Voice - Local Service
Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. The Company's voice access lines continue to decrease as our customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), migrated to competitors, or were disconnected due to credit problems. The Wireline segment has been able to increasingly offset the effect of access line loss on revenue by:

•	bundling two or more of the Company's other services at a lower price than if they were purchased individually; and

•	increasing the sale of VoIP services and other fiber-based products to business customers (reported under the caption Long Distance and VoIP).

Long Distance and VoIP

The Company's investment in its VoIP network has created a platform capable of supporting a variety of customers ranging from small shops to large enterprise customers. Our VoIP products provide our customers access to widely disbursed communication platforms and access to our cloud based services and hosted unified communications product.
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
Entertainment
In 2009, the Company launched Fioptics and focused our fiber network expenditures on densely populated areas, such as apartments and condominiums. At the end of 2009, Fioptics was available to only 5% of Greater Cincinnati and had 11,100 entertainment subscribers. Today, Fioptics is available to approximately 41% of Greater Cincinnati and as of December 31, 2014, we have 91,400 entertainment subscribers. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie, and sports programing, as well as Indian and Spanish-language packages, over 120 high-definition channels, parental controls, HD DVR and video On-Demand.
In addition, we offer features that deliver high customer satisfaction, including Fioptics TV Everywhere ™ and a Fioptics live TV streaming application.

Other Revenues
Other revenue consists of wiring projects for business customers, Fioptics advertising revenue, and commissions received as authorized sales agents for DirecTV® and Verizon Wireless. In addition, CBT’s subsidiary, Cincinnati Bell Telecommunications Services LLC, generates revenue operating the National Payphone Clearinghouse ("NPC") in an agency capacity.

Form 10-K Part I	Cincinnati Bell Inc.

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
The key products and services provided by the IT Services and Hardware segment include the following:
Managed and Professional Services
Managed Services include products and services that combine assets, either owned by the customer or by the Company, with management and monitoring from its network operations center and skilled technical resources to provide a suite of offerings around voice and data infrastructure management. Service offerings include, but are not limited to, network management, electronic data storage management, disaster recovery, data security management, telephony management and server management. These services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or as a service model for enterprise customers.
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
Telecom and IT equipment
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell and install a wide array of telecommunications and computer equipment to meet the needs of its customers. This segment also manages the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Wireless
Cincinnati Bell Wireless LLC ("CBW") provides digital wireless voice and data communications services through the operation of a Global System for Mobile Communications/General Packet Radio Service ("GSM") network with a 3G Universal Mobile Telecommunications System ("UMTS") and 4G High Speed Packet Access+ ("HSPA+") network overlay, which is able to provide high-speed data services such as streaming video. The Company's digital wireless network utilizes approximately 460 cell sites in its operating territory. Wireless services are provided to customers in the Company’s licensed service territory, which includes Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s customers are also able to place and receive wireless calls nationally and internationally due to roaming agreements the Company has with other carriers.
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our spectrum licenses closed on September 30, 2014. Prior to this date, the Company's digital wireless network utilized 50 MHz of licensed spectrum in the Cincinnati area and 40 MHz of licensed spectrum in the Dayton area. Simultaneous with the close of the spectrum sale, the Company entered into a separate agreement to use certain wireless spectrum licenses in order to provide wireless service until no later than April 6, 2015.
Equity Method Investment in CyrusOne
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, a former subsidiary that provides full data center colocation services to enterprise customers through its facilities currently located in the Midwest, Texas, Arizona, London and Singapore. Effective with the IPO, we no longer consolidate CyrusOne in our financial statements and now account for our ownership in CyrusOne as an equity method investment.

Form 10-K Part I	Cincinnati Bell Inc.

CyrusOne is a real estate investment trust ("REIT") that conducts its data center business through CyrusOne LP, an operating partnership. Cincinnati Bell owns approximately 44% of the economic interests of CyrusOne (NASDAQ: CONE), through the ownership of 1.9 million shares of CyrusOne's common stock and 26.6 million partnership units of CyrusOne LP. At December 31, 2014, the fair value of this investment was $785.0 million based on the quoted market price of CyrusOne's common stock.
Sales and Distribution Channels
The Company’s Wireline and Wireless segments utilize a number of distribution channels to acquire customers. Subsequent to the agreement to sell our wireless spectrum, we significantly reduced our sales effort for wireless service and products and rebranded our retail stores to market and distribute our Fioptics suite of products. As of December 31, 2014, the Company operated eight retail stores in its operating territory, up from seven in the prior year. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories. In addition, the Company utilizes a door-to-door sales force that targets the sale of Fioptics to residents.
During 2014, there were approximately 130 third-party agent locations that sold Wireline and Wireless products and services at their retail locations. The Company supported these agents with discounted prices for equipment and commission structures. In conjunction with the completion of the wireless spectrum sale on September 30, 2014, the Company has discontinued third-party agent relationships. The Company also sells wireline capacity on a wholesale basis to independent companies, including competitors that resell these services to end-users.
Within each segment, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territory. Larger business customers are often supported by sales account representatives, who may go to the customer premises to understand the business needs and recommend solutions the Company offers. Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.
Suppliers and Product Supply Chain
The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery, quality of product and terms and conditions.
Wireline’s primary purchases are for network equipment, software, and fiber cable to maintain and support the growth of Fioptics, as well as copper-based electronics and cable. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.
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
Competition
The telecommunications industry is very competitive and the Company competes against larger, well-capitalized national providers.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes this is the reason for the largest portion of the Company’s access line and long-distance line losses.

Form 10-K Part I	Cincinnati Bell Inc.

Our strategic products also face intense competition from cable operators, other telecom companies, and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors are expected to continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.
The Fioptics suite of products also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration.
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
Customers
The following table demonstrates how the Company’s revenue portfolio has changed over the past three years, excluding CyrusOne, which is no longer consolidated in our financial results. During 2012, CyrusOne represented 15% of our revenue.

Percentage of revenue	2014	2013	2012	2014 vs 2013 Change		2013 vs 2012 Change
Data	26%	25%	24%	1	pt	1	pt
Voice - local service	16%	18%	20%	(2)		(2)
Long distance and VoIP	8%	9%	9%	(1)		—
Entertainment	6%	4%	2%	2		2
Other Wireline	1%	1%	1%	—		—
Total Wireline	57%	57%	56%	—		1
Managed and professional services	11%	10%	9%	1		1
Telecom and IT equipment sales	22%	17%	16%	5		1
Total IT Services and Hardware	33%	27%	25%	6		2
Wireless	10%	16%	19%	(6)		(3)
Total (excluding CyrusOne)	100%	100%	100%	—		—
In 2014, the Company’s revenue mix was 66% to business customers and 34% to residential customers. By comparison, the Company’s 2013 revenues were comprised of 63% to business customers and 37% to residential customers, excluding CyrusOne. Excluding Wireless, our revenue mix would be 72% to business customers and 28% to residential customers in 2014, and strategic revenues would account for 38% of our total revenue. During 2014, strategic Wireline revenue accounted for 42% of total Wireline revenue compared to 35% in 2013.
The Company has sales with one large customer that contributed 14% of the Company’s 2014 annual revenue. The same customer had receivables of 26% and 19% of the outstanding accounts receivable balance as of December 31, 2014 and 2013, respectively.

Employees
At December 31, 2014, the Company had approximately 3,100 employees, and approximately 30% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. This agreement expired on August 9, 2014 and the parties are currently in negotiations to renew the contract.

Form 10-K Part I	Cincinnati Bell Inc.

Website Access and Other Information
The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act of 1934 (the "Exchange Act"). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
Executive Officers
Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2014, 2013, and 2012, and assets as of December 31, 2014 and 2013 are set forth in Note 15 to the consolidated financial statements.

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
The Company has a substantial amount of debt and has significant debt service obligations. As of December 31, 2014, the Company and its subsidiaries had outstanding indebtedness of $1,784.2 million, on which it incurred $148.7 million of interest expense in 2014, and had total shareowners’ deficit of $648.5 million. At December 31, 2014, the Company and its subsidiaries had $90.7 million of borrowing availability under its accounts receivable securitization facility ("Receivables Facility"), and had the ability to borrow up to an additional $150.0 million under the Corporate Credit Agreement's revolving credit facility, subject to compliance with certain conditions. In addition, the Company's ability to incur additional debt from time to time is subject to the restrictions contained in its credit facilities and other debt instruments.
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
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•
the Company’s debt instruments require the Company to comply with specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund the Company's operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.

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
In addition, the Company’s Corporate Credit Agreement and debt instruments include restrictive covenants that may materially limit the Company’s ability to prepay debt and redeem preferred stock. The agreements governing the Corporate Credit Agreement also require the Company to achieve and maintain compliance with specified financial ratios.
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

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the Corporate Credit Agreement, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, would limit the cash required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation, or reorganization.
The Company depends on its Corporate Credit Agreement and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.
The Company depends on the revolving credit facility under its Corporate Credit Agreement and Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations.
As of December 31, 2014, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million in additional borrowing availability under this facility. The $150.0 million available under the Corporate Credit Agreement's revolving credit facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition would be adversely affected.
Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million from its original capacity of $200.0 million. In addition, the original revolving commitments will be further reduced to $125.0 million on December 31, 2015.

Form 10-K Part I	Cincinnati Bell Inc.

In addition, the Company's ability to borrow under its Corporate Credit Agreement is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.

As of December 31, 2014, the Company had $19.2 million of borrowings and $6.9 million of letters of credit that were outstanding under its Receivables Facility. At that date, the Company had a borrowing capacity under this Receivables Facility of $116.8 million and a maximum borrowing limit of $120.0 million. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2014, the Company had $90.7 million of borrowing capacity remaining under its Receivables Facility.

The servicing of the Company’s indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available, or future borrowings will be available under its Corporate Credit Agreement or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, or selling assets, including its investment in CyrusOne, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders, and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation, or reorganization.

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

The Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share.
The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products, or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitors or wireless providers.
The Wireline segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband, and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines and long distance lines. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s access lines decreased by 9% and long distance subscribers decreased by 8% in 2014 compared to 2013.
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
The Fioptics suite of products also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration. If the Company is unable to effectively implement strategies to attract and retain Fioptics video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, the Company's Wireline business will be adversely affected.
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
The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier, and residential customers. The Company seeks to meet these needs through new product introductions, service quality, and technological improvements. New products and services are important to the Company’s success because its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines or limit the growth from its strategic products, which would have a material adverse effect on the Company’s revenue, results of operations, and cash flows.

Form 10-K Part I	Cincinnati Bell Inc.

Accelerating the pace of investment in our Fioptics suite of products could have a negative impact on our financial results.
In order to take advantage of a unique opportunity in our market, and due to a progressive change in customer expectations of increased internet speeds, beginning in 2014 we began accelerating the pace of investment in our Fioptics suite of products, and intend to continue such accelerated investments through 2016. There are several factors that could result in a negative effect on our revenue, operating income and cash flows, such as:

•	our costs could significantly exceed expectations
•	the acceleration may not generate the expected increase in subscribers
•	it may be inefficient to build out the additional fiber at an accelerated rate
•	there may be a lack of workforce to achieve our construction, sales, and installation targets
•	access to the fiber required for our construction plans may be limited
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
As of December 31, 2014 and 2013, the Company had receivables with one large customer that makes up 26% and 19% of the outstanding accounts receivable balance, respectively. This same customer contributed 14% to consolidated revenue for the year ended 2014. Contracts with this customer may not sufficiently reduce the inherent risk that the customer may terminate or fail to renew their relationships with the Company. As a result of customer concentration, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if services purchased were significantly reduced. If this customer were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the Receivables Facility.

Form 10-K Part I	Cincinnati Bell Inc.

Maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks would have a material impact on its market share and ability to generate revenue.
Over the past several years, the Company has improved its wireline network through increased capital expenditures for fiber optic cable in limited areas of its operating network. The Company is accelerating the pace of investment in its Fioptics suite of services and intends to continue to increase its capital expenditures for fiber optic cable through 2016.
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
Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it would result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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
Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that require regulatory overview and approval. These regulated pricing plans limit the rates CBT charges for some services while the competition has typically been able to set rates for services with limited restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services would result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.
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
The Company depends on third-party providers to supply products and services. For example, many of the Company's information technology and call center functions are performed by third-party providers, and network equipment is purchased from and maintained by vendors. The loss of, or problems with one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers and on our results of operations and financial condition.

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
The Company is a party to collective bargaining agreements with its labor union, which represents a significant number of its employees, and these collective bargaining agreements expired in August 2014. At that time, the Company reached a tentative agreement with the CWA on a new labor contract. This contract was not ratified by local members of the union on two separate occasions and the two parties have resumed negotiations. If a resolution is not achieved, a work force stoppage could occur resulting in a negative effect on our revenue, operating income and cash flows.
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
Risk Factors Related to Our Investment in CyrusOne
The Company no longer controls the operations of CyrusOne.
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

The Company has a significant investment in CyrusOne.
As of December 31, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and 26.6 million CyrusOne LP partnership units. The value of our investment is subject to CyrusOne executing on their strategic plan and other factors beyond CyrusOne's control, such as stock market volatility and fluctuations in the valuation of companies perceived by investors to be comparable to CyrusOne, all of which could cause significant changes in the market price of CyrusOne's common stock. The fair value of our investment in CyrusOne may decline which may adversely affect the realization of our investment. As a result, we may be unable to monetize any or all of our investment in CyrusOne, which would therefore not allow us to repay debt and achieve a leverage ratio comparable to our peers thereby limiting our opportunity to significantly increase cash flow. Our inability to liquidate our investment in CyrusOne could ultimately limit the cash to fund operations and our general obligations and could result in the Company's dissolution, bankruptcy, liquidation, or reorganization.
Refer to the CyrusOne 2014 Form 10-K for additional risk disclosures specific to that entity.

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
The Company's failure to remove all subscribers from its wireless network may result in a fine or a penalty adversely affecting revenues, earnings and cash flows.

On September 30, 2014, we closed the agreement to sell our wireless spectrum licenses which requires us to cease wireless operations no later than April 6, 2015. Should we still have wireless subscribers at that time, we would be subject to penalty per terms of the agreement. Subsequent to discontinuing wireless operations, we will start the process of decommissioning the network and removing assets and equipment from our remaining tower leases. Any unforeseen complications or delays could negatively impact profitability and cash flows.

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
As of December 31, 2014, the Company had net deferred income taxes of $369.6 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $232.8 million and state, local and foreign net operating loss carryforwards of $53.7 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit, and future cash flows would be adversely affected.
Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company also provides healthcare and group life insurance benefits for eligible retirees. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $30 million of estimated aggregate cash contributions to its qualified pension plans for the years 2015 to 2018, of which $13 million is expected to be contributed in 2015. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets, or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plan or could accelerate the timing of required payments.
Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.
The Company may be unaware of intellectual property rights of others that may cover some of its technology, products, or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and would divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against development and sale of certain of its products or services. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.
We could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements.
Our business faces a substantial amount of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. In addition, as we wind down our wireless business, we also face personal injury and consumer class action lawsuits relating to alleged health effects of wireless phones or radio frequency transmitters, and class action lawsuits that challenge marketing practices and disclosures relating to alleged adverse effects of handheld wireless phones. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.

Form 10-K Part I	Cincinnati Bell Inc.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2014, we owned or maintained properties in Ohio, Kentucky and Indiana. Principal office locations are in Cincinnati, Ohio.
Our property comprises copper and fiber plant and associated equipment in our local operating market. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements, and other assets.
With regard to its local Wireline operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in rented facilities, some of which are recorded as capital leases. The Company’s out-of-territory Wireline network assets include a fiber network plant, internet protocol and circuit switches and integrated access terminal equipment. In addition, we lease eight Company-run retail locations. Those locations were historically used by the wireless operations but have been converted to sell our Fioptics suite of products.
Our wireless operation is currently leasing spectrum to provide service until April 6, 2015 in conjunction with the agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. CBW also leases locations that contain its switching and messaging equipment as well as all of its tower sites. Certain tower leases and the related assets will be assumed by the acquiring company.
For additional information about the Company’s properties, see Note 5 to the consolidated financial statements.
Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2014, cannot be reasonably determined.
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
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2014	High	$3.75	$3.95	$4.10	$3.71
	Low	$3.25	$3.19	$3.35	$2.97
2013	High	$5.57	$3.66	$3.51	$3.63
	Low	$2.94	$2.92	$2.72	$2.63
(b) Holders
As of January 31, 2015, the Company had 9,286 holders of record of the 209,570,776 outstanding common shares and 155,250 outstanding shares of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In 2014 and 2013, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2014 and 2013, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2015.
(d) Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2014 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted-average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,653,877	(1)	$3.84	1,551,558
Equity compensation plans not approved by security holders	166,721	(2)	—	294,701
Total	7,820,598		$3.84	1,846,259

(1)
Includes 5,224,346 outstanding stock options and stock appreciation rights not yet exercised, 683,903 shares of time-based restricted stock, and 1,745,628 shares of performance-based awards, restrictions on which have not expired as of December 31, 2014. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.

Form 10-K Part II	Cincinnati Bell Inc.

(2)
The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2011, the directors received an annual award of phantom stock equivalent to a number of common shares. In 2014 and 2013, no such awards were granted. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2014 is approximately 11,500. This plan also provides that no awards are payable until such non-employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.

(e) Stock Performance
The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2009 (and the reinvestment of dividends thereafter) in each of (i) the Company’s common shares, (ii) the S&P 500 ® Stock Index, and (iii) the S&P® Integrated Telecommunications Services Index.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2009 with dividends reinvested
$300
$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Cincinnati Bell Inc.
S&P 500
S&P Integrated Telecommunication Services

	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
Cincinnati Bell Inc.	$100	$81	$88	$159	$103	$92
S&P 500	$100	$115	$117	$136	$180	$205
S&P Integrated Telecommunication Services	$100	$119	$128	$147	$164	$167

Copyright © 2015 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Form 10-K Part II	Cincinnati Bell Inc.

(f) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2014 - 12/31/2014	—	$—	—	$129.2

*
In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million. The Company may repurchase shares when management believes the share price offers an attractive value and to the extent its available cash is not needed for growth opportunities. This repurchase plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data
The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2014	2013 (a)	2012	2011	2010 (b)
Operating Data
Revenue	$1,278.2	$1,256.9	$1,473.9	$1,462.4	$1,377.0
Cost of services and products, selling, general and administrative, depreciation, and amortization expense	1,153.2	1,033.4	1,181.5	1,139.9	1,054.9
Other operating costs and losses (c)	9.2	59.7	22.3	63.0	22.8
Operating income	115.8	163.8	270.1	259.5	299.3
Interest expense	148.7	182.0	218.9	215.0	185.2
Loss on extinguishment of debt	19.6	29.6	13.6	—	46.5
Loss from CyrusOne equity method investment (d)	7.0	10.7	—	—	—
Gain on sale of CyrusOne equity method investment (e)	(192.8)	—	—	—	—
Net income (loss)	$75.6	$(54.7)	$11.2	$18.6	$28.3
Basic and diluted earnings (loss) per common share	$0.31	$(0.32)	$ 0.00	$0.04	$0.09
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	208.5	205.9	197.0	196.8	201.0
Diluted	209.6	205.9	204.7	200.0	204.0

Financial Position
Property, plant and equipment, net	$859.5	$902.8	$1,587.4	$1,400.5	$1,264.4
Total assets	1,819.7	2,107.3	2,872.4	2,714.7	2,653.6
Total long-term obligations (f)	2,058.4	2,529.7	3,215.2	3,073.5	2,992.7

Other Data
Cash flow provided by operating activities	$175.2	$78.8	$212.7	$289.9	$300.0
Cash flow provided by (used in) investing activities (g)	392.6	(185.4)	(371.8)	(244.7)	(675.5)
Cash flow (used in) provided by financing activities (h)	(514.5)	87.6	109.0	(48.8)	429.8
Capital expenditures	(182.3)	(196.9)	(367.2)	(255.5)	(149.7)

Form 10-K Part II	Cincinnati Bell Inc.

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

(c)
Other operating costs and losses consist of restructuring charges, transaction-related compensation, curtailment (gains) loss, (gain) loss on disposal of assets - net, amortization of deferred gains, impairment of goodwill and other assets, and transaction costs.

(d)	We account for our investment in CyrusOne using the equity method as we no longer control its operations. These losses from CyrusOne represent our equity method share of CyrusOne's losses.

(e)	In 2014, we recorded a gain resulting from the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc.

(f)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, and other noncurrent liabilities. See Notes 7, 8, 10 and 11 to the consolidated financial statements for discussions related to 2014 and 2013.

(g)
In 2014, cash from investing activities included $355.9 million of proceeds from the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne Inc. and $194.4 million proceeds from the sale of Wireless spectrum licenses.

(h)	Cash used in financing activities for 2014 includes the repayment of $325.0 million 8 3/4% Senior Subordinated Note due 2020 and repayment of $22.7 million 8 3/8% Senior Notes due 2018.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

The Company is a full-service regional provider of data, entertainment, and voice communications services over wireline and wireless networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communication systems and end-to-end IT solutions.
Consolidated revenue totaled $1,278.2 million for 2014, up 2%, as the growth from our strategic products, combined with increased telecom and IT equipment sales, more than offset declines from wireless and legacy products. Revenue from our strategic products totaled $435.6 million in 2014, up 21% compared to 2013.
Operating income in 2014 was $115.8 million, down from the prior year primarily due to increased costs associated with winding down wireless operations. Wireless restructuring charges totaled $16.3 million, in addition to an asset impairment of $7.5 million and $62.2 million additional depreciation and amortization expense due to reducing the useful lives of certain wireless assets. These cost increases were partially offset by accelerated deferred gain amortization and one-time IPO transaction related compensation in the prior year.
Net income for the year equaled $75.6 million resulting in basic and diluted earnings per share of $0.31 due largely to the gain on the initial monetization of our CyrusOne equity method investment.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, our former Data Center Colocation segment. As of the date of the IPO, we owned approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were limited partners in CyrusOne LP, owning approximately 42.6 million, or 66% of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations. Therefore, effective with the completion of the IPO, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment.
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
On June 25, 2014, we consummated the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. The sale generated proceeds of $355.9 million and resulted in a gain of $192.8 million. As of December 31, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and 26.6 million CyrusOne LP partnership units.

Form 10-K Part II	Cincinnati Bell Inc.

In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. This agreement to sell our wireless spectrum license closed on September 30, 2014, for cash proceeds of $194.4 million. As a result, we derecognized the $88.2 million carrying value of the licenses previously reported as "Intangible assets, net" in the Consolidated Balance Sheets. Also on September 30, 2014, we entered into a separate agreement to use certain spectrum licenses until we no longer provide wireless service. We recorded the fair value of the lease of the spectrum of $6.4 million, in "Prepaid expenses" in the Consolidated Balance Sheets. This fair value is considered a Level 3 measurement based on other comparable transactions. The asset is being amortized over a six month period and had a net carrying value of $3.2 million as of December 31, 2014. In addition, as we continue to use the licenses, we deferred the gain of $112.6 million related to the sale of the spectrum, which is presented in the Consolidated Balance Sheets. We plan to operate and generate cash from our wireless operations until no later than April 6, 2015. At that time, we will transfer certain leases and other assets valued at approximately $25 million to the acquiring company.
Negotiations with the Communications Workers of America (“CWA”) have been ongoing since the tentative agreement reached on August 4, 2014 was not ratified by local members of the union. We reached another tentative agreement on January 23, 2015 that is pending ratification by the local union's members.

Consolidated Results of Operations
2014 Compared to 2013
Service revenue was $999.6 million in 2014, a decrease of $39.7 million compared to 2013. Of this decrease, $15.2 million was due to the deconsolidation of CyrusOne's results of operations from our consolidated financial statements. Excluding the impact of CyrusOne, service revenue in 2014 decreased by $24.5 million year-over-year, primarily driven by lower Wireless service revenue of $59.4 million as the postpaid and prepaid subscriber base continues to decline as a result of the wind down of the business. This decrease was partially offset by strong demand for strategic products that resulted in an additional $12.2 million of Wireline service revenue and $22.7 million of IT Services and Hardware revenue.
Product revenue totaled $278.6 million in 2014, up 28% compared to 2013 due largely to $64.8 million higher sales of telecommunications and IT hardware. Wireline equipment sales were up $4.9 million as a result of sales generated through an agreement with Verizon Wireless to sell their products and services at our retail locations. Increased sales were partially offset by lower Wireless handset and accessory sales.
Cost of services was $454.2 million in 2014, up $23.8 million compared to 2013 due to the growth in our strategic products. Wireline and IT Services costs were up $17.3 million and $17.6 million, respectively. These increases were partially offset by Wireless cost of services which are down $6.5 million as a result of a declining subscriber base. CyrusOne cost of services was $4.6 million in 2013.
Cost of products sold was $244.9 million in 2014 up from $215.9 million in the prior year, due to a $52.6 million increase of costs from higher telecommunications and IT hardware sales. Wireline cost of products increased by $3.8 million primarily related to sales generated through an agreement with Verizon Wireless to sell their products and services at our retail locations. These increases were partially offset by lower Wireless cost of products sold equaling $27.4 million, due to lower handset and accessory sales as a result of the planned wind down of the wireless segment.
Selling, general and administrative (“SG&A”) expenses were $223.1 million in 2014, an increase of $2.3 million compared to the same period in 2013. CyrusOne SG&A expenses were $2.4 million prior to the IPO. Excluding CyrusOne, SG&A expenses increased $4.7 million compared to the prior year. Wireline and IT Services and Hardware costs were up $2.1 million and $6.9 million, respectively, to support growth in our strategic products. Wireline costs were also up due to outsourcing certain IT functions. Partially offsetting this increase was a $14.9 million decrease in Wireless SG&A expenses due primarily to cost containment efforts as we begin to wind down operations. Corporate costs were up $10.6 million from the prior year primarily as a result of an increase in stock compensation expense due to less mark to market benefit on plans indexed to changes in our stock price as well as increases in other employee related costs.

Form 10-K Part II	Cincinnati Bell Inc.

Depreciation and amortization was $231.0 million in 2014, an increase of $61.4 million compared to the prior year. The increase in depreciation expense is primarily due to reducing the useful life of our long-lived wireless assets as a result of a continued decline in our subscriber base and the agreement to sell our wireless spectrum licenses and certain other assets. Wireless depreciation and amortization expense totaled $103.4 million in 2014, up $62.2 million compared to the prior year. Wireline depreciation and amortization increased by $3.5 million due to the expansion of our fiber-based network. IT Services and Hardware was $1.2 million higher than the prior year as a result of new assets placed in service to support growth in managed and professional service revenue. These increases were offset by a $5.2 million reduction due to the deconsolidation of CyrusOne.
Restructuring charges were $15.9 million in 2014 compared to $13.7 million in the prior year. In 2014, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiative and lease abandonments. Charges incurred in 2014 include $4.2 million of severance cost for employee separations related to the wireless segment and outsourcing certain aspects of our IT department and $13.1 million of contract termination fees related to winding down wireless operations. These charges were partially offset by a $1.4 million reduction to the lease abandonment reserve related to certain leased space being reoccupied during the third quarter of 2014. Charges incurred during the comparative periods of 2013 represented severance costs, expenses related to lease abandonments and fees associated with a workforce optimization initiative.
Transaction-related compensation was $42.6 million in 2013, of which $20.0 million was related to CyrusOne employees. In 2010, the Company's Board of Directors approved a long-term incentive program for certain members of management under which payments were contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plan. The completion of the IPO during 2013 resulted in a qualifying transaction requiring payment of compensation to the employees covered under this plan. No such transaction-related compensation has occurred in 2014.
During the three months ended June 30, 2013, the Company amended the management pension plan to eliminate all future pension service credits effective July 1, 2013. As a result, the Company remeasured its projected benefit obligation for this plan, and the Wireline segment recognized a curtailment gain of $0.6 million in the second quarter of 2013.
The gain on sale or disposal of assets totaled $0.3 million in 2014 compared to a loss on sale or disposal of assets of $2.4 million recorded in 2013. The Wireline segment recorded gains on the sale of copper cabling that was no longer in use totaling $0.4 million and $1.1 million in 2014 and 2013, respectively. The Corporate segment recorded a loss on sale or disposal of assets of $0.1 million in 2014 partially offsetting the gain. In 2013, Wireless recorded a $3.5 million loss on disposal of assets for equipment that had no resale market or has either been disconnected from the wireless network, abandoned or demolished.
Amortization of the deferred gain totaled $22.9 million in 2014 compared to $3.3 million in 2013. The change in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million.
Impairment charges totaling $12.1 million in 2014 included $7.5 million for certain construction-in-progress projects that will no longer be completed due to the wind down of the wireless business and $4.6 million for the abandonment of an internal use software project that was written off in the Wireline segment. No impairment charges were recorded in 2013.
Transaction costs of $4.4 million were incurred in 2014, up from $1.6 million incurred in 2013. In 2014, these costs primarily represent fees associated with the sale of our wireless spectrum licenses. In 2013, these costs represented legal and consulting costs incurred to restructure our legal entities in preparation for the proposed IPO of the common stock of CyrusOne and to prepare CyrusOne to be a real estate investment trust.
Interest expense was $148.7 million in 2014 compared to $182.0 million in 2013. The decrease was primarily due to the Company amending its Corporate Credit Agreement to include a $540.0 million Tranche B Term Loan and using the proceeds to redeem all of the Company's $500.0 million 8 1/4% Senior Notes on October 15, 2013. In addition, in the third quarter of 2014, the Company redeemed $325.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. The deconsolidation of CyrusOne in January 2013 also resulted in a $2.5 million decrease compared to the prior year.
The Company recorded a loss on extinguishment of debt totaling $19.4 million in the third quarter of 2014 related to the redemption of $325.0 million 8 ¾% Senior Subordinated Notes due 2018. In the fourth quarter of 2014, the Company redeemed $22.7 million of its outstanding 8 3/8% Senior Notes due 2020 at par and recognized a loss on extinguishment of debt totaling $0.2 million.

Form 10-K Part II	Cincinnati Bell Inc.

Loss from CyrusOne equity method investment totaled $7.0 million in 2014, down from $10.7 million in 2013, for the Company's share of CyrusOne's net loss. In the second quarter of 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million CyrusOne LP partnership units.
Income tax expense of $57.4 million in 2014 was up compared to the prior year due primarily to higher pre-tax income. In 2013, the tax benefit was a result of loss before income taxes offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO, are uncertain of being realized before their expiration date.
The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the "Broadband Securities") or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company uses federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, of $9.1 million in 2014.
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
Product revenue totaled $217.6 million in 2013, up 8% compared to 2012. The increase was largely due to a $17.9 million increase in sales of telecommunications and IT hardware. These increases were partially offset by slight declines in both Wireline and Wireless product revenue.
Cost of services was $430.4 million in 2013, compared to $492.2 million in 2012, which included CyrusOne cost of services totaling $73.0 million. Excluding CyrusOne, cost of services increased year-over-year primarily to support the growth in Fioptics and managed and professional services. Wireline cost of services was up $7.5 million compared to the prior year and IT Services and Hardware costs were up $8.9 million. Wireless cost of services was down $9.8 million as a result of a declining subscriber base.
Cost of products sold was $215.9 million in 2013 compared to $204.7 million in the prior year, an increase of $11.2 million due to a $16.9 million increase as a result of higher telecommunications and IT hardware sales. Wireline and Wireless cost of products sold were down $2.6 million and $3.1 million, respectively, compared to the prior year.
SG&A expenses were $220.8 million in 2013, a decrease of $48.7 million, or 18%, compared to 2012. The decrease is partially the result of no longer consolidating CyrusOne, which accounted for $28.5 million of the decrease. Corporate costs were down $20.7 million from the prior year, primarily as a result of recognizing a $5.6 million stock compensation mark-to-market gain in 2013 compared to a $7.9 million stock compensation mark-to-market expense in 2012. The remaining decrease is due to a $4.7 million decrease in bonus expense and a $2.5 million decrease in payroll and other headcount related costs as a result of cost-out initiatives. Wireline and IT Services and Hardware SG&A expenses were up $1.1 and $2.4 million, respectively, primarily to support the growth of our strategic products. Wireless SG&A expenses were down $3.0 million as a result of cost-out initiatives as we focus on operating the segment for cash flow and profitability.
Depreciation and amortization was $169.6 million in 2013, a decrease of $47.8 million compared to the prior year, primarily due to the deconsolidation of CyrusOne. In 2012, CyrusOne's depreciation and amortization expense totaled $70.6 million compared to $5.2 million in 2013. Wireline depreciation and amortization increased by $6.2 million due to the expansion of Fioptics and our fiber-based network. IT Services and Hardware was $1.9 million higher than the prior year as a result of new assets placed in service to support growth in managed and professional service revenue. Wireless depreciation and amortization expense totaled $41.2 million in 2013, up $9.3 million compared to the prior year. In the first quarter of 2013, the useful lives assigned to network software were shortened resulting in $8.5 million of higher depreciation charges. In the fourth quarter of 2013, the remaining useful life for all property, plant and equipment, and finite-lived intangible assets was reduced to 30 months as of December 31, 2013. This change in estimate resulted in additional depreciation and amortization expense of $3.0 million in the fourth quarter. The useful life change in the fourth quarter of 2013 also resulted in the acceleration of the deferred gain associated with the 2009 tower sale. In 2013, the amortization of the deferred gain associated with the tower sale totaled $3.3 million compared to $2.3 million in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring charges were $13.7 million in 2013 compared to $3.4 million in the prior year. In 2013, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiatives and lease abandonments. Employee severance costs associated with the Wireline and IT Services and Hardware segment are related to workforce initiatives associated with the continued integration of the Wireline business market with the IT Services and Hardware segment. Corporate employee severance costs were associated with the consulting fees and cost-out initiatives as a result of our smaller size due to the IPO of CyrusOne. Lease abandonment costs for the Wireline segment totaled $3.9 million as we consolidated office space. The Wireless segment recorded a $0.2 million lease abandonment charge due to the closure of a retail store. In 2012, restructuring costs were incurred for employee separations totaling $2.5 million primarily related to Wireline and Wireless. Lease abandonment charges were $0.9 million in 2012.
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans. On January 24, 2013, the IPO of CyrusOne was completed, which represented a qualifying transaction requiring payment under these plans. Transaction-related compensation expense of $42.6 million was recognized for these awards at the Corporate level and not allocated to the segments. Payments to CyrusOne employees amounted to $20.0 million of the associated expense.
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
There were no asset impairments recorded in 2013 compared to $14.2 million in 2012. In 2012, CyrusOne recorded impairment losses of $13.3 million on a customer relationship intangible asset and property and equipment. Wireline and Wireless asset impairments were $0.5 million and $0.4 million, respectively, during 2012.
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
Interest expense was $182.0 million in 2013 compared to $218.9 million in 2012, a decrease of $36.9 million. The deconsolidation of CyrusOne resulted in a $7.0 million decrease and the November 2012 redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020 reduced interest expense by $27.3 million year-over-year. In the fourth quarter of 2013, the Company redeemed all of the $500.0 million of 8 1/4% Senior Notes due 2017 at a redemption price of 104.125% using proceeds from the $540.0 million Tranche B Term Loan facility that was issued on September 10, 2013. The refinancing of the 8 1/4% Senior Notes with the more economical Tranche B Term Loan resulted in $1.8 million additional interest savings in 2013. The remaining difference was primarily due to lower amortization of note issuance costs.
The redemption of the 8 1/4% Senior Notes due 2017 in the fourth quarter of 2013 resulted in loss on extinguishment of debt totaling $29.6 million. Redemptions of the 7% Senior Notes due 2015, certain CBT Notes and a portion of the 8 3/8% Senior Notes due 2020 in the fourth quarter of 2012 resulted in a loss on extinguishment of debt totaling $13.6 million.
Loss from CyrusOne equity method investment totaled $10.7 million in 2013 and represents the Company's share of CyrusOne's net loss which, effective with the CyrusOne IPO, is now recorded using the equity method.
Other income of $1.3 million in 2013 primarily related to tax refund claims received on assets that had previously been disposed or abandoned. Other expense of $1.7 million recorded in 2012, primarily related to a loss recorded on the termination of a lease financing arrangement.

Form 10-K Part II	Cincinnati Bell Inc.

An income tax benefit of $2.5 million in 2013 was the result of pre-tax losses. In 2013, income tax expense includes a valuation allowance provision of $10.7 million for Texas margin credits which, effective with CyrusOne's IPO, are uncertain of being realized before their expiration date. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company uses federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, of $2.8 million in 2013.
Discussion of Operating Segment Results
The Company manages its business based upon products and service offerings. At December 31, 2012, we operated four business segments: Wireline, IT Services and Hardware, Wireless and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. Therefore, at December 31, 2014 and 2013, we operated three business segments: Wireline, IT Services and Hardware and Wireless.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Wireline
The Wireline segment provides products and services such as data transport, high-speed internet, entertainment, local voice, long distance, VoIP, and other services. Cincinnati Bell Telephone Company LLC (CBT), a subsidiary of the Company, is the Incumbent Local Exchange Carrier (ILEC) for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

			$ Change	% Change			$ Change	% Change
(dollars in millions, except for operating metrics)	2014	2013	2014 vs. 2013	2014 vs. 2013		2012	2013 vs. 2012	2013 vs. 2012
Revenue:
Data	$334.9	$317.8	$17.1	5%		$306.9	$10.9	4%
Voice - local service	203.5	229.1	(25.6)	(11)%		255.4	(26.3)	(10)%
Long distance and VoIP	107.3	107.2	0.1	0%		113.9	(6.7)	(6)%
Entertainment	76.0	55.2	20.8	38%		35.4	19.8	56%
Other	19.0	15.5	3.5	23%		18.9	(3.4)	(18)%
Total revenue	740.7	724.8	15.9	2%		730.5	(5.7)	(1)%
Operating costs and expenses:
Cost of services and products	306.9	287.2	19.7	7%		283.8	3.4	1%
Selling, general and administrative	131.9	127.8	4.1	3%		125.6	2.2	2%
Depreciation and amortization	115.7	112.2	3.5	3%		106.0	6.2	6%
Restructuring (reversals) charges	(0.5)	9.1	(9.6)	n/m		3.5	5.6	n/m
Curtailment gain	—	(0.6)	0.6	n/m		—	(0.6)	n/m
Gain on sale or disposal of assets	(0.4)	(1.1)	0.7	(64)%		(1.8)	0.7	39%
Asset impairments	4.6	—	4.6	n/m		0.5	(0.5)	n/m
Total operating costs and expenses	558.2	534.6	23.6	4%		517.6	17.0	3%
Operating income	$182.5	$190.2	$(7.7)	(4)%		$212.9	$(22.7)	(11)%
Operating margin	24.6%	26.2%		(1.6)	pts	29.1%		(2.9)	pts
Capital expenditures	$163.7	$162.6	$1.1	1%		$114.2	$48.4	42%
Metrics information (in thousands):
Fioptics units passed	335.0	276.0	59.0	21%		205.0	71.0	35%
Internet subscribers
DSL	156.2	188.5	(32.3)	(17)%		202.6	(14.1)	(7)%
Fioptics	113.7	79.9	33.8	42%		56.8	23.1	41%
Total internet subscribers	269.9	268.4	1.5	1%		259.4	9.0	3%
Fioptics video subscribers	91.4	74.2	17.2	23%		55.1	19.1	35%
Local access lines	480.6	530.7	(50.1)	(9)%		573.9	(43.2)	(8)%
Long distance lines	362.8	394.1	(31.3)	(8)%		417.9	(23.8)	(6)%

Form 10-K Part II	Cincinnati Bell Inc.

2014 Compared to 2013
Revenues
Data revenue consists of Fioptics high-speed and DSL internet access, data transport, and interconnection services. Data revenue was $334.9 million in 2014, an increase of $17.1 million compared to 2013. Strategic data revenue was $151.1 million in 2014, up $29.0 million compared to the prior year. Revenue from Fioptics high-speed internet service increased to $45.7 million in 2014, up 64% compared to the prior year. The increase is primarily due to a growing subscriber base totaling 113,700 accounts at December 31, 2014 and an increase in monthly ARPU of approximately $4.00, up 12% compared to the prior year. Strategic revenue from DSL customers subscribing to at least a10 megabit internet product totaled $6.2 million. Strategic business revenue totaled $102.7 million, including $3.5 million from Fioptics, up 9% from the prior year. Legacy data revenue was $183.8 million, a decrease of $11.9 million from the prior year. This decrease is primarily due to our business customers migrating to higher bandwidth data transport products and a 17% decline in DSL customers as a result of switching to higher speed internet products.
Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. Voice local service revenue was $203.5 million in 2014, down $25.6 million compared to 2013. Strategic voice service revenue was $21.0 million in 2014, up $3.1 million compared to 2013, primarily due to an increase in Fioptics voice lines, which totaled 61,000 at December 31, 2014. Legacy voice service revenue was $175.8 million in 2014, down $28.4 million compared to 2013. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. In 2014, legacy voice service revenue also experienced increased access line churn as a result of the wind down of the wireless segment due to customers electing to discontinue their local voice service that had been bundled with their wireless subscription. Integration voice revenue totaled $6.7 million in 2014, down $0.3 million compared to the prior year.
Long distance and VoIP revenue was $107.3 million in 2014, consistent with the prior year as the growth in strategic products offset legacy declines. Strategic revenue was $58.1 million in 2014, an increase of $7.0 million compared to the prior year due largely to the growth in VoIP and private line services. Legacy revenue was $47.0 million in 2014, a decrease of $5.1 million compared to 2013 primarily due to an 8% decrease in long distance lines as both consumers and business customers are migrating to VoIP or wireless services. Integration revenue was down $1.8 million totaling $2.2 million 2014.
Entertainment revenue was $76.0 million in 2014, up $20.8 million compared to the prior year and was driven by the growth in Fioptics. The higher entertainment revenue was directly related to the 23% increase in Fioptics entertainment subscribers and the 9% increase in monthly ARPU. As of December 31, 2014, the segment had 91,400 Fioptics entertainment subscribers. The Company continues to expand its Fioptics service area due to strong consumer demand for this service.
Other revenue was $19.0 million in 2014, an increase of $3.5 million compared to the prior year. This increase was primarily the result of $5.7 million of revenue generated through an agreement to sell Verizon Wireless product and services at our retail locations. This increase was partially offset by lower revenue from wiring projects.
Costs and Expenses
Cost of services and products was $306.9 million in 2014, an increase of $19.7 million compared to 2013, primarily due to $14.1 million of additional programming costs as a result of an increase in the number of Fioptics subscribers and increased programming rates. Other costs of services and products were up $1.3 million as we prepare to accelerate our fiber investment. Operating tax expenses increased by $6.6 million due to an increase in Universal Service Fund ("USF") taxes and property taxes. Cost of services and expenses was also up $4.3 million in 2014 due to cost associated with the agreement to sell Verizon Wireless product and services at our retail locations. These increases were partially offset by a $6.6 million decline in payroll related costs due to lower pension and post-retirement expense.
SG&A expenses were $131.9 million in 2014, an increase of $4.1 million compared to the prior year due to increased software development costs and consulting fees totaling $3.8 million related primarily to outsourcing certain IT functions. Payroll related costs were up $2.7 million due to increased commission and increased headcount to support the acceleration of our fiber investments. These increases were offset by lower advertising, bad debt and other miscellaneous expenses.
Depreciation and amortization was $115.7 million in 2014, reflecting an increase of $3.5 million compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring reversal of $0.5 million in 2014 relates to a lease abandonment reserve for vacant floors totaling $1.4 million that were reoccupied offset by severance charges recorded for outsourcing certain functions of our IT department. Restructuring charges in 2013 totaled $9.1 million including employee separation costs of $4.6 million, lease abandonment charges of $3.9 million and contract termination charges of $0.6 million.
Asset impairments of $4.6 million in 2014 relate to the abandonment of an internal use software project that was written off in the fourth quarter. No such impairments occurred in 2013.
Capital Expenditures
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network. Capital expenditures totaled $163.7 million in 2014, an increase of $1.1 million compared to 2013. We invested $93.1 million in Fioptics, including $50.0 million for construction to pass 59,000 addresses, $24.3 million for installation costs and $18.8 million in other Fioptics projects primarily to increase core network capacity. As of December 31, 2014, the Company is able to provide Fioptics services to 335,000 residential and business addresses, an increase of 21% compared to 2013.
2013 Compared to 2012
Revenues
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
Voice local service revenue was $229.1 million in 2013, down $26.3 million compared to 2012. Strategic voice service revenue was $17.9 million in 2013, up $4.3 million compared to 2012, primarily due to the 31% growth in Fioptics voice lines, which totaled 53,300 at December 31, 2013. Legacy voice service revenue was $204.2 million in 2013, down $29.9 million compared to 2012. The decrease in revenue is primarily due to fewer local access lines compared to a year ago. Access lines within the segment’s ILEC territory decreased by 35,000, or 7%, to 476,000 at December 31, 2013 from 511,000 at December 31, 2012. The Company had 54,700 CLEC access lines at December 31, 2013 compared to 62,900 access lines at December 31, 2012. The segment continues to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, Company-initiated disconnections of customers with credit problems, and customers electing to use service from other providers. The remaining decrease is due to a $0.7 million reduction in integration voice service revenue in 2013 compared to 2012.
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
The curtailment gain of $0.6 million was due to the remeasurement of the Company's projected benefit obligation following an amendment to the management pension plan during the second quarter of 2013 that eliminated all future pension service credits as of July 1, 2013. The gain on sale of assets of $1.1 million in 2013 was due to a $2.0 million gain from the sale of copper cabling that was no longer in use, partially offset by a $0.9 million loss on network equipment with no resale value that was removed from service. During 2012, the segment recognized a gain on sale of assets of $1.8 million primarily from the sale of copper cabling that was no longer in use.
Asset impairments of $0.5 million in 2012 relate primarily to the write-off of an out-of-territory fiber network. No such impairments occurred in 2013.
Capital Expenditures
Capital expenditures incurred to expand the Company's strategic fiber network and maintain its legacy copper-based network totaled $162.6 million in 2013, an increase of $48.4 million compared to 2012. During 2013, we invested $113.0 million in our strategic products, of which $79.5 million was used for Fioptics as we passed an additional 71,000 units.

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

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2014	2013	2014 vs. 2013	2014 vs. 2013		2012	2013 vs. 2012	2013 vs. 2012
Revenue:
Telecom and IT equipment distribution	$287.7	$222.6	$65.1	29%		$204.6	$18.0	9%
Managed and professional services	145.3	121.5	23.8	20%		111.1	10.4	9%
Total revenue	433.0	344.1	88.9	26%		315.7	28.4	9%
Operating costs and expenses:
Cost of services and products	350.0	279.8	70.2	25%		255.7	24.1	9%
Selling, general and administrative	51.5	44.6	6.9	15%		42.3	2.3	5%
Depreciation and amortization	11.7	10.5	1.2	11%		8.6	1.9	22%
Restructuring charges (reversals)	—	0.7	(0.7)	n/m		(1.2)	1.9	n/m
Total operating costs and expenses	413.2	335.6	77.6	23%		305.4	30.2	10%
Operating income	$19.8	$8.5	$11.3	n/m		$10.3	$(1.8)	(17)%
Operating margin	4.6%	2.5%		2.1	pts	3.3%		(0.8)	pts
Capital expenditures	$11.9	$10.6	$1.3	12%		$9.0	$1.6	18%
2014 Compared to 2013
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
Strategic managed and professional services revenue totaled $138.7 million in 2014, up $20.6 million compared to the prior year largely as a result of higher demand for our managed services from the Company's largest customer. Integration services totaled $294.3 million, up from $226.0 million in 2013. The increase is due to increased telecom and IT equipment distribution revenue reflecting the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of capital budgets and general economic conditions. Integration managed and professional services totaled $6.6 million in 2014 compared to $3.4 million in 2013.
Costs and Expenses
Cost of services and products was $350.0 million in 2014, an increase of $70.2 million compared to 2013. The increase was largely driven by a $52.6 million increase in cost of goods sold related to higher equipment sales. Payroll and contract services costs were up $16.6 million to support the growth in managed and professional services.
SG&A expenses were $51.5 million in 2014, an increase of $6.9 million from the prior year. Employee related and contract services costs were up $4.5 million to support the growth in strategic revenue. Commissions were up $2.2 million due to increased sales.
Depreciation and amortization expense for 2014 of $11.7 million was higher than 2013 due to an increased asset base used to support the growing managed service business.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Expenditures
Capital expenditures were $11.9 million in 2014 compared to $10.6 million in 2013. Capital expenditures were higher in 2014 due to increased spend on equipment to support managed service projects.

2013 Compared to 2012
Revenue
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

Wireless
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our spectrum licenses closed on September 30, 2014. Simultaneously, the agreement to use certain wireless spectrum licenses became effective. We plan to provide wireless service until no later than April 6, 2015.

			$ Change	% Change		$ Change	% Change
(dollars in millions, except for operating metrics)	2014	2013	2014 vs. 2013	2014 vs. 2013	2012	2013 vs. 2012	2013 vs. 2012
Revenue:
Postpaid service	$93.5	$139.1	$(45.6)	(33)%	$174.6	$(35.5)	(20)%
Prepaid service	31.6	45.8	(14.2)	(31)%	49.9	(4.1)	(8)%
Equipment and other	7.7	16.6	(8.9)	(54)%	17.3	(0.7)	(4)%
Total revenue	132.8	201.5	(68.7)	(34)%	241.8	(40.3)	(17)%
Operating costs and expenses:
Cost of services and products	66.2	101.4	(35.2)	(35)%	115.3	(13.9)	(12)%
Selling, general and administrative	25.4	40.3	(14.9)	(37)%	43.7	(3.4)	(8)%
Depreciation and amortization	103.4	41.2	62.2	n/m	31.9	9.3	29%
Restructuring charges	16.3	0.2	16.1	n/m	1.6	(1.4)	(88)%
Asset impairment	7.5	—	7.5	n/m	0.4	(0.4)	n/m
Transaction costs	3.2	—	3.2	n/m	—	—	n/m
Loss on sale or disposal of assets	—	3.5	(3.5)	n/m	—	3.5	n/m
Amortization of deferred gain	(22.9)	(3.3)	(19.6)	n/m	(2.3)	(1.0)	43%
Total operating costs and expenses	199.1	183.3	15.8	9%	190.6	(7.3)	(4)%
Operating (loss) income	$(66.3)	$18.2	$(84.5)	n/m	$51.2	$(33.0)	(64)%
Operating margin	(49.9)%	9.0%		n/m	21.2%		(12.2)	pts
Capital expenditures	$6.5	$16.0	$(9.5)	(59)%	$15.8	$0.2	1%
Metrics information:
Postpaid ARPU*	$54.44	$51.90	$2.54	5%	$51.29	$0.61	1%
Prepaid ARPU*	$25.26	$26.08	$(0.82)	(3)%	$28.48	$(2.40)	(8)%
Postpaid subscribers (in thousands)	43.5	197.4	(153.9)	(78)%	251.3	(53.9)	(21)%
Prepaid subscribers (in thousands)	38.9	142.3	(103.4)	(73)%	146.5	(4.2)	(3)%
Average postpaid churn	8.8%	2.6%		n/m	2.5%		0.1	pts

*
The Company has presented certain information regarding monthly average revenue per user (“ARPU”) because the Company believes ARPU provides a useful measure of the operational performance of the wireless business. ARPU is calculated by dividing service revenue by the average subscriber base for the period.

2014 Operations
As a result of the agreements entered into and our intention to no longer operate a wireless business beyond April 6, 2015, current year results are not comparable to prior periods. In addition, effective July 1, 2014, we eliminated our lifeline program, and, in August we eliminated early termination fees allowing postpaid customers to switch wireless carriers without penalty.
The year over year decline in revenue is directly related to the accelerated decline in our subscriber base due to the planned shut down of our network prior to April 6, 2015. Despite the significant decline in postpaid subscribers, ARPU has increased from the prior year due to a higher percentage of our remaining customers using a smartphone data plan as compared to the customer mix in the prior year. During 2014, we lost 153,900 postpaid subscribers and 103,400 prepaid subscribers and we have notified our remaining subscribers to switch to another provider prior to April 6, 2015 in order to avoid a gap in service. The loss of subscribers is consistent with our expectations, and the remaining subscriber base is expected to churn during the first quarter of 2015.

Form 10-K Part II	Cincinnati Bell Inc.

The cost of services and products decrease is largely due to significantly fewer subscribers and lower roaming charges and handset subsidies. In the fourth quarter of 2014, we entered into an agreement to lease back the spectrum license for $8.00. As the agreement does not represent fair value of the lease the Company estimated fair value and records a monthly expense to cost of services and products. As a result, we recognized $3.2 million in cost of services and products to use the spectrum licenses. SG&A expenses are down as we are aggressively identifying opportunities to minimize costs as we wind down operations. Restructuring charges of $16.3 million were incurred in 2014 and relate to $13.1 million for contract termination fees and $3.2 million for employee severance charges. Wireless also incurred $3.2 million in transaction costs related to the agreements. Additional one-time charges related to shutting down operations are expected to range between $5 and $10 million and will be reported when incurred.

The increase in depreciation and amortization expense is the result of reducing the useful life of our long-lived assets in conjunction with the agreement to sell our wireless spectrum licenses and certain other assets. The combined changes in the estimated useful life of the remaining property, plant and equipment resulted in increased depreciation expense of $62.2 million for 2014 compared to 2013.

Asset impairment charges of $7.5 million incurred in 2014 were related to the write-off of certain construction-in-progress projects that will no longer be completed due to the wind down of the business.

The amortization of the deferred gain recorded in 2014 totaled $22.9 million compared to $3.3 million recorded in 2013. The changes in the useful life of our long-lived wireless assets, excluding the spectrum licenses, resulted in the acceleration of the amortization of the deferred gain in 2014. In December 2009, the Company sold 196 wireless towers for $99.9 million in cash proceeds, and leased back a portion of the space on these towers for a term of 20 years, which resulted in a deferred gain of $35.1 million.

2013 Compared to 2012
Revenue
Postpaid service revenue was $139.1 million in 2013, a decrease of $35.5 million, or 20%, compared to the prior year. The decrease in postpaid service revenue was driven by a 21% decrease in postpaid subscribers due to continued intense competitive pressure from larger national carriers. Total postpaid ARPU for 2013 increased to $51.90 from $51.29 in 2012 driven primarily by higher data ARPU, but partially offset by a 5% year-over-year decrease in voice ARPU due to fewer minutes used by postpaid subscribers.
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
Costs and Expenses
Cost of services and products consists largely of network operation costs, interconnection expenses with other telecommunications providers, roaming expense (which is incurred for subscribers to use their handsets in the territories of other wireless service providers), and cost of handsets and accessories sold. The total cost of services and products was $101.4 million in 2013, a decrease of $13.9 million compared to 2012. This decrease was primarily due to $7.9 million of lower network related costs resulting from reduced roaming rates due to reduced minutes of use and lower network access expenses as a result of fewer subscribers. Cost of goods sold decreased by $2.1 million over the prior year, driven largely by the impact of fewer sales of wireless handsets and related accessories. Operating taxes decreased $2.1 million due to lower voice revenues and reduced rates. Handset subsidies decreased $1.0 million compared to the prior year due to fewer smartphone sales.
SG&A expense in 2013 decreased by $3.4 million year-over-year to $40.3 million. Cost containment efforts led to a $3.6 million reduction in payroll, advertising, and sales and marketing costs.

Form 10-K Part II	Cincinnati Bell Inc.

Depreciation and amortization was $41.2 million in 2013, an increase of $9.3 million from 2012. During the first quarter of 2013, we changed the estimated useful lives assigned to network software which resulted in a one-time depreciation charge of $8.5 million. In the fourth quarter, we determined the estimate of our useful lives of all our assets should be shortened to 30 months as of December 31, 2013 to take into consideration the continued reduction in our subscriber base and the potential for the asset lives to be limited. This change resulted in an additional depreciation expense of $3.0 million in the fourth quarter of 2013.
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

The amortization of the deferred gain recorded in 2013 totaled $3.3 million compared to $2.3 million recorded in 2012, due to accelerating the deferred gain associated with the 2009 tower sale as a result of reducing the useful lives of our wireless assets to 30 months as of December 31, 2013.

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

			$ Change	% Change		$ Change	% Change
(dollars in millions, except for operating metrics)	2014	2013	2014 vs. 2013	2014 vs. 2013	2012	2013 vs. 2012	2013 vs. 2012
Revenue	$—	$15.6	$(15.6)	n/m	$221.3	$(205.7)	n/m
Operating costs and expenses:
Cost of services	—	4.8	(4.8)	n/m	75.7	(70.9)	n/m
Selling, general and administrative	—	2.4	(2.4)	n/m	31.0	(28.6)	n/m
Depreciation and amortization	—	5.2	(5.2)	n/m	70.6	(65.4)	n/m
Restructuring charges	—	—	—	n/m	0.5	(0.5)	n/m
Gain on sale of assets	—	—	—	n/m	(0.2)	0.2	n/m
Asset impairments	—	—	—	n/m	13.3	(13.3)	n/m
Total operating costs and expenses	—	12.4	(12.4)	n/m	190.9	(178.5)	n/m
Operating income	$—	$3.2	$(3.2)	n/m	$30.4	$(27.2)	n/m
Operating margin		20.5%		n/m	13.7%		n/m
Capital expenditures	$—	$7.7	$(7.7)	n/m	$228.2	$(220.5)	n/m

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $20.2 million in 2014, $56.3 million in 2013, and $34.7 million in 2012.

2014 Compared to 2013

Corporate costs decreased by $36.1 million compared to the prior year, driven largely by the $42.6 million of transaction related compensation payments recorded in 2013 as a result of the successful IPO of CyrusOne. Restructuring charges were down $3.6 million in 2014 due primarily to severance and consulting fees incurred during 2013 associated with a workforce optimization initiative. The decrease was partially offset by $4.5 million in additional stock-based compensation expense as a result of changes in our stock price. Employee related costs were also up in 2014 as a result of increased healthcare, disability and insurance costs.

2013 Compared to 2012

Corporate costs increased by $21.6 million compared to the prior year, driven largely by the $42.6 million of transaction related compensation payments as a result of the successful IPO of CyrusOne. Transaction costs were down $4.7 million in 2013 as the costs in 2012 related to legal and consulting fees incurred in preparation for the IPO of CyrusOne. In 2013, transaction costs related to finalizing the CyrusOne IPO and investigating strategic alternatives for our Wireless business. The increase was also partially offset by a $5.6 million stock compensation mark-to-market gain in 2013 compared to a $7.9 million stock compensation mark-to-market expense in 2012. The remaining offset is primarily due to decreased headcount related costs as a result of cost-out initiatives.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2014, 2013 and 2012, we generated $175.2 million, $78.8 million, and $212.7 million, respectively, of cash flows from operations. In 2014, we received cash proceeds totaling $355.9 million from the sale of CyrusOne partnership units and $194.4 million as a result of the completed wireless spectrum sale. Dividends of $28.4 million and $21.3 million were received from our equity method investment in CyrusOne in 2014 and 2013, respectively.

Our primary uses of cash are capital expenditures and debt service. In 2014, 2013 and 2012, capital expenditures were $182.3 million, $196.9 million, and $367.2 million, respectively. The lower capital expenditures in 2014 are primarily the result of lower Wireless capital spend as we shut-down operations combined with the deconsolidation of CyrusOne on January 24, 2013. These decreases were partially offset by increased strategic capital expenditures totaling $130.0 million in 2014. Based on the continued demand for our fiber-based products and the acceleration of our fiber investment, we expect 2015 capital expenditures to be between $270 and $280 million. In 2014, 2013 and 2012, debt repayments were $376.5 million, $530.8 million, and $442.4 million, respectively. In 2014, the company redeemed $325.0 million of the 8 3/4% Senior Subordinated Notes due 2018 and $22.7 million of the outstanding 8 3/8% Senior Notes due 2020.

Interest payments were $153.1 million, $179.5 million and $217.9 million in 2014, 2013 and 2012, respectively. The decrease is primarily due to the extinguishment of the 8 1/4% Senior Notes due 2017 on October 15, 2013, partially offset by interest on the Tranche B Term Loan facility. Our contractual debt maturities, including capital lease obligations in 2015, are $13.2 million and associated contractual interest payments are expected to be approximately $120 million.

To a lesser extent, cash is also used to fund our pension obligations, to pay preferred stock dividends, and also to repurchase shares of common stock when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $19.7 million, $42.1 million and $23.9 million in 2014, 2013 and 2012, respectively. Contributions to our qualified pension plans for 2015 are expected to be approximately $13 million. Dividends paid on preferred stock were $10.4 million in each of 2014, 2013 and 2012. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2015. In 2012, cash used to repurchase common shares was $0.3 million. No common shares were repurchased in 2013 or 2014. As of December 31, 2014, management has authority to repurchase additional common shares with a value of up to $129.2 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that cash is available and management believes the share price offers an attractive value.

As of December 31, 2014, we had $298.6 million of short-term liquidity, comprised of $57.9 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement's revolving credit facility and $90.7 million available under the Receivables Facility. The Receivables Facility permits maximum borrowings of up to $120.0 million and is subject to annual renewal. As of December 31, 2014, the Company had $19.2 million of borrowings and $6.9 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $116.8 million. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants

As of December 31, 2014, the Company had $1.8 billion of outstanding indebtedness and an accumulated deficit of $3.2 billion. A significant amount of indebtedness was previously incurred from the purchase and operation of a national broadband business, which was sold in 2003. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy the above-mentioned long-term debt obligations. The Company has no significant debt maturities until 2018. Contractual debt maturities, including capital leases, are $13.2 million in 2015, $31.9 million in 2016, $9.7 million in 2017, $308.7 million in 2018, $9.1 million in 2019 and $1,414.8 million thereafter. Effective with the sale of our wireless spectrum licenses, we expect to transfer approximately $25 million of capital leases and related liabilities to the acquirer prior to April 6, in 2015. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we estimate these contributions will approximate $30 million over the period from 2015 to 2018. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

On January 24, 2013, we completed the IPO of CyrusOne, our former data center colocation business. As of December 31, 2014, the fair value of our ownership interest in CyrusOne was $785.0 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt to reduce our leverage ratios and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement.

On November 20, 2012, the Company entered into a new Corporate Credit Agreement which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. In the fourth quarter of 2014, the Company amended and restated its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures. Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. In addition, the original revolving commitments will be further reduced to $125.0 million on December 31, 2015. The Corporate Credit Agreement's revolving credit facility has a maturity date of July 15, 2017. Borrowings under the Corporate Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company. The Corporate Credit Agreement contains financial covenants that require us to maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual basis. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $937.7 million in the aggregate over the next four years. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered in default. If the Company were in default under its Corporate Credit Agreement, no additional borrowings under the credit facility would be available until the default was waived or cured. As of December 31, 2014, the Company was in compliance with the Corporate Credit Agreement covenants.

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the year ended December 31, 2014:

(dollars in millions)
Consolidated Total Leverage Ratio	5.10
Maximum ratio permitted for compliance	7.00
Consolidated Funded Indebtedness additional availability	$638.3
Consolidated EBITDA clearance over compliance threshold	$91.2
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed on September 10, 2013.

Form 10-K Part II	Cincinnati Bell Inc.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million because its Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2014. The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement provides that 85% of proceeds from a CyrusOne monetization are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

Public Bond Indentures

The Company’s public debt, which includes the 8 3/4% Senior Subordinated Notes due 2018 and the 8 3/8% Senior Notes due 2020, contains covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its public debt indentures as of December 31, 2014.

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of December 31, 2014, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company has access to the restricted payments basket which exceeded $500 million as of December 31, 2014.

Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2014 was $175.2 million, an increase of $96.4 million compared to 2013. This increase was largely driven by a decrease in pension and postretirement payments of $30.8 million and a decrease in cash interest payments of $26.4 million compared to the prior year. In addition, the increase is due to the payment of $42.6 million of transaction related compensation in 2013.

Cash provided by operating activities during 2013 was $78.8 million, a decrease of $133.9 million compared to 2012. This decrease was largely driven by the deconsolidation of CyrusOne in January 2013, the $42.6 million payment of transaction related compensation, $16.0 million of higher pension and postretirement payments and increased working capital usage.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from investing activities

Cash flows provided by investing activities were $392.6 million in 2014, compared to cash used by investing activities of $185.4 million in 2013 and $371.8 million in 2012. The increase in 2014 compared to the prior year is primarily due to the $355.9 million of proceeds received on the sale of CyrusOne partnership units, in addition to cash proceeds totaling $194.4 million that were received on September 30, 2014 as a result of the completed wireless spectrum sale. The deconsolidation of CyrusOne in 2013 increased cash used in investing activities by $19.5 million for the period January 1, 2013 through January 23, 2013. Excluding CyrusOne, capital expenditures were down $6.9 million from the prior year largely due to a decreased investment in the wireless network. Dividends received from CyrusOne were up $7.1 million compared to the prior year.

Capital expenditures were $196.9 million for 2013, which was $170.3 million lower than 2012 due primarily to the deconsolidation of CyrusOne, offset by increased investment in our strategic fiber products. As a result of the CyrusOne IPO, we received dividends of $21.3 million from CyrusOne in 2013. In 2012, we deposited $11.1 million of cash into an escrow account and released $4.9 million from this account to fund construction of a data center.

Proceeds from the sale of assets, primarily copper cable, were $2.0 million in 2014 and 2013 compared to $1.6 million in 2012. Other cash from investing activities in 2014 totaled $5.8 million as a result of two additional equity method investments.

Cash flows from financing activities

Cash flows used by financing activities were $514.5 million in 2014. Debt repayments totaling $376.5 million were primarily due to the redemption of $325.0 million 8 3/4% Senior Subordinated Notes due 2018 at 104.375% and the $22.7 million repayment of 8 3/8% Senior Note due 2020 at par. In addition, cash proceeds from the sale of wireless spectrum were used to repay $127.0 million on the Corporate Credit Agreement's revolving credit facility and Receivables Facility.

Cash flows provided by financing activities were $87.6 million in 2013. The Company received $529.8 million in net proceeds from the Tranche B Term Loan on September 10, 2013. In 2013, the Company also had net borrowings of $54.2 million under its Receivables Facility and $40.0 million on its Corporate Credit Agreement's revolving credit facility. We also received cash proceeds of $7.1 million from the exercise of stock options and warrants. Proceeds of the Tranche B Term Loan were used to redeem all of the Company's $500.0 million 8 1/4% Senior Notes on October 15, 2013 at a redemption price of 104.125%.

Cash flows provided by financing activities were $109.0 million in 2012. During 2012, CyrusOne LP and CyrusOne Finance Corp. issued $525.0 million of 6 3/8% Senior Notes due 2022 and used $480.0 million of the $511.0 million net proceeds to repay intercompany payables. The Company repaid $442.4 million of debt during the year, largely with the net proceeds received from CyrusOne, including the redemption of the $247.5 million of 7% Senior Notes due 2015, $91.1 million of 8 3/8% Senior Notes due 2020, purchased pursuant to a tender offer completed in the fourth quarter of 2012, and $73.0 million of various series of CBT Notes due 2023. The Company also used the net proceeds received from CyrusOne to pay the redemption premiums, debt issuance and other costs associated with this series of transactions and to repay the outstanding borrowings on our prior credit facility of $40.0 million. In 2012, the Company also borrowed $52.0 million under its Receivables Facility and received cash proceeds of $12.1 million from the exercise of stock options and warrants. In 2012, cash was used to fund $5.7 million of costs associated with the CyrusOne IPO.

Dividends paid on preferred stock totaled $10.4 million in 2014, 2013 and 2012.
Future Operating Trends
Wireline
For the first time since 2007, we generated year-over-year wireline revenue growth as demand for Fioptics and fiber-based products for business customers more than offset revenue declines from our legacy products. During 2014, we invested $118.1 million in our strategic wireline products and revenue from these products increased 23% totaling $310.5 million for the year.

Form 10-K Part II	Cincinnati Bell Inc.

The Company's primary strategic product for residential customers is Fioptics, which is available to 335,000 addresses or approximately 41% of Greater Cincinnati. In 2014, we invested $50.0 million to pass 59,000 thousand homes with Fioptics, and capital expenditures related to customer installation totaled $24.3 million. In addition we invested $18.8 million to enhance the user experience as well as upgrade the network core and related equipment to support increased subscriber growth. Fioptics revenue totaled $142.4 million in 2014, up 41% compared to the prior year as demand for the product remains strong. Our Fioptics high-speed internet subscribers increased by more than 40% from a year ago totaling 113,700 as of December 31, 2014. Fioptics video subscribers totaled 91,400 at year-end, up 23% from 2013. In the third quarter of 2014, we announced plans to accelerate the investment in Fioptics to capitalize on the growing demand for the product and capture market share due to the unique market opportunity resulting from the primary cable competitor in our operating territory being acquired by a competitor. During 2015, we plan to spend approximately $160 to $165 million on Fioptics and expect to pass an additional 100,000 units by year end. Our goal is to provide Fioptics to between 70% - 80% of our operating territory. We also anticipate incurring increased operating expenses by approximately $15 million in 2015 to support the acceleration. In addition, Wireline will absorb approximately $25 million of costs as a result of shutting down our wireless operations.
Strategic revenue for business customers totaled $166.4 million (including $7.6 million from Fioptics), up 12% from a year ago. For our business customers, strategic products include: dedicated internet, metro-ethernet, DWDM, audio conferencing, as well as VoIP and other broadband services, including private line and MPLS. In 2014 we invested $25.0 million in capital expenditures for fiber builds, which brings measurable deal driven returns from our business customers. The Company has connected approximately 5,800 business buildings with fiber-based services (also referred to as a lit building), including more than 550 multi-tenant units (MTU's) lit with fiber, expanded the fiber network to span more than 6,600 route miles, and provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber. We expect to continue to light additional MTU's and towers with fiber during 2015 to address customer demand.
In 2015, we expect to invest approximately $210 to $220 million in our strategic products, and we believe the growth in our strategic product revenue will continue to more than offset the decline from our legacy products, which include local voice, DSL, long distance, and low-bandwidth data transport services. Revenue from legacy products totaled $414.3 million in 2014, down 10% compared to the prior year due to a 9% loss of access lines and an 8% loss of long distance lines as wireless substitution continues. DSL subscribers also decreased in 2014, and the trend is expected to continue as customers switch to higher speed services, such as our Fioptics product.
IT Services and Hardware

Revenue for strategic managed services and professional services was $138.7 million in 2014, up 17%, driven by higher customer demand for staffing solutions and managed telephony service offerings. We expect similar growth rates in 2015 within those same areas of the business.
Demand for IT hardware is cyclical in nature. That is, in periods of fiscal restraint, a customer may defer these capital purchases and, instead, use its existing equipment for a longer period of time. Consequently, IT and telephony equipment sales in 2015 are somewhat dependent on the business economy and outlook in 2015.
In 2015, we plan to continue the integration of our IT Services and Hardware functions into our Wireline business markets operations. We expect the integration of these operations to reduce costs, improve technical and customer services, and drive back-office efficiencies.
Wireless
On April 6, 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our wireless spectrum licenses closed on September 30, 2014 for cash proceeds of $194.4 million. Simultaneously, a separate agreement to use certain spectrum licenses until we discontinue providing wireless service became effective. As of December 31, 2014 we maintained 82,400 wireless subscribers that we are required to migrate to other carriers. We plan to operate our wireless operations until no later than April 6, 2015, at which time we will transfer the tower leases being assumed and other assets being acquired.
Data Center Colocation
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former Data Center Colocation business. Commencing January 17, 2014, we were permitted to exchange the partnership units of CyrusOne LP into cash or shares of common stock of CyrusOne, as determined by CyrusOne, on a one-for-one basis based upon the fair value of a share

Form 10-K Part II	Cincinnati Bell Inc.

of CyrusOne common stock. On April 24, 2014, the limitations restricting the volumes of common shares we are allowed to sell terminated.
On June 25, 2014, we consummated the sale of 16.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. The sale generated proceeds of $355.9 million and resulted in a gain of $192.8 million. Prior to the sale of our 16.0 million partnership units of CyrusOne LP, we accounted for our 68% effective ownership of CyrusOne as an equity method investment. As of December 31, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units.
It is management's intent to sell down the Company's interests in CyrusOne over time and use such proceeds to further de-leverage the Company. The Company's amended Corporate Credit Agreement requires 85% of the proceeds to be used for debt repayments. As of December 31, 2014, the Company's investment in CyrusOne was valued at $785.0 million and the Company's tax basis in CyrusOne was approximately $450 million.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$1,689.3	$6.0	$30.6	$310.8	$1,341.9
Capital leases (2)	98.1	7.2	11.0	7.0	72.9
Interest payments on long-term debt, capital leases, and other financing arrangements (3)	750.0	121.2	240.5	199.1	189.2
Non-cancellable operating lease obligations	50.4	10.3	11.6	6.9	21.6
Purchase obligations (4)	178.1	157.9	20.2	—	—
Pension and postretirement benefits obligations (5)	63.3	27.5	22.4	4.1	9.3
Unrecognized tax benefits (6)	27.1	—	—	—	27.1
Other liabilities (7)	46.4	31.1	2.1	1.0	12.2
Total	$2,902.7	$361.2	$338.4	$528.9	$1,674.2

(1)	Long-term debt excludes net unamortized discounts and premiums.

(2)
Includes capital lease obligations and the associated asset retirement obligations primarily related to our wireless towers and vehicle fleets used in the deployment of our fiber network. Wireless tower leases and asset retirement obligations are $83.2 million of which approximately $25 million will be transferred to the acquirer of our wireless spectrum licenses no later than April 6, 2015.

(3)
Interest payments on both fixed and variable rate long-term debt, capital leases, and other financing arrangements assuming no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2014.

(4)
Purchase obligations primarily consist of amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance, outsourced services; and other purchase commitments.

(5)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2015 include approximately $12 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2015, its contractual obligation related to postretirement obligations only extends through 2015. Amounts for 2015 through 2022 include approximately $30 million of estimated cash contributions to its qualified pension plans, with approximately $13 million expected to be contributed in 2015. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2014. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2014, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not individually, or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.9 million as of December 31, 2014. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.
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

Form 10-K Part II	Cincinnati Bell Inc.

Warrants
As part of the March 2003 issuance of the 16% Senior Subordinated Discount Notes due 2009 ("16% Notes"), the purchasers of the 16% Notes received 17.5 million common stock warrants, which expired in March 2013, to purchase one share of Cincinnati Bell Inc. common stock at $3.00 each. During the first quarter of 2013, warrant holders exercised 14.3 million warrants. As a result, the Company issued 4.4 million shares of common stock and received cash proceeds of $5.1 million for the 1.7 million cash settled warrants. During 2012, warrant holders exercised 3.2 million warrants, primarily on a cashless basis, and received 1.5 million shares of common stock. As of December 31, 2014 and 2013, no warrants remained unexercised or unexpired.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, and as such, have a greater possibility of producing results that could be materially different than originally reported.
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
The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying values of goodwill and indefinite-lived intangible assets;

•	reviewing the carrying values of long-lived assets;

•	accounting for business combinations;

•	accounting for income taxes;

•	accounting for pension and postretirement expenses; and

•	accounting for termination benefits.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
IT Services and Hardware — Professional services, including product installations, are recognized as the service is provided. Maintenance services on telephony equipment are deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
Equipment revenue is recognized upon the completion of our contractual obligations, such as delivery or customer acceptance. Installation service revenue is generally recognized when installation is complete. We sell equipment and installation services on both a combined and standalone basis.
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
Data Center Colocation — Data center colocation rentals were generally billed monthly in advance and some contracts had escalating payments over the non-cancellable term of the contract. If rents escalated without the lessee gaining access to or control over additional leased space or power, and the lessee took possession of, or controlled the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee were recognized as revenue on a straight-line basis over the term of the lease. If rents escalated because the lessee gained access to and control over additional leased space or power, revenue was recognized in proportion to the additional space or power in the years that the lessee has control over the use of the additional space or power.

Form 10-K Part II	Cincinnati Bell Inc.

Some of the leases were structured on a full-service gross basis in which the customer paid a fixed amount for both colocation rental and power. Other leases provided that the customer would be billed for power based upon actual usage which was separately metered. In both cases, this revenue was presented on a gross basis in the accompanying Consolidated Statements of Operations. Power was generally billed one month in arrears and an estimate of this revenue was accrued in the month that the associated costs were incurred. We generally were not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
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
Accounting for Allowances for Uncollectible Accounts Receivable — The allowance for uncollectible accounts is determined using historical percentages of credit losses applied to outstanding aged receivables, as well as specific provisions for certain identifiable, potentially uncollectible balances. Management believes its allowance for uncollectible accounts represents a reasonable estimate of future credit losses. However, if one or more of our larger customers were to default on its accounts receivable obligations, or if general economic conditions in our operating area deteriorated, our future credit losses could exceed the amount recognized in the allowance for uncollectible accounts receivable. Most of our outstanding accounts receivable balances are with companies located within our geographic operating areas. As of December 31, 2014 and 2013, receivables with one large customer comprised 26% and 19%, respectively, of the Company's total accounts receivable. Our Wireline, IT Services and Hardware, and Wireless segments comprise 88%, 8%, and 4% of the allowance for uncollectible accounts receivable as of December 31, 2014, respectively.
Reviewing the Carrying Values of Goodwill and Indefinite-Lived Intangible Assets — The Company adheres to the amended guidance under ASC 350-20 in testing goodwill for impairment. Under this revised guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. A qualitative analysis was performed in 2014. In 2013, a quantitative analysis was performed. The Company performs impairment testing of goodwill and indefinite-lived intangible assets on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.
Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. No goodwill impairment losses were recognized in 2014, 2013 or 2012.
The Company adheres to the amended guidance under ASC 350-30 when testing indefinite-lived intangible assets, other than goodwill, for impairment, allowing us to perform a qualitative assessment before performing quantitative tests. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not impaired, the entity would not need to perform the quantitative tests.
Prior to September 30, 2014 Wireless owned wireless spectrum licenses which were indefinite-lived intangible assets. Effective September 30, 2014 the licenses were sold; therefore, no impairment test was performed in 2014. Simultaneous with the spectrum license sale, the company entered into agreements to use certain spectrum licenses until we are able to shut-down our wireless operations. Therefore, the deferred gain totaling $112.6 million was recorded in the Consolidated Balance Sheets as of December 31, 2014. The company plans to provide wireless service until no later than April 6, 2015.

Form 10-K Part II	Cincinnati Bell Inc.

In 2013, a quantitative approach was utilized to test these licenses for potential impairment. The fair value of these licenses in 2013 was determined by using both the “Greenfield” method and the "Auction" method. The Greenfield method is an income approach technique that presents the expected economics of an actual asset using a hypothetical set of operating assumptions. Specifically, in this approach, a hypothetical start-up of a business is assumed wherein the only asset of the business is the spectrum being analyzed. The Auction method measures the value of the spectrum by examining transactions in the marketplace involving the sale of spectrum with attributes similar to those of the subject. The Greenfield method was weighted more heavily than the Auction method due to limited transactions in the market. As of December 31, 2013, the fair value of these licenses exceeded the carrying value of this asset by more than 25%. No impairment was recognized on these licenses in 2014, 2013 or 2012.
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
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets. This could have a substantial impact on our future operating results. Excluding the results of CyrusOne, a one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $17 million.
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
In 2012, management identified impairment indicators for a customer relationship intangible and long-lived assets primarily associated with our former Data Center Colocation segment. As a result of the analysis, management recorded an impairment loss of $13.3 million on a customer relationship intangible and certain long lived assets. In the fourth quarter of 2014, an impairment loss of $4.6 million was recorded by the Wireline segment to account for an abandoned internal use software project. In 2012, the Wireline segment recognized an impairment loss of $0.5 million on an out-of-territory fiber network that was not expected to generate sufficient future cash flows to recover the carrying value.
In 2014, 2013 and in 2012, management identified impairment indicators for its Wireless long-lived assets resulting from continued subscriber losses. We performed step one of the impairment test using cash flow projections from our most recent long-term business plan and other updated assumptions. Management estimated the cash flows of this asset group considering projected declines in wireless subscribers and included estimates of future expenses, capital expenditures and an estimated terminal value. As the cash flows exceeded the carrying value of this asset group, no impairment loss was recognized in 2014, 2013 or 2012. The gross cash flows exceeded the carrying value of this asset group by less than 10%.

Form 10-K Part II	Cincinnati Bell Inc.

During the first quarter of 2013, we changed the estimated useful lives assigned to the wireless network software which resulted in a one-time depreciation charge of $8.5 million. In the fourth quarter of 2013, during our annual asset impairment testing, we determined the estimate of our useful lives of all wireless assets should be shortened to 30 months to take into consideration the continued reduction in our subscriber base and the potential for the asset lives to be limited. In the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we further reduced the remaining useful life of those assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of these changes in estimate, wireless depreciation and amortization expense increased by $62.2 million in 2014 compared to the prior year. In the third quarter of 2014, the Wireless segment recorded an asset impairment charge of $7.5 million related to the write-off of certain construction-in-process projects that will no longer be completed due to the wind down of the Wireless business.
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
There were no business combinations in 2012, 2013, or 2014. However, in determining the fair value of the assets acquired, management has historically utilized several valuation methods:

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
Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2011.
The Company has net operating loss carryforwards at the federal, state, local and foreign levels. Federal tax loss carryforwards are available to offset taxable income in current and future periods. The majority of these tax loss carryforwards will expire in 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain.
A valuation allowance of $64.4 million and $68.3 million has been recognized as of December 31, 2014 and 2013, respectively. While the valuation allowance is primarily against state, local, and foreign net operating losses, it also includes $10.7 million of allowances against Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date. In 2014 we reduced valuation allowances by $3.9 million for expiring net operating losses, state rate changes and the release of a $0.7 million federal valuation allowance on an investment in which sufficient capital gains are now available to offset any potential capital losses.
As of December 31, 2014 and 2013, the liability for unrecognized tax benefits was $27.1 million and $24.1 million, respectively. As of December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $26.3 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans. Actuarial gains (losses) and prior service costs that arise during the period are recognized as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

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
Pension plan amendments were approved in May 2013 and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations in the second quarter of 2013. Also, in August 2013, the Company approved several amendments to the postretirement plan that required a remeasurement of the associated benefit obligations. As a result, the Company recorded a $26.1 million reduction to the postretirement liability in the third quarter of 2013. No amendments to the plan were proposed in 2014.
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
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2014 and 2013, the discount rate used to value the pension plans was 3.40% and 4.20%, respectively, while the discount rate used to value the postretirement plans was 3.40% and 4.10%, respectively. Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2014.
Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans, and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2014 and 2013, the estimated long-term rate of return on pension plan assets was 7.75%. The long-term rate of return on postretirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts, which represent over 90% of invested assets, were gains of 12% in 2014, 16% in 2013 and 15% in 2012. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. As of both December 31, 2014 and 2013, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5%. As of December 31, 2014, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2018.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact assets, liabilities, equity, cash flow, costs of services and products, and selling, general and administrative expenses.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2014:

		Pension Benefits		Postretirement and Other Benefits
		Increase/	Increase/	Increase/	Increase/
	% Point	(Decrease) in	(Decrease) in	(Decrease) in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	$28.5/($28.5)	$0.9/($0.9)	$5.1/($4.6)	$0.1/($0.1)
Expected return on assets	+/- 0.5%	n/a	$1.8/($1.8)	n/a	$0.1/($0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$5.0/($4.5)	$0.2/($0.1)
At December 31, 2014 and 2013, unrecognized actuarial net losses were $332.4 million and $284.7 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the period that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service period of active employees for the pension and bargained postretirement plans (approximately 10-14 years) and average life expectancy of retirees for the management postretirement plan (approximately 16 years).
Accounting for Termination Benefits — The Company has written severance plans covering both its management and union employees and, as such, accrues probable and estimable employee separation liabilities in accordance with ASC 712, "Compensation — Nonretirement Postemployment Benefits". These liabilities are based on our historical termination rates, historical severance costs, as well as management’s expectation of future severance events. As of December 31, 2014 and 2013, accrued employee separation liabilities were $5.9 million and $9.7 million, respectively, resulting largely from projected headcount reductions primarily in our Wireline and Wireless segments.
When employee terminations occur, management also considers the guidance in ASC 715 to determine if employee terminations give rise to a pension and postretirement curtailment charge. Our accounting policy is that terminations in a calendar year involving 10% or more of the plan future service years are deemed to be a plan curtailment.
Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the FCC's approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in and adoption of advanced telecommunications services, particularly broadband Internet access services. In addition, more recently the FCC has been focusing on efforts it believes will promote competition, consumer protection, universal service and public safety and national security.
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

Form 10-K Part II	Cincinnati Bell Inc.

In October 2011 the FCC adopted new rules (Report and Order in WC Docket No. 10-90, FCC 11-161, the "Order") aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. The Order capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for price cap companies. Under Phase II, $1.8 billion of annual support will be available for areas served by price cap ILECs. The cost model that will be used to set the Phase II support amounts for each price cap area has been finalized and the FCC is expecting to announce support amounts for eligible price cap carriers in early 2015. Price cap ILECs will have the right of first refusal for the support. If the price cap carrier declines to make the state-level commitment associated with the support, the support will be distributed via a competitive bidding process. Once the Phase II support is available, the Phase I support will be phased out and carriers accepting the Phase II commitment will have the funds available for a six year period. The price cap carrier changes adopted in 2011 froze CBT's high cost support at approximately $0.8 million. CBT is eligible to receive this frozen support until the Phase II program is implemented. CBT anticipates it will be eligible for approximately $2 million in Phase II support beginning in 2015 if it chooses to accept it.
During 2013 the FCC took several steps to reform the low income support program adopted in 2012 in order to control the cost of this portion of the fund. The reforms, aimed primarily at eliminating waste, fraud and abuse in the Lifeline program require participating carriers to access the National Lifeline Accountability Database before enrolling any new Lifeline subscribers. Until July 1, 2014 both CBT and CBW participated in the Lifeline program. However, effective July 1, 2014, CBW relinquished its eligible telecommunications carrier status and withdrew from the Lifeline program. CBT remains a Lifeline provider and currently serves approximately 5,500 Lifeline customers.
During 2014 the FCC adopted two orders reforming the Schools and Libraries component of the Universal Service Fund. The first order adopted a plan for phasing out support for voice services and allotted $1 billion per year for the next two years for funding Wi-Fi and other services to provide connectivity within schools and libraries. The second order, adopted in late 2014, increased the cap on the Schools and Libraries fund to $3.9 billion per year. These decisions may result in changes in the mix of services schools and libraries purchase from the Company and will increase the USF assessment on carriers to pay for the increased funding levels. However, because the assessments are generally fully passed on to consumers, the increased assessment should be neutral for the Company.
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
Special Access
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap, and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. The special access review proceeding examines the entire special access pricing structure, including whether or not to reinstate an earnings cap and whether the pricing flexibility rules should be modified. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request are due in the first quarter of 2015 and will be analyzed by the FCC. The impact of any action by the FCC in this proceeding is still uncertain and likely several years away.

Form 10-K Part II	Cincinnati Bell Inc.

IP Transition
In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched Time-division Multiplexing (“TDM”) networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014 and is likely to receive increasing prominence on the FCC’s agenda over the next several years. The outcome of this examination and any regulations adopted setting parameters for how carriers must transition from TDM to IP-based networks could have positive and/or negative consequences for virtually all providers of TDM and IP-based services.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In 2009, the FCC opened a proceeding to codify the “net neutrality” principles established in the 2005 policy statement. However, in April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that require broadband providers to publicly disclose network management practices, restrict them from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. The rules took effect in 2011, and although appeals of these rules were filed, most broadband providers, including our Wireline and Wireless operations, implemented procedures to comply with the rules. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they are akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. During 2014, the FCC opened a new proceeding to revise the net neutrality rules in light of the D.C. Court’s decision. Although the initial proposal sought to reinstate rules using a commercially reasonable standard under authority of Section 706, it now appears that the Commission is likely to move forward in early 2015 by reclassifying broadband Internet access as a telecommunications service under Title II of the Communications Act. Although the FCC Chairman has indicated that the Commission will forbear from applying many of the Title II regulations to broadband Internet access, the potential for more onerous regulation will add uncertainty regarding the ultimate regulatory treatment of broadband Internet access if the FCC moves forward under Title II. However, in the near-term, the Company foresees little impact from the expected decision.
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

Form 10-K Part II	Cincinnati Bell Inc.

Statutory changes enacted by the Ohio General Assembly in August 2005 gave the Public Utilities Commission of Ohio ("PUCO") the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). Under these rules, CBT applied for and received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges. In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011. Furthermore, the legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011. The PUCO is currently reviewing its retail rules and service standards with completion anticipated in late 2015.  Depending on the PUCO’s actions, additional savings and revenue opportunities may result.
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

Form 10-K Part II	Cincinnati Bell Inc.

Ohio, Kentucky and Indiana Cable Franchises
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
Recently Issued Accounting Standards
Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the years ended December 31, 2014, 2013 or 2012.
Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•
the Company’s substantial debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally;

•	the Corporate Credit Agreement and other indebtedness impose significant restrictions on the Company;

•
the Company depends on its Corporate Credit Agreement's revolving credit facility and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;

•	the servicing of the Company's indebtedness requires a significant amount of cash, and its ability to generate cash depends on many factors beyond its control;

•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;

•
the Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted;

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;

•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company's success in the telecommunications industry;

•	accelerating the pace of investment in our Fioptics suite of products could have a negative impact on our financial results;

•	the Company may be unable to grow our revenue and cash flows despite the initiatives we have implemented;

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

Form 10-K Part II	Cincinnati Bell Inc.

•	increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers;

•	we may be liable for material that content providers distribute on our networks;

•	cyber attacks or other breaches of network or other information technology security could have an adverse effect on our business;

•	natural disasters, terrorists acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations;

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

•	the loss of any of the senior management team or attrition among key sales associates could adversely affect the Company's business, financial condition, results of operations, and cash flows;

•	the Company no longer controls CyrusOne, but effectively maintains a 44% ownership interest with a fair value of $785.0 million as of December 31, 2014;

•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;

•	the Company's failure to remove all subscribers from the wireless network may result in a fine or a penalty adversely affecting revenues, earnings and cash flows;

•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;

•	the Company's future cash flows could be adversely affected if it is unable to realize its deferred tax assets;

•	adverse changes in the value of assets or obligations associated with the Company's employee benefit plans could negatively impact shareowners' deficit and liquidity;

•
third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products;

•	we could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements;

•	third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury; and

•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health, and human safety laws.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Corporate Credit Agreement and Receivables Facility and changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2014 and 2013, the Company held no derivative financial instruments. As of December 31, 2014 the Company had variable-rate borrowings of $533.2 million under the Tranche B Term Loan Facility, $19.2 million under the Receivables Facility, and no borrowings under the Corporate Credit Agreement's revolving credit facility. The interest on these debt arrangements varies with changes in the LIBOR rate. A hypothetical increase or decrease of one percentage point in the LIBOR rate would increase or decrease our annual interest expense on these variable-rate borrowings by approximately $5.5 million, assuming no additional borrowings or repayments are made under these agreements.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2014 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$300.0	$—	$835.7	$1,135.7	$1,170.3
Weighted average interest rate on fixed-rate debt	—	—	—	8.8%	—	8.0%	8.2%	—
Variable-rate debt:	$5.4	$24.6	$5.4	$5.4	$5.4	$506.2	$552.4	$545.8
Average interest rate on variable-rate debt	4.0%	1.4%	4.0%	4.0%	4.0%	4.0%	3.9%	—
At December 31, 2013, the carrying value and fair value of fixed-rate debt was $1,483.4 million and $1,562.5 million, respectively.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 26, 2015

/s/ Theodore H. Torbeck
Theodore H. Torbeck
President and Chief Executive Officer

/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2015

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareowners’ deficit and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2015

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$57.9	$4.6
Receivables, less allowances of $12.4 and $12.2	159.8	145.6
Receivable from CyrusOne	7.7	9.2
Inventory, materials and supplies	25.0	23.8
Deferred income taxes	68.9	55.3
Prepaid expenses	15.3	11.0
Other current assets	2.0	1.6
Total current assets	336.6	251.1
Property, plant and equipment, net	859.5	902.8
Investment in CyrusOne	273.6	471.0
Goodwill	14.4	14.4
Intangible assets, net	1.0	91.7
Deferred income taxes	300.7	339.7
Other noncurrent assets	33.9	36.6
Total assets	$1,819.7	$2,107.3
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.2	$12.6
Accounts payable	135.6	89.4
Payable to CyrusOne	0.4	0.5
Unearned revenue and customer deposits	31.7	32.5
Accrued taxes	10.6	12.9
Accrued interest	22.1	31.6
Accrued payroll and benefits	37.3	38.0
Deferred gain on sale of wireless spectrum licenses	112.6	—
Other current liabilities	46.3	36.8
Total current liabilities	409.8	254.3
Long-term debt, less current portion	1,771.0	2,252.6
Pension and postretirement benefit obligations	240.1	202.7
Other noncurrent liabilities	47.3	74.4
Total liabilities	2,468.2	2,784.0
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2014 and 2013; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,571,138 and 208,656,995 shares issued; 209,296,068 and 208,165,275 shares outstanding at December 31, 2014 and 2013	2.1	2.1
Additional paid-in capital	2,582.9	2,590.6
Accumulated deficit	(3,187.9)	(3,263.5)
Accumulated other comprehensive loss	(173.9)	(133.3)
Common shares in treasury, at cost	(1.1)	(2.0)
Total shareowners’ deficit	(648.5)	(676.7)
Total liabilities and shareowners’ deficit	$1,819.7	$2,107.3
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue
Services	$999.6	$1,039.3	$1,272.8
Products	278.6	217.6	201.1
Total revenue	1,278.2	1,256.9	1,473.9
Costs and expenses
Cost of services, excluding items below	454.2	430.4	492.2
Cost of products sold, excluding items below	244.9	215.9	204.7
Selling, general and administrative	223.1	220.8	269.5
Depreciation and amortization	231.0	169.6	217.4
Restructuring charges	15.9	13.7	3.4
Transaction-related compensation	—	42.6	—
Curtailment gain	—	(0.6)	—
(Gain) loss on sale or disposal of assets, net	(0.3)	2.4	(1.6)
Amortization of deferred gain	(22.9)	(3.3)	(2.3)
Impairment of assets	12.1	—	14.2
Transaction costs	4.4	1.6	6.3
Total operating costs and expenses	1,162.4	1,093.1	1,203.8
Operating income	115.8	163.8	270.1
Interest expense	148.7	182.0	218.9
Loss on extinguishment of debt	19.6	29.6	13.6
Loss from CyrusOne equity method investment	7.0	10.7	—
Gain on sale of CyrusOne equity method investment	(192.8)	—	—
Other expense (income), net	0.3	(1.3)	1.7
Income (loss) before income taxes	133.0	(57.2)	35.9
Income tax expense (benefit)	57.4	(2.5)	24.7
Net income (loss)	75.6	(54.7)	11.2
Preferred stock dividends	10.4	10.4	10.4
Net income (loss) applicable to common shareowners	$65.2	$(65.1)	$0.8
Basic and diluted earnings (loss) per common share	$0.31	$(0.32)	$0.00

Weighted-average common shares outstanding (millions)
Basic	208.5	205.9	197.0
Diluted	209.6	205.9	204.7

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$75.6	$(54.7)	$11.2
Other comprehensive (loss) income , net of tax:
Foreign currency translation loss	(0.1)	(0.1)	—
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($25.0), $30.7, ($5.1)	(45.4)	56.8	(9.2)
Net prior service credit, net of tax of $6.1	—	11.3	—
Amortization of prior service benefits included in net income (loss), net of tax of ($5.4), ($5.2), ($4.8)	(9.8)	(8.7)	(8.3)
Amortization of net actuarial loss included in net income (loss), net of tax of $8.0, $10.1, $9.5	14.7	17.5	16.7
Reclassification adjustment for curtailment gain included in net income (loss), net of tax of ($0.2)	—	(0.4)	—
Total other comprehensive (loss) income, net of tax	(40.6)	76.4	(0.8)
Total comprehensive income	$35.0	$21.7	$10.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2011	3.1	$129.4	196.3	$2.0	$2,584.6	$(3,220.0)	$(208.9)	(0.6)	$(2.3)	$(715.2)
Net income	—	—	—	—	—	11.2	—	—	—	11.2
Other comprehensive loss	—	—	—	—	—	—	(0.8)	—	—	(0.8)
Shares issued under employee plans	—	—	5.2	—	14.5	—	—	—	—	14.5
Shares purchased under employee plans and other	—	—	—	—	(2.8)	—	—	—	—	(2.8)
Stock-based compensation	—	—	—	—	5.2	—	—	—	—	5.2
Exercise of warrants	—	—	1.5	—	0.1	—	—	—	—	0.1
Repurchase and retirement of shares	—	—	—	—	(0.3)	—	—	0.1	0.3	—
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2012	3.1	129.4	203.0	2.0	2,590.9	(3,208.8)	(209.7)	(0.5)	(2.0)	(698.2)
Net loss	—	—	—	—	—	(54.7)	—	—	—	(54.7)
Other comprehensive income	—	—	—	—	—	—	76.4	—	—	76.4
Shares issued under employee plans	—	—	1.6	—	2.4	—	—	—	—	2.4
Shares purchased under employee plans and other	—	—	(0.3)	—	(2.3)	—	—	—	—	(2.3)
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Exercise of warrants	—	—	4.4	0.1	5.1	—	—	—	—	5.2
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2013	3.1	129.4	208.7	2.1	2,590.6	(3,263.5)	(133.3)	(0.5)	(2.0)	(676.7)
Net income	—	—	—	—	—	75.6	—	—	—	75.6
Other comprehensive loss	—	—	—	—	—	—	(40.6)	—	—	(40.6)
Shares issued under employee plans	—	—	1.1	—	1.4	—	—	—	—	1.4
Shares purchased under employee plans and other	—	—	(0.2)	—	(2.0)	—	—	0.2	0.9	(1.1)
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2014	3.1	$129.4	209.6	$2.1	$2,582.9	$(3,187.9)	$(173.9)	(0.3)	$(1.1)	$(648.5)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$75.6	$(54.7)	$11.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	231.0	169.6	217.4
Loss on extinguishment of debt	19.6	29.6	13.6
Loss from CyrusOne equity method investment	7.0	10.7	—
Gain on sale of CyrusOne equity method investment	(192.8)	—	—
(Gain) loss on sale of assets	(0.3)	2.4	(1.6)
Impairment of assets	12.1	—	14.2
Provision for loss on receivables	10.4	11.3	13.9
Noncash portion of interest expense	6.2	7.5	7.8
Deferred income tax expense, including valuation allowance change	47.4	(2.7)	21.6
Pension and other postretirement payments in excess of expense	(25.7)	(49.7)	(28.4)
Amortization of deferred gain	(22.9)	(3.3)	(2.3)
Stock-based compensation	3.3	4.9	5.2
Excess tax benefit for share based payments	(0.1)	(0.5)	(2.4)
Other, net	3.9	(3.4)	0.9
Changes in operating assets and liabilities, net of effects of divestitures:
(Increase) decrease in receivables	(23.7)	0.5	(33.6)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(7.2)	(0.8)	(14.5)
Increase (decrease) in accounts payable	38.7	(17.7)	(6.9)
Decrease in accrued and other current liabilities	(0.8)	(18.1)	(10.0)
Decrease in other noncurrent assets	0.7	0.8	4.6
(Decrease) increase in other noncurrent liabilities	(7.2)	(7.6)	2.0
Net cash provided by operating activities	175.2	78.8	212.7
Cash flows from investing activities
Capital expenditures	(182.3)	(196.9)	(367.2)
Proceeds from sale of CyrusOne equity method investment	355.9	—	—
Dividends received from CyrusOne	28.4	21.3	—
Proceeds from sale of Wireless spectrum licenses	194.4	—	—
Proceeds from sale of assets	2.0	2.0	1.6
Increase in restricted cash	—	—	(11.1)
Release of restricted cash	—	0.4	4.9
Cash divested from deconsolidation of CyrusOne	—	(12.2)	—
Other, net	(5.8)	—	—
Net cash provided by (used in) investing activities	392.6	(185.4)	(371.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	536.0	525.0
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(127.0)	94.2	52.0
Repayment of debt	(376.5)	(530.8)	(442.4)
Debt issuance costs	(0.9)	(6.7)	(20.9)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
CyrusOne stock issuance costs	—	—	(5.7)
Common stock repurchase	—	—	(0.3)
Proceeds from exercise of options and warrants	1.3	7.1	12.1
Excess tax benefit for share based payments	0.1	0.5	2.4
Financing obligations and other, net	(1.1)	(2.3)	(2.8)
Net cash (used in) provided by financing activities	(514.5)	87.6	109.0
Net increase (decrease) in cash and cash equivalents	53.3	(19.0)	(50.1)
Cash and cash equivalents at beginning of year	4.6	23.6	73.7
Cash and cash equivalents at end of year	$57.9	$4.6	$23.6
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2014, the Company managed its business by product and service offerings in three segments: Wireline, IT Services and Hardware, and Wireless. On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, we retained ownership of approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations. Therefore, effective January 24, 2013, we no longer include the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment.
On June 25, 2014, we consummated the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $22.26 per unit. As of December 31, 2014, we effectively own 44% of CyrusOne, which is held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. We continue to account for our investment in CyrusOne using the equity method.
In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. This agreement to sell our wireless spectrum license closed on September 30, 2014, for cash proceeds of $194.4 million. As a result, we derecognized the $88.2 million carrying value of the licenses previously reported as "Intangible assets, net" in the Consolidated Balance Sheets. Also on September 30, 2014, we entered into a separate agreement to use certain spectrum licenses for $8.00 until we no longer provide wireless service. We recorded the fair value of the leased spectrum of $6.4 million in "Prepaid expenses" in the Consolidated Balance Sheets. This fair value is considered a Level 3 measurement based on other comparable transactions. The asset is being amortized over a six month period and had a net carrying value of $3.2 million as of December 31, 2014. In addition, as we continue to use the licenses, we deferred the gain of $112.6 million related to the sale of the spectrum. We plan to operate and generate cash from our wireless operations until no later than April 6, 2015. At that time, we will transfer certain leases and other assets to the acquiring company valued at approximately $25 million.

Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, comprehensive income, financial position, and cash flows for each period presented.
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

Form 10-K Part II	Cincinnati Bell Inc.

provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Cash and Cash Equivalents — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one large customer that makes up 26% and 19% of the outstanding accounts receivable balance at December 31, 2014 and 2013, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2014 and 2013, unbilled receivables totaled $15.6 million and $23.2 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Inventory, Materials and Supplies — Inventory, materials and supplies consists of wireline network components, various telephony and IT equipment to be sold to customers, wireless handsets to support our agreement with Verizon Wireless to sell their products and services in our retail stores, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market. As of December 31, 2013, the Wireless segment maintained handsets to support the wireless business.
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
Intangible assets not subject to amortization — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. Prior to completing the sale of our wireless spectrum licenses, Federal Communications Commission ("FCC") licenses for wireless spectrum represented indefinite-lived intangible assets and were renewed annually for a nominal fee based on meeting service and geographic coverage requirements.

Form 10-K Part II	Cincinnati Bell Inc.

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
Equity Method Investments - Effective January 24, 2013, the completion date of CyrusOne's IPO, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Consolidated Statement of Operations. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results. For the year ended December 31, 2014 and December 31, 2013, the Company received cash dividends from CyrusOne totaling $28.4 million and $21.3 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment.
During 2014, we invested a total of $5.5 million in other entities, which are accounted for as equity method investments and the carrying value has been recorded within “Other noncurrent assets” in the Consolidated Balance Sheets. The Company's proportionate share of the investments’ net loss had a minimal impact on our Consolidated Statement of Operations.
Our equity method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired.
Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $2.9 million and $2.5 million as of December 31, 2014 and 2013, respectively, and was included in “Other noncurrent assets” in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
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
The Company has sales with one large customer that contributed 14% to consolidated revenue in 2014. The same customer had receivables of 26% and 19% of the outstanding accounts receivable balance as of December 31, 2014 and 2013, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

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
IT Services and Hardware — Professional services, including product installations, are recognized as the service is provided. Maintenance services on telephony equipment are deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $8.9 million, $12.2 million, and $16.6 million in 2014, 2013, and 2012, respectively.
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
Regulatory taxes — The Company incurs federal regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2014, 2013, and 2012 were $17.9 million, $18.9 million, and $22.2 million, respectively. The amounts expensed for 2014, 2013, and 2012 were $19.6 million, $19.2 million, and $24.4 million, respectively. We record all other federal taxes collected from customers on a net basis.
Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees and non-employee directors. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the required service period, generally defined as the applicable vesting period. For awards which contain a performance condition, compensation expense is recognized over the service period, when achievement of the performance condition is deemed probable. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, an assumption is also made for the estimated forfeiture rate based on the historical behavior of employees. The forfeiture rate reduces the total fair value of the awards to be recognized as compensation expense. Our accounting policy for graded vesting awards is to recognize compensation expense on a straight-line basis over the vesting period. We have also granted employee awards to be ultimately paid in cash which are indexed to the change in the Company’s common stock price. These awards are adjusted to the fair value of the Company's common stock, and the adjusted fair value is expensed on a pro-rata basis over the vesting period. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.

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

2.    Recently Issued Accounting Standards
In July 2013, the FASB issued new guidance under Accounting Standards Update ("ASU") 2013-11 regarding the presentation of unrecognized tax benefits in financial statements. This new standard requires the netting in the balance sheet of unrecognized tax benefits against a deferred tax asset for a same-jurisdiction loss or other carryforward that would apply in settlement of the uncertain tax positions. To the extent a net operating loss ("NOL") or tax credit carryforward is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the balance sheet as a liability. This standard went into effect for annual and interim periods beginning after December 15, 2013. We adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2014. The adoption of this standard did not have a material impact on our financial statements for the year ended December 31, 2014.
In February 2013, the FASB amended the guidance in ASC 220 on comprehensive income. The new guidance requires additional information to be disclosed about the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amounts reclassified are required under GAAP to be reclassified in their entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, cross references to other disclosures will be required. As we adopted this new guidance beginning with our interim financial statements for the three months ended March 31, 2013, all years presented are comparable. See Note 12 for our disclosures.
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
On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items. The updated standard will no longer allow for transactions that are unusual in nature and occur infrequently to be presented net-of-tax after income from continuing operations as an extraordinary item in the Consolidated Statements of Operations. Under the new guidance, these transactions will be separately presented within income from continuing operations similar to current guidance for transactions that are unusual in nature or occur infrequently. The standard will be effective for us on January 1, 2016. The adoption of this pronouncement is not expected to have a material impact on our financial statements as there are no transactions presented as an extraordinary item on the Consolidated Statements of Operations.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Form 10-K Part II	Cincinnati Bell Inc.

3.	Investment in CyrusOne
On January 24, 2013, we completed the IPO of CyrusOne, our former Data Center Colocation segment. As of this date, we no longer control CyrusOne's operations and we removed the following assets and liabilities of CyrusOne from our consolidated financial statements:

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
Prior to the sale of our 16.0 million partnership units of CyrusOne LP, we accounted for our 68% effective ownership of CyrusOne as an equity method investment. As of December 31, 2014, we effectively owned 44% of CyrusOne, which was held in the form of 1.9 million shares of CyrusOne common stock and approximately 26.6 million CyrusOne LP partnership units. As we continue to have significant influence over CyrusOne, we account for this investment using the equity method. For the year ended December 31, 2014, our equity method share of CyrusOne's net loss was $7.0 million. For the year ended December 31, 2013, our equity method share of CyrusOne's net loss was $10.7 million.
As of December 31, 2014, the fair value of this investment was $785.0 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.

Summarized financial information for CyrusOne is as follows:

(dollars in millions)	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013
Revenue	$330.9	$248.4
Operating income	40.0	28.9
Net loss	(14.5)	(15.6)

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2014	December 31, 2013
Net investment in real estate	$1,051.4	$883.8
Total assets	1,586.5	1,506.8
Total liabilities	869.5	729.2

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.
Operating Expenses - We lease data center and office space from CyrusOne at certain locations in our operating territory under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also provides certain administrative services to CyrusOne which are billed based on agreed-upon rates. These expense recoveries from CyrusOne are credited to the expense account in which they were initially recorded.
For the year ended December 31, 2013, we recognized transaction-related compensation of $20.0 million associated with payments made to CyrusOne employees in April 2013. See Note 8 for further discussion of this compensation plan.
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013
Revenue:
Services provided to CyrusOne	$1.7	$2.1

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$20.0
Charges for services provided by CyrusOne	9.1	8.8
Administrative services provided to CyrusOne	(0.5)	(0.6)
Total operating costs and expenses	$8.6	$28.2

Dividends of $28.4 million and $21.3 million were received in 2014 and 2013, respectively. In addition, on November 4, 2014, CyrusOne declared dividends of $0.21 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on January 9, 2015 to holders of record as of December 26, 2014.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until terminated by the mutual written consent of the parties or when the Company is no longer required to file the Texas Margin Tax return on a consolidated basis with CyrusOne.  As of December 31, 2014 and 2013, the receivable for prior periods covered by this agreement amounted to $1.7 million and $1.5 million, respectively. These balances are included in Receivable from CyrusOne.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2014, amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	December 31, 2014	December 31, 2013
Accounts receivable	$1.7	$2.1
Dividends receivable	6.0	7.1
Receivable from CyrusOne	$7.7	$9.2

Accounts payable	$0.4	$0.5
Payable to CyrusOne	$0.4	$0.5

4.	Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2014	2013	2012
Numerator:
Net income (loss)	$75.6	$(54.7)	$11.2
Preferred stock dividends	10.4	10.4	10.4
Net income (loss) applicable to common shareowners - basic and diluted	$65.2	$(65.1)	$0.8
Denominator:
Weighted-average common shares outstanding - basic	208.5	205.9	197.0
Warrants	—	—	4.5
Stock-based compensation arrangements	1.1	—	3.2
Weighted-average common shares outstanding - diluted	209.6	205.9	204.7
Basic and diluted earnings (loss) per common share	$0.31	$(0.32)	$0.00
For the year ended December 31, 2014, awards under the Company’s stock-based compensation plans for common shares of 3.6 million were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the year ended December 31, 2013, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the year ended December 31, 2012, awards under our stock-based compensation plans for common shares of 5.3 million were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

5.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2014	2013
Land and rights-of-way	$4.3	$4.3	20	-	Indefinite
Buildings and leasehold improvements	174.0	172.8	2	-	40
Network equipment	3,028.6	2,897.7	2	-	50
Office software, furniture, fixtures and vehicles	157.9	152.9	2	-	14
Construction in process	25.7	20.7	n/a
Gross value	3,390.5	3,248.4
Accumulated depreciation	(2,531.0)	(2,345.6)
Property, plant and equipment, net	$859.5	$902.8
Depreciation expense on property, plant and equipment was $228.5 million, $166.0 million, and $198.8 million in 2014, 2013, and 2012, respectively. Approximately 89%, 85%, and 87% of "Depreciation," as presented in the Consolidated Statements of Operations in 2014, 2013, and 2012, respectively, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 9 to 22 years.

During the year ended December 31, 2014, an asset impairment loss of $7.5 million was recognized for the write-off of certain construction-in-progress projects that will no longer be completed due to the wind down of wireless operations. Additionally, the Wireline segment recognized an asset impairment loss of $4.6 million for the abandonment of an internal use software project. No asset impairment losses were recognized in 2013. During the year ended December 31, 2012, an asset impairment loss of $11.8 million was recognized in the Data Center Colocation segment on certain leasehold improvements. Also during 2012, asset impairment losses of $0.4 million and $0.5 million were recognized in the Wireless and Wireline segments, respectively. The Wireless impairment loss was associated with abandoned assets that have no resale market, and the Wireline impairment loss was associated with an out-of-territory fiber network.
In the first quarter of 2013, and in connection with our review of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded depreciation expense of $8.5 million in the first quarter of 2013 which increased basic and diluted loss per share by approximately $0.03 per share.
In conjunction with our long-lived asset analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all of our Wireless property, plant and equipment. The remaining useful lives for all Wireless property, plant, and equipment assets were reduced to 30 months as of December 31, 2013, resulting in additional depreciation expense of $3.0 million in the quarter. The additional depreciation expense in the fourth quarter of 2013 had the impact of increasing basic and diluted loss per share for the year by $0.01 per share.
Following the agreement to sell our wireless spectrum licenses and certain other assets in the second quarter of 2014, we further reduced the remaining useful lives of those assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of the combined changes in estimate, depreciation and amortization expense increased by $62.2 million for the year ended December 31, 2014 and reduced both basic and diluted earnings per share by approximately $0.17 per share. In addition, adjusting the useful lives of our Wireless property, plant and equipment also required that we reduce the amortization period of the deferred gain associated with the 2009 tower sale in a similar manner. Amortization of the deferred gain associated with the tower sale totaled $22.9 million in 2014, an increase of $19.6 million, with an effective impact on both basic and diluted earnings per share of approximately $0.05 per share. Amortization of deferred gain of $3.3 million and $2.3 million was recorded for the years ended December 31, 2013, and 2012, respectively.
As of December 31, 2014 and 2013, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles include $124.4 million and $126.8 million, respectively, of assets accounted for as capital leases or financing arrangements. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

6.    Goodwill and Intangible Assets
Goodwill
At December 31, 2014 and 2013, the gross value of goodwill was $64.7 million. Accumulated impairment losses totaling $50.3 million as of December 31, 2014 and 2013 were related to the Wireless segment. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of $276.2 million of goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

(dollars in millions)	Wireline	IT Services and Hardware	Wireless	Data Center Colocation	Total
Balance as of December 31, 2012	$11.8	$2.6	$—	$276.2	$290.6
Goodwill divested from deconsolidation of CyrusOne	—	—	—	(276.2)	(276.2)
Balance as of December 31, 2013	11.8	2.6	—	—	14.4
Impairment	—	—	—	—	—
Balance as of December 31, 2014	$11.8	$2.6	$—	$—	$14.4
Intangible Assets Not Subject to Amortization
As of December 31, 2014, the Company had no intangible assets not subject to amortization due to the agreement to sell our FCC wireless spectrum licenses which closed on September 30, 2014. As of December 31, 2013, intangible assets not subject to amortization consisted solely of FCC wireless spectrum licenses with a carrying value of $88.2 million.
Intangible Assets Subject to Amortization
As of December 31, 2014 and 2013, intangible assets subject to amortization consisted of customer relationships and trademarks. For the years ended December 31, 2014 and 2013, no impairment losses were recognized on intangible assets subject to amortization. For the year ended December 31, 2012, an impairment loss of $1.5 million was recognized by our former Data Center Colocation segment on a customer relationship intangible.
Summarized below are the carrying values for the major classes of intangible assets subject to amortization:

	Weighted-
	Average	December 31, 2014		December 31, 2013
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships
Wireline	10	$7.0	$(6.6)	$7.0	(6.1)
Wireless	9	8.7	(8.6)	8.7	(8.5)
		15.7	(15.2)	15.7	(14.6)
Trademarks
Wireless	6	6.2	(5.7)	6.2	(3.8)

		21.9	$(20.9)	$21.9	$(18.4)
Amortization expense for intangible assets subject to amortization was $2.5 million in 2014, $3.6 million in 2013, and $18.6 million in 2012. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of customer relationships, trademarks and a favorable leasehold interest with net book values of $91.7 million, $6.1 million and $3.7 million, respectively. In the fourth quarter of 2013, the remaining useful life for the Wireless trademark was reduced to 30 months as of December 31, 2013. Additionally, in the second quarter of 2014, following the agreement to sell our wireless spectrum licenses and certain other assets, we further reduced the remaining useful life of the Wireless trademark to be fully amortized as of March 31, 2015. The change in the useful life resulted in approximately $1 million of additional expense in 2014.

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents estimated amortization expense for the assets' remaining useful lives:

(dollars in millions)
2015	$0.8
2016	0.2

Form 10-K Part II	Cincinnati Bell Inc.

7.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2014	2013
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	7.8	7.2
Current portion of long-term debt	13.2	12.6
Long-term debt, less current portion:
Corporate Credit Agreement	—	40.0
Receivables facility	19.2	106.2
8 3/4% Senior Subordinated Notes due 2018	300.0	625.0
Corporate Credit Agreement - Tranche B Term Loan	527.8	533.2
8 3/8% Senior Notes due 2020	661.2	683.9
7 1/4% Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	91.5	96.1
	1,774.2	2,258.9
Net unamortized discount	(3.2)	(6.3)
Long-term debt, less current portion	1,771.0	2,252.6
Total debt	$1,784.2	$2,265.2
Corporate Credit Agreement
Revolving Credit Facility
On November 20, 2012, the Company entered into a new credit agreement ("Corporate Credit Agreement") which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. In addition, the original revolving commitments will be further reduced to $125.0 million on December 31, 2015. The Corporate Credit Agreement's revolving credit facility has a maturity date of July 15, 2017. Borrowings under the Corporate Credit Agreement's revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes of the Company. Upon issuance of the Corporate Credit Agreement, the Company's former revolving credit facility was terminated. Availability under the Corporate Credit Agreement revolving credit facility is subject to customary borrowing conditions.
Borrowings under the Corporate Credit Agreement's revolving credit facility bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for advances under the revolving facility is based on certain financial ratios and ranges between 3.50% and 4.25% for LIBOR rate advances and 2.50% and 3.25% for base rate advances. As of December 31, 2014, the applicable margin was 4.00% for LIBOR rate advances and 3.00% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%. At December 31, 2014, there were no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility.
Amendment for Tranche B Term Loan Facility
On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540.0 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020.

The Company received $529.8 million in net proceeds from the Tranche B Term Loan after deducting the original issue discount, fees and expenses. These proceeds were used to redeem all of the Company's $500.0 million 8 1/4% Senior Notes due

Form 10-K Part II	Cincinnati Bell Inc.

2017 ("8 1/4% Senior Notes") on October 15, 2013 at a redemption price of 104.125%, including payment of accrued interest thereon totaling $20.6 million.

The Tranche B Term Loan was issued with 0.75% of original issue discount and requires quarterly principal payments of 0.25% of the original principal amount. Loans under the Tranche B Term Loan bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%. At December 31, 2014, the interest rate on the outstanding Tranche B Term Loan was 4.00%.

In accordance with the terms of the amended Corporate Credit Agreement, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15.0 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined by the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2014.  The Company may make restricted payments of $45.0 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35.0 million annual cap with carryovers.

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

Effective November 5, 2014, the Company amended its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures.

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
Borrowings and Commitment Fees, Corporate Credit Agreement
As of December 31, 2014, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available. As of December 31, 2013, the Company had $40.0 million of outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $160.0 million available.
The Company pays commitment fees for the unused amount of borrowings on the Corporate Credit Agreement and letter of credit fees on outstanding letters of credit. The commitment fees are calculated based on the total leverage ratio and range between 0.500% and 0.625% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. These fees were $0.9 million in 2014, $1.0 million in 2013, and $1.6 million in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $120.0 million as of December 31, 2014. On June 3, 2013, the Company executed an amendment of its Receivables Facility which, in addition to modifying some of the defined terms and purchaser parties under the prior agreement, provided for an increase in the maximum credit availability under the Receivables Facility from $105.0 million to $120.0 million and extended the facility's expiration through June 2016. CBT, CBET, Cincinnati Bell Wireless, LLC ("CBW"), Cincinnati Bell Any Distance Inc. ("CBAD"), Cincinnati Bell Any Distance of Virginia LLC, CBTS, and eVolve Business Solutions LLC ("eVolve") all participate in this facility. On October 1, 2012, the Company and CBF amended the Receivables Facility to remove CyrusOne as an originator and to remove the CyrusOne receivables from the financing provided under the Receivables Facility. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2014, the available borrowing capacity was $116.8 million.
The transferors sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. The Receivables Facility is subject to bank renewal every 364 days, and in any event expires in June 2016. On June 2, 2014, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and also extend the term to June 1, 2015.
Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF, and, as such, are not available to creditors of other subsidiaries or the parent company.
For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as secured financing. Because CBF has the ability to prepay the Receivables Facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing."
Of the total borrowing capacity of $116.8 million at December 31, 2014, $19.2 million consisted of outstanding borrowings and $6.9 million consisted of outstanding letters of credit. Interest on the Receivables Facility is based on the LIBOR rate plus 0.5%. The average interest rate on the Receivables Facility was 0.7% in 2014. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the total facility. These fees were $0.8 million in 2014 and $0.7 million in 2013 and 2012.
8 3/4% Senior Subordinated Notes due 2018
In March 2010, the Company issued $625.0 million of 8 3/4% Senior Subordinated Notes due 2018 (“8 3/4% Senior Subordinated Notes”), which are fixed rate bonds to maturity.
Interest on the 8 3/4% Senior Subordinated Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2010. The 8 3/4% Senior Subordinated Notes are unsecured senior subordinated obligations ranking junior to all existing and future senior debt, ranking equally to all existing and future senior subordinated indebtedness, and ranking senior to all existing and future subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate Credit Agreement is also a guarantor of the 8 3/4% Senior Subordinated Notes on an unsecured senior subordinated basis, with certain immaterial exceptions. The indenture governing the 8 3/4% Senior Subordinated Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/4% Senior Subordinated Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35.0 million.

Form 10-K Part II	Cincinnati Bell Inc.

In the third quarter of 2014, the Company redeemed $325.0 million of its 8 3/4% Senior Subordinated Notes at a redemption price of 104.375%. As a result of the redemption, the Company recorded a debt extinguishment loss of $19.4 million. The Company may redeem the 8 3/4% Senior Subordinated Notes for a redemption price of 102.188% and 100.000% on or after March 15, 2015 and 2016, respectively.
8 3/8% Senior Notes due 2020
In the fourth quarter of 2010, the Company issued $775.0 million of 8 3/8% Senior Notes due 2020 ("8 3/8% Senior Notes"), which are fixed rate bonds to maturity. Interest on the 8 3/8% Senior Notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing April 15, 2011. The 8 3/8% Senior Notes are unsecured senior obligations ranking equally with all existing and future senior debt and ranking senior to all existing and future senior subordinated indebtedness and subordinated indebtedness. Each of the Company’s current and future subsidiaries that is a guarantor under the Corporate Credit Agreement is also a guarantor of the 8 3/8% Senior Notes on an unsecured senior basis, with certain immaterial exceptions. The indenture governing the 8 3/8% Senior Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 8 3/8% Senior Notes provides for customary events of default, including for nonpayment at final maturity and for a default of any other existing debt instrument that exceeds $35.0 million.
In the fourth quarter of 2014, the Company redeemed $22.7 million of its outstanding 8 3/8% Senior Notes due 2020 at par. As a result of the redemption, the Company recorded a debt extinguishment loss of $0.2 million. In the fourth quarter of 2012, the Company conducted a tender offer and redeemed $91.1 million of the 8 3/8% Senior Notes. The Company may redeem the 8 3/8% Senior Notes for a redemption price of 104.188%, 102.792%, 101.396% and 100.000% on or after October 15, 2015, 2016, 2017, and 2018, respectively. At any time prior to October 15, 2015, the Company may redeem all or part of the 8 3/8% Senior Notes at a redemption price equal to the sum of (1) 100% of the principal, plus (2) the greater of (a) 1% of the face value of the 8 3/8% Senior Notes or (b) the excess over the principal amount of the sum of the present values of (i) 104.188% of the face value of the 8 3/8% Senior Notes, and (ii) interest payments due from the date of redemption to October 15, 2015, in each case discounted to the redemption date on a semi-annual basis at the applicable U.S. Treasury rates plus 0.5%, plus (3) accrued and unpaid interest, if any, to the date of redemption.
7 1/4% Notes due 2023
In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The 7 1/4% Notes rank ratably to the 8 3/8% Senior Notes and senior to the 8 3/4% Senior Subordinated Notes and the CBT Notes. The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Corporate Credit Agreement have resulted in the debt outstanding under the 7 1/4% Notes being secured equally and ratably with the obligations secured under the Corporate Credit Agreement. Interest on the 7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument that exceeds $20.0 million.
Cincinnati Bell Telephone Notes
CBT issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028, which is guaranteed on a subordinated basis by Cincinnati Bell Inc. but not its subsidiaries. The indenture related to these CBT Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding CBT Notes equally and ratably with the indebtedness or obligations secured by such liens. The maturity date of these notes is in 2028 and they may not be called prior to maturity. The indentures governing these notes provide for customary events of default, including for failure to make any payment when due and for a default of any other existing debt instrument of Cincinnati Bell Inc. or CBT that exceeds $20.0 million. At both December 31, 2014 and 2013, the amount outstanding under these senior notes was $134.5 million.
Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including wireless towers and various equipment. These leases generally contain renewal or buyout options. During the period of time in which we included the accounts of

Form 10-K Part II	Cincinnati Bell Inc.

CyrusOne in our consolidated financial statements, capital lease obligations also included liabilities for leased data center facilities, which also generally included renewal options.
Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2014, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2015	$6.0	$7.2	$13.2
2016	25.1	6.8	31.9
2017	5.5	4.2	9.7
2018	305.4	3.3	308.7
2019	5.4	3.7	9.1
Thereafter	1,341.9	72.9	1,414.8
	1,689.3	98.1	1,787.4
Net unamortized discount	(3.2)	—	(3.2)
Total debt	$1,686.1	$98.1	$1,784.2
Total capital lease payments including interest are expected to be $14.0 million for 2015, $13.2 million for 2016, $10.2 million for 2017, $9.1 million for 2018, $9.2 million for 2019, and $108.2 million thereafter. Once we no longer provide wireless service, capital leases with a carrying value of approximately $25 million as of December 31, 2014 will be transferred to the company that acquired our wireless spectrum licenses. We plan to provide wireless service until no later than April 6, 2015.
Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing. In 2014, deferred financing costs of $0.9 million were incurred related to amending the Corporate Credit Agreement and renewing the Receivables Facility. In 2013, deferred financing costs of $6.7 million were incurred related to amending the Corporate Credit Agreement for the issuance of the $540.0 million Tranche B Term Loan facility and amending the Receivables Facility. As of December 31, 2014 and 2013, deferred financing costs totaled $18.5 million and $26.1 million, respectively. The deconsolidation of CyrusOne in January 2013 resulted in the divestiture of $16.9 million of deferred financing costs. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $5.1 million in 2014, $5.9 million in 2013, and $7.2 million in 2012.
Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios and comply with annual limitations on capital expenditures. As of December 31, 2014, these ratios and limitations include a maximum consolidated total leverage ratio of 7.00, a maximum consolidated senior secured leverage ratio of 3.50, a minimum consolidated interest coverage ratio of 1.50 and a 2014 maximum capital expenditure limitation of $210.0 million. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $937.7 million in the aggregate over the next four years. In 2014, capital expenditures for the Company totaled $182.3 million. In addition, the Corporate Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indentures). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a credit agreement basket providing full access to the $150.0 million revolving credit facility of the Corporate Credit Agreement plus an additional $216.8 million of secured debt. Also, the Company’s ability to make Restricted Payments (as defined by the individual indentures) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. If the Company is under the 4:00 to 1:00 ratio on a pro forma basis, the Company may access its restricted payments basket, which provides the ability to repurchase shares or pay dividends. In addition, the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary (as defined in the various indentures) would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.
CyrusOne Credit Agreement, 6 3/8% Senior Notes due 2022, Capital Lease Obligations, and Other Financing Arrangements
On November 20, 2012, CyrusOne entered into a credit agreement (the “CyrusOne Credit Agreement”) which provided for a $225.0 million senior secured revolving credit facility, with a sublimit of $50.0 million for letters of credit and a $30.0 million sublimit for swingline loans. Also on November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525.0 million of 6 3/8% Senior Notes due 2022.
In 2013, upon completion of the IPO of CyrusOne, we removed CyrusOne's debt from our consolidated financial statements. The Company no longer has any obligations related to CyrusOne's indebtedness which includes CyrusOne's $525.0 million of 6 3/8% Senior Notes due 2022 (“CyrusOne 6 3/8% Senior Notes”), capital lease obligations and other financing arrangements. In addition, the Company no longer has access to the $225.0 million CyrusOne Credit Agreement.
Extinguished Notes
In the fourth quarter of 2013, the Company redeemed all of the $500.0 million of 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") at a redemption price of 104.125% using proceeds from the Corporate Credit Agreement Tranche B Term Loan facility that was issued on September 10, 2013. As a result, the Company recorded a debt extinguishment loss of $29.6 million for the year ended December 31, 2013.
In the fourth quarter of 2012, the Company redeemed its 7% Senior Notes due 2015 ("7% Senior Notes") with a principal balance of $247.5 million. The Company also repaid certain CBT unsecured notes, which had various final maturity dates occurring in 2023 and fixed rates ranging from 7.18% to 7.27%, with a remaining principal balance of $73.0 million. The Company had previously terminated an interest rate swap related to the 7% Senior Notes. For the year ended December 31, 2012, a loss on debt extinguishment of $13.6 million was recognized on these redemptions and the $91.1 million redemption of the 8 3/8% Senior Notes due 2020.

Form 10-K Part II	Cincinnati Bell Inc.

8.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $14.0 million, $13.4 million, and $19.3 million in 2014, 2013, and 2012, respectively. In 2013, $0.3 million of the operating lease expense was associated with CyrusOne as it was included for the first 23 days of January prior to its IPO. In 2012, CyrusOne operating lease expense was $5.9 million. Certain facility leases and tower site leases provide for renewal options with fixed rent escalations beyond the initial lease term. Future minimum payments for certain operating leases that will be transferred to the acquirer no later than April 6, 2015, due to shutting down wireless operations, have been excluded beyond the transfer date.
At December 31, 2014, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2015	$10.3
2016	6.5
2017	5.1
2018	3.7
2019	3.2
Thereafter	21.6
Total	$50.4
Asset Retirement Obligations
Asset retirement obligations exist for leased wireless towers and certain other assets. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2014	2013
Balance, beginning of period	$8.5	$7.1
Liabilities settled	(0.2)	(0.1)
Liabilities incurred	—	0.1
Revisions to estimated cash flow	0.3	1.1
Accretion expense	0.5	0.5
Deconsolidation of CyrusOne	—	(0.2)
Balance, end of period	$9.1	$8.5
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.9 million as of December 31, 2014. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2014 or 2013.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements range from one to three years. As of December 31, 2014 and 2013, the minimum commitments for these arrangements were approximately $178 million and $117 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2014, cannot be reasonably determined.
Contingent Compensation Plan
In 2010, the Company's Board of Directors approved long-term incentive programs for certain members of management. Payment was contingent upon the completion of a qualifying transaction and attainment of an increase in the equity value of the data center business, as defined in the plans.
The CyrusOne IPO completed on January 24, 2013 was a qualifying transaction and triggered payments under this contingent compensation plan. For the year ended December 31, 2013, compensation expense of $42.6 million was recognized for these awards and other transaction-related incentives, of which $20.0 million was associated with CyrusOne employees. This expense has been presented as transaction-related compensation in our Consolidated Statement of Operations for the year ended December 31, 2013.

Form 10-K Part II	Cincinnati Bell Inc.

9.	Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2014 and 2013, except for the Company's investment in CyrusOne and long-term debt.
The carrying value and fair value of the Company’s financial instruments are as follows:

	December 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$273.6	$785.0	$471.0	$993.2
Long-term debt, including current portion*	1,686.1	1,717.4	2,162.7	2,248.3
*Excludes capital leases.
The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on December 31, 2014 and 2013. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2014 and 2013, which is considered Level 2 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred.
During 2014, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Property:
Office software, furniture, fixtures, & vehicles (Wireline)	—	—	—	—	$(4.6)
Office software, furniture, fixtures, & vehicles (Wireless)	—	—	—	—	(7.5)
Impairment of assets					$(12.1)
In 2014, certain software projects on our Wireline and Wireless segments were abandoned. These assets had no fair value, as they were no longer being used or would not be placed into service, resulting in an impairment loss of $12.1 million in 2014. Historically, management used the income approach to determine fair value of the assets, but since the assets will not be used in the future, there are no expected future earnings attributable and the entire value of the assets was impaired. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs. In 2013, no assets were remeasured at fair value.

Form 10-K Part II	Cincinnati Bell Inc.

During 2012, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Customer relationship intangible	2.8	—	—	2.8	(1.5)
Property:
Leasehold improvements	2.4	—	—	2.4	(11.8)
Network equipment	0.4	—	—	0.4	(0.5)
Other	—	—	—	—	(0.4)
Impairment of assets					(14.2)
In 2012, a data center customer relationship intangible was deemed impaired. The fair value of this asset was estimated at $2.8 million, resulting in an impairment loss of $1.5 million. The fair value of this asset was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using the income approach, which discounted the expected future earnings attributable to the acquired customer contracts, and included estimates of future expenses, capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
In addition, certain leasehold improvements in our former data center colocation segment were deemed impaired. Prior to recognizing the impairment, these assets had a net book value of $14.2 million as of June, 30, 2012. The fair value of the assets was written down to the estimated fair value of $2.4 million, resulting in an impairment loss of $11.8 million. The fair value of these assets was estimated by management with the assistance of a third-party valuation specialist. Management estimated the fair value using an income approach. Projected discounted cash flows utilized under the income approach included estimates regarding future revenues and expenses, projected capital expenditures and a discount rate of 12%. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
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
Restructuring liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Contract Terminations	Total
Balance as of December 31, 2011	$14.2	$8.1	$1.7	$24.0
Charges	2.5	0.9	—	3.4
Utilizations	(8.9)	(3.5)	(1.5)	(13.9)
Balance as of December 31, 2012	$7.8	$5.5	$0.2	$13.5
Charges	9.0	4.1	0.6	13.7
Utilizations	(7.1)	(3.6)	(0.7)	(11.4)
Balance as of December 31, 2013	$9.7	$6.0	$0.1	$15.8
Charges/(Reversals)	4.2	(1.4)	13.1	15.9
Utilizations	(8.0)	(2.7)	(0.7)	(11.4)
Balance as of December 31, 2014	$5.9	$1.9	$12.5	$20.3
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan. In 2014, employee separation costs included charges attributable to outsourcing a portion of our IT function, charges for the wind down of our Wireless business as well as consulting fees related to a workforce optimization initiative. During 2013, employee separation costs also included consulting fees related to a workforce optimization initiative. A voluntary termination program was offered in 2012 to certain Wireline call center employees and included in employee separation costs. Severance payments are expected to be paid through 2015.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Reversals in 2014 were related to leased space that was previously reserved that was reoccupied in the third quarter. Lease payments on abandoned facilities will continue through 2015.
In 2014, contract terminations consisted of wireless contracts that will no longer be utilized once the wireless business ceases operations. Additional restructuring charges associated with the shutdown of our wireless operations will be recognized once the accounting criteria are achieved. For 2013, contract terminations consisted of amounts due to a distributor to terminate a contractual agreement. Contract terminations are expected to be paid out through 2015.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Wireline	IT Services and Hardware	Wireless	Data Center Colocation	Corporate	Total
Balance as of December 31, 2011	$15.1	$2.5	$0.7	$—	$5.7	$24.0
Charges	3.5	(1.2)	1.6	0.5	(1.0)	3.4
Utilizations	(10.0)	(0.8)	(0.7)	(0.5)	(1.9)	(13.9)
Balance as of December 31, 2012	$8.6	$0.5	$1.6	$—	$2.8	$13.5
Charges	9.1	0.7	0.2	—	3.7	13.7
Utilizations	(7.2)	(0.4)	(0.3)	—	(3.5)	(11.4)
Balance as of December 31, 2013	$10.5	$0.8	$1.5	$—	$3.0	$15.8
Charges/(Reversals)	(0.5)	—	16.3	—	0.1	15.9
Utilizations	(6.1)	(0.5)	(2.4)	—	(2.4)	(11.4)
Balance as of December 31, 2014	$3.9	$0.3	$15.4	$—	$0.7	$20.3
At December 31, 2014 and 2013, $20.3 million and $7.8 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At December 31, 2013, $8.0 million was included in "Other noncurrent liabilities."

Form 10-K Part II	Cincinnati Bell Inc.

11.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $6.7 million, $6.6 million, and $6.9 million in 2014, 2013, and 2012, respectively.
Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. Pension plan amendments were approved in May 2013, and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations during the second quarter of 2013. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Effective January 1, 2012, future pension service credits were eliminated for certain non-management employees. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.
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
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 8% in 2014, 10% in 2013, and 11% in 2012 of these costs were capitalized to property, plant and equipment related to network construction in the Wireline segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2014	2013	2012	2014	2013	2012
Service cost	$1.0	$2.1	$2.6	$0.3	$0.4	$0.5
Interest cost on projected benefit obligation	21.0	18.8	21.3	4.0	4.0	5.6
Expected return on plan assets	(28.1)	(25.7)	(26.1)	—	—	—
Amortization of:
Prior service cost (benefit)	0.2	0.2	0.1	(15.4)	(14.1)	(13.2)
Actuarial loss	17.3	22.0	19.4	5.4	5.6	6.8
Curtailment gain	—	(0.6)	—	—	—	—
Pension/postretirement costs	$11.4	$16.8	$17.3	$(5.7)	$(4.1)	$(0.3)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits				Postretirement and Other Benefits
	2014	2013		2012	2014	2013		2012
Discount rate	4.20%	3.30%	*	3.90%	4.10%	3.40%	**	3.60%
Expected long-term rate of return	7.75%	7.75%		7.75%	—	—		—
Future compensation growth rate	—	3.00%		3.00%	—	—		—
* Discount rate used for the remeasurement of the management pension plan in May 2013 was consistent with the discount rate previously established.
** For the period January 1, 2013 through July 31, 2013, the date of the remeasurement, we used a 3.10% discount rate. From that date through December 31, 2013, we used a 3.90% discount rate.
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1,	$523.0	$584.9	$101.5	$152.4
Service cost	1.0	2.1	0.3	0.4
Interest cost	21.0	18.8	4.0	4.0
Prior service credit	—	—	—	(17.4)
Actuarial loss (gain)	73.5	(38.2)	13.3	(19.6)
Benefits paid	(41.2)	(44.6)	(15.2)	(23.9)
Retiree drug subsidy received	—	—	0.5	0.5
Other	—	—	4.6	5.1
Benefit obligation at December 31,	$577.3	$523.0	$109.0	$101.5

Change in plan assets:
Fair value of plan assets at January 1,	$399.3	$343.8	$11.3	$11.7
Actual return on plan assets	44.2	55.1	0.4	0.4
Employer contributions	22.0	45.0	14.0	22.6
Retiree drug subsidy received	—	—	0.5	0.5
Benefits paid	(41.2)	(44.6)	(15.2)	(23.9)
Fair value of plan assets at December 31,	424.3	399.3	11.0	11.3
Unfunded status	$(153.0)	$(123.7)	$(98.0)	$(90.2)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	3.40%	4.20%	3.40%	4.10%
Expected long-term rate of return	7.75%	7.75%	—	—
Future compensation growth rate	—	—	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2014	2013
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2018	2017
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2014	$0.2	$(0.1)
Postretirement benefit obligation at December 31, 2014	5.0	(4.5)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2014	2013	2014	2013
Accrued payroll and benefits (current liability)	$2.2	$2.1	$12.0	$12.7
Pension and postretirement benefit obligations (noncurrent liability)	150.8	121.6	86.0	77.5
Total	$153.0	$123.7	$98.0	$90.2
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2014	2013	2014	2013
Prior service (cost) benefit, net of tax of ($0.2), ($0.3), $21.3, $26.8	$(0.5)	$(0.6)	$38.5	$48.4
Actuarial loss, net of tax of ($91.5), ($77.2), ($29.3), ($26.6)	(160.7)	(134.8)	(50.9)	(46.1)
Total	$(161.2)	$(135.4)	$(12.4)	$2.3

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2014	2013	2014	2013
Prior service cost recognized:
Reclassification adjustments	$0.2	$(0.4)	$(15.4)	$(14.1)
Prior service credit	—	—	—	17.4
Actuarial (loss) gain recognized:
Reclassification adjustments	17.3	22.0	5.4	5.6
Actuarial (loss) gain arising during the period	(57.5)	67.5	(12.9)	20.0
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2015 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service cost (benefit)	$0.2	$(15.4)
Actuarial loss	20.9	6.2
Total	$21.1	$(9.2)
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 65% equity securities and 35% investment grade fixed income securities. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 78% of the equity securities held by the pension plans at December 31, 2014 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension and postretirement plan assets at December 31, 2014 and 2013 by asset category are as follows:

(dollars in millions)	December 31, 2014	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$212.3	$212.3	$—	$—
International equity index funds	61.1	61.1	—	—
Fixed income bond funds	150.9	150.9	—	—
Group insurance contract	11.0	—	—	11.0
Total	$435.3	$424.3	$—	$11.0

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2013	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$201.4	$201.4	$—	$—
International equity index funds	57.0	57.0	—	—
Fixed income bond funds	109.8	109.8	—	—
Fixed income short-term money market funds	0.3	0.3	—	—
Real estate pooled funds	30.8	—	—	30.8
Group insurance contract	11.3	—	—	11.3
Total	$410.6	$368.5	$—	$42.1
The fair values of Level 1 investments are based on quoted prices in active markets. The fair values of Level 2 investments, which consist of funds that hold securities in active markets, are determined based on the net asset value as reported by the fund manager.
The Level 3 investment consists of a group insurance contract as of December 31, 2014 and 2013. The contract is valued at contract value plus accrued interest, which approximates fair value.
During the fourth quarter of 2014, the Company liquidated the real estate pooled funds within the pension plan master trust that had been categorized as Level 3 investments. The proceeds from the sale were reinvested in equity securities and investment grade fixed income securities similar to those currently held by the pension plan master trust. These new investments are classified as Level 1 investments.
The real estate pooled funds were valued at the net asset values disclosed by the fund managers, which were based on estimated fair values of the real estate investments using independent appraisal. The funds invested primarily in commercial real estate and included mortgage loans which were backed by the associated properties. The investments were sensitive to changes in commercial real estate market values. They focused on properties that returned both lease income and appreciation of the buildings’ marketable value. In estimating fair value of the investments in level 3, the fund managers used independent appraisers. The generally accepted methods used in the valuation of real estate are the income, cost, and sales comparison approaches of estimating property value. Key inputs and assumptions used to determine fair value include among others, rental revenue and expense amounts and related revenue and expense growth rates, terminal capitalization rates and discount rates. In the event that total withdrawal requests exceeded the total cash available to honor such requests, available cash would have been pro-rated among those contract-holders eligible for withdrawals.

The Level 3 investments had the following changes in 2014 and 2013:

	Pension		Postretirement and Other Benefits
(dollars in millions)	2014	2013	2014	2013
Balance, beginning of year	$30.8	$27.8	$11.3	$11.7
Realized gains, net	3.2	1.0	0.4	0.4
Unrealized gains, net	—	2.7	—	—
Purchases, sales, issuances and settlements, net	(34.0)	(0.7)	(0.7)	(0.8)
Balance, end of year	$—	$30.8	$11.0	$11.3
Contributions to our qualified pension plans were $19.7 million in 2014, $42.1 million in 2013, and $23.9 million in 2012. Contributions to our non-qualified pension plan were $2.3 million in 2014, $2.9 million in 2013, and $2.0 million in 2012.
Based on current assumptions, management believes it will make contributions of approximately $13 million to the qualified pension plan in 2015. Contributions to non-qualified pension plans in 2015 are expected to be approximately $2 million. Management expects to make cash payments of approximately $12 million related to its postretirement health plans in 2015.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2015	$41.3	$12.6	$(0.6)
2016	41.3	11.7	(0.6)
2017	41.1	10.7	(0.5)
2018	41.0	10.0	(0.5)
2019	39.5	8.2	(0.5)
Years 2020 - 2024	182.7	33.7	(2.0)
12.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2014 and 2013, common shares outstanding were 209,296,068 and 208,165,275, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares. In 2014 and 2013, no shares were repurchased or retired under this plan. In 2012, no shares were repurchased under this plan and the Company retired 0.1 million shares of common stock. As of December 31, 2014, the Company had the authority to repurchase $129.2 million of its common stock.
At December 31, 2014, treasury shares of common stock held under certain management deferred compensation arrangements were 0.3 million, with a total cost of $1.1 million. At December 31, 2013, treasury shares of common stock held under certain management deferred compensation arrangements were 0.5 million, with a total cost of $2.0 million.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in 2014, 2013, and 2012.
Warrants
In March 2003, the Company entered into a series of recapitalization transactions which included the issuance of 17.5 million warrants that expired on March 26, 2013. Each warrant allowed the holder to purchase one share of Cincinnati Bell common stock at an exercise price of $3.00 each. During the first quarter of 2013, warrant holders elected to exercise a total of 14.3 million warrants. As a result, the Company issued a total of 4.4 million shares of common stock and received $5.1 million of cash proceeds for the 1.7 million of such warrants which were cash settled. During 2012, warrant holders elected to exercise a total of 3.2 million warrants, primarily on a cashless basis, and received a total of 1.5 million shares of common stock. Cash proceeds received upon exercise were $0.1 million. There were no warrants outstanding as of December 31, 2014 and 2013.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, and foreign currency translation losses.

Form 10-K Part II	Cincinnati Bell Inc.

For the year ended December 31, 2014, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2013	$(133.1)		$(0.2)	$(133.3)
Foreign currency loss	—		(0.1)	(0.1)
Remeasurement of benefit obligations	(45.4)		—	(45.4)
Reclassifications, net	4.9	(a)	—	4.9
Balance as of December 31, 2014	$(173.6)		$(0.3)	$(173.9)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs (see Note 11 for additional details). The components of net period pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Consolidated Statements of Operations.

13.     Income Taxes

Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Current:
Federal	$8.0	$—	$1.8
State and local	1.6	—	1.6
Total current	9.6	—	3.4
Investment tax credits	(0.2)	(0.2)	(0.3)
Deferred:
Federal	48.4	(13.0)	21.8
State and local	0.7	(3.7)	2.0
Foreign	—	0.3	(0.5)
Total deferred	49.1	(16.4)	23.3
Valuation allowance	(1.1)	14.1	(1.7)
Total	$57.4	$(2.5)	$24.7

Form 10-K Part II	Cincinnati Bell Inc.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	0.4	1.5	3.9
Change in valuation allowance, net of federal income tax	(3.0)	(15.8)	(2.3)
State net operating loss adjustments	2.9	2.7	3.7
Nondeductible interest expense	4.0	(11.4)	18.1
Unrecognized tax benefit changes	2.1	(2.1)	2.2
Nondeductible compensation	1.0	(2.5)	2.7
Foreign	—	(0.7)	3.5
Other differences, net	0.8	(2.3)	2.0
Effective tax rate	43.2%	4.4%	68.8%
The income tax (benefit) provision was charged to continuing operations, accumulated other comprehensive income or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Income tax (benefit) provision related to:
Continuing operations	$57.4	$(2.5)	$24.7
Accumulated other comprehensive (loss) income	(22.4)	42.1	(0.4)
Excess tax benefits on stock option exercises	(0.1)	(0.5)	(2.4)

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$286.5	$452.3
Pension and postretirement benefits	95.5	81.9
Equity method investment in CyrusOne	64.5	41.5
Deferred gain on sale of wireless spectrum licenses	42.2	—
AMT Credit Carryforward	24.7	16.5
Other	47.4	46.7
Total deferred tax assets	560.8	638.9
Valuation allowance	(64.4)	(68.3)
Total deferred tax assets, net of valuation allowance	$496.4	$570.6
Deferred tax liabilities:
Property, plant and equipment	$121.9	$171.8
Other	4.9	3.8
Total deferred tax liabilities	126.8	175.6
Net deferred tax assets	$369.6	$395.0

As of December 31, 2014, the Company had approximately $665.2 million of federal tax operating loss carryforwards with a deferred tax asset value of $232.8 million, alternative minimum tax credit carryforwards of $24.7 million, state tax credits of $10.8 million, and $53.7 million in deferred tax assets related to state, local, and foreign tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire in 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.
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
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $26.3 million at December 31, 2014 and $23.5 million at December 31, 2013. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2014 and 2013.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Balance, beginning of year	$24.1	$22.8	$21.8
Change in tax positions for the current year	3.0	1.3	1.4
Change in tax positions for prior years	—	—	(0.4)
Balance, end of year	$27.1	$24.1	$22.8
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2011.

Form 10-K Part II	Cincinnati Bell Inc.

14.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 19.0 million. Shares available for award under the plans at December 31, 2014 were 1.8 million.
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

	2014		2013		2012
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	6,128	$3.66	9,538	$4.04	14,152	$3.70
Granted *	998	3.41	595	4.75	994	3.41
Exercised	(725)	1.73	(804)	2.41	(4,854)	2.80
Forfeited	(215)	3.99	(361)	3.39	(6)	2.91
Expired	(962)	3.73	(2,840)	5.56	(748)	4.87
Outstanding at December 31,	5,224	$3.85	6,128	$3.66	9,538	$4.04
Expected to vest at December 31,	5,224	$3.85	6,128	$3.66	9,538	$4.04
Exercisable at December 31,	3,477	$3.98	5,064	$3.61	8,486	$4.13

(dollars in millions)
Compensation expense for the year	$0.3		$0.6		$1.1
Tax benefit related to compensation expense	$(0.1)		$(0.2)		$(0.4)
Intrinsic value of awards exercised	$1.5		$1.2		$10.6
Cash received from awards exercised	$1.3		$2.4		$5.5
Grant date fair value of awards vested	$0.4		$0.4		$0.5

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
The following table summarizes our outstanding and exercisable awards at December 31, 2014:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$1.67 to $2.91	596	$2.46	596	$2.46
$3.40 to $4.00	2,882	3.57	1,389	3.75
$4.20 to $5.31	1,746	4.80	1,492	4.80
Total	5,224	$3.85	3,477	$3.98

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2014, the aggregate intrinsic value for awards outstanding and exercisable was approximately $0.4 million. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years and three years, respectively. As of December 31, 2014, there was $1.4 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately two years.
The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2014	2013	2012
Expected volatility	35.5%	43.6%	43.5%
Risk-free interest rate	1.5%	0.8%	0.8%
Expected holding period (in years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$1.14	$1.84	$1.32
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
The following table summarizes our outstanding performance-based restricted award activity:

	2014		2013		2012
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,537	$3.97	1,687	$3.13	1,839	$2.90
Granted*	1,085	3.56	1,067	4.56	808	3.40
Vested	(635)	3.71	(703)	3.07	(552)	2.85
Forfeited	(241)	3.65	(514)	3.67	(408)	2.79
Non-vested at December 31,	1,746	$3.85	1,537	$3.97	1,687	$3.13

(dollars in millions)
Compensation expense for the year	$1.4		$2.6		$2.7
Tax benefit related to compensation expense	$(0.5)		$(1.0)		$(1.0)
Grant date fair value of awards vested	$2.3		$2.2		$1.6

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2014, unrecognized compensation expense related to performance-based awards was $3.6 million, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to employees generally vest in one-third increments over a period of three years. Awards granted to directors in 2012 and in prior years vest on the third anniversary of the grant date. Awards granted to directors in 2013 vest on the second anniversary of the grant date. Awards granted in 2014 vest on the first anniversary of the grant date.

The following table summarizes our time-based restricted award activity:

	2014		2013		2012
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,044	$3.55	1,298	$3.11	872	$2.89
Granted	176	3.19	279	4.72	725	3.26
Vested	(514)	3.25	(454)	3.03	(299)	2.83
Forfeited	(22)	3.19	(79)	3.40	—	—
Non-vested at December 31,	684	$3.70	1,044	$3.55	1,298	$3.11

(dollars in millions)
Compensation expense for the year	$1.6		$1.7		$1.5
Tax benefit related to compensation expense	$(0.6)		$(0.6)		$(0.6)
Grant date fair value of awards vested	$1.7		$1.4		$0.8

As of December 31, 2014, there was $0.6 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately one year.
Cash Settled and Other Awards
The Company granted 531,000 cash-settled stock appreciation rights awards in 2012 with a grant date value of $0.8 million. A Black-Scholes pricing model was utilized to determine the fair value of these awards at the date of grant. For awards granted in 2012, the weighted-average fair value per share was $1.32. The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant. At December 31, 2014, the amount of remaining unrecognized compensation expense for cash-settled stock appreciation rights was nominal. The aggregate intrinsic value of outstanding and exercisable awards at December 31, 2014 was $0.3 million and $0.4 million, respectively.
The Company also granted cash-payment performance awards in 2014 and 2012 with base awards of $3.6 million and $2.3 million, respectively, with the final award payment indexed to the percentage change in the Company’s stock price from the date of grant. No cash-payment awards were issued in 2013. In 2014, we recorded $0.6 million of expense related to these awards, a $0.2 million benefit in 2013 and $4.4 million of expense in 2012.
Deferred Compensation Plans
The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2014. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2014 and 2013, there were 0.4 million and 0.7 million common shares deferred in these plans, respectively. As these awards can be settled in cash, we record compensation costs each period based on the change in the Company’s stock price. We recognized a compensation benefit of $0.3 million in 2014, a benefit of $1.4 million in 2013, and expense of $1.8 million in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

15.	Business Segment Information
As of December 31, 2012, and for the period January 1, 2013 through January 23, 2013, we operated four business segments: Wireline, IT Services and Hardware, Wireless, and Data Center Colocation. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as an equity method investment. Therefore, as of December 31, 2013 and 2014, we operated three business segments: Wireline, IT Services and Hardware, and Wireless. For further details of the CyrusOne IPO, see Note 1 and Note 3 of Notes to Consolidated Financial Statements.
The Wireline segment provides products and services such as data transport, high-speed internet, entertainment, local voice, long distance, VoIP, and other services. These services are primarily provided to customers in southwestern Ohio, northern Kentucky, and southeastern Indiana. Data services include Fioptics high-speed internet and DSL internet access. Data services also provide data transport for businesses, including local area network services, dedicated network access, metro-ethernet and Dense Wavelength Division Multiplexing ("DWDM"), which principally are used to transport large amounts of data over private networks. Entertainment services are comprised of television media through our Fioptics product suite. Voice local service revenue includes local service, digital trunking, switched access, information services, and other value-added services such as caller identification, voicemail, call waiting, and call return. Long distance and VoIP services include long distance voice, audio conferencing, VoIP and other broadband services including private line and multi-protocol label switching, a technology that enables a business customer to privately interconnect voice and data services at its locations. Other services primarily include inside wire installation for business enterprises, rental revenue, and revenue under the agreement for selling Verizon Wireless handsets and service.
In 2014, Wireline reversed restructuring charges totaling $1.4 million related to abandoned office space that was reoccupied. This was offset by $0.9 million of restructuring charges for employee severance. Wireline also recognized restructuring charges of $9.1 million and $3.5 million in 2013 and 2012, respectively, for costs associated with employee separation, lease abandonments and contract termination costs. An asset impairment charge of $4.6 million was recorded in 2014 related to the abandonment of an internal use software project that was written off in the fourth quarter. There were no impairment charges recorded in 2013 and $0.5 million of charges in 2012.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. IT Services and Hardware revenue increased $88.9 million from the prior year as a result of $65.1 million additional telecom and IT equipment sales in 2014. Managed and professional service revenue was also up $23.8 million in 2014 compared to the prior year.
The Wireless segment provides digital wireless voice and data communications services and sales of related handset equipment to customers in the Greater Cincinnati and Dayton, Ohio operating areas. In the second quarter of 2014, the Company agreed to sell its wireless spectrum licenses and certain other assets. As a result, Wireless recognized restructuring charges of $16.3 million, asset impairments of $7.5 million, and transaction costs of $3.2 million during 2014. Wireless also incurred restructuring charges of $0.2 million in 2013 and $1.6 million in 2012. In addition, the agreement to sell the spectrum licenses coincided with reducing the useful life of all long-lived assets (excluding the spectrum licenses) to 30 months as of December 31, 2013 resulting in depreciation and amortization expense increasing by $62.2 million in 2014. These changes also resulted in accelerating the amortization of deferred gain on the tower sale by $19.6 million in 2014. In 2013, Wireless recorded a $3.5 million loss on disposal of assets for equipment that had no resale market or had either been disconnected from the wireless network, abandoned or demolished.
The Data Center Colocation segment provided data center colocation services to primarily large businesses. The Data Center Colocation results for 2013 shown in the accompanying table reflect the revenues and expenses of our former data center business for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, we no longer include CyrusOne's operating results in our consolidated financial statements. In 2014 and 2013, we recognized losses of $7.0 million and $10.7 million, respectively, from our investment in CyrusOne which represented our equity method share of CyrusOne's losses. These losses from CyrusOne were recognized as a component of non-operating income. As of December 31, 2014 and 2013, the carrying value of our investment in CyrusOne was $273.6 million and $471.0 million, respectively, and is included as an asset of the Corporate segment. In 2012, the Data Center Colocation segment recognized impairment losses of $13.3 million on long-lived assets and a customer relationship intangible asset.
In 2013, Corporate operating results include compensation expense of $42.6 million associated with awards and other transaction-related incentives associated with the IPO of CyrusOne on January 24, 2013. Other transaction costs were $1.2 million in 2014, $1.6 million in 2013, and $6.3 million in 2012. Corporate recognized restructuring charges of $0.1 million and $3.7 million in 2014 and 2013, respectively, and reversed restructuring costs of $1.0 million in 2012.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Revenue
Wireline	$740.7	$724.8	$730.5
IT Services and Hardware	433.0	344.1	315.7
Wireless	132.8	201.5	241.8
Data Center Colocation	—	15.6	221.3
Intersegment	(28.3)	(29.1)	(35.4)
Total revenue	$1,278.2	$1,256.9	$1,473.9
Intersegment revenue
Wireline	$15.6	$16.8	$19.1
IT Services and Hardware	11.0	9.6	7.6
Wireless	1.7	2.3	2.3
Data Center Colocation	—	0.4	6.4
Total intersegment revenue	$28.3	$29.1	$35.4
Operating income (loss)
Wireline	$182.5	$190.2	$212.9
IT Services and Hardware	19.8	8.5	10.3
Wireless	(66.3)	18.2	51.2
Data Center Colocation	—	3.2	30.4
Corporate	(20.2)	(56.3)	(34.7)
Total operating income	$115.8	$163.8	$270.1
Expenditures for long-lived assets
Wireline	$163.7	$162.6	$114.2
IT Services and Hardware	11.9	10.6	9.0
Wireless	6.5	16.0	15.8
Data Center Colocation	—	7.7	228.2
Corporate	0.2	—	—
Total expenditures for long-lived assets	$182.3	$196.9	$367.2
Depreciation and amortization
Wireline	$115.7	$112.2	$106.0
IT Services and Hardware	11.7	10.5	8.6
Wireless	103.4	41.2	31.9
Data Center Colocation	—	5.2	70.6
Corporate	0.2	0.5	0.3
Total depreciation and amortization	$231.0	$169.6	$217.4

	As of December 31,
(dollars in millions)	2014	2013
Assets
Wireline	$832.2	$780.8
IT Services and Hardware	61.4	48.9
Wireless	122.7	247.5
Corporate and eliminations	803.4	1,030.1
Total assets	$1,819.7	$2,107.3

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Service revenue
Wireline	$714.5	$702.3	$705.0
IT Services and Hardware	161.4	138.7	130.2
Wireless	123.7	183.1	222.7
Data Center Colocation	—	15.2	214.9
Total service revenue	$999.6	$1,039.3	$1,272.8
Product revenue
Handsets and accessories	$18.0	$21.8	$23.2
IT, telephony and other equipment	260.6	195.8	177.9
Total product revenue	$278.6	$217.6	$201.1

16.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2014	2013	2012
Capitalized interest expense	$0.8	$0.6	$2.7
Cash paid for:
Interest	153.1	179.5	217.9
Income taxes, net of refunds	9.1	2.8	0.1
Noncash investing and financing activities:
Investment in CyrusOne resulting from deconsolidation	—	509.7	—
Accrual of CyrusOne dividends	6.0	7.1	—
Acquisition of property by assuming debt and other financing arrangements	4.7	7.6	19.9
Acquisition of property on account	24.8	13.3	30.7
Accrued CyrusOne stock issuance costs	—	—	2.2

Form 10-K Part II	Cincinnati Bell Inc.

17.	Supplemental Guarantor Information - Cincinnati Bell Telephone Notes
CBT, a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $134.5 million in notes outstanding at December 31, 2014 that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2014 and 2013 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2014, 2013, and 2012 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$659.6	$673.8	$(55.2)	$1,278.2
Operating costs and expenses	19.9	484.4	713.3	(55.2)	1,162.4
Operating (loss) income	(19.9)	175.2	(39.5)	—	115.8
Interest expense (income), net	144.0	(4.5)	9.2	—	148.7
Other expense (income), net	17.6	7.4	(190.9)	—	(165.9)
(Loss) income before equity in earnings of subsidiaries and income taxes	(181.5)	172.3	142.2	—	133.0
Income tax (benefit) expense	(55.6)	62.9	50.1	—	57.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Net income	75.6	109.4	92.1	(201.5)	75.6
Other comprehensive loss	(40.5)	—	(0.1)	—	(40.6)
Total comprehensive income	$35.1	$109.4	$92.0	$(201.5)	$35.0

Net income	$75.6	$109.4	$92.1	$(201.5)	$75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$65.2	$109.4	$92.1	$(201.5)	$65.2

	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$644.2	$669.0	$(56.3)	$1,256.9
Operating costs and expenses	55.4	459.1	634.9	(56.3)	1,093.1
Operating (loss) income	(55.4)	185.1	34.1	—	163.8
Interest expense (income), net	164.3	(2.7)	20.4	—	182.0
Other expense, net	28.2	6.5	4.3	—	39.0
(Loss) income before equity in earnings of subsidiaries and income taxes	(247.9)	181.3	9.4	—	(57.2)
Income tax (benefit) expense	(79.8)	66.1	11.2	—	(2.5)
Equity in earnings of subsidiaries, net of tax	113.4	—	—	(113.4)	—
Net (loss) income	(54.7)	115.2	(1.8)	(113.4)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$115.2	$(1.9)	$(113.4)	$21.7

Net (loss) income	$(54.7)	$115.2	$(1.8)	$(113.4)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net (loss) income applicable to common shareowners	$(65.1)	$115.2	$(1.8)	$(113.4)	$(65.1)

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$642.8	$893.3	$(62.2)	$1,473.9
Operating costs and expenses	33.9	436.3	795.8	(62.2)	1,203.8
Operating (loss) income	(33.9)	206.5	97.5	—	270.1
Interest expense (income), net	164.8	(1.5)	55.6	—	218.9
Other expense (income), net	11.5	5.9	(2.1)	—	15.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(210.2)	202.1	44.0	—	35.9
Income tax (benefit) expense	(68.3)	73.8	19.2	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	—	—	(153.1)	—
Net income	11.2	128.3	24.8	(153.1)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$128.3	$24.8	$(153.1)	$10.4

Net income	$11.2	$128.3	$24.8	$(153.1)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$128.3	$24.8	$(153.1)	$0.8

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9
Receivables, net	2.6	—	164.9	—	167.5
Other current assets	4.7	29.3	78.4	(1.2)	111.2
Total current assets	63.5	30.3	244.0	(1.2)	336.6
Property, plant and equipment, net	0.2	764.0	95.3	—	859.5
Investment in CyrusOne	—	—	273.6	—	273.6
Goodwill and intangibles, net	—	2.2	13.2	—	15.4
Investments in and advances to subsidiaries	1,066.1	236.1	244.7	(1,546.9)	—
Other noncurrent assets	294.2	4.9	190.5	(155.0)	334.6
Total assets	$1,424.0	$1,037.5	$1,061.3	$(1,703.1)	$1,819.7

Current portion of long-term debt	$5.4	$3.9	$3.9	$—	$13.2
Accounts payable	1.0	73.2	61.8	—	136.0
Deferred gain on sale of wireless spectrum licenses	—	—	112.6	—	112.6
Other current liabilities	52.3	52.8	42.8	0.1	148.0
Total current liabilities	58.7	129.9	221.1	0.1	409.8
Long-term debt, less current portion	1,526.1	141.2	103.7	—	1,771.0
Other noncurrent liabilities	254.1	166.7	23.0	(156.4)	287.4
Intercompany payables	233.4	—	—	(233.4)	—
Total liabilities	2,072.3	437.8	347.8	(389.7)	2,468.2
Shareowners’ (deficit) equity	(648.3)	599.7	713.5	(1,313.4)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,037.5	$1,061.3	$(1,703.1)	$1,819.7

	As of December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6
Receivables, net	2.6	—	152.2	—	154.8
Other current assets	4.4	24.1	63.9	(0.7)	91.7
Total current assets	9.1	25.9	216.8	(0.7)	251.1
Property, plant and equipment, net	0.1	706.5	196.2	—	902.8
Investment in CyrusOne	—	—	471.0	—	471.0
Goodwill and intangibles, net	—	2.3	103.8	—	106.1
Investments in and advances to subsidiaries	1,406.6	247.7	—	(1,654.3)	—
Other noncurrent assets	359.1	6.1	178.9	(167.8)	376.3
Total assets	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Current portion of long-term debt	$5.4	$3.9	$3.3	$—	$12.6
Accounts payable	1.5	45.9	42.5	—	89.9
Other current liabilities	67.7	49.4	34.6	0.1	151.8
Total current liabilities	74.6	99.2	80.4	0.1	254.3
Long-term debt, less current portion	1,916.1	141.8	194.7	—	2,252.6
Other noncurrent liabilities	214.5	172.2	59.0	(168.6)	277.1
Intercompany payables	246.4	—	199.7	(446.1)	—
Total liabilities	2,451.6	413.2	533.8	(614.6)	2,784.0
Shareowners’ (deficit) equity	(676.7)	575.3	632.9	(1,208.2)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$988.5	$1,166.7	$(1,822.8)	$2,107.3

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(56.3)	$228.7	$2.8	$—	$175.2
Capital expenditures	(0.2)	(152.5)	(29.6)	—	(182.3)
Proceeds received from sale of CyrusOne	—	—	355.9	—	355.9
Dividends received from CyrusOne	—	—	28.4	—	28.4
Proceeds from sale of assets	—	0.3	196.1	—	196.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between Parent and subsidiaries, net	—	(73.4)	(542.6)	616.0	—
Other investing activities	(0.3)	—	(5.5)	—	(5.8)
Cash flows provided by (used in) investing activities	12.3	(225.6)	2.7	603.2	392.6
Funding between Parent and subsidiaries, net	516.2	—	99.8	(616.0)	—
Distributions paid to Parent	—	—	(12.8)	12.8	—
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.9)	(5.3)	—	(376.5)
Proceeds from exercise of options and warrants	1.3	—	—	—	1.3
Other financing activities	(11.4)	—	—	—	(11.4)
Cash flows provided by (used in) financing activities	98.1	(3.9)	(5.5)	(603.2)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.8)	—	—	53.3
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9

	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(218.1)	$239.0	$57.9	$—	$78.8
Capital expenditures	—	(153.1)	(43.8)	—	(196.9)
Dividends received from CyrusOne	—	—	21.3	—	21.3
Proceeds from sale of assets	—	2.0	—	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(151.1)	(34.3)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(84.3)	(89.9)	—	—
Debt issuance costs	(6.7)	—	—	—	(6.7)
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(3.7)	(5.1)	—	(530.8)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(88.0)	(40.8)	—	87.6
Decrease in cash and cash equivalents	(1.7)	(0.1)	(17.2)	—	(19.0)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2012
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(144.8)	$250.4	$107.1	$—	$212.7
Capital expenditures	—	(108.8)	(258.4)	—	(367.2)
Proceeds from sale of assets	—	1.4	0.2	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(107.4)	(264.4)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(66.0)	(367.6)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(76.5)	(13.9)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(142.5)	172.5	—	109.0
(Decrease) increase in cash and cash equivalents	(65.8)	0.5	15.2	—	(50.1)
Beginning cash and cash equivalents	69.6	1.4	2.7	—	73.7
Ending cash and cash equivalents	$3.8	$1.9	$17.9	$—	$23.6

Form 10-K Part II	Cincinnati Bell Inc.

18.	Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of December 31, 2014, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
The Parent Company owns directly or indirectly 100% of each guarantor and each guarantee is full and unconditional, and joint and several. In certain customary circumstances, a subsidiary may be released from its guarantee obligation. These circumstances are defined as follows:

•	upon the sale of all of the capital stock of a subsidiary,

•	if the Company designates the subsidiary as an unrestricted subsidiary under the terms of the indentures, or

•	if the subsidiary is released as a guarantor from the Company's Credit Agreement.
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
The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2014 and 2013 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2014, 2013, and 2012 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$731.9	$601.5	$(55.2)	$1,278.2
Operating costs and expenses	19.9	766.6	431.1	(55.2)	1,162.4
Operating (loss) income	(19.9)	(34.7)	170.4	—	115.8
Interest expense (income), net	144.0	7.8	(3.1)	—	148.7
Other expense (income), net	17.6	(171.2)	(12.3)	—	(165.9)
(Loss) income before equity in earnings of subsidiaries and income taxes	(181.5)	128.7	185.8	—	133.0
Income tax (benefit) expense	(55.6)	45.4	67.6	—	57.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Net income	75.6	83.3	118.2	(201.5)	75.6
Other comprehensive loss	(40.5)	(0.1)	—	—	(40.6)
Total comprehensive income	$35.1	$83.2	$118.2	$(201.5)	$35.0

Net income	$75.6	$83.3	$118.2	$(201.5)	$75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$65.2	$83.3	$118.2	$(201.5)	$65.2

	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$704.6	$608.6	$(56.3)	$1,256.9
Operating costs and expenses	55.4	667.5	426.5	(56.3)	1,093.1
Operating (loss) income	(55.4)	37.1	182.1	—	163.8
Interest expense, net	164.3	14.9	2.8	—	182.0
Other expense (income), net	28.2	17.4	(6.6)	—	39.0
(Loss) income before equity in earnings of subsidiaries and income taxes	(247.9)	4.8	185.9	—	(57.2)
Income tax (benefit) expense	(79.8)	9.7	67.6	—	(2.5)
Equity in earnings of subsidiaries, net of tax	113.4	0.7	—	(114.1)	—
Net (loss) income	(54.7)	(4.2)	118.3	(114.1)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$(4.2)	$118.2	$(114.1)	$21.7

Net (loss) income	$(54.7)	$(4.2)	$118.3	$(114.1)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net (loss) income applicable to common shareowners	$(65.1)	$(4.2)	$118.3	$(114.1)	$(65.1)

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$713.4	$822.7	$(62.2)	$1,473.9
Operating costs and expenses	33.9	646.5	585.6	(62.2)	1,203.8
Operating (loss) income	(33.9)	66.9	237.1	—	270.1
Interest expense, net	164.8	7.8	46.3	—	218.9
Other expense (income), net	11.5	9.1	(5.3)	—	15.3
(Loss) income before equity in earnings of subsidiaries and income taxes	(210.2)	50.0	196.1	—	35.9
Income tax (benefit) expense	(68.3)	19.2	73.8	—	24.7
Equity in earnings of subsidiaries, net of tax	153.1	(11.8)	—	(141.3)	—
Net income	11.2	19.0	122.3	(141.3)	11.2
Other comprehensive loss	(0.8)	—	—	—	(0.8)
Total comprehensive income	$10.4	$19.0	$122.3	$(141.3)	$10.4

Net income	$11.2	$19.0	$122.3	$(141.3)	$11.2
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$0.8	$19.0	$122.3	$(141.3)	$0.8

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9
Receivables, net	2.6	6.1	158.8	—	167.5
Other current assets	4.7	74.6	33.1	(1.2)	111.2
Total current assets	63.5	80.9	193.4	(1.2)	336.6
Property, plant and equipment, net	0.2	94.9	764.4	—	859.5
Investment in CyrusOne	—	273.6	—	—	273.6
Goodwill and intangibles, net	—	13.2	2.2	—	15.4
Investments in and advances to subsidiaries	1,066.1	387.8	214.6	(1,668.5)	—
Other noncurrent assets	294.2	191.6	3.8	(155.0)	334.6
Total assets	$1,424.0	$1,042.0	$1,178.4	$(1,824.7)	$1,819.7
Current portion of long-term debt	$5.4	$3.9	$3.9	$—	$13.2
Accounts payable	1.0	80.8	54.2	—	136.0
Deferred gain on sale of wireless spectrum licenses	—	112.6	—	—	112.6
Other current liabilities	52.3	46.3	49.3	0.1	148.0
Total current liabilities	58.7	243.6	107.4	0.1	409.8
Long-term debt, less current portion	1,526.1	84.5	160.4	—	1,771.0
Other noncurrent liabilities	254.1	25.7	164.0	(156.4)	287.4
Intercompany payables	233.4	—	131.9	(365.3)	—
Total liabilities	2,072.3	353.8	563.7	(521.6)	2,468.2
Shareowners’ (deficit) equity	(648.3)	688.2	614.7	(1,303.1)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,042.0	$1,178.4	$(1,824.7)	$1,819.7

	As of December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6
Receivables, net	2.6	7.2	145.0	—	154.8
Other current assets	4.4	60.7	27.3	(0.7)	91.7
Total current assets	9.1	68.2	174.5	(0.7)	251.1
Property, plant and equipment, net	0.1	194.1	708.6	—	902.8
Investment in CyrusOne	—	471.0	—	—	471.0
Goodwill and intangibles, net	—	103.8	2.3	—	106.1
Investments in and advances to subsidiaries	1,406.6	(1.6)	218.2	(1,623.2)	—
Other noncurrent assets	359.1	179.9	5.1	(167.8)	376.3
Total assets	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3
Current portion of long-term debt	$5.4	$3.0	$4.2	$—	$12.6
Accounts payable	1.5	72.3	16.1	—	89.9
Other current liabilities	67.7	36.9	47.1	0.1	151.8
Total current liabilities	74.6	112.2	67.4	0.1	254.3
Long-term debt, less current portion	1,916.1	87.0	249.5	—	2,252.6
Other noncurrent liabilities	214.5	61.3	169.9	(168.6)	277.1
Intercompany payables	246.4	149.9	33.2	(429.5)	—
Total liabilities	2,451.6	410.4	520.0	(598.0)	2,784.0
Shareowners’ (deficit) equity	(676.7)	605.0	588.7	(1,193.7)	(676.7)
Total liabilities and shareowners’ equity (deficit)	$1,774.9	$1,015.4	$1,108.7	$(1,791.7)	$2,107.3

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(56.3)	$(1.4)	$232.9	$—	$175.2
Capital expenditures	(0.2)	(29.6)	(152.5)	—	(182.3)
Proceeds received from sale of CyrusOne	—	355.9	—	—	355.9
Dividends received from CyrusOne	—	28.4	—	—	28.4
Proceeds from sale of assets	—	194.4	2.0	—	196.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between Parent and subsidiaries, net	—	(539.3)	(78.0)	617.3	—
Other investing activities	(0.3)	(5.5)	—	—	(5.8)
Cash flows provided by (used in) investing activities	12.3	4.3	(228.5)	604.5	392.6
Funding between Parent and subsidiaries, net	516.2	—	101.1	(617.3)	—
Distributions paid to Parent	—	—	(12.8)	12.8	—
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.0)	(6.2)	—	(376.5)
Proceeds from exercise of options and warrants	1.3	—	—	—	1.3
Other financing activities	(11.4)	—	—	—	(11.4)
Cash flows provided by (used in) financing activities	98.1	(3.0)	(5.1)	(604.5)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.1)	(0.7)	—	53.3
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9

	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(218.1)	$26.2	$270.7	$—	$78.8
Capital expenditures	—	(36.1)	(160.8)	—	(196.9)
Dividends received from CyrusOne	—	21.3	—	—	21.3
Proceeds from sale of assets	—	—	2.0	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows used in investing activities	—	(14.8)	(170.6)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(7.4)	(166.8)	—	—
Debt issuance costs	(6.7)	—	—	—	(6.7)
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(4.0)	(4.8)	—	(530.8)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(11.4)	(117.4)	—	87.6
Decrease in cash and cash equivalents	(1.7)	—	(17.3)	—	(19.0)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows (used in) provided by operating activities	$(144.8)	$51.3	$306.2	$—	$212.7
Capital expenditures	—	(30.2)	(337.0)	—	(367.2)
Proceeds from sale of assets	—	—	1.6	—	1.6
Other investing activities	—	—	(6.2)	—	(6.2)
Cash flows used in investing activities	—	(30.2)	(341.6)	—	(371.8)
Issuance of long-term debt	—	—	525.0	—	525.0
Funding between Parent and subsidiaries, net	433.6	(16.9)	(416.7)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	52.0	—	52.0
Repayment of debt	(352.0)	(4.6)	(85.8)	—	(442.4)
Debt issuance costs	(3.6)	—	(17.3)	—	(20.9)
Common stock issuance costs	—	—	(5.7)	—	(5.7)
Common stock repurchase	(0.3)	—	—	—	(0.3)
Proceeds from exercise of options and warrants	12.1	—	—	—	12.1
Other financing activities	(10.8)	—	—	—	(10.8)
Cash flows provided by (used in) financing activities	79.0	(21.5)	51.5	—	109.0
(Decrease) increase in cash and cash equivalents	(65.8)	(0.4)	16.1	—	(50.1)
Beginning cash and cash equivalents	69.6	0.7	3.4	—	73.7
Ending cash and cash equivalents	$3.8	$0.3	$19.5	$—	$23.6

Form 10-K Part II	Cincinnati Bell Inc.

19.     Quarterly Financial Information (Unaudited)

	2014
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$322.5	$319.9	$327.5	$308.3	$1,278.2
Operating income	56.9	35.6	16.0	7.3	115.8
Net income (loss)	7.0	114.2	(27.3)	(18.3)	75.6
Basic earnings (loss) per common share	$0.02	$0.54	$(0.14)	$(0.10)	$0.31
Diluted earnings (loss) per common share	$0.02	$0.53	$(0.14)	$(0.10)	$0.31

	2013
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$325.7	$312.0	$310.8	$308.4	$1,256.9
Operating income	19.2	46.8	57.7	40.1	163.8
Net (loss) income	(36.7)	0.8	9.3	(28.1)	(54.7)
Basic and diluted (loss) earnings per common share	$(0.19)	$(0.01)	$0.03	$(0.15)	$(0.32)
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
In the second quarter of 2014, operating income includes a $6.4 million restructuring charge related to employee severance as well as contracts that will no longer be utilized once the wireless business ceases to exist. Net income in the second quarter of 2014 includes a $192.8 million gain on sale of our CyrusOne equity method investment.
Third quarter of 2014 operating income includes a $9.0 million restructuring charge attributable to contract termination fees on our wireless segment offset by the reversal of a Wireline lease abandonment reserve associated with leased space that was reoccupied. Operating income also includes a $7.5 million impairment charge for the write-off of certain construction-in-progress projects that will no longer be completed due to the wind down of the wireless business in addition to $3.0 million of transaction costs related to the wireless spectrum sale. Also in the third quarter, the Company redeemed $325.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. As a result of the redemption, the Company recorded a loss on the extinguishment of debt totaling $19.4 million.
Operating income in the fourth quarter of 2014 includes an impairment charge of $4.6 million related to the abandonment of an internal use software project that was written off in the fourth quarter.
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center colocation business. Effective January 24, 2013, we no longer consolidate the accounts of CyrusOne in our consolidated financial statements, but account for our ownership in CyrusOne as an equity method investment.
In the fourth quarter of 2013, the Company redeemed all of the $500.0 million of 8 1/4% Senior Notes due 2017 at a redemption price of 104.125% using proceeds from the Tranche B Term Loan facility that was issued on September 10, 2013. As a result, the Company recorded a debt extinguishment loss of $29.6 million.
20.     Subsequent Events
On January 22, 2015, the Company signed an agreement valued at approximately $10 million for a third party to decommission our wireless towers that are not being assumed by the acquirer. As of December 31, 2014 we had $3.3 million of asset retirement obligations included in capital lease obligations and $7.5 million included in other non-current liabilities.
Negotiations with the CWA have been ongoing since the tentative agreement reached on August 4, 2014 was not ratified by local members of the union. Both sides reached a tentative agreement on January 23, 2015 that is pending ratification by local union members.

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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2014 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information
No reportable information under this item.

Form 10-K Part III	Cincinnati Bell Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer is posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2014 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 26, 2015 are as follows:

Name	Age	Title
Theodore H. Torbeck (a)	58	President and Chief Executive Officer
Leigh R. Fox	42	Chief Financial Officer
Thomas E. Simpson	42	Chief Technology Officer
Christopher J. Wilson	49	Vice President, General Counsel and Secretary
Joshua T. Duckworth	36	Vice President, Investor Relations and Controller

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
THOMAS E. SIMPSON, Senior Vice President and Chief Technology Officer of the Company since January 2015; Vice President and Chief Technology Officer at Cincinnati Bell Technology Solutions (CBTS) since 2014; Vice President, Research and Development at CBTS since 2010; Director, Technical Operations at CBTS since 2008.
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

Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Form 10-K Part IV	Cincinnati Bell Inc.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated financial statements are included beginning on page 67.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 137. All other schedules are not required under the related instructions or are not applicable.
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

(4.3)
Indenture dated as of October 13, 2010, by and among Cincinnati Bell Inc., as Issuer, the subsidiaries of Cincinnati Bell Inc. party thereto, as Guarantors, and The Bank of New York Mellon, as Trustee, relating to Cincinnati Bell Inc.’s 8 3/8% Senior Notes due 2020 (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 13, 2010, File No. 1-8519).

(4.4)
Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, date of Report November 30, 1998, File No. 1-8519).

(4.5)
First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.6)
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

(4.8)
Warrant Agreement dated as of March 26, 2003, by and among Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(vii) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.9)
Equity Registration Rights Agreement dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.10)
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

(4.13)
Third Amendment to Purchase Agreement dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.14)
Fourth Amendment to Purchase Agreement dated January 31, 2005, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit 4(c)(viii)(5) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.15)
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

(10.4) +
Second Amendment to Credit Agreement dated as of June 23, 2014, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A.

(10.5)
Third Amendment to Credit Agreement dated as of September 30, 2014, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 30, 2014, File No. 1-8519).

(10.6)
Fourth Amendment to Credit Agreement dated as of November 5, 2014, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 5, 2014, File No. 1-8519).

(10.7)
Amended and Restated Purchase and Sale Agreement dated as of June 6, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc., as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report June 6, 2011, File No. 1-8519).

(10.8)
First Amendment to Purchase and Sale Agreement dated as of August 1, 2011, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC (Exhibit 99.2 to Current Report on Form 8-K, date of Report August 1, 2011, File No. 1-8519).

(10.9)
Second Amendment to Amended and Restated Purchase and Sale Agreement dated as of October 1, 2012, among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. as Servicer and sole member of Cincinnati Bell Funding LLC. (Exhibit 99.2 to Current Report on Form 8-K, date of Report October 1, 2012, File No. 1-8519).

(10.10)
Amended and Restated Receivables Purchase Agreement dated as of June 6, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 6, 2011, File No. 1-8519).

(10.11)
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

(10.12)
Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 4, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 4, 2012, File No. 1-8519).

(10.13)
Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of October 1, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 1, 2012, File No. 1-8519).

(10.14)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 3, 2013, File No. 1-8519).

(10.15)
Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 13, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).

(10.16)
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2014, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 2, 2014, File No. 1-8519).

(10.17) +
Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2014, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator.

(10.18)
License Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.19)
Network Asset Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.2 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.20)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.21)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.22)*	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.23)*	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.24)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2013 (Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.25)*	Amendment to Cincinnati Bell Management Pension Plan executed May 16, 2013 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.26)*	Amendment to Cincinnati Bell Management Pension Plan executed April 17, 2012 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.27)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2011 (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.28)*	Amendment to Cincinnati Bell Pension Plan executed on December 20, 2013 (Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.29)*	Amendment to Cincinnati Bell Pension Plan executed on April 17, 2012 (Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.30)*	Amendment to Cincinnati Bell Pension Plan executed on November 29, 2011 (Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.31)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.32)*
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.33)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.34)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.35)*	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).
(10.36)*
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 7, 2010, File No. 1-8519).

(10.37)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.38)*
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.39)*
Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.40)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.41)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).
(10.42)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.43)*
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

(10.45)*
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.46)*	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.47)*
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.48)*
Employment Agreement between Cincinnati Bell Inc. and David L. Heimbach dated as of November 20, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported November 20, 2013, File No. 1-8519).

(10.49)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).
(10.50) +	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015.
(10.51) +	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson dated as of January 1, 2015.
(12.1) +	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
(14)
Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21) +	Subsidiaries of the Registrant.
(23) +	Consent of Independent Registered Public Accounting Firm.
(24) +	Powers of Attorney.
(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Form 10-K Part IV	Cincinnati Bell Inc.

(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Presentation Linkbase Document.
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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2014	$12.2	$10.4	$—	$10.2	$12.4
Year 2013	$13.3	$11.3	$—	$12.4	$12.2
Year 2012	$11.6	$13.9	$—	$12.2	$13.3

Deferred Tax Valuation Allowance
Year 2014	$68.3	$(1.1)	$(2.8)	$—	$64.4
Year 2013	$56.8	$14.1	$(2.6)	$—	$68.3
Year 2012	$58.4	$(1.7)	$0.1	$—	$56.8

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 26, 2015	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	February 26, 2015	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	February 26, 2015
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	February 26, 2015
Phillip R. Cox

John W. Eck*	Director	February 26, 2015
John W. Eck

Russel P. Mayer*	Director	February 26, 2015
Russel P. Mayer

Jakki L. Haussler*	Director	February 26, 2015
Jakki L. Haussler

Craig F. Maier*	Director	February 26, 2015
Craig F. Maier

Alan R. Schriber*	Director	February 26, 2015
Alan R. Schriber

Lynn A. Wentworth*	Director	February 26, 2015
Lynn A. Wentworth

John M. Zrno*	Director	February 26, 2015
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director