Form 10-K/A
period 2014-12-31
CINCINNATI BELL INC
filed 2015-03-09
CIK 716133

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Form 10-K filed by Cincinnati Bell Inc. on February 26, 2015 for the fiscal year ended December 31, 2014. In accordance with Rule 3-09 of SEC Regulation S-X, we are filing this amendment to include the financial statements of our equity method investee, CyrusOne Inc. and subsidiaries and CyrusOne LP and subsidiaries, as of December 31, 2014 (Successor) and 2013 (Successor) and for the years ended December 31, 2014 (Successor) and 2013 (Successor), and 2012 (Predecessor) including the periods from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor). The audited financial statements of CyrusOne Inc. and subsidiaries and CyrusOne LP and subsidiaries for these periods are filed in this Form 10-K/A under Item 15 Exhibits and Financial Statement Schedules. In addition to the audited financial statements, new Exhibits 23.1, 23.2, 31.3, 31.4 and 32.3 are being filed pursuant to Commission regulations. Otherwise, this Form 10-K/A does not modify or update the financial position, results of operations, cash flows, disclosures or other information in Cincinnati Bell Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 and does not reflect events occurring after February 26, 2015 (the date the Form 10-K was filed).

Part IV

Page

Item 15. Exhibits and Financial Statement Schedules	5

Signatures	74

Item 15. Exhibits and Financial Statement Schedules

(a)    1. Financial Statements
The consolidated financial statements, as indexed on page 67 of the 2014 Form 10-K, were filed on February 26, 2015.

2. Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts was included on page 137 of the 2014 Form 10-K filed on February 26, 2015. All other schedules are not required under the related instructions or are not applicable.

3. Exhibits
See the exhibits listed under Exhibits on pages 69 - 73 of this Annual Report on Form 10-K/A.

(c)	Pursuant to Rule 3-09 of SEC Regulation S-X, the following information is included herein in this Annual Report on Form 10-K/A:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the accompanying consolidated balance sheets of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2014 (Successor) and 2013 (Successor), and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CyrusOne Inc. and subsidiaries as of December 31, 2014 (Successor) and 2013 (Successor), and the results of their operations and their cash flows for year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the financials statements of the Company for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 include allocations of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Company operated as a separate entity apart from CBI. Also, the financial statements of the Company for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 are presented as the “Predecessor” financial statements on a combined bases and the financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
CyrusOne Inc.
Carrollton, TX
We have audited the internal control over financial reporting of CyrusOne Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Partners of
CyrusOne LP
Carrollton, TX
We have audited the accompanying consolidated balance sheets of CyrusOne LP and subsidiaries (the "Partnership") as of December 31, 2014 (Successor) and 2013 (Successor), and the related consolidated statements of operations, comprehensive income, partnership capital, and cash flows for the year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CyrusOne LP and subsidiaries as of December 31, 2014 (Successor) and 2013 (Successor), and the results of their operations and their cash flows for year ended December 31, 2014 (Successor), from January 24, 2013 to December 31, 2013 (Successor) and January 1, 2013 to January 23, 2013 (Predecessor) and for the year ended December 31, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3, the financials statements of the Partnership for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 include allocations of certain corporate overhead costs from Cincinnati Bell Inc. (“CBI”). These costs may not be reflective of the actual level of costs which would have been incurred had the Partnership operated as a separate entity apart from CBI. Also, the financial statements of the Partnership for the period from January 1, 2013 to January 23, 2013 and for the year ended December 31, 2012 are presented as the “Predecessor” financial statements on a combined bases and the financial statements as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from January 24, 2013 to December 31, 2013 are presented on a consolidated basis as the “Successor” financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
February 27, 2015

CyrusOne Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except for shares and per share amounts)

	As of December 31, 2014	As of December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	812.6	783.7
Equipment	349.1	190.2
Construction in progress	127.0	57.3
Subtotal	1,378.4	1,120.5
Accumulated depreciation	(327.0)	(236.7)
Net investment in real estate	1,051.4	883.8
Cash and cash equivalents	36.5	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.0 and $0.5 as of December 31, 2014 and December 31, 2013, respectively	60.9	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $72.1 and $55.1 as of December 31, 2014 and December 31, 2013, respectively	68.9	85.9
Due from affiliates	0.8	0.6
Other assets	91.8	70.3
Total assets	$1,586.5	$1,506.8
Liabilities and equity
Accounts payable and accrued expenses	$69.9	$66.8
Deferred revenue	65.7	55.9
Due to affiliates	7.3	8.5
Capital lease obligations	13.4	16.7
Long-term debt	659.8	525.0
Other financing arrangements	53.4	56.3
Total liabilities	869.5	729.2
Commitment and contingencies
Equity
Preferred stock, $.01 par value, 100,000,000 authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value, 500,000,000 shares authorized and 38,651,517 and 21,991,669 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	0.4	0.2
Additional paid in capital	516.5	340.7
Accumulated deficit	(55.9)	(18.9)
Accumulated other comprehensive loss	(0.3)	—
Total shareholders’ equity	460.7	322.0
Noncontrolling interest	256.3	455.6
Total equity	717.0	777.6
Total liabilities and equity	$1,586.5	$1,506.8
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(amounts in millions, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Revenue	$330.9	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	76.0
Sales and marketing	12.8	9.9	0.7	9.7
General and administrative	34.6	26.5	1.5	20.7
Depreciation and amortization	118.0	89.9	5.3	73.4
Restructuring charges	—	0.7	—	—
Transaction costs	1.0	1.3	0.1	5.7
Transaction-related compensation	—	—	20.0	—
Management fees charged by CBI	—	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	3.2
Asset impairments	—	2.8	—	13.3
Total costs and expenses	290.9	219.5	32.4	204.5
Operating income (loss)	40.0	28.9	(17.3)	16.3
Interest expense	39.5	41.2	2.5	41.8
Other income	—	(0.1)	—	—
Loss on extinguishment of debt	13.6	1.3	—	—
Net loss before income taxes	(13.1)	(13.5)	(19.8)	(25.5)
Income tax (expense) benefit	(1.4)	(1.9)	(0.4)	5.1
(Loss) gain on sale of real estate improvements	—	(0.2)	—	0.1
Net loss	(14.5)	$(15.6)	$(20.2)	$(20.3)
Noncontrolling interest in net loss	(6.7)	(10.3)
Net loss attributed to common shareholders	$(7.8)	$(5.3)
Basic weighted average common shares outstanding	29.2	20.9
Diluted weighted average common shares outstanding	29.2	20.9
Loss per share - basic and diluted	$(0.30)	$(0.28)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—	—	—
Comprehensive loss	(14.8)	(15.6)	(20.2)	(20.3)
Comprehensive loss attributable to noncontrolling interests	(0.1)	—	—	—
Comprehensive loss attributable to CyrusOne Inc.	$(14.7)	$(15.6)	$(20.2)	$(20.3)

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(amounts in millions)

	Common Stock Issued
	Shares	Amount	Accum Deficit	Paid-In Capital	Partnership Capital	Divisional Control	Accum Other Comprehensive Loss	Total Shareholder’s Equity/ Parent’s Net Investment	Non Controlling Interest	Total Equity
Balance as of January 1, 2012	—	$—	$—	$—	$—	$311.5	$—	$311.5	$—	$—
Divisional control transfer	—	—	—	—	311.5	(311.5)	—	—	—	—
Net loss	—	—	—	—	(20.3)	—	—	(20.3)	—	—
Issuance of common stock (100 shares at $ .01 par value)	—	—	—	—	—	—	—	—	—	—
Issuance of partnership units	—	—	—	—	—	—	—	—	—	—
Contributions from Parent related to settlement of intercompany balances	—	—	—	7.1	196.4	—	—	203.5	—	—
Other contributions from Parent, net	—	—	—	—	5.4	—	—	5.4	—	—
Balance as of December 31, 2012	—	$—	$—	$7.1	$493.0	$—	$—	$500.1	$—	$500.1
Net loss – January 1, 2013 to January 23, 2013	—	—	—	—	(20.2)	—	—	(20.2)	—	(20.2)
Other contributions from Parent	—	—	—	—	1.3	—	—	1.3	—	1.3
Contributions from Parent–transaction compensation expense reimbursement	—	—	—	—	19.6	—	—	19.6	—	19.6
Noncontrolling interest effective January 24, 2013	—	—	—	(7.1)	(493.7)	—	—	(500.8)	500.8	—
Common stock issued	19.0	0.2	—	336.9	—	—	—	337.1	—	337.1
Common stock issued to CBI in exchange for operating partnership units	1.5	—	—	—	—	—	—	—	—	—
Common stock issued to CBI in exchange for settlement of IPO costs paid by CBI	0.4	—	—	7.1	—	—	—	7.1	(7.1)	—
IPO costs	—	—	—	(9.5)	—	—	—	(9.5)	—	(9.5)
Restricted shares issued	1.1	—	—	—	—	—	—	—	—	—
Net loss – January 24, 2013 to December 31, 2013	—	—	(15.6)	—	—	—	—	(15.6)	—	(15.6)
Noncontrolling interest allocated net loss	—	—	10.3	—	—	—	—	10.3	(10.3)	—
Stock based compensation	—	—	—	6.2	—	—	—	6.2	—	6.2
Dividends declared, $0.64 per share	—	—	(13.6)	—	—	—	—	(13.6)	(27.8)	(41.4)
Balance as of December 31, 2013	22.0	$0.2	$(18.9)	$340.7	$—	$—	$—	$322.0	$455.6	$777.6
Net Loss	—	—	(14.5)	—	—	—	—	(14.5)	—	(14.5)
Noncontrolling interest allocated net loss	—	—	6.7	—	—	—	—	6.7	(6.7)	—
Stock issuance costs	—	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Stock-based compensation	0.7	—	—	10.3	—	—	—	10.3	—	10.3
Issuance of common stock	16.0	0.2	—	355.8	—	—	—	356.0	—	356.0
Redemption of noncontrolling interest	—	—	—	(189.0)	—	—	—	(189.0)	(166.9)	(355.9)
Dividends declared, $0.84 per share	—	—	(29.2)	—	—	—	—	(29.2)	(25.7)	(54.9)
Balance as of December 31, 2014	38.7	$0.4	$(55.9)	$516.5	$—	$—	$(0.3)	$460.7	$256.3	$717.0
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118.0	89.9	5.3	73.4
Loss on sale of receivables and other assets	—	—	—	3.0
Provision for bad debt write off	0.8	0.4	—	0.1
Asset impairments	—	2.8	—	13.3
Loss on extinguishment of debt	13.6	1.3	—	—
Noncash interest expense	3.4	4.0	0.1	0.3
Deferred income tax expense (benefit), including valuation allowance change	—	0.6	0.3	(4.5)
Stock-based compensation expense	10.3	6.0	0.2	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(37.0)	(15.7)	(9.6)	(24.0)
Increase (decrease) in accounts payable and accrued expenses	6.9	(14.6)	20.5	(0.6)
Increase (decrease) in deferred revenues	9.8	(0.1)	3.2	3.8
(Decrease) increase in payables to related parties	(0.2)	18.4	1.5	—
Other	—	—	0.7	—
Net cash provided by operating activities	111.1	77.4	2.0	44.5
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(48.0)	—	(25.4)
Capital expenditures – other	(284.2)	(172.9)	(7.7)	(202.9)
Proceeds from the sale of assets	—	—	—	0.2
Increase in restricted cash	—	—	—	(11.1)
Release of restricted cash	—	4.4	1.9	4.8
Advances to affiliates	—	—	—	(18.3)
Other	—	(0.2)	—	0.1
Net cash used in investing activities	(284.2)	(216.7)	(5.8)	(252.6)
Cash flows from financing activities:
Issuance of common stock	356.0	360.5	—	—
Stock issuance costs	(1.3)	—	—	—
IPO costs	—	(26.6)	—	—
Acquisition of operating partnership units	(355.9)	—	—	—
Dividends paid	(50.9)	(31.0)	—	—
Borrowings from revolving credit agreement	315.0	—	—	—
Borrowings from affiliates, net	—	—	—	119.8
Payments on revolving credit facility	(30.0)	—	—	—
Payments on senior notes	(150.2)	—	—	—

Repayment of related party note	—	—	—	(400.0)
Proceeds from issuance of debt	—	—	—	525.0
Payments on capital lease obligations	(3.0)	(5.3)	(0.6)	(9.0)
Payments on financing obligations	(0.9)	(0.7)	—	—
Payment to buyout capital leases	—	(9.6)	—	—
Payment to buyout other financing arrangements	—	(10.2)	—	—
Debt issuance costs	(5.2)	(1.3)	—	(17.2)
Payment of debt extinguishment costs	(12.8)	—	—	—
Contributions from/(distributions to) parent, net	—	—	0.2	5.4
Net cash provided by (used in) by financing activities	60.8	275.8	(0.4)	224.0
Net (decrease) increase in cash and cash equivalents	(112.3)	136.5	(4.2)	15.9
Cash and cash equivalents at beginning of period	148.8	12.3	16.5	0.6
Cash and cash equivalents at end of period	$36.5	$148.8	$12.3	$16.5

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$41.3	$40.7	$0.3	$42.4
Cash paid for income taxes	0.4	—	—	—
Capitalized interest	4.6	1.6	—	2.7
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	26.8	35.8	15.7	7.7
Acquisition of property by assuming capital lease obligations and other financing arrangements	—	—	—	11.6
Assets transferred by parent	—	—	—	2.0
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	—	203.5
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6	—
Dividend payable	14.3	10.4	—	—
Deferred IPO costs	—	—	1.7	—
Deferred IPO costs reclassified to additional paid in capital	—	9.5	—	—
Reclass of equipment to held for sale	—	0.3	—	—
Noncash additions to fixed assets through other financing arrangements	—	4.0	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED BALANCE SHEETS
(amounts in millions)

	Successor	Successor
	As of December 31, 2014	As of December 31, 2013
Assets
Investment in real estate:
Land	$89.7	$89.3
Buildings and improvements	812.6	783.7
Equipment	349.1	190.2
Construction in progress	127.0	57.3
Subtotal	1,378.4	1,120.5
Accumulated depreciation	(327.0)	(236.7)
Net investment in real estate	1,051.4	883.8
Cash and cash equivalents	36.5	148.8
Rent and other receivables, net of allowance for doubtful accounts of $1.0 and $0.5 as of December 31, 2014 and December 31, 2013, respectively	60.9	41.2
Goodwill	276.2	276.2
Intangible assets, net of accumulated amortization of $72.1 and $55.1 as of December 31, 2014 and December 31, 2013, respectively	68.9	85.9
Due from affiliates	0.8	0.6
Other assets	91.8	70.3
Total assets	$1,586.5	$1,506.8
Liabilities and parent’s net investment
Accounts payable and accrued expenses	$69.9	$66.8
Deferred revenue	65.7	55.9
Due to affiliates	7.3	8.5
Capital lease obligations	13.4	16.7
Long-term debt	659.8	525.0
Other financing arrangements	53.4	56.3
Total liabilities	869.5	729.2
Commitment and contingencies
Parent’s net investment:
Partnership capital	717.0	777.6
Total liabilities and partnership capital	$1,586.5	$1,506.8
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Revenue	$330.9	$248.4	$15.1	$220.8
Costs and expenses:
Property operating expenses	124.5	88.4	4.8	76.0
Sales and marketing	12.8	9.9	0.7	9.7
General and administrative	34.6	26.5	1.5	20.7
Depreciation and amortization	118.0	89.9	5.3	73.4
Restructuring charges	—	0.7	—	—
Transaction costs	1.0	1.3	0.1	5.7
Transaction-related compensation	—	—	20.0	—
Management fees charged by CBI	—	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	3.2
Asset impairments	—	2.8	—	13.3
Total costs and expenses	290.9	219.5	32.4	204.5
Operating income (loss)	40.0	28.9	(17.3)	16.3
Interest expense	39.5	41.2	2.5	41.8
Other income	—	(0.1)	—	—
Loss on extinguishment of debt	13.6	1.3	—	—
Net loss before income taxes	(13.1)	(13.5)	(19.8)	(25.5)
Income tax (expense) benefit	(1.4)	(1.9)	(0.4)	5.1
(Loss) gain on sale of real estate improvements	—	(0.2)	—	0.1
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Other comprehensive loss:
Foreign currency translation adjustments	(0.3)	—	—	—
Comprehensive loss	$(14.8)	$(15.6)	$(20.2)	$(20.3)

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF PARTNERSHIP CAPITAL
(amounts in millions)

	Partnership Units	Partnership Capital	Divisional Control
Balance January 1, 2012	—	$—	$311.5
Divisional control transfer from CBI	—	311.5	(311.5)
Net Loss	—	(20.3)	—
Issuance of Partnership units	123.6	—	—
Contributions from CBI related to settlement of intercompany balances	—	196.4	—
Other contributions from Parent, net	—	5.4	—
Balance December 31, 2012	123.6	$493.0	$—
Net loss—January 1, 2013, to January 23, 2013	—	(20.2)	—
Contributions from Parent—transaction-compensation expense reimbursement	—	19.6	—
Other contributions from Parent	—	1.3	—
Distribution to CyrusOne Inc.	—	(2.4)	—
Partnership reverse unit split 2.8 to 1	(79.5)	—	—
Partnership units exchanged by CBI for common stock in CyrusOne Inc.	(1.5)	—	—
Partnership units issued to CyrusOne Inc.	22.0	337.1	—
Compensation expense of CyrusOne Inc. allocated to Partnership	—	6.2	—
Net loss—January 24, 2013, to December 31, 2013	—	(15.6)	—
Partnership distributions declared	—	(41.4)	—
Balance at December 31, 2013	64.6	$777.6	$—
Net loss	—	(14.5)	—
Compensation expense of CyrusOne Inc. allocated to operating partnership	—	10.3	—
Foreign currency translation adjustments	—	(0.3)	—
Partnership units issued to CyrusOne Inc.	0.7	—	—
Partnership units purchased by CyrusOne Inc.	16.0	356.0	—
Partnership units sold by CBI	(16.0)	(355.9)	—
Distributions to CyrusOne Inc.	—	(1.3)	—
Partnership distributions	—	(54.9)	—
Balance at December 31, 2014	65.3	$717.0	$—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(14.5)	$(15.6)	$(20.2)	$(20.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118.0	89.9	5.3	73.4
Loss on sale of receivables and other assets	—	—	—	3.0
Provision for bad debt write off	0.8	0.4	—	0.1
Asset impairments	—	2.8	—	13.3
Loss on extinguishment of debt	13.6	1.3	—	—
Noncash interest expense	3.4	4.0	0.1	0.3
Deferred income tax expense (benefit), including valuation allowance change	—	0.6	0.3	(4.5)
Stock-based compensation expense	10.3	6.0	0.2	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables and other assets	(37.0)	(15.7)	(9.6)	(16.1)
Increase (decrease) in accounts payable and accrued expenses	6.9	(14.6)	20.5	(1.4)
Increase (decrease) in deferred revenues	9.8	(0.1)	3.2	3.8
(Decrease) increase in payables to related parties	(0.2)	18.4	1.5	—
Other	—	—	0.7	—
Net cash provided by operating activities	111.1	77.4	2.0	51.6
Cash flows from investing activities:
Capital expenditures – acquisitions of real estate	—	(48.0)	—	(25.4)
Capital expenditures – other	(284.2)	(172.9)	(7.7)	(202.9)
Proceeds from the sale of assets	—	—	—	0.2
Increase in restricted cash	—	—	—	(11.1)
Release of restricted cash	—	4.4	1.9	4.8
Advances to affiliates	—	—	—	(18.3)
Other	—	(0.2)	—	0.1
Net cash used in investing activities	(284.2)	(216.7)	(5.8)	(252.6)
Cash flows from financing activities:
Issuance of partnership units	0.1	333.9	—	—
Distributions paid	(50.9)	(31.0)	—	—
Borrowings from revolving credit agreement	315.0	—	—	—
Borrowings from affiliates, net	—	—	—	119.8
Payments on revolving credit facility	(30.0)	—	—	—
Payments on senior notes	(150.2)	—	—	—
Repayment of related party note	—	—	—	(400.0)
Proceeds from issuance of debt	—	—	—	525.0
Payments on capital lease obligations	(3.0)	(5.3)	(0.6)	(9.0)

Payments on financing obligations	(0.9)	(0.7)	—	—
Payments to buyout capital leases	—	(9.6)	—	—
Payment to buyout other financing arrangements	—	(10.2)	—	—
Debt issuance costs	(5.2)	(1.3)	—	(17.2)
Payment of debt extinguishment costs	(12.8)	—	—	—
Contributions to/(distributions from) parent, net	(1.3)	—	0.2	(1.7)
Other	—	—	—	—
Net cash provided by (used in) by financing activities	60.8	275.8	(0.4)	216.9
Net (decrease) increase in cash and cash equivalents	(112.3)	136.5	(4.2)	15.9
Cash and cash equivalents at beginning of period	148.8	12.3	16.5	0.6
Cash and cash equivalents at end of period	$36.5	$148.8	$12.3	$16.5

Supplemental disclosures
Cash paid for interest, net of amount capitalized	$41.3	$40.7	$0.3	$42.4
Cash paid for income taxes	0.4	—	—	—
Capitalized interest	4.6	1.6	—	2.7
Noncash investing and financing transactions:
Acquisition of property in accounts payable and other liabilities	26.8	35.8	15.7	7.7
Acquisitions of property by assuming capital lease obligations and other financing arrangements	—	—	—	11.6
Contribution receivable from Parent related to transaction-related compensation	—	—	19.6	—
Distribution payable	14.3	10.4	—	—
Other contributions from Parent	—	1.3	1.7	—
Non-cash distribution to CyrusOne Inc.	—	2.4	—	—
Assets transferred to Parent	—	—	—	2.0
Divisional control contribution funded by settlement of intercompany balances due to Parent	—	—	—	196.4
Reclass of equipment to held for sale	—	0.3	—	—
Noncash additions to fixed assets through other financing arrangements	—	4.0	—	—
The accompanying notes are an integral part of the consolidated and combined financial statements

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Description of Business
CyrusOne Inc., together with CyrusOne GP, a wholly-owned subsidiary of CyrusOne Inc., through which CyrusOne Inc. holds a controlling interest in CyrusOne LP (the “operating partnership”) and the subsidiaries of the operating partnership (collectively, “CyrusOne”, “we”, “us”, “our”, and the “Company”) is an owner, operator and developer of enterprise-class, carrier-neutral multi-tenant data center properties. Our customers operate in a number of industries, including energy, oil and gas, mining, medical, technology, finance and consumer goods and services. We currently operate approximately 25 data centers located in the United States, United Kingdom and Singapore.
2. Formation
Prior to November 20, 2012, CyrusOne was not an operative legal entity or a combination of legal entities. The accompanying combined financial statements of CyrusOne for such periods represent the data center assets and operations owned by Cincinnati Bell Inc. (“CBI”) and, unless the context otherwise requires, its consolidated subsidiaries which historically have been maintained in various legal entities, some of which had significant unrelated business activities. The accompanying financial statements for such periods have been “carved out” of CBI’s consolidated financial statements and reflect significant assumptions and allocations. The combined financial statements do not fully reflect what the financial position, results of operations and cash flows would have been had these operations been a stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows.
On November 20, 2012, the operating partnership received a contribution of interests in real estate properties and the assumption of debt and other specified liabilities from CBI in exchange for the issuance of 123.7 million operating partnership units to CBI.
On January 24, 2013, CyrusOne Inc. completed its initial public offering (“IPO”) of common stock, issuing approximately 19 million shares for $337.1 million, net of underwriting discounts. At that time the operating partnership executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. In addition, CBI exchanged approximately 1.5 million of its operating partnership units for 1.5 million shares of CyrusOne Inc. common stock, and CBI was issued 0.4 million shares of CyrusOne Inc. common stock in repayment for transaction costs paid by CBI. CyrusOne Inc. also issued approximately 1.1 million shares of restricted stock to its directors and employees. In addition, on January 24, 2013, CyrusOne Inc., together with CyrusOne GP, purchased approximately 21.9 million, or 33.9% of the operating partnership’s units for $337.1 million and through CyrusOne GP assumed the controlling interest in the operating partnership. CBI retained a noncontrolling interest in the operating partnership of 66.1%.
On June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI.
As of December 31, 2014, the total number of outstanding partnership units was 65.3 million and CBI holds a 40.8% noncontrolling interest in the operating partnership. CBI effectively owns approximately 43.7% of CyrusOne through its interest in outstanding shares of common stock of CyrusOne Inc. and its interest in the operating partnership units of CyrusOne LP.
3. Basis of Presentation
The accompanying financial statements for the period ended January 23, 2013 and the year ended December 31, 2012, were prepared on a combined basis using CBI’s historical basis in the assets and liabilities of its data center business and are presented as the “Predecessor” financial statements. The Predecessor financial statements include all revenues, costs, assets and liabilities directly attributable to the data center business. In addition, certain expenses reflected in the Predecessor financial statements include allocations of corporate expenses from CBI, which in the opinion of management are reasonable but do not necessarily reflect what CyrusOne’s financial position, results of operations and cash flows would have been had CyrusOne been a stand-alone company during these respective periods. As a result, the Predecessor financial information is not necessarily indicative of CyrusOne’s future results of operations, financial position and cash flows. The financial statements as of December 31, 2014 and 2013 and for the period from January 24, 2013 to December 31, 2013, and the year ended December 31, 2014, are prepared on a consolidated basis and are presented as the “Successor” financial statements.

In addition, the accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.
4. Significant Accounting Policies
Use of Estimates—Preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. These estimates and assumptions are based on management’s knowledge of current events and actions that we may undertake in the future. Estimates are used in determining the fair value of leased real estate, the useful lives of real estate and other long-lived assets, future cash flows associated with goodwill and other long-lived asset impairment testing, deferred tax assets and liabilities and loss contingencies. Estimates were also utilized in the determination of historical allocations of shared employees’ payroll, benefits and incentives and management fees between CyrusOne and CBI. Actual results may differ from these estimates and assumptions.
Investments in Real Estate—Investments in real estate consist of land, buildings, improvements and integral equipment utilized in our data center operations. Real estate acquired from third parties has been recorded at its acquisition cost. Real estate acquired from CBI and its affiliates has been recorded at its historical cost basis. Additions and improvements which extend an asset’s useful life or increase its functionality are capitalized and depreciated over the asset’s remaining life. Maintenance and repairs are expensed as incurred.
When we are involved in the construction of structural improvements to leased property, we are deemed the accounting owner of the leased real estate. In these instances, we bear substantially all the construction period risk, including managing or funding construction. These transactions generally do not qualify for sale-leaseback accounting due to our continued involvement in these data center operations. At inception, the fair value of the real estate, which generally consists of a building shell and our associated obligation is recorded as construction in progress. As construction progresses the value of the asset and obligation increases by the fair value of the structural improvements. When construction is complete, the asset is placed in service and depreciation commences. Leased real estate is depreciated to the lesser of (i) its estimated fair value at the end of the term or (ii) the expected amount of the unamortized obligation at the end of the term.
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
Construction in progress includes direct and indirect expenditures for the construction and expansion of our data centers and is stated at its acquisition cost. Independent contractors perform substantially all of the construction and expansion efforts of our data centers. Construction in progress includes costs incurred under construction contracts including project management services, engineering and schematic design services, design development, construction services and other construction-related fees and services. Interest, property taxes and certain labor costs are also capitalized during the construction of an asset. Capitalized interest in 2014, 2013, and 2012 was $4.6 million, $1.6 million, and $2.7 million, respectively. These costs are depreciated over the estimated useful life of the related assets.
Depreciation is calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from nine to forty-eight years years for buildings, three to twenty-five years for building improvements, and three to five years years or equipment. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal options which are reasonably assured.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Impairment exists when the Company's net book value of real estate assets is greater than the estimated fair value. For the period ended December 31, 2013 and the year ended December 31, 2012, we recognized impairments of $2.8 million and $11.8 million, respectively. No such impairments were recognized in 2014.
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
The fair value of our reporting unit was determined using a combination of market-based valuation multiples for comparable businesses and discounted cash flow analysis based on internal financial forecasts incorporating market participant assumptions. There were no impairments recognized for the years ended December 31, 2014 or 2013.
Long-Lived and Intangible Assets—Intangible assets represent purchased assets that lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Intangible assets with finite lives consist of trademarks, customer relationships, and a favorable leasehold interest.
For the year ended December 31, 2012, we recognized an impairment of $1.5 million related to the impairment of customer relationships. There were no impairments recognized for the years ended December 31, 2014 or 2013.
Rent and Other Receivables—Receivables consist principally of trade receivables from customers and are generally unsecured and due within 30 to 120 days. Unbilled receivables arise from services rendered but not yet billed. Expected credit losses associated with trade receivables are recorded as an allowance for uncollectible accounts. The allowance for uncollectible accounts is estimated based upon historic patterns of credit losses for aged receivables as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written-off and the associated allowance for uncollectible accounts is reduced. The Company has receivables with one customer that exceeds 10% of the Company’s outstanding accounts receivable balance at December 31, 2014 and 2013. In addition, our receivables include $8.7 million of receivables as of December 31, 2014 which has not been billed to the customer. The amount will be billed and payable in 36 monthly payments starting in April 2015 through March 2018.
As of December 31, 2014, receivables were $61.9 million, and the allowance for uncollectible accounts was $1.0 million. The December 31, 2013 receivables were $41.7 million, and the allowance for uncollectible accounts was $0.5 million.
Deferred Costs—Deferred costs include both deferred leasing costs and deferred financing costs. Deferred costs are presented with other assets in the accompanying consolidated and combined balance sheets. Leasing commissions incurred at the commencement of a new lease are capitalized and amortized to expense over the term of the customer lease. Amortization of deferred leasing costs is presented with depreciation and amortization in the accompanying consolidated and combined statements of operations. If a lease terminates prior to the expected term of the lease, the remaining unamortized cost is written off to amortization expense.
Deferred financing costs include costs incurred in connection with issuance of senior notes, term loans and revolving credit facilities. These financing costs are capitalized and amortized to expense over the term of the instrument and are included as a component of interest expense.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Revenue Recognition—Colocation rentals are generally billed monthly in advance, and some contracts have escalating payments over the term of the contract. If rents escalate without the lessee gaining access to or control over additional leased space or power, and the lessee takes possession of, or controls the physical use of the property (including all contractually committed power) at the beginning of the lease term, the rental payments by the lessee are recognized as revenue on a straight-line basis over the term of the lease. If rents escalate because the lessee gains access to and control over additional leased space or power, revenue is recognized in proportion to the additional space or power in the periods that the lessee has control over the use of the additional space or power. The excess of revenue recognized over amounts contractually due is recognized in other assets in the accompanying consolidated and combined balance sheets. As of December 31, 2014 and 2013, straight-line rents receivable was $33.7 million and $25.5 million, respectively.
Some of our leases are structured on a full-service gross basis where the customer pays a fixed amount for both colocation rental and power. Other leases provide that the customer will be billed for power based upon their actual usage, which is separately metered, as well as an estimate of electricity used to power supporting infrastructure for the data center. In both cases, this revenue is presented on a gross basis in the accompanying consolidated and combined statement of operations. Power is generally billed one month in arrears and an estimate of this revenue is accrued in the month that the associated costs are incurred. We generally are not entitled to reimbursements for real estate taxes, insurance or other operating expenses.
Revenue is recognized for services or products that are deemed separate units of accounting. When a customer makes an advance payment or they are contractually obligated to pay any amounts in advance, which is not deemed a separate unit of accounting, deferred revenue is recorded. This revenue is recognized ratably over the expected term of the lease, unless the pattern of service suggests otherwise. As of December 31, 2014 and 2013, deferred revenue was $65.7 million and $55.9 million, respectively.
Certain customer contracts require specified levels of service or performance. If we fail to meet these service levels, our customers may be eligible to receive credits on their contractual billings. These credits are recognized against revenue when an event occurs that gives rise to such credits. Customer credits were immaterial for the years ended December 31, 2014 and 2013.
A provision for uncollectible accounts is recognized when the collection of contractual rent, straight-line rent or customer reimbursements are deemed to be uncollectible. The provision for uncollectible accounts was $1.0 million in 2014, $0.5 million in 2013 and $0.3 million in 2012.
Sales and Marketing Expense—Sales and marketing expense is comprised of compensation and benefits associated with sales and marketing personnel as well as advertising and marketing costs. Costs related to advertising are expensed as incurred and amounted to $2.9 million for the year ended December 31, 2014, $2.1 million for the period ended December 31, 2013, $0.1 million for the period ended January 23, 2013, and $2.9 million for the year ended December 31, 2012.
Depreciation and Amortization Expense—Depreciation expense is recognized over the estimated useful lives of real estate applying the straight-line method. The useful life of leased real estate and leasehold improvements is the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured. The residual value of leased real estate is estimated as the lesser of (i) the expected fair value of the asset at the end of the lease term or (ii) the expected amount of the unamortized liability at the end of the lease term. Estimated useful lives are periodically reviewed. Depreciation expense was $95.8 million for the year ended December 31, 2014, $70.3 million for the period ended December 31, 2013, $4.1 million for the period ended January 23, 2013, and $54.5 million for the year ended December 31, 2012.
Amortization expense is recognized over the estimated useful lives of finite-lived intangibles. An accelerated method of amortization is utilized to amortize our customer relationship intangible, consistent with the benefit expected to be derived from this asset. We amortize trademarks, favorable leasehold interests, deferred leasing costs and deferred sales commissions over their estimated useful lives. The estimated useful life of trademarks and customer relationships is eight to fifteen years. In addition, we have a favorable leasehold interest related to a land lease that is being amortized over the lease term of fifty-six years. Deferred leasing costs are amortized over three to five years. Amortization expense was $22.2 million for the year ended December 31, 2014, $19.6 million for the period ended December 31, 2013, $1.2 million for the period ended January 23, 2013, and $18.9 million for the year ended December 31, 2012.
Transaction Costs—Transaction costs represent legal, accounting and professional fees incurred in connection with the formation transactions, our qualification as a real estate investment trust, or REIT, and potential business combinations. Transaction costs are expensed as incurred.

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
Income Taxes—CyrusOne Inc. was included in CBI’s consolidated tax returns in various jurisdictions for the Predecessor period and was included in the Successor period for Texas only until June 26, 2014 when CBI's ownership percentage in the operating partnership was reduced below 50%. In the accompanying financial statements, the Predecessor period and the Successor period (for Texas only until June 26, 2014) reflect income taxes as if the Company were a separate stand-alone company. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. CyrusOne Inc. elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our initial taxable year ending December 31, 2013. Provided we continue to meet the various qualification tests mandated under the Code, we are generally not subject to corporate level federal income tax on the earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates and any applicable alternative minimum tax.
While CyrusOne Inc. and the operating partnership do not pay federal income taxes, we are still subject to foreign, state and local income taxes in the locations in which we conduct business. Our taxable REIT subsidiaries (each a “TRS”) are also subject to federal and state income taxes to the extent they earn taxable income.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company's previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U. S. federal, state or local examinations for years prior to 2011, and we have no liabilities for uncertain tax positions as of December 31, 2014 or 2013.
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
Comprehensive Loss—Comprehensive loss represents the change in net assets of a company from transactions and other events from non-owner sources. Comprehensive loss comprises all components of net loss and all components of other comprehensive loss. Comprehensive loss was equal to $0.3 million in 2014. Comprehensive loss was equal to our net loss in 2013 and 2012.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Stock-Based Compensation—In conjunction with the IPO, our board of directors adopted the 2012 Long-Term Incentive Plan (“LTIP”). The LTIP is administered by the board of directors, or the plan administrator. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. The awards under the LTIP include the following:
Restricted Shares - On January 24, 2013, CyrusOne Inc. issued approximately 1 million restricted shares to its employees, officers and members of the Company's board of directors in conjunction with CyrusOne's IPO. These restricted shares generally vest over three years. The per share grant date price was $19.00. In addition, from time to time, new employees and members of our board of directors have been issued restricted shares. These restricted shares are issued at a price equal to our share price on the grant date.
Performance and Market Based Awards - On April 17, 2013, and February 7, 2014, the Company issued performance and market based awards in the form of options and/or restricted stock to certain employees and officers of the Company. Fifty percent of the restricted shares and stock options will vest annually based upon achieving certain performance criteria. The other fifty percent of the restricted shares and stock options will vest at the end of three years if certain market conditions are met. The fair value of these awards were determined using the Black-Scholes or Monte-Carlo model which use assumptions such as volatility, risk-free interest rate, and expected term of the awards. See Note 15 for additional details relating to these awards.
Compensation expense for these awards is recognized over the vesting periods.
Fair Value Measurements—Fair value measurements are utilized in accounting for business combinations and testing of goodwill and other long-lived assets for impairment and disclosures. Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for asset and liabilities, is as follows:
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
Business Segments—Business segments are components of an enterprise for which separate financial information is available and regularly viewed by the chief operating decision maker to assess performance and allocate resources. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregate basis. Furthermore, our data centers have similar economic characteristics and customers across all geographic locations, our service offerings have similar production processes, deliver services in a similar manner and use the same types of facilities and similar technologies. As a result, we have concluded that we have one reportable operating segment.
5. Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Company adopted this guidance in the first quarter of 2014 and has properly reflected the impact in the guarantor financial statements.
In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures which are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

In June 2014, the FASB issued a guidance update for the presentation of stock compensation.  This guidance requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.
In August 2014, the FASB issued guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. This guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are currently evaluating the full impact of the new standard.
In January 2015, the FASB issued guidance eliminating from U.S. GAAP the concept of an extraordinary item. An entity is no longer required to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This guidance does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

6. Investment in Real Estate
A schedule of our gross investment in real estate follows:

	December 31, 2014			December 31, 2013
(amounts in millions)	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$110.6	$12.7	$0.9	$107.6	$11.0
Parkway Dr., Mason, OH (Mason)	—	20.2	0.9	—	20.2	0.6
Industrial Rd., Florence, KY (Florence)	2.2	41.4	3.0	2.2	41.4	2.4
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	6.7	0.1	0.6	6.7	0.1
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	49.2	3.7	—	49.2	3.6
E. Monroe St., South Bend, IN (Monroe St.)	—	2.5	0.1	—	2.5	—
Springer St., Lombard, IL (Lombard)	0.7	4.7	5.7	0.7	4.6	0.2
Crescent Circle, South Bend, IN (Blackthorn)	—	3.3	0.1	—	3.3	0.2
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	77.0	5.5	4.0	71.7	2.2
McAuley Place, Blue Ash, OH (Blue Ash)	—	0.6	0.1	—	0.6	—
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	84.4	43.8	1.4	84.4	39.4
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	22.5	45.1	2.0	22.4	15.8
Westway Park Blvd., Houston, TX (Houston West 3)	18.4	—	—	18.3	—	—
Southwest Fwy., Houston, TX (Galleria)	—	68.6	15.0	—	68.4	13.3
E. Ben White Blvd., Austin, TX (Austin 1)	—	22.5	1.2	—	22.5	1.2
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	76.7	22.8	—	77.0	20.3
Marsh Lane, Carrollton, TX (Marsh Ln)	—	0.1	0.5	—	0.1	0.5
Midway Rd., Carrollton, TX (Midway)	—	2.0	0.4	—	2.0	0.4
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	51.6	85.3	16.1	42.6	34.8
Bryan St., Dallas, TX (Bryan St)	—	0.1	0.2	—	0.1	0.1
North Freeway, Houston, TX (Greenspoint)	—	1.3	—	—	1.3	0.4
South Ellis Street, Chandler, AZ (Phoenix 1)	14.8	56.4	43.9	15.0	55.7	11.7
South Ellis Street, Chandler, AZ (Phoenix 2)	—	13.2	21.8	—	—	—
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	32.1	32.4	4.6	32.1	29.5
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	7.0	—	—	6.7	—	—
Metropolis Dr., Austin, TX (Austin 2)	2.0	23.2	4.0	2.0	23.1	1.7
Kestral Way (London)	—	32.7	0.7	—	34.8	0.7
Jurong East (Singapore)	—	9.0	0.1	—	9.4	0.1
Ridgetop Circle, Sterling, VA (Northern VA)	7.0	—	—	6.9	—	—
Metropolis Dr., Austin, TX (Austin 3)	8.0	—	—	7.9	—	—
Total	$89.7	$812.6	$349.1	$89.3	$783.7	$190.2
Construction in progress was $127.0 million and $57.3 million as of December 31, 2014 and December 31, 2013, respectively. We have sustained high amounts of construction in progress as we continue to build data center facilities.
During 2014, we continued to invest in the development of real estate. Our development has included the completion of additional square footage and power primarily in our Phoenix 1, Phoenix 2, Carrollton, and Houston West 2 data centers.

7. Goodwill, Intangible and Other Long-Lived Assets
Goodwill and intangible assets were recognized in connection with the acquisition of Cyrus Networks as well as prior acquisitions. The carrying amount of goodwill was $276.2 million as of December 31, 2014 and 2013.
Summarized below are the carrying values for the major classes of intangible assets:

(amounts in millions)		December 31, 2014			December 31, 2013
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	15	$129.7	$(69.5)	$60.2	$129.7	$(53.1)	$76.6
Trademark	15	7.4	(2.3)	5.1	7.4	(1.8)	5.6
Favorable leasehold interest	56	3.9	(0.3)	3.6	3.9	(0.2)	3.7
Total		$141.0	$(72.1)	$68.9	$141.0	$(55.1)	$85.9
There were no intangible asset impairments for the years ended December 31, 2014 or 2013.
Amortization expense for acquired intangible assets subject to amortization was $17.0 million, $15.9 million, $1.0 million and $16.4 million for the year ended December 31, 2014, and the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, respectively.
The following table presents estimated amortization expense for each of the next five years and thereafter, commencing January 1, 2015:

(amounts in millions)
2015	$14.6
2016	11.6
2017	9.5
2018	7.6
2019	5.9
Thereafter	19.7
Total	$68.9

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

8. Debt and Other Financing Arrangements
Debt and other financing arrangements presented in the accompanying consolidated and combined financial statements consist of the following:

(amounts in millions)	December 31, 2014	December 31, 2013
Revolving facility	$135.0	$—
Term loan	150.0	—
6 3/8% senior notes due 2022	374.8	525.0
Long-term debt	659.8	525.0
Capital lease obligations	13.4	16.7
Other financing arrangements	53.4	56.3
Total	$726.6	$598.0
Revolving credit agreement—On October 9, 2014, CyrusOne LP entered into a new credit agreement which provides for a $450 million senior unsecured revolving credit facility to replace CyrusOne LP's $225 million secured credit facility, and a $150 million senior unsecured term loan. The revolving facility is scheduled to mature in October 2018 and includes a one-year extension option, which if exercised by CyrusOne LP would extend the maturity date to October 2019. The term loan is scheduled to mature in October 2019. The revolving facility currently bears interest at a rate per annum equal to LIBOR plus 1.70% and the term loan currently bears interest at a rate per annum equal to LIBOR plus 1.65%. The credit agreement governing the revolving credit facility and the term loan contains an accordion feature that allows CyrusOne LP to increase the aggregate commitment by up to $300 million.
As of December 31, 2014 there were borrowings of $135 million under the revolving facility and $150 million under the term loan. There were no borrowings under the previous credit agreement as of December 31, 2013.
We pay commitment fees for the unused amount of borrowings on the revolving facility and term loan and letter of credit fees on any outstanding letters of credit. The commitment fees are equal to 0.25% per annum of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. Commitment fees related to the credit agreement were $1.1 million for the years ended December 31, 2014 and 2013.
Capital lease obligations—We use leasing as a source of financing for certain of our data center facilities and related equipment. We currently operate four data center facilities recognized as capital leases. We have options to extend the initial lease term on all these leases and options to purchase the facility for one of these leases. Interest expense on capital lease obligations was $5.9 million, $6.3 million, $0.3 million and $7.4 million for the year ended December 31, 2014, and the periods ended December 31, 2013, and January 23, 2013, and year ended December 31, 2012, respectively.
6.375% Senior Notes due 2022—On November 20, 2012, CyrusOne LP and CyrusOne Finance Corp. (the “Issuers”) issued $525 million of 6.375% senior notes due 2022 (“6.375% senior notes”). The 6.375% senior notes are senior unsecured obligations of the Issuers, which rank equally in right of payment with all existing and future unsecured senior debt of the Issuers. The 6.375% senior notes are effectively subordinated to all existing and future secured indebtedness of the Issuers to the extent of the value of the assets securing such indebtedness. The 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed by CyrusOne Inc., CyrusOne GP, and each of CyrusOne LP’s existing and future domestic 100% owned subsidiaries, subject to certain exceptions. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 6.375% senior notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Issuer that does not guarantee the senior notes. The 6.375% senior notes bear interest at a rate of 6.375% per annum, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2013.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The indenture governing the 6.375% senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, our indenture restricts CyrusOne LP from making distributions to its stockholders and limited partners, or redeeming or otherwise repurchasing shares of its capital stock or partnership units, after the occurrence and during the continuance of an event of default, except in limited circumstances including as necessary to enable CyrusOne Inc. to maintain its qualification as a REIT and to minimize the payment of income tax. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis, provided that for the purposes of such calculation their revolving credit facility shall be treated as unsecured indebtedness, in each case subject to certain qualifications set forth in the indenture.
The 6.375% senior notes will mature on November 15, 2022. However, prior to November 15, 2017, the Issuers may, at their option, redeem some or all of the 6.375% senior notes at a redemption price equal to 100% of the principal amount of the 6.375% senior notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 15, 2017, the Issuers may, at our option, redeem some or all of the 6.375% senior notes at any time at declining redemption prices equal to (i) 103.188% beginning on November 15, 2017, (ii) 102.125% beginning on November 15, 2018, (iii) 101.063% beginning on November 15, 2019 and (iv) 100.000% beginning on November 15, 2020 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before November 15, 2015, and subject to certain conditions, the Issuers may, at their option, redeem up to 35% of the aggregate principal amount of the 6.375% senior notes with the net proceeds of certain equity offerings at 106.375% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of the 6.375% senior notes remains outstanding and (ii) the redemption occurs within 90 days of the closing of any such equity offering.
In November and December of 2014, we repurchased our 6.375% senior notes with an aggregate face value of $150.2 million for a purchase price of $163 million, including accrued interest. This resulted in a loss on extinguishment of debt of $12.8 million. As of December 31, 2014, the outstanding balance on our 6.375% senior notes was $374.8 million.
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
The following table summarizes our annual minimum payments associated with our other financing arrangements for the five years subsequent to December 31, 2014, and thereafter:

(amounts in millions)
2015	$5.6
2016	5.7
2017	5.8
2018	5.9
2019	6.0
Thereafter	21.1
Total financing arrangements	$50.1

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The following table summarizes annual principal maturities of our revolving facility and term loan, 6 3/8% senior notes due 2022 and capital leases for the five years subsequent to December 31, 2014, and thereafter:

(amounts in millions)	Revolving Facility/Term Loan	6.375% Senior Notes	Capital Leases	Total
2015	$—	$—	$2.3	$2.3
2016	—	—	2.5	2.5
2017	—	—	1.2	1.2
2018	135.0	—	1.4	136.4
2019	150.0	—	1.5	151.5
Thereafter	—	374.8	4.5	379.3
Total debt	$285.0	$374.8	$13.4	$673.2
The payment of interest on capital leases over the next five years and thereafter will be $1.2 million, $1.0 million, $0.8 million, $0.7 million, $0.5 million and $0.8 million, respectively.
Deferred financing costs—Deferred financing costs are costs incurred in connection with obtaining long-term financing. Deferred financing costs were incurred in connection with the issuance of the revolving facility and term loan and 6.375% senior notes due 2022. As of December 31, 2014, and 2013, deferred financing costs totaled $15.5 million and $14.1 million, respectively. Deferred financing costs related to the senior notes are amortized using the effective interest method over the term of the related indebtedness. Deferred financing costs related to the revolving facility and term loan are amortized using the straight-line method. Amortization of deferred financing costs, included in interest expense in the consolidated and combined statements of operations, totaled $3.4 million, $4.0 million and $0.1 million for the year ended December 31, 2014, and the periods ended December 31, 2013, and January 23, 2013, respectively, and $0.3 million in 2012. The amortization of deferred financing costs for the year ended December 31, 2014 included $0.8 million related to the extinguishment of debt and the correction of expense recorded in prior periods.
Debt Covenants —The credit agreement governing the revolving facility and the term loan requires us to maintain certain financial covenants including the following, in each case on a consolidated basis:

•	A minimum fixed charge ratio;

•	Maximum total and secured leverage ratios;

•	A minimum tangible net worth ratio;

•	A maximum secured recourse indebtedness ratio;

•	A minimum unencumbered debt yield ratio; and

•	A maximum ratio of unsecured indebtedness to unencumbered asset value.
Notwithstanding these limitations, we will be permitted, subject to the terms and conditions of the credit agreement, to distribute to our shareholders cash dividends in an amount not to exceed 95% of our Funds From Operations ("FFO"), as defined in the credit agreement) for any period. Similarly, our indenture permits dividends and distributions necessary for us to maintain our status as a REIT.
The Company’s most restrictive covenants are generally included in its credit agreement. In order to continue to have access to amounts available to it under the credit agreement, the Company must remain in compliance with all covenants.
The indenture governing the 6.375% senior notes contains affirmative and negative covenants customarily found in indebtedness of this type, including a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to: incur secured or unsecured indebtedness; pay dividends or distributions on its equity interests, or redeem or repurchase equity interests of the Company; make certain investments or other restricted payments; enter into transactions with affiliates; enter into agreements limiting the ability of the operating partnership’s subsidiaries to pay dividends or make certain transfers and other payments to the operating partnership or to other subsidiaries; sell assets; and merge, consolidate or transfer all or substantially all of the operating partnership’s assets. Notwithstanding the foregoing, the covenants contained in the indenture do not restrict the Company’s ability to pay dividends or distributions to shareholders to the extent (i) no default or event of default exists or is continuing under the indenture and (ii) the Company believes in good faith that we qualify as a REIT under the Code and the payment of such dividend or distribution is necessary either to maintain its status as a REIT or to enable it to avoid payment of any tax that could be avoided by reason of such dividend or distribution. The Company and its subsidiaries are also required to maintain total unencumbered assets of at least 150% of their unsecured debt on a consolidated basis.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2014 and 2013, we believe we were in compliance with all covenants.
9. Fair Value of Financial Instruments
The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their carrying value because of the short-term nature of these instruments.
The carrying value and fair value of other financial instruments are as follows:

	December 31, 2014		December 31, 2013
(amounts in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
6.375% senior notes due 2022	$374.8	$402.0	$525.0	$539.4
Revolving facility and term loan	285.0	285.0	—	—
Other financing arrangements	53.4	63.1	56.3	63.8
The fair value of our senior notes as of December 31, 2014 and 2013 was based on the quoted market price for these notes, which is considered Level 1 of the fair value hierarchy. The fair value of the revolving facility and term loan was based on par value as of December 31, 2014. The fair value of other financing arrangements at December 31, 2014 and December 31, 2013, was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration. These fair value measurements are considered Level 2 of the fair value hierarchy.
Non-recurring fair value measurements
Certain long-lived assets, intangibles and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. There were no impairment charges for the year ended December 31, 2014.
The measured fair value used in the 2013 related impairment charges is summarized below:

(amounts in millions)	December 31, 2013	Quoted prices in active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	2013 Impairment Loss
Equipment	$0.3	$—	$0.3	$—	$(2.8)
Total Impairment					$(2.8)
In the fourth quarter of 2013, we agreed to an offer to purchase equipment which had a net book value of $3.1 million for $0.3 million, resulting in a loss of $2.8 million.
10. Noncontrolling Interest - Operating Partnership
The noncontrolling interest represents the limited partnership interest in the operating partnership held by CBI.
The following table shows the ownership interests as of December 31, 2014 and 2013, and the portion of net loss and distributions for the year ended December 31, 2014, and the period ended December 31, 2013:

	December 31, 2014		December 31, 2013
(amounts in millions, except unit amount)	The Company	CBI	The Company	CBI
Operating partnership units	38.7	26.6	22.0	42.6
Ownership %	59.2%	40.8%	34.1%	65.9%
Portion of net loss	$(7.8)	$(6.7)	$(5.3)	$(10.3)
Distributions	$(29.2)	$(25.7)	$(13.6)	$(27.8)
CyrusOne LP issued 123.7 million operating partnership units to CBI on November 20, 2012 and CBI assumed certain of the Predecessor’s intercompany payables and other liabilities of $203.5 million. Subsequent to December 31, 2012, CyrusOne LP executed a 2.8 to 1.0 reverse unit split, resulting in CBI owning 44.1 million operating partnership units. On January 24, 2013, CBI exchanged 1.5 million operating partnership units for common shares of CyrusOne Inc.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As stock is issued by CyrusOne Inc., CBI's ownership percentage will change. CyrusOne Inc. has issued shares in conjunction with the LTIP discussed in Note 15. Furthermore, on June 25, 2014, CyrusOne Inc. completed a public offering of 16 million shares of its common stock, including 2.1 million shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, at a price to the public of $23.25 per share, or $371.7 million. CyrusOne Inc. used the proceeds of $355.9 million, net of underwriting discounts of $15.8 million, to acquire 16 million common units of limited partnership interests in the operating partnership from a subsidiary of CBI. As a result, the Company's noncontrolling interest decreased by $166.9 million and CBI's ownership decreased to 40.8% as of December 31, 2014. In addition, the Company's additional paid in capital decreased by $189 million which represents the difference between the proceeds and the noncontrolling interest redeemed by CBI.
11. Dividends
We have declared cash dividends on common shares and distributions on operating partnership units for the years ended December 31, 2014 and 2013 as presented in the table below:

Record date	Payment date	Cash dividend per share or operating partnership unit
March 29, 2013	April 15, 2013	$0.16
June 28, 2013	July 15, 2013	$0.16
September 27, 2013	October 15, 2013	$0.16
December 27, 2013	January 10, 2014	$0.16
March 28, 2014	April 15, 2014	$0.21
June 27, 2014	July 15, 2014	$0.21
September 26, 2014	October 15, 2014	$0.21
December 26, 2014	January 9, 2015	$0.21

As of December 31, 2014 and 2013 we had a dividend payable of $14.3 million and $10.4 million, respectively. On February 18, 2015, we announced a regular cash dividend of $0.315 per common share payable to shareholders of record as of March 27, 2015. In addition, holders of operating partnership units will also receive a distribution of $0.315 per unit. The dividend and distribution will be paid on April 15, 2015.
12. Customer Leases
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
The future minimum lease payments to be received under non-cancelable operating leases, excluding month-to-month arrangements and submetered power, for the next five years are shown below:

(amounts in millions)
2015	$240.8
2016	176.2
2017	126.8
2018	87.0
2019	47.3
13. Employee Benefit Plans
Currently, our employees participate in health care plans sponsored by CyrusOne, which provide medical, dental, vision and prescription benefits. We incurred $2.1 million of expenses related to these plans for the year ended December 31, 2014. For the periods ended December 31, 2013 and January 23, 2013, we incurred $1.6 million and $0.1 million, respectively, of expenses related to these plans. Effective with the completion of the IPO on January 24, 2013, we no longer receive an allocated charge from CBI or participate in CBI's sponsored health care plans.

CyrusOne offers a retirement savings plan to its employees. CyrusOne's matching contribution to its retirement savings plan was $0.8 million for the year ended December 31, 2014, less than $0.5 million for the period ended December 31, 2013, and less than $0.1 million for the period ended January 23, 2013.
Prior to the IPO, some of our shared employees and retirees participated in CBI’s pension and other benefit plans. CBI managed these plans on a combined basis for all its affiliates and funded all plan contributions. Our employees were also eligible to participate in one of two sponsored defined contribution plans. One of these plans was sponsored by CyrusOne and the other by CBI. Employee contributions to these plans were matched by the sponsoring employer. Our direct and allocated contributions to these plans were $0.4 million for the year ended December 31, 2012.
In addition, prior to the IPO, some of our shared employees participated in CBI's sponsored health care plans. We were unable to estimate our share of CBI’s liability for claims incurred but not reported or reported but not paid. Our allocated costs of these plans for the year ended December 31, 2012 were $0.1 million.
14. Loss Per Share
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
The following table reflects a reconciliation of the shares used in the basic and diluted net loss per share computation for the period ended December 31, 2014:

	Year Ended		Period Ended
	December 31, 2014		December 31, 2013
(dollars and shares in millions, except per share amounts)	Basic	Diluted	Basic	Diluted
Numerator:
Net loss attributed to common shareholders	$(7.8)	$(7.8)	$(5.3)	$(5.3)
Less: Restricted stock dividends	(0.8)	(0.8)	(0.6)	(0.6)
Net loss available to shareholders	$(8.6)	$(8.6)	$(5.9)	$(5.9)
Denominator:
Weighted average common outstanding-basic	29.2	29.2	20.9	20.9
Performance-based restricted stock(1)(2)		—		—
Convertible securities(1)(2)		—		—
Weighted average shares outstanding-diluted		29.2		20.9
EPS:
Net loss per share-basic	$(0.30)		$(0.28)
Effect of dilutive shares				—
Net loss per share-diluted		$(0.30)		$(0.28)
 (1) We have excluded 0.8 million shares of restricted stock, and 34.3 million of operating partnership units which are securities convertible into common stock effective January 2014, from our diluted earnings per share as of December 31, 2014. These amounts were deemed anti-dilutive.
(2) We have excluded 0.2 million shares of restricted stock, and 42.6 million of operating partnership units which are securities convertible into common stock in January 2014, from our diluted earnings per share as of December 31, 2013. These amounts were deemed anti-dilutive.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

15. Stock-Based Compensation Plans
In conjunction with the CyrusOne Inc. IPO, the board of directors of CyrusOne Inc. adopted the LTIP. The LTIP is administered by the board of directors. Awards issuable under the LTIP include common stock, restricted stock, stock options and other incentive awards. CyrusOne Inc. has reserved a total of 4 million shares of CyrusOne Inc. common stock for issuance pursuant to the LTIP, which may be adjusted for changes in capitalization and certain corporate transactions. To the extent that an award, if forfeitable, expires, terminates or lapses, or an award is otherwise settled in cash without the delivery of shares of common stock to the participant, then any unpaid shares subject to the award will be available for future grant or issuance under the LTIP. The payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the LTIP. The related stock compensation expense incurred by CyrusOne Inc. will be allocated to the operating partnership. Shares available under the LTIP at December 31, 2014, were approximately 2 million.
Restricted Stock
Restricted stock awards vest over specified periods of time as long as the employee remains employed with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	1,024,064	19.01
Vested	—	—
Forfeited	(119,712)	19.00
Unvested balance at December 31, 2013	904,352	19.01
Granted	46,313	20.73
Vested	(47,845)	19.17
Forfeited	(25,948)	19.00
Unvested balance at December 31, 2014	876,872	$19.09

During the years ended December 31, 2014 and 2013, we issued 46,313 and 1,024,064 shares of restricted stock, which had an aggregate value of $1.0 million and $19.5 million, respectively, on the grant dates. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the year ended December 31, 2014, 47,845 shares of restricted stock vested at a value of $0.9 million on the respective vesting date.

As of December 31, 2014, total unearned compensation on restricted stock was $6.0 million and the weighted average vesting period was 1.1 years.
Performance and Market Based Awards
In 2014 and 2013, the Company approved grants of performance and market based restricted stock under the LTIP. The performance based restricted stock will vest annually based upon achieving certain predetermined EBITDA thresholds over a three-year cumulative performance period. The performance based awards will vest based on the following scale:
- Below 90% of EBITDA target = 0%
- At 90% of EBITDA target = 50%
- At 100% of EBITDA target = 100%
- At or above 115% of EBITDA target = 200%
The market based restricted stock vest at the end of three years if the total stockholder return during the three-year measurement period following the grant date meets or exceeds the return of the MSCI US REIT Index (the "Index") over the same period. The market based awards will vest based on the following scale:
- If CyrusOne's total stockholder return is less than the return of the Index = 0%
- If CyrusOne's total stockholder return is equal to or greater than the return of the Index = 100%, up to 200% if CyrusOne's total stockholder return exceeds the return of the Index by 2%

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

- If CyrusOne's total stockholder return exceeds the return of the Index, but is negative, any calculated vesting amount will be reduced by 50%
These awards are expensed based on the grant date fair value based on the performance that is probable to be achieved or based on the performance that is expected to be achieved. The forfeiture rate for these awards was approximately 2.2% and 11.6% during the years ended December 31, 2014 and 2013, respectively.
The following table sets forth the number of unvested shares of performance and market based awards and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	250,565	23.58
Vested	—	—
Forfeited	(28,248)	23.58
Unvested balance at December 31, 2013	222,317	23.58
Granted	672,158	20.65
Vested	(18,484)	23.55
Forfeited	(13,221)	21.26
Unvested balance at December 31, 2014	862,770	$21.33
During the years ended December 31, 2014 and 2013, we issued 672,158 and 250,565 shares of restricted stock, which had an aggregate value of $13.9 million and $5.9 million, respectively, on the grant dates. This amount will be amortized to expense over the respective vesting periods, which are typically three years. Also during the year ended December 31, 2014, 18,484 shares of restricted stock vested at a value of $0.4 million on the respective vesting date.

As of December 31, 2014, total unearned compensation on these performance and market based restricted stock was $4.7 million and the weighted average vesting period was 1.8 years.
Stock Options
The Company awarded stock options to various executives in 2013. These awards are expensed based on the grant date fair value based on the performance that is probable to be achieved or based on the performance that is expected to be achieved. The fair value of each stock option is estimated using the Black-Scholes option-pricing model. Significant assumptions used in the Black-Scholes model were the following:

Number of options granted	190,432
Exercise price	$23.58
Expected term (in years)	6
Expected volatility	35%
Expected annual dividend	3.4%
Risk-free rate	0.92%
Fair value at date of grant	$1.4	million
As of December 31, 2014, we have unrecognized compensation expense of approximately $0.2 million. This expense will be recognized over the remaining vesting period, or approximately 1.2 years. The exercise price for these options is $23.58.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

The following table sets forth the number of unvested options as of December 31, 2014 and 2013 and the weighted average fair value of these options at the grant date:

	Shares of Restricted Options	Weighted Average Fair Value at Date of Grant
Unvested balance at December 31, 2012	—	$—
Granted	190,432	7.46
Vested	—	—
Forfeited	(21,469)	7.46
Unvested balance at December 31, 2013	168,963	7.46
Granted	—	—
Vested	—	—
Forfeited	(2,091)	7.46
Unvested balance at December 31, 2014	166,872	$7.46
The following tables set forth the number of exercisable options as of December 31, 2014 and the weighted average fair value and exercise price of these options at the grant date:

	Shares of Restricted Options	Weighted Average Fair Value at Date of Grant
Options Exercisable at December 31, 2013	—	$—
Vested	13,915	7.46
Exercised	—	—
Options Exercisable at December 31, 2014	13,915	$7.46

	Exercisable Options	Fair Value at Date of Grant		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
As of December 31, 2014	13,915	$0.1	million	$23.58	8.3 years

The following table sets forth compensation expense for the year ended December 31, 2014 and the period ended December 31, 2013:

	Year Ended	Period Ended
	December 31, 2014	December 31, 2013
Restricted Stock	$6.4	$5.3
Performance and market based awards	3.7	0.8
Stock options	0.2	0.1
Total compensation expense	$10.3	$6.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

16. Related Party Transactions
Prior to November 20, 2012, CyrusOne Inc., CyrusOne GP, CyrusOne LP and its subsidiaries were operated by CBI during the periods presented. The consolidated and combined financial statements have been prepared from the records maintained by CBI and may not necessarily be indicative of the conditions that would have existed or the results of operations that would have occurred if the business had been operated as an unaffiliated company. The consolidated and combined financial statements reflect the following transactions with CBI and its affiliated entities, including Cincinnati Bell Telephone (“CBT”) and Cincinnati Bell Technology Solutions (“CBTS”):
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
The following related party transactions are based on agreements and arrangements that were in place during the respective periods. Revenues and expenses for the periods presented were as follows:

	Successor		Predecessor
(amounts in millions)	December 31, 2014	January 24, 2013 to December 31, 2013	January 1, 2013 to January 23, 2013	December 31, 2012
Revenue:
Data center colocation agreement provided to CBT and CBTS	$6.4	$5.6	$0.3	$5.4
229 West 7th Street lease provided to CBT	2.0	1.7	—	—
Goldcoast Drive/Parkway (Mason) lease	0.4	0.3	—	0.3
Transition services provided to CBTS (network interfaces)	0.4	0.6	0.1	0.5
Data center leases provided to CBTS	13.6	13.1	—	14.3
Total revenue	$22.8	$21.3	$0.4	$20.5

Operating costs and expenses:
Transition services agreement by CBTS	$0.8	$1.3	$—	$1.5
Charges for services provided by CBT (connectivity)	1.0	1.0	0.1	0.7
209 West 7th Street rent provided by CBT	0.2	0.1	—	0.1
Management fees with CBI	—	0.1	—	2.5
Allocated employee benefit plans by CBI	—	—	0.2	3.5
Allocated centralized insurance costs by CBI	—	—	0.1	0.4
Selling and marketing services provided by CBT & CBTS	—	—	—	0.3
Interest expense on note with CBI	—	—	—	7.0
Loss on sale of receivables	—	—	—	3.2
Total operating costs and expenses	$2.0	$2.5	$0.4	$19.2

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

As of December 31, 2014 and 2013, the amounts receivable and payable to CBI were as follows:

	Successor	Successor
	As of	As of
(amounts in millions)	December 31, 2014	December 31, 2013

Accounts receivable from CBI	$0.8	$0.6

Accounts payable	$1.7	$1.7
Dividends payable	5.6	6.8
Accounts payable to CBI	$7.3	$8.5
The dividends payable as of December 31, 2014 reflect the balance due to CBI related to the dividend declared on November 4, 2014, of $0.21 per common share equivalent payable on their limited partnership units.
Other Related Party Transactions
Prior to joining CyrusOne in March 2013, our internal counsel was principal in the Law Offices of Thomas W. Bosse, PLLC, (“Bosselaw”).  In 2013, amounts paid to Bosselaw for services rendered prior to his employment were $1.6 million, which included a bonus payment under CyrusOne’s Data Center Plan as a result of the successful completion of the initial public offering.
In the ordinary course of its business, CyrusOne periodically pays brokerage commissions to real estate brokerage firms in connection with property transactions and tenant leases.  In 2013, CyrusOne paid $1.5 million to one such firm, Jones Lang LaSalle.  One of our former directors is a principal with Jones Lang LaSalle.
The spouse of one of our directors is a partner with Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden"). For the years ended December 31, 2014 and December 31, 2013, CyrusOne paid Skadden $1.1 million and $0.2 million, respectively, for services rendered.
Our director, Lynn A. Wentworth, is a member of the board of directors of CBI, and serves as the chair of its audit committee.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

17. Restructuring Charges
For the years ended December 31, 2014 and 2012, we incurred no restructuring charges. For the period ended December 31, 2013, we incurred restructuring charges of $0.7 million that were a result of moving certain administrative functions to the corporate office. All restructuring charges have been settled by December 31, 2014.
18. Income Taxes
CyrusOne Inc., elected to be taxed as a REIT under the Code, as amended, commencing with our taxable year ended December 31, 2013. To remain qualified as a REIT, we are required to distribute at least 90% of our taxable income to our stockholders and meet various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of stock ownership. Provided we qualify for taxation as a REIT, we are generally not subject to corporate level federal income tax on the taxable income distributed currently to our shareholders. It is our policy and intent, subject to change, to distribute 100% of our taxable income and therefore no provision is required in the accompanying financial statements for federal income taxes with regards to activities of the CyrusOne Inc. and its subsidiary pass-through entities.
We have elected to designate two subsidiaries as TRSs. A TRS may perform services for our tenants that would otherwise be considered impermissible for REITs. The income generated from these services is taxed at regular federal and state corporate rates. Income tax expense for the year ended December 31, 2014 and the periods ended December 31, 2013 and January 23, 2013 was $1.4 million, $1.9 million and $0.4 million, respectively. For the year ended December 31, 2012, we recognized income tax benefit of $5.1 million.
In conjunction with the Company’s tax sharing arrangement with CBI, CBI may be required to file Texas margin tax returns on a consolidated, combined or unitary basis with the Company for any given year.   If such return is prepared by CBI on a combined or consolidated basis to include the Company, the related Texas margin tax of the Company will be paid by CBI. The Company will then reimburse CBI for its portion of the related Texas margin tax.  As of December 31, 2014, our total Texas margin tax payable was $1.7 million.
For certain entities we calculate deferred tax assets and liabilities for temporary differences in the basis between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Deferred tax assets (net of valuation allowance) and liabilities were accrued, as necessary, for the periods ended December 31, 2014, and December 31, 2013. Historically, we have recorded a full valuation allowance on our foreign net deferred tax assets related to our foreign generated net operating losses due to the uncertainty of their realization. In 2013 and 2014, management determined it was necessary to record a full valuation allowance on all of our domestic and foreign net deferred tax assets due to the uncertainty of their realization. Accordingly, at December 31, 2014 and at December 31, 2013, the net domestic and foreign deferred tax assets were zero.
In 2014 and 2013, we paid all our dividends in cash. The following table summarizes the taxability of our common stock dividends per share for the year ended December 31, 2014 and the period ended December 31, 2013:

	Year Ended	Period Ended
	December 31, 2014	December 31, 2013
Common Stock dividend per share:
Ordinary income	$0.45	$0.23
Capital gains	—	—
Return of capital	0.34	0.25
Total dividend	$0.79	$0.48

Common stock dividends are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital or a combination of the four. Common stock dividends that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder's basis in the common stock. To the extent that a dividend exceeds both current and accumulated earnings and profits and the stockholder's basis in the common stock, it will generally be treated as a gain from the sale or exchange of that stockholder's common stock. At the beginning of each year, we notify our stockholders of the taxability of the common stock dividends paid during the preceding year.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

19. Commitments and Contingencies
Operating Leases
We lease certain data center facilities and equipment from third parties. Operating lease expense was $6.7 million, $6.5 million, $0.2 million and $5.9 million for the year ended December 31, 2014, and the periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, respectively. Certain of these leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2014, future minimum lease payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows:

(amounts in millions)
2015	$4.6
2016	1.4
2017	0.9
2018	0.2
2019	—
Thereafter	0.9
Total	$8.0
Performance Guarantees
Customer contracts generally require specified levels of performance related to uninterrupted service and cooling temperatures. If these performance standards are not met, we could be obligated to issue billing credits to the customer. Management assesses the probability that a performance standard will not be achieved. As of December 31, 2014 and 2013, no accruals for performance guarantees were required.
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
Purchase Commitments
CyrusOne has non-cancelable purchase commitments related to certain services and contracts related to construction of data center facilities and equipment. These agreements range from one to two years and provide for payments for early termination or require minimum payments for the remaining term. As of December 31, 2014, the minimum commitments for these arrangements were $19.9 million.
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

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

20. Guarantors
CyrusOne Inc.
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at December 31, 2014 and $525 million as of December 31, 2013. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
Guarantors – The guarantors include CyrusOne LLC, CyrusOne TRS Inc., and CyrusOne Foreign Holdings LLC. CyrusOne LLC accounts for all of the domestic operations of CyrusOne LP, including the businesses that composed the Predecessor operations. CyrusOne LLC, together with CyrusOne Foreign Holdings LLC, directly or indirectly owns 100% of the Non-Guarantors. As of December 31, 2014, CyrusOne TRS Inc. had not incurred any obligations or recorded any material transactions for the period ended December 31, 2014, and January 23, 2013.
As of December 31, 2014, the Non-Guarantors consist of 100% owned subsidiaries, which conduct operations in the United Kingdom and Singapore.
The following schedules present the financial information for the year ended December 31, 2014, periods ended December 31, 2013 and January 23, 2013, and the year ended December 31, 2012, for the Parent Guarantor, General Partner, LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

(1) - During 2014, the Company revised its Guarantor Condensed Consolidated Balance Sheets, Condensed Consolidating Statements of Income, and Condensed Consolidating Statement of Cash Flows to correct an immaterial error in the prior periods. Previously, the Investment in Subsidiaries and Equity Loss related to Investment in Subsidiaries reported by the Parent Guarantors included amounts related to noncontrolling interests. Those noncontrolling interest amounts are now reported in the Eliminations/Consolidations column. The impact of those changes was to (a) reduce the investments in subsidiaries and total equity for the Parent Guarantor by $455.6 million as of December 31, 2013; (b) reduce the equity loss related to investment in subsidiaries and noncontrolling interest in net loss for the Parent Guarantor by $10.3 million for the period ended December 31, 2013; (c) reduce the net loss and the equity loss related to investment in subsidiaries for the Parent Guarantor by $10.3 million in the statement of cash flows for the period ended December 31, 2013; and (d) reduce the dividends paid by the Parent Guarantor by $20.4 million in the statement of cash flows for the period ended December 31, 2013. These errors had no effect on the consolidated financials of either CyrusOne Inc. or CyrusOne LP and is not material to the consolidated financial statements taken as a whole.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

	As of December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	—	—	770.9	41.7	—	812.6
Equipment	—	—	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	—	—	124.8	—	2.2	127.0
Subtotal	—	—	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	458.5	7.1	734.3	—	3.6	—	(1,203.5)	—
Rent and other receivables	—	—	—	—	57.9	3.0	—	60.9
Intercompany receivable	—	—	642.9	—	—	—	(642.9)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	68.9	—	—	68.9
Due from affiliates	—	—	—	—	0.8	—	—	0.8
Other assets	—	—	15.5	—	73.1	3.2	—	91.8
Total assets	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5
Accounts payable and accrued expenses	$—	$—	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	—	—	642.9	—	(642.9)	—
Due to affiliates	—	—	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	—	—	6.2	7.2	—	13.4
Long-term debt	—	—	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	—	—	20.9	32.5	—	53.4
Total liabilities	—	—	677.9	—	793.7	40.8	(642.9)	869.5
Total shareholders' equity	458.5	7.1	714.8	—	734.3	3.6	(1,457.6)	460.7
Noncontrolling interest	—	—	—	—	—	—	256.3	256.3
Total equity	458.5	7.1	714.8	—	734.3	3.6	(1,201.3)	717.0
Total liabilities and equity	$458.5	$7.1	$1,392.7	$—	$1,528.0	$44.4	$(1,844.2)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	As of December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	—	—	739.6	44.1	—	783.7
Equipment	—	—	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	—	—	57.3	—	—	57.3
Subtotal	—	—	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	322.0	7.8	795.0	—	2.1	—	(1,126.9)	—
Rent and other receivables	—	—	—	—	40.3	0.9	—	41.2
Intercompany receivable	—	—	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	—	—	85.9	—	—	85.9
Due from affiliates	—	—	—	—	0.6	—	—	0.6
Other assets	—	—	14.1	—	53.0	3.2	—	70.3
Total assets	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8
Accounts payable and accrued expenses	$—	$—	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	—	—	508.1	0.2	(508.3)	—
Due to affiliates	—	—	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	—	—	8.6	8.1	—	16.7
Long-term debt	—	—	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	—	—	21.6	34.7	—	56.3
Total liabilities	—	—	539.6	—	653.7	44.2	(508.3)	729.2
Total shareholders' equity	322.0	7.8	777.6	—	795.0	2.1	(1,582.5)	322.0
Noncontrolling interest	—	—	—	—	—	—	455.6	455.6
Total equity	322.0	7.8	777.6	—	795.0	2.1	(1,126.9)	777.6
Total liabilities and equity	$322.0	$7.8	$1,317.2	$—	$1,448.7	$46.3	$(1,635.2)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

	Year Ended December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	—	—	12.6	0.2	—	12.8
General and administrative	—	—	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Transaction costs	—	—	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	—	—	40.4	(0.4)	—	40.0
Interest expense	—	—	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
(Loss) income before income taxes	—	—	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	—	—	(1.4)	—	—	(1.4)
Equity (loss) earnings related to investment in subsidiaries	(10.0)	(0.2)	35.1	—	(3.9)	—	(21.0)	—
Net loss	(10.0)	(0.2)	(16.7)	—	35.1	(3.9)	(18.8)	(14.5)
Noncontrolling interest in net loss	—	—	—	—	—	—	(6.7)	(6.7)
Net (loss) income attributed to common shareholders	$(10.0)	$(0.2)	$(16.7)	$—	$35.1	$(3.9)	$(12.1)	$(7.8)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	—	—	9.7	0.2	—	9.9
General and administrative	—	—	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	—	—	0.7	—	—	0.7
Transaction costs	—	—	—	—	1.3	—	—	1.3
Asset impairment	—	—	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	—	—	30.5	(1.6)	—	28.9
Interest expense	—	—	36.5	—	1.8	2.9	—	41.2
Other income	—	—	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
(Loss) income before income taxes	—	—	(36.5)	—	27.5	(4.5)	—	(13.5)
Income tax expense	—	—	—	—	(1.9)	—	—	(1.9)
Equity (loss) earnings related to investment in subsidiaries	(5.3)	(0.2)	20.9	—	(4.5)	—	(10.9)	—
Loss on sale of real estate improvements	—	—	—	—	(0.2)	—	—	(0.2)
Net loss	(5.3)	(0.2)	(15.6)	—	20.9	(4.5)	(10.9)	(15.6)
Noncontrolling interest in net loss	—	—	—	—	—	—	(10.3)	(10.3)
Net (loss) income attributed to common shareholders	$(5.3)	$(0.2)	$(15.6)	$—	$20.9	$(4.5)	$(0.6)	$(5.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	—	—	4.8	—	—	4.8
Sales and marketing	—	—	—	—	0.7	—	—	0.7
General and administrative	—	—	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	—	—	32.2	0.2	—	32.4
Operating loss	—	—	—	—	(17.3)	—	—	(17.3)
Interest expense	—	—	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	—	—	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	—	—	(17.9)	—	(0.1)	—	18.0	—
Net loss	$—	$—	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

	Year Ended December 31, 2012
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	—	—	9.5	0.2	—	9.7
General and administrative	—	—	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	—	—	71.9	1.5	—	73.4
Transaction costs	—	—	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	—	—	3.2	—	—	3.2
Asset impairment	—	—	—	—	13.3	—	—	13.3
Total costs and expenses	—	—	5.7	—	195.1	3.7	—	204.5
Operating (loss) income	—	—	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	—	—	4.2	—	35.0	2.6	—	41.8
Loss before income taxes	—	—	(9.9)	—	(10.7)	(4.9)	—	(25.5)
Income tax benefit	—	—	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	—	—	(10.4)	—	(4.9)	—	15.3	—
Gain on sale of real estate improvements	—	—	—	—	0.1	—	—	0.1
Net loss	$—	$—	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(10.0)	(0.2)	$(16.7)	$—	35.1	$(3.9)	$(18.8)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	10.0	0.2	(35.1)	—	3.9	—	21.0	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	—	—	10.3	—	—	10.3
Noncash interest expense	—	—	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	—	—	13.6	—	—	—	—	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	—	—	4.7	—	2.1	0.1	—	6.9
Payables to related parties	—	—	—	—	(0.2)	—	—	(0.2)
Deferred revenue	—	—	—	—	10.0	(0.2)	—	9.8
Net cash (used in) provided by operating activities	—	—	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	25.2	—	97.3	—	(45.4)	—	(77.1)	—
Intercompany receipts	—	—	180.2	—	—	—	(180.2)	—
Intercompany distributions	—	—	(315.0)	—	—	—	315.0	—
Net cash provided by (used in) investing activities	25.2	—	(37.5)	—	(329.3)	(0.3)	57.7	(284.2)
Cash flows from financing activities:
Issuance of common stock	356.0	—	—	—	—	—	—	356.0
Stock issuance costs	(1.3)	—	—	—	—	—	—	(1.3)
Acquisition of operating partnership units	(355.9)	—	—	—	—	—	—	(355.9)
Dividends paid	(24.0)	—	(50.9)	—	(50.9)	—	74.9	(50.9)
Intercompany borrowings	—	—	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	—	—	(180.2)	—	180.2	—
Borrowings from revolving credit agreement	—	—	315.0	—	—	—	—	315.0
Payments on revolving credit facility	—	—	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	—	—	(150.2)	—	—	—	—	(150.2)
Payments on capital lease obligations	—	—	—	—	(2.4)	(0.6)	—	(3.0)
Payments on financing obligations	—	—	—	—	(0.7)	(0.2)	—	(0.9)
Payment of debt extinguishment costs	—	—	(12.8)	—	—	—	—	(12.8)
Contributions from/(distributions to) parent, net	—	—	1.3	—	(6.5)	5.2	—	—
Debt issuance costs	—	—	(5.2)	—	—	—	—	(5.2)
Net cash (used in) provided by financing activities	(25.2)	—	67.2	—	74.3	4.4	(59.9)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$—	$—	$33.5	$3.0	$—	$36.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	Parent Guarantor(1)	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(5.3)	(0.2)	$(15.6)	$—	20.9	$(4.5)	$(10.9)	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	5.3	0.2	(20.9)	—	4.5	—	10.9	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	—	87.1	2.8	—	89.9
Stock-based compensation expense	—	—	—	—	6.0	—	—	6.0
Noncash interest expense	—	—	4.0	—	—	—	—	4.0
Provision for bad debt write off	—	—	—	—	0.4	—	—	0.4
Loss on extinguishment of debt	—	—	—	—	1.3	—	—	1.3
Asset impairments	—	—	—	—	2.8	—	—	2.8
Deferred income tax expense	—	—	—	—	0.6	—	—	0.6
Other, net	(7.1)	—	(13.4)	—	(16.2)	—	36.7	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	9.4	—	—	—	(9.9)	(3.0)	(12.2)	(15.7)
Accounts payable and accrued expenses	(2.3)	—	4.8	—	0.2	0.3	(17.6)	(14.6)
Payables to related parties	—	—	6.8	—	18.4	—	(6.8)	18.4
Deferred revenue	—	—	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	—	—	(34.3)	—	115.8	(4.2)	0.1	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	(337.1)	—	—	—	674.2	—
Release of restricted cash	—	—	—	—	4.4	—	—	4.4
Return of investment	10.6	—	66.5	—	—	—	(77.1)	—
Other, net	—	—	—	—	(0.2)	—	—	(0.2)
Net cash (used in) provided by investing activities	(326.5)	—	(270.6)	—	(216.7)	—	597.1	(216.7)
Cash flows from financing activities:
Issuance of common stock/partnership units	360.5	—	337.1	—	—	—	(337.1)	360.5
IPO costs	(23.4)	—	—	—	(3.2)	—	—	(26.6)
Dividends paid	(10.6)	—	(31.0)	—	(31.0)	—	41.6	(31.0)
Payments on capital leases	—	—	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	—	—	(10.2)	—	—	(10.2)
Contributions from parent guarantor	—	—	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	—	—	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	326.5	—	304.8	—	236.5	5.2	(597.2)	275.8
Net (decrease) increase in cash and cash equivalents	—	—	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	—	—	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$—	—	$(20.2)	—	$(17.9)	(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	—	—	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	—	—	2.1	—	18.4	—	—	20.5
Payables to related parties	—	—	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	—	—	1.9	—	—	1.9
Intercompany advances, net	—	—	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	—	—	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	—	—	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$—	$—	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Year Ended December 31, 2012
(amounts in millions)	Parent Guarantor	General Partner	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$—	$—	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)
Equity loss related to investment in subsidiaries	—	—	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	—	—	0.2	—	83.9	1.5	—	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	(7.9)	—	—	—	(15.5)	(0.6)	—	(24.0)
Accounts payable and accrued expenses	0.8	—	4.4	—	(5.5)	(0.3)	—	(0.6)
Increase in deferred revenues	—	—	—	—	3.3	0.5	—	3.8
Net cash ( used in) provided by operating activities	(7.1)	—	(5.3)	—	60.7	(3.8)	—	44.5
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	—	—	(508.2)	—	508.1	0.1	—	—
Other, net	—	—	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	—	—	(508.2)	—	255.8	(0.2)	—	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	—	—	525.0	—	—	—	—	525.0
Payment on capital lease obligations	—	—	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	—	—	(17.2)	—	—	—	—	(17.2)
Contributions from (distribution to) parent, net	7.1	—	5.7	—	(12.7)	5.3	—	5.4
Net cash provided by (used in) financing activities	7.1	—	513.5	—	(301.3)	4.7	—	224.0
Net increase in cash and cash equivalents	—	—	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

CyrusOne LP
CyrusOne LP and CyrusOne Finance Corp., as “LP Co-issuer” and “Finance Co-issuer,” respectively (together, the “Issuers”), had $374.8 million aggregate principal amount of senior notes outstanding at December 31, 2014 and $525.0 million as of December 31, 2013. The senior notes are fully and unconditionally and jointly and severally guaranteed on a senior basis by CyrusOne Inc. (“Parent Guarantor”), CyrusOne GP (“General Partner”), and CyrusOne LP’s 100% owned subsidiaries, CyrusOne LLC, CyrusOne TRS Inc. and CyrusOne Foreign Holdings LLC (such subsidiaries, together the “Guarantors”). None of the subsidiaries organized outside of the United States (collectively, the “Non-Guarantors”) guarantee the senior notes. Subject to the provisions of the indenture governing the senior notes, in certain circumstances, a Guarantor may be released from its guarantee obligation, including:

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
 The following schedules present the financial information for the periods ended December 31, 2014, and January 23, 2013, and the years ended December 31, 2012 and December 31, 2011, for the LP Co-issuer, Finance Co-issuer, Guarantors, and Non-Guarantors. The financial statements for the period ended January 23, 2013, present the financial information prior to the effective date of the IPO, and the financial statements for the period ended December 31, 2013, present the financial information after the effective date of the IPO. The consolidating schedules are provided in accordance with the reporting requirements for guarantor subsidiaries.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Balance Sheets

	As of December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.7	$—	$—	$89.7
Buildings and improvements	—	—	770.9	41.7	—	812.6
Equipment	—	—	348.3	0.8	—	349.1
Construction in progress	—	—	124.8	—	2.2	127.0
Subtotal	—	—	1,333.7	42.5	2.2	1,378.4
Accumulated depreciation	—	—	(319.7)	(7.3)	—	(327.0)
Net investment in real estate	—	—	1,014.0	35.2	2.2	1,051.4
Cash and cash equivalents	—	—	33.5	3.0	—	36.5
Investment in subsidiaries	734.3	—	3.6	—	(737.9)	—
Rent and other receivables	—	—	57.9	3.0	—	60.9
Intercompany receivable	642.9	—	—	—	(642.9)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	68.9	—	—	68.9
Due from affiliates	—	—	0.8	—	—	0.8
Other assets	15.5	—	73.1	3.2	—	91.8
Total assets	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5
Accounts payable and accrued expenses	$12.5	$—	$56.9	$0.5	$—	$69.9
Deferred revenue	—	—	65.1	0.6	—	65.7
Intercompany payable	—	—	642.9	—	(642.9)	—
Due to affiliates	5.6	—	1.7	—	—	7.3
Capital lease obligations	—	—	6.2	7.2	—	13.4
Long-term debt	659.8	—	—	—	—	659.8
Other financing arrangements	—	—	20.9	32.5	—	53.4
Total liabilities	677.9	—	793.7	40.8	(642.9)	869.5
Total partnership capital	714.8	—	734.3	3.6	(735.7)	717.0
Total liabilities and parent’s net investment	$1,392.7	$—	$1,528.0	$44.4	$(1,378.6)	$1,586.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	As of December 31, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Land	$—	$—	$89.3	$—	$—	$89.3
Buildings and improvements	—	—	739.6	44.1	—	783.7
Equipment	—	—	189.4	0.8	—	190.2
Construction in progress	—	—	57.3	—	—	57.3
Subtotal	—	—	1,075.6	44.9	—	1,120.5
Accumulated depreciation	—	—	(232.0)	(4.7)	—	(236.7)
Net investment in real estate	—	—	843.6	40.2	—	883.8
Cash and cash equivalents	—	—	146.8	2.0	—	148.8
Investment in subsidiaries	795.0	—	2.1	—	(797.1)	—
Rent and other receivables	—	—	40.3	0.9	—	41.2
Intercompany receivable	508.1	—	0.2	—	(508.3)	—
Goodwill	—	—	276.2	—	—	276.2
Intangible assets, net	—	—	85.9	—	—	85.9
Due from affiliates	—	—	0.6	—	—	0.6
Other assets	14.1	—	53.0	3.2	—	70.3
Total assets	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8
Accounts payable and accrued expenses	$7.8	$—	$58.6	$0.4	$—	$66.8
Deferred revenue	—	—	55.1	0.8	—	55.9
Intercompany payable	—	—	508.1	0.2	(508.3)	—
Due to affiliates	6.8	—	1.7	—	—	8.5
Capital lease obligations	—	—	8.6	8.1	—	16.7
Long-term debt	525.0	—	—	—	—	525.0
Other financing arrangements	—	—	21.6	34.7	—	56.3
Total liabilities	539.6	—	653.7	44.2	(508.3)	729.2
Partnership capital	777.6	—	795.0	2.1	(797.1)	777.6
Total liabilities and partnership capital	$1,317.2	$—	$1,448.7	$46.3	$(1,305.4)	$1,506.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Operations

	Year Ended December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$325.1	$5.8	$—	$330.9
Costs and expenses:
Property operating expenses	—	—	121.9	2.6	—	124.5
Sales and marketing	—	—	12.6	0.2	—	12.8
General and administrative	—	—	34.2	0.4	—	34.6
Depreciation and amortization	—	—	115.0	3.0	—	118.0
Transaction costs	—	—	1.0	—	—	1.0
Total costs and expenses	—	—	284.7	6.2	—	290.9
Operating income (loss)	—	—	40.4	(0.4)	—	40.0
Interest expense (income)	38.2	—	—	3.5	(2.2)	39.5
Loss on extinguishment of debt	13.6	—	—	—	—	13.6
(Loss) income before income taxes	(51.8)	—	40.4	(3.9)	2.2	(13.1)
Income tax expense	—	—	(1.4)	—	—	(1.4)
Equity earnings (loss) related to investment in subsidiaries	35.1	—	(3.9)	—	(31.2)	—
Net (loss) income	$(16.7)	$—	$35.1	$(3.9)	$(29.0)	$(14.5)

	Period Ended December 31, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$244.3	$4.1	$—	$248.4
Costs and expenses:
Property operating expenses	—	—	85.9	2.5	—	88.4
Sales and marketing	—	—	9.7	0.2	—	9.9
General and administrative	—	—	26.3	0.2	—	26.5
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Restructuring charges	—	—	1.3	—	—	1.3
Transaction costs	—	—	0.7	—	—	0.7
Asset impairment	—	—	2.8	—	—	2.8
Total costs and expenses	—	—	213.8	5.7	—	219.5
Operating income (loss)	—	—	30.5	(1.6)	—	28.9
Interest expense	36.5	—	1.8	2.9	—	41.2
Other income	—	—	(0.1)	—	—	(0.1)
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
(Loss) income before income taxes	(36.5)	—	27.5	(4.5)	—	(13.5)
Income tax expense	—	—	(1.9)	—	—	(1.9)
Equity earnings (loss) related to investment in subsidiaries	20.9	—	(4.5)	—	(16.4)	—
(Loss) income from continuing operations	(15.6)	—	21.1	(4.5)	(16.4)	(15.4)
Loss on sale of real estate improvements	—	—	(0.2)	—	—	(0.2)
Net (loss) income	$(15.6)	$—	$20.9	$(4.5)	$(16.4)	$(15.6)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$14.9	$0.2	$—	$15.1
Costs and expenses:
Property operating expenses	—	—	4.8	—	—	4.8
Sales and marketing	—	—	0.7	—	—	0.7
General and administrative	—	—	1.4	0.1	—	1.5
Transaction-related compensation	—	—	20.0	—	—	20.0
Depreciation and amortization	—	—	5.2	0.1	—	5.3
Transaction costs	—	—	0.1	—	—	0.1
Total costs and expenses	—	—	32.2	0.2	—	32.4
Operating loss	—	—	(17.3)	—	—	(17.3)
Interest expense	2.3	—	0.1	0.1	—	2.5
Loss before income taxes	(2.3)	—	(17.4)	(0.1)	—	(19.8)
Income tax expense	—	—	(0.4)	—	—	(0.4)
Equity loss related to investment in subsidiaries	(17.9)	—	(0.1)	—	18.0	—
Net loss	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)

	Year Ended December 31, 2012
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Revenue	$—	$—	$219.4	$1.4	$—	$220.8
Costs and expenses:
Property operating expenses	—	—	74.1	1.9	—	76.0
Sales and marketing	—	—	9.5	0.2	—	9.7
General and administrative	—	—	20.6	0.1	—	20.7
Depreciation and amortization	—	—	71.9	1.5	—	73.4
Transaction costs	5.7	—	—	—	—	5.7
Management fees charged by CBI	—	—	2.5	—	—	2.5
Loss on sale of receivables to an affiliate	—	—	3.2	—	—	3.2
Asset impairments	—	—	13.3	—	—	13.3
Total costs and expenses	5.7	—	195.1	3.7	—	204.5
Operating (loss) income	(5.7)	—	24.3	(2.3)	—	16.3
Interest expense	4.2	—	35.0	2.6	—	41.8
Loss before income taxes	(9.9)	—	(10.7)	(4.9)	—	(25.5)
Income tax benefit	—	—	5.1	—	—	5.1
Equity loss related to investment in subsidiaries	(10.4)	—	(4.9)	—	15.3	—
Loss from continuing operations	(20.3)	—	(10.5)	(4.9)	15.3	(20.4)
Gain on sale of real estate improvements	—	—	0.1	—	—	0.1
Net loss	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(16.7)	$—	35.1	$(3.9)	$(29.0)	$(14.5)
Equity earnings (loss) related to investment in subsidiaries	(35.1)	—	3.9	—	31.2	—
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	115.0	3.0	—	118.0
Stock-based compensation expense	—	—	10.3	—	—	10.3
Noncash interest expense	3.4	—	—	—	—	3.4
Provision for bad debt write off	—	—	0.8	—	—	0.8
Loss on extinguishment of debt	13.6	—	—	—	—	13.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	0.4	—	(35.3)	(2.1)	—	(37.0)
Accounts payable and accrued expenses	4.7	—	2.1	0.1	—	6.9
Payables to related parties	—	—	(0.2)	—	—	(0.2)
Deferred revenue	—	—	10.0	(0.2)	—	9.8
Net cash (used in) provided by operating activities	(29.7)	—	141.7	(3.1)	2.2	111.1
Cash flows from investing activities:
Capital expenditures - other	—	—	(283.9)	(0.3)	—	(284.2)
Return of investment	97.3	—	(45.4)	—	(51.9)	—
Intercompany receipts	180.2	—	—	—	(180.2)	—
Intercompany distributions	(315.0)	—	—	—	315.0	—
Net cash provided by (used in) investing activities	(37.5)	—	(329.3)	(0.3)	82.9	(284.2)
Cash flows from financing activities:
Issuance of partnership units	0.1	—	—	—	—	0.1
Dividends paid	(50.9)	—	(50.9)	—	50.9	(50.9)
Intercompany borrowings	—	—	315.0	—	(315.0)	—
Intercompany payments	—	—	(180.2)	—	180.2	—
Borrowings from revolving credit agreement	315.0	—	—	—	—	315.0
Payments on revolving credit facility	(30.0)	—	—	—	—	(30.0)
Payments on senior notes	(150.2)	—	—	—	—	(150.2)
Payments on capital leases	—	—	(2.4)	(0.6)	—	(3.0)
Other financing arrangements	—	—	(0.7)	(0.2)	—	(0.9)
Debt extinguishment costs	(12.8)	—	—	—	—	(12.8)
Contributions (distributions) from parent guarantor	1.2	—	(6.5)	5.2	(1.2)	(1.3)
Debt issuance costs	(5.2)	—	—	—	—	(5.2)
Net cash provided by (used in) financing activities	67.2	—	74.3	4.4	(85.1)	60.8
Net (decrease) increase in cash and cash equivalents	—	—	(113.3)	1.0	—	(112.3)
Cash and cash equivalents at beginning of period	—	—	146.8	2.0	—	148.8
Cash and cash equivalents at end of period	$—	$—	$33.5	$3.0	$—	$36.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended December 31, 2013
(amounts in millions)	LP (1) Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(15.6)	$—	$20.9	$(4.5)	$(16.4)	$(15.6)
Equity earnings (loss) related to investment in subsidiaries	(20.9)	—	4.5	—	16.4	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	87.1	2.8	—	89.9
Stock-based compensation expense	—	—	6.0	—	—	6.0
Noncash interest expense	4.0	—	—	—	—	4.0
Provision for bad debt write off	—	—	0.4	—	—	0.4
Loss on extinguishment of debt	—	—	1.3	—	—	1.3
Asset impairments	—	—	2.8	—	—	2.8
Deferred income tax expense	—	—	0.6	—	—	0.6
Other, net	(13.4)	—	(16.2)	—	29.6	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.9)	(3.0)	(2.8)	(15.7)
Accounts payable and accrued expenses	4.8	—	0.2	0.3	(19.9)	(14.6)
Payables to related parties	6.8	—	18.4	—	(6.8)	18.4
Deferred revenue	—	—	(0.3)	0.2	—	(0.1)
Net cash provided by (used in) operating activities	(34.3)	—	115.8	(4.2)	0.1	77.4
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(48.0)	—	—	(48.0)
Capital expenditures - other	—	—	(172.9)	—	—	(172.9)
Investment in subsidiaries	(337.1)	—	—	—	337.1	—
Return of investment	66.5	—	—	—	(66.5)	—
Release of restricted cash	—	—	4.4	—	—	4.4
Intercompany advances, net	—	—	—	—	—	—
Other, net	—	—	(0.2)	—	—	(0.2)
Net cash provided by (used in) investing activities	(270.6)	—	(216.7)	—	270.6	(216.7)
Cash flows from financing activities:
Issuance of partnership units	337.1	—	(3.2)	—	—	333.9
Distributions paid	(31.0)	—	(31.0)	—	31.0	(31.0)
Payments on capital leases	—	—	(4.4)	(0.9)	—	(5.3)
Other financing arrangements	—	—	(0.5)	(0.2)	—	(0.7)
Payments to buyout capital leases	—	—	(9.6)	—	—	(9.6)
Payment to buyout other financing arrangement	—	—	(10.2)	—	—	(10.2)
Contribution from parent, net	—	—	295.4	6.3	(301.7)	—
Debt issuance costs	(1.3)	—	—	—	—	(1.3)
Net cash provided by (used in) financing activities	304.8	—	236.5	5.2	(270.7)	275.8
Net increase (decrease) in cash and cash equivalents	(0.1)	—	135.6	1.0	—	136.5
Cash and cash equivalents at beginning of period	0.1	—	11.2	1.0	—	12.3
Cash and cash equivalents at end of period	$—	$—	$146.8	$2.0	$—	$148.8

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Period Ended January 23, 2013
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(20.2)	$—	$(17.9)	$(0.1)	$18.0	$(20.2)
Equity loss related to investment in subsidiaries	17.9	—	0.1	—	(18.0)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	5.6	0.1	—	5.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(9.6)	—	—	(9.6)
Accounts payable and accrued expenses	2.1	—	18.4	—	—	20.5
Payables to related parties	—	—	1.5	—	—	1.5
Other changes in assets and liabilities	—	—	3.8	0.1	—	3.9
Net cash provided by operating activities	—	—	1.9	0.1	—	2.0
Cash flows from investing activities:
Capital expenditures - other	—	—	(7.7)	—	—	(7.7)
Release of restricted cash	—	—	1.9	—	—	1.9
Intercompany advances, net	0.1	—	(0.1)	—	—	—
Net cash provided by (used in) investing activities	0.1	—	(5.9)	—	—	(5.8)
Cash flows from financing activities:						—
Payments on capital lease obligations	—	—	(0.6)	—	—	(0.6)
Contributions from parent, net	—	—	0.2	—	—	0.2
Net cash used in financing activities	—	—	(0.4)	—	—	(0.4)
Net increase (decrease) in cash and cash equivalents	0.1	—	(4.4)	0.1	—	(4.2)
Cash and cash equivalents at beginning of period	—	—	15.6	0.9	—	16.5
Cash and cash equivalents at end of period	$0.1	$—	$11.2	$1.0	$—	$12.3

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

	Year Ended December 31, 2012
(amounts in millions)	LP Co-issuer	Finance Co-issuer	Guarantors	Non- Guarantors	Eliminations/Consolidations	Total
Net (loss) income	$(20.3)	$—	$(10.4)	$(4.9)	$15.3	$(20.3)
Equity loss related to investment in subsidiaries	10.4	—	4.9	—	(15.3)	—
Adjustments to reconcile net (loss) income to net cash provided by operating activities	0.2	—	83.9	1.5	—	85.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Rent receivables and other assets	—	—	(15.5)	(0.6)	—	(16.1)
Accounts payable and accrued expenses	4.4	—	(5.5)	(0.3)	—	(1.4)
Payables to related parties	—	—	3.3	0.5	—	3.8
Net cash (used in) provided by operating activities	(5.3)	—	60.7	(3.8)	—	51.6
Cash flows from investing activities:
Capital expenditures - acquisitions of real estate	—	—	(25.1)	(0.3)	—	(25.4)
Capital expenditures - other	—	—	(202.9)	—	—	(202.9)
Proceeds from sale of assets	—	—	0.2	—	—	0.2
Increase in restricted cash	—	—	(11.1)	—	—	(11.1)
Release of restricted cash	—	—	4.8	—	—	4.8
Advances to affiliate	—	—	(18.3)	—	—	(18.3)
Intercompany advances, net	(508.2)	—	508.1	0.1	—	—
Other, net	—	—	0.1	—	—	0.1
Net cash (used in) provided by investing activities	(508.2)	—	255.8	(0.2)	—	(252.6)
Cash flows from financing activities:
Borrowings from affiliates, net	—	—	119.8	—	—	119.8
Repayment of related party note	—	—	(400.0)	—	—	(400.0)
Proceeds from issuance of debt	525.0	—	—	—	—	525.0
Payment on capital lease obligations	—	—	(8.4)	(0.6)	—	(9.0)
Debt issuance costs	(17.2)	—	—	—	—	(17.2)
Contributions from (distributions to) parent, net	5.7	—	(12.7)	5.3	—	(1.7)
Net cash provided by (used in) financing activities	513.5	—	(301.3)	4.7	—	216.9
Net increase in cash and cash equivalents	—	—	15.2	0.7	—	15.9
Cash and cash equivalents at beginning of period	—	—	0.4	0.2	—	0.6
Cash and cash equivalents at end of period	$—	$—	$15.6	$0.9	$—	$16.5

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

21. Quarterly Financial Information (Unaudited)
The table below reflects the unaudited selected quarterly information for the years ended December 31, 2014 and 2013:

(dollars in millions, except per share amounts)
		2014
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue		$77.5	$81.7	$84.8	$86.9	$330.9
Operating income		11.8	7.4	9.6	11.2	40.0
Net income (loss)		0.7	(3.6)	0.2	(11.8)	(14.5)
Net income (loss) attributed to common shareholders		0.2	(1.1)	0.1	(7.0)	(7.8)
Basic and diluted loss per share(a)		—	(0.06)	—	(0.19)	(0.25)

	2013
	January 1, 2013 to January 23, 2013	January 24, 2013 to March 31, 2013	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$15.1	$45.0	$63.6	$67.5	$72.3	$263.5
Operating (loss) income	(17.3)	5.8	5.6	8.5	9.0	11.6
Net loss	(20.2)	(2.8)	(6.8)	(2.2)	(3.8)	(35.8)
Net loss attributed to common shareholders	—	(0.9)	(2.3)	(0.8)	(1.3)	(5.3)
Basic and diluted loss per share	—	(0.05)	(0.12)	(0.05)	(0.06)	(0.28)
(a) The basic and diluted income (loss) per share for 2014 was $(0.30) compared to $(0.25) due to the impact of the 16 million shares of common stock issued during the secondary offering in June 2014.

CyrusOne Inc. and CyrusOne LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS - (continued)

22. Subsequent Event
On February 19, 2015, CyrusOne LLC entered into an agreement with Met Center Partners to purchase Austin Met 2 for $17.3 million. The purchase was funded with proceeds from the credit agreement.

Schedule II.
Valuation and Qualifying Accounts

	Beginning	Charge	Deductions/	End
(dollars in millions)	of Period	to Expenses	(Additions)	of Period
Allowance for Doubtful Accounts
2014	$0.5	$0.8	$0.3	$1.0
2013	0.3	0.4	0.2	0.5
2012	—	0.1	(0.2)	0.3
Deferred Tax Valuation Allowance
2014	$3.6	$2.1	$—	$5.7
2013	1.9	1.7	—	3.6
2012	0.3	1.6	—	1.9
Prior to October 1, 2012, CyrusOne sold most of its receivables to an affiliated entity at a discount of 2.5% of the face value. Proceeds from the sale of these assets were settled through CBI’s centralized cash management system. Effective October 1, 2012, we terminated our participation in this program.

Schedule III.
Real Estate Properties and Accumulated Depreciation

CyrusOne Inc.
	As of December 31, 2014
(dollars in millions)	Initial Costs			Cost Capitalized Subsequent to Acquisition			Gross Carrying Amount
Description	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Land	Building and Improvements	Equipment	Accumulated Depreciation	Acquisition
West Seventh St., Cincinnati, OH (7th Street)	$0.9	$42.2	$—	$—	$68.4	$12.7	$0.9	$110.6	$12.7	$69.5	1999
Parkway Dr., Mason, OH (Mason)	—	—	—	—	20.2	0.9	—	20.2	0.9	10.8	2004
Industrial Rd., Florence, KY (Florence)	2.2	7.7	—	—	33.7	3.0	2.2	41.4	3.0	18.6	2005
Goldcoast Dr., Cincinnati, OH (Goldcoast)	0.6	—	—	—	6.7	0.1	0.6	6.7	0.1	2.2	2007
Knightsbridge Dr., Hamilton, OH (Hamilton)	—	9.5	—	—	39.7	3.7	—	49.2	3.7	20.3	2007
E. Monroe St., South Bend, IN (Monroe St.)	—	—	—	—	2.5	0.1	—	2.5	0.1	1.1	2007
Springer St., Lombard, IL (Lombard)	0.7	3.2	—	—	1.5	5.7	0.7	4.7	5.7	1.3	2008
Crescent Circle, South Bend, IN (Blackthorn)	—	1.1	—	—	2.2	0.1	—	3.3	0.1	1.3	2008
Kingsview Dr., Lebanon, OH (Lebanon)	4.0	12.3	—	—	64.7	5.5	4.0	77.0	5.5	21.4	2008
McAuley Place, Blue Ash, OH (Blue Ash)	—	2.6	—	—	(2.0)	0.1	—	0.6	0.1	0.2	2009
Westway Park Blvd., Houston, TX (Houston West 1)	1.4	21.4	0.1	—	63.0	43.7	1.4	84.4	43.8	39.6	2010
Westway Park Blvd., Houston, TX (Houston West 2)	2.0	—	—	—	22.5	45.1	2.0	22.5	45.1	8.0	2013
Westway Park Blvd., Houston, TX (Houston West 3)	18.3	—	—	0.1	—	—	18.4	—	—	—	2013
Southwest Fwy., Houston, TX (Galleria)	—	56.0	2.0	—	12.6	13.0	—	68.6	15.0	29.4	2010
E. Ben White Blvd., Austin, TX (Austin 1)	—	11.9	0.2	—	10.6	1.0	—	22.5	1.2	8.2	2010
S. State Highway 121 Business, Lewisville, TX (Lewisville)	—	46.2	2.2	—	30.5	20.6	—	76.7	22.8	37.5	2010
Marsh Lane, Carrollton, TX (Marsh Ln)	—	—	—	—	0.1	0.5	—	0.1	0.5	0.3	2010
Midway Rd., Carrollton, TX (Midway)	—	1.8	—	—	0.2	0.4	—	2.0	0.4	2.2	2010
W. Frankford Rd., Carrollton, TX (Carrollton)	16.1	—	—	—	51.6	85.3	16.1	51.6	85.3	17.4	2012
Bryan St., Dallas, TX (Bryan St)	—	0.1	—	—	—	0.2	—	0.1	0.2	0.1	2010
North Freeway, Houston, TX (Greenspoint)	—	—	—	—	1.3	—	—	1.3	—	1.3	2010
South Ellis Street, Chandler, AZ (Phoenix 1)	15.0	—	—	—	56.4	43.9	14.8	56.4	43.9	11.0	2011
South Ellis Street, Chandler, AZ (Phoenix 2)	—	—	—	—	13.2	21.8	—	13.2	21.8	0.7	2014
Westover Hills Blvd., San Antonio, TX (San Antonio 1)	4.6	3.0	—	—	29.1	32.4	4.6	32.1	32.4	10.0	2011
Westover Hills Blvd., San Antonio, TX (San Antonio 2)	6.7	—	—	0.3	—	—	7.0	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 2)	2.0	—	—	—	23.2	4.0	2.0	23.2	4.0	7.2	2011
Kestral Way (London)	—	16.5	—	—	16.2	0.7	—	32.7	0.7	4.4	2011
Jurong East (Singapore)	—	9.0	—	—	—	0.1	—	9.0	0.1	3.0	2011
Ridgetop Circle, Sterling, VA (Northern VA)	6.9	—	—	0.1	—	—	7.0	—	—	—	2013
Metropolis Dr., Austin, TX (Austin 3)	7.9	—	—	0.1	—	—	8.0	—	—	—	2013
	$89.3	$244.5	$4.5	$0.6	$568.1	$344.6	$89.7	$812.6	$349.1	$327.0

The aggregate cost of the total properties for federal income tax purposes was $1,725.0 million at December 31, 2014.

Historical Cost and Accumulated Depreciation and Amortization
The following table reconciles the historical cost and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
(amounts in millions)	2014	2013	2012
Property
Balance—beginning of period	$1,120.5	$883.6	$660.2
Disposals	(0.1)	(8.5)	(1.2)
Impairments	—	(4.0)	(17.1)
Additions (acquisitions and improvements)	258.0	249.4	241.7
Balance, end of period	$1,378.4	$1,120.5	$883.6
Accumulated Depreciation
Balance—beginning of period	$236.7	$176.7	$131.2
Disposals	—	(9.3)	(1.2)
Impairments	—	(0.9)	(5.3)
Additions (depreciation and amortization expense)	90.3	70.2	52.0
Balance, end of period	$327.0	$236.7	$176.7

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

(10.4)*
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

(10.17)*
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

(10.20)	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.21)	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.22)	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.23)	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.24)	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2013 (Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.25)	Amendment to Cincinnati Bell Management Pension Plan executed May 16, 2013 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.26)	Amendment to Cincinnati Bell Management Pension Plan executed April 17, 2012 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.27)	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2011 (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.28)	Amendment to Cincinnati Bell Pension Plan executed on December 20, 2013 (Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.29)	Amendment to Cincinnati Bell Pension Plan executed on April 17, 2012 (Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.30)	Amendment to Cincinnati Bell Pension Plan executed on November 29, 2011 (Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.31)	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.32)
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.33)
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.34)	Cincinnati Bell Inc. 2007 Long Term Incentive Plan (Appendix A to the Company's 2007 Proxy Statement on Schedule 14A filed March 14, 2007, File No. 1-8519).
(10.35)	Amendment to Cincinnati Bell Inc. 2007 Long Term Incentive Plan effective as of May 1, 2009 (Appendix A to the Company's 2009 Proxy Statement on Schedule 14A filed March 17, 2009, File No. 1-8519).
(10.36)
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 7, 2010, File No. 1-8519).

(10.37)	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.38)
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.39)
Cincinnati Bell Inc. Form of 2008-2010 Performance Share Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(24) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.40)	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.41)	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (Appendix B to the Company's 2007 Proxy Statement on Schedule 14A filed on March 14, 2007, File No. 1-8519).
(10.42)	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.43)
Amended and Restated Employment Agreement effective January 1, 2005, between Cincinnati Bell Inc. and Christopher J. Wilson (Exhibit (10)(iii)(A)(10) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.44)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective July 26, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.45)
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.46)	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.47)
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.48)
Employment Agreement between Cincinnati Bell Inc. and David L. Heimbach dated as of November 20, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported November 20, 2013, File No. 1-8519).

(10.49)	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).
(10.50)*	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015.
(10.51)*	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson dated as of January 1, 2015.
(12.1)*	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
(14)
Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21)*	Subsidiaries of the Registrant.
(23)*	Consent of Independent Registered Public Accounting Firm.
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

(24)*	Powers of Attorney.
(31.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 26, 2015).
(31.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 26, 2015).
(31.3) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.4) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 26, 2015).

(32.2)*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as previously included in Form 10-K filed on February 26, 2015).
(32.3) +	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)*	XBRL Instance Document.
(101.SCH)*	XBRL Taxonomy Extension Schema Document.
(101.CAL)*	XBRL Taxonomy Calculation Linkbase Document.
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)*	XBRL Taxonomy Label Linkbase Document.
(101.PRE)*	XBRL Taxonomy Presentation Linkbase Document.
______________
+ Filed herewith.
* Incorporated in 2014 Form 10-K filed on February 26, 2015.

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

Date:	March 9, 2015	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	March 9, 2015	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	March 9, 2015
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	March 9, 2015
Phillip R. Cox

John W. Eck*	Director	March 9, 2015
John W. Eck

Russel P. Mayer*	Director	March 9, 2015
Russel P. Mayer

Jakki L. Haussler*	Director	March 9, 2015
Jakki L. Haussler

Craig F. Maier*	Director	March 9, 2015
Craig F. Maier

Alan R. Schriber*	Director	March 9, 2015
Alan R. Schriber

Lynn A. Wentworth*	Director	March 9, 2015
Lynn A. Wentworth

John M. Zrno*	Director	March 9, 2015
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director