Form 10-Q
period 2015-03-31
CINCINNATI BELL INC
filed 2015-05-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

At April 30, 2015, there were 209,700,904 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Services	$229.8	$220.8
Products	63.1	61.4
Total revenue	292.9	282.2
Costs and expenses
Cost of services, excluding items below	113.6	97.2
Cost of products sold, excluding items below	52.6	53.5
Selling, general and administrative, excluding items below	52.2	49.3
Depreciation and amortization	32.6	31.1
Restructuring charges	3.4	—
Loss on sale or disposal of assets, net	1.4	—
Transaction costs	—	0.7
Total operating costs and expenses	255.8	231.8
Operating income	37.1	50.4
Interest expense	32.7	38.8
Loss (income) from CyrusOne equity method investment	3.1	(0.5)
Other expense (income), net	0.4	(0.3)
Income from continuing operations before income taxes	0.9	12.4
Income tax expense	0.6	6.5
Income from continuing operations	0.3	5.9
Income from discontinued operations (net of tax)	48.9	1.1
Net income	49.2	7.0
Preferred stock dividends	2.6	2.6
Net income applicable to common shareowners	$46.6	$4.4
Basic and diluted net earnings per common share
Basic and diluted (loss) earnings per common share from continuing operations	$(0.01)	$0.02
Basic and diluted earnings per common share from discontinued operations	$0.23	$—
Basic and diluted net earnings per common share	$0.22	$0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$49.2	$7.0
Other comprehensive income, net of tax:
Foreign currency translation loss	(0.3)	—
Defined benefit pension and postretirement plans:
Amortization of prior service benefits, net of tax of ($1.4), ($1.4)	(2.4)	(2.4)
Amortization of net actuarial loss, net of tax of $2.3, $2.4	4.1	4.2
Other comprehensive income	1.4	1.8
Total comprehensive income	$50.6	$8.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$13.4	$57.9
Receivables, less allowances of $11.6 and $12.4	160.7	160.8
Receivable from CyrusOne	9.6	7.7
Inventory, materials and supplies	19.7	25.0
Deferred income taxes, net	104.3	68.9
Prepaid expenses	14.1	10.8
Other current assets	3.5	1.8
Other current assets from discontinued operations	0.4	4.7
Total current assets	325.7	337.6
Property, plant and equipment, net	845.7	815.4
Investment in CyrusOne	261.5	273.6
Goodwill	14.4	14.4
Intangible assets, net	0.4	0.5
Deferred income taxes, net	236.9	300.7
Other noncurrent assets	32.4	33.9
Noncurrent assets from discontinued operations	16.0	44.6
Total assets	$1,733.0	$1,820.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.6	$11.6
Accounts payable	111.8	131.6
Payable to CyrusOne	1.3	0.4
Unearned revenue and customer deposits	30.8	30.4
Accrued taxes	10.2	9.9
Accrued interest	32.1	22.1
Accrued payroll and benefits	28.2	37.0
Other current liabilities	25.9	25.8
Other current liabilities from discontinued operations	26.5	142.0
Total current liabilities	279.4	410.8
Long-term debt, less current portion	1,748.8	1,689.4
Pension and postretirement benefit obligations	233.9	240.1
Other noncurrent liabilities	39.3	26.2
Noncurrent liabilities from discontinued operations	31.2	102.7
Total liabilities	2,332.6	2,469.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2015 and December 31, 2014; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,840,204 and 209,571,138 shares issued; 209,565,134 and 209,296,068 shares outstanding at March 31, 2015 and December 31, 2014	2.1	2.1
Additional paid-in capital	2,581.2	2,582.9
Accumulated deficit	(3,138.7)	(3,187.9)
Accumulated other comprehensive loss	(172.5)	(173.9)
Common shares in treasury, at cost	(1.1)	(1.1)
Total shareowners’ deficit	(599.6)	(648.5)
Total liabilities and shareowners’ deficit	$1,733.0	$1,820.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income	$49.2	$7.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	61.2	46.9
Provision for loss on receivables	2.1	2.4
Loss (income) from CyrusOne equity method investment	3.1	(0.5)
Noncash portion of interest expense	1.4	1.7
Deferred income tax provision	27.8	8.8
Pension and other postretirement payments in excess of expense	(3.6)	(6.0)
Stock-based compensation	1.3	0.8
Deferred gain on sale of Wireless spectrum licenses	(112.6)	—
Amortization of deferred gain	(6.5)	(3.6)
Loss on sale or disposal of assets, net	1.4	—
Excess tax benefit for share based payments	(0.2)	(0.1)
Other, net	2.4	(0.4)
Changes in operating assets and liabilities:
Increase in receivables	(1.9)	(22.1)
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	1.2	(4.0)
(Decrease) increase in accounts payable	(24.2)	19.0
Increase (decrease) in accrued and other current liabilities	2.4	(10.2)
Decrease in other noncurrent assets	0.1	0.4
Increase (decrease) in other noncurrent liabilities	1.7	(2.3)
Net cash provided by operating activities	6.3	37.8
Cash flows from investing activities
Capital expenditures	(57.9)	(34.3)
Dividends received from CyrusOne	6.0	7.1
Proceeds from sale of assets	—	1.9
Other, net	(0.1)	—
Net cash used in investing activities	(52.0)	(25.3)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	7.5	(4.1)
Repayment of debt	(3.3)	(5.2)
Dividends paid on preferred stock	(2.6)	(2.6)
Proceeds from exercise of options and warrants	—	0.6
Excess tax benefit for share based payments	0.2	0.1
Other, net	(0.6)	(1.7)
Net cash provided by (used in) financing activities	1.2	(12.9)
Net decrease in cash and cash equivalents	(44.5)	(0.4)
Cash and cash equivalents at beginning of period	57.9	4.6
Cash and cash equivalents at end of period	$13.4	$4.2

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$9.0	$9.3
Acquisition of property by assuming debt and other noncurrent liabilities	$1.3	$—
Acquisition of property on account	$28.9	$21.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") is a full-service regional provider of entertainment, data and voice communications services, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communications systems and end-to-end IT solutions. As of March 31, 2015, we operate our business through the following segments: Entertainment and Communications (formerly known as "Wireline") and IT Services and Hardware.
The Company has receivables with one Fortune 10 Industrial customer that makes up 25% and 26% of the outstanding accounts receivable balance at March 31, 2015 and December 31, 2014, respectively. This same customer represented 12% of consolidated revenue for the three months ended March 31, 2015 and 2014.

As of December 31, 2014, we operated three business segments: Entertainment and Communications, IT Services and Hardware and Wireless. In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. The agreement to sell our wireless spectrum license closed on September 30, 2014, for cash proceeds of $194.4 million. Simultaneously, we entered into a separate agreement to use certain spectrum licenses for $8.00 until we no longer provide wireless service. Effective March 31, 2015, all wireless subscribers have been migrated off our network and we ceased providing wireless services and operations. Certain wireless tower lease obligations and other assets were transferred to the acquiring company on April 1, 2015.

On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. As of March 31, 2015, we held approximately 1.9 million shares of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 26.6 million of its partnership units. We effectively owned approximately 43% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP. We account for our ownership in CyrusOne as an equity method investment. On April 7, 2015, we consummated the sale of 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit for proceeds of $426.0 million.

A tentative agreement was reached on January 23, 2015 with the Communications Workers of America (“CWA”) and was ratified by local members of the union on February 27, 2015. The new agreement will be in effect through May 12, 2018. Per the terms of the agreement, the remaining bargained pension plan credits will be frozen effective May 1, 2015 resulting in an actuarial remeasurement of the pension plan as of that date. The impact of the remeasurement will be recorded in second quarter of 2015.

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

The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or any other interim period.

Form 10-Q Part I	Cincinnati Bell Inc.

The closing of our wireless operations represents a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations will be reported as discontinued operations in our financial statements. Accordingly, the Company has recast its prior period results to be comparable with the current discontinued operations presentation with the exception of the Condensed Consolidated Statements of Cash Flows. See Note 2 for all required disclosures.
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
Equity Method Investments — Effective January 24, 2013, the completion date of CyrusOne's IPO, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Condensed Consolidated Statement of Operations. For the quarter ended March 31, 2015 and 2014, the Company received cash dividends from CyrusOne totaling $6.0 million and $7.1 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment.
During the second quarter of 2014, we invested a total of $5.5 million in other entities, which are accounted for as equity method investments, and the carrying value has been recorded in "Other noncurrent assets" in the Condensed Consolidated Balance Sheets. The Company's proportionate share of their respective net income is recorded in "Other expense, net" in the Condensed Consolidated Statement of Operations.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses, including interest on securities originally issued to acquire its broadband business or securities subsequently issued to refinance those securities.
Recently Issued Accounting Standards — On January 9, 2015, the FASB issued Accounting Standard Update ("ASU") 2015-01, Income Statement-Extraordinary and Unusual Items. The updated standard will no longer allow for transactions that are unusual in nature and occur infrequently to be presented net-of-tax after income from continuing operations as an extraordinary item in the statements of operations. Under the new guidance, these transactions will be separately presented within income from continuing operations similar to current guidance for transactions that are unusual in nature or occur infrequently. The standard will be effective for us on January 1, 2016. The adoption of this pronouncement is not expected to have a material impact on our financial statements as there are no transactions presented as an extraordinary item.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which changes the presentation of debt issuance costs in the financial statements. The amendments in this update require companies to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to record amortization of the costs as interest expense. The standard will be effective on January 1, 2016 and will be applied retrospectively for prior periods. The Company estimates approximately $10 million of debt issuance costs will be reclassified from "Other non-current assets" to "Long term debt, less current portion" on the Condensed Consolidated Balance Sheets on the date of adoption. The adoption is not expected to impact the Statement of Operations.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, which amends ASC 350-40 to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The standard will be effective on January 1, 2016 and can be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this update increased the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  The standard was effective for us on January 1, 2015 and the amended guidance has been applied to the discontinuation of our wireless operations. For a full discussion of discontinued operations and required disclosures reference Note 2.

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

2.    Discontinued Operations
Cincinnati Bell Wireless LLC ("CBW"), our former Wireless segment, provided digital wireless voice and data communications services to customers in the Company’s licensed service territory, which included Greater Cincinnati and Dayton, Ohio, and areas of northern Kentucky and southeastern Indiana. The Company’s customers were also able to place and receive wireless calls nationally and internationally due to roaming agreements the Company had with other carriers.
In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our spectrum licenses closed on September 30, 2014 for cash proceeds of $194.4 million. Prior to this date, the Company's digital wireless network utilized 50 MHz of licensed spectrum in the Cincinnati area and 40 MHz of licensed spectrum in the Dayton area, which had a carrying value of $88.2 million. Simultaneous with the close of the spectrum sale, the Company entered into a separate agreement to use certain wireless spectrum licenses for $8.00 until we no longer provided wireless service. We ceased providing wireless service effective March 31, 2015. The fair value of the lease, which is considered a Level 3 measurement based on other comparable transactions, totaled $6.4 million and was recorded as a prepaid expense and amortized over a six month period ending March 31, 2015.
As of March 31, 2015, there were no subscribers remaining on the network and we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in Net income from discontinued operations (net of tax) in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. On April 1, 2015, we transferred certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, which will result in a gain of approximately $16 million in the second quarter of 2015. As a result, we removed the following assets and liabilities in the second quarter of 2015.

(dollars in millions)	As of March 31, 2015
Property, plant and equipment, net	$16.0

Current portion of long-term debt	0.5
Long-term debt, less current portion	24.6
Other non-current liabilities	6.6
Total liabilities	$31.7

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless financial results for the three months ended March 31, 2015 and 2014 reported as Income from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2015	2014
Revenue	$4.4	$44.7
Costs and expenses
Cost of products and services	12.0	19.8
Selling, general and administrative	1.3	6.2
Depreciation and amortization expense	28.6	15.8
Restructuring charges	6.4	—
Amortization of deferred gain	(6.5)	(3.6)
Total operating costs and expenses	41.8	38.2
Operating income (loss)	(37.4)	6.5
Interest (income) expense	(0.8)	1.5
Other expense	—	0.9
Gain on sale of wireless spectrum licenses	112.6	—
Income before income taxes	76.0	4.1
Income tax expense	27.1	3.0
Net income from discontinued operations	$48.9	$1.1

Wireless assets and liabilities presented as discontinued operations as of March 31, 2015 and December 31, 2014 are as follows:

(dollars in millions)	March 31, 2015	December 31, 2014
Current assets
Prepaid rent - lease of spectrum license	$—	$3.2
Other current assets	0.4	1.5
Total current assets from discontinued operations	0.4	4.7
Property, plant and equipment	16.0	44.1
Other noncurrent assets	—	0.5
Total noncurrent assets from discontinued operations	16.0	44.6
Total assets from discontinued operations	$16.4	$49.3

Current liabilities
Current portion of long-term debt	$0.5	$1.6
Accounts payable	2.8	5.0
Restructuring reserve	18.4	15.4
Deferred gain on sale of wireless spectrum licenses	—	112.6
Other current liabilities	4.8	7.4
Total current liabilities from discontinued operations	26.5	142.0
Long-term debt, less current portion	24.6	81.6
Deferred gain on sale of towers	6.6	13.1
Other noncurrent liabilities	—	8.0
Total noncurrent liabilities from discontinued operations	31.2	102.7
Total liabilities related to discontinued operations	$57.7	$244.7

Form 10-Q Part I	Cincinnati Bell Inc.

Certain capital lease and retirement obligations were reported as liabilities from discontinued operations as of December 31, 2014 as we continued to operate the wireless business at that time. The following capital lease and asset retirement obligations will be retained by the Company and have not been included in liabilities from discontinued operations at March 31, 2015:

	Continuing Operations	Discontinued Operations
	As of March 31, 2015	As of December 31, 2014
(dollars in millions)
Current portion of long-term debt	$1.1	$1.1
Long-term debt, less current portion	53.4	57.0
Other noncurrent liabilities	10.9	7.5
Total liabilities	$65.4	$65.6
Following is selected operating and investing cash flow activity from discontinued operations included in Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
(dollars in millions)	2015	2014
Depreciation and amortization	$28.6	$15.8
Amortization of deferred gain on sale of towers	(6.5)	(3.6)
Non-cash spectrum lease	3.2	—
Deferred gain on sale of spectrum	(112.6)	—
Restructuring payments	(3.4)	(0.3)
Capital expenditures	—	(5.6)

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Investment in CyrusOne
On January 24, 2013, we completed the IPO of CyrusOne, our former Data Center Colocation segment. As of that date, we no longer controlled CyrusOne's operations. However, we continue to have significant influence over CyrusOne and account for this investment using the equity method.
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
As of March 31, 2015, we effectively owned 43% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 26.6 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP. The fair value of this investment was $886.7 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy. For the three months ended March 31, 2015, our equity method share of CyrusOne's net loss was $3.1 million. For the three months ended March 31, 2014, our equity method share of CyrusOne's net income was $0.5 million.
On April 7, 2015, we consummated the sale of 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit. The sale generated proceeds of $426.0 million and resulted in a gain of $295.2 million which will be recognized in the second quarter of 2015. After completion of the sale, we effectively own 22% of CyrusOne, which is held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 12.3 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP.
Summarized financial information for CyrusOne is as follows:

	Three months ended
(dollars in millions)	March 31, 2015	March 31, 2014
Revenue	$85.7	$77.5
Operating income	1.6	11.8
Net (loss) income	(7.2)	0.7

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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three months ended
(dollars in millions)	March 31, 2015	March 31, 2014
Revenue:
Services provided to CyrusOne	$0.3	$0.5

Operating costs and expenses:
Charges for services provided by CyrusOne	2.5	2.3
Administrative services provided to CyrusOne	(0.1)	(0.1)
Total operating costs and expenses	$2.4	$2.2

Form 10-Q Part I	Cincinnati Bell Inc.

Dividends of $6.0 million were received in the first quarter of 2015. On February 18, 2015, CyrusOne declared dividends of $0.315 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on April 15, 2015.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing.  The agreement will remain in effect until the Texas Margin Tax return for the period ending December 31, 2014 is filed. As of March 31, 2015 and December 31, 2014, the receivable related to this agreement amounted to $0.5 million and $1.7 million, respectively. These balances are included in Receivable from CyrusOne.
At March 31, 2015 and December 31, 2014, amounts receivable from and payable to CyrusOne were as follows:

	March 31,	December 31,
(dollars in millions)	2015	2014
Accounts receivable	$0.6	$1.7
Dividends receivable	9.0	6.0
Receivable from CyrusOne	$9.6	$7.7

Accounts payable	$1.3	$0.4
Payable to CyrusOne	$1.3	$0.4

4.    Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$0.3	$48.9	$49.2	$5.9	$1.1	$7.0
Preferred stock dividends	2.6	—	2.6	2.6	—	2.6
Net income (loss) applicable to common shareowners - basic and diluted	$(2.3)	$48.9	$46.6	$3.3	$1.1	$4.4
Denominator:
Weighted average common shares outstanding - basic	209.2	209.2	209.2	208.0	208.0	208.0
Stock-based compensation arrangements	—	—	—	1.0	1.0	1.0
Weighted average common shares outstanding - diluted	209.2	209.2	209.2	209.0	209.0	209.0
Basic and diluted earnings (loss) per common share	$(0.01)	$0.23	$0.22	$0.02	$—	$0.02

For the three months ended March 31, 2015, the Company had a net loss available to common shareholders in continuing operations and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three months ended March 31, 2014, awards under the Company's stock-based compensation plans for common shares of 3.9 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Debt
The Company’s debt (excluding debt related to discontinued operations) consists of the following:

(dollars in millions)	March 31, 2015	December 31, 2014
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	7.2	6.2
Current portion of long-term debt	12.6	11.6
Long-term debt, less current portion:
Corporate Credit Agreement	—	—
Receivables facility	26.7	19.2
8 3/4% Senior Subordinated Notes due 2018	300.0	300.0
Corporate Credit Agreement - Tranche B Term Loan	526.5	527.8
8 3/8% Senior Notes due 2020	661.2	661.2
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	62.9	9.9
	1,751.8	1,692.6
Net unamortized discount	(3.0)	(3.2)
Long-term debt, less current portion	1,748.8	1,689.4
Total debt	$1,761.4	$1,701.0

There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of March 31, 2015. This revolving credit facility expires in July 2017.
The Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement on April 6, 2015. Effective with the consummation of the sale of 14.3 million CyrusOne LP operating partnership units, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term.
As of March 31, 2015, the Company had $26.7 million of borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility (“Receivables Facility”), leaving $69.0 million of remaining availability on the total borrowing capacity of $102.0 million. The Receivables Facility will terminate June 2, 2016, unless terminated earlier pursuant to its terms. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Agreement, Cincinnati Bell Inc. could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under the Receivables Facility, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.
On April 7, 2015, the Company notified its trustee of its election to redeem $300.0 million of the outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 102.188% on May 7, 2015. As a result, a loss on extinguishment of debt of approximately $10 million will be recorded in the second quarter of 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Financial Instruments and Fair Value Measurements

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2015 and December 31, 2014, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	March 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$261.5	$886.7	$273.6	$785.0
Long-term debt, including current portion*	1,692.4	1,745.2	1,686.1	1,717.4
*Excludes capital leases.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on March 31, 2015 and December 31, 2014. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2015 and December 31, 2014, which is considered Level 2 of the fair value hierarchy.

7.    Restructuring Charges
As of March 31, 2015, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2014	$3.0	$1.8	$0.1	$4.9
Charges	2.2	—	1.2	3.4
Utilizations	(3.1)	(0.2)	(1.2)	(4.5)
Balance as of March 31, 2015	$2.1	$1.6	$0.1	$3.8
The Company made severance payments during the three months ended March 31, 2015 pursuant to its written severance plan. In the first quarter of 2015, employee separation charges were associated with discontinuing our cyber-security product offering and integrating each of our segments' business markets. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019. Other represents project related expenses as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segment.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2014	$3.9	$0.3	$0.7	$4.9
Charges	0.8	2.2	0.4	3.4
Utilizations	(3.2)	(0.8)	(0.5)	(4.5)
Balance as of March 31, 2015	$1.5	$1.7	$0.6	$3.8
At March 31, 2015 and December 31, 2014, $3.5 million and $4.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $0.3 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets as of March 31, 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2015 and 2014, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our network.
For the three months ended March 31, 2015 and 2014, pension and postretirement benefit costs were as follows:

	Three Months Ended March 31,
	2015	2014	2015	2014
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$0.3	$0.1	$0.1
Interest cost on projected benefit obligation	4.6	4.5	0.8	0.9
Expected return on plan assets	(7.2)	(6.8)	—	—
Amortization of:
Prior service cost (benefit)	0.1	—	(3.9)	(3.8)
Actuarial loss	5.1	5.3	1.4	1.3
Total amortization	5.2	5.3	(2.5)	(2.5)
Benefit costs (benefits)	$2.6	$3.3	$(1.6)	$(1.5)

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income.

Contributions in 2015 to the Company’s pension and postretirement plans are expected to be approximately $25 million. For the three months ended March 31, 2015, contributions to the pension plans were $2.6 million and net contributions to the postretirement plan were $2.0 million.

9.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three months ended March 31, 2015, the Company recognized stock-based compensation expense of $2.0 million, inclusive of $0.4 million of mark-to-market expense on awards indexed to the Company's stock price. For the three months ended March 31, 2014, the Company recognized stock-based compensation expense of $0.9 million, inclusive of a $0.2 million mark-to-market gain on awards indexed to the Company's stock price. As of March 31, 2015, there was $15.7 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately two years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At March 31, 2015 and 2014, the number of common shares deferred under these plans was 0.4 million and 0.6 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three months ended March 31, 2015, the Company recognized expense of $0.1 million. For the three months ended March 31, 2014, the Company recognized nominal expense.

10.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2015, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2014	$(173.6)		$(0.3)	$(173.9)
Reclassifications, net	1.7	(a)	(0.3)	1.4
Balance as of March 31, 2015	$(171.9)		$(0.6)	$(172.5)
(a) These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 8 for additional details). The components of net periodic pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Business Segment Information
The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting. The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, entertainment, local voice, long distance, voice over internet protocol (VoIP), and other services. The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2015	2014
Revenue
Entertainment and Communications	$188.1	$183.6
IT Services and Hardware	107.6	101.9
Intersegment	(2.8)	(3.3)
Total revenue	$292.9	$282.2
Intersegment revenue
Entertainment and Communications	$0.3	$0.2
IT Services and Hardware	2.5	3.1
Total intersegment revenue	$2.8	$3.3
Operating income
Entertainment and Communications	$41.3	$51.8
IT Services and Hardware	1.1	5.4
Corporate	(5.3)	(6.8)
Total operating income	$37.1	$50.4
Expenditures for long-lived assets
Entertainment and Communications	$54.0	$26.2
IT Services and Hardware	3.9	2.5
Total expenditures for long-lived assets	$57.9	$28.7
Depreciation and amortization
Entertainment and Communications	$29.5	$28.1
IT Services and Hardware	3.1	2.8
Corporate	—	0.2
Total depreciation and amortization	$32.6	$31.1

	March 31, 2015	December 31, 2014
Assets
Entertainment and Communications	$861.4	$833.2
IT Services and Hardware	58.9	61.4
Total assets from discontinued operations	16.4	49.3
Corporate and eliminations	796.3	876.8
Total assets	$1,733.0	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of March 31, 2015, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. During the first quarter of 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$167.6	$135.0	$(9.7)	$292.9
Operating costs and expenses	5.3	128.9	131.3	(9.7)	255.8
Operating income (loss)	(5.3)	38.7	3.7	—	37.1
Interest expense (income), net	33.9	(0.8)	(0.4)	—	32.7
Other expense (income), net	(0.4)	1.9	2.0	—	3.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(38.8)	37.6	2.1	—	0.9
Income tax expense (benefit)	(14.1)	13.8	0.9	—	0.6
Equity in earnings of subsidiaries, net of tax	73.9	—	—	(73.9)	—
Income (loss) from continuing operations	49.2	23.8	1.2	(73.9)	0.3
Income (loss) from discontinued operations	—	—	48.9	—	48.9
Net income (loss)	49.2	23.8	50.1	(73.9)	49.2
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$50.9	$23.8	$49.8	$(73.9)	$50.6

Net income (loss)	49.2	23.8	50.1	(73.9)	49.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$46.6	$23.8	$50.1	$(73.9)	$46.6

	Three Months Ended March 31, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$163.3	$128.9	$(10.0)	$282.2
Operating costs and expenses	6.5	113.7	121.6	(10.0)	231.8
Operating income (loss)	(6.5)	49.6	7.3	—	50.4
Interest expense (income), net	36.7	(0.8)	2.9	—	38.8
Other expense (income), net	(0.3)	1.9	(2.4)	—	(0.8)
Income (loss) before equity in earnings of subsidiaries and income taxes	(42.9)	48.5	6.8	—	12.4
Income tax expense (benefit)	(13.2)	17.9	1.8	—	6.5
Equity in earnings of subsidiaries, net of tax	36.7	—	—	(36.7)	—
Income (loss) from continuing operations	7.0	30.6	5.0	(36.7)	5.9
Income (loss) from discontinued operations	—	—	1.1	—	1.1
Net income (loss)	7.0	30.6	6.1	(36.7)	7.0
Other comprehensive income (loss)	1.8	—	—	—	1.8
Total comprehensive income (loss)	$8.8	$30.6	$6.1	$(36.7)	$8.8

Net income (loss)	7.0	30.6	6.1	(36.7)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$4.4	$30.6	$6.1	$(36.7)	$4.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$10.6	$1.2	$1.6	$—	$13.4
Receivables, net	1.4	1.0	167.9	—	170.3
Other current assets	45.2	32.0	66.0	(1.6)	141.6
Other current assets from discontinued operations	—	—	0.4	—	0.4
Total current assets	57.2	34.2	235.9	(1.6)	325.7
Property, plant and equipment, net	0.3	793.5	51.9	—	845.7
Investment in CyrusOne	—	—	261.5	—	261.5
Goodwill and intangibles, net	—	2.2	12.6	—	14.8
Investments in and advances to subsidiaries	1,135.3	213.6	55.5	(1,404.4)	—
Other noncurrent assets	255.6	4.5	159.3	(150.1)	269.3
Other noncurrent assets from discontinued operations	—	—	16.0	—	16.0
Total assets	$1,448.4	$1,048.0	$792.7	$(1,556.1)	$1,733.0

Current portion of long-term debt	$5.4	$3.8	$3.4	$—	$12.6
Accounts payable	0.6	72.0	40.5	—	113.1
Other current liabilities	58.2	46.3	22.7	—	127.2
Other current liabilities from discontinued operations	—	—	26.5	—	26.5
Total current liabilities	64.2	122.1	93.1	—	279.4
Long-term debt, less current portion	1,524.9	141.4	82.5	—	1,748.8
Other noncurrent liabilities	247.3	165.8	11.8	(151.7)	273.2
Other noncurrent liabilities from discontinued operations	—	—	31.2	—	31.2
Intercompany payables	211.0	—	—	(211.0)	—
Total liabilities	2,047.4	429.3	218.6	(362.7)	2,332.6
Shareowners’ (deficit) equity	(599.0)	618.7	574.1	(1,193.4)	(599.6)
Total liabilities and shareowners’ equity (deficit)	$1,448.4	$1,048.0	$792.7	$(1,556.1)	$1,733.0

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9
Receivables, net	2.6	1.0	164.9	—	168.5
Other current assets	4.7	29.3	73.7	(1.2)	106.5
Other current assets from discontinued operations	—	—	4.7	—	4.7
Total current assets	63.5	31.3	244.0	(1.2)	337.6
Property, plant and equipment, net	0.2	764.0	51.2	—	815.4
Investment in CyrusOne	—	—	273.6	—	273.6
Goodwill and intangibles, net	—	2.2	12.7	—	14.9
Investments in and advances to subsidiaries	1,061.2	230.8	250.0	(1,542.0)	—
Other noncurrent assets	294.2	4.9	190.5	(155.0)	334.6
Other noncurrent assets from discontinued operations	—	—	44.6	—	44.6
Total assets	$1,419.1	$1,033.2	$1,066.6	$(1,698.2)	$1,820.7

Current portion of long-term debt	$5.4	$3.9	$2.3	$—	$11.6
Accounts payable	1.0	73.8	57.2	—	132.0
Other current liabilities	52.3	52.8	20.0	0.1	125.2
Other current liabilities from discontinued operations	—	—	142.0	—	142.0
Total current liabilities	58.7	130.5	221.5	0.1	410.8
Long-term debt, less current portion	1,526.1	141.2	22.1	—	1,689.4
Other noncurrent liabilities	254.1	166.7	1.9	(156.4)	266.3
Other noncurrent liabilities from discontinued operations	—	—	102.7	—	102.7
Intercompany payables	228.5	—	—	(228.5)	—
Total liabilities	2,067.4	438.4	348.2	(384.8)	2,469.2
Shareowners’ (deficit) equity	(648.3)	594.8	718.4	(1,313.4)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,419.1	$1,033.2	$1,066.6	$(1,698.2)	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(23.5)	$35.7	$(5.9)	$—	$6.3
Capital expenditures	—	(51.8)	(6.1)	—	(57.9)
Dividends received from CyrusOne	—	—	6.0	—	6.0
Distributions received from subsidiaries	2.7	—	—	(2.7)	—
Funding between Parent and subsidiaries, net	—	17.3	10.9	(28.2)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.6	(34.5)	10.8	(30.9)	(52.0)
Funding between Parent and subsidiaries, net	(20.4)	—	(7.8)	28.2	—
Distributions paid to Parent	—	—	(2.7)	2.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	7.5	—	7.5
Repayment of debt	(1.3)	(1.0)	(1.0)	—	(3.3)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	(24.7)	(1.0)	(4.0)	30.9	1.2
Increase (decrease) in cash and cash equivalents	(45.6)	0.2	0.9	—	(44.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$10.6	$1.2	$1.6	$—	$13.4

	Three Months Ended March 31, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(28.2)	$51.9	$14.1	$—	$37.8
Capital expenditures	—	(22.6)	(11.7)	—	(34.3)
Proceeds from sale of assets	—	0.1	1.8	—	1.9
Dividends received from CyrusOne	—	—	7.1	—	7.1
Cash flows provided by (used in) investing activities	—	(22.5)	(2.8)	—	(25.3)
Funding between Parent and subsidiaries, net	35.4	(29.4)	(6.0)	—	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(2.5)	—	(1.6)	—	(4.1)
Repayment of debt	(1.3)	(1.0)	(2.9)	—	(5.2)
Proceeds from exercise of options and warrants	0.6	—	—	—	0.6
Other financing activities	(4.2)	—	—	—	(4.2)
Cash flows provided by (used in) financing activities	28.0	(30.4)	(10.5)	—	(12.9)
Increase (decrease) in cash and cash equivalents	(0.2)	(1.0)	0.8	—	(0.4)
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$1.9	$0.8	$1.5	$—	$4.2

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of March 31, 2015, the Parent Company’s 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC. During the first quarter of 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.
On April 7, 2015, the Company notified its trustee of its election to redeem the remaining $300.0 million of the outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 102.188% on May 7, 2015.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, Condensed Consolidating Balance Sheets as of March 31, 2015 and December 31, 2014, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$152.9	$149.7	$(9.7)	$292.9
Operating costs and expenses	5.3	147.3	112.9	(9.7)	255.8
Operating income (loss)	(5.3)	5.6	36.8	—	37.1
Interest expense (income), net	33.9	(0.7)	(0.5)	—	32.7
Other expense (income), net	(0.4)	6.1	(2.2)	—	3.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(38.8)	0.2	39.5	—	0.9
Income tax expense (benefit)	(14.1)	—	14.7	—	0.6
Equity in earnings of subsidiaries, net of tax	73.9	—	—	(73.9)	—
Income (loss) from continuing operations	49.2	0.2	24.8	(73.9)	0.3
Income (loss) from discontinued operations	—	48.9	—	—	48.9
Net income (loss)	49.2	49.1	24.8	(73.9)	49.2
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$50.9	$49.1	$24.5	$(73.9)	$50.6

Net income (loss)	49.2	49.1	24.8	(73.9)	49.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$46.6	$49.1	$24.8	$(73.9)	$46.6

	Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$142.4	$149.8	$(10.0)	$282.2
Operating costs and expenses	6.5	133.5	101.8	(10.0)	231.8
Operating income (loss)	(6.5)	8.9	48.0	—	50.4
Interest expense (income), net	36.7	2.5	(0.4)	—	38.8
Other expense (income), net	(0.3)	2.6	(3.1)	—	(0.8)
Income (loss) before equity in earnings of subsidiaries and income taxes	(42.9)	3.8	51.5	—	12.4
Income tax expense (benefit)	(13.2)	1.2	18.5	—	6.5
Equity in earnings of subsidiaries, net of tax	36.7	—	—	(36.7)	—
Income (loss) from continuing operations	7.0	2.6	33.0	(36.7)	5.9
Income (loss) from discontinued operations	—	1.1	—	—	1.1
Net income (loss)	7.0	3.7	33.0	(36.7)	7.0
Other comprehensive income (loss)	1.8	—	—	—	1.8
Total comprehensive income (loss)	$8.8	$3.7	$33.0	$(36.7)	$8.8

Net income (loss)	7.0	3.7	33.0	(36.7)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$4.4	$3.7	$33.0	$(36.7)	$4.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$10.6	$0.3	$2.5	$—	$13.4
Receivables, net	1.4	9.0	159.9	—	170.3
Other current assets	45.2	63.4	34.6	(1.6)	141.6
Other current assets from discontinued operations	—	0.4	—	—	0.4
Total current assets	57.2	73.1	197.0	(1.6)	325.7
Property, plant and equipment, net	0.3	51.5	793.9	—	845.7
Investment in CyrusOne	—	261.5	—	—	261.5
Goodwill and intangibles, net	—	12.6	2.2	—	14.8
Investments in and advances to subsidiaries	1,135.3	181.5	206.3	(1,523.1)	—
Other noncurrent assets	255.6	160.3	3.5	(150.1)	269.3
Other noncurrent assets from discontinued operations	—	16.0	—	—	16.0
Total assets	$1,448.4	$756.5	$1,202.9	$(1,674.8)	$1,733.0

Current portion of long-term debt	$5.4	$3.4	$3.8	$—	$12.6
Accounts payable	0.6	55.8	56.7	—	113.1
Other current liabilities	58.2	24.3	44.7	—	127.2
Other current liabilities from discontinued operations	—	26.5	—	—	26.5
Total current liabilities	64.2	110.0	105.2	—	279.4
Long-term debt, less current portion	1,524.9	55.8	168.1	—	1,748.8
Other noncurrent liabilities	247.3	8.8	168.8	(151.7)	273.2
Other noncurrent liabilities from discontinued operations	—	31.2	—	—	31.2
Intercompany payables	211.0	—	128.1	(339.1)	—
Total liabilities	2,047.4	205.8	570.2	(490.8)	2,332.6
Shareowners’ (deficit) equity	(599.0)	550.7	632.7	(1,184.0)	(599.6)
Total liabilities and shareowners’ equity (deficit)	$1,448.4	$756.5	$1,202.9	$(1,674.8)	$1,733.0

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9
Receivables, net	2.6	6.1	159.8	—	168.5
Other current assets	4.7	69.9	33.1	(1.2)	106.5
Other current assets from discontinued operations	—	4.7	—	—	4.7
Total current assets	63.5	80.9	194.4	(1.2)	337.6
Property, plant and equipment, net	0.2	50.8	764.4	—	815.4
Investment in CyrusOne	—	273.6	—	—	273.6
Goodwill and intangibles, net	—	12.7	2.2	—	14.9
Investments in and advances to subsidiaries	1,061.2	393.1	209.3	(1,663.6)	—
Other noncurrent assets	294.2	191.6	3.8	(155.0)	334.6
Other noncurrent assets from discontinued operations	—	44.6	—	—	44.6
Total assets	$1,419.1	$1,047.3	$1,174.1	$(1,819.8)	$1,820.7

Current portion of long-term debt	$5.4	$2.3	$3.9	$—	$11.6
Accounts payable	1.0	76.2	54.8	—	132.0
Other current liabilities	52.3	23.5	49.3	0.1	125.2
Other current liabilities from discontinued operations	—	142.0	—	—	142.0
Total current liabilities	58.7	244.0	108.0	0.1	410.8
Long-term debt, less current portion	1,526.1	2.9	160.4	—	1,689.4
Other noncurrent liabilities	254.1	4.6	164.0	(156.4)	266.3
Other noncurrent liabilities from discontinued operations	—	102.7	—	—	102.7
Intercompany payables	228.5	—	131.9	(360.4)	—
Total liabilities	2,067.4	354.2	564.3	(516.7)	2,469.2
Shareowners’ (deficit) equity	(648.3)	693.1	609.8	(1,303.1)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,419.1	$1,047.3	$1,174.1	$(1,819.8)	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(23.5)	$(19.2)	$49.0	$—	$6.3
Capital expenditures	—	(6.1)	(51.8)	—	(57.9)
Dividends received from CyrusOne	—	6.0	—	—	6.0
Distributions received from subsidiaries	2.7	—	—	(2.7)	—
Funding between Parent and subsidiaries, net	—	20.4	7.2	(27.6)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.6	20.3	(44.6)	(30.3)	(52.0)
Funding between Parent and subsidiaries, net	(20.4)	—	(7.2)	27.6	—
Distributions paid to Parent	—	—	(2.7)	2.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	7.5	—	7.5
Repayment of debt	(1.3)	(1.0)	(1.0)	—	(3.3)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	(24.7)	(1.0)	(3.4)	30.3	1.2
Increase (decrease) in cash and cash equivalents	(45.6)	0.1	1.0	—	(44.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$10.6	$0.3	$2.5	$—	$13.4

	Three Months Ended March 31, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(28.2)	$25.6	$40.4	$—	$37.8
Capital expenditures	—	(11.7)	(22.6)	—	(34.3)
Proceeds from sale of assets	—	—	1.9	—	1.9
Dividends received from CyrusOne	—	7.1	—	—	7.1
Cash flows provided by (used in) investing activities	—	(4.6)	(20.7)	—	(25.3)
Funding between Parent and subsidiaries, net	35.4	(19.5)	(15.9)	—	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(2.5)	—	(1.6)	—	(4.1)
Repayment of debt	(1.3)	(0.7)	(3.2)	—	(5.2)
Proceeds from exercise of options and warrants	0.6	—	—	—	0.6
Other financing activities	(4.2)	—	—	—	(4.2)
Cash flows provided by (used in) financing activities	28.0	(20.2)	(20.7)	—	(12.9)
Increase (decrease) in cash and cash equivalents	(0.2)	0.8	(1.0)	—	(0.4)
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$1.9	$1.1	$1.2	$—	$4.2

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
The Company is a full-service regional provider of entertainment, data and voice communications services, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communication systems and end-to-end IT solutions.
Revenue for the first quarter of 2015 totaled $292.9 million, up 4% as strategic product growth more than offset legacy product declines. Revenue from our strategic products totaled $124.8 million in the first quarter of 2015, up 22% compared to the same period in 2014.
Operating income in the first quarter of 2015 was $37.1 million, down from the prior year due in large part to increased costs associated with accelerating the construction of our fiber network and costs absorbed as a result of winding down wireless operations. Payroll related costs were also up in the first quarter of 2015 due to rising healthcare costs, which increased $4.2 million compared to a year ago. In addition, we incurred restructuring charges and a loss on disposal of assets primarily the result of discontinuing our cyber-security product offering.
Net income for the quarter totaled $49.2 million, including Net income from discontinued operations (net of tax). As of March 31, 2015, there were no subscribers remaining on the wireless network and we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in our financial results during the first quarter of 2015. In addition, on April 1, 2015, we transferred certain other assets related to our wireless business to the purchaser, including leases to certain wireless towers and related equipment and other assets, which will result in a gain of approximately $16 million in the second quarter of 2015.

As of December 31, 2014, we operated three business segments: Entertainment and Communications (formerly known as "Wireline"), IT Services and Hardware and Wireless. As a result of no longer providing wireless service, certain assets, liabilities and results of operations primarily associated with the wireless business are now reported within discontinued operations, including a recast of prior period results. As of March 31, 2015, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.

Form 10-Q Part I	Cincinnati Bell Inc.

On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. As of March 31, 2015, we held approximately 1.9 million shares of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 26.6 million of its partnership units. We effectively own approximately 43% of CyrusOne through our ownership of its common stock and partnership units of CyrusOne LP. We account for our ownership in CyrusOne as an equity method investment. On April 7, 2015, we consummated the sale of 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit for proceeds totaling $426.0 million. Also on April 7, 2015, the Company notified its trustee of its election to redeem all of the $300.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 102.188% on May 7, 2015.

A tentative agreement was reached on January 23, 2015 with the Communications Workers of America (“CWA”) and was ratified by local members of the union on February 27, 2015. The new agreement will be in effect through May 2018.
Consolidated Results of Operations
Service revenue was $229.8 million during the three months ended March 31, 2015, up 4% compared to the prior year. Strong demand for strategic products resulted in an additional $2.2 million of Entertainment and Communications service revenue compared to the same period a year ago. IT Services and Hardware service revenue was up $6.8 million primarily due to sales to our largest customer, which is a Fortune 10 industrial products provider.
Product revenue totaled $63.1 million in the three months ended March 31, 2015, a $1.7 million increase compared to the same period in 2014. Entertainment and Communications equipment sales were up $2.2 million due primarily to sales generated through an agreement with Verizon Wireless to sell their products and services at our retail locations. Increased sales were partially offset by lower telecommunications and IT hardware revenue of $0.5 million
Cost of services was $113.6 million in the three months ended March 31, 2015, up $16.4 million compared to 2014 due to the growth in our strategic products. Entertainment and Communications and IT Services costs were up $9.6 million and $6.8 million, respectively.
Cost of products sold was $52.6 million in the three months ended March 31, 2015 compared to $53.5 million in the same period in 2014. The decrease in 2015 primarily reflects decreased sales of telecommunications and IT hardware, which drove a $2.4 million decrease in cost of products sold. This decrease was partially offset by increased Entertainment and Communications cost of products of $1.5 million primarily related to sales generated through an agreement with Verizon Wireless to sell their products and services at our retail locations.
Selling, general and administrative (“SG&A”) expenses were $52.2 million in the three months ended March 31, 2015, up 6%, compared to a year ago. IT Services and Hardware SG&A expenses were up $1.4 million primarily due to an increase in commissions associated with increased revenue and increased employee benefits. Entertainment and Communications SG&A costs were up $2.4 million in the first quarter of 2015 primarily due to an increased sales force and higher marketing costs to support the expansion of our fiber network. These increases were partially offset by a $0.9 million decrease in Corporate costs.
Depreciation and amortization totaled $32.6 million in the three months ended March 31, 2015, up $1.5 million from the same period in 2014. Depreciation and amortization increased compared to the prior year due to new assets placed in service as we expand our fiber network and increasing capital spend to support our managed service business.
Restructuring charges incurred during the first three months of 2015 totaled $3.4 million and were primarily related to employee severance charges associated with the on-going process of integrating each segment's business markets team and severance charges as a result of discontinuing our cyber-security product offering. Other charges totaling $1.2 million were for project costs associated with our business markets integration initiative.
We also recorded a loss on sale or disposal of our cyber-security assets totaling $1.4 million during the first quarter of 2015.
Transaction costs of $0.7 million were incurred by the Corporate segment in the first quarter of 2014 for legal fees associated with the sale of our wireless assets.
Interest expense was $32.7 million in the three months ended March 31, 2015 compared to $38.8 million in the same period of 2014. The decrease was primarily due to the Company redeeming $325.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption price of 104.375% in the third quarter of 2014. We also redeemed $22.7 million outstanding 8 3/8% Senior Notes due 2020 at par in the fourth quarter of 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Loss on CyrusOne equity method investment of $3.1 million in the three months ended March 31, 2015 represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is recorded on the equity method. In the first quarter of 2014, there was income of $0.5 million related to the Company's share of CyrusOne's net profit.
Income tax expense for the three months ended March 31, 2015 was $0.6 million compared to $6.5 million in the same period in 2014. The decrease in tax expense was due primarily to lower pre-tax income for continuing operations. For 2015, the Company expects its effective tax rate to be higher than statutory rates. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2015.
For the three months ended March 31, 2015, Net income from discontinued operations (net of tax) totaled $48.9 million compared to income of $1.1 million in the prior year. In the first quarter of 2015, we recognized the $112.6 million gain on the sale of our wireless spectrum that was previously deferred. This gain was partially offset by an operating loss of $37.4 million as our Wireless operations continued to incur costs during the wind down of the business.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment (formerly known as "Wireline") provides products and services such as data transport, high-speed internet, entertainment, local voice, long distance, VoIP, and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the Incumbent Local Exchange Carrier (ILEC) for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

	Three Months Ended March 31, 2015
(dollars in millions)	2015	2014	Change	% Change
Revenue:
Data	$87.3	$83.0	$4.3	5%
Voice - local service	47.4	53.1	(5.7)	(11)%
Long distance and VoIP	27.2	26.9	0.3	1%
Entertainment	21.5	17.0	4.5	26%
Other	4.7	3.6	1.1	31%
Total revenue	188.1	183.6	4.5	2%
Operating costs and expenses:
Cost of services and products	81.5	71.6	9.9	14%
Selling, general and administrative	35.0	32.2	2.8	9%
Depreciation and amortization	29.5	28.1	1.4	5%
Restructuring charges	0.8	—	0.8	n/m
Gain on sale or disposal of assets	—	(0.1)	0.1	n/m
Total operating costs and expenses	146.8	131.8	15.0	11%
Operating income	$41.3	$51.8	$(10.5)	(20)%
Operating margin	22.0%	28.2%		(6.2)	pts
Capital expenditures	$54.0	$26.2	$27.8	n/m
Metrics information (in thousands):
Fioptics units passed	357.6	288.0	69.6	24%
Internet subscribers:
DSL	149.6	178.4	(28.8)	(16)%
Fioptics	123.1	91.6	31.5	34%
Total internet subscribers	272.7	270.0	2.7	1%
Fioptics video subscribers	95.8	77.5	18.3	24%
Local access lines	468.2	518.8	(50.6)	(10)%
Long distance lines	355.5	386.9	(31.4)	(8)%

Revenue
Data revenue consists of Fioptics and DSL internet access, data transport and interconnection services. Data revenue was up due primarily to a $7.5 million increase in strategic data revenue, which totaled $42.6 million for the first quarter of 2015. Revenue from Fioptics internet services increased to $15.2 million in 2015, up from $9.6 million in the prior year due to a 34% increase in subscribers and a 16% increase in ARPU. Strategic business revenue totaled $26.7 million, including Fioptics business revenue of $1.1 million, up 8% compared to the prior year. Legacy data revenue was $44.7 million in 2015, down $3.2 million compared to the prior year primarily due to a 16% decline in our legacy DSL customers.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Voice local service revenue includes local service, digital trunking, switched access and information services and other value-added services such as caller identification, voicemail, call waiting and call return. Legacy voice service revenue was $40.2 million in 2015, down $6.7 million compared to 2014. The decrease in revenue is primarily due to fewer local access lines compared to a year ago, as we continue to lose access lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service and customers electing to use service from other providers. These decreases were partially offset by a $1.2 million increase in strategic voice service, which totaled $5.7 million in the quarter. Fioptics voice subscribers equaled 64,700 as of the end of the quarter, up 24% compared to a year ago. Integration voice revenue totaled $1.5 million in 2015, down $0.2 million compared to the prior year.

Long distance and VoIP revenue was up slightly compared to a year ago as strategic revenue growth offset legacy declines. Strategic revenue was $15.8 million in 2015, up $2.0 million compared to the prior year, due largely to growth in VoIP services. Legacy revenue was $10.9 million in 2015, a decrease of $1.4 million compared to 2014, due largely to an 8% decrease in long distance as customers migrate to VoIP or wireless services. Integration revenue was down $0.3 million, totaling $0.5 million in 2015.

Entertainment revenue increased primarily due to Fioptics video subscriber growth. As of March 31, 2015, the segment had 95,800 Fioptics video subscribers, up 24% compared to a year ago. The Company continues to expand its Fioptics service area as there is a strong consumer demand for this service.

Other revenue was up due to an agreement to sell Verizon products and services at our retail locations beginning in the fourth quarter of 2014. Revenue from the agreement totaled $2.3 million and was partially offset by lower revenue from wiring projects.

Costs and Expenses
Cost of services and products was up compared to a year ago due to several factors. Video content costs increased by $3.3 million compared to the prior year due to an increase in the number of Fioptics subscribers and higher programming rates. Other materials and supplies expense was also up $1.6 million to support the growth in Fioptics. Payroll expenses were up $3.1 million primarily due to increased headcount associated with accelerating the expansion of our fiber network and increases in health care costs. Cost of services and products associated with selling Verizon handsets and services was $1.9 million for the three months ended March 31, 2015.

SG&A expenses were $35.0 million in the three months ended March 31, 2015, an increase of $2.8 million compared to the same period in 2014. The increase is due to an increased sales force and higher marketing costs to support the Fioptics acceleration.

Depreciation and amortization increased due to assets placed in service in connection with the expansion of our Fioptics network.

Restructuring charges for the three months ended March 31, 2015 were related to consulting costs and employee severance as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments.

Capital Expenditures

Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks and to maintain our fiber and copper networks. Capital expenditures increased during the first quarter of 2015 due to accelerating the build-out of our fiber network. We invested a total of $35.2 million in Fioptics during the first quarter of 2015, including $16.6 million for construction costs. In the quarter, we passed an additional 22,600 addresses, compared to passing 12,000 addresses in the first quarter of 2014. Installation costs were $5.0 million for the quarter and $13.6 million was invested to increase our core network capacity. As of March 31, 2015, the Company is able to provide its Fioptics services to 357,600 residential and business addresses, an increase of 24% compared to 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, IT and telephony equipment sales, and professional IT staffing services. These services and products are provided in multiple geographic areas including locations in the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the services provided by the Entertainment and Communications segment, the IT Services and Hardware segment provides end-to-end IT and telecommunications solutions designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended March 31, 2015
(dollars in millions)	2015	2014	Change	% Change
Revenue:
Telecom and IT equipment distribution	$65.3	$67.9	$(2.6)	(4)%
Managed and professional services	42.3	34.0	8.3	24%
Total revenue	107.6	101.9	5.7	6%
Operating costs and expenses:
Cost of services and products	86.4	81.7	4.7	6%
Selling, general and administrative	13.4	12.0	1.4	12%
Depreciation and amortization	3.1	2.8	0.3	11%
Loss on sale or disposal of assets	1.4	—	1.4	n/m
Restructuring charges	2.2	—	2.2	n/m
Total operating costs and expenses	106.5	96.5	10.0	10%
Operating income	$1.1	$5.4	$(4.3)	(80)%
Operating margin	1.0%	5.3%		(4.3)	pts
Capital expenditures	$3.9	$2.5	$1.4	56%

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
Strategic managed and professional services revenue totaled $40.7 million for the three months ended March 31, 2015, up $7.8 million from the prior year primarily due to a 36% increase in services provided to our largest customer, which is a Fortune 10 industrial products provider. Integration revenue totaled $66.9 million, down $2.1 million from 2014. The decrease is primarily due to decreased hardware sales and lower maintenance and installation revenue reflecting the cyclical fluctuation in capital spending by our enterprise customers which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions.
Costs and Expenses
Cost of services and products payroll related expenses were up $5.0 million and contractor and software development costs were up $1.8 million from the prior year to support the growth in managed services. These increases were primarily offset by costs associated with lower equipment sales.
SG&A payroll related expenses increased $1.0 million from a year ago, largely due to increased sales commissions associated with revenue growth as well as increased employee benefits. The remaining increase was primarily driven by increased operating taxes and software development costs.
Restructuring charges in the quarter consisted of $2.0 million of employee severance charges primarily associated with discontinuing our advanced cyber-security product offering. In addition, we abandoned certain office space in Canada resulting in a $0.2 million restructuring charge. We also recognized a $1.4 million loss on sale or disposal of our cyber-security assets.

Form 10-Q Part I	Cincinnati Bell Inc.

Capital Expenditures
Capital expenditures increased during the three months ended March 31, 2015 to support additional managed service revenue growth.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2015, the Company had $1,761.4 million of outstanding indebtedness and an accumulated deficit of $3,138.7 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $6.3 million and $37.8 million of cash flows from operations during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had $232.4 million of short-term liquidity, comprised of $13.4 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $69.0 million available under the Receivables Facility.
As of March 31, 2015, the Company had $26.7 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $102.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2015. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.

As of March 31, 2015, we effectively owned 43% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 26.6 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP. On April 7, 2015, we consummated the sale of 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit, generating proceeds of $426.0 million. After completion of the sale, we effectively own 22% of CyrusOne, which is held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 12.3 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP. Effective with the consummation of the sale, an Incremental Assumption Agreement to the Corporate Credit Agreement also became effective, and increased the revolving credit facility to $175.0 million.

We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds from any sales of CyrusOne towards debt repayments, subject to terms and conditions of the agreement.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2015 totaled $6.3 million, a decrease of $31.5 million compared to the same period in 2014. This decrease is primarily due to the Company's wireless operations generating $9.8 million of cash from operations in 2014, compared to using $13.0 million of cash in 2015. The remaining decrease is due to higher usage of working capital, primarily associated with expanding our fiber network. These decreases were partially offset by lower interest payments compared to the prior year.

Cash flows used in investing activities during the three months ended March 31, 2015 were $52.0 million, an increase of $26.7 million compared to the same period in 2014. This increase was largely driven by a $23.6 million increase in capital expenditures in 2015, due primarily to the acceleration of our fiber investment and first quarter 2014 capital expenditures totaling $5.6 million related to discontinued operations. Dividends received from CyrusOne in the first quarter of 2015 totaled $6.0 million, down $1.1 million compared to the same period in 2014. Proceeds from the sale of assets totaled $1.9 million in the first quarter of 2014, with no proceeds being received in the first quarter of 2015.

Cash flows provided by financing activities during the three months ended March 31, 2015 were $1.2 million, compared to cash used by financing activities of $12.9 million during the same period in 2014. In the first quarter of 2015, we borrowed $7.5 million on the Corporate Credit Agreement and Receivables Facility, as opposed to repaying $4.1 million of the outstanding balances in the same period in 2014. In addition, debt repayments totaled $3.3 million in the current quarter, a decrease of $1.9 million from the prior year.

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

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the revolving facility, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended March 31, 2015:

(dollars in millions)
Consolidated Total Leverage Ratio	5.42
Maximum ratio permitted for compliance	7.00
Consolidated Funded Indebtedness additional availability	$515.7
Consolidated EBITDA clearance over compliance threshold	$73.7

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on September 10, 2013.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of March 31, 2015.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.

The Corporate Credit Agreement was modified to provide that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement provides that 85% of proceeds from a CyrusOne monetization are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also affected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of March 31, 2015, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company has access to the restricted payments basket which was approximately $600 million as of March 31, 2015.

Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares in the first quarter of 2015. As of March 31, 2015, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2014 for a complete description of regulatory matters.
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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2014 for a complete description of future operating trends for our business.
Wireless
On September 30, 2014 the transaction to sell our wireless spectrum licenses closed and we received cash proceeds of $194.4 million. Subsequent to that date, we continued to operate the business while we worked to migrate our subscribers off the network. As of March 31, 2015, no subscribers remained on the network and we ceased wireless operations. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized as Net income from discontinued operations (net of tax) in our Condensed Consolidated Statements of Operations results during the three months ended March 31, 2015. On April 1, 2015, we transferred to the acquiring company certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, which will result in a gain of approximately $16 million in the second quarter of 2015. As a result of no longer providing wireless service, certain assets, liabilities and results of operations associated with our wireless operations are now being reported as discontinued operations.

Form 10-Q Part I	Cincinnati Bell Inc.

Certain capital lease and retirement obligations were reported as liabilities from discontinued operations as of December 31, 2014 as we continued to operate the wireless business at that time. The following capital lease and asset retirement obligations will be retained by the Company and have not been included in liabilities from discontinued operations at March 31, 2015:

	Continuing Operations	Discontinued Operations
	As of March 31, 2015	As of December 31, 2014
(dollars in millions)
Current portion of long-term debt	$1.1	$1.1
Long-term debt, less current portion	53.4	57.0
Other non-current liabilities	10.9	7.5
Total liabilities	$65.4	$65.6

Form 10-Q Part I	Cincinnati Bell Inc.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying condensed consolidated financial statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2014. Updates to our critical accounting policies are described below:
Discontinued Operations - The closing of our wireless operations represents a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations will be reported as discontinued operations in our financial statements. Accordingly, the Company has recast its prior period results to be comparable with the current discontinued operations presentation with the exception of the Condensed Consolidated Statements of Cash Flows. See Note 2 for all required disclosures.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. With the exception of Accounting Standard Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2015. ASU 2014-08 was effective on January 1, 2015 and applicable to our wireless operations, which qualified for discontinued operations as of March 31, 2015. For full discussion of discontinued operations and required disclosures reference Note 2 of the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a description of the Company's market risks. The Company's market risks have not materially changed since the end of the last fiscal year.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2015 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a comprehensive listing of the Company’s risk factors. There are no material changes for the period ending March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2015, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the quarter ended March 31, 2015.

Item 3.    Default Upon Senior Securities
None.

Item 4.    Mine Safety Disclosure
None.

Item 5.    Other Information
No reportable items.

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
(10.1)
Incremental Assumption Agreement dated April 6, 2015 among Cincinnati Bell Inc. an Ohio corporation, the subsidiary guarantors thereto, Bank of America, N.A., and the additional lenders thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 6, 2015, File No. 1-8519).

(10.2)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015 (Exhibit 10.50 to Annual Report of Form 10-K for the year ended December 31, 2014, File No. 1-8519)

(10.3)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson dated as of January 1, 2015 (Exhibit 10.51 to Annual Report of Form 10-K for the year ended December 31, 2014, File No. 1-8519)

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

Cincinnati Bell Inc.

Date:	May 8, 2015	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	May 8, 2015	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer