Form 10-Q
period 2015-09-30
CINCINNATI BELL INC
filed 2015-11-05
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2015, there were 209,866,805 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue
Services	$234.3	$223.7	$693.5	$666.3
Products	65.5	77.7	185.0	200.3
Total revenue	299.8	301.4	878.5	866.6
Costs and expenses
Cost of services, excluding items below	120.0	106.6	348.0	303.2
Cost of products sold, excluding items below	55.6	62.9	156.0	171.1
Selling, general and administrative, excluding items below	52.5	52.9	161.7	151.7
Depreciation and amortization	35.8	32.3	102.4	94.4
Restructuring charges (reversals)	0.3	(1.3)	6.0	(0.1)
(Gain) loss on sale or disposal of assets, net	(1.4)	—	0.3	(0.1)
Curtailment loss	—	—	0.3	—
Transaction costs	0.8	0.2	0.8	0.9
Total operating costs and expenses	263.6	253.6	775.5	721.1
Operating income	36.2	47.8	103.0	145.5
Interest expense	21.5	34.7	82.2	113.0
Loss on extinguishment of debt	7.8	19.4	21.3	19.4
Loss from CyrusOne equity method investment	0.8	—	5.2	1.9
Gain on sale of CyrusOne equity method investment	(117.7)	—	(412.9)	(192.8)
Other expense (income), net	0.4	—	0.8	(1.2)
Income (loss) from continuing operations before income taxes	123.4	(6.3)	406.4	205.2
Income tax expense	44.1	1.2	146.1	83.1
Income (loss) from continuing operations	79.3	(7.5)	260.3	122.1
Income (loss) from discontinued operations, net of tax	1.0	(19.8)	60.8	(28.2)
Net income (loss)	80.3	(27.3)	321.1	93.9
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income (loss) applicable to common shareowners	$77.7	$(29.9)	$313.3	$86.1
Basic net earnings (loss) per common share
Basic earnings (loss) per common share from continuing operations	$0.37	$(0.05)	$1.21	$0.55
Basic earnings (loss) per common share from discontinued operations	$—	$(0.09)	$0.29	$(0.14)
Basic net earnings (loss) per common share	$0.37	$(0.14)	$1.50	$0.41
Diluted net earnings (loss) per common share
Diluted earnings (loss) per common share from continuing operations	$0.37	$(0.05)	$1.20	$0.55
Diluted earnings (loss) per common share from discontinued operations	$—	$(0.09)	$0.29	$(0.14)
Diluted net earnings (loss) per common share	$0.37	$(0.14)	$1.49	$0.41

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$80.3	$(27.3)	$321.1	$93.9
Other comprehensive income
Foreign currency translation loss	(0.3)	—	(0.4)	—
Defined benefit pension and postretirement plans
Net loss arising from remeasurement during the period, net of tax of $0.6	—	—	1.1	—
Amortization of prior service benefits, net of tax of ($1.3), ($1.4), ($4.1), ($4.2)	(2.6)	(2.4)	(7.4)	(7.2)
Amortization of net actuarial loss, net of tax of $2.3, $2.1, $8.5, $6.3	4.3	3.6	15.3	10.8
Reclassification adjustment for curtailment loss included in net income, net of tax of $0.1	—	—	0.2	—
Other comprehensive income	1.4	1.2	8.8	3.6
Total comprehensive income (loss)	$81.7	$(26.1)	$329.9	$97.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$25.4	$57.9
Receivables, less allowances of $10.9 and $12.4	160.2	160.8
Receivable from CyrusOne	3.4	7.7
Inventory, materials and supplies	22.3	25.0
Deferred income taxes, net	22.9	68.9
Prepaid expenses	13.8	10.8
Other current assets	3.3	1.8
Other current assets from discontinued operations	—	4.7
Total current assets	251.3	337.6
Property, plant and equipment, net	930.4	815.4
Investment in CyrusOne	68.8	273.6
Goodwill	14.4	14.4
Intangible assets, net	0.3	0.5
Deferred income taxes, net	168.2	300.7
Other noncurrent assets	26.8	33.9
Other noncurrent assets from discontinued operations	—	44.6
Total assets	$1,460.2	$1,820.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.4	$11.6
Accounts payable	144.6	131.6
Payable to CyrusOne	1.6	0.4
Unearned revenue and customer deposits	26.7	30.4
Accrued taxes	13.5	9.9
Accrued interest	24.1	22.1
Accrued payroll and benefits	32.9	37.0
Other current liabilities	22.2	25.8
Other current liabilities from discontinued operations	11.9	142.0
Total current liabilities	289.9	410.8
Long-term debt, less current portion	1,236.3	1,689.4
Pension and postretirement benefit obligations	215.9	240.1
Other noncurrent liabilities	41.4	26.2
Other noncurrent liabilities from discontinued operations	—	102.7
Total liabilities	1,783.5	2,469.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2015 and December 31, 2014; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 210,004,855 and 209,571,138 shares issued; 209,863,805 and 209,296,068 shares outstanding at September 30, 2015 and December 31, 2014	2.1	2.1
Additional paid-in capital	2,577.6	2,582.9
Accumulated deficit	(2,866.8)	(3,187.9)
Accumulated other comprehensive loss	(165.1)	(173.9)
Common shares in treasury, at cost	(0.5)	(1.1)
Total shareowners’ deficit	(323.3)	(648.5)
Total liabilities and shareowners’ deficit	$1,460.2	$1,820.7
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income	$321.1	$93.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	131.0	168.6
Loss on extinguishment of debt	21.3	19.4
Provision for loss on receivables	6.5	8.2
Loss from CyrusOne equity method investment	5.2	1.9
Gain on sale of CyrusOne equity method investment	(412.9)	(192.8)
Asset impairment	—	7.5
Noncash portion of interest expense	3.5	4.8
Deferred income tax provision	173.1	57.8
Pension and other postretirement payments in excess of expense	(9.9)	(22.4)
Stock-based compensation	3.1	2.5
Deferred gain on sale of Wireless spectrum licenses - discontinued operations	(112.6)	—
Amortization of deferred gain - discontinued operations	(6.5)	(16.5)
Loss (gain) on sale or disposal of assets, net	0.3	(0.1)
Excess tax benefit for share based payments	(0.1)	(0.1)
Gain on transfer of lease obligations - discontinued operations	(15.9)	—
Other, net	(2.1)	(1.1)
Changes in operating assets and liabilities:
Increase in receivables	(5.9)	(35.9)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(0.3)	(2.7)
Increase in accounts payable	8.8	19.5
(Decrease) increase in accrued and other current liabilities	(19.8)	13.8
Decrease in other noncurrent assets	1.8	1.3
Increase (decrease) in other noncurrent liabilities	5.0	(6.8)
Net cash provided by operating activities	94.7	120.8
Cash flows from investing activities
Capital expenditures	(205.7)	(121.1)
Dividends received from CyrusOne	19.5	22.4
Proceeds from sale of assets	0.6	2.0
Proceeds from sale of CyrusOne equity method investment	596.3	355.9
Proceeds from sale of Wireless spectrum licenses	—	194.4
Other, net	(0.2)	(5.7)
Net cash provided by investing activities	410.5	447.9
Cash flows from financing activities
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(19.2)	(33.8)
Repayment of debt	(509.8)	(350.6)
Debt issuance costs	(0.4)	—
Dividends paid on preferred stock	(7.8)	(7.8)
Proceeds from exercise of options and warrants	—	1.2
Excess tax benefit for share based payments	0.1	0.1
Other, net	(0.6)	(0.9)
Net cash used in financing activities	(537.7)	(391.8)
Net (decrease) increase in cash and cash equivalents	(32.5)	176.9
Cash and cash equivalents at beginning of period	57.9	4.6
Cash and cash equivalents at end of period	$25.4	$181.5

Form 10-Q Part I	Cincinnati Bell Inc.

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$2.7	$6.0
Acquisition of property by assuming debt and other noncurrent liabilities	$4.3	$0.6
Acquisition of property on account	$29.3	$42.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") is a full-service regional provider of entertainment, data and voice communications services over copper and fiber networks, a provider of managed and professional information technology services, and a reseller of information technology ("IT") and telephony equipment. In addition, enterprise customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, for efficient, scalable communications systems and end-to-end IT solutions. As of September 30, 2015, we operate our business through the following segments: Entertainment and Communications (formerly known as "Wireline") and IT Services and Hardware.
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
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. On April 7, 2015, we sold 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit for proceeds of $426.0 million. On July 1, 2015, we sold 6.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $28.41 per unit for proceeds of $170.3 million. As of September 30, 2015, we effectively owned 11% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 6.3 million economically equivalent partnership units in CyrusOne LP. We account for this investment using the equity method.
In conjunction with the ratification of the agreement with the Communications Workers of America ("CWA") in February 2015, the remaining bargained pension plan credits were frozen effective May 1, 2015 resulting in an actuarial remeasurement of the pension plan as of that date. Refer to Note 8 for additional details.

The Company has receivables with one Fortune 10 industrial customer that makes up 22% and 26% of the outstanding accounts receivable balance at September 30, 2015 and December 31, 2014, respectively. This same customer represented 12% of consolidated revenue for the three and nine months ended September 30, 2015 and represented 18% and 16% of consolidated revenue for the three and nine months ended September 30, 2014, respectively.

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
The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Equity Method Investments — Effective January 24, 2013, the completion date of CyrusOne's IPO, our ownership in CyrusOne is accounted for as an equity method investment. From that date, we recognize our proportionate share of CyrusOne's net income or loss as non-operating (income) loss in our Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2015, the Company received cash dividends from CyrusOne totaling $4.5 million and $19.5 million, respectively. For the three and nine months ended September 30, 2014, the Company received cash dividends from CyrusOne totaling $6.0 million and $22.4 million, respectively. Dividends from CyrusOne are recognized as a reduction of the cost of our investment.
During the second quarter of 2014, we invested a total of $5.5 million in other entities, which are accounted for as equity method investments, and the carrying value has been recorded in "Other noncurrent assets" in the Condensed Consolidated Balance Sheets. The Company's proportionate share of their respective net income (loss) is recorded in "Other expense (income), net" in the Condensed Consolidated Statement of Operations.
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
Recently Issued Accounting Standards — In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, which amends Accounting Standard Codification ("ASC") 350-40 to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The standard will be effective on January 1, 2016 and can be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company plans to prospectively adopt this standard and estimates an immaterial impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements. The amendments in this update require companies to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to record amortization of the costs as interest expense. The standard will be effective on January 1, 2016 and will be applied retrospectively for prior periods. The Company estimates approximately $10 million of debt issuance costs will be reclassified from "Other non-current assets" to "Long term debt, less current portion" on the Condensed Consolidated Balance Sheets on the date of adoption. The adoption is not expected to impact the Condensed Consolidated Statement of Operations.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August of 2015, ASU 2015-14 was issued deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with an optional early application date for annual reporting periods beginning after December 15, 2016. The Company has elected to adopt the standard in the first quarter of the fiscal year ending December 31, 2018. The Company is continuing to evaluate the impact of adoption of this ASU on the Company’s consolidated financial statements.
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

In the third quarter of 2015, we released $2.1 million from the current restructuring reserve as a result of finalizing negotiations on certain contractual obligations and operating lease agreements.

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless financial results for the three and nine months ended September 30, 2015 and 2014 reported as Income (loss) from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2015	2014	2015	2014
Revenue	$—	$30.1	$4.4	$116.0
Costs and expenses
Cost of products and services	—	13.7	12.0	53.2
Selling, general and administrative	—	4.9	2.2	16.3
Depreciation and amortization expense	—	29.1	28.6	74.2
Restructuring (reversals) charges	(2.1)	10.3	4.3	15.5
Asset impairment	—	7.5	—	7.5
Transaction costs	—	2.8	—	2.8
Amortization of deferred gain	—	(6.4)	(6.5)	(16.5)
Total operating costs and expenses	(2.1)	61.9	40.6	153.0
Operating income (loss)	2.1	(31.8)	(36.2)	(37.0)
Interest expense (income)	—	1.1	(1.7)	3.8
Other (income) expense	(0.1)	(0.2)	(0.2)	1.7
Gain on transfer of tower lease obligations and other assets	—	—	15.9	—
Gain on sale of wireless spectrum licenses	—	—	112.6	—
Income (loss) before income taxes	2.2	(32.7)	94.2	(42.5)
Income tax expense (benefit)	1.2	(12.9)	33.4	(14.3)
Income (loss) from discontinued operations	$1.0	$(19.8)	$60.8	$(28.2)

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless assets and liabilities presented as discontinued operations as of September 30, 2015 and December 31, 2014 are as follows:

(dollars in millions)	September 30, 2015	December 31, 2014
Current assets
Prepaid rent - spectrum license	$—	$3.2
Other current assets	—	1.5
Total current assets from discontinued operations	—	4.7
Property, plant and equipment	—	44.1
Other noncurrent assets	—	0.5
Total noncurrent assets from discontinued operations	—	44.6
Total assets from discontinued operations	$—	$49.3

Current liabilities
Current portion of long-term debt	$—	$1.6
Accounts payable	0.2	5.0
Restructuring liability	8.9	15.4
Deferred gain on sale of wireless spectrum licenses	—	112.6
Other current liabilities	2.8	7.4
Total current liabilities from discontinued operations	11.9	142.0
Long-term debt, less current portion	—	81.6
Deferred gain on sale of towers	—	13.1
Other noncurrent liabilities	—	8.0
Total noncurrent liabilities from discontinued operations	—	102.7
Total liabilities from discontinued operations	$11.9	$244.7

Form 10-Q Part I	Cincinnati Bell Inc.

Certain capital lease and retirement obligations were reported as liabilities from discontinued operations as of December 31, 2014 as we continued to operate the wireless business at that time. The following capital lease and asset retirement obligations will be retained by the Company and have not been included in liabilities from discontinued operations at September 30, 2015:

	Continuing Operations	Discontinued Operations
	As of September 30, 2015	As of December 31, 2014
(dollars in millions)
Current portion of long-term debt	$1.2	$1.1
Long-term debt, less current portion	52.4	57.0
Other noncurrent liabilities	8.2	7.5
Total liabilities	$61.8	$65.6
Following is selected operating and investing cash flow activity from discontinued operations included in Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
(dollars in millions)	2015	2014
Depreciation and amortization	28.6	74.2
Impairment loss	—	7.5
Amortization of deferred gain on sale of towers	(6.5)	(16.5)
Non-cash spectrum lease	3.2	—
Deferred gain on sale of spectrum licenses	(112.6)	—
Gain on transfer of tower lease obligations and other assets	(15.9)	—
Restructuring payments	(11.2)	(1.0)
Capital expenditures	—	(6.5)
Proceeds from sale of wireless spectrum licenses	—	194.4

Form 10-Q Part I	Cincinnati Bell Inc.

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
In the second quarter of 2015, we sold 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit. The sale generated proceeds of $426.0 million and resulted in a gain of $295.2 million.
On July 1, 2015, we sold 6.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $28.41 per unit. The sale generated proceeds of $170.3 million and resulted in a gain of $117.7 million that was recognized in the third quarter of 2015.
As of September 30, 2015, we effectively owned 11% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 6.3 million economically equivalent partnership units in CyrusOne LP. We account for this investment using the equity method. As of September 30, 2015, the fair value of this investment was $269.0 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy. For the three and nine months ended September 30, 2015, our equity method share of CyrusOne's net loss was $0.8 million and $5.2 million, respectively. For the three months ended September 30, 2014, our equity method share of CyrusOne's net income was nominal. For the nine months ended September 30, 2014, our equity method share of CyrusOne's net loss was $1.9 million.
Summarized financial information for CyrusOne is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2015	2014	2015	2014
Revenue	$111.2	$84.8	$286.0	$244.0
Operating income	7.5	9.6	11.7	28.8
Net income (loss)	(5.3)	0.2	(19.0)	(2.7)

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

Form 10-Q Part I	Cincinnati Bell Inc.

Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2015	2014	2015	2014
Revenue:
Services provided to CyrusOne	$0.3	$0.4	$1.0	$1.3

Operating costs and expenses:
Charges for services provided by CyrusOne	2.6	2.2	7.6	6.8
Administrative services provided to CyrusOne	(0.1)	(0.1)	(0.3)	(0.3)
Total operating costs and expenses	$2.5	$2.1	$7.3	$6.5
Dividends of $4.5 million were received in the third quarter of 2015. Additionally, on August 5, 2015, CyrusOne declared dividends of $0.315 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on October 15, 2015 to holders of record as of September 25, 2015.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne. Under the terms of the agreement, CyrusOne will reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they filed a Texas Margin Tax return separate from the consolidated filing. The agreement will remain in effect until the Texas Margin Tax return for the period ending December 31, 2014 is filed. As of September 30, 2015 and December 31, 2014, the receivable related to this agreement totaled $0.7 million and $1.7 million, respectively. These balances are included in Receivable from CyrusOne.

At September 30, 2015 and December 31, 2014, amounts receivable from and payable to CyrusOne were as follows:

	September 30,	December 31,
(dollars in millions)	2015	2014
Accounts receivable	$0.7	$1.7
Dividends receivable	2.7	6.0
Receivable from CyrusOne	$3.4	$7.7

Accounts payable	$1.6	$0.4
Payable to CyrusOne	$1.6	$0.4

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$79.3	$1.0	$80.3	$(7.5)	$(19.8)	$(27.3)
Preferred stock dividends	2.6	—	2.6	2.6	—	2.6
Net income (loss) applicable to common shareowners - basic and diluted	$76.7	$1.0	$77.7	$(10.1)	$(19.8)	$(29.9)
Denominator:
Weighted average common shares outstanding - basic	209.8	209.8	209.8	208.7	208.7	208.7
Stock-based compensation arrangements	0.4	0.4	0.4	—	—	—
Weighted average common shares outstanding - diluted	210.2	210.2	210.2	208.7	208.7	208.7
Basic earnings (loss) per common share	$0.37	$—	$0.37	$(0.05)	$(0.09)	$(0.14)
Diluted earnings (loss) per common share	$0.37	$—	$0.37	$(0.05)	$(0.09)	$(0.14)

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$260.3	$60.8	$321.1	$122.1	$(28.2)	$93.9
Preferred stock dividends	7.8	—	7.8	7.8	—	7.8
Net income (loss) applicable to common shareowners - basic and diluted	$252.5	$60.8	$313.3	$114.3	$(28.2)	$86.1
Denominator:
Weighted average common shares outstanding - basic	209.5	209.5	209.5	208.4	208.4	208.4
Stock-based compensation arrangements	0.6	0.6	0.6	1.0	1.0	1.0
Weighted average common shares outstanding - diluted	210.1	210.1	210.1	209.4	209.4	209.4
Basic earnings (loss) per common share	$1.21	$0.29	$1.50	$0.55	$(0.14)	$0.41
Diluted earnings (loss) per common share	$1.20	$0.29	$1.49	$0.55	$(0.14)	$0.41

For the three and nine months ended September 30, 2015, awards under the Company's stock-based compensation plans for common shares of 3.6 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three months ended September 30, 2014, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the nine months ended September 30, 2014, awards under the Company's stock-based compensation plans for common shares of 3.3 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2015	December 31, 2014
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	7.0	6.2
Current portion of long-term debt	12.4	11.6
Long-term debt, less current portion:
Receivables facility	—	19.2
8 3/4% Senior Subordinated Notes due 2018	—	300.0
Corporate Credit Agreement - Tranche B Term Loan	523.8	527.8
8 3/8% Senior Notes due 2020	478.5	661.2
7 1/4% Senior Notes due 2023	40.0	40.0
Various Cincinnati Bell Telephone notes	134.5	134.5
Capital lease obligations and other debt	61.4	9.9
	1,238.2	1,692.6
Net unamortized discount	(1.9)	(3.2)
Long-term debt, less current portion	1,236.3	1,689.4
Total debt	$1,248.7	$1,701.0

The Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement on April 6, 2015. Effective with the sale of our 14.3 million CyrusOne LP operating partnership units on April 7, 2015, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term. There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $175.0 million available for borrowings as of September 30, 2015. This revolving credit facility expires in July 2017.

On June 1, 2015, the Company executed an amendment of its accounts receivable securitization facility (“Receivables Facility”). The amendment replaced, amended, and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 30, 2016, extend the facility's termination date to May 30, 2018, and include a Libor Market Index Rate floor of zero. As of September 30, 2015, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility, leaving $103.0 million remaining availability on the total borrowing capacity of $109.3 million. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

On May 7, 2015, the Company redeemed the remaining $300.0 million of its outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 102.188%. As a result, a loss on extinguishment of debt of $10.4 million was recorded in the second quarter of 2015. Additionally, during the second quarter of 2015, the Company redeemed $45.1 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 106.450% which resulted in recording a loss on extinguishment of debt of $3.1 million.

During the third quarter of 2015, the Company redeemed $137.6 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 105.242% which resulted in recording a loss on extinguishment of debt of $7.8 million.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2015 and December 31, 2014, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	September 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$68.8	$269.0	$273.6	$785.0
Long-term debt, including current portion*	1,181.1	1,173.3	1,686.1	1,717.4
*Excludes capital leases.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on September 30, 2015 and December 31, 2014. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2015 and December 31, 2014, which is considered Level 2 of the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

7.    Restructuring Charges
As of September 30, 2015, restructuring liabilities have been established for employee separations, lease abandonments and contract terminations. A summary of the activity in our restructuring liabilities is presented below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2014	$3.0	$1.8	$0.1	$4.9
Charges	2.2	—	1.2	3.4
Utilizations	(3.1)	(0.2)	(1.2)	(4.5)
Balance as of March 31, 2015	$2.1	$1.6	$0.1	$3.8
Charges	0.9	0.2	1.2	2.3
Utilizations	(1.5)	(0.8)	(1.2)	(3.5)
Balance as of June 30, 2015	$1.5	$1.0	$0.1	$2.6
Charges	0.2	0.1	—	0.3
Utilizations	(1.2)	(0.2)	—	(1.4)
Balance as of September 30, 2015	$0.5	$0.9	$0.1	$1.5
The Company made severance payments during the three and nine months ended September 30, 2015 pursuant to its written severance plan. Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019. Other represents project related expenses as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2014	$3.9	$0.3	$0.7	$4.9
Charges	0.8	2.2	0.4	3.4
Utilizations	(3.2)	(0.8)	(0.5)	(4.5)
Balance as of March 31, 2015	$1.5	$1.7	$0.6	$3.8
Charges	0.8	0.3	1.2	2.3
Utilizations	(1.1)	(0.8)	(1.6)	(3.5)
Balance as of June 30, 2015	$1.2	$1.2	$0.2	$2.6
Charges	—	0.3	—	0.3
Utilizations	(0.3)	(0.9)	(0.2)	(1.4)
Balance as of September 30, 2015	$0.9	$0.6	$—	$1.5
At September 30, 2015 and December 31, 2014, $1.2 million and $4.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” and $0.3 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets as of September 30, 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and nine months ended September 30, 2015 and 2014, approximately 12% and 10%, respectively, of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, we recognized a curtailment loss of $0.3 million in the three months ended June 30, 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of our pension liability of $1.7 million.
For the three and nine months ended September 30, 2015 and 2014, pension and postretirement benefit costs were as follows:

	Three Months Ended September 30,
	2015	2014	2015	2014
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$0.3	$0.1	$0.1
Interest cost on projected benefit obligation	4.8	5.2	0.8	1.0
Expected return on plan assets	(7.3)	(7.0)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(3.9)	(3.9)
Actuarial loss	5.2	4.3	1.4	1.4
Total amortization	5.2	4.4	(2.5)	(2.5)
Benefit costs	$2.7	$2.9	$(1.6)	$(1.4)

	Nine Months Ended September 30,
	2015	2014	2015	2014
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$0.3	$0.8	$0.2	$0.2
Interest cost on projected benefit obligation	14.3	15.7	2.5	3.0
Expected return on plan assets	(21.8)	(21.1)	—	—
Curtailment loss	0.3	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.2	(11.6)	(11.6)
Actuarial loss	19.7	13.0	4.1	4.1
Total amortization	19.8	13.2	(7.5)	(7.5)
Benefit costs	$12.9	$8.6	$(4.8)	$(4.3)

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income.

Contributions in 2015 to the Company’s pension and postretirement plans are expected to be approximately $20 million. For the nine months ended September 30, 2015, contributions to the pension plans were $11.9 million and contributions to the postretirement plan were $6.1 million.

9.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $0.1 million and $3.4 million, respectively, inclusive of $1.1 million and $0.2 million of mark-to-market gains on awards indexed to the Company's stock price. For the three and nine months ended September 30, 2014, the Company recognized stock-based compensation expense of $0.3 million and $2.9 million, respectively, which reflected $0.7 million and $0.5 million of mark-to-market gains on awards indexed to the Company's stock price. As of September 30, 2015, there was $12.8 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately two years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. At September 30, 2015 and 2014, the number of common shares deferred under these plans was 0.3 million and 0.5 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three months ended September 30, 2015, the Company recognized a benefit of $0.2 million. For the nine months ended September 30, 2015, the Company recognized nominal expense. The Company recognized a benefit of $0.6 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

10.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2015, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost	Foreign Currency Translation Loss	Total
Balance as of December 31, 2014	$(173.6)	$(0.3)	$(173.9)
Reclassifications, net (a)	8.1	—	8.1
Remeasurement of benefit obligations	1.1	—	1.1
Foreign currency loss	—	(0.4)	(0.4)
Balance as of September 30, 2015	$(164.4)	$(0.7)	$(165.1)
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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2015	2014	2015	2014
Revenue
Entertainment and Communications	$185.4	$184.0	$555.9	$552.3
IT Services and Hardware	117.0	120.0	330.9	323.5
Intersegment	(2.6)	(2.6)	(8.3)	(9.2)
Total revenue	$299.8	$301.4	$878.5	$866.6
Intersegment revenue
Entertainment and Communications	$0.2	$0.3	$0.9	$0.8
IT Services and Hardware	2.4	2.3	7.4	8.4
Total intersegment revenue	$2.6	$2.6	$8.3	$9.2
Operating income
Entertainment and Communications	$30.4	$43.0	$101.8	$144.4
IT Services and Hardware	8.2	8.1	15.5	16.3
Corporate	(2.4)	(3.3)	(14.3)	(15.2)
Total operating income	$36.2	$47.8	$103.0	$145.5
Expenditures for long-lived assets
Entertainment and Communications	$69.4	$41.8	$193.5	$106.1
IT Services and Hardware	3.8	3.5	12.1	8.5
Corporate	—	—	0.1	—
Total expenditures for long-lived assets	$73.2	$45.3	$205.7	$114.6
Depreciation and amortization
Entertainment and Communications	$32.6	$29.3	$93.1	$85.6
IT Services and Hardware	3.1	3.0	9.2	8.6
Corporate	0.1	—	0.1	0.2
Total depreciation and amortization	$35.8	$32.3	$102.4	$94.4

	September 30, 2015	December 31, 2014
Assets
Entertainment and Communications	$942.3	$833.2
IT Services and Hardware	68.6	61.4
Total assets from discontinued operations	—	49.3
Corporate and eliminations	449.3	876.8
Total assets	$1,460.2	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of September 30, 2015, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $134.5 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. During the nine months ended September 30, 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$164.5	$144.8	$(9.5)	$299.8
Operating costs and expenses	2.4	135.9	134.8	(9.5)	263.6
Operating income (loss)	(2.4)	28.6	10.0	—	36.2
Interest expense (income), net	25.3	—	(3.8)	—	21.5
Other expense (income), net	7.4	1.7	(117.8)	—	(108.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.1)	26.9	131.6	—	123.4
Income tax expense (benefit)	(12.1)	10.1	46.1	—	44.1
Equity in earnings of subsidiaries, net of tax	103.3	—	—	(103.3)	—
Income (loss) from continuing operations	80.3	16.8	85.5	(103.3)	79.3
Income (loss) from discontinued operations, net of tax	—	—	1.0	—	1.0
Net income (loss)	80.3	16.8	86.5	(103.3)	80.3
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$82.0	$16.8	$86.2	$(103.3)	$81.7

Net income (loss)	80.3	16.8	86.5	(103.3)	80.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$77.7	$16.8	$86.5	$(103.3)	$77.7

	Three Months Ended September 30, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$163.8	$146.8	$(9.2)	$301.4
Operating costs and expenses	3.3	122.1	137.4	(9.2)	253.6
Operating income (loss)	(3.3)	41.7	9.4	—	47.8
Interest expense (income), net	34.3	(1.3)	1.7	—	34.7
Other expense (income), net	19.0	1.6	(1.2)	—	19.4
Income (loss) before equity in earnings of subsidiaries and income taxes	(56.6)	41.4	8.9	—	(6.3)
Income tax expense (benefit)	(17.2)	15.2	3.2	—	1.2
Equity in earnings of subsidiaries, net of tax	12.1	—	—	(12.1)	—
Income (loss) from continuing operations	(27.3)	26.2	5.7	(12.1)	(7.5)
Income (loss) from discontinued operations, net of tax	—	—	(19.8)	—	(19.8)
Net income (loss)	(27.3)	26.2	(14.1)	(12.1)	(27.3)
Other comprehensive income (loss)	1.2	—	—	—	1.2
Total comprehensive income (loss)	$(26.1)	$26.2	$(14.1)	$(12.1)	$(26.1)

Net income (loss)	(27.3)	26.2	(14.1)	(12.1)	(27.3)
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$(29.9)	$26.2	$(14.1)	$(12.1)	$(29.9)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$493.6	$413.8	$(28.9)	$878.5
Operating costs and expenses	14.1	398.5	391.8	(28.9)	775.5
Operating income (loss)	(14.1)	95.1	22.0	—	103.0
Interest expense (income), net	87.6	(1.1)	(4.3)	—	82.2
Other expense (income), net	20.1	5.2	(410.9)	—	(385.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(121.8)	91.0	437.2	—	406.4
Income tax expense (benefit)	(41.8)	33.3	154.6	—	146.1
Equity in earnings of subsidiaries, net of tax	401.1	—	—	(401.1)	—
Income (loss) from continuing operations	321.1	57.7	282.6	(401.1)	260.3
Income (loss) from discontinued operations, net of tax	—	—	60.8	—	60.8
Net income (loss)	321.1	57.7	343.4	(401.1)	321.1
Other comprehensive income (loss)	9.2	—	(0.4)	—	8.8
Total comprehensive income (loss)	$330.3	$57.7	$343.0	$(401.1)	$329.9

Net income (loss)	321.1	57.7	343.4	(401.1)	321.1
Preferred stock dividends	7.8	—	—	—	7.8
Net income (loss) applicable to common shareowners	$313.3	$57.7	$343.4	$(401.1)	$313.3

	Nine Months Ended September 30, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$491.4	$404.5	$(29.3)	$866.6
Operating costs and expenses	15.0	352.4	383.0	(29.3)	721.1
Operating income (loss)	(15.0)	139.0	21.5	—	145.5
Interest expense (income), net	108.4	(3.1)	7.7	—	113.0
Other expense (income), net	18.2	5.5	(196.4)	—	(172.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(141.6)	136.6	210.2	—	205.2
Income tax expense (benefit)	(41.9)	50.0	75.0	—	83.1
Equity in earnings of subsidiaries, net of tax	193.6	—	—	(193.6)	—
Income (loss) from continuing operations	93.9	86.6	135.2	(193.6)	122.1
Income (loss) from discontinued operations, net of tax	—	—	(28.2)	—	(28.2)
Net income (loss)	93.9	86.6	107.0	(193.6)	93.9
Other comprehensive income (loss)	3.6	—	—	—	3.6
Total comprehensive income (loss)	$97.5	$86.6	$107.0	$(193.6)	$97.5

Net income (loss)	93.9	86.6	107.0	(193.6)	93.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income (loss) applicable to common shareowners	$86.1	$86.6	$107.0	$(193.6)	$86.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.1	$1.5	$1.8	$—	$25.4
Receivables, net	0.7	—	162.9	—	163.6
Other current assets	4.4	29.5	29.0	(0.6)	62.3
Total current assets	27.2	31.0	193.7	(0.6)	251.3
Property, plant and equipment, net	0.3	878.5	51.6	—	930.4
Investment in CyrusOne	—	—	68.8	—	68.8
Goodwill and intangibles, net	—	2.2	12.5	—	14.7
Investments in and advances to subsidiaries	916.5	191.5	593.1	(1,701.1)	—
Other noncurrent assets	233.5	4.0	112.0	(154.5)	195.0
Total assets	$1,177.5	$1,107.2	$1,031.7	$(1,856.2)	$1,460.2
Current portion of long-term debt	$5.4	$3.8	$3.2	$—	$12.4
Accounts payable	0.4	96.7	49.1	—	146.2
Other current liabilities	51.6	47.1	20.7	—	119.4
Other current liabilities from discontinued operations	—	—	11.9	—	11.9
Total current liabilities	57.4	147.6	84.9	—	289.9
Long-term debt, less current portion	1,040.7	141.8	53.8	—	1,236.3
Other noncurrent liabilities	227.9	175.3	9.2	(155.1)	257.3
Intercompany payables	174.1	—	—	(174.1)	—
Total liabilities	1,500.1	464.7	147.9	(329.2)	1,783.5
Shareowners’ (deficit) equity	(322.6)	642.5	883.8	(1,527.0)	(323.3)
Total liabilities and shareowners’ equity (deficit)	$1,177.5	$1,107.2	$1,031.7	$(1,856.2)	$1,460.2

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9
Receivables, net	2.6	1.0	164.9	—	168.5
Other current assets	4.7	29.3	73.7	(1.2)	106.5
Other current assets from discontinued operations	—	—	4.7	—	4.7
Total current assets	63.5	31.3	244.0	(1.2)	337.6
Property, plant and equipment, net	0.2	764.0	51.2	—	815.4
Investment in CyrusOne	—	—	273.6	—	273.6
Goodwill and intangibles, net	—	2.2	12.7	—	14.9
Investments in and advances to subsidiaries	1,066.1	220.8	260.5	(1,547.4)	—
Other noncurrent assets	294.2	4.9	190.5	(155.0)	334.6
Other noncurrent assets from discontinued operations	—	—	44.6	—	44.6
Total assets	$1,424.0	$1,023.2	$1,077.1	$(1,703.6)	$1,820.7
Current portion of long-term debt	$5.4	$3.9	$2.3	$—	$11.6
Accounts payable	1.0	73.8	57.2	—	132.0
Other current liabilities	52.3	52.8	20.0	0.1	125.2
Other current liabilities from discontinued operations	—	—	142.0	—	142.0
Total current liabilities	58.7	130.5	221.5	0.1	410.8
Long-term debt, less current portion	1,526.1	141.2	22.1	—	1,689.4
Other noncurrent liabilities	254.1	166.7	1.9	(156.4)	266.3
Other noncurrent liabilities from discontinued operations	—	—	102.7	—	102.7
Intercompany payables	233.4	—	—	(233.4)	—
Total liabilities	2,072.3	438.4	348.2	(389.7)	2,469.2
Shareowners’ (deficit) equity	(648.3)	584.8	728.9	(1,313.9)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,023.2	$1,077.1	$(1,703.6)	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(13.5)	$162.2	$(54.0)	$—	$94.7
Capital expenditures	(0.1)	(187.4)	(18.2)	—	(205.7)
Proceeds from sale of CyrusOne	—	—	596.3	—	596.3
Dividends received from CyrusOne	—	—	19.5	—	19.5
Proceeds from sale of assets	—	0.1	0.5	—	0.6
Distributions received from subsidiaries	8.7	—	—	(8.7)	—
Funding between Parent and subsidiaries, net	—	29.3	(528.7)	499.4	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	8.4	(158.0)	69.4	490.7	410.5
Funding between Parent and subsidiaries, net	482.9	—	16.5	(499.4)	—
Distributions paid to Parent	—	—	(8.7)	8.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(19.2)	—	(19.2)
Repayment of debt	(503.4)	(3.7)	(2.7)	—	(509.8)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(8.3)	—	—	—	(8.3)
Cash flows provided by (used in) financing activities	(29.0)	(3.7)	(14.3)	(490.7)	(537.7)
Increase (decrease) in cash and cash equivalents	(34.1)	0.5	1.1	—	(32.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$22.1	$1.5	$1.8	$—	$25.4

	Nine Months Ended September 30, 2014
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(16.4)	$163.4	$(26.2)	$—	$120.8
Capital expenditures	—	(96.5)	(24.6)	—	(121.1)
Proceeds from sale of CyrusOne	—	—	355.9	—	355.9
Dividends received from CyrusOne	—	—	22.4	—	22.4
Proceeds from sale of assets	—	0.2	196.2	—	196.4
Other investing activities	(0.2)	—	(5.5)	—	(5.7)
Cash flows provided by (used in) investing activities	(0.2)	(96.3)	544.4	—	447.9
Funding between Parent and subsidiaries, net	584.6	(64.7)	(519.9)	—	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	6.2	—	(33.8)
Repayment of debt	(343.3)	(3.0)	(4.3)	—	(350.6)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(8.9)	0.3	—	—	(8.6)
Cash flows provided by (used in) financing activities	193.6	(67.4)	(518.0)	—	(391.8)
Increase (decrease) in cash and cash equivalents	177.0	(0.3)	0.2	—	176.9
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$179.1	$1.5	$0.9	$—	$181.5

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of September 30, 2015, the Parent Company’s 8 3/8% Senior Notes due 2020 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC. During the nine months ended September 30, 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, Condensed Consolidating Balance Sheets as of September 30, 2015 and December 31, 2014, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$158.5	$150.8	$(9.5)	$299.8
Operating costs and expenses	2.4	148.0	122.7	(9.5)	263.6
Operating income (loss)	(2.4)	10.5	28.1	—	36.2
Interest expense (income), net	25.3	(4.2)	0.4	—	21.5
Other expense (income), net	7.4	(113.2)	(2.9)	—	(108.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.1)	127.9	30.6	—	123.4
Income tax expense (benefit)	(12.1)	44.7	11.5	—	44.1
Equity in earnings of subsidiaries, net of tax	103.3	—	—	(103.3)	—
Income (loss) from continuing operations	80.3	83.2	19.1	(103.3)	79.3
Income (loss) from discontinued operations, net of tax	—	1.0	—	—	1.0
Net income (loss)	80.3	84.2	19.1	(103.3)	80.3
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$82.0	$84.2	$18.8	$(103.3)	$81.7

Net income (loss)	80.3	84.2	19.1	(103.3)	80.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$77.7	$84.2	$19.1	$(103.3)	$77.7

	Three Months Ended September 30, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$160.1	$150.5	$(9.2)	$301.4
Operating costs and expenses	3.3	149.2	110.3	(9.2)	253.6
Operating income (loss)	(3.3)	10.9	40.2	—	47.8
Interest expense (income), net	34.3	1.3	(0.9)	—	34.7
Other expense (income), net	19.0	3.5	(3.1)	—	19.4
Income (loss) before equity in earnings of subsidiaries and income taxes	(56.6)	6.1	44.2	—	(6.3)
Income tax expense (benefit)	(17.2)	2.2	16.2	—	1.2
Equity in earnings of subsidiaries, net of tax	12.1	—	—	(12.1)	—
Income (loss) from continuing operations	(27.3)	3.9	28.0	(12.1)	(7.5)
Income (loss) from discontinued operations, net of tax	—	(19.8)	—	—	(19.8)
Net income (loss)	(27.3)	(15.9)	28.0	(12.1)	(27.3)
Other comprehensive income (loss)	1.2	—	—	—	1.2
Total comprehensive income (loss)	$(26.1)	$(15.9)	$28.0	$(12.1)	$(26.1)

Net income (loss)	(27.3)	(15.9)	28.0	(12.1)	(27.3)
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$(29.9)	$(15.9)	$28.0	$(12.1)	$(29.9)

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$462.1	$445.3	$(28.9)	$878.5
Operating costs and expenses	14.1	437.1	353.2	(28.9)	775.5
Operating income (loss)	(14.1)	25.0	92.1	—	103.0
Interest expense (income), net	87.6	(5.2)	(0.2)	—	82.2
Other expense (income), net	20.1	(398.0)	(7.7)	—	(385.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(121.8)	428.2	100.0	—	406.4
Income tax expense (benefit)	(41.8)	151.1	36.8	—	146.1
Equity in earnings of subsidiaries, net of tax	401.1	—	—	(401.1)	—
Income (loss) from continuing operations	321.1	277.1	63.2	(401.1)	260.3
Income (loss) from discontinued operations, net of tax	—	60.8	—	—	60.8
Net income (loss)	321.1	337.9	63.2	(401.1)	321.1
Other comprehensive income (loss)	9.2	—	(0.4)	—	8.8
Total comprehensive income (loss)	$330.3	$337.9	$62.8	$(401.1)	$329.9

Net income (loss)	321.1	337.9	63.2	(401.1)	321.1
Preferred stock dividends	7.8	—	—	—	7.8
Net income (loss) applicable to common shareowners	$313.3	$337.9	$63.2	$(401.1)	$313.3

	Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$444.5	$451.4	$(29.3)	$866.6
Operating costs and expenses	15.0	418.8	316.6	(29.3)	721.1
Operating income (loss)	(15.0)	25.7	134.8	—	145.5
Interest expense (income), net	108.4	6.5	(1.9)	—	113.0
Other expense (income), net	18.2	(181.3)	(9.6)	—	(172.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(141.6)	200.5	146.3	—	205.2
Income tax expense (benefit)	(41.9)	71.5	53.5	—	83.1
Equity in earnings of subsidiaries, net of tax	193.6	—	—	(193.6)	—
Income (loss) from continuing operations	93.9	129.0	92.8	(193.6)	122.1
Income (loss) from discontinued operations, net of tax	—	(28.2)	—	—	(28.2)
Net income (loss)	93.9	100.8	92.8	(193.6)	93.9
Other comprehensive income (loss)	3.6	—	—	—	3.6
Total comprehensive income (loss)	$97.5	$100.8	$92.8	$(193.6)	$97.5

Net income (loss)	93.9	100.8	92.8	(193.6)	93.9
Preferred stock dividends	7.8	—	—	—	7.8
Net income (loss) applicable to common shareowners	$86.1	$100.8	$92.8	$(193.6)	$86.1

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$22.1	$0.3	$3.0	$—	$25.4
Receivables, net	0.7	3.1	159.8	—	163.6
Other current assets	4.4	26.9	31.6	(0.6)	62.3
Total current assets	27.2	30.3	194.4	(0.6)	251.3
Property, plant and equipment, net	0.3	50.9	879.2	—	930.4
Investment in CyrusOne	—	68.8	—	—	68.8
Goodwill and intangibles, net	—	12.5	2.2	—	14.7
Investments in and advances to subsidiaries	916.5	784.5	140.9	(1,841.9)	—
Other noncurrent assets	233.5	112.7	3.3	(154.5)	195.0
Total assets	$1,177.5	$1,059.7	$1,220.0	$(1,997.0)	$1,460.2
Current portion of long-term debt	$5.4	$3.2	$3.8	$—	$12.4
Accounts payable	0.4	90.7	55.1	—	146.2
Other current liabilities	51.6	23.0	44.8	—	119.4
Other current liabilities from discontinued operations	—	11.9	—	—	11.9
Total current liabilities	57.4	128.8	103.7	—	289.9
Long-term debt, less current portion	1,040.7	53.8	141.8	—	1,236.3
Other noncurrent liabilities	227.9	14.9	169.6	(155.1)	257.3
Intercompany payables	174.1	—	148.7	(322.8)	—
Total liabilities	1,500.1	197.5	563.8	(477.9)	1,783.5
Shareowners’ (deficit) equity	(322.6)	862.2	656.2	(1,519.1)	(323.3)
Total liabilities and shareowners’ equity (deficit)	$1,177.5	$1,059.7	$1,220.0	$(1,997.0)	$1,460.2

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9
Receivables, net	2.6	6.1	159.8	—	168.5
Other current assets	4.7	69.9	33.1	(1.2)	106.5
Other current assets from discontinued operations	—	4.7	—	—	4.7
Total current assets	63.5	80.9	194.4	(1.2)	337.6
Property, plant and equipment, net	0.2	50.8	764.4	—	815.4
Investment in CyrusOne	—	273.6	—	—	273.6
Goodwill and intangibles, net	—	12.7	2.2	—	14.9
Investments in and advances to subsidiaries	1,066.1	403.6	199.3	(1,669.0)	—
Other noncurrent assets	294.2	191.6	3.8	(155.0)	334.6
Other noncurrent assets from discontinued operations	—	44.6	—	—	44.6
Total assets	$1,424.0	$1,057.8	$1,164.1	$(1,825.2)	$1,820.7
Current portion of long-term debt	$5.4	$2.3	$3.9	$—	$11.6
Accounts payable	1.0	76.2	54.8	—	132.0
Other current liabilities	52.3	23.5	49.3	0.1	125.2
Other current liabilities from discontinued operations	—	142.0	—	—	142.0
Total current liabilities	58.7	244.0	108.0	0.1	410.8
Long-term debt, less current portion	1,526.1	2.9	160.4	—	1,689.4
Other noncurrent liabilities	254.1	4.6	164.0	(156.4)	266.3
Other noncurrent liabilities from discontinued operations	—	102.7	—	—	102.7
Intercompany payables	233.4	—	131.9	(365.3)	—
Total liabilities	2,072.3	354.2	564.3	(521.6)	2,469.2
Shareowners’ (deficit) equity	(648.3)	703.6	599.8	(1,303.6)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,057.8	$1,164.1	$(1,825.2)	$1,820.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(13.5)	$(35.0)	$143.2	$—	$94.7
Capital expenditures	(0.1)	(18.2)	(187.4)	—	(205.7)
Proceeds from sale of CyrusOne	—	596.3	—	—	596.3
Dividends received from CyrusOne	—	19.5	—	—	19.5
Proceeds from sale of assets	—	0.5	0.1	—	0.6
Distributions received from subsidiaries	8.7	—	—	(8.7)	—
Funding between Parent and subsidiaries, net	—	(560.3)	58.5	501.8	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	8.4	37.8	(128.8)	493.1	410.5
Funding between Parent and subsidiaries, net	482.9	—	18.9	(501.8)	—
Distributions paid to Parent	—	—	(8.7)	8.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(19.2)	—	(19.2)
Repayment of debt	(503.4)	(2.7)	(3.7)	—	(509.8)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(8.3)	—	—	—	(8.3)
Cash flows provided by (used in) financing activities	(29.0)	(2.7)	(12.9)	(493.1)	(537.7)
Increase (decrease) in cash and cash equivalents	(34.1)	0.1	1.5	—	(32.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$22.1	$0.3	$3.0	$—	$25.4

	Nine Months Ended September 30, 2014
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(16.4)	$(18.3)	$155.5	$—	$120.8
Capital expenditures	—	(24.6)	(96.5)	—	(121.1)
Proceeds from sale of CyrusOne	—	355.9	—	—	355.9
Dividends received from CyrusOne	—	22.4	—	—	22.4
Proceeds from sale of assets	—	194.4	2.0	—	196.4
Other investing activities	(0.2)	(5.5)	—	—	(5.7)
Cash flows provided by (used in) investing activities	(0.2)	542.6	(94.5)	—	447.9
Funding between Parent and subsidiaries, net	584.6	(522.1)	(62.5)	—	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	6.2	—	(33.8)
Repayment of debt	(343.3)	(2.1)	(5.2)	—	(350.6)
Proceeds from exercise of options and warrants	1.2	—	—	—	1.2
Other financing activities	(8.9)	—	0.3	—	(8.6)
Cash flows provided by (used in) financing activities	193.6	(524.2)	(61.2)	—	(391.8)
Increase (decrease) in cash and cash equivalents	177.0	0.1	(0.2)	—	176.9
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$179.1	$0.4	$2.0	$—	$181.5

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
Consolidated revenue totaled $299.8 million and $878.5 million for the three and nine months ended September 30, 2015, respectively. Excluding revenue for backhaul services provided to our discontinued wireless operations, consolidated revenue increased 1% and 2%, respectively, as growth from our strategic products more than offset declines from legacy products. Revenue from our strategic products totaled $137.6 million in the third quarter of 2015, up 22% compared to the same period a year ago. For the nine months ended September 30, 2015, strategic revenue increased 21% over the prior year totaling $392.6 million.
Operating income was $36.2 million and $103.0 million for the three and nine months ended September 30, 2015, respectively, down from the prior year due in large part to increased costs associated with accelerating the construction of our fiber network and costs absorbed as a result of winding down wireless operations. Restructuring charges increased during 2015 as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments.
Income from continuing operations totaled $79.3 million and $260.3 million for the three and nine months ended September 30, 2015, respectively, primarily due to the gain on the sale of CyrusOne LP units. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2015 was $1.0 million and $60.8 million, respectively. As of March 31, 2015, there were no subscribers remaining on the wireless network and we no longer required the use of the wireless spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in our financial results during the first quarter of 2015. In addition, on April 1, 2015, we transferred certain other assets related to our wireless business to the purchaser, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

As a result of no longer providing wireless service, certain assets, liabilities and results of operations primarily associated with the wireless business are now reported within discontinued operations, including a recast of prior period results. As of September 30, 2015, we operate our business through the following segments: Entertainment and Communications (formerly known as "Wireline") and IT Services and Hardware.
On May 7, 2015, the Company redeemed all of the $300.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption rate of 102.188%. During the second quarter of 2015, the Company redeemed $45.1 million of its outstanding 8 3/8% Senior Notes due 2020 at an average redemption rate of 106.450%. In the third quarter, the Company redeemed an additional $137.6 million of its outstanding 8 3/8% Senior Notes due 2020 at an average redemption rate of 105.242%.
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne, which owns and operates our former Data Center Colocation segment. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. On April 7, 2015, we sold 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit for proceeds totaling $426.0 million. On July 1, 2015, the Company completed another sale of 6.0 million operating partnership units for $28.41 per operating partnership unit. This sale generated proceeds of $170.3 million and resulted in a third quarter gain of $117.7 million. As of September 30, 2015, we effectively owned 11% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 6.3 million economically equivalent partnership units in CyrusOne LP. The fair value of our investment was $269.0 million as of September 30, 2015 based on the quoted market price of CyrusOne's common stock.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Service revenue was $234.3 million during the three months ended September 30, 2015, up 5% compared to the prior year. Information Technology ("IT") service revenue increased by $9.2 million in the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to sales to our largest customer, which is a Fortune 10 industrial products provider. Entertainment and Communications revenue increased by $1.4 million as the growth in our strategic services offset legacy declines and the impact from no longer providing backhaul services to our former wireless segment. For the nine months ended September 30, 2015, service revenue was $693.5 million, an increase of $27.2 million compared to the same period in 2014 driven by increased IT service revenue of $26.3 million primarily due to revenue from our largest customer and increased Entertainment and Communications service revenue of $0.9 million.
Product revenue totaled $65.5 million in the three months ended September 30, 2015, a $12.2 million decrease compared to the same period in 2014. For the nine months ended September 30, 2015, product revenue was $185.0 million, a decrease of $15.3 million compared to the same period in 2014. Decreased sales of telecommunications and IT hardware of $12.3 million and $17.9 million for the three and nine months ended September 30, 2015, respectively, were partially offset by higher Entertainment and Communication equipment sales due primarily to revenue generated through an agreement with Verizon to sell their wireless products and services at our retail locations.
Cost of services was $120.0 million in the three months ended September 30, 2015, up $13.4 million compared to 2014 due to the growth in our strategic products. Entertainment and Communications costs were up $6.9 million primarily due to increased programming cost associated with our growing Fioptics video subscriber base. IT services costs were up $6.5 million to support the growth in our managed and professional services. For the nine months ended September 30, 2015, cost of services was $348.0 million, an increase of $44.8 million from the comparative period in 2014 as a result of the same trends affecting the quarterly results.
Cost of products sold was $55.6 million in the three months ended September 30, 2015 compared to $62.9 million in the same period in 2014. For the nine months ended September 30, 2015, cost of products sold was $156.0 million, a decrease of $15.1 million compared to the same period in 2014. The cost decreases in both the three and nine month periods ended September 30, 2015 primarily reflect a decrease in sales of telecommunications and IT hardware sales.
Selling, general and administrative (“SG&A”) expenses were $52.5 million in the three months ended September 30, 2015, down 1%, compared to a year ago. Entertainment and Communications SG&A costs were up $1.7 million in the third quarter of 2015 primarily due to store costs and an increase in our sales force to support our fiber acceleration strategy. IT Services and Hardware SG&A expenses were down $0.7 million primarily due to lower bad debt and marketing expenses in the third quarter. Additionally, Corporate SG&A decreased due to lower workers compensation and consultation costs. For the nine months ended September 30, 2015, SG&A expenses totaled $161.7 million, up $10.0 million compared to the prior year. Entertainment and Communication SG&A expenses were up $10.6 million as a result of the same trends affecting the quarterly results and also included a $3.8 million pension adjustment recorded in the second quarter. IT Services and Hardware SG&A expenses were up $1.6 million primarily related to increased payroll and headcount related costs to support the growth for our strategic products. Corporate SG&A expenses were down $2.2 million compared to the same period in 2014 as a result of the same trends impacting the quarterly results.
Depreciation and amortization totaled $35.8 million in the three months ended September 30, 2015 and $102.4 million in the nine months ended September 30, 2015. Depreciation and amortization increased compared to the prior year due to new assets placed in service as we expand our fiber network and increasing capital spend to support our managed service business.
Restructuring charges were $0.3 million and $6.0 million for the three and nine months ended September 30, 2015, respectively. Charges incurred in the third quarter of 2015 include $0.2 million of severance costs associated with integrating each segment's business markets team and $0.1 million for a lease abandonment charge. Charges incurred for the nine months ended September 30, 2015 include $3.3 million of severance cost for employee separations related to the discontinuation of our cyber-security product offering and the integration of our business market teams. Third party consultant costs associated with integrating each segment's business markets team totaled $2.4 million for the nine months ended September 30, 2015 and $0.3 million was incurred related to a lease abandonment. Charges incurred during the comparative periods of 2014 represented employee separation costs related to outsourcing certain aspects of our IT department offset by reduction to the lease abandonment reserve related to certain leased space being reoccupied during the third quarter of 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

In the first quarter of 2015, we recognized a $1.4 million loss on the sale or disposal of our cyber-security assets as the acquiring company was in the process of securing financing and recovery of the related note was not probable. This process was completed in the third quarter of 2015 and the loss was reversed. In the second quarter of 2015, the Entertainment and Communications segment recognized a $0.3 million loss on disposal of software assets no longer in use.
During the nine months ended September 30, 2015, the Company amended the bargained pension plan to eliminate all future pension service credits effective May 1, 2015. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment loss of $0.3 million in the second quarter of 2015.
Corporate incurred transaction costs of $0.8 million in the third quarter of 2015 as we explored opportunities to increase the scale of our IT Services and Hardware Segment. Transaction costs of $0.9 million were incurred in 2014 for legal fees associated with the sale of our wireless assets.
Interest expense was $21.5 million in the three months ended September 30, 2015 and $82.2 million for the nine months then ended. The decreases from the comparative prior year period were primarily due to the Company redeeming $325.0 million outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption rate of 104.375% in the third quarter of 2014. On May 7, 2015, the Company redeemed the remaining $300.0 million of its outstanding 8 ¾% Senior Subordinated Notes due 2018, at a redemption rate of 102.188%. Additionally during the second quarter of 2015, the Company redeemed $45.1 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 106.450% and during the third quarter redeemed $137.6 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption rate of 105.242%.
In the third quarter of 2015 the Company recorded a loss on extinguishment of debt totaling $7.8 million related to the redemption of $137.6 million of its outstanding 8 3/8 % Senior Notes due 2020 during the quarter. In the second quarter of 2015, the Company recorded a loss on extinguishment of debt totaling $10.4 million related to the redemption of the remaining balance outstanding of it's 8 ¾% Senior Subordinated Notes due 2018 as well as $3.1 million related to the redemption of $45.1 million of its outstanding 8 3/8 % Senior Notes due 2020. In the three and nine months ended September 30, 2014, the Company recorded a loss on extinguishment of debt totaling $19.4 million related to the redemption of $325.0 million 8 ¾% Senior Subordinated Notes due 2018.
Loss from CyrusOne equity method investment of $0.8 million and $5.2 million in the three and nine months ended September 30, 2015, respectively, represents the Company's share of CyrusOne's net loss which, effective with the IPO date of January 24, 2013, is recorded using the equity method. For the third quarter of 2014, a nominal gain was recorded. For the nine months ended September 30, 2014, our portion of CyrusOne's loss totaled $1.9 million.
During the three months ended September 30, 2015, the Company recognized a $117.7 million gain on the sale of 6.0 million CyrusOne LP partnership units. In the second quarter of 2015, the Company recognized a $295.2 million gain on the sale of 14.3 million CyrusOne LP partnership units. In the second quarter of 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million partnership units of CyrusOne LP.
The income tax expense for the three months ended September 30, 2015 was $44.1 million compared to $1.2 million in the same period in 2014.  For the nine months ended September 30, 2015, income tax expense was $146.1 million compared to $83.1 million in the nine months ended September 30, 2014. The year over year increase in tax expense was primarily due to higher income before tax as a result of the increased gain on the sale of our CyrusOne LP units in 2015 as compared to the gain on the sale of CyrusOne LP units in the prior year.
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

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	% Change		2015	2014	Change	% Change
Revenue:
Data	$86.7	$84.1	$2.6	3%		$258.6	$251.3	$7.3	3%
Voice - local service	43.9	49.6	(5.7)	(11)%		136.0	154.6	(18.6)	(12)%
Long distance and VoIP	27.5	26.9	0.6	2%		82.2	80.6	1.6	2%
Entertainment	25.0	19.5	5.5	28%		69.5	54.9	14.6	27%
Other	2.3	3.9	(1.6)	(41)%		9.6	10.9	(1.3)	(12)%
Total revenue	185.4	184.0	1.4	1%		555.9	552.3	3.6	1%
Operating costs and expenses:
Cost of services and products	83.9	76.8	7.1	9%		245.5	221.4	24.1	11%
Selling, general and administrative	38.5	36.2	2.3	6%		113.3	101.3	12.0	12%
Depreciation and amortization	32.6	29.3	3.3	11%		93.1	85.6	7.5	9%
Restructuring (reversals) charges	—	(1.3)	1.3	n/m		1.6	(0.2)	1.8	n/m
Loss (gain) on sale or disposal of assets	—	—	—	n/m		0.3	(0.2)	0.5	n/m
Curtailment loss	—	—	—	n/m		0.3	—	0.3	n/m
Total operating costs and expenses	155.0	141.0	14.0	10%		454.1	407.9	46.2	11%
Operating income	$30.4	$43.0	$(12.6)	(29)%		$101.8	$144.4	$(42.6)	(30)%
Operating margin	16.4%	23.4%		(7.0)	pts	18.3%	26.1%		(7.8)	pts
Capital expenditures	$69.4	$41.8	$27.6	66%		$193.5	$106.1	$87.4	82%
Metrics information (in thousands):
Fioptics units passed	408.1	323.0	85.1	26%
Internet subscribers:
DSL	137.7	163.8	(26.1)	(16)%
Fioptics	143.6	106.7	36.9	35%
Total internet subscribers	281.3	270.5	10.8	4%
Fioptics video subscribers	108.8	87.8	21.0	24%
Residential voice lines:
Legacy voice lines	153.5	192.6	(39.1)	(20)%
Fioptics voice lines	68.0	54.2	13.8	25%
Total residential voice lines	221.5	246.8	(25.3)	(10)%
Business voice lines
Legacy voice lines	220.1	242.1	(22.0)	(9)%
VoIP lines*	86.9	63.3	23.6	37%
Total business voice lines	307.0	305.4	1.6	1%
Total voice lines	528.5	552.2	(23.7)	(4)%
Long distance lines	344.6	371.4	(26.8)	(7)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue
Data revenue consists of Fioptics and DSL internet access, data transport and interconnection services. Data revenue for the three months ended September 30, 2015, increased $2.6 million primarily due to strategic data revenue, which increased by $6.1 million and totaled $44.9 million. Revenue from Fioptics internet services increased to $18.1 million in 2015, up from $12.0 million in the prior year due to a 35% increase in subscribers and a 12% increase in ARPU. Strategic business revenue totaled $26.0 million, including Fioptics business revenue of $1.1 million, up $1.5 million after excluding $1.6 million of revenue from providing backhaul services to our former discontinued wireless operations in the third quarter of 2014. Legacy data revenue was $41.8 million in 2015, down $3.5 million compared to the prior year as the 16% decline in our legacy DSL customers was partially offset by a 4% increase in ARPU. Legacy revenue also decreased due to no longer providing backhaul services to our discontinued wireless operation.

For the nine months ended September 30, 2015, data revenue was $258.6 million, an increase of $7.3 million from the comparative period in 2014. For the nine months ended September 30, 2015, strategic data revenue totaled $129.8 million, up $18.4 million compared to the same period in 2014. Revenues from Fioptics internet services totaled $49.5 million, up 51% compared to the prior year. Strategic business revenue, including $3.2 million from Fioptics, totaled $77.7 million, up 1% from a year ago. Legacy data revenue was $128.8 million for the nine months ended September 30, 2015, down $11.1 million compared to the same period in 2014.
Voice local service revenue includes local service, digital trunking, switched access and information services and other value-added services such as caller identification, voicemail, call waiting and call return. Legacy voice service revenue was $36.4 million in 2015, down $6.2 million compared to 2014. The decrease in revenue is primarily due to fewer legacy voice lines compared to a year ago, as we continue to lose legacy lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service and customers electing to use service from other providers. Strategic voice service revenue was $6.0 million in 2015, an increase of $0.7 million from the prior year as the 26% increase in subscribers was partially offset by a 10% decline in ARPU as a result of competitive pressures. Integration voice revenue totaled $1.5 million in 2015, down $0.2 million compared to the prior year.

For the nine months ended September 30, 2015, voice local service revenue was $136.0 million, down $18.6 million from the comparable prior period. Strategic voice service revenue was $17.3 million for the nine months ended September 30, 2015, a $1.8 million increase from the prior year due to the increase in Fioptics voice lines. Legacy voice service revenue was $114.1 million for the nine months ended September 30, 2015, a $19.9 million decrease compared to the same period a year ago due to the decrease in legacy voice lines. Integration revenue totaled $4.6 million for the nine months ending September 30, 2015 down $0.5 million as compared to the prior year.
Long distance and VoIP revenue was up 2% for the three months ended September 30, 2015 compared to a year ago as strategic revenue growth offset legacy declines. Strategic revenue was $16.4 million in 2015, up $1.6 million compared to the prior year, due largely to growth in VoIP lines. Legacy revenue was $10.8 million in 2015, a decrease of $0.8 million compared to 2014, due largely to a 7% decrease in long distance as customers migrate to VoIP or wireless services. Integration revenue was down $0.2 million, totaling $0.3 million in 2015.

For the nine months ended September 30, 2015, long distance and VoIP revenue totaled $82.2 million, up $1.6 million compared to the same period in 2014. Strategic revenue was $48.5 million, an increase of $5.5 million compared to 2014. Legacy revenue was $32.4 million, a decrease of $3.5 million compared to the prior year, as we continue to lose long distance subscribers. Integration revenue decreased by $0.4 million to $1.3 million for the nine months ended September 30, 2015 as compared to the prior year.
Entertainment revenue was $25.0 million and $69.5 million for the three and nine month periods ended September 30, 2015, respectively, an increase of 28% and 27% over the comparative periods in 2014. The higher entertainment revenue was primarily related to Fioptics video subscriber growth. As of September 30, 2015, we had 108,800 Fioptics video subscribers, up 24% compared to a year ago. The Company continues to expand its Fioptics service area as there is a strong consumer demand for this service.

Other revenue for the three months and nine months ended September 30, 2015, was down primarily due to lower revenue from wiring projects. The year to date decrease was partially offset by revenue of $2.9 million generated from an agreement to sell Verizon products and services at our retail locations beginning in the fourth quarter of 2014.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Costs and Expenses
Cost of services and products was $83.9 million in the three months ended September 30, 2015, an increase of $7.1 million compared to the same period in 2014. Video content costs increased by $4.3 million compared to the prior year due to an increase in the number of Fioptics subscribers and higher programming rates. Rent increased by $0.8 million compared to the prior year as a result of signing a new lease in the second half of 2014 for additional floor space. In addition, operating taxes were up $1.4 million compared to a year ago. The remaining cost increase is primarily related to increased network costs and operating materials to support the growth of our strategic products.

For the nine months ended September 30, 2015, cost of services and products was $245.5 million compared to $221.4 million in the same period in 2014. Video content costs were $12.7 million higher in the first nine months of 2015 compared to a year ago, cost of services and products associated with selling Verizon handsets and services was $2.6 million and rent increased by $2.3 million. Operating taxes were also higher by $1.9 million. The remaining cost increase is primarily related to higher payroll, network and material costs to support the acceleration of our fiber network. Additionally, the increase in payroll included a $1.1 million increase in healthcare costs during the nine months ended September 30, 2015 compared to a year ago.

SG&A expenses in the three and nine months ended September 30, 2015 were $38.5 million and $113.3 million, respectively, a year-over-year increase of $2.3 million and $12.0 million. Store costs and additional headcount in our sales department increased $1.9 million during the three months ended September 30, 2015, and $5.2 million during the nine months then ended. For the comparable period in 2014, store costs were primarily used for our discontinued wireless operations. In the second half of 2014, we began to rebrand our stores as Fioptics retail centers. Remaining cost increases during the nine months ended September 30, 2015 are primarily attributable to increased marketing and advertising costs of $1.3 million to support the growth of our strategic products and $3.8 million additional pension related charges recorded in the second quarter of 2015. Headcount related costs were also up due to a $2.1 million increase in employee benefit costs.

Depreciation and amortization expenses in the three and nine months ended September 30, 2015 were $32.6 million and $93.1 million, respectively. Higher expense in 2015 is due to assets placed in service in connection with the expansion of our Fioptics network.
Restructuring charges for the nine months ended September 30, 2015 were primarily related to employee severance as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments. During the three months ended September 30, 2014 certain leases that had been previously abandoned were re-occupied and $1.3 million of restructuring charges were reversed. For the nine months ended September 30, 2014, severance charges were recorded in the second quarter for outsourcing certain functions of our IT department. In the second quarter of 2015, the loss on disposal of assets was related to a software project that was abandoned. The gain on sale or disposal of assets during 2014 was associated with the sale of copper cabling that was no longer in use.
The curtailment loss of $0.3 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the bargained pension plan, that was effective during the second quarter in 2015, and eliminated all future pension service credits as of April 30, 2015.

Capital Expenditures
Capital expenditures are incurred to expand our Fioptics coverage, upgrade and increase capacity for our internet and data networks and to maintain our fiber and copper networks. Capital expenditures increased during the third quarter of 2015 due to accelerating the build-out of our fiber network. We invested a total of $44.0 million in Fioptics during the three months ended September 30, 2015 and $127.3 million during the nine months ended September 30, 2015. Construction costs were $22.3 million and $59.2 million for three and nine months ended September 30, 2015, respectively. Installation costs were $13.3 million in the third quarter and $8.4 million was invested to increase our core network capacity and improve customer experience. Year to date installation costs totaled $34.6 million and $33.5 million was invested to increase our core capacity network and improve customer experience. As of September 30, 2015, the Company is able to provide its Fioptics services to 408,100 residential and business addresses, or 50% of our operating territory.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2015	2014	Change	% Change		2015	2014	Change	% Change
Revenue:
Telecom and IT equipment distribution	$69.3	$83.2	$(13.9)	(17)%		$195.0	$217.0	$(22.0)	(10)%
Managed and professional services	47.7	36.8	10.9	30%		135.9	106.5	29.4	28%
Total revenue	117.0	120.0	(3.0)	(3)%		330.9	323.5	7.4	2%
Operating costs and expenses:
Cost of services and products	93.1	94.4	(1.3)	(1)%		263.0	259.7	3.3	1%
Selling, general and administrative	13.7	14.5	(0.8)	(6)%		40.4	38.9	1.5	4%
Depreciation and amortization	3.1	3.0	0.1	3%		9.2	8.6	0.6	7%
Restructuring charges	0.3	—	0.3	n/m		2.8	—	2.8	n/m
Gain on sale or disposal of assets	(1.4)	—	(1.4)	n/m		—	—	—	n/m
Total operating costs and expenses	108.8	111.9	(3.1)	(3)%		315.4	307.2	8.2	3%
Operating income	$8.2	$8.1	$0.1	1%		$15.5	$16.3	$(0.8)	(5)%
Operating margin	7.0%	6.8%		0.2	pts	4.7%	5.0%		(0.3)	pts
Capital expenditures	$3.8	$3.5	$0.3	9%		$12.1	$8.5	$3.6	42%

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
Strategic managed and professional services revenue was $46.0 million for the three months ended September 30, 2015, an increase of $11.0 million compared to the same period in 2014 primarily due to a 42% increase in services provided to our largest customer, which is a Fortune 10 industrial products provider. For the nine months ended September 30, 2015, strategic managed and professional services revenue was $131.3 million, an increase of $29.6 million from the comparative period in 2014, also the result of increased demand for the Company's managed services primarily from our largest customer. Integration revenue totaled $71.0 million and $199.6 million for the three and nine months ended September 30, 2015, a decrease of $14.0 million and $22.2 million, respectively. The decrease is primarily due to lower telecom and IT equipment distribution reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions.
Costs and Expenses
For the three months ended September 30, 2015, increased payroll and contract services incurred to support the growth in managed services were partially offset by decreased cost of goods sold related to lower equipment sales. For the nine months ended September 30, 2015, payroll related expenses were up $15.0 million, contractor costs costs were up $3.1 million and other costs were up $2.5 million from the prior year to support the growth in managed services. These increases were offset by decreased costs of $17.3 million associated with lower equipment sales.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Decreased selling, general and administrative costs for the three months ended September 30, 2015 are primarily related to a $0.3 million decrease in both bad debt and marketing expense. Increased selling, general and administrative costs during the nine months ended September 30, 2015 are primarily related to increased payroll and headcount related costs to support the growth for our strategic products.
Restructuring charges in the nine months ended September 30, 2015 consisted of employee severance and project related costs of $0.8 million related to the integration of each segment's business markets. Lease abandonment charges totaling $0.3 million were related to office space in Canada that is no longer in use. Restructuring associated with discontinuing our advanced cyber-security product offering in the first quarter of 2015 totaled $1.7 million. In the first quarter of 2015, we recognized a $1.4 million loss on the sale or disposal of our cyber-security assets as the acquiring company was in the process of securing financing and recovery of the related note was not probable. This process was completed in the third quarter of 2015 and the loss was reversed. The remaining $1.6 million receivable for the asset sale remains fully reserved and will be recognized as additional funding is secured.
Capital Expenditures
Capital expenditures increased during the three months and nine months ended September 30, 2015 to support additional managed service revenue growth.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2015, the Company had $1,248.7 million of outstanding indebtedness and an accumulated deficit of $2,866.8 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $94.7 million and $120.8 million of cash flows from operations during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $303.4 million of short-term liquidity, comprised of $25.4 million of cash and cash equivalents, $175.0 million of undrawn capacity on our Corporate Credit Agreement and $103.0 million available under the Receivables Facility.
As of September 30, 2015, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $109.3 million. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2015. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the future.
As of September 30, 2015, we effectively owned 11% of CyrusOne, which was held in the form of 1.9 million shares of registered common stock of CyrusOne Inc. and 6.3 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP.
We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt to achieve leverage ratios more comparable to other telecommunication companies and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds from any sales of our CyrusOne holdings towards debt repayments until our leverage is below 4:1.
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2015 totaled $94.7 million, a decrease of $26.1 million compared to the same period in 2014. This decrease is primarily due to the Company using $24.5 million of cash in 2015 for shutting down wireless operations compared to the wireless business generating $34.1 million of cash from operations in 2014. This decrease was offset by a $35.0 million decline in interest payments and lower pension and postretirement payments.
Cash flows provided by investing activities during the nine months ended September 30, 2015 totaled $410.5 million, a decrease of $37.4 million compared to the same period in 2014. The decrease was driven by an $84.6 million increase in 2015 capital expenditures, primarily related to the acceleration of our fiber investment, and the $194.4 million of proceeds received on the sale of Wireless spectrum licenses in the third quarter of 2014. These decreases were partially offset by a $240.4 million increase in proceeds received from the sale of operating partnership units of CyrusOne LP in 2015 compared to the prior year.
Cash flows used by financing activities during the nine months ended September 30, 2015 totaled $537.7 million, compared to $391.8 million used in the prior year. Debt repayments totaled $509.8 million in 2015, as proceeds from the sale of operating partnership units of CyrusOne LP were used to repay $300.0 million outstanding on the 8 3/4 % Senior Subordinated Notes due 2018 at 102.188%. In the second quarter, we repaid $45.1 million of the outstanding 8 3/8 % Senior Notes due 2020 at an average redemption rate of 106.450% and, in the third quarter, we repaid $137.6 million of the outstanding 8 3/8 % Senior Notes due 2020 at an average redemption rate of 105.242%. In the nine months ended September 30, 2015, we repaid $19.2 million of the outstanding balances on the Corporate Credit Agreement and Receivables Facility, a $14.6 million decrease compared to the amount repaid in 2014. In addition, cash proceeds from the exercise of stock options and warrants totaled $1.2 million during the nine months ended September 30, 2014, with no such proceeds in 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual and aggregate basis. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the covenants under the Corporate Credit Agreement as of September 30, 2015.
The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of September 30, 2015.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers.
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

In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Senior Secured Leverage Ratio, as of and for the twelve month period ended September 30, 2015:

(dollars in millions)
Consolidated Senior Secured Leverage Ratio	2.53
Maximum ratio permitted for compliance	3.50
Consolidated Senior Secured Funded Indebtedness additional availability	$289.6
Consolidated EBITDA clearance over compliance threshold	$82.7

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of September 30, 2015, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to a restricted payments basket which exceeded $900 million.
Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the nine months ended September 30, 2015. As of September 30, 2015, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
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
Wireless
On September 30, 2014 the transaction to sell our wireless spectrum licenses closed and we received cash proceeds of $194.4 million. As of March 31, 2015, no subscribers remained on the network and we ceased wireless operations. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses was recognized as Income (loss) from discontinued operations, net of tax in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. On April 1, 2015, we transferred to the acquiring company certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015. As a result of no longer providing wireless service, certain assets, liabilities and results of operations associated with our wireless operations are now being reported as discontinued operations.

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
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2015.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2015 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2015 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three and nine months ending September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2015, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the nine months ended September 30, 2015.

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

Cincinnati Bell Inc.

Date:	November 5, 2015	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	November 5, 2015	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer