Form 10-K
period 2015-12-31
CINCINNATI BELL INC
filed 2016-02-25
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.8 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2016, there were 210,018,611 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
Overview and Strategy
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment (formerly "Wireline"), the company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary reported as the IT Services and Hardware segment, for the sale and service of efficient, end-to-end communications and IT systems and solutions. Cincinnati Bell also owns approximately 9.5% of CyrusOne Inc. (NASDAQ: CONE) ("CyrusOne"), which specializes in operating highly reliable enterprise-class, carrier-neutral data center properties.
Our goal is to continue the transformation of Cincinnati Bell from a legacy copper-based telecommunications company into a technology company with state of the art fiber assets servicing customers with data, video, voice and IT solutions to meet their evolving needs. To this end, leveraging our past and future investments creates a company with a healthy balance sheet, growing revenue, growing profitability and sustainable cash flows.
In an effort to achieve our objectives, we continue to focus on the following key initiatives:
•expand our local fiber network
•grow our IT Services and Hardware segment
•monetize our CyrusOne investment to reduce leverage
Expand our local fiber network
We invested $223.9 million of capital in our Entertainment and Communications' strategic products during 2015. Revenue from these high demand products totaled $365.7 million, up 18% over the prior year, and more than offset the decline in our legacy products. The primary focus of our strategic investments is the expansion of our Fioptics suite of products which is designed to compete directly with the cable Multiple System Operators (MSO) serving the Company’s ILEC market area. We invested $179.5 million in 2015 for Fioptics as demand for the products remains strong. Year-over-year growth is outlined in the table below:

	2015	2014	2013
Fioptics revenue (in millions):	$190.8	$142.4	$100.8
Fioptics subscribers (in thousands):
High-speed internet	153.7	113.7	79.9
Video	114.4	91.4	74.2
Voice	77.4	61.0	53.3
During the year we passed an additional 97,000 addresses with Fioptics and as of December 31, 2015, the product is available to approximately 432,000 customer locations, or 53% of Greater Cincinnati. Our goal for 2016 is to pass an additional 70,000 addresses.
Included in capital for strategic products is $44.4 million of investment in fiber and IP-based core network technology to meet increased business and carrier demand primarily within our ILEC geography and in contiguous markets in the Midwest region for high-bandwidth data transport products, such as metro-ethernet and VoIP. We continue to evolve and optimize network assets to support the migration of legacy products to new technology and as of December 31, 2015, the Company has:

•	connected approximately 7,500 commercial buildings with fiber-based services (also referred to as a lit building), including more than 630 multi-tenant units ("MTU's") lit with fiber;
•expanded the fiber network to span more than 8,100 route miles;

Form 10-K Part I	Cincinnati Bell Inc.

•captured significant small to medium business ("SMB") market share; and

•	provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber.
As a result of our strategic investments, we generated year-over-year Entertainment and Communications revenue growth for the second consecutive year, a key milestone in our transformational efforts. Customer demand for faster data speed and broadband usage is accelerating. We believe our fiber investments are a long-term solution for our customers bandwidth needs.
Grow our IT Services and Hardware Segment
Cincinnati Bell continues to develop high-demand products for business customers through our investments in fiber and other success-based technology, such as unified communications and cloud services. Our ability to migrate customers from legacy copper-based products to higher speed fiber-based offerings while being innovative as the technology demands of our customers change is important to the growth of our IT Services and Hardware segment. During 2015, the IT Services and Hardware Segment generated 29% revenue growth across all of our strategic products. Professional services increased 29% and Managed and Monitoring services generated year-over year revenue growth of 25%. Unified Communications revenue was up 18% in 2015 and Cloud Services increased 49% over 2014. Our goal is to foster our current enterprise relationships while increasing our number of small to mid-size customers both in and outside the Cincinnati market. As a company with a long history of managing customer network and technology needs, we combine the management of the network, whether owned by Cincinnati Bell or leased from other carriers out of territory, with integrated voice and IT offerings. We supply the architecture and integration intelligence, labor and hardware, as well as any combination of these services. These projects can be established based on hourly billing rates, service-level driven agreements or utility-based usage models. Customers are attracted to our ability to combine our historic knowledge, unique assets and talented workforce.
Monetize our CyrusOne investment to reduce our leverage
As of December 31, 2015, we own 9.5% of CyrusOne, which is held in the form of 6.9 million shares of CyrusOne common shares. The fair value of this investment was $257.9 million based on the quoted market price of CyrusOne's common stock at December 31, 2015. In determining the appropriate time to further monetize our CyrusOne investment, we will give due consideration to, among other factors: CyrusOne's stock price, market performance of other real estate investment trusts ("REIT") and overall market indicators. We will balance our objectives of reducing the risk associated with owning any equity security with the upside appreciation potential for our investment in CyrusOne.

Form 10-K Part I	Cincinnati Bell Inc.

Operations
As of December 31, 2015, the Company operated two segments: Entertainment and Communications and IT Services and Hardware. We generally classify our products and services into three distinct categories: Strategic, Legacy and Integration. The table below demonstrates how our products are categorized within the Entertainment and Communications and IT Services and Hardware segments:

Entertainment and Communications
	Strategic	Legacy	Integration
Data	Fioptics Internet	DSL (< 10 meg)
	DSL (1) (> 10 meg)	DS0 (5), DS1, DS3
	Ethernet	TDM (6)
Private Line
MPLS (2)
SONET (3)
Dedicated Internet Access
Wavelength
Audio Conferencing
Voice	Fioptics Voice	Traditional Voice
	VoIP (4)	Long Distance
Switched Access
Digital Trunking
Video	Fioptics Video
Services and Other	Wiring Projects	Advertising	Maintenance
		Directory Assistance	Information Services
Wireless Handsets and Accessories
(1) Digital Subscriber Line
(2) Multi-Protocol Label Switching
(3) Synchronous Optical Network
(4) Voice over Internet Protocol
(5) Digital Signal
(6) Time Division Multiplexing

IT Services and Hardware
	Strategic	Integration
Professional Services	Consulting	Installation
Staff Augmentation
Unified Communications	Voice Monitoring	Maintenance
Managed IP Telephony Solutions
Cloud Services	Virtual Data Centers
Storage
Backup
Monitoring and Management	Network Monitoring/Management
Security
Telecom & IT Hardware		Hardware
Software Licenses

Form 10-K Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as high-speed internet, data transport local voice, long distance, VoIP, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the Incumbent Local Exchange Carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. The segment also provides voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Entertainment and Communications segment provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries. The key products and services provided by the Entertainment and Communications segment include the following:
Data
The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating and more customers are opting for higher bandwidth solutions such as Fioptics. To address this demand, we are able to provide internet speeds of 10 megabits or more to approximately 550,000 addresses, more than 65% of our operating territory, with the coverage increasing as we expand our fiber network.
As business customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the access method of choice due to its ability to support multiple applications on a single physical connection. The Company continues to build out fiber to MTU's in Greater Cincinnati to meet growing demand for these services. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target business customers beyond our ILEC footprint. The Company’s regional network connects Greater Cincinnati, Columbus, and Dayton, Ohio, as well as Indianapolis, Indiana; Chicago, Illinois; and Louisville, Kentucky.
Voice
Voice represents local service, including Fioptics voice lines. It also includes VoIP, long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting and call return.
The Company's voice access lines continue to decrease as our customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution") or migrated to competitors.
Residential and business customers purchasing traditional long distance service can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. The Company's long distance lines and related minutes of use have continued to decline as a result of wireless substitution and the migration to VoIP technology. Our VoIP products provide access to widely disbursed communication platforms and access to our cloud based services and hosted unified communications product for customers ranging from small businesses to large enterprise customers.
Video
In 2009, the Company launched Fioptics and focused our fiber network investment on densely populated areas, such as apartments and condominiums. Fioptics is available to approximately 53% of Greater Cincinnati and as of December 31, 2015, we have 114,400 video subscribers. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie, and sports programming, as well as Indian and Spanish-language packages, over 120 high-definition channels, parental controls, HD DVR and video On-Demand. In addition, we offer features that deliver high customer satisfaction, including Fioptics TV Everywhere ™ and a Fioptics live TV streaming application.
Services and Other Revenue
Services and other revenue consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance, information services and commissions received as an authorized sales agent for DirecTV® and Verizon Wireless.

Form 10-K Part I	Cincinnati Bell Inc.

IT Services and Hardware
IT Services and Hardware provides a full range of managed IT solutions, including managed telephony, network and infrastructure services, equipment sales, and professional IT staffing services. These services and products are provided in various geographic areas throughout the United States and the United Kingdom through the Company's subsidiaries. By offering a full range of equipment and managed services in conjunction with Cincinnati Bell's network expertise, the IT Services and Hardware segment provides end-to-end IT and telecommunications solutions designed to reduce cost and mitigate risk while optimizing performance for its customers.
The key products and services provided by the IT Services and Hardware segment include the following:
Professional Services
The Company's professional services offerings consist of consulting, staffing, installation and project-based engagements, including engineering and installation of voice, connectivity and IT technologies, development of application solutions and staff augmentation by highly skilled and industry-certified technical resources. Engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers with a wide range of skilled IT professionals. Additionally, we also manage the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Unified Communications
CBTS offers a complete portfolio of hosted solutions that include converged IP communications platforms of data, voice, video and mobility applications. We offer our customers expert management for all hardware and software components, including maintenance contracts and service level agreement ("SLA") based services. Fully hosted and managed, these voice platforms and applications can also be delivered as cloud services for a monthly utility fee.
The solutions offered include communications as a service model in a cloud environment. We provide hosted communications and solutions that deliver the efficiencies of next-generation VoIP services. Our conferencing solutions offer cloud-based audio, video, and web conferencing services accessible from any connected device. Our cloud call center application offering features speech-enabled IVR, call-back services, call analytics and surveys. The cloud call recording application features speech analytics, alerts and notification, and improved customer satisfaction and productivity.
Cloud Services

Virtual data center ("VDC") is a robust and scalable virtual infrastructure consisting of equipment, security, people and processes. This offering is provided in three different models: private cloud, dedicated cloud or public cloud; and provides customers with either a long term or a short term flexible solution that is fully managed by CBTS and monitored around the clock from our network operations center.
CBTS storage is a flexible, on-demand storage solution that enables businesses to eliminate capital expenditures and ongoing asset management with SLA-based services. CBTS offers Tier I, Tier II and Tier III storage to meet its customers availability, accessibility, protection, performance and capacity needs.
CBTS backup is a scalable solution that allows businesses to eliminate capital outlay and ongoing equipment management with SLA-based services and includes virtual data center, hardware, software, monitoring and support.

Management & Monitoring
CBTS provides SLA-based managed services utilizing our Enterprise Network Operations Center ("ENOC"). The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications. Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls. We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC. These services can be provided to customers with CBTS provided equipment or customer-owned equipment and do not have geographical constraints. Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.

Form 10-K Part I	Cincinnati Bell Inc.

Telecom and IT Hardware
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.
Investment in CyrusOne
Cincinnati Bell owns approximately 9.5% of CyrusOne (NASDAQ: CONE), through its ownership of 6.9 million shares of CyrusOne's common shares. At December 31, 2015, the fair value of this investment was $257.9 million based on the quoted market price of CyrusOne's common stock.
Sales and Distribution Channels
The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. Subsequent to the agreement to sell our wireless spectrum licenses, we rebranded our retail stores to market and distribute our Fioptics suite of products. As of December 31, 2015, the Company operated eight retail stores in its operating territory. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories. In addition, the Company utilizes a call center as well as a door-to-door sales force to target the sale of Fioptics to residents.
For both Entertainment and Communications and IT Services and Hardware, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territory. Larger business customers are supported by sales account representatives that understand the customer's technology needs and recommend Company offered solutions. Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.
Suppliers and Product Supply Chain
The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery, quality of product and terms and conditions.
Entertainment and Communication’s primary purchases are for network equipment, software, and fiber cable to maintain and support the growth of Fioptics. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.
IT Services and Hardware primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of Cisco, EMC, Avaya and Oracle equipment. Most of this equipment is shipped directly to the customer from vendor locations but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
In addition, we have long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations and maintenance services.
Competition
The telecommunications industry is very competitive and the Company competes against larger, well-capitalized national providers.
The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes wireless substitution is the reason for the largest portion of the Company’s access line and long-distance line losses.

Form 10-K Part I	Cincinnati Bell Inc.

Our strategic products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors are expected to continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.
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
Customers
The following table demonstrates how the Company’s revenue portfolio has changed over the past three years.

Percentage of revenue	2015	2014	2013	2015 vs 2014 Change		2014 vs 2013 Change
Strategic	46%	38%	35%	8	pts	3	pts
Legacy	31%	35%	43%	(4)		(8)
Integration	23%	27%	22%	(4)		5
Total	100%	100%	100%

Percentage of revenue	2015	2014	2013	2015 vs 2014 Change		2014 vs 2013 Change
Consumer	29%	27%	28%	2	pts	(1)	pt
Business	61%	62%	60%	(1)		2
Carrier	10%	11%	12%	(1)		(1)
Total	100%	100%	100%
The Company has sales with one large customer, General Electric Company. ("GE"), that contributed 12% and 14% of the Company’s 2015 and 2014 annual revenue, respectively.
Employees
At December 31, 2015, the Company had approximately 3,250 employees, and approximately 30% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. A new contract with the CWA was ratified on February 27, 2015 and will be in effect through May 12, 2018.

Form 10-K Part I	Cincinnati Bell Inc.

Website Access and Other Information
The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act of 1934 (the "Exchange Act"). These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington D.C., 20549. Information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Form 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
Executive Officers
Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2015, 2014, and 2013, and assets as of December 31, 2015 and 2014 are set forth in Note 16 to the consolidated financial statements.

Item 1A. Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially affected by any of these risks.

Risk Factors Related to our Business and Operations

The Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share.
The telecommunications industry is very competitive and the Company competes against larger, well-capitalized national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost, and will likely continue to lose, access lines as a part of its customer base utilizes the services of competitors.
The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband and internet service providers. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s access lines and long distance lines. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s legacy voice lines decreased by 14% and long distance subscribers decreased by 6% in 2015 compared to 2014.
Our strategic products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products, which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors are expected to continuously upgrade their service quality and offerings, which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

Form 10-K Part I	Cincinnati Bell Inc.

The Fioptics suite of products also faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration. If the Company is unable to effectively implement strategies to attract and retain Fioptics video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, the Company's Entertainment and Communications business will be adversely affected.
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
In 2014, we began accelerating the pace of investment in our Fioptics suite of products due to a progressive change in customer expectations for increased internet speeds. We intend to continue such accelerated investments through 2016. There are several factors that could result in a negative effect on our revenue, operating income and cash flows, such as:

•	our costs could significantly exceed expectations;
•	the acceleration may not generate the expected increase in subscribers;
•	it may be inefficient to build out the additional fiber at an accelerated rate;
•	there may be a lack of workforce to achieve our construction, sales and installation targets; and
•	access to the fiber required for our construction plans may be limited.
The Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented.
We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, pay our taxes, fund our pension and other employee benefit obligations and pay preferred dividends pursuant to our dividend policy. We have identified some potential areas of opportunity and implemented several growth initiatives, including increasing marketing promotions and related expenditures and launching new products and services with a focus on areas that are growing such as Fioptics, other fiber-based service offerings and IT solutions. We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.
The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier and residential customers. The Company seeks to meet these needs through new product introductions, service quality and technological improvements. New products and services are important to the Company’s success because its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines or limit the growth from its strategic products, which would have a material adverse effect on the Company’s revenue, results of operations, financial condition and cash flows.

Form 10-K Part I	Cincinnati Bell Inc.

The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.
The Company generates a substantial portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiary, CBT, has experienced substantial access line losses over the past several years due to a number of factors, including wireless and broadband substitution and increased competition. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with an alternative source of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.
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
The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits to their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events may result in a disruption of services. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company's ability to attract and retain customers, which would adversely affect the Company's ability to generate revenues and operating results.
The Company generates a substantial portion of its revenue by serving a limited geographic area.
The Company generates a substantial portion of its revenue by serving customers in Greater Cincinnati and Dayton, Ohio. An economic downturn or natural disaster occurring in this limited operating territory would have a disproportionate effect on the Company's business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.
A large customer accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from this customer would cause operating revenues to decline significantly and have a materially adverse long-term impact on the Company’s business.
As of December 31, 2015 and 2014, the Company had receivables from GE that account for up 22% and 26% of the outstanding accounts receivable balance, respectively. GE contributed 12% and 14% to consolidated revenue for the years ended 2015 and 2014, respectively. As a result of this concentration, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if services purchased were significantly reduced. If GE were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the accounts receivable securitization facility ("Receivables Facility").
Maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks would have a material impact on its market share and ability to generate revenue.
Over the past several years, the Company has improved its wireline network through increased capital expenditures for fiber optic cable in areas of its operating network. The Company is accelerating the pace of investment in its Fioptics suite of services and intends to continue its capital expenditures for fiber optic cable through 2016.
In order to provide appropriate levels of service to the Company's customers, the network infrastructure must be protected against damage from human error, natural disasters, unexpected equipment failure, power loss or telecommunications failures, terrorism, sabotage or other intentional acts of vandalism. The Company's networks may not address all of the problems that may be encountered in the event of a disaster or other unanticipated problems, which may result in disruption of service to customers.

Form 10-K Part I	Cincinnati Bell Inc.

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
The Company depends on third-party providers to supply products and services. For example, many of the Company's information technology and call center functions are performed by third-party providers, and network equipment is purchased from and maintained by vendors. The loss of or problems with one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers and on our results of operations and financial condition.
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

Form 10-K Part I	Cincinnati Bell Inc.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.
The Company is a party to collective bargaining agreements with its labor union, which represents approximately 30% of its employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which would have a material adverse effect on the business.
The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operations and cash flows.
The Company’s success will continue to depend, to a significant extent, on its senior management team and key sales associates. Senior management has specific knowledge relating to the Company and the industry that would be difficult to replace. The loss of key sales associates could hinder the Company’s ability to continue to benefit from long-standing relationships with customers. The Company cannot provide any assurance that it will be able to retain the current senior management team or key sales associates. The loss of any of these individuals could adversely affect the Company’s business, financial condition, results of operations and cash flows.
Risks Related to our Indebtedness
The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally.
As of December 31, 2015, the Company and its subsidiaries had outstanding indebtedness of $1,245.6 million, on which it incurred $103.1 million of interest expense in 2015, and had total shareowners’ deficit of $298.2 million. At December 31, 2015, the Company and its subsidiaries had $90.3 million of borrowing availability under its Receivables Facility and had the ability to borrow up to an additional $175.0 million under the Corporate Credit Agreement's revolving credit facility, subject to compliance with certain conditions. In addition, the Company's ability to incur additional debt from time to time is subject to the restrictions contained in its credit facilities and other debt instruments.
The Company’s debt has important consequences, including the following:

•
the Company is required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	there is a variable interest rate on a portion of its debt which could increase if the market interest rates increase;
•	the Company’s debt increases its vulnerability to adverse changes in the credit markets, which adverse changes could increase the Company's borrowing costs and limit the availability of financing;
•	the Company’s debt service obligations limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•
the Company’s debt instruments require the Company to comply with specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund the Company's operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

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

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the Corporate Credit Agreement, the lenders may elect not to provide loans until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, would limit the cash available to the Company required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.
The Company depends on its Corporate Credit Agreement and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.
The Company depends on the revolving credit facilities under its Corporate Credit Agreement and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Corporate Credit Agreement's revolving credit facility has a maturity date of July 15, 2017. The Receivables Facility has a termination date of May 30, 2018, is subject to renewal every 364 days, with the next renewal occurring on May 30, 2016.
As of December 31, 2015, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $175.0 million in additional borrowing availability under this facility. The $175.0 million available under the Corporate Credit Agreement's revolving credit facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition would be adversely affected.

Form 10-K Part I	Cincinnati Bell Inc.

Effective with our sale of 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million from its original capacity of $200.0 million. The Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement on April 6, 2015, and effective with our sale of 14.3 million CyrusOne LP operating partnership units on April 7, 2015 for $426.0 million, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term.

In addition, the Company's ability to borrow under its Corporate Credit Agreement is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.
As of December 31, 2015, the Company had $17.6 million of borrowings and $6.3 million of letters of credit that were outstanding under its Receivables Facility. At that date, the Company had a borrowing capacity under this Receivables Facility of $114.2 million and a maximum borrowing limit of $120.0 million. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2015, the Company had $90.3 million of borrowing capacity remaining under its Receivables Facility.
The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control.
The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, additional sources of debt financing will be available, or future borrowings will be available under its Corporate Credit Agreement or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, or selling assets, including its investment in CyrusOne, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments.
Virtually all of the Company's operations are conducted through its subsidiaries and most of the Company's debt is held at the parent company. Certain of the Company's material subsidiaries are subject to regulatory authority which may potentially limit the ability of such subsidiaries to distribute funds or assets. If any of the Company's subsidiaries were to be prohibited from paying dividends or making distributions, the Company may not be able to make the scheduled interest and principal repayments on its debt. This failure would have a material adverse effect on the Company's liquidity and the trading price of the Company's common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation or reorganization.

Other Risk Factors
The Company has a significant investment in CyrusOne.
As of December 31, 2015, we own 9.5% of CyrusOne, which is held in the form of 6.9 million CyrusOne common shares. The value of our investment is subject to CyrusOne executing on their strategic plan and other factors beyond CyrusOne's control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to CyrusOne, all of which could cause significant changes in the market price of CyrusOne's common stock. The fair value of our investment in CyrusOne may decline which may adversely affect the realization of our investment. As a result, we may be unable to monetize any or all of our investment in CyrusOne, which would therefore not allow us to repay debt and achieve a leverage ratio comparable to our peers, thereby limiting our opportunity to significantly increase cash flow. Our inability to liquidate our investment in CyrusOne could ultimately limit the cash to fund operations and our general obligations and could result in the Company's dissolution, bankruptcy, liquidation or reorganization.

Form 10-K Part I	Cincinnati Bell Inc.

The trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline.
The market price of the Company's common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company's control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to the Company.
Equity markets have experienced price and volume fluctuations that have affected the Company's stock price and the market prices of equity securities of many other companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions, may negatively affect the market price of the Company's stock.
Companies that have experienced volatility in the market price of common shares have periodically been subject to securities class action litigation. The Company may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and/or damages and divert management's attention from other business concerns.
The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition.
The uncertain economic environment could have an adverse effect on the Company's business and financial liquidity. The Company's primary source of cash is customer collections. If economic conditions were to worsen, some customers may cancel services or have difficulty paying. These conditions would result in lower revenues and increases in the allowance for doubtful accounts, which would negatively affect the results of operations. Furthermore, the sales cycle would be further lengthened if business customers slow spending or delay decision-making on the Company's products and services, which would adversely affect revenues. If competitors lower prices as a result of economic conditions, the Company would also experience pricing pressure. If the economies of the U.S. and the world deteriorate, this could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The Company’s future cash flows would be adversely affected if it is unable to fully realize its deferred tax assets.
As of December 31, 2015, the Company had net deferred income taxes of $182.9 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $90.5 million and state, local and foreign net operating loss carryforwards of $51.5 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.
Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company also provides healthcare and group life insurance benefits for eligible retirees. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $22 million of estimated aggregate cash contributions to its qualified pension plans for the years 2016 to 2019. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets, or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans or could accelerate the timing of required payments.

Form 10-K Part I	Cincinnati Bell Inc.

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
The Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws.
The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the cleanup of contamination, and the emission of radio frequencies. While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property, and in connection with the current and historical use of hazardous materials and other operations at its sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of cleanup obligations and third-party suits. For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2015, we owned or maintained properties in Ohio, Kentucky and Indiana. Principal office locations are in Cincinnati, Ohio.
Our properties include copper and fiber plants and associated equipment in our local operating market. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.
With regard to its local Entertainment and Communications operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, all of which are recorded as operating leases. The Company’s out-of-territory network assets include a fiber network plant, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we lease eight Company-run retail locations. Those locations were historically used by the discontinued wireless operations but were converted to sell our Fioptics suite of products.
For additional information about the Company’s properties, see Note 6 to the consolidated financial statements.

Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2015, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

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
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The high and low closing sale prices during each quarter for the last two fiscal years are listed below:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2015	High	$3.68	$4.09	$3.97	$3.97
	Low	$2.93	$3.34	$3.08	$3.14
2014	High	$3.75	$3.95	$4.10	$3.71
	Low	$3.25	$3.19	$3.35	$2.97
(b) Holders
As of January 31, 2016, the Company had 8,908 holders of record of the 210,018,611 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In 2015 and 2014, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2015 and 2014, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2016.
(d) Securities Authorized For Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2015 regarding securities of the Company to be issued and remaining available for issuance under the equity compensation plans of the Company:

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, awards, warrants and rights		Weighted-average exercise price of outstanding stock options, awards, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,720,718	(1)	$3.62	5,647,918
Equity compensation plans not approved by security holders	166,721	(2)	—	136,196
Total	7,887,439		$3.62	5,784,114

(1)
Includes 3,879,678 outstanding stock options and stock appreciation rights not yet exercised, 234,308 shares of time-based restricted stock, and 3,606,732 shares of performance-based awards, restrictions on which have not expired as of December 31, 2015. Awards were granted under various incentive plans approved by Cincinnati Bell Inc. shareholders. The number of performance-based awards assumes the maximum awards that can be earned if the performance conditions are achieved.

(2)
The shares to be issued relate to deferred compensation in the form of previously received special awards and annual awards to non-employee directors pursuant to the “Deferred Compensation Plan for Outside Directors.” From 1997 through 2011, the directors received an annual award of phantom stock equivalent to a number of common shares. In 2015 and 2014, no such awards were granted. As a result of a plan amendment effective as of January 1, 2005, upon termination of Board service, non-employee directors are required to take distribution of all annual phantom stock awards in cash. Therefore, the number of actual shares of common stock to be issued pursuant to the plan as of December 31, 2015 is approximately 11,500. This plan also provides that no awards are payable until such non-

Form 10-K Part II	Cincinnati Bell Inc.

employee director completes at least five years of active service as a non-employee director, except if he or she dies while serving as a member of the Board of Directors.
(e) Stock Performance
The graph below matches Cincinnati Bell Inc.'s cumulative five-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2010 to December 31, 2015.

	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
Cincinnati Bell Inc.	$100	$108	$196	$127	$114	$129
S&P 500	$100	$102	$118	$157	$178	$181
S&P Integrated Telecommunication Services	$100	$108	$124	$138	$141	$145

Copyright © 2016 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

(f) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
October 1, 2015 - December 31, 2015	—	$—	—	$129.2

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

Item 6. Selected Financial Data
As further discussed in Note 3 to our consolidated financial statements, we ceased operations of our wireless business as of March 2015. As a result, wireless financial results are now presented as discontinued operations. Therefore, we have recast the information below, except as noted, for all periods presented.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2015	2014	2013 (a)	2012 (a)	2011 (a)
Operating Data
Revenue	$1,167.8	$1,161.5	$1,073.4	$1,251.5	$1,204.4
Cost of services and products, selling, general and administrative, depreciation, and amortization expense	1,031.3	979.5	877.6	1,018.0	944.1
Other operating costs and losses (b)	8.5	5.1	56.0	20.3	11.6
Operating income	128.0	176.9	139.8	213.2	248.7
Interest expense	103.1	145.9	176.0	211.2	205.4
Loss on extinguishment of debt	20.9	19.6	29.6	13.6	—
Loss from CyrusOne investment (c)	5.1	7.0	10.7	—	—
Gain on sale of CyrusOne investment (d)	(449.2)	(192.8)	—	—	—
Income (loss) from continuing operations	290.8	117.7	(64.9)	(18.8)	17.9
Income (loss) from discontinued operations, net of tax	62.9	(42.1)	10.2	30.0	0.7
Net income (loss)	$353.7	$75.6	$(54.7)	$11.2	$18.6
Basic earnings (loss) per common share from continuing operations	$1.34	$0.51	$(0.37)	$(0.15)	$0.04
Basic earnings (loss) per common share from discontinued operations	$0.30	$(0.20)	$0.05	$0.15	$—
Basic earnings (loss) per common share	$1.64	$0.31	$(0.32)	$—	$0.04
Diluted earnings (loss) per common share from continuing operations	$1.33	$0.51	$(0.37)	$(0.15)	$0.04
Diluted earnings (loss) per common share from discontinued operations	$0.30	$(0.20)	$0.05	$0.15	$—
Diluted earnings (loss) per common share	$1.63	$0.31	$(0.32)	$—	$0.04
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	209.6	208.5	205.9	197.0	196.8
Diluted	210.2	209.6	205.9	197.0	200.0

Financial Position
Property, plant and equipment, net	$975.5	$815.4	$756.8	$1,415.4	$1,211.2
Total assets (e)	1,454.4	1,820.7	2,108.4	2,873.8	2,716.1
Total long-term obligations (f)	1,493.4	2,058.4	2,529.7	3,215.2	3,073.5

Other Data
Cash flow provided by operating activities	$110.9	$175.2	$78.8	$212.7	$289.9
Cash flow provided by (used in) investing activities (g)	383.2	392.6	(185.4)	(371.8)	(244.7)
Cash flow (used in) provided by financing activities (h)	(544.6)	(514.5)	87.6	109.0	(48.8)
Capital expenditures (i)	(283.6)	(182.3)	(196.9)	(367.2)	(255.5)

Form 10-K Part II	Cincinnati Bell Inc.

(a)
Results for 2012 and 2011 include the revenues and expenses of CyrusOne Inc. ("CyrusOne"), our former data center business. During 2013, CyrusOne results are included for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne's operating results in our consolidated financial statements. See Notes 1 and 4 to the consolidated financial statements.

(b)
Other operating costs and losses consist of restructuring charges (reversals), transaction-related compensation, curtailment loss (gain), loss(gain) on disposal of assets - net, impairment of assets and transaction costs.

(c)	Losses represent our equity method share of CyrusOne's losses. Effective December 31, 2015, our ownership in CyrusOne is now accounted for using the cost method.

(d)
In 2015, we recorded a gain resulting from the sale of 20.3 million partnership units of CyrusOne LP to CyrusOne, Inc. and the sale of 1.4 million shares of CyrusOne's common stock. In 2014, we recorded a gain resulting from the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne, Inc.

(e)	Total assets include current and noncurrent assets from discontinued operations.

(f)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, other noncurrent liabilities and noncurrent liabilities from discontinued operations. See Notes 3, 8, 9, and 12 to the consolidated financial statements for discussions related to 2015 and 2014.

(g)
In 2015, cash from investing activities included $643.9 million of proceeds from the sale of 20.3 million partnership units of CyrusOne LP to CyrusOne Inc. and the sale of 1.4 million shares of CyrusOne's common stock. In 2014, cash from investing activities included $355.9 million of proceeds from the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne Inc. and $194.4 million of proceeds from the sale of wireless spectrum licenses.

(h)
Cash used in financing activities for 2015 includes the repayment of $300.0 million 8 3/4% Senior Subordinated Notes due 2018, $182.7 million of 8 3/8% Senior Notes due 2020, $13.7 million of 7 1/4% Notes due 2023 and $5.8 million of CBT Notes. Cash used in financing activities for 2014 includes the repayment of $325.0 million 8 3/4% Senior Subordinated Notes due 2018 and repayment of $22.7 million 8 3/8% Senior Notes due 2020.

(i)	Capital expenditures include capital expenditures from discontinued operations.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Consolidated revenue totaling $1,167.8 million for the year ended December 31, 2015 increased compared to the prior year as strategic revenue growth more than offset the impact of no longer providing backhaul service to our discontinued wireless operations and declines from legacy and integration products. Revenue from our strategic products totaled $536.6 million in 2015, up 21% compared to 2014. Operating income in 2015 was $128.0 million, down from the prior year due in large part to increased costs associated with accelerating the construction of our fiber network and costs absorbed as a result of winding down wireless operations.
Income from continuing operations totaled $290.8 million for the year ended December 31, 2015, primarily due to the $449.2 million gain on the sale of a portion of our CyrusOne investment. Income from discontinued operations, net of tax, for the year ended December 31, 2015 was $62.9 million. As of March 31, 2015, there were no subscribers remaining on the wireless network, and we no longer required the use of the wireless spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in our financial results during the first quarter of 2015. In addition, on April 1, 2015, we transferred certain other assets related to our wireless business to the purchaser, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015.
The Company sold a combined 21.7 million CyrusOne partnership units and common shares for cash totaling $643.9 million during 2015. The cash generated from these transactions was primarily used to manage our debt. In total, during 2015, we repaid $531.7 million of debt, reducing interest payments by approximately $42 million annually. As a result, our consolidated debt leverage as defined by our Corporate Credit Agreement was 4.3x as of December 31, 2015. If our leverage was further adjusted for our remaining 9.5% ownership in CyrusOne, which was valued at $257.9 million, as of December 31, 2015, our leverage would be 3.4x.
See “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company's Annual Report on Form 10-K for further details on the Company's 2015 financial results.

Form 10-K Part II	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Service revenue
Entertainment and Communications	$735.0	$728.8	$6.2	1%	$718.0	$10.8	2%
IT Services and Hardware	198.0	161.4	36.6	23%	138.7	22.7	16%
Data Center Colocation	—	—	—	n/m	15.2	(15.2)	n/m
Total service revenue	$933.0	$890.2	$42.8	5%	$871.9	$18.3	2%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact from no longer providing backhaul services to our former wireless segment and legacy and integration declines. IT Service and Hardware increased primarily due to growth from all of our strategic services.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Product revenue
Entertainment and Communications	$7.4	$10.7	$(3.3)	(31)%	$5.7	$5.0	88%
IT Services and Hardware	227.4	260.6	(33.2)	(13)%	195.8	64.8	33%
Total product revenue	$234.8	$271.3	$(36.5)	(13)%	$201.5	$69.8	35%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers in our IT Services and Hardware segment. In 2014, we entered into agreements to sell Verizon wireless handsets and accessories at our retail locations generating revenue of $3.1 million and $5.7 million in 2015 and 2014, respectively.
Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Cost of services
Entertainment and Communications	$319.9	$290.2	$29.7	10%	$273.2	$17.0	6%
IT Services and Hardware	152.6	126.0	26.6	21%	108.4	17.6	16%
Data Center Colocation	—	—	—	n/m	4.6	(4.6)	n/m
Total cost of services	$472.5	$416.2	$56.3	14%	$386.2	$30.0	8%
Cost of services increased in both periods due to growth in our strategic products. Entertainment and Communications costs also increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Cost of products
Entertainment and Communications	$6.3	$8.3	$(2.0)	(24)%	$4.5	$3.8	84%
IT Services and Hardware	191.8	223.2	(31.4)	(14)%	170.6	52.6	31%
Total cost of products	$198.1	$231.5	$(33.4)	(14)%	$175.1	$56.4	32%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products was impacted by costs associated with the agreement to sell Verizon Wireless products and services at our retail locations.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Selling, general, and administrative
Entertainment and Communications	$146.2	$133.0	$13.2	10%	$131.7	$1.3	1%
IT Services and Hardware	53.5	51.0	2.5	5%	44.1	6.9	16%
Data Center Colocation	—	—	—	0%	2.4	(2.4)	n/m
Corporate	19.4	20.2	(0.8)	(4)%	9.7	10.5	n/m
Total selling, general and administrative	$219.1	$204.2	$14.9	7%	$187.9	$16.3	9%
Entertainment and Communications SG&A costs were up in 2015 primarily due to store costs, an increase in our sales force to support our fiber acceleration strategy and a one-time pension charge related to our excess benefit plan totaling $3.8 million. In 2014, Entertainment and Communications costs were primarily up due to costs incurred associated with outsourcing certain IT functions. Increased IT Services and Hardware SG&A costs were primarily related to higher payroll and headcount related costs to support the growth for our strategic products. Corporate SG&A stock-based compensation expense increased in both periods due to changes in our stock price. In 2015, this increase was partially offset by lower contract services. In 2014, employee related costs were higher than the prior year.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Depreciation and amortization expense
Entertainment and Communications	$129.2	$115.7	$13.5	12%	$112.2	$3.5	3%
IT Services and Hardware	12.3	11.7	0.6	5%	10.5	1.2	11%
Data Center Colocation	—	—	—	0%	5.2	(5.2)	n/m
Corporate	0.1	0.2	(0.1)	(50)%	0.5	(0.3)	(60)%
Total depreciation and amortization expense	$141.6	$127.6	$14.0	11%	$128.4	$(0.8)	(1)%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network.

Form 10-K Part II	Cincinnati Bell Inc.

Other operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Other operating costs
Restructuring charges (reversals)	$6.0	$(0.4)	$6.4	n/m	$13.5	$(13.9)	n/m
Transaction-related compensation	—	—	—	n/m	42.6	(42.6)	n/m
Curtailment loss (gain)	0.3	—	0.3	n/m	(0.6)	0.6	n/m
Loss (gain) on sale of disposal of assets, net	0.8	(0.3)	1.1	n/m	(1.1)	0.8	(73)%
Impairment of assets	—	4.6	(4.6)	n/m	—	4.6	n/m
Transaction costs	1.4	1.2	0.2	17%	1.6	(0.4)	(25)%
In 2015, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiative and lease abandonments. Charges incurred in 2015 include $3.3 million of severance costs for employee separations related to the discontinuation of our cyber-security product offering and the integration of our business market teams. Third party consultant costs associated with integrating each segment's business markets team totaled $2.4 million, and $0.3 million was incurred related to a lease abandonment. Restructuring charges incurred in 2013 represented severance costs, expenses related to lease abandonments and fees associated with a workforce optimization project.
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
Impairment charges totaling $4.6 million in 2014 were recorded for the abandonment of an internal use software project related to the Entertainment and Communications segment.
Transaction costs incurred in 2015 primarily represent fees for exploring opportunities to increase the scale of our IT Services and Hardware Segment. Transaction costs incurred in 2014 represent legal fees associated with the sale of our wireless assets and fees associated with new equity method investments. In 2013, costs represent expenses associated with exploring strategic alternatives for our former wireless business and consulting costs associated with the CyrusOne IPO.
Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Non-operating costs
Interest expense	$103.1	$145.9	$(42.8)	(29)%	$176.0	$(30.1)	(17)%
Loss on extinguishment of debt	20.9	19.6	1.3	7%	29.6	(10.0)	(34)%
Loss from CyrusOne investment	5.1	7.0	(1.9)	(27)%	10.7	(3.7)	(35)%
Gain on Sale of CyrusOne investment	(449.2)	(192.8)	(256.4)	n/m	—	(192.8)	n/m
Other income, net	(2.5)	(1.9)	(0.6)	32%	(3.3)	1.4	(42)%
Income tax expense (benefit)	159.8	81.4	78.4	96%	(8.3)	89.7	n/m
Income (loss) from discontinued operations, net of tax	62.9	(42.1)	105.0	n/m	10.2	(52.3)	n/m
Interest expense decreased due to the Company primarily using proceeds from the sale of a portion of its CyrusOne investment to repay debt. During 2015, 2014, and 2013, we repaid debt totaling $531.7 million, $376.5 million and $530.8 million, respectively. Certain debt repayments in each period resulted in a loss on extinguishment of debt.

Form 10-K Part II	Cincinnati Bell Inc.

In 2015, the Company recognized a gain of $412.9 million on the sale of 20.3 million CyrusOne LP partnership units and a gain of $36.3 million on the sale of 1.4 million CyrusOne common stock units. In the second quarter of 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million CyrusOne LP partnership units.
Income tax expense related to continuing operations was higher in 2015 and 2014 compared to the prior year due primarily to higher income before tax as a result of the increased gain on the sale of our CyrusOne LP units and common shares. In 2013, the tax benefit was a result of loss before income taxes offset by a valuation allowance provision of $10.7 million for Texas margin credits, which effective with CyrusOne's IPO, are uncertain of being realized before their expiration date.
The Company has certain non-deductible expenses, including interest on securities originally issued to acquire its broadband business (the "Broadband Securities") or securities that the Company has subsequently issued to refinance the Broadband Securities. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates primarily due to the non-deductible expenses associated with the Broadband Securities. The Company uses federal and state net operating losses to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, totaling $8.8 million in 2015. The Broadband Securities were repaid in full during 2015.
Effective March 31, 2015, we discontinued operating our wireless business as there were no subscribers remaining on the network. As a result, we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on sale of wireless spectrum licenses, which had previously been deferred, was recognized during the three months ended March 31, 2015. On April 1, 2015, we transferred certain other wireless assets to the purchaser, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015. These gains were partially offset by operating losses as we continued to incur costs during the wind down of the wireless business.

Form 10-K Part II	Cincinnati Bell Inc.

Discussion of Operating Segment Results
The Company manages its business based upon product and service offerings. As of December 31, 2015, 2014, and 2013, we operated two business segments: Entertainment and Communications and IT Services and Hardware. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of our investment in CyrusOne, see Note 1 and Note 4 of Notes to Consolidated Financial Statements. For further details of Discontinued Operations, see Note 1 and Note 3 of Notes to Consolidated Financial Statements.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, video, local voice, long distance, VoIP and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014	2013	2014 vs. 2013	2014 vs. 2013
Revenue	$743.7	$740.7	$3.0	0%	$724.8	$15.9	2%
Operating costs and expenses:
Cost of services and products	331.5	306.2	25.3	8%	286.3	19.9	7%
Selling, general and administrative	150.9	136.2	14.7	11%	132.7	3.5	3%
Depreciation and amortization	129.2	115.7	13.5	12%	112.2	3.5	3%
Restructuring charges (reversals)	1.6	(0.5)	2.1	n/m	9.1	(9.6)	n/m
Curtailment loss (gain)	0.3	—	0.3	n/m	(0.6)	0.6	n/m
Loss (gain) on sale or disposal of assets	0.3	(0.4)	0.7	n/m	(1.1)	0.7	64%
Impairments of assets	—	4.6	(4.6)	n/m	—	4.6	n/m
Total operating costs and expenses	613.8	561.8	52.0	9%	538.6	23.2	4%
Operating income	$129.9	$178.9	$(49.0)	(27)%	$186.2	$(7.3)	(4)%
Operating margin	17.5%	24.2%		(6.7)	25.7%		(1.5)
Capital expenditures	$269.5	$163.7	$105.8	65%	$162.6	$1.1	1%

Metrics (in thousands):
Fioptics units passed	432.0	335.0	97.0	29%	276.0	59.0	21%

Internet subscribers:
DSL	133.7	156.2	(22.5)	(14)%	188.5	(32.3)	(17)%
Fioptics	153.7	113.7	40.0	35%	79.9	33.8	42%
Total internet subscribers	287.4	269.9	17.5	6%	268.4	1.5	1%

Fioptics video subscribers	114.4	91.4	23.0	25%	74.2	17.2	23%

Residential voice lines:
Legacy	146.4	181.6	(35.2)	(19)%	223.5	(41.9)	(19)%
Fioptics	71.4	56.7	14.7	26%	47.9	8.8	18%
Total residential voice lines	217.8	238.3	(20.5)	(9)%	271.4	(33.1)	(12)%
Business voice lines:
Legacy	215.4	238.0	(22.6)	(9)%	253.9	(15.9)	(6)%
VoIP*	89.5	70.0	19.5	28%	54.0	16.0	30%
Total business voice lines	304.9	308.0	(3.1)	(1)%	307.9	0.1	0%
Total voice lines	522.7	546.3	(23.6)	(4)%	579.3	(33.0)	(6)%

Long distance lines:
Residential	199.4	212.5	(13.1)	(6)%	236.2	(23.7)	(10)%
Business	140.3	150.3	(10.0)	(7)%	157.9	(7.6)	(5)%
Total long distance lines:	339.7	362.8	(23.1)	(6)%	394.1	(31.3)	(8)%

* VoIP lines include Fioptics voice lines

Form 10-K Part II	Cincinnati Bell Inc.

Revenue
The following table illustrates our revenue by market: Consumer, Business and Carrier. Our products within each market have been classified as either Strategic, Legacy or Integration.

	Year ended December 31,
(dollars in millions)	2015	2014	2013
Revenue:
Consumer
Strategic
Data	$72.7	$48.4	$29.7
Voice	19.7	17.7	14.9
Video	94.8	73.9	53.1
Services and other	3.7	4.0	4.1
	190.9	144.0	101.8
Legacy
Data	49.5	58.5	59.9
Voice	86.1	101.1	122.7
Services and other	6.7	7.7	8.2
	142.3	167.3	190.8
Integration
Services and other	7.7	11.2	6.0
Total consumer revenue	$340.9	$322.5	$298.6

Business
Strategic
Data	$89.6	$83.6	$74.1
Voice	42.5	35.9	31.8
Video	1.8	1.6	1.5
Services and other	3.2	3.8	5.7
	137.1	124.9	113.1
Legacy
Data	23.2	27.6	31.3
Voice	123.6	134.2	144.7
Services and other	1.3	1.2	2.2
	148.1	163.0	178.2
Integration
Services and other	2.6	4.7	6.7
Total business revenue	$287.8	$292.6	$298.0

Carrier
Strategic
Data	$37.7	$41.6	$37.7
Legacy
Data	50.1	49.9	53.2
Voice	20.0	24.6	28.1
Services and other	7.2	9.5	9.2
	77.3	84.0	90.5
Total carrier revenue	115.0	125.6	128.2

Total Entertainment and Communications revenue	$743.7	$740.7	$724.8

Form 10-K Part II	Cincinnati Bell Inc.

Consumer
Consumer market revenue has increased each of the previous two years due to Fioptics growth offsetting legacy access line and DSL subscriber loss. Our Fioptics internet subscriber base increased 35% and average revenue per user ("ARPU") was up 14% in 2015. During 2014, the Fioptics internet subscriber base increased 33% with ARPU growing 19%. Fioptics video subscribers increased 27% and 25% in 2015 and 2014, respectively, in addition to a 1% and 7% increase in ARPU. Video ARPU growth rates decelerated in 2015 as a result of increased promotional pricing due to increased competition.
The Company continues to lose access and long distance lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service and customers electing other service providers. The Company also continues to experience DSL subscriber loss as a result of customers migrating to Fioptics or an alternative internet provider, particularly in areas that have not been upgraded to Fioptics.
Integration revenue increased in 2014 primarily due to $5.7 million of revenue generated through an agreement to sell Verizon wireless product and services at our retail locations. Revenue from selling these products totaled $3.1 million in 2015. We discontinued the sale of Verizon handsets at our retail locations effective January 31, 2016.
Business
Data revenue from our business customers has increased as customers migrate from our legacy product offerings. Voice revenue declined $6.4 million in 2014 and $4.0 million in 2015 as the growth in VoIP lines continues to mitigate legacy voice line loss and the migration of certain customers to national providers. In total, business voice lines were consistent during 2014 and decreased 1% in 2015. In addition, service and other revenue has declined each year primarily due to lower maintenance and service center revenue.
Carrier
Carrier revenue declined in 2015 primarily due to no longer providing backhaul services to our discontinued wireless operations. The declines were partially offset by $4.7 million of one-time revenue associated with the construction of small cell site locations completed in 2015. In addition, switched access revenue decreased in 2015 and 2014 in part due to FCC mandated reductions of terminating switched access rates. These declines are expected to continue in 2016.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $17.4 million and $14.1 million in 2015 and 2014, respectively. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Costs associated with selling Verizon handsets and accessories totaled $2.8 million in 2015 and $4.3 million in 2014. In 2014, operating tax expenses increased by $6.6 million due to an increase in Universal Service Fund ("USF") taxes and property taxes. These increases were partially offset by a decline in payroll related costs due to lower pension and post-retirement expense. In 2015, rent expense increased $2.7 million as a result of signing a new lease in the second half of 2014 for additional floor space at our corporate headquarters. Network and materials costs increased in 2014 and 2015 as we continue to accelerate our fiber investment.
SG&A expenses were up in 2015 primarily as a result of increased costs absorbed from shutting down our wireless operations and accelerating the build-out of Fioptics. Retail center costs and the additions to our sales force increased costs $7.1 million in 2015. In addition, marketing and advertising costs increased $1.6 million compared to 2014 as we increased our Fioptics promotional efforts. During the second quarter of 2015, we incurred a one-time charge related to our excess pension benefit plan totaling $3.8 million. The remaining increase was primarily due to increased payroll benefits. SG&A expenses increased in 2014 compared to 2013 due to software development costs and consulting fees totaling $3.8 million associated with outsourcing certain IT functions. Payroll related costs were up $1.8 million in 2014 as we prepared for the acceleration of our fiber investments. These increases were offset by lower advertising, bad debt and other miscellaneous expenses.
Restructuring charges in 2015 were primarily related to employee severance as we continue to identify opportunities to integrate the business markets within each of our segments. The reversal of restructuring charges in 2014 was due to re-occupying certain office space previously vacated. In 2013, restructuring charges included employee separation costs of $4.6 million, lease abandonment charges of $3.9 million and contract termination charges of $0.6 million.
Impairment charges totaling $4.6 million in 2014 were recorded for the abandonment of an internal use software project.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Expenditures

(dollars in millions)	2015	2014	2013
Fioptics capital expenditures
Construction	$86.5	$50.0	$45.6
Installation	50.2	24.3	25.3
Other	42.8	18.8	8.6
Total Fioptics	179.5	93.1	79.5

Other strategic	44.4	26.9	35.1
Maintenance	45.6	43.7	48.0
Total capital expenditures	$269.5	$163.7	$162.6
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. During 2015, 2014 and 2013, we passed 97,000, 59,000 and 71,000 addresses with Fioptics, respectively. As of December 31, 2015, the Company is able to provide its Fioptics services to 432,000 residential and business addresses, or 53% of our operating territory. Fioptics installation costs increased in 2015 due to increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics related costs include costs to expand core network capacity and for enhancements to the customer experience.
Other strategic capital expenditures are for success-based fiber builds for business and carrier projects.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and United Kingdom. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2015	2014	2015 vs. 2014	2015 vs. 2014		2013	2014 vs. 2013	2014 vs. 2013
Revenue	$435.4	$433.0	$2.4	1%		$344.1	$88.9	26%
Operating costs and expenses:
Cost of services and products	345.2	350.0	(4.8)	(1)%		279.8	70.2	25%
Selling, general and administrative	54.0	51.5	2.5	5%		44.6	6.9	15%
Depreciation and amortization	12.3	11.7	0.6	5%		10.5	1.2	11%
Restructuring charges	2.8	—	2.8	n/m		0.7	(0.7)	n/m
Loss on sale or disposal of assets	0.5	—	0.5	n/m		—	—	n/m
Total operating costs and expenses	414.8	413.2	1.6	0%		335.6	77.6	23%
Operating income	$20.6	$19.8	$0.8	4%		$8.5	$11.3	n/m
Operating margin	4.7%	4.6%		0.1	pts	2.5%		2.1	pts
Capital expenditures	$14.0	$11.9	$2.1	18%		$10.6	$1.3	12%
Revenue
The following IT services and hardware products have either been classified as strategic or integration:

	Year ended December 31,
(dollars in millions)	2015	2014	2013
Strategic business revenue
Professional services	$90.4	$70.2	$63.9
Management and monitoring	31.0	24.8	19.2
Unified communications	27.1	22.9	18.6
Cloud services	30.9	20.8	16.4
Total strategic business revenue	179.4	138.7	118.1

Integration business revenue
Professional services	15.1	16.4	11.7
Management and monitoring	—	0.4	0.4
Unified communications	10.7	12.2	13.0
Telecom and IT hardware	230.2	265.3	200.9
Total integration business revenue	256.0	294.3	226.0
Total IT Services and Hardware revenue	$435.4	$433.0	$344.1
We continue to generate revenue growth across all of our strategic products. During 2015 and 2014, our professional services group increased billable headcount and utilization with our existing customer base. In 2013, our professional service group began designing an infrastructure that enables secure, efficient access to data, internet, and shared and cloud applications of our customers' intellectual property. This new service generated an additional $6.3 million in 2015 and $2.5 million of revenue in 2014. Professional services revenue totaling $3.4 million in 2015 also includes one-time charges for the design and build of a new customer's managed service infrastructure.

Form 10-K Part II	Cincinnati Bell Inc.

The growth in management and monitoring, unified communications and cloud services has primarily been driven by the increase in devices monitored, voice profiles and virtual machines within our current customer base. Additionally, there were new significant contracts signed in 2015 and 2014 with enterprise customers and revenue growth from an existing statewide unified communications engagement with a government entity.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions.
Operating Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount related costs. In 2015, costs of Telecom and IT hardware sales decreased $32.0 million compared to 2014. These costs increased $52.6 million in 2014 as related to 2013. In both periods, payroll and contractor costs increased to support the growth of our strategic products.
Selling, general and administrative expenses also increased during both periods due to increased payroll and headcount related costs to support strategic revenue growth.
Restructuring charges during 2015 consisted of employee severance and project related costs for the integration of each segment's business markets and the discontinuation of our advanced cyber-security product offering in the first quarter of 2015. We also abandoned office space in Canada that is no longer in use.
Capital Expenditures
Capital expenditures have increased due to higher spending on equipment to support the growth of our strategic products.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $22.5 million in 2015, $21.8 million in 2014 and $58.1 million in 2013.
Corporate costs increased by $0.7 million in 2015 compared to the prior year, driven largely by $1.7 million in additional stock-based compensation expense as a result of changes in our stock price and additional restructuring charges. These increases were partially offset by lower legal expenses. Corporate costs decreased by $36.3 million in 2014 compared to the prior year, driven largely by the $42.6 million of transaction related compensation payments recorded in 2013 as a result of the successful IPO of CyrusOne. Restructuring charges were down $3.6 million in 2014 due primarily to severance and consulting fees incurred during 2013 associated with a workforce optimization initiative. The decrease was partially offset by $4.5 million in additional stock-based compensation expense as a result of changes in our stock price. Employee related costs were also up in 2014 as a result of increased healthcare, disability and insurance costs.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2015, 2014 and 2013, we generated $110.9 million, $175.2 million and $78.8 million, respectively, of cash flows from operations. In 2015 and 2014, proceeds from the monetization of our CyrusOne investment totaled $643.9 million and $355.9 million, respectively. The Company also received cash totaling $194.4 million from the sale of its wireless spectrum licenses in 2014. Dividends of $22.2 million, $28.4 million and $21.3 million were received from our investment in CyrusOne in 2015, 2014 and 2013, respectively.

Our primary uses of cash are capital expenditures and debt service. In 2015, 2014 and 2013, capital expenditures were $283.6 million, $182.3 million and $196.9 million, respectively. Capital expenditures were higher in 2015 primarily due to an $86.4 million increase in expenditures for expanding Fioptics coverage. Based on the continued demand for our fiber-based products and IT solutions, we expect 2016 total capital expenditures to range between $265 - $275 million. In 2015, 2014 and 2013, debt repayments were $531.7 million, $376.5 million and $530.8 million, respectively. In 2015, the Company redeemed $300.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018, $182.7 million of the outstanding 8 3/8% Senior Notes due 2020, $13.7 million of the outstanding 7 1/4% Notes due 2023 and $5.8 million of the outstanding CBT Notes.

Interest payments were $108.5 million, $153.1 million and $179.5 million in 2015, 2014 and 2013, respectively. Interest payments have declined as we have primarily used cash proceeds from the monetization of our CyrusOne investment and sale of wireless spectrum licenses to repay debt. The decrease from 2013 to 2014 was also due to the extinguishment of the 8 1/4% Senior Notes due 2017 in October 2013, partially offset by interest on the Tranche B term loan facility. Our contractual debt maturities in 2016, including capital lease obligations, are $13.8 million and associated contractual interest payments are expected to be approximately $75 million.

To a lesser extent, cash is also used to fund our pension obligations, pay preferred stock dividends, and repurchase shares of common stock when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $10.3 million, $19.7 million and $42.1 million in 2015, 2014 and 2013, respectively. There are no cash contributions required to our qualified pension plans for 2016. Dividends paid on preferred stock were $10.4 million in each of 2015, 2014 and 2013. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2016. No common shares were repurchased in 2015, 2014 or 2013. As of December 31, 2015, management has authority to repurchase additional common shares with a value of up to $129.2 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that it is not limited by restrictions in the Corporate Credit Agreement, cash is available, and management believes the share price offers an attractive value.

As of December 31, 2015, we had $272.7 million of short-term liquidity, comprised of $7.4 million of cash and cash equivalents, $175.0 million of undrawn capacity on our Corporate Credit Agreement's revolving credit facility and $90.3 million available under the Receivables Facility. The Receivables Facility permits maximum borrowings of up to $120.0 million and is subject to annual renewal. As of December 31, 2015, the Company had $17.6 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $114.2 million. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants

As of December 31, 2015, the Company had $1.2 billion of outstanding indebtedness and an accumulated deficit of $2.8 billion. A significant amount of indebtedness was previously incurred from the purchase and operation of a national broadband business, which was sold in 2003. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy the above-mentioned long-term debt obligations. The Company has no significant debt maturities until 2020. Contractual debt maturities, including capital leases, are $13.8 million in 2016, $10.6 million in 2017, $27.0 million in 2018, $9.2 million in 2019, $987.4 million in 2020 and $199.3 million thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we are not required to make any contributions to our qualified pension plans in 2016. Funding requirements for subsequent years are uncertain and will significantly depend on future actuarial assumption changes. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

As of December 31, 2015, the fair value of our ownership interest in CyrusOne was $257.9 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to manage our debt and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement.

On November 20, 2012, the Company entered into a new Corporate Credit Agreement which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. In the fourth quarter of 2014, the Company amended and restated its Corporate Credit Agreement to, among other things, modify certain financial covenants governing leverage ratios and capital expenditures. Effective with the sale of our 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. The Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement on April 6, 2015. Effective with the sale of 14.3 million CyrusOne LP operating partnership units on April 7, 2015, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term. The Corporate Credit Agreement's revolving credit facility has a maturity date of July 15, 2017. Borrowings under the Corporate Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company. The Corporate Credit Agreement contains financial covenants that require us to maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual basis. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $626.4 million in the aggregate over the next three years. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the credit facility would be available until the default was waived or cured. As of December 31, 2015, the Company was in compliance with the Corporate Credit Agreement covenants.

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Senior Secured Leverage Ratio, as of and for the year ended December 31, 2015:

(dollars in millions)
Consolidated Senior Secured Leverage Ratio	2.64
Maximum ratio permitted for compliance	3.50
Consolidated Senior Secured Funded Indebtedness additional availability	$251.4
Consolidated EBITDA clearance over compliance threshold	$71.8
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed on September 10, 2013.

Form 10-K Part II	Cincinnati Bell Inc.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million because its Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2015. The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne proceeds, subject to a $35 million annual cap with carryovers.

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

Public Bond Indentures

The Company’s public debt, which includes the 8 3/8% Senior Notes due 2020, contains covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its public debt indentures as of December 31, 2015.

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of December 31, 2015, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company has access to the restricted payments basket which exceeded $950 million as of December 31, 2015.

Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2015 was $110.9 million, a decrease of $64.3 million compared to 2014. The decrease is primarily due to the Company using $28.0 million of cash in 2015 for shutting down wireless operations compared to the wireless business generating $28.2 million of cash from operations in 2014. The remaining decrease is due to higher usage of working capital, primarily associated with the growth of our strategic products. These decreases were offset by a $44.6 million decline in interest payments and pension and postretirement payments being $10.8 million lower than 2014.

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

Cash flows from investing activities

Cash flows provided by investing activities were $383.2 million in 2015, a decrease of $9.4 million compared to the prior year. The decrease in 2015 was driven by a $101.3 million increase in capital expenditures, primarily related to the acceleration of our fiber investment, and the $194.4 million of cash proceeds received on the sale of wireless spectrum licenses in the third quarter of 2014. These decreases were offset by a $288.0 million increase in the cash proceeds from the sale of the Company's CyrusOne investment in 2015 compared to the proceeds received in 2014. Dividends received from CyrusOne were down $6.2 million compared to the prior year.

Cash flows provided by investing activities were $392.6 million in 2014 compared to cash used by investing activities of $185.4 million in 2013. The increase in 2014 compared to the prior year is primarily due to the $355.9 million of cash proceeds received on the sale of the Company's CyrusOne investment, in addition to cash proceeds totaling $194.4 million that were received as a result of the completed wireless spectrum license sale. The deconsolidation of CyrusOne in 2013 increased cash used in investing activities by $19.5 million for the period January 1, 2013 through January 23, 2013. Excluding CyrusOne, capital expenditures in 2014 were down $6.9 million from the prior year largely due to a decreased investment in the wireless network. Dividends received from CyrusOne were up $7.1 million compared to 2013.

Proceeds from the sale of assets were $1.0 million in 2015 and $2.0 million in 2014 and 2013, respectively. Other cash used in investing activities totaled $0.3 million and $5.8 million in 2015 and 2014, respectively, and are the result of two equity method investments.

Cash flows from financing activities

Cash flows used by financing activities were $544.6 million in 2015. Debt repayments totaling $531.7 million were primarily due to the redemption of $300.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at 102.188%, the redemption of $182.7 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 105.543% and the redemption of $13.7 million of the outstanding 7 1/4% Notes due 2023 at 99.853% in the fourth quarter. In addition, $5.8 million of the outstanding CBT Notes were redeemed at an average rate of 90.840% in the fourth quarter. In 2015, we repaid $1.6 million of the outstanding balances on the Corporate Credit Agreement and Receivables Facility.

Cash flows used by financing activities were $514.5 million in 2014. Debt repayments totaling $376.5 million were primarily due to the redemption of $325.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at 104.375% and the $22.7 million repayment of the outstanding 8 3/8% Senior Note due 2020 at par. In addition, cash proceeds from the sale of the wireless spectrum licenses were used to repay $127.0 million on the Corporate Credit Agreement and Receivables Facility.

Cash flows provided by financing activities were $87.6 million in 2013. The Company received $529.8 million in net proceeds from the Tranche B Term Loan on September 10, 2013. In 2013, the Company also had net borrowings of $54.2 million under its Receivables Facility and $40.0 million under its Corporate Credit Agreement. We also received cash proceeds of $7.1 million from the exercise of stock options and warrants. Proceeds of the Tranche B Term Loan were used to redeem all of the Company's $500.0 million 8 1/4% Senior Notes on October 15, 2013 at a redemption price of 104.125%.

Dividends paid on preferred stock totaled $10.4 million in 2015, 2014 and 2013.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends
Entertainment and Communications
For the second consecutive year, we generated year-over-year Entertainment and Communications revenue growth as demand for Fioptics and fiber-based products more than offset revenue declines from our legacy products. During 2015, we invested $223.9 million in our strategic Entertainment and Communications products and revenue from these products increased 18%, totaling $365.7 million for the year.
The Company's primary strategic product for residential customers is Fioptics, which is available to 432,000 addresses or approximately 53% of Greater Cincinnati. In 2015, we invested $86.5 million to pass 97,000 homes with Fioptics and capital expenditures related to customer installations totaled $50.2 million. In addition, we invested $42.8 million to enhance the user experience as well as upgrade the network core and related equipment to support increased subscriber growth. Fioptics revenue totaled $190.8 million in 2015, up 34% compared to the prior year as demand for the product remains strong. Our Fioptics high-speed subscribers increased by 35% from a year ago, totaling 153,700 as of December 31, 2015. Fioptics video subscribers totaled 114,400 at year-end, up 25% from 2014.
During 2016, we expect to encounter continued competition related to providing data, voice and video services as demand for faster data speeds continues to increase. In 2016, we plan to invest approximately $160 million in Fioptics, including construction, installation and value-added services. Our goal is to pass an additional 70,000 addresses during the year. In addition, in March 2016 we are launching our "MyTV" service, which gives consumers the ability to tailor content packages to their specific interests and simultaneously maximize the value of their monthly subscriptions.
Strategic revenue from business customers totaled $137.1 million (including $10.0 million from Fioptics), up 10% from a year ago. Strategic revenue from carrier customers totaled $37.7 million, up 5% compared to the prior year after excluding revenue from services provided to our discontinued wireless business. For our business and carrier customers, strategic products include: high-speed internet and data transport, audio conferencing, as well as VoIP and other broadband services, including private line and MPLS. In 2015, we invested $44.4 million in capital expenditures for fiber builds, which bring measurable deal driven returns from our business customers. The Company has connected approximately 7,500 business buildings with fiber-based services (also referred to as a lit building), including more than 630 multi-tenant units (MTU's) lit with fiber, expanding the fiber network to more than 8,100 route miles. We also provide cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber. We expect to continue to light additional MTU's and towers with fiber during 2016 to address customer demand.
In 2016, including our Fioptics capital expenditures, we expect to invest approximately $210 to $220 million in our strategic products, and believe the growth in our strategic product revenue will continue to more than offset the decline from our legacy products, which include local voice, DSL, long distance and low-bandwidth data transport services. Revenue from legacy products totaled $367.7 million in 2015, down 11% compared to the prior year due to a 14% loss of legacy voice lines and a 6% loss of long distance lines as wireless substitution continues. DSL subscribers also decreased in 2015, and the trend is expected to continue as customers switch to higher speed services, such as our Fioptics product.
IT Services and Hardware

Revenue for strategic IT services was $179.4 million in 2015, up 29%, driven by higher customer demand for professional services and managed service offerings such as management and monitoring, unified communications and cloud services. Our goal is to generate similar growth rates in 2016 in addition to exploring alternatives to increase the scale of our IT services and Hardware segment. We will continue to foster ongoing relationships with our customers, and we are also focused on enhancing our presence with small and mid-size businesses located in and around Greater Cincinnati. As we successfully migrate customers from legacy solutions onto our fiber network, our results indicate we are able to increase average revenue per customer once this transition occurs.
Demand for Telecom and IT hardware is cyclical in nature. That is, in periods of fiscal restraint, a customer may defer these capital purchases and, instead, use its existing equipment for a longer period of time. Consequently, Telecom and IT Hardware sales in 2016 are somewhat dependent on the business economy and outlook in 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015 and includes contractual obligations associated with discontinued operations:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$1,179.7	$5.9	$28.6	$990.2	$155.0
Capital leases (2)	67.6	7.9	9.0	6.4	44.3
Interest payments on long-term debt, capital leases, and other financing arrangements (3)	453.0	76.2	149.9	139.7	87.2
Non-cancellable operating lease obligations	37.0	3.9	6.3	4.8	22.0
Purchase obligations (4)	165.6	140.7	24.3	0.6	—
Pension and postretirement benefits obligations (5)	67.6	12.4	17.0	21.0	17.2
Unrecognized tax benefits (6)	27.6	—	—	—	27.6
Other liabilities (7)	28.1	12.1	2.8	1.0	12.2
Total	$2,026.2	$259.1	$237.9	$1,163.7	$365.5

(1)	Long-term debt excludes net unamortized discounts and premiums.

(2)	Includes capital lease obligations and the associated asset retirement obligations primarily related to wireless towers and vehicles used in the deployment of our fiber network.

(3)
Interest payments on both fixed and variable rate long-term debt, capital leases, and other financing arrangements assuming no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2015.

(4)
Purchase obligations primarily consist of amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

(5)
Included in pension and postretirement benefit obligations are payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2016 include approximately $10 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2016, its contractual obligation related to postretirement obligations only extends through 2016. Amounts for 2016 through 2023 include approximately $38 million of estimated cash contributions to its qualified pension plans, but no contributions are expected to be made until 2018. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)
Includes contractual obligations primarily related to restructuring reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2015. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2015, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2015. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, and, as such, have a greater possibility of producing results that could be materially different than originally reported.
Our most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management views critical accounting policies to be those policies that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. We have discussed our most critical accounting policies, judgments and estimates with our Audit and Finance Committee.
The discussion below addresses major judgments used in:

•	revenue recognition;

•	accounting for allowances for uncollectible accounts receivable;

•	reviewing the carrying value of goodwill;

•	reviewing the carrying values of long-lived assets;

•	accounting for discontinued operations;

•	accounting for income taxes; and

•	accounting for pension and postretirement expenses.

Form 10-K Part II	Cincinnati Bell Inc.

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
With respect to arrangements with multiple deliverables, we determine whether more than one unit of accounting exists in an arrangement. To the extent that the deliverables are separable into multiple units of accounting, total consideration is allocated to the individual units of accounting based on their relative fair value determined by the price of each deliverable when it is regularly sold on a stand-alone basis. Revenue is recognized for each unit of accounting as delivered, or as service is performed, depending on the nature of the deliverable comprising the unit of accounting.
Entertainment and Communications — Revenues from local telephone, data transport, internet products and video services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance, switched access and video usage pay-per-view are billed monthly in arrears. Entertainment and Communications bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. Our estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Initial billings for Entertainment and Communications service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.
Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.
IT Services and Hardware — Services are generally recognized as the service is provided. Maintenance on telephony equipment is deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
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
Discontinued Operations — Postpaid wireless and reciprocal compensation were billed monthly in arrears. Wireless billed service revenue in regular monthly cycles, which were spread throughout the days of the month. As the last day of each billing cycle rarely coincided with the end of the reporting period for usage-based services such as postpaid wireless, we estimated service revenues earned but not yet billed. Our estimates were based upon historical usage, and we adjusted these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Revenue from prepaid wireless service, which was collected in advance, was not recognized upon billing or cash receipt, but rather deferred until the service was provided.
Wireless handset revenue and the related activation revenue were recognized when the products were delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs were also recognized upon handset sale and were generally in excess of the related handset and activation revenue. Termination fees were recognized as revenue to the extent collection was deemed reasonably assured.

Form 10-K Part II	Cincinnati Bell Inc.

Accounting for Allowances for Uncollectible Accounts Receivable — The allowance for uncollectible accounts is determined using historical percentages of credit losses applied to outstanding aged receivables, as well as specific provisions for certain identifiable, potentially uncollectible balances. Management believes its allowance for uncollectible accounts represents a reasonable estimate of future credit losses. However, if one or more of our larger customers were to default on its accounts receivable obligations, or if general economic conditions in our operating area deteriorated, our future credit losses could exceed the amount recognized in the allowance for uncollectible accounts receivable. Most of our outstanding accounts receivable balances are with companies located within our geographic operating areas. As of December 31, 2015 and 2014, receivables with one large customer, GE, comprised 22% and 26%, respectively, of the Company's total accounts receivable. Our Entertainment and Communications and IT Services and Hardware comprise 93% and 7% of the allowance for uncollectible accounts receivable as of December 31, 2015, respectively.
Reviewing the Carrying Value of Goodwill — The Company adheres to the amended guidance under ASC 350-20 in testing goodwill for impairment. Under this revised guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. A qualitative analysis was performed in 2015 and 2014. The Company performs impairment testing of goodwill on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.
Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. No goodwill impairment losses were recognized in 2015, 2014 or 2013.
Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values and discount rate selection. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year.
Reviewing the Carrying Values of Long-Lived Assets — Depreciation of our Entertainment and Communications telephone plant is determined on a straight-line basis using the group depreciation method. Depreciation of other property, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life or term of the lease, including option renewal periods if renewal of the lease is reasonably assured. Repair and maintenance expense items are charged to expense as incurred.
The useful lives of plant and equipment are estimated in order to determine the amount of depreciation expense to be recorded during any reporting period. The majority of Entertainment and Communications' plant and equipment is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Such estimated life of the group is based on historical experience with similar assets, as well as taking into account anticipated technological or other changes.
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets and have a substantial impact on our future operating results. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $28 million.
In the fourth quarter of 2015, we reduced the estimated remaining useful life of our copper plant from 15 years to 7 years as customers are increasingly migrating to fiber-based service offerings from those previously provided by our copper network. As a result of the change in estimate, Entertainment and Communications' depreciation and amortization expense is expected to increase approximately $7 million in 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Management reviews the carrying value of long-lived assets, other than goodwill discussed above, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years.
In the fourth quarter of 2014, an impairment loss of $4.6 million was incurred by the Entertainment and Communications segment to account for an abandoned internal use software project.
Accounting for Discontinued Operations - In accounting for discontinued operations, we follow ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," which requires the recording of the results of operations of a component of an entity that either has been disposed of or is classified as held for sale would be reported as a discontinued operation in the financial statements of the Company.
In the first quarter of 2015, the closing of our wireless operations represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our consolidated financial statements. Accordingly, the Company has recast its prior period results to be comparable with the current discontinued operations presentation with the exception of the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareowners' Deficit and Consolidated Statements of Cash Flows. See Footnote 1 and Footnote 3 for additional disclosures.
Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2012.
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
A valuation allowance of $58.4 million and $64.4 million has been recognized as of December 31, 2015 and 2014, respectively. While the valuation allowance is primarily against state, local, and foreign net operating losses, it also includes $10.2 million of allowances against Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date. In 2015, we reduced the valuation allowance by $2.6 million for expiring net operating losses and state rate changes.
As of December 31, 2015 and 2014, the liability for unrecognized tax benefits was $27.6 million and $27.1 million, respectively. As of December 31, 2015, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $27.3 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
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

Form 10-K Part II	Cincinnati Bell Inc.

Pension plan amendments were approved in May 2013, and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations in the second quarter of 2013. Also, in August 2013, the Company approved several amendments to the postretirement plan that required a remeasurement of the associated benefit obligations. As a result, the Company recorded a $26.1 million reduction to the postretirement liability in the third quarter of 2013. No amendments to the plan were proposed in 2014. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, the Company recognized a curtailment loss of $0.3 million in the three months ended June 30, 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of the pension liability by $1.7 million.
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
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2015 and 2014, the discount rate used to value the pension plans was 3.80% and 3.40%, respectively, while the discount rate used to value the postretirement plans was 3.70% and 3.40%, respectively. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2015.
Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2015 and 2014, the estimated long-term rate of return on pension plan assets was 7.75%. The long-term rate of return on post-retirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts was a loss of 2% in 2015 and gains of 12% in 2014 and 16% in 2013. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2015 and 2014, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5%. As of December 31, 2015, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2020.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow, costs of services and products and selling, general and administrative expenses.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2015:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($25.3)/$25.3	($0.8)/$0.8	($3.9)/$4.3	($0.1)/$0.1
Expected return on assets	+/- 0.5%	n/a	$1.9/($1.9)	n/a	$0.1/($0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$4.2/($3.8)	$0.2/($0.1)
At December 31, 2015 and 2014, unrecognized actuarial net losses were $312.1 million and $332.4 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average expected future working lifetime of active plan participants for the pension and bargained postretirement plans (approximately 9-13 years) and average life expectancy of retirees for the management postretirement plan (approximately 17 years).

Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings ostensibly aimed at promoting competition and deregulation. Although the Act called for a deregulatory framework, the Federal Communications Commission’s ("FCC”) approach has been to maintain significant regulatory restraints on the traditional incumbent local exchange carriers (“ILECs”) while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in and adoption of advanced telecommunications services, particularly broadband Internet access services. In addition, more recently, the FCC has been focusing on efforts that it believes will promote competition, consumer protection, universal service and public safety and national security.
The financial impact of the various federal proceedings depends on many factors including the extent of competition, the timing of the FCC's decisions and the outcome of any appeals of those decisions.
Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare and school and library programs.
In October 2011, the FCC adopted new rules (Report and Order in WC Docket No. 10-90, FCC 11-161, the "Order") aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. The Order capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Under Phase II, $1.8 billion of annual support is available to expand broadband in unserved areas served by price cap ILECs. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support which was available to them. The remaining support will eventually be distributed via a competitive bidding process. Carriers accepting the Phase II support commitment will have the funds available for a six-year period. CBT accepted $2.2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations by the end of 2020.

Form 10-K Part II	Cincinnati Bell Inc.

During 2013, the FCC took several steps to reform the low income support program adopted in 2012 in order to control the cost of this portion of the fund. The reforms, aimed primarily at eliminating waste, fraud and abuse in the Lifeline program require participating carriers to access the National Lifeline Accountability Database before enrolling any new Lifeline subscribers. Although CBT remains a Lifeline provider its Lifeline subscriber base has dropped to less than 5,000 due to the stricter recertification requirements and customer migration to wireless Lifeline providers.
During 2014, the FCC adopted two orders reforming the Schools and Libraries component of the Universal Service Fund. The first order adopted a plan for phasing out support for voice services and allotted $1 billion per year for the next two years for funding Wi-Fi and other services to provide connectivity within schools and libraries. The second order, adopted in late 2014, increased the cap on the Schools and Libraries fund to $3.9 billion per year. These decisions may result in changes in the mix of services that schools and libraries purchase from the Company and will increase the USF assessment on carriers to pay for the increased funding levels. However, because the assessments are generally fully passed on to consumers, the increased assessment should be neutral for the Company.
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
Terminating switched access and reciprocal compensation rates are being phased out over a six-year period concluding in 2018 for CBT and other price cap carriers. The plan establishes a mechanism whereby ILECs are permitted to recover some of the lost revenue from increased end-user charges. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. The impact of these reforms for the Company primarily falls on CBT and the reforms increase each year during the six-year transition to bill-and-keep. The Company's terminating switched access and reciprocal compensation revenue subject to these rules was estimated to be less than $7 million in total at the beginning of the transition and will be phased out to zero at the end of the transition. The potential to offset these losses via increased end-user charges primarily depends on competitive conditions in the ILEC operating area.
Special Access
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap, and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. The special access review proceeding examines the entire special access pricing structure, including whether or not to reinstate an earnings cap and whether the pricing flexibility rules should be modified. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015 and are still being analyzed by the FCC and participating parties. The impact and timing of any action by the FCC resulting from this review is still uncertain.
IP Transition
In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched Time-division Multiplexing (“TDM”) networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014 and is likely to receive increasing prominence on the FCC’s agenda over the next several years. During 2015, the FCC adopted several orders imposing additional requirements on service providers, requiring additional disclosures to consumers when new technologies are used to provide voice service and making it more burdensome for ILECs to retire copper facilities. Additional rules the FCC may adopt in this proceeding include setting parameters for how carriers must transition from TDM to IP-based networks and the positive and/or negative consequences for virtually all providers of TDM and IP-based services.
Broadband Internet Access/Net Neutrality
In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access at that time) or as a regulated telecommunications service. In 2007, CBT elected the non-regulated information service designation for its broadband Internet access service. The FCC also ruled that wireless broadband service is a non-regulated information service, placing it on the same regulatory footing as other broadband services such as cable modem service and wireline DSL service.

Form 10-K Part II	Cincinnati Bell Inc.

In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable and accessible to all consumers. In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act. Although the FCC at this time decided to forbear from applying many of the traditional common carrier regulations to the reclassified broadband Internet access service, the potential for more onerous utility-style regulation (for example, rate regulation) adds uncertainty regarding the ultimate regulatory treatment of broadband Internet access service. The new rules adopted by the SEC in February 2015 have been appealed by numerous parties, and a decision from the D.C. Circuit Court of Appeals is expected in the first half of 2016. In the near-term, the Company foresees little impact from the new rules.
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
In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the PUCO under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011. Furthermore, the legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011. On June 30, 2015, the state budget bill ("HB 64") was signed and included provisions that could relieve ILECs from their carrier of last resort obligations, pending the outcome of the FCC’s IP Transition proceeding. As part of the provisions of HB 64, the PUCO is currently conducting a process that would assist in the identification of Basic Local Exchange Service ("BLES") customers that might not have a competitive alternative should the ILEC withdraw BLES as part of its transitioning from a circuit-switched TDM network to an IP Network. The new rules have the potential to provide CBT with substantial regulatory relief in Ohio in the future; however, there is no impact in the near-term.
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
Ohio, Kentucky and Indiana Cable Franchises
The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has reached an agreement with seventeen franchising authorities in Kentucky and is negotiating with several others to enable the Company to offer video in additional markets as it builds out its broadband network in the designated CAF funding areas.
Recently Issued Accounting Standards
Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards. With the exception of adopting ASC 205 Presentation of Financial Statements - Discontinued Operations and ASU 2015-17 Balance Sheet Classification of Deferred Taxes, the adoption of new accounting standards did not have a material impact on the Company’s financial results for the years ended December 31, 2015, 2014 or 2013.

Form 10-K Part I	Cincinnati Bell Inc.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;

•	accelerating the pace of investment in our Fioptics suite of products could have a negative impact on our financial results;
•	the Company may be unable to grow revenue and cash flows despite the initiatives we have implemented;
•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company's success in the telecommunications industry;

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

•
the regulation of the Company's businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services and threaten its operating licenses;

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

•	the loss of any of the senior management team or attrition among key sales associates could adversely affect the Company's business, financial condition, results of operations and cash flows;

•
the Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally;

Form 10-K Part II	Cincinnati Bell Inc.

•	the Corporate Credit Agreement and other indebtedness impose significant restrictions on the Company;

•
the Company depends on its Corporate Credit Agreement's revolving credit facility and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;

•	the servicing of the Company's indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control;

•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;

•	the Company has a significant investment in CyrusOne;

•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;

•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;

•	the Company's future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;

•	adverse changes in the value of assets or obligations associated with the Company's employee benefit plans could negatively impact shareowners' deficit and liquidity;

•
third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products;

•	third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury;

•	we could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements; and

•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Corporate Credit Agreement and Receivables Facility and changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2015 and 2014, the Company held no derivative financial instruments. As of December 31, 2015, the Company had variable-rate borrowings of $527.9 million under the Tranche B Term Loan Facility, $17.6 million under the Receivables Facility, and no borrowings under the Corporate Credit Agreement's revolving credit facility. The interest on these debt arrangements varies with changes in the LIBOR rate. A hypothetical increase or decrease of one percentage point in the LIBOR rate would increase or decrease our annual interest expense on these variable-rate borrowings by $5.5 million, assuming no additional borrowings or repayments are made under these agreements.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2015 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$—	$478.5	$155.0	$633.5	$628.5
Weighted average interest rate on fixed-rate debt	—	—	—	—	8.4%	6.5%	7.9%
Variable-rate debt:	$5.4	$5.4	$23.0	$5.4	$506.3	$—	$545.5	$526.4
Average interest rate on variable-rate debt	4.0%	4.0%	1.7%	4.0%	4.0%	—	3.9%
At December 31, 2014, the carrying value and fair value of fixed-rate debt was $1,135.7 million and $1,170.3 million, respectively.
Foreign Currency Risk
Substantially all of our revenue and expenses are denominated in U.S. dollars. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk.
Commodity Price Risk
Certain of our operating costs are subject to price fluctuations caused by the volatility of the underlying commodity prices, such as gas utilized primarily by our field operations group, and network and building materials, such as steel, fiber and copper, used in the construction of our networks.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 25, 2016

/s/ Theodore H. Torbeck
Theodore H. Torbeck
President and Chief Executive Officer

/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 25, 2016

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareowners' deficits, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 25, 2016

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$7.4	$57.9
Receivables, less allowances of $12.4 and $12.4	154.9	160.8
Receivable from CyrusOne	2.2	7.7
Inventory, materials and supplies	20.6	25.0
Prepaid expenses	13.1	10.8
Other current assets	2.2	1.8
Other current assets from discontinued operations	—	4.7
Total current assets	200.4	268.7
Property, plant and equipment, net	975.5	815.4
Investment in CyrusOne	55.5	273.6
Goodwill	14.3	14.4
Intangible assets, net	0.2	0.5
Deferred income taxes, net	182.9	369.6
Other noncurrent assets	25.6	33.9
Noncurrent assets from discontinued operations	—	44.6
Total assets	$1,454.4	$1,820.7
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$13.8	$11.6
Accounts payable	127.4	131.6
Payable to CyrusOne	1.5	0.4
Unearned revenue and customer deposits	29.2	30.4
Accrued taxes	14.5	9.9
Accrued interest	11.2	22.1
Accrued payroll and benefits	31.2	37.0
Other current liabilities	25.0	25.8
Other current liabilities from discontinued operations	5.4	142.0
Total current liabilities	259.2	410.8
Long-term debt, less current portion	1,231.8	1,689.4
Pension and postretirement benefit obligations	225.0	240.1
Other noncurrent liabilities	36.6	26.2
Noncurrent liabilities from discontinued operations	—	102.7
Total liabilities	1,752.6	2,469.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2015 and 2014; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 210,017,999 and 209,571,138 shares issued; 209,876,949 and 209,296,068 shares outstanding at December 31, 2015 and 2014	2.1	2.1
Additional paid-in capital	2,576.0	2,582.9
Accumulated deficit	(2,834.2)	(3,187.9)
Accumulated other comprehensive loss	(171.0)	(173.9)
Common shares in treasury, at cost	(0.5)	(1.1)
Total shareowners’ deficit	(298.2)	(648.5)
Total liabilities and shareowners’ deficit	$1,454.4	$1,820.7
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue
Services	$933.0	$890.2	$871.9
Products	234.8	271.3	201.5
Total revenue	1,167.8	1,161.5	1,073.4
Costs and expenses
Cost of services, excluding items below	472.5	416.2	386.2
Cost of products sold, excluding items below	198.1	231.5	175.1
Selling, general and administrative	219.1	204.2	187.9
Depreciation and amortization	141.6	127.6	128.4
Restructuring charges (reversals)	6.0	(0.4)	13.5
Transaction-related compensation	—	—	42.6
Curtailment loss (gain)	0.3	—	(0.6)
Loss (gain) on sale or disposal of assets, net	0.8	(0.3)	(1.1)
Impairment of assets	—	4.6	—
Transaction costs	1.4	1.2	1.6
Total operating costs and expenses	1,039.8	984.6	933.6
Operating income	128.0	176.9	139.8
Interest expense	103.1	145.9	176.0
Loss on extinguishment of debt	20.9	19.6	29.6
Loss from CyrusOne investment	5.1	7.0	10.7
Gain on sale of CyrusOne investment	(449.2)	(192.8)	—
Other income, net	(2.5)	(1.9)	(3.3)
Income (loss) from continuing operations before income taxes	450.6	199.1	(73.2)
Income tax expense (benefit)	159.8	81.4	(8.3)
Income (loss) from continuing operations	290.8	117.7	(64.9)
Income (loss) from discontinued operations, net of tax	62.9	(42.1)	10.2
Net income (loss)	353.7	75.6	(54.7)
Preferred stock dividends	10.4	10.4	10.4
Net income (loss) applicable to common shareowners	$343.3	$65.2	$(65.1)
Basic net earnings (loss) per common share
Basic earnings (loss) per common share from continuing operations	$1.34	$0.51	$(0.37)
Basic earnings (loss) per common share from discontinued operations	$0.30	$(0.20)	$0.05
Basic net earnings (loss) per common share	$1.64	$0.31	$(0.32)
Diluted net earnings (loss) per common share
Diluted earnings (loss) per common share from continuing operations	$1.33	$0.51	$(0.37)
Diluted earnings (loss) per common share from discontinued operations	$0.30	$(0.20)	$0.05
Diluted net earnings (loss) per common share	$1.63	$0.31	$(0.32)

Weighted-average common shares outstanding (millions)
Basic	209.6	208.5	205.9
Diluted	210.2	209.6	205.9

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$353.7	$75.6	$(54.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(0.4)	(0.1)	(0.1)
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($3.4), ($25.0), $30.7	(6.6)	(45.4)	56.8
Net prior service credit, net of tax of $6.1	—	—	11.3
Amortization of prior service benefits included in net income (loss), net of tax of ($5.5), ($5.4), ($5.2)	(9.8)	(9.8)	(8.7)
Amortization of net actuarial loss included in net income (loss), net of tax of $10.8, $8.0, $10.1	19.5	14.7	17.5
Reclassification adjustment for curtailment loss (gain) included in net income (loss), net of tax of $0.1, ($0.2)	0.2	—	(0.4)
Total other comprehensive income (loss), net of tax	2.9	(40.6)	76.4
Total comprehensive income	$356.6	$35.0	$21.7

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2012	3.1	$129.4	203.0	$2.0	$2,590.9	$(3,208.8)	$(209.7)	(0.5)	$(2.0)	$(698.2)
Net loss	—	—	—	—	—	(54.7)	—	—	—	(54.7)
Other comprehensive income	—	—	—	—	—	—	76.4	—	—	76.4
Shares issued under employee plans	—	—	1.6	—	2.4	—	—	—	—	2.4
Shares purchased under employee plans and other	—	—	(0.3)	—	(2.3)	—	—	—	—	(2.3)
Stock-based compensation	—	—	—	—	4.9	—	—	—	—	4.9
Exercise of warrants	—	—	4.4	0.1	5.1	—	—	—	—	5.2
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2013	3.1	129.4	208.7	2.1	2,590.6	(3,263.5)	(133.3)	(0.5)	(2.0)	(676.7)
Net income	—	—	—	—	—	75.6	—	—	—	75.6
Other comprehensive loss	—	—	—	—	—	—	(40.6)	—	—	(40.6)
Shares issued under employee plans	—	—	1.1	—	1.4	—	—	—	—	1.4
Shares purchased under employee plans and other	—	—	(0.2)	—	(2.0)	—	—	0.2	0.9	(1.1)
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)

Balance at December 31, 2014	3.1	129.4	209.6	2.1	2,582.9	(3,187.9)	(173.9)	(0.3)	(1.1)	(648.5)
Net income	—	—	—	—	—	353.7	—	—	—	353.7
Other comprehensive income	—	—	—	—	—	—	2.9	—	—	2.9
Shares issued under employee plans	—	—	0.4	—	0.1	—	—	—	—	0.1
Shares purchased under employee plans and other	—	—	—	—	(0.7)	—	—	0.2	0.6	(0.1)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2015	3.1	$129.4	210.0	$2.1	$2,576.0	$(2,834.2)	$(171.0)	(0.1)	$(0.5)	$(298.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$353.7	$75.6	$(54.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	170.2	231.0	169.6
Loss on extinguishment of debt	20.9	19.6	29.6
Loss from CyrusOne investment	5.1	7.0	10.7
Gain on sale of CyrusOne investment	(449.2)	(192.8)	—
Loss (gain) on sale of assets	0.4	(0.3)	2.4
Impairment of assets	—	12.1	—
Provision for loss on receivables	8.5	10.4	11.3
Noncash portion of interest expense	4.6	6.2	7.5
Deferred income tax expense (benefit), including valuation allowance change	184.5	47.4	(2.7)
Pension and other postretirement payments in excess of expense	(11.5)	(25.7)	(49.7)
Deferred gain on sale of wireless spectrum licenses - discontinued operations	(112.6)	—	—
Amortization of deferred gain - discontinued operations	(6.5)	(22.9)	(3.3)
Stock-based compensation	4.1	3.3	4.9
Excess tax benefit for share based payments	(0.1)	(0.1)	(0.5)
Gain on transfer of lease obligations - discontinued operations	(15.9)	—	—
Other, net	(2.3)	3.9	(3.4)
Changes in operating assets and liabilities, net of effects of divestitures:
(Increase) decrease in receivables	(1.9)	(23.7)	0.5
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	3.6	(7.2)	(0.8)
(Decrease) increase in accounts payable	(17.0)	38.7	(17.7)
Decrease in accrued and other current liabilities	(30.6)	(0.8)	(18.1)
Decrease in other noncurrent assets	1.5	0.7	0.8
Increase (decrease) in other noncurrent liabilities	1.4	(7.2)	(7.6)
Net cash provided by operating activities	110.9	175.2	78.8
Cash flows from investing activities
Capital expenditures	(283.6)	(182.3)	(196.9)
Proceeds from sale of CyrusOne investment	643.9	355.9	—
Dividends received from CyrusOne	22.2	28.4	21.3
Proceeds from sale of wireless spectrum licenses	—	194.4	—
Proceeds from sale of assets	1.0	2.0	2.0
Release of restricted cash	—	—	0.4
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)
Other, net	(0.3)	(5.8)	—
Net cash provided by (used in) investing activities	383.2	392.6	(185.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	536.0
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(1.6)	(127.0)	94.2
Repayment of debt	(531.7)	(376.5)	(530.8)
Debt issuance costs	(0.4)	(0.9)	(6.7)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Proceeds from exercise of options and warrants	—	1.3	7.1
Excess tax benefit for share based payments	0.1	0.1	0.5
Other, net	(0.6)	(1.1)	(2.3)
Net cash (used in) provided by financing activities	(544.6)	(514.5)	87.6
Net (decrease) increase in cash and cash equivalents	(50.5)	53.3	(19.0)
Cash and cash equivalents at beginning of year	57.9	4.6	23.6
Cash and cash equivalents at end of year	$7.4	$57.9	$4.6
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2015, we operate our business through the following segments: Entertainment and Communications (formerly known as "Wireline") and IT Services and Hardware.
The company has 3,250 employees as of December 31, 2015, and approximately 30% of its employees are covered by a collective bargaining agreement with Communications Workers of America (“CWA”) that will be in effect through May 12, 2018.
Basis of Presentation — The consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows for each period presented.
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
Recast of Financial Information for Discontinued Operations — In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. The agreement to sell our wireless spectrum licenses closed on September 30, 2014, for cash proceeds of $194.4 million. Simultaneously, we entered into a separate agreement to use certain spectrum licenses for $8.00 until we no longer provided wireless service. Effective March 31, 2015, all wireless subscribers were migrated off our network and we ceased providing wireless services and operations. Certain wireless tower lease obligations and other assets were transferred to the acquiring company on April 1, 2015.
The closing of our wireless operations represents a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. Accordingly, the Company recast its prior period results to be comparable with the current discontinued operations presentation with the exception of the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareowners' Deficit and Consolidated Statements of Cash Flows. See Note 3 for all required disclosures.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; and the valuation of goodwill. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Cash and Cash Equivalents — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Form 10-K Part II	Cincinnati Bell Inc.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one large customer, General Electric Corp. ("GE"), that makes up 22% and 26% of the outstanding accounts receivable balance at December 31, 2015 and 2014, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2015 and 2014, unbilled receivables totaled $14.0 million and $13.2 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, wireless handsets and accessories to support our agreement with Verizon to sell their products and services in our retail stores, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements which extend an asset's useful life or increase its functionality are capitalized and depreciated over the asset's remaining life. The majority of the Entertainment and Communications network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.
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
Equity Method Investments - On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, we retained ownership of approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations. Therefore, effective January 24, 2013, we no longer included the accounts of CyrusOne in our consolidated financial statements, but accounted for our ownership in CyrusOne as an equity method investment. From the date of IPO, we recognized our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Consolidated Statement of Operations through December 31, 2015. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results.

Form 10-K Part II	Cincinnati Bell Inc.

We completed the sale of 16.0 million partnership units of CyrusOne LP to CyrusOne Inc. at a price of $22.26 per unit in the second quarter of 2014. In the second quarter of 2015, we consummated the sale of 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit for proceeds of $426.0 million. On July 1, 2015, we sold 6.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $28.41 per unit for proceeds of $170.3 million. In December 2015, we sold 1.4 million shares of CyrusOne's common stock at a price of $35.30 per share for proceeds of $47.6 million.
For the year ended December 31, 2015, 2014 and 2013, the Company received cash dividends from CyrusOne totaling $22.2 million, $28.4 million and $21.3 million, respectively. Dividends from CyrusOne are recognized as a reduction of our investment. Effective December 31, 2015 we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, we own approximately 9.5% of CyrusOne's common shares and no longer have significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment.
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
Cost Method Investments — Effective December 31, 2015 our investment in CyrusOne is accounted for as a cost method investment. The carrying value of this investment was 55.5 million as of December 31, 2015. Our cost method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired.
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
The Company has sales with one large customer, GE, that contributed 12% to total revenue in 2015 and 14% in 2014. Revenue derived from foreign operations is approximately 1% of consolidated revenue.
Entertainment and Communications — Revenues from local telephone, special access, internet product and video services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Long distance, switched access and other usage based charges are billed monthly in arrears. Entertainment and Communications bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. These estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Initial billings for Entertainment and Communications service connection and activation are deferred and amortized into revenue on a straight-line basis over the average customer life. The associated connection and activation costs, to the extent of the upfront fees, are also deferred and amortized on a straight-line basis over the average customer life.

Form 10-K Part II	Cincinnati Bell Inc.

Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.
IT Services and Hardware — Services are generally recognized as the service is provided. Maintenance on telephony equipment is deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
Equipment revenue is recognized upon the completion of our contractual obligations, such as shipment, delivery, or customer acceptance. Installation service revenue is generally recognized when installation is complete. We sell equipment and installation services on both a combined and standalone basis.
The Company is a reseller of IT and telephony equipment. For these transactions, we consider the gross versus net revenue recording criteria of ASC 605. Based on this criteria, these equipment revenues and associated costs have generally been recorded on a gross basis rather than recording the revenues net of the associated costs. Vendor rebates are earned on certain equipment sales. When the rebate is earned and the amount is determinable, we recognize the rebate as an offset to cost of products sold.
Discontinued Operations — Postpaid wireless and reciprocal compensation were billed monthly in arrears. Service revenue was billed in regular monthly cycles, which were spread throughout the days of the month. As the last day of each billing cycle rarely coincided with the end of the reporting period for usage-based services such as postpaid wireless, we estimated service revenues earned but not yet billed. Our estimates were based upon historical usage, and we adjusted these estimates during the period in which actual usage was determinable, typically in the following reporting period.
Revenue from prepaid wireless service, which was collected in advance, was not recognized upon billing or cash receipt but rather deferred until the service was provided.
Wireless handset revenue and the related activation revenue were recognized when the products were delivered to and accepted by the customer, as this was considered to be a separate earnings process from the sale of wireless services. Wireless equipment costs were also recognized upon handset sale and were generally in excess of the related handset and activation revenue. Revenue from termination fees was recognized when collection was deemed reasonably assured.
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $8.3 million, $7.2 million, and $7.3 million in 2015, 2014, and 2013, respectively.
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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2015, 2014, and 2013 were $15.5 million, $15.2 million, and $14.9 million, respectively. The amounts expensed for 2015, 2014, and 2013 were $17.9 million, $16.4 million, and $14.9 million, respectively. We record all other federal taxes collected from customers on a net basis.
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
Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial experience and assumptions or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the pension and bargained postretirement plans (approximately 9-13 years) and average life expectancy of retirees for the management postretirement plan (approximately 17 years).
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

Form 10-K Part II	Cincinnati Bell Inc.

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

2.    Recently Issued Accounting Standards
In April 2014, the FASB issued Accounting Standard Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The amendments in this update increased the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  ASU 2014-08 was effective on January 1, 2015 and applicable to our wireless operations, which qualified for discontinued operations as of March 31, 2015. For full discussion of discontinued operations and required disclosures reference Notes 1 and 3 of the Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for us in the first quarter of the fiscal year ending December 31, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.
The FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern in August 2014.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for us in the fiscal year ending December 31, 2016.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which changes the presentation of debt issuance costs in the financial statements. The amendments in this update require companies to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset and to record amortization of the costs as interest expense. The standard will be effective for us in the fiscal year ending December 31, 2016 and will be applied retrospectively for prior periods. The Company estimates approximately $10 million of debt issuance costs will be reclassified from "Other non-current assets" to "Long term debt, less current portion" on the Consolidated Balance Sheets on the date of adoption. The adoption is not expected to impact the Statement of Operations.
The FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software, which amends ASC 350-40 to provide customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software in April 2015. The standard will be effective for us in the fiscal year ending December 31, 2016 and can be adopted retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company plans to prospectively adopt this standard and estimates an immaterial impact on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends rules regarding the classification of current and noncurrent deferred tax liabilities and assets.  Specifically, this amendment requires that for a particular tax-paying component of an entity and within a particular tax jurisdiction, all deferred tax liabilities and assets shall be offset and presented as a single noncurrent amount. The Company retrospectively adopted the amended standard effective December 31, 2015. The adoption of this standard resulted in a prior period adjustment due to a change in accounting principle. The Consolidated Balance Sheet for the period ending December 31, 2014 has been restated to reflect this change in accounting principle and reclass of $68.9 million of "Deferred income taxes, net" from current to non-current. The previously discussed reclasses also impact the Supplemental Guarantor Condensed Consolidating Balance Sheets in Footnote 18 and 19 by decreasing “Other current assets” and increasing “Other noncurrent assets” by $68.9 million. Adoption of ASU 2015-17 did not effect income (loss) from continuing operations, income (loss) from discontinued operations or retained earnings in the presented periods.
The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments in January 2016. The amended guidance requires entities to carry all investments in equity securities at fair value through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.
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
In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets. The agreement to sell our spectrum licenses closed on September 30, 2014 for cash proceeds of $194.4 million. Prior to this date, the Company's digital wireless network utilized 50 MHz of licensed spectrum in the Cincinnati area and 40 MHz of licensed spectrum in the Dayton area, which had a carrying value of $88.2 million. Simultaneous with the close of the spectrum sale, the Company entered into a separate agreement to use certain wireless spectrum for $8.00 until we no longer provided wireless services. We ceased providing wireless service effective March 31, 2015. The fair value of the lease, which is considered a Level 3 measurement based on other comparable transactions, totaled $6.4 million and was recorded as a prepaid expense and amortized over a six month period ending March 31, 2015.
As of March 31, 2015, there were no subscribers remaining on the network and we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in Income (loss) from discontinued operations, net of tax during the three months ended March 31, 2015. On April 1, 2015, we transferred certain other wireless assets to the acquirer, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015. As a result, we removed the following assets and liabilities in the second quarter of 2015.

(dollars in millions)	As of April 1, 2015
Property, plant and equipment, net	$16.0

Current portion of long-term debt	0.5
Long-term debt, less current portion	24.8
Other non-current liabilities	6.6
Total liabilities	$31.9

Form 10-K Part II	Cincinnati Bell Inc.

Wireless financial results for the twelve months ended December 31, 2015, 2014 and 2013 reported as Income (loss) from discontinued operations, net of tax on the Consolidated Statements of Operations are as follows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2015	2014	2013
Revenue	$4.4	$132.8	$201.5
Costs and expenses
Cost of products and services	12.0	66.9	102.3
Selling, general and administrative	2.2	19.5	33.6
Depreciation and amortization expense	28.6	103.4	41.2
Restructuring charges	3.3	16.3	0.2
Impairment of asset	—	7.5	—
Transaction costs	—	3.2	—
(Gain) loss on sale or disposal of assets	(0.4)	—	3.5
Amortization of deferred gain	(6.5)	(22.9)	(3.3)
Total operating costs and expenses	39.2	193.9	177.5
Operating income (loss)	(34.8)	(61.1)	24.0
Interest (income) expense	(1.7)	2.8	6.0
Other (income) expense	(2.3)	2.2	2.0
Gain on transfer of tower lease obligations and other assets	15.9	—	—
Gain on sale of wireless spectrum licenses	112.6	—	—
Income (loss) before income taxes	97.7	(66.1)	16.0
Income tax expense (benefit)	34.8	(24.0)	5.8
Net income (loss) from discontinued operations	$62.9	$(42.1)	$10.2

Form 10-K Part II	Cincinnati Bell Inc.

Wireless assets and liabilities presented as discontinued operations as of December 31, 2015 and December 31, 2014 are as follows:

(dollars in millions)	December 31, 2015	December 31, 2014
Current assets
Prepaid rent - spectrum license	$—	$3.2
Other current assets	—	1.5
Total current assets from discontinued operations	—	4.7
Property, plant and equipment	—	44.1
Other noncurrent assets	—	0.5
Total noncurrent assets from discontinued operations	—	44.6
Total assets from discontinued operations	$—	$49.3

Current liabilities
Current portion of long-term debt	$—	$1.6
Accounts payable	—	5.0
Restructuring liability	4.7	15.4
Deferred gain on sale of wireless spectrum licenses	—	112.6
Other current liabilities	0.7	7.4
Total current liabilities from discontinued operations	5.4	142.0
Long-term debt, less current portion	—	81.6
Deferred gain on sale of towers	—	13.1
Other noncurrent liabilities	—	8.0
Total noncurrent liabilities from discontinued operations	—	102.7
Total liabilities from discontinued operations	$5.4	$244.7
Certain capital lease and retirement obligations were reported as liabilities from discontinued operations as of December 31, 2014 as we continued to operate the wireless business at that time. Subsequent to ceasing operations of our wireless business these liabilities and the related assets were transferred to continuing operations as they were retained by the Company. Amounts transferred at April 1, 2015 include the following:

	Continuing Operations	Discontinued Operations
	As of April 1, 2015	As of December 31, 2014
(dollars in millions)
Current portion of long-term debt	$1.1	$1.1
Long-term debt, less current portion	53.4	57.0
Other noncurrent liabilities	10.9	7.5
Total liabilities	$65.4	$65.6

In the first quarter of 2013, in connection with our review of the estimated remaining useful lives of property, plant and equipment, we shortened the estimated useful lives assigned to wireless network software to three years.  This change resulted from smartphone-driven technology upgrades, enhancements and projected retirements. As a result of this change in estimate, we recorded additional depreciation expense of $8.5 million in the first quarter of 2013.
In conjunction with our long-lived asset analysis conducted in the fourth quarter of 2013, we reassessed the useful lives of all of our Wireless property, plant and equipment. The remaining useful lives for all Wireless property, plant, and equipment assets were reduced to 30 months as of December 31, 2013, resulting in additional depreciation expense of $3.0 million in the quarter.

Form 10-K Part II	Cincinnati Bell Inc.

Following the agreement to sell our wireless spectrum licenses and certain other assets in the second quarter of 2014, we further reduced the remaining useful lives of those assets not included in the sale to be fully depreciated as of March 31, 2015. As a result of the combined changes in estimates, depreciation and amortization expense increased by $62.2 million for the year ended December 31, 2014. In addition, adjusting the useful lives of our Wireless property, plant and equipment also required that we reduce the amortization period of the deferred gain associated with the 2009 tower sale in a similar manner. Amortization of the deferred gain associated with the tower sale totaled $6.5 million, $22.9 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In 2015, a $0.4 million gain was recorded on the sale of a wireless tower that was fully depreciated. An asset impairment loss of $7.5 million was also recognized in 2014 for the write-off of certain construction-in-progress projects that were not completed due to the wind down of wireless operations. In 2013, a $3.5 million loss on disposal of assets was incurred for equipment that was either disconnected from the wireless network, abandoned or demolished.
Restructuring liabilities were established for employee separations, lease abandonments and contract terminations charges. In 2015, restructuring charges were for tower operating leases that were abandoned. During 2014, restructuring charges included $13.1 million in contract termination charges for wireless contracts that were no longer utilized and $3.2 million in employee separation charges. In 2013, $0.2 million was recorded for lease abandonment charges due to the closure of a retail store.
In the fourth quarter of 2014, we repaid $22.7 million 8 3/8% Senior Notes due 2020 using proceeds from the sale of our wireless spectrum licenses.
Following is selected operating, investing and financing cash flow activity from discontinued operations included in Consolidated Statements of Cash Flows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2015	2014	2013
Depreciation and amortization	$28.6	$103.4	$41.2
(Gain) loss on sale of assets	(0.4)	—	3.5
Impairment of assets	—	7.5	—
Deferred gain on sale of spectrum licenses	(112.6)	—	—
Amortization of deferred gain on sale of towers	(6.5)	(22.9)	(3.3)
Gain on transfer of tower lease obligations and other assets	(15.9)	—	—
Non-cash spectrum lease	3.2	3.2	—
Restructuring payments	(14.5)	(2.4)	(0.3)
Capital expenditures	—	(6.5)	(16.0)
Proceeds from sale of wireless spectrum licenses	—	194.4	—
Repayment of debt	(0.3)	(23.5)	(0.6)

Operating Lease Commitments

The Company's discontinued operations leased certain facilities and equipment. Operating lease expense was $1.4 million, $6.4 million, and $6.5 million, in 2015, 2014, and 2013, respectively.

At December 31, 2015, future minimum lease payments required under operating leases have been reported as Restructuring liability.

Form 10-K Part II	Cincinnati Bell Inc.

4.	Investment in CyrusOne
On January 24, 2013, we completed the IPO of CyrusOne, our former Data Center Colocation segment. Effective with the IPO, our 69% ownership was held in the form of 1.9 million shares of unregistered common stock of CyrusOne Inc. and 42.6 million of economically equivalent partnership units in its underlying operating entity, CyrusOne LP. As of that date, we no longer controlled CyrusOne's operations but as a result of maintaining significant influence, our investment was accounted for using the equity method.
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
In the second quarter of 2015, we sold 14.3 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $29.88 per unit. The sale generated proceeds of $426.0 million and resulted in a gain of $295.2 million. We sold 6.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. at a price of $28.41 per unit in the third quarter of 2015. Proceeds from the sale totaled of $170.3 million and resulted in a gain of $117.7 million. In the fourth quarter of 2015, we sold 1.4 million shares of CyrusOne's common stock at a price of $35.30 per share. The sale generated proceeds of $47.6 million and resulted in a gain of $36.3 million.
Concurrent with the fourth quarter sale, we exchanged all of our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc.
As of December 31, 2015, we owned 9.5% of CyrusOne, which was held in the form of 6.9 million shares of registered common stock of CyrusOne Inc. Effective with the conversion of our LP shares to common stock, our investment in CyrusOne is accounted for using the cost method as we no longer have significant influence over CyrusOne or any of its subsidiaries. For the years ended December 31, 2015, 2014, and 2013, our equity method share of CyrusOne's net loss was $5.1 million, $7.0 million, and $10.7 million, respectively. As of December 31, 2015, the fair value of this investment was $257.9 million based on the quoted market price of CyrusOne's common stock, which is considered a Level 1 measurement in the fair value hierarchy.
Summarized financial information for the CyrusOne Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 and Consolidated Balance Sheets as of December 31, 2015 and 2014 is as follows:

(dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013
Revenue	$399.3	$330.9	$248.4
Operating income	22.8	40.0	28.9
Net loss	(20.2)	(14.5)	(15.6)

(dollars in millions)	December 31, 2015	December 31, 2014
Net investment in real estate	$1,392.0	$1,051.4
Total assets	2,195.6	1,571.0
Total liabilities	1,374.0	854.0

Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, monitoring and management, storage and back-up, and IT systems support.

Form 10-K Part II	Cincinnati Bell Inc.

Operating Expenses - We lease data center and office space from CyrusOne at certain locations in our operating territory under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also provides certain administrative services to CyrusOne which are billed based on agreed-upon rates.
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

(dollars in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	January 24, 2013 to December 31, 2013
Revenue:
Services provided to CyrusOne	$1.3	$1.7	$2.1

Operating costs and expenses:
Transaction-related compensation to CyrusOne employees	$—	$—	$20.0
Charges for services provided by CyrusOne	10.2	9.1	8.8
Administrative services provided to CyrusOne	(0.4)	(0.5)	(0.6)
Total operating costs and expenses	$9.8	$8.6	$28.2

Dividends of $22.2 million, $28.4 million and $21.3 million were received in 2015, 2014 and 2013 respectively. In addition, on November 5, 2015, CyrusOne declared dividends of $0.315 per share payable on its common shares and CyrusOne LP partnership units. This dividend was paid on January 8, 2016 to holders of record as of December 24, 2015.
In addition to the agreements noted above, the Company entered into a tax sharing agreement with CyrusOne.  Under the terms of the agreement, CyrusOne would reimburse the Company for the Texas Margin Tax liability that CyrusOne would have incurred if they had filed a Texas Margin Tax return separate from the consolidated filing. The agreement remained in effect until the Texas Margin Tax return for the period ending December 31, 2014 was filed. As of December 31, 2015, there was no receivable related to this agreement compared to $1.7 million at December 31, 2014. The balance at December 31, 2014 is included in Receivable from CyrusOne in the Consolidated Balance Sheets.
Amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	December 31, 2015	December 31, 2014
Accounts receivable	$0.1	$1.7
Dividends receivable	2.1	6.0
Receivable from CyrusOne	$2.2	$7.7

Payable to CyrusOne	$1.5	$0.4

Form 10-K Part II	Cincinnati Bell Inc.

5.	Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, exercise of warrants, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$290.8	$62.9	$353.7
Preferred stock dividends	10.4	—	10.4
Net income (loss) applicable to common shareowners - basic and diluted	$280.4	$62.9	$343.3
Denominator:
Weighted-average common shares outstanding - basic	209.6	209.6	209.6
Stock-based compensation arrangements	0.6	0.6	0.6
Weighted-average common shares outstanding - diluted	210.2	210.2	210.2
Basic earnings (loss) per common share	$1.34	$0.30	$1.64
Diluted earnings (loss) per common share	$1.33	$0.30	$1.63

	Year Ended December 31, 2014
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$117.7	$(42.1)	$75.6
Preferred stock dividends	10.4	—	10.4
Net income (loss) applicable to common shareowners - basic and diluted	$107.3	$(42.1)	$65.2
Denominator:
Weighted-average common shares outstanding - basic	208.5	208.5	208.5
Stock-based compensation arrangements	1.1	1.1	1.1
Weighted-average common shares outstanding - diluted	209.6	209.6	209.6
Basic and diluted earnings (loss) per common share	$0.51	$(0.20)	$0.31

Form 10-K Part I	Cincinnati Bell Inc.

	Year Ended December 31, 2013
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income (loss)	$(64.9)	$10.2	$(54.7)
Preferred stock dividends	10.4	—	10.4
Net income (loss) applicable to common shareowners - basic and diluted	$(75.3)	$10.2	$(65.1)
Denominator:
Weighted-average common shares outstanding - basic and diluted	205.9	205.9	205.9
Basic and diluted earnings (loss) per common share	$(0.37)	$0.05	$(0.32)
For the years ended December 31, 2015 and 2014, awards under the Company’s stock-based compensation plans for common shares of 3.5 million and 3.6 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the year ended December 31, 2013, the Company had a net loss available to common shareholders from continuing operations and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

6.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2015	2014
Land and rights-of-way	$4.3	$4.3	20	-	Indefinite
Buildings and leasehold improvements	165.0	170.5	3	-	40
Network equipment	2,959.3	2,686.8	2	-	50
Office software, furniture, fixtures and vehicles	131.4	123.9	2	-	14
Construction in process	29.2	25.7	n/a
Gross value	3,289.2	3,011.2
Accumulated depreciation	(2,313.7)	(2,195.8)
Property, plant and equipment, net	$975.5	$815.4
Depreciation expense on property, plant and equipment totaled $141.3 million, $127.2 million, and $126.3 million in 2015, 2014, and 2013, respectively. In 2015, approximately 79%, compared to approximately 81% in 2014 and 2013, of "Depreciation," as presented in the Consolidated Statements of Operations, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years. In the fourth quarter of 2015, we reduced the useful life of our copper assets from 15 years to 7 years as customers have continued to migrate to services provided by our fiber network.

No asset impairment losses were recognized in 2015 or 2013. During the year ended December 31, 2014, the Entertainment and Communications segment recognized an asset impairment loss of $4.6 million for the abandonment of an internal use software project.
As of December 31, 2015 and 2014, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles include $91.2 million and $39.8 million, respectively, of assets accounted for as capital leases. Concurrent with the shut-down of our wireless network, $57.7 million of fully depreciated capital lease assets were transferred to continuing operations as these assets were retained by the Company. These leases were reported in discontinued operations as of December 31, 2014, as they were still being utilized in our wireless operations. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

7.    Goodwill and Intangible Assets
Goodwill
At December 31, 2015 and 2014, the gross value of goodwill was $14.3 million and $14.4 million, respectively. The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total
Balance as of December 31, 2014 and 2013	$11.8	$2.6	$14.4
Disposal of asset	—	(0.1)	(0.1)
Balance as of December 31, 2015	$11.8	$2.5	$14.3
Intangible Assets Subject to Amortization
As of December 31, 2015 and 2014, intangible assets subject to amortization consisted of customer relationships. For the years ended December 31, 2015, 2014, and 2013, no impairment losses were recognized on intangible assets subject to amortization.
Summarized below are the carrying values for the intangible assets subject to amortization:

Weighted-
	Average	December 31, 2015		December 31, 2014
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships - Entertainment and Communications	10	$7.0	$6.8	$7.0	$6.5
Amortization expense for intangible assets subject to amortization was $0.3 million in 2015, $0.4 million in 2014, and $2.1 million in 2013.
The following table presents estimated amortization expense for the assets' remaining useful lives:

(dollars in millions)
2016	$0.2

Form 10-K Part II	Cincinnati Bell Inc.

8.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2015	2014
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	8.4	6.2
Current portion of long-term debt	13.8	11.6
Long-term debt, less current portion:
Receivables Facility	17.6	19.2
8 3/4% Senior Subordinated Notes due 2018	—	300.0
Corporate Credit Agreement - Tranche B Term Loan	522.5	527.8
8 3/8% Senior Notes due 2020	478.5	661.2
7 1/4% Notes due 2023	26.3	40.0
Various Cincinnati Bell Telephone notes	128.7	134.5
Capital lease obligations and other debt	59.9	9.9
	1,233.5	1,692.6
Net unamortized discount	(1.7)	(3.2)
Long-term debt, less current portion	1,231.8	1,689.4
Total debt	$1,245.6	$1,701.0
Corporate Credit Agreement
Revolving Credit Facility
On November 20, 2012, the Company entered into a new credit agreement ("Corporate Credit Agreement") which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. Effective with the sale of 16.0 million partnership units to CyrusOne, Inc. on June 25, 2014 for $355.9 million, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. However, the Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement on April 6, 2015, and effective with the sale of 14.3 million CyrusOne LP operating partnership units on April 7, 2015, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term. The Corporate Credit Agreement's revolving credit facility has a maturity date of July 15, 2017. Borrowings under the Corporate Credit Agreement's revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes of the Company. Availability under the Corporate Credit Agreement's revolving credit facility is subject to customary borrowing conditions.
Borrowings under the Corporate Credit Agreement's revolving credit facility bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for advances under the revolving facility is based on certain financial ratios and ranges between 3.50% and 4.25% for LIBOR rate advances and 2.50% and 3.25% for base rate advances. As of December 31, 2015, the applicable margin was 3.75% for LIBOR rate advances and 2.75% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%. At December 31, 2015, there were no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility.
Amendment for Tranche B Term Loan Facility
On September 10, 2013, the Company amended and restated its Corporate Credit Agreement, originally dated as of November 20, 2012, to include a $540.0 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures on September 10, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

The Company received $529.8 million in net proceeds from the Tranche B Term Loan after deducting the original issue discount, fees and expenses. These proceeds were used to redeem all of the Company's $500.0 million 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") on October 15, 2013 at a redemption price of 104.125%, including payment of accrued interest thereon totaling $20.6 million.

The Tranche B Term Loan was issued with 0.75% of original issue discount and requires quarterly principal payments of 0.25% of the original principal amount. Loans under the Tranche B Term Loan bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%. At December 31, 2015, the interest rate on the outstanding Tranche B Term Loan was 4.00%.

In accordance with the terms of the amended Corporate Credit Agreement, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15.0 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined by the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2015.  The Company may make restricted payments of $45.0 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35.0 million annual cap with carryovers.

The Corporate Credit Agreement was also modified to provide that the Tranche B Term Loan participates in mandatory prepayments, subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. In addition, the Corporate Credit Agreement was modified to provide that 85%, rather than 100%, of proceeds from monetizing any portion of our CyrusOne common stock or CyrusOne LP partnership units, are applied to mandatory prepayments under the restated Corporate Credit Agreement, subject to the terms and conditions set forth therein. Other revisions were also effected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

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
Borrowings and Commitment Fees, Corporate Credit Agreement
As of December 31, 2015, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $175.0 million available. As of December 31, 2014, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available.
The Company pays commitment fees for the unused amount of borrowings on the Corporate Credit Agreement and letter of credit fees on outstanding letters of credit. The commitment fees are calculated based on the total leverage ratio and range between 0.500% and 0.625% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. These fees were $0.9 million in 2015 and 2014 and $1.0 million in 2013.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $120.0 million as of December 31, 2015. CBT, CBET, Cincinnati Bell Any Distance Inc. ("CBAD"), Cincinnati Bell Any Distance of Virginia LLC, CBTS, and eVolve Business Solutions LLC ("eVolve") all participate in this facility. Cincinnati Bell Wireless ("CBW") also participated in the facility until it was withdrawn from the agreement effective June 1, 2015. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2015, the available borrowing capacity was $114.2 million.
The transferors sell their respective trade receivables on a continuous basis to CBF, a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. On June 1, 2015, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 30, 2016, extend the facility's termination date to May 30, 2018, and include a Libor Market Index Rate floor of zero. Also on June 1, 2015, the Company amended the Receivables Facility to allow CBW to withdraw as a party from the agreement and to be relieved of all of its rights and obligations thereunder. CBW was required to purchase certain receivables that it previously sold to Cincinnati Bell Funding LLC, amounting to $1.7 million.
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
Of the total borrowing capacity of $114.2 million at December 31, 2015, $17.6 million consisted of outstanding borrowings and $6.3 million consisted of outstanding letters of credit. Interest on the Receivables Facility is based on the LIBOR rate plus 0.5%. The average interest rate on the Receivables Facility was 0.7% in 2015. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the total facility. These fees were $0.8 million in 2015 and 2014 and $0.7 million in 2013.
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
The Company may redeem the 8 3/8% Senior Notes for a redemption price of 102.792%, 101.396% and 100.000% on or after October 15, 2016, 2017, and 2018, respectively. In the fourth quarter of 2014, the Company redeemed $22.7 million of its outstanding 8 3/8% Senior Notes due 2020 at par. During 2015, the Company purchased $182.7 million of its outstanding 8 3/8% Senior Notes due 2020 at an average redemption price of 105.543% which resulted in recording a loss on extinguishment of debt of $10.9 million.

Form 10-K Part II	Cincinnati Bell Inc.

7 1/4% Notes due 2023
In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The 7 1/4% Notes rank ratably to the 8 3/8% Senior Notes and senior to the CBT Notes. The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Corporate Credit Agreement have resulted in the debt outstanding under the 7 1/4% Notes being secured equally and ratably with the obligations secured under the Corporate Credit Agreement. Interest on the 7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments that exceeds $20.0 million, in the aggregate.
In the fourth quarter of 2015, the Company redeemed $13.7 million of its outstanding 7 1/4% Notes due 2023 at an average redemption price of 99.853% which resulted in a loss on extinguishment of debt of $0.1 million.
Cincinnati Bell Telephone Notes
In 1998, CBT's predecessor issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028 (the "CBT Notes"), which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The indenture related to the CBT Notes does not subject the Company or CBT to restrictive financial covenants, but it does contain a covenant providing that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding CBT Notes equally and ratably with the indebtedness or obligations secured by such liens. The maturity date of the CBT notes is in 2028, and the CBT Notes may be redeemed at any time at a redemption price equal to the greater of 100% of the principal amount of the CBT Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest to maturity, plus accrued interest to the redemption date. The indenture governing the CBT Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments of the Company or CBT that exceeds $20.0 million, in the aggregate.
In the fourth quarter of 2015, the Company redeemed $5.8 million of its outstanding CBT Notes at an average redemption price of 90.840% which resulted in a gain on extinguishment of debt of $0.5 million.
Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.
Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2015, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2016	$5.9	$7.9	$13.8
2017	5.6	5.0	10.6
2018	23.0	4.0	27.0
2019	5.4	3.8	9.2
2020	984.8	2.6	987.4
Thereafter	155.0	44.3	199.3
	1,179.7	67.6	1,247.3
Net unamortized discount	(1.7)	—	(1.7)
Total debt	$1,178.0	$67.6	$1,245.6
Total capital lease payments including interest are expected to be $12.3 million for 2016, $9.1 million for 2017, $7.9 million for 2018, $7.4 million for 2019, $6.0 million for 2020, and $61.8 million thereafter.
Effective March 31, 2015, $54.5 million of capital lease obligations were retained by the Company in conjunction with discontinuing wireless operations.

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing. In 2015 and 2014, deferred financing costs incurred related to amending the Corporate Credit Agreement and renewing the Receivables Facility were $0.4 million and $0.9 million, respectively. As of December 31, 2015 and 2014, deferred financing costs totaled $11.2 million and $18.5 million, respectively. Deferred financing costs are amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $4.1 million in 2015, $5.1 million in 2014, and $5.9 million in 2013.
Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios and comply with annual limitations on capital expenditures. As of December 31, 2015, these ratios and limitations include a maximum consolidated total leverage ratio of 6.50, a maximum consolidated senior secured leverage ratio of 3.50, a minimum consolidated interest coverage ratio of 1.50 and a 2015 maximum capital expenditure limitation of $319.2 million. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $626.4 million in the aggregate over the next three years. In 2015, capital expenditures for the Company totaled $283.6 million. In addition, the Corporate Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.
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
Public Indentures
The Company’s public debt, which includes the 8 3/8% Senior Notes due 2020, is governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company.
One of the financial covenants permits the issuance of additional Indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indenture). Once this ratio exceeds 4:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a credit agreement basket providing full access to the $175.0 million revolving credit facility of the Corporate Credit Agreement plus an additional $197.1 million of secured debt. Also, the Company’s ability to make Restricted Payments (as defined by the individual indenture) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. If the Company is under the 4:00 to 1:00 ratio on a pro forma basis, the Company may access its restricted payments basket, which provides the ability to repurchase shares or pay dividends. In addition, the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary (as defined in the various indentures) would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.

Form 10-K Part II	Cincinnati Bell Inc.

Extinguished Notes
In the third quarter of 2014, the Company redeemed $325.0 million of its 8 3/4% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. As a result of the redemption, the Company recorded a debt extinguishment loss of $19.4 million. Additionally, in the second quarter of 2015, the Company redeemed the remaining $300.0 million of outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption rate of 102.188%. As a result, the Company recorded a loss on extinguishment of debt of $10.4 million.
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

9.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $10.1 million, $7.4 million, and $6.5 million in 2015, 2014, and 2013, respectively. In 2015, our retail stores, which were previously used to support our wireless operations, were re-branded to support the growth of our Fioptics suite of products. Rent expense associated with our retail locations totaled $0.8 million in 2015. Certain facility leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2015, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2016	$3.9
2017	3.7
2018	2.6
2019	2.5
2020	2.3
Thereafter	22.0
Total	$37.0
Asset Retirement Obligations
Asset retirement obligations exist for certain other assets. Effective March 31, 2015, certain asset retirement obligations related to our wireless towers were reclassified to continuing operations as the obligations relate to tower leases retained by the Company. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2015	2014
Balance, beginning of period	$1.6	$1.7
Asset retirement obligations reclassified from discontinued operations	10.9	—
Liabilities settled	(5.0)	(0.2)
Revision to estimated cash flow	(2.9)	—
Accretion expense	0.2	0.1
Balance, end of period	$4.8	$1.6

Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2015. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2015 or 2014.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2015 and 2014, the minimum commitments for these arrangements were approximately $166 million and $178 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2015, cannot be reasonably determined.
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

10.	Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2015 and 2014, except for the Company's investment in CyrusOne and long-term debt.
The carrying value and fair value of the Company’s financial instruments are as follows:

	December 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$55.5	$257.9	$273.6	$785.0
Long-term debt, including current portion*	1,178.0	1,155.6	1,686.1	1,717.4
*Excludes capital leases.
The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on December 31, 2015 and 2014. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2015 and 2014, which is considered Level 2 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In 2015 and 2013, no assets were remeasured at fair value. During 2014, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Property:
Office software, furniture, fixtures, & vehicles (Entertainment and Communications)	—	—	—	—	$(4.6)
Impairment of assets					$(4.6)
In 2014, certain software projects for our Entertainment and Communications segment were abandoned. These assets had no fair value, as they were no longer being used, resulting in an impairment loss of $4.6 million in 2014. Historically, management used the income approach to determine fair value of the assets, but since the assets will not be used in the future, there are no expected future earnings attributable and the entire value of the asset was impaired. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.

Form 10-K Part II	Cincinnati Bell Inc.

11.	Restructuring Charges
Restructuring liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2012	$6.5	$5.2	$0.2	$11.9
Charges	9.0	3.9	0.6	13.5
Utilizations	(7.1)	(3.3)	(0.7)	(11.1)
Balance as of December 31, 2013	8.4	5.8	0.1	14.3
Charges/(Reversals)	1.0	(1.4)	—	(0.4)
Utilizations	(6.4)	(2.6)	—	(9.0)
Balance as of December 31, 2014	3.0	1.8	0.1	4.9
Charges	3.3	0.3	2.4	6.0
Utilizations	(6.1)	(1.3)	(2.4)	(9.8)
Balance as of December 31, 2015	$0.2	$0.8	$0.1	$1.1
Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan. In 2015, employee separation charges were associated with discontinuing our cyber-security product offering and integrating each of our segments' business markets. In 2014, employee separation charges included charges attributable to outsourcing a portion of our IT function and incurring consulting fees related to a workforce optimization initiative. During 2013, employee separation costs included consulting fees related to a workforce optimization initiative.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Reversals in 2014 were related to previously abandoned leased space that was reoccupied in the third quarter. Lease payments on abandoned facilities will continue through 2019.
Other charges in 2015 represent project related expenses as we continue to identify opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments. For 2013, contract terminations consisted of amounts due to a distributor to terminate a contractual agreement.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2012	$8.6	$0.5	$2.8	$11.9
Charges	9.1	0.7	3.7	13.5
Utilizations	(7.2)	(0.4)	(3.5)	(11.1)
Balance as of December 31, 2013	10.5	0.8	3.0	14.3
Charges/(Reversals)	(0.5)	—	0.1	(0.4)
Utilizations	(6.1)	(0.5)	(2.4)	(9.0)
Balance as of December 31, 2014	3.9	0.3	0.7	4.9
Charges	1.6	2.8	1.6	6.0
Utilizations	(4.7)	(2.8)	(2.3)	(9.8)
Balance as of December 31, 2015	$0.8	$0.3	$—	$1.1
At December 31, 2015 and 2014, $0.9 million and $4.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At December 31, 2015, $0.2 million was included in "Other noncurrent liabilities."

Form 10-K Part II	Cincinnati Bell Inc.

12.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $7.0 million, $6.4 million, and $6.2 million in 2015, 2014, and 2013, respectively.
Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. Pension plan amendments were approved in May 2013 and the Company remeasured the associated pension obligations. As a result of the pension plan amendment, the Company recorded a curtailment gain of $0.6 million and a $10.3 million reduction to the associated pension obligations during the second quarter of 2013. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. During the second quarter of 2015, the non-management pension plan was amended to eliminate all future pension credits and transition benefits. As a result, we recognized a curtailment loss of $0.3 million and a $1.7 million reduction to the associated pension obligations. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.
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
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 12% in 2015, 8% in 2014, and 10% in 2013 of these costs were capitalized to property, plant and equipment related to network construction in the Entertainment and Communications segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2015	2014	2013	2015	2014	2013
Service cost	$0.3	$1.0	$2.1	$0.3	$0.3	$0.4
Interest cost on projected benefit obligation	19.0	21.0	18.8	3.3	4.0	4.0
Expected return on plan assets	(29.2)	(28.1)	(25.7)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.2	0.2	(15.4)	(15.4)	(14.1)
Actuarial loss	24.9	17.3	22.0	5.4	5.4	5.6
Curtailment loss (gain)	0.3	—	(0.6)	—	—	—
Pension/postretirement cost (benefit)	$15.4	$11.4	$16.8	$(6.4)	$(5.7)	$(4.1)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits					Postretirement and Other Benefits
	2015		2014	2013		2015	2014	2013
Discount rate	3.40%	*	4.20%	3.30%	**	3.40%	4.10%	3.40%	***
Expected long-term rate of return	7.75%		7.75%	7.75%		—	—	—
Future compensation growth rate	—		—	3.00%		—	—	—
* Discount rate used for the remeasurement of the non-management pension plan in April 2015 was consistent with the discount rate previously established.
** Discount rate used for the remeasurement of the management pension plan in May 2013 was consistent with the discount rate previously established.
*** For the period January 1, 2013 through July 31, 2013, the date of the remeasurement, we used a 3.10% discount rate. From that date through December 31, 2013, we used a 3.90% discount rate.
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at January 1,	$577.3	$523.0	$109.0	$101.5
Service cost	0.3	1.0	0.3	0.3
Interest cost	19.0	21.0	3.3	4.0
Actuarial (gain) loss	(18.8)	73.5	(10.9)	13.3
Benefits paid	(47.3)	(41.2)	(12.7)	(15.2)
Retiree drug subsidy received	—	—	0.2	0.5
Other	—	—	3.9	4.6
Benefit obligation at December 31,	$530.5	$577.3	$93.1	$109.0

Change in plan assets:
Fair value of plan assets at January 1,	$424.3	$399.3	$11.0	$11.3
Actual return on plan assets	(10.5)	44.2	0.1	0.4
Employer contributions	11.6	22.0	11.7	14.0
Retiree drug subsidy received	—	—	0.2	0.5
Benefits paid	(47.3)	(41.2)	(12.7)	(15.2)
Fair value of plan assets at December 31,	378.1	424.3	10.3	11.0
Unfunded status	$(152.4)	$(153.0)	$(82.8)	$(98.0)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Discount rate	3.80%	3.40%	3.70%	3.40%
Expected long-term rate of return	7.75%	7.75%	—	—
Future compensation growth rate	—	—	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2015	2014
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2020	2018
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2015	$0.2	$(0.1)
Postretirement benefit obligation at December 31, 2015	4.2	(3.8)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2015	2014	2015	2014
Accrued payroll and benefits (current liability)	$2.1	$2.2	$10.1	$12.0
Pension and postretirement benefit obligations (noncurrent liability)	150.3	150.8	72.7	86.0
Total	$152.4	$153.0	$82.8	$98.0
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2015	2014	2015	2014
Prior service (cost) benefit, net of tax of ($0.1), ($0.2), $15.8, $21.3	$(0.2)	$(0.5)	$28.6	$38.5
Actuarial loss, net of tax of ($90.4), ($91.5), ($23.0), ($29.3)	(157.8)	(160.7)	(40.9)	(50.9)
Total	$(158.0)	$(161.2)	$(12.3)	$(12.4)

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2015	2014	2015	2014
Prior service cost recognized:
Reclassification adjustments	$0.4	$0.2	$(15.4)	$(15.4)
Actuarial (loss) gain recognized:
Reclassification adjustments	24.9	17.3	5.4	5.4
Actuarial (loss) gain arising during the period	(20.9)	(57.5)	10.9	(12.9)
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2016 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service cost (benefit)	$0.1	$(14.8)
Actuarial loss	18.2	4.9
Total	$18.3	$(9.9)
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 65% equity securities and 35% investment grade fixed income securities. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 60% of the equity securities held by the pension plans at December 31, 2015 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension and postretirement plan assets at December 31, 2015 and 2014 by asset category are as follows:

(dollars in millions)	December 31, 2015	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$147.8	$147.8	$—	$—
International equity index funds	97.0	97.0	—	—
Fixed income bond funds	133.3	133.3	—	—
Group insurance contract	10.3	—	—	10.3
Total	$388.4	$378.1	$—	$10.3

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2014	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$212.3	$212.3	$—	$—
International equity index funds	61.1	61.1	—	—
Fixed income bond funds	150.9	150.9	—	—
Group insurance contract	11.0	—	—	11.0
Total	$435.3	$424.3	$—	$11.0
The fair values of Level 1 investments are based on quoted prices in active markets.
The Level 3 investment consists of a group insurance contract as of December 31, 2015 and 2014. The contract is valued at contract value plus accrued interest, which approximates fair value. During the fourth quarter of 2014, the Company liquidated the real estate pooled funds within the pension plan master trust that had been categorized as Level 3 investments. The proceeds from the sale were reinvested in equity securities and investment grade fixed income securities similar to those currently held by the pension plan master trust. These new investments are classified as Level 1 investments.
The Level 3 investments had the following changes in 2015 and 2014:

	Pension		Postretirement and Other Benefits
(dollars in millions)	2015	2014	2015	2014
Balance, beginning of year	$—	$30.8	$11.0	$11.3
Realized gains, net	—	3.2	0.3	0.4
Purchases, sales, issuances and settlements, net	—	(34.0)	(1.0)	(0.7)
Balance, end of year	$—	$—	$10.3	$11.0
Contributions to our qualified pension plans were $10.3 million in 2015, $19.7 million in 2014, and $42.1 million in 2013. Contributions to our non-qualified pension plan were $2.2 million in 2015, $2.3 million in 2014 and $2.9 million in 2013.
Based on current assumptions, management believes it will not make any contributions to the qualified pension plan in 2016. Contributions to non-qualified pension plans in 2016 are expected to be approximately $2 million. Management expects to make cash payments of approximately $10 million related to its postretirement health plans in 2016.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2016	$42.3	$10.6	$(0.5)
2017	41.5	9.8	(0.5)
2018	41.2	9.2	(0.5)
2019	39.4	7.9	(0.5)
2020	38.8	7.1	(0.4)
Years 2021 - 2025	174.9	30.8	(1.7)

Form 10-K Part II	Cincinnati Bell Inc.

13.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2015 and 2014, common shares outstanding were 209,876,949 and 209,296,068, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares. In 2015, 2014, and 2013, no shares were repurchased or retired under this plan. As of December 31, 2015, the Company had the authority to repurchase $129.2 million of its common stock.
At December 31, 2015, treasury shares of common stock held under certain management deferred compensation arrangements were 0.1 million, with a total cost of $0.5 million. At December 31, 2014, treasury shares of common stock held under certain management deferred compensation arrangements were 0.3 million, with a total cost of $1.1 million.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 1.44 shares of the Company common stock per depositary share of 6 3/4% convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in 2015, 2014, and 2013.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, and foreign currency translation losses.

For the years ended December 31, 2015 and 2014, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost	Foreign Currency Translation Loss	Total
Balance as of December 31, 2013	$(133.1)	$(0.2)	$(133.3)
Foreign currency loss	—	(0.1)	(0.1)
Remeasurement of benefit obligations	(45.4)	—	(45.4)
Reclassifications, net (a)	4.9	—	4.9
Balance as of December 31, 2014	(173.6)	(0.3)	(173.9)
Foreign currency loss	—	(0.4)	(0.4)
Remeasurement of benefit obligations	(6.6)	—	(6.6)
Reclassifications, net (a)	9.9	—	9.9
Balance as of December 31, 2015	$(170.3)	$(0.7)	$(171.0)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs (see Note 12 for additional details). The components of net period pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

14.     Income Taxes

Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Current:
Federal	$9.2	$9.3	$—
State and local	1.7	1.9	—
Total current	10.9	11.2	—
Investment tax credits	(0.2)	(0.2)	(0.2)
Deferred:
Federal	149.4	69.6	(18.5)
State and local	5.2	1.9	(4.0)
Foreign	—	—	0.3
Total deferred	154.6	71.5	(22.2)
Valuation allowance	(5.5)	(1.1)	14.1
Total	$159.8	$81.4	$(8.3)
The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	0.7	0.8	1.5
Change in valuation allowance, net of federal income tax	(0.8)	(2.0)	(12.4)
State net operating loss adjustments	0.3	1.9	2.1
Nondeductible interest expense	—	2.7	(8.9)
Unrecognized tax benefit changes	0.2	1.4	(1.7)
Nondeductible compensation	0.1	0.7	(2.0)
Foreign	—	—	(0.5)
Other differences, net	—	0.4	(1.7)
Effective tax rate	35.5%	40.9%	11.4%
The income tax (benefit) provision was charged to continuing operations, discontinued operations, accumulated other comprehensive income or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Income tax (benefit) provision related to:
Continuing operations	$159.8	$81.4	$(8.3)
Discontinued operations	34.8	(24.0)	5.8
Accumulated other comprehensive income (loss)	2.0	(22.4)	42.1
Excess tax benefits on stock option exercises	(0.1)	(0.1)	(0.5)

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$142.0	$286.5
Pension and postretirement benefits	89.1	95.5
Investment in CyrusOne	68.9	64.5
Deferred gain on sale of wireless spectrum licenses	—	42.2
AMT Credit Carryforward	32.7	24.7
Other	43.8	47.4
Total deferred tax assets	376.5	560.8
Valuation allowance	(58.4)	(64.4)
Total deferred tax assets, net of valuation allowance	$318.1	$496.4
Deferred tax liabilities:
Property, plant and equipment	$134.9	$121.9
Other	0.3	4.9
Total deferred tax liabilities	135.2	126.8
Net deferred tax assets	$182.9	$369.6

As of December 31, 2015, the Company had $258.6 million of federal tax operating loss carryforwards with a deferred tax asset value of $90.5 million, alternative minimum tax credit carryforwards of $32.7 million, state tax credits of $10.7 million, and $51.5 million in deferred tax assets related to state, local, and foreign tax operating loss carryforwards. The majority of the remaining tax loss carryforwards will generally expire in 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.
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
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $27.3 million at December 31, 2015 and $26.3 million at December 31, 2014. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2015 and 2014.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Balance, beginning of year	$27.1	$24.1	$22.8
Change in tax positions for the current year	0.5	3.0	1.3
Change in tax positions for prior years	—	—	—
Balance, end of year	$27.6	$27.1	$24.1
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2012.

Form 10-K Part II	Cincinnati Bell Inc.

15.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 25.0 million. Shares available for award under the plans at December 31, 2015 were 5.8 million.
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

	2015		2014		2013
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	5,224	$3.85	6,128	$3.66	9,538	$4.04
Granted *	—	—	998	3.41	595	4.75
Exercised	(33)	1.94	(725)	1.73	(804)	2.41
Forfeited	(499)	3.75	(215)	3.99	(361)	3.39
Expired	(812)	4.00	(962)	3.73	(2,840)	5.56
Outstanding at December 31,	3,880	$3.86	5,224	$3.85	6,128	$3.66
Expected to vest at December 31,	3,880	$3.86	5,224	$3.85	6,128	$3.66
Exercisable at December 31,	3,175	$3.93	3,477	$3.98	5,064	$3.61

(dollars in millions)
Compensation expense for the year	$—		$0.3		$0.6
Tax benefit related to compensation expense	$—		$(0.1)		$(0.2)
Intrinsic value of awards exercised	$0.1		$1.5		$1.2
Cash received from awards exercised	$0.1		$1.3		$2.4
Grant date fair value of awards vested	$0.7		$0.4		$0.4

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
The following table summarizes our outstanding and exercisable awards at December 31, 2015:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$1.67 to $2.91	564	$2.49	564	$2.49
$3.40 to $4.62	1,788	3.46	1,146	3.49
$4.74 to $5.31	1,528	4.82	1,465	4.83
Total	3,880	$3.86	3,175	$3.93

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2015, the aggregate intrinsic value for awards outstanding and exercisable was $0.9 million and $0.8 million, respectively. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years and four years, respectively. As of December 31, 2015, there was $0.7 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately two years.
The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2015	2014	2013
Expected volatility	—	35.5%	43.6%
Risk-free interest rate	—	1.5%	0.8%
Expected holding period (in years)	—	5	5
Expected dividends	—	0.0%	0.0%
Weighted-average grant date fair value	$—	$1.14	$1.84
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
The following table summarizes our outstanding performance-based restricted award activity:

	2015		2014		2013
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	1,746	$3.85	1,537	$3.97	1,687	$3.13
Granted*	2,692	3.09	1,085	3.56	1,067	4.56
Vested	(445)	3.80	(635)	3.71	(703)	3.07
Forfeited	(386)	3.28	(241)	3.65	(514)	3.67
Non-vested at December 31,	3,607	$3.35	1,746	$3.85	1,537	$3.97

(dollars in millions)
Compensation expense for the year	$3.1		$1.4		$2.6
Tax benefit related to compensation expense	$(1.1)		$(0.5)		$(1.0)
Grant date fair value of awards vested	$1.7		$2.3		$2.2

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2015, unrecognized compensation expense related to performance-based awards was $7.5 million, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to employees generally vest in one-third increments over a period of three years. Awards granted to directors in 2015 and 2014 vest on the first anniversary of the grant date. Awards granted to directors in 2013 vest on the second anniversary of the grant date.

The following table summarizes our time-based restricted award activity:

	2015		2014		2013
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	684	$3.70	1,044	$3.55	1,298	$3.11
Granted	180	3.47	176	3.19	279	4.72
Vested	(630)	3.54	(514)	3.25	(454)	3.03
Forfeited	—	—	(22)	3.19	(79)	3.40
Non-vested at December 31,	234	$3.96	684	$3.70	1,044	$3.55

(dollars in millions)
Compensation expense for the year	$1.0		$1.6		$1.7
Tax benefit related to compensation expense	$(0.3)		$(0.6)		$(0.6)
Grant date fair value of awards vested	$2.2		$1.7		$1.4

As of December 31, 2015, there was $0.2 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized during 2016.
Cash-Settled and Other Awards
The Company grants cash-settled stock appreciation rights and performance awards.  The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant.
The Company granted cash-payment performance awards of $3.6 million in 2014.  No cash-payment awards were issued in 2015 or 2013.  For the years ended December 31, 2015 and 2014, expense of $0.6 million related to cash-payment awards was incurred.  For the year ended December 31, 2013, a benefit of $0.2 million related to these awards was incurred.
At December 31, 2015 there was $1.9 million remaining unrecognized compensation expense for cash-settled and other awards, which will primarily be recognized during 2016.  The aggregate intrinsic value of outstanding and exercisable cash-settled stock appreciation rights at December 31, 2015 was $0.8 million.
Deferred Compensation Plans
The Company currently has deferred compensation plans for both the Board of Directors and certain executives of the Company. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 6,000 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2015. Distributions to the directors are generally in the form of cash. The executive deferred compensation plan allows for certain executives to defer a portion of their annual base pay, bonus, or stock awards. Under the executive deferred compensation plan, participants can elect to receive distributions in the form of either cash or common shares. In the fourth quarter of 2015 the executive deferred compensation plan was terminated. All amounts due under the plan will be distributed to plan participants during 2016.
At December 31, 2015 and 2014, there were 0.3 million and 0.4 million common shares deferred in these plans, respectively. As these awards can be settled in cash, compensation costs each period are based on the change in the Company’s stock price. We recognized compensation expense of $0.2 million in 2015, a benefit of $0.3 million in 2014, and a benefit of $1.4 million in 2013.

Form 10-K Part II	Cincinnati Bell Inc.

16.	Business Segment Information
As of December 31, 2015, 2014, and 2013, we operated two business segments: Entertainment and Communications and IT Services and Hardware. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne, our former Data Center Colocation segment, in our consolidated financial statements and now account for our ownership in CyrusOne as a cost method investment. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of our investment in CyrusOne, see Note 1 and Note 4 of Notes to Consolidated Financial Statements. For further details of Discontinued Operations, see Notes 1 and 3 of Notes to Consolidated Financial Statements.
The Entertainment and Communications segment provides data, video, voice and other services. These services are primarily provided to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Data includes products such as high-speed internet access, digital subscriber lines, private line, multi-protocol label switching, SONET, dedicated internet access, wavelength, audio conferencing and digital signal. These products are used to transport large amounts of data over private networks. Video services provide our Fioptics customers access to over 400 entertainment channels, over 120 high-definition channels, parental controls, HD DVR and video On-Demand. In addition, we offer features that deliver high customer satisfaction, including Fioptics TV Everywhere ™ and a Fioptics live TV streaming application. Voice represents local service, including Fioptics voice lines. It also includes VoIP, long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting, and call return. VoIP products provide our customers access to widely disbursed communication platforms and access to cloud based services and hosted unified communications products. Other services consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance, information services and commissions received as an authorized sales agent for DirecTV® and Verizon Wireless.
Operating income for Entertainment and Communications for 2015 was down from a year ago due primarily to additional operating expenses associated with accelerating our fiber investment and costs absorbed as a result of shutting down wireless operations. Entertainment and Communications recognized restructuring charges of $1.6 million in 2015 and reversed restructuring charges of $0.5 million in 2014. Restructuring charges were $9.1 million in 2013 for costs associated with employee separation, lease abandonments and contract termination costs. In 2014, Entertainment and Communications recorded an asset impairment charge of $4.6 million related to the abandonment of an internal use software project that was written off in the fourth quarter. There were no impairment charges recorded in 2015 or 2013. Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network. In 2015, we increased our Fioptics investment by $86.4 million.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. IT Services and Hardware revenue increased $2.4 million from 2014 as a result of an increase in strategic revenue of $40.7 million in 2015. This was partially offset by the $35.1 million decrease in telecom and IT hardware sales in 2015 compared to the prior year. IT Services and Hardware revenue increased $88.9 million from 2013 to 2014 as a result of increases of $20.6 million in strategic revenue and $64.4 million in telecom and IT hardware sales.
As of December 31, 2015 and 2014, the carrying value of our investment in CyrusOne was 55.5 million and 273.6 million, respectively, and is included as an asset of the Corporate segment. Deferred tax assets totaling $182.3 million and $284.7 million as of December 31, 2015 and 2014, respectively, are also reported as assets in the Corporate segment. In 2013, Corporate operating results include compensation expense of $42.6 million associated with awards and other transaction-related incentives associated with the IPO of CyrusOne on January 24, 2013.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Revenue
Entertainment and Communications	$743.7	$740.7	$724.8
IT Services and Hardware	435.4	433.0	344.1
Data Center Colocation	—	—	15.6
Intersegment	(11.3)	(12.2)	(11.1)
Total revenue	$1,167.8	$1,161.5	$1,073.4
Intersegment revenue
Entertainment and Communications	$1.3	$1.2	$1.1
IT Services and Hardware	10.0	11.0	9.6
Data Center Colocation	—	—	0.4
Total intersegment revenue	$11.3	$12.2	$11.1
Operating income
Entertainment and Communications	$129.9	$178.9	$186.2
IT Services and Hardware	20.6	19.8	8.5
Data Center Colocation	—	—	3.2
Corporate	(22.5)	(21.8)	(58.1)
Total operating income	$128.0	$176.9	$139.8
Expenditures for long-lived assets
Entertainment and Communications	$269.5	$163.7	$162.6
IT Services and Hardware	14.0	11.9	10.6
Data Center Colocation	—	—	7.7
Corporate	0.1	0.2	—
Total expenditures for long-lived assets	$283.6	$175.8	$180.9
Depreciation and amortization
Entertainment and Communications	$129.2	$115.7	$112.2
IT Services and Hardware	12.3	11.7	10.5
Data Center Colocation	—	—	5.2
Corporate	0.1	0.2	0.5
Total depreciation and amortization	$141.6	$127.6	$128.4

	As of December 31,
(dollars in millions)	2015	2014
Assets
Entertainment and Communications	$983.3	$833.2
IT Services and Hardware	58.0	61.4
Total assets from discontinued operations	—	49.3
Corporate and eliminations	413.1	876.8
Total assets	$1,454.4	$1,820.7

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Service revenue
Entertainment and Communications	$735.0	$728.8	$718.0
IT Services and Hardware	198.0	161.4	138.7
Data Center Colocation	—	—	15.2
Total service revenue	$933.0	$890.2	$871.9
Product revenue
Handsets and accessories	$7.4	$10.7	$5.7
Telecom and IT hardware	227.4	260.6	195.8
Total product revenue	$234.8	$271.3	$201.5

17.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2015	2014	2013
Capitalized interest expense	$1.1	$0.8	$0.6
Cash paid for:
Interest	108.5	153.1	179.5
Income taxes, net of refunds	8.8	9.1	2.8
Noncash investing and financing activities:
Investment in CyrusOne resulting from deconsolidation	—	—	509.7
Accrual of CyrusOne dividends	2.1	6.0	7.1
Acquisition of property by assuming debt and other financing arrangements	5.8	4.7	7.6
Acquisition of property on account	34.6	24.8	13.3

Form 10-K Part II	Cincinnati Bell Inc.

18.	Supplemental Guarantor Information - Cincinnati Bell Telephone Notes
As of December 31, 2015, Cincinnati Bell Telephone Company LLC ("CBT"), a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $128.7 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2015 and 2014 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2015, 2014, and 2013 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$660.1	$546.3	$(38.6)	$1,167.8
Operating costs and expenses	22.4	538.6	517.4	(38.6)	1,039.8
Operating income (loss)	(22.4)	121.5	28.9	—	128.0
Interest expense (income), net	112.7	(0.9)	(8.7)	—	103.1
Other expense (income), net	19.5	7.0	(452.2)	—	(425.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(154.6)	115.4	489.8	—	450.6
Income tax expense (benefit)	(53.3)	41.1	172.0	—	159.8
Equity in earnings of subsidiaries, net of tax	455.0	—	—	(455.0)	—
Income (loss) from continuing operations	353.7	74.3	317.8	(455.0)	290.8
Income (loss) from discontinued operations	—	—	62.9	—	62.9
Net income (loss)	353.7	74.3	380.7	(455.0)	353.7
Other comprehensive income (loss)	3.3	—	(0.4)	—	2.9
Total comprehensive income (loss)	$357.0	$74.3	$380.3	$(455.0)	$356.6

Net income (loss)	$353.7	$74.3	$380.7	$(455.0)	$353.7
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$343.3	$74.3	$380.7	$(455.0)	$343.3

	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$659.6	$541.0	$(39.1)	$1,161.5
Operating costs and expenses	21.5	488.0	514.2	(39.1)	984.6
Operating income (loss)	(21.5)	171.6	26.8	—	176.9
Interest expense (income), net	142.6	(4.5)	7.8	—	145.9
Other expense (income), net	17.6	7.4	(193.1)	—	(168.1)
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.7)	168.7	212.1	—	199.1
Income tax expense (benefit)	(55.8)	61.7	75.5	—	81.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Income (loss) from continuing operations	75.6	107.0	136.6	(201.5)	117.7
Income (loss) from discontinued operations	—	—	(42.1)	—	(42.1)
Net income (loss)	75.6	107.0	94.5	(201.5)	75.6
Other comprehensive income (loss)	(40.5)	—	(0.1)	—	(40.6)
Total comprehensive income (loss)	$35.1	$107.0	$94.4	$(201.5)	$35.0

Net income (loss)	$75.6	$107.0	$94.5	$(201.5)	$75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$65.2	$107.0	$94.5	$(201.5)	$65.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$644.2	$467.5	$(38.3)	$1,073.4
Operating costs and expenses	57.2	463.1	451.6	(38.3)	933.6
Operating income (loss)	(57.2)	181.1	15.9	—	139.8
Interest expense (income), net	162.5	(2.7)	16.2	—	176.0
Other expense (income), net	28.2	6.5	2.3	—	37.0
Income (loss) before equity in earnings of subsidiaries and income taxes	(247.9)	177.3	(2.6)	—	(73.2)
Income tax expense (benefit)	(79.8)	64.7	6.8	—	(8.3)
Equity in earnings of subsidiaries, net of tax	113.4	—	—	(113.4)	—
Income (loss) from continuing operations	(54.7)	112.6	(9.4)	(113.4)	(64.9)
Income (loss) from discontinued operations	—	—	10.2	—	10.2
Net income (loss)	(54.7)	112.6	0.8	(113.4)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$112.6	$0.7	$(113.4)	$21.7

Net income (loss)	$(54.7)	$112.6	$0.8	$(113.4)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$(65.1)	$112.6	$0.8	$(113.4)	$(65.1)

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4
Receivables, net	0.7	—	156.4	—	157.1
Other current assets	1.6	20.2	14.1	—	35.9
Total current assets	6.9	21.2	172.3	—	200.4
Property, plant and equipment, net	0.3	921.5	53.7	—	975.5
Investment in CyrusOne	—	—	55.5	—	55.5
Goodwill and intangibles, net	—	2.2	12.3	—	14.5
Investments in and advances to subsidiaries	844.6	63.9	647.2	(1,555.7)	—
Other noncurrent assets	214.4	3.8	136.6	(146.3)	208.5
Total assets	$1,066.2	$1,012.6	$1,077.6	$(1,702.0)	$1,454.4
Current portion of long-term debt	$5.4	$5.0	$3.4	$—	$13.8
Accounts payable	0.7	84.8	43.4	—	128.9
Other current liabilities	41.6	45.3	24.2	—	111.1
Other current liabilities from discontinued operations	—	—	5.4	—	5.4
Total current liabilities	47.7	135.1	76.4	—	259.2
Long-term debt, less current portion	1,025.8	135.1	70.9	—	1,231.8
Other noncurrent liabilities	235.5	168.3	4.0	(146.2)	261.6
Intercompany payables	54.7	—	—	(54.7)	—
Total liabilities	1,363.7	438.5	151.3	(200.9)	1,752.6
Shareowners’ (deficit) equity	(297.5)	574.1	926.3	(1,501.1)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,066.2	$1,012.6	$1,077.6	$(1,702.0)	$1,454.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9
Receivables, net	2.6	1.0	164.9	—	168.5
Other current assets	1.3	16.3	20.0	—	37.6
Other current assets from discontinued operations	—	—	4.7	—	4.7
Total current assets	60.1	18.3	190.3	—	268.7
Property, plant and equipment, net	0.2	764.0	51.2	—	815.4
Investment in CyrusOne	—	—	273.6	—	273.6
Goodwill and intangibles, net	—	2.2	12.7	—	14.9
Investments in and advances to subsidiaries	1,066.1	220.8	260.5	(1,547.4)	—
Other noncurrent assets	297.6	4.9	244.2	(143.2)	403.5
Other noncurrent assets from discontinued operations	—	—	44.6	—	44.6
Total assets	$1,424.0	$1,010.2	$1,077.1	$(1,690.6)	$1,820.7
Current portion of long-term debt	$5.4	$3.9	$2.3	$—	$11.6
Accounts payable	1.0	73.8	57.2	—	132.0
Other current liabilities	52.3	52.8	20.0	0.1	125.2
Other current liabilities from discontinued operations	—	—	142.0	—	142.0
Total current liabilities	58.7	130.5	221.5	0.1	410.8
Long-term debt, less current portion	1,526.1	141.2	22.1	—	1,689.4
Other noncurrent liabilities	254.1	153.7	1.9	(143.4)	266.3
Other noncurrent liabilities from discontinued operations	—	—	102.7	—	102.7
Intercompany payables	233.4	—	—	(233.4)	—
Total liabilities	2,072.3	425.4	348.2	(376.7)	2,469.2
Shareowners’ (deficit) equity	(648.3)	584.8	728.9	(1,313.9)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,010.2	$1,077.1	$(1,690.6)	$1,820.7

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) by operating activities	$(19.3)	$198.7	$(68.5)	$—	$110.9
Capital expenditures	(0.1)	(260.7)	(22.8)	—	(283.6)
Proceeds received from sale of CyrusOne	—	—	643.9	—	643.9
Dividends received from CyrusOne	—	—	22.2	—	22.2
Proceeds from sale of assets	—	0.1	0.9	—	1.0
Distributions received from subsidiaries	11.3	—	—	(11.3)	—
Funding between Parent and subsidiaries, net	—	71.9	(555.5)	483.6	—
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows provided by (used in) investing activities	10.9	(188.7)	88.7	472.3	383.2
Funding between Parent and subsidiaries, net	486.4	—	(2.8)	(483.6)	—
Distributions paid to Parent	—	—	(11.3)	11.3	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(1.6)	—	(1.6)
Repayment of debt	(518.5)	(10.0)	(3.2)	—	(531.7)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(10.9)	—	—	—	(10.9)
Cash flows provided by (used in) financing activities	(43.2)	(10.0)	(19.1)	(472.3)	(544.6)
Increase (decrease) in cash and cash equivalents	(51.6)	—	1.1	—	(50.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4

	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(56.3)	$226.3	$5.2	$—	$175.2
Capital expenditures	(0.2)	(152.5)	(29.6)	—	(182.3)
Proceeds from sale of CyrusOne	—	—	355.9	—	355.9
Dividends received from CyrusOne	—	—	28.4	—	28.4
Proceeds from sale of assets	—	0.3	196.1	—	196.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between Parent and subsidiaries, net	—	(71.0)	(545.0)	616.0	—
Other investing activities	(0.3)	—	(5.5)	—	(5.8)
Cash flows provided by (used in) investing activities	12.3	(223.2)	0.3	603.2	392.6
Funding between Parent and subsidiaries, net	516.2	—	99.8	(616.0)	—
Distributions paid to Parent	—	—	(12.8)	12.8	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.9)	(5.3)	—	(376.5)
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Proceeds from exercise of options and warrants	1.3	—	—	—	1.3
Other financing activities	(11.4)	—	—	—	(11.4)
Cash flows provided by (used in) financing activities	98.1	(3.9)	(5.5)	(603.2)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.8)	—	—	53.3
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(218.1)	$236.4	$60.5	$—	$78.8
Capital expenditures	—	(153.1)	(43.8)	—	(196.9)
Dividends received from CyrusOne	—	—	21.3	—	21.3
Proceeds from sale of assets	—	2.0	—	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows provided by (used in) investing activities	—	(151.1)	(34.3)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(81.7)	(92.5)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(3.7)	(5.1)	—	(530.8)
Debt issuance costs	(6.7)	—	—	—	(6.7)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(85.4)	(43.4)	—	87.6
Increase (decrease) in cash and cash equivalents	(1.7)	(0.1)	(17.2)	—	(19.0)
Beginning cash and cash equivalents	3.8	1.9	17.9	—	23.6
Ending cash and cash equivalents	$2.1	$1.8	$0.7	$—	$4.6

Form 10-K Part II	Cincinnati Bell Inc.

19.	Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 8 3/4% Senior Subordinated Notes due 2018
As of December 31, 2015, the Parent Company’s 8 3/8% Senior Notes due 2020 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC.
During the second quarter of 2015, the Company redeemed the remaining $300.0 million of outstanding 8 ¾% Senior Subordinated Notes due 2018.
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
On September 30, 2014, the Company entered into an Amendment to the Corporate Credit Agreement giving the Company the right to provide written notice to the administrative agent on or after the closing of the wireless sale of spectrum assets to remove any designated wireless subsidiary as a guarantor subsidiary.
The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2015 and 2014 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2015, 2014, and 2013 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$614.2	$592.2	$(38.6)	$1,167.8
Operating costs and expenses	22.4	577.9	478.1	(38.6)	1,039.8
Operating income (loss)	(22.4)	36.3	114.1	—	128.0
Interest expense (income), net	112.7	(10.0)	0.4	—	103.1
Other expense (income), net	19.5	(434.3)	(10.9)	—	(425.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(154.6)	480.6	124.6	—	450.6
Income tax expense (benefit)	(53.3)	168.7	44.4	—	159.8
Equity in earnings of subsidiaries, net of tax	455.0	—	—	(455.0)	—
Income (loss) from continuing operations	353.7	311.9	80.2	(455.0)	290.8
Income (loss) from discontinued operations	—	62.9	—	—	62.9
Net income (loss)	353.7	374.8	80.2	(455.0)	353.7
Other comprehensive income (loss)	3.3	—	(0.4)	—	2.9
Total comprehensive income (loss)	$357.0	$374.8	$79.8	$(455.0)	$356.6

Net income (loss)	$353.7	$374.8	$80.2	$(455.0)	$353.7
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$343.3	$374.8	$80.2	$(455.0)	$343.3

	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$599.1	$601.5	$(39.1)	$1,161.5
Operating costs and expenses	21.5	567.5	434.7	(39.1)	984.6
Operating income (loss)	(21.5)	31.6	166.8	—	176.9
Interest expense (income), net	142.6	6.4	(3.1)	—	145.9
Other expense (income), net	17.6	(173.4)	(12.3)	—	(168.1)
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.7)	198.6	182.2	—	199.1
Income tax expense (benefit)	(55.8)	70.8	66.4	—	81.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Income (loss) from continuing operations	75.6	127.8	115.8	(201.5)	117.7
Income (loss) from discontinued operations	—	(42.1)	—	—	(42.1)
Net income (loss)	75.6	85.7	115.8	(201.5)	75.6
Other comprehensive income (loss)	(40.5)	(0.1)	—	—	(40.6)
Total comprehensive income (loss)	$35.1	$85.6	$115.8	$(201.5)	$35.0

Net income (loss)	$75.6	$85.7	$115.8	$(201.5)	$75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$65.2	$85.7	$115.8	$(201.5)	$65.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$503.1	$608.6	$(38.3)	$1,073.4
Operating costs and expenses	57.2	484.2	430.5	(38.3)	933.6
Operating income (loss)	(57.2)	18.9	178.1	—	139.8
Interest expense (income), net	162.5	10.7	2.8	—	176.0
Other expense (income), net	28.2	15.4	(6.6)	—	37.0
Income (loss) before equity in earnings of subsidiaries and income taxes	(247.9)	(7.2)	181.9	—	(73.2)
Income tax expense (benefit)	(79.8)	5.3	66.2	—	(8.3)
Equity in earnings of subsidiaries, net of tax	113.4	0.7	—	(114.1)	—
Income (loss) from continuing operations	(54.7)	(11.8)	115.7	(114.1)	(64.9)
Income (loss) from discontinued operations	—	10.2	—	—	10.2
Net income (loss)	(54.7)	(1.6)	115.7	(114.1)	(54.7)
Other comprehensive income (loss)	76.5	—	(0.1)	—	76.4
Total comprehensive income (loss)	$21.8	$(1.6)	$115.6	$(114.1)	$21.7

Net income (loss)	$(54.7)	$(1.6)	$115.7	$(114.1)	$(54.7)
Preferred stock dividends	10.4	—	—	—	10.4
Net income (loss) applicable to common shareowners	$(65.1)	$(1.6)	$115.7	$(114.1)	$(65.1)

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4
Receivables, net	0.7	2.8	153.6	—	157.1
Other current assets	1.6	15.6	18.7	—	35.9
Total current assets	6.9	18.8	174.7	—	200.4
Property, plant and equipment, net	0.3	53.4	921.8	—	975.5
Investment in CyrusOne	—	55.5	—	—	55.5
Goodwill and intangibles, net	—	12.3	2.2	—	14.5
Investments in and advances to subsidiaries	844.6	830.4	4.3	(1,679.3)	—
Other noncurrent assets	214.4	133.2	7.1	(146.2)	208.5
Total assets	$1,066.2	$1,103.6	$1,110.1	$(1,825.5)	$1,454.4
Current portion of long-term debt	$5.4	$3.4	$5.0	$—	$13.8
Accounts payable	0.7	95.6	32.6	—	128.9
Other current liabilities	41.6	26.8	42.7	—	111.1
Other current liabilities from discontinued operations	—	5.4	—	—	5.4
Total current liabilities	47.7	131.2	80.3	—	259.2
Long-term debt, less current portion	1,025.8	53.3	152.7	—	1,231.8
Other noncurrent liabilities	235.5	11.8	160.5	(146.2)	261.6
Intercompany payables	54.7	—	127.3	(182.0)	—
Total liabilities	1,363.7	196.3	520.8	(328.2)	1,752.6
Shareowners’ (deficit) equity	(297.5)	907.3	589.3	(1,497.3)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,066.2	$1,103.6	$1,110.1	$(1,825.5)	$1,454.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9
Receivables, net	2.6	6.1	159.8	—	168.5
Other current assets	1.3	20.6	15.7	—	37.6
Other current assets from discontinued operations	—	4.7	—	—	4.7
Total current assets	60.1	31.6	177.0	—	268.7
Property, plant and equipment, net	0.2	50.8	764.4	—	815.4
Investment in CyrusOne	—	273.6	—	—	273.6
Goodwill and intangibles, net	—	12.7	2.2	—	14.9
Investments in and advances to subsidiaries	1,066.1	403.6	199.3	(1,669.0)	—
Other noncurrent assets	297.6	240.9	8.2	(143.2)	403.5
Other noncurrent assets from discontinued operations	—	44.6	—	—	44.6
Total assets	$1,424.0	$1,057.8	$1,151.1	$(1,812.2)	$1,820.7
Current portion of long-term debt	$5.4	$2.3	$3.9	$—	$11.6
Accounts payable	1.0	76.2	54.8	—	132.0
Other current liabilities	52.3	23.5	49.3	0.1	125.2
Other current liabilities from discontinued operations	—	142.0	—	—	142.0
Total current liabilities	58.7	244.0	108.0	0.1	410.8
Long-term debt, less current portion	1,526.1	2.9	160.4	—	1,689.4
Other noncurrent liabilities	254.1	4.6	151.0	(143.4)	266.3
Other noncurrent liabilities from discontinued operations	—	102.7	—	—	102.7
Intercompany payables	233.4	—	131.9	(365.3)	—
Total liabilities	2,072.3	354.2	551.3	(508.6)	2,469.2
Shareowners’ (deficit) equity	(648.3)	703.6	599.8	(1,303.6)	(648.5)
Total liabilities and shareowners’ equity (deficit)	$1,424.0	$1,057.8	$1,151.1	$(1,812.2)	$1,820.7

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(19.3)	$(44.0)	$174.2	$—	$110.9
Capital expenditures	(0.1)	(22.5)	(261.0)	—	(283.6)
Proceeds received from sale of CyrusOne	—	643.9	—	—	643.9
Dividends received from CyrusOne	—	22.2	—	—	22.2
Proceeds from sale of assets	—	0.9	0.1	—	1.0
Distributions received from subsidiaries	11.3	—	—	(11.3)	—
Funding between Parent and subsidiaries, net	—	(597.1)	114.7	482.4	—
Other investing activities	(0.3)	—	—	—	(0.3)
Cash flows provided by (used in) investing activities	10.9	47.4	(146.2)	471.1	383.2
Funding between Parent and subsidiaries, net	486.4	—	(4.0)	(482.4)	—
Distributions paid to Parent	—	—	(11.3)	11.3	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(1.6)	—	(1.6)
Repayment of debt	(518.5)	(3.2)	(10.0)	—	(531.7)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(10.9)	—	—	—	(10.9)
Cash flows provided by (used in) financing activities	(43.2)	(3.2)	(27.1)	(471.1)	(544.6)
Increase (decrease) in cash and cash equivalents	(51.6)	0.2	0.9	—	(50.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4

	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(56.3)	$1.0	$230.5	$—	$175.2
Capital expenditures	(0.2)	(29.6)	(152.5)	—	(182.3)
Proceeds from sale of CyrusOne	—	355.9	—	—	355.9
Dividends received from CyrusOne	—	28.4	—	—	28.4
Proceeds from sale of assets	—	194.4	2.0	—	196.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between Parent and subsidiaries, net	—	(541.7)	(75.6)	617.3	—
Other investing activities	(0.3)	(5.5)	—	—	(5.8)
Cash flows provided by (used in) investing activities	12.3	1.9	(226.1)	604.5	392.6
Funding between Parent and subsidiaries, net	516.2	—	101.1	(617.3)	—
Distributions paid to Parent	—	—	(12.8)	12.8	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.0)	(6.2)	—	(376.5)
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Proceeds from exercise of options and warrants	1.3	—	—	—	1.3
Other financing activities	(11.4)	—	—	—	(11.4)
Cash flows provided by (used in) financing activities	98.1	(3.0)	(5.1)	(604.5)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.1)	(0.7)	—	53.3
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2013
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(218.1)	$28.8	$268.1	$—	$78.8
Capital expenditures	—	(36.1)	(160.8)	—	(196.9)
Dividends received from CyrusOne	—	21.3	—	—	21.3
Proceeds from sale of assets	—	—	2.0	—	2.0
Cash divested from deconsolidation of CyrusOne	—	—	(12.2)	—	(12.2)
Other investing activities	—	—	0.4	—	0.4
Cash flows provided by (used in) investing activities	—	(14.8)	(170.6)	—	(185.4)
Issuance of long-term debt	536.0	—	—	—	536.0
Funding between Parent and subsidiaries, net	174.2	(10.0)	(164.2)	—	—
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	40.0	—	54.2	—	94.2
Repayment of debt	(522.0)	(4.0)	(4.8)	—	(530.8)
Debt issuance costs	(6.7)	—	—	—	(6.7)
Proceeds from exercise of options and warrants	7.1	—	—	—	7.1
Other financing activities	(12.2)	—	—	—	(12.2)
Cash flows provided by (used in) financing activities	216.4	(14.0)	(114.8)	—	87.6
Increase (decrease) in cash and cash equivalents	(1.7)	—	(17.3)	—	(19.0)
Beginning cash and cash equivalents	3.8	0.3	19.5	—	23.6
Ending cash and cash equivalents	$2.1	$0.3	$2.2	$—	$4.6

Form 10-K Part II	Cincinnati Bell Inc.

20.     Quarterly Financial Information (Unaudited)

	2015
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$292.9	$285.8	$299.8	$289.3	$1,167.8
Operating income	37.1	29.7	36.2	25.0	128.0

Income from continuing operations	0.3	180.7	79.3	30.5	290.8
Income from discontinued operations, net of tax	48.9	10.9	1.0	2.1	62.9
Net income	49.2	191.6	80.3	32.6	353.7

Basic earnings (loss) per common share from continuing operations	$(0.01)	$0.85	$0.37	$0.13	$1.34
Basic earnings per common share from discontinued operations	$0.23	$0.05	$—	$0.01	$0.30
Net basic earnings per common share	$0.22	$0.90	$0.37	$0.14	$1.64

Diluted earnings (loss) per common share from continuing operations	$(0.01)	$0.84	$0.37	$0.13	$1.33
Diluted earnings per common share from discontinued operations	$0.23	$0.05	$—	$0.01	$0.30
Net diluted earnings per common share	$0.22	$0.89	$0.37	$0.14	$1.63

	2014
	First	Second	Third	Fourth
(dollars in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$282.2	$283.0	$301.4	$294.9	$1,161.5
Operating income	50.4	47.3	47.8	31.4	176.9

Income (loss) from continuing operations	5.9	123.7	(7.5)	(4.4)	117.7
Income (loss) from discontinued operations, net of tax	1.1	(9.5)	(19.8)	(13.9)	(42.1)
Net income (loss)	7.0	114.2	(27.3)	(18.3)	75.6

Basic earnings (loss) per common share from continuing operations	$0.02	$0.58	$(0.05)	$(0.03)	$0.51
Basic earnings (loss) per common share from discontinued operations	$—	$(0.04)	$(0.09)	$(0.07)	$(0.20)
Net basic earnings (loss) per common share	$0.02	$0.54	$(0.14)	$(0.10)	$0.31

Diluted earnings (loss) per common share from continuing operations	$0.02	$0.58	$(0.05)	$(0.03)	$0.51
Diluted earnings (loss) per common share from discontinued operations	$—	$(0.05)	$(0.09)	$(0.07)	$(0.20)
Net diluted earnings (loss) per common share	$0.02	$0.53	$(0.14)	$(0.10)	$0.31
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
Income from continuing operations in 2015 includes gains from the sale of our CyrusOne investment of $295.2 million, $117.7 million, and $36.3 million in the second, third, and fourth quarters, respectively. Income from continuing operations in the second quarter of 2014 includes a $192.8 million gain on sale of our CyrusOne investment.
In the second quarter of 2015, the Company redeemed the remaining $300.0 million of outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption rate of 102.188% which resulted in recording a loss on extinguishment of debt of $10.4 million.
Additionally, the Company redeemed $45.1 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 106.450% which resulted in recording a loss on extinguishment of debt of $3.1 million in the second quarter of 2015. During the third quarter of 2015, the Company redeemed $137.6 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 105.242%. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $7.8 million.

Form 10-K Part II	Cincinnati Bell Inc.

In the third quarter of 2014, the Company redeemed $325.0 million of its 8 3/4% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. As a result of the redemption, the Company recorded a debt extinguishment loss of $19.4 million.
Operating income in the fourth quarter of 2014 includes an impairment charge of $4.6 million related to the abandonment of an internal use software project.
As of March 31, 2015, no subscribers remained on the network, and we no longer required the use of the leased spectrum. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in Income (loss) from discontinued operations, net of tax in the first quarter of 2015. During the second quarter, we transferred certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, resulting in a gain of $15.9 million in the second quarter of 2015 which was recognized in Income (loss) from discontinued operations, net of tax.
21.     Subsequent Events
Subsequent to December 31, 2015, the Company redeemed $23.8 million of its outstanding CBT Notes due 2028 at an average redemption price of 90.711% which will result in a gain on extinguishment of debt of approximately $2.0 million in the first quarter of 2016.

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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2015 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information
No reportable information under this item.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is posted on the Company’s website at http://www.cincinnatibell.com. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), the Company will post on its website any amendment to the Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior executive officers of the Company.
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2015 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 25, 2016 are as follows:

Name	Age	Title
Theodore H. Torbeck (a)	59	President and Chief Executive Officer
Leigh R. Fox	43	Chief Financial Officer
Thomas E. Simpson	43	Chief Technology Officer
Christopher J. Wilson	50	Vice President, General Counsel and Secretary
Joshua T. Duckworth	37	Vice President, Investor Relations and Controller

(a) Member of the Board of Directors
Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
THEODORE H. TORBECK, President and Chief Executive Officer since February 1, 2013; President and General Manager of Cincinnati Bell Communications Group from September 2010 to February 2013; Chief Executive Officer of The Freedom Group, Inc. from 2008 to August 2010.
LEIGH R. FOX, Chief Financial Officer of the Company since October 2013; Chief Administrative Officer of the Company from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; Vice President of Finance at Cincinnati Bell Technology Solutions Inc. (CBTS) from October 2008 to December 2012.
THOMAS E. SIMPSON, Senior Vice President and Chief Technology Officer of the Company since January 2015; Vice President and Chief Technology Officer at Cincinnati Bell Technology Solutions (CBTS) from 2014 to 2015; Vice President, Research and Development at CBTS from 2010 to 2014; Director, Technical Operations at CBTS from 2008 to 2010.
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

Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated financial statements are included beginning on page 57.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 130. All other schedules are not required under the related instructions or are not applicable.
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

(4.8)
Equity Registration Rights Agreement dated as of March 26, 2003, by and between Broadwing Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers (Exhibit (4)(c)(ix) to Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-8519).

(4.90)
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

(4.12)
Third Amendment to Purchase Agreement dated April 30, 2004, by and among Cincinnati Bell Inc., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., and any other affiliate purchasers of Senior Subordinated Discount Notes due 2009 (Exhibit 4(c)(viii)(4) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.13)
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

(10.4)
Second Amendment to Credit Agreement dated as of June 23, 2014, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.4 to Annual Report on Form 10-K, date of Report February 26, 2015, File No. 1-8519).

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

(10.16)
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

(10.17)
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2014, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 2, 2014, File No. 1-8519).

(10.18)
Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2014, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 10.17 to Annual Report on Form 10-K, date of Report February 26, 2015, File No. 1-8519).

(10.19)
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

(10.20)
License Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.21)
Network Asset Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.2 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.22)
Incremental Assumption Agreement dated April 6, 2015 among Cincinnati Bell Inc. an Ohio corporation, the subsidiary guarantors thereto, Bank of America, N.A., and the additional lenders thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 6, 2015, File No. 1-8519).

(10.23)
Assignment Agreement, dated as of June 1, 2015, among Cincinnati Bell Funding LLC, Cincinnati Bell Wireless, LLC, and PNC Bank, National Association (Exhibit 10.3 to Current Report on Form 8-K, Date of Report June 1, 2015, File No. 1-8519).

(10.24)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.25)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.26)*	Restatement of the Cincinnati Bell Management Pension Plan executed January 17, 2011 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.27)*	Restatement of the Cincinnati Bell Pension Plan executed January 25, 2011 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.28)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2013 (Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.29)*	Amendment to Cincinnati Bell Management Pension Plan executed May 16, 2013 (Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.30)*	Amendment to Cincinnati Bell Management Pension Plan executed April 17, 2012 (Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.31)*	Amendment to Cincinnati Bell Management Pension Plan executed December 20, 2011 (Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).

(10.32)*	Amendment to Cincinnati Bell Pension Plan executed on December 20, 2013 (Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.33)*	Amendment to Cincinnati Bell Pension Plan executed on April 17, 2012 (Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.34)*	Amendment to Cincinnati Bell Pension Plan executed on November 29, 2011 (Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-8519).
(10.35) +	Amendment to the Cincinnati Bell Pension Plan executed May 1, 2015.
(10.36)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix A to the Company's 2011 Proxy Statement on Schedule 14A filed March 21, 2011, File No. 1-8519).
(10.37)*
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

(10.39)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2014 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).
(10.40)*
Form of Award Agreement to be implemented under the 2007 Long Term Incentive Plan dated as of December 7, 2010 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 7, 2010, File No. 1-8519).

(10.41)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.42)*
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

(10.44)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.45) +	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan).
(10.46)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix B to the Company's 2012 Proxy Statement on Schedule 14A filed on March 16, 2012, File No. 1-8519).
(10.47)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.48)*
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

(10.50)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective January 1, 2015 (Exhibit 10.51 to Current Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

(10.51)*
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.52)*	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.53)*
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.54)*
Employment Agreement between Cincinnati Bell Inc. and David L. Heimbach dated as of November 20, 2013 (Exhibit 10.1 to Current Report on Form 8-K, date of earliest event reported November 20, 2013, File No. 1-8519).

(10.55)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).

(10.56)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015 (Exhibit 10.50 to Annual Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	To (from) Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2015	$12.4	$8.5	$—	$8.5	$12.4
Year 2014	$12.2	$10.4	$—	$10.2	$12.4
Year 2013	$13.3	$11.3	$—	$12.4	$12.2

Deferred Tax Valuation Allowance
Year 2015	$64.4	$(5.5)	$(0.5)	$—	$58.4
Year 2014	$68.3	$(1.1)	$(2.8)	$—	$64.4
Year 2013	$56.8	$14.1	$(2.6)	$—	$68.3

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 25, 2016	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	February 25, 2016	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	President, Chief Executive Officer and Director	February 25, 2016
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	February 25, 2016
Phillip R. Cox

John W. Eck*	Director	February 25, 2016
John W. Eck

Jakki L. Haussler*	Director	February 25, 2016
Jakki L. Haussler

Craig F. Maier*	Director	February 25, 2016
Craig F. Maier

Russel P. Mayer*	Director	February 25, 2016
Russel P. Mayer

Lynn A. Wentworth*	Director	February 25, 2016
Lynn A. Wentworth

Martin J. Yudkovitz*	Director	February 25, 2016
Martin J. Yudkovitz

John M. Zrno*	Director	February 25, 2016
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, President, Chief Executive Officer and Director