Form 10-Q
period 2016-03-31
CINCINNATI BELL INC
filed 2016-05-05
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

At April 30, 2016, there were 210,060,627 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue
Services	$241.5	$229.8
Products	47.4	63.1
Total revenue	288.9	292.9
Costs and expenses
Cost of services, excluding items below	123.2	113.6
Cost of products sold, excluding items below	39.5	52.6
Selling, general and administrative, excluding items below	53.2	52.2
Depreciation and amortization	43.4	32.6
Other	—	4.8
Total operating costs and expenses	259.3	255.8
Operating income	29.6	37.1
Interest expense	20.3	32.7
Gain on extinguishment of debt	(2.4)	—
Other expense, net	—	3.5
Income from continuing operations before income taxes	11.7	0.9
Income tax expense	4.7	0.6
Income from continuing operations	7.0	0.3
Income from discontinued operations, net of tax	—	48.9
Net income	7.0	49.2
Preferred stock dividends	2.6	2.6
Net income applicable to common shareowners	$4.4	$46.6
Basic and diluted net earnings (loss) per common share
Basic and diluted earnings (loss) per common share from continuing operations	$0.02	$(0.01)
Basic and diluted earnings per common share from discontinued operations	$—	$0.23
Basic and diluted net earnings per common share	$0.02	$0.22

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$7.0	$49.2
Other comprehensive income
Foreign currency translation loss	(0.1)	(0.3)
Defined benefit pension and postretirement plans
Amortization of prior service benefits, net of tax of ($1.4), ($1.4)	(2.3)	(2.4)
Amortization of net actuarial loss, net of tax of $2.1, $2.3	3.9	4.1
Other comprehensive income	1.5	1.4
Total comprehensive income	$8.5	$50.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$7.9	$7.4
Receivables, less allowances of $12.4 and $12.4	138.5	157.1
Inventory, materials and supplies	21.7	20.6
Prepaid expenses	16.9	13.1
Other current assets	3.3	2.2
Total current assets	188.3	200.4
Property, plant and equipment, net	995.0	975.5
Investment in CyrusOne	52.8	55.5
Goodwill	14.3	14.3
Deferred income taxes, net	177.4	182.9
Other noncurrent assets	16.8	17.8
Total assets	$1,444.6	$1,446.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$14.8	$13.8
Accounts payable	118.4	128.9
Unearned revenue and customer deposits	27.1	29.2
Accrued taxes	12.4	14.5
Accrued interest	23.0	11.2
Accrued payroll and benefits	30.6	31.2
Other current liabilities	24.2	25.0
Other current liabilities from discontinued operations	2.0	5.4
Total current liabilities	252.5	259.2
Long-term debt, less current portion	1,226.0	1,223.8
Pension and postretirement benefit obligations	221.4	225.0
Other noncurrent liabilities	36.3	36.6
Total liabilities	1,736.2	1,744.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2016 and December 31, 2015; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 210,170,716 and 210,017,999 shares issued; 210,029,666 and 209,876,949 shares outstanding at March 31, 2016 and December 31, 2015	2.1	2.1
Additional paid-in capital	2,574.1	2,576.0
Accumulated deficit	(2,827.2)	(2,834.2)
Accumulated other comprehensive loss	(169.5)	(171.0)
Common shares in treasury, at cost	(0.5)	(0.5)
Total shareowners’ deficit	(291.6)	(298.2)
Total liabilities and shareowners’ deficit	$1,444.6	$1,446.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income	$7.0	$49.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.4	61.2
Gain on extinguishment of debt	(2.4)	—
Provision for loss on receivables	1.9	2.1
Noncash portion of interest expense	1.0	1.4
Deferred income tax provision	4.4	27.8
Pension and other postretirement payments in excess of expense	(1.3)	(3.6)
Stock-based compensation	1.2	1.3
Deferred gain on sale of wireless spectrum licenses - discontinued operations	—	(112.6)
Amortization of deferred gain - discontinued operations	—	(6.5)
Other, net	(1.5)	6.7
Changes in operating assets and liabilities:
Decrease (increase) in receivables	17.2	(1.9)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(4.7)	1.2
Decrease in accounts payable	(3.2)	(24.2)
Increase in accrued and other current liabilities	2.8	2.4
Decrease in other noncurrent assets	0.5	0.1
(Decrease) increase in other noncurrent liabilities	(0.3)	1.7
Net cash provided by operating activities	66.0	6.3
Cash flows from investing activities
Capital expenditures	(62.4)	(57.9)
Dividends received from CyrusOne	2.1	6.0
Other, net	(0.1)	(0.1)
Net cash used in investing activities	(60.4)	(52.0)
Cash flows from financing activities
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	28.9	7.5
Repayment of debt	(30.9)	(3.3)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(0.5)	(0.4)
Net cash (used in) provided by financing activities	(5.1)	1.2
Net increase (decrease) in cash and cash equivalents	0.5	(44.5)
Cash and cash equivalents at beginning of period	7.4	57.9
Cash and cash equivalents at end of period	$7.9	$13.4

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$2.7	$9.0
Acquisition of property by assuming debt and other noncurrent liabilities	$7.1	$1.3
Acquisition of property on account	$27.3	$28.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
As of March 31, 2016, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The company has 3,300 employees as of March 31, 2016, and approximately 30% of its employees are covered by a collective bargaining agreement with Communications Workers of America (“CWA”) that will be in effect through May 12, 2018.
The Company has receivables with one large customer, General Electric Company, that makes up 22% of the outstanding accounts receivable balance at March 31, 2016 and December 31, 2015. This same customer represented 11% and 12% of consolidated revenue for the three months ended March 31, 2016 and 2015, respectively.
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
The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year or any other interim period.
The closing of our wireless operations in March 2015 represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. See Note 9 for all required disclosures.
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
Restructuring Liability — As of March 31, 2016, restructuring liabilities have been established for employee separations, lease abandonments and other charges. As of March 31, 2016 and December 31, 2015, $0.9 million of the restructuring liabilities was included in “Other current liabilities,” and $0.2 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet as well as aligning certain underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") 606. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018 and lessees and lessors are required to use a modified retrospective transition method for existing leases. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments, in January 2016. The amended guidance requires entities to carry all investments in equity securities at fair value through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements.  Specifically, this amendment requires that costs associated with the issuance of debt be presented on the balance sheet as a direct deduction from the related debt liability. The Company retrospectively adopted the amended standard effective January 1, 2016. The adoption resulted in a prior period adjustment due to a change in accounting principle. The Condensed Consolidated Balance Sheet for the period ending December 31, 2015 has been restated to reflect this change in accounting principle. Note issuance costs of $8.0 million were reclassed from “Other noncurrent assets” to “Long-term debt, less current portion.” Note 3 has been updated to reflect the adjustment. On the effective date of ASU 2015-03, the Company made a one-time policy election to record costs incurred in connection with obtaining revolving credit agreements as an asset and to amortize these costs ratably over the term of the agreement. This accounting treatment is consistent with how deferred financing costs were accounted for prior to adoption of ASU 2015-03.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, ASU 2015-14 was issued deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with an optional early application date for annual reporting periods beginning after December 15, 2016. The Company has elected to adopt the standard in the first quarter of the fiscal year ending December 31, 2018. The Company is continuing to evaluate the impact of adoption of this ASU on the Company’s consolidated financial statements.
No other new accounting pronouncement issued or effective during the year had, or is expected to have, a material impact on the consolidated financial statements.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$7.0	$—	$7.0	$0.3	$48.9	$49.2
Preferred stock dividends	2.6	—	2.6	2.6	—	2.6
Net income (loss) applicable to common shareowners - basic and diluted	$4.4	$—	$4.4	$(2.3)	$48.9	$46.6
Denominator:
Weighted average common shares outstanding - basic	210.0	210.0	210.0	209.2	209.2	209.2
Stock-based compensation arrangements	0.4	0.4	0.4	—	—	—
Weighted average common shares outstanding - diluted	210.4	210.4	210.4	209.2	209.2	209.2
Basic and diluted earnings (loss) per common share	$0.02	$—	$0.02	$(0.01)	$0.23	$0.22

For the three months ended March 31, 2016, awards under the Company's stock-based compensation plans for common shares of 3.0 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three months ended March 31, 2015, the Company had a net loss available to common shareholders in continuing operations and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2016	2015
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	9.4	8.4
Current portion of long-term debt	14.8	13.8
Long-term debt, less current portion:
Receivables Facility	46.5	17.6
Corporate Credit Agreement - Tranche B Term Loan	521.1	522.5
8 3/8% Senior Notes due 2020	478.5	478.5
7 1/4% Senior Notes due 2023	26.3	26.3
Various Cincinnati Bell Telephone notes	98.9	128.7
Capital lease obligations and other debt	63.7	59.9
	1,235.0	1,233.5
Net unamortized discount	(1.6)	(1.7)
Unamortized note issuance costs	(7.4)	(8.0)
Long-term debt, less current portion	1,226.0	1,223.8
Total debt	$1,240.8	$1,237.6

There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $175.0 million available for borrowings as of March 31, 2016. This revolving credit facility expires in July 2017.

As of March 31, 2016, the Company had $46.5 million of borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $50.8 million remaining availability on the total borrowing capacity of $103.6 million. On June 1, 2015, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 30, 2016, extend the facility's termination date to May 30, 2018, and include a Libor Market Index Rate floor of zero. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the Company.

During the first quarter of 2016, the Company redeemed $29.8 million of its outstanding 6.30% unsecured senior notes due 2028 (the "CBT Notes") at an average redemption price of 91.130% which resulted in a gain on extinguishment of debt of $2.4 million.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2016 and December 31, 2015, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	March 31, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$52.8	$314.4	$55.5	$257.9
Long-term debt, including current portion*	1,175.7	1,169.2	1,178.0	1,155.6
*Excludes capital leases and note issuance costs.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on March 31, 2016 and December 31, 2015. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2016 and December 31, 2015, which is considered Level 2 of the fair value hierarchy.

5.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2016 and 2015, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks.
For the three months ended March 31, 2016 and 2015, pension and postretirement benefit costs were as follows:

	Three Months Ended March 31,
	2016	2015	2016	2015
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligation	4.8	4.6	0.8	0.8
Expected return on plan assets	(6.8)	(7.2)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(3.7)	(3.9)
Actuarial loss	4.8	5.1	1.2	1.4
Total amortization	4.8	5.2	(2.5)	(2.5)
Pension / postretirement costs (benefits)	$2.8	$2.6	$(1.6)	$(1.6)

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

For the three months ended March 31, 2016, contributions to non-qualified pension plans were $0.6 million and contributions to the postretirement plan were $1.9 million.

6.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three months ended March 31, 2016, the Company recognized stock-based compensation expense of $1.9 million, inclusive of $0.3 million of mark-to-market expense on awards indexed to the Company's stock price. For the three months ended March 31, 2015, the Company recognized stock-based compensation expense of $2.0 million, inclusive of $0.4 million of mark-to-market expense on awards indexed to the Company's stock price. As of March 31, 2016, there was $14.1 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately two years.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. In the fourth quarter of 2015, the executive deferred compensation plan was terminated. All amounts due under the executive deferred compensation plan will be distributed to plan participants during 2016. At March 31, 2016 and 2015, the number of common shares deferred under these plans was 0.3 million and 0.4 million, respectively. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For both the three months ended March 31, 2016 and 2015, the Company recognized expense of $0.1 million related to these awards.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2016, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost	Foreign Currency Translation Loss	Total
Balance as of December 31, 2015	$(170.3)	$(0.7)	$(171.0)
Reclassifications, net (a)	1.6	(0.1)	1.5
Balance as of March 31, 2016	$(168.7)	$(0.8)	$(169.5)
(a) These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 5 for additional details). The components of net periodic pension and postretirement benefit cost are reported within "Cost of services," "Cost of products sold," and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Investment in CyrusOne
On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, our 69% ownership was held in the form of 1.9 million shares of unregistered common stock of CyrusOne Inc. and 42.6 million economically equivalent partnership units in its underlying operating entity, CyrusOne LP. Therefore, effective January 24, 2013, we no longer included the accounts of CyrusOne in our consolidated financial statements and accounted for our ownership as an equity method investment as we no longer controlled the operations but maintained significant influence. From the date of the IPO, we recognized our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our statement of operations through December 31, 2015.
Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, we own 6.9 million shares of CyrusOne's common shares and no longer have significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment, and we no longer record our pro-rata share of CyrusOne's financial results in our statement of operations. For the three months ended March 31, 2016 and 2015, the Company received cash dividends from CyrusOne totaling $2.1 million and $6.0 million, respectively. Dividends from CyrusOne were recognized as a reduction of our investment.
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
Revenue and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2016	2015
Revenue:
Services provided to CyrusOne	$0.3	$0.3

Operating costs and expenses:
Charges for services provided by CyrusOne	2.6	2.5
Administrative services provided to CyrusOne	(0.1)	(0.1)
Total operating costs and expenses	$2.5	$2.4
At March 31, 2016 and December 31, 2015, amounts receivable from and payable to CyrusOne were as follows:

	March 31,	December 31,
(dollars in millions)	2016	2015
Accounts receivable	$0.1	$0.1
Dividends receivable	2.7	2.1
Receivable from CyrusOne	$2.8	$2.2

Payable to CyrusOne	$1.4	$1.5

Form 10-Q Part I	Cincinnati Bell Inc.

9.    Discontinued Operations
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
As of March 31, 2015, there were no subscribers remaining on the network and we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015. On April 1, 2015, we transferred certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015.

Wireless financial results for the three months ended March 31, 2015 reported as Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

Three Months Ended
(dollars in millions)	March 31, 2015
Revenue	$4.4
Costs and expenses
Cost of products and services	12.0
Selling, general and administrative	1.3
Depreciation and amortization expense	28.6
Restructuring charges	6.4
Amortization of deferred gain	(6.5)
Total operating costs and expenses	41.8
Operating loss	(37.4)
Interest income	(0.8)
Gain on sale of wireless spectrum licenses	112.6
Income before income taxes	76.0
Income tax expense	27.1
Income from discontinued operations	$48.9

Form 10-Q Part I	Cincinnati Bell Inc.

Wireless liabilities presented as discontinued operations as of March 31, 2016 and December 31, 2015 are as follows:

(dollars in millions)	March 31, 2016	December 31, 2015
Current liabilities
Restructuring liability	$1.4	$4.7
Other current liabilities	0.6	0.7
Total current liabilities from discontinued operations	$2.0	$5.4

Following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
(dollars in millions)	2016	2015
Depreciation and amortization	$—	$28.6
Amortization of deferred gain on sale of towers	—	(6.5)
Non-cash spectrum lease	—	3.2
Deferred gain on sale of spectrum licenses	—	(112.6)
Restructuring payments	(3.3)	(3.4)

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Business Segment Information
The Company’s segments are strategic business units that offer distinct products and services and are aligned with its internal management structure and reporting. The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, video, local voice, long distance, voice over internet protocol ("VoIP") and other services. The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation and maintenance of major branded Telecom and IT hardware.
Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.
Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2016	2015
Revenue
Entertainment and Communications	$190.3	$188.1
IT Services and Hardware	102.5	107.6
Intersegment	(3.9)	(2.8)
Total revenue	$288.9	$292.9
Intersegment revenue
Entertainment and Communications	$0.4	$0.3
IT Services and Hardware	3.5	2.5
Total intersegment revenue	$3.9	$2.8
Operating income
Entertainment and Communications	$27.7	$41.3
IT Services and Hardware	7.2	1.1
Corporate	(5.3)	(5.3)
Total operating income	$29.6	$37.1
Expenditures for long-lived assets
Entertainment and Communications	$60.3	$54.0
IT Services and Hardware	2.0	3.9
Corporate	0.1	—
Total expenditures for long-lived assets	$62.4	$57.9
Depreciation and amortization
Entertainment and Communications	$40.2	$29.5
IT Services and Hardware	3.2	3.1
Total depreciation and amortization	$43.4	$32.6

	March 31,	December 31,
	2016	2015
Assets
Entertainment and Communications	$1,004.4	$982.5
IT Services and Hardware	57.5	58.0
Corporate and eliminations	382.7	405.9
Total assets	$1,444.6	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of March 31, 2016, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $98.9 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. During the first quarter of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$167.7	$131.6	$(10.4)	$288.9
Operating costs and expenses	5.2	142.1	122.4	(10.4)	259.3
Operating income (loss)	(5.2)	25.6	9.2	—	29.6
Interest expense (income), net	24.1	0.8	(4.6)	—	20.3
Other expense (income), net	(0.3)	(0.2)	(1.9)	—	(2.4)
Income (loss) before equity in earnings of subsidiaries and income taxes	(29.0)	25.0	15.7	—	11.7
Income tax expense (benefit)	(10.0)	8.9	5.8	—	4.7
Equity in earnings of subsidiaries, net of tax	26.0	—	—	(26.0)	—
Net income (loss)	7.0	16.1	9.9	(26.0)	7.0
Other comprehensive income (loss)	1.6	—	(0.1)	—	1.5
Total comprehensive income (loss)	$8.6	$16.1	$9.8	$(26.0)	$8.5

Net income (loss)	7.0	16.1	9.9	(26.0)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$4.4	$16.1	$9.9	$(26.0)	$4.4

	Three Months Ended March 31, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$167.6	$135.0	$(9.7)	$292.9
Operating costs and expenses	5.3	128.9	131.3	(9.7)	255.8
Operating income (loss)	(5.3)	38.7	3.7	—	37.1
Interest expense (income), net	33.9	(0.8)	(0.4)	—	32.7
Other expense (income), net	(0.4)	1.9	2.0	—	3.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(38.8)	37.6	2.1	—	0.9
Income tax expense (benefit)	(14.1)	13.8	0.9	—	0.6
Equity in earnings of subsidiaries, net of tax	73.9	—	—	(73.9)	—
Income (loss) from continuing operations	49.2	23.8	1.2	(73.9)	0.3
Income (loss) from discontinued operations, net of tax	—	—	48.9	—	48.9
Net income (loss)	49.2	23.8	50.1	(73.9)	49.2
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$50.9	$23.8	$49.8	$(73.9)	$50.6

Net income (loss)	49.2	23.8	50.1	(73.9)	49.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$46.6	$23.8	$50.1	$(73.9)	$46.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$5.9	$1.1	$0.9	$—	$7.9
Receivables, net	1.3	0.4	136.8	—	138.5
Other current assets	2.9	21.0	18.0	—	41.9
Total current assets	10.1	22.5	155.7	—	188.3
Property, plant and equipment, net	0.4	941.5	53.1	—	995.0
Investment in CyrusOne	—	—	52.8	—	52.8
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	826.0	43.2	698.4	(1,567.6)	—
Other noncurrent assets	215.9	2.6	130.4	(154.7)	194.2
Total assets	$1,052.4	$1,012.0	$1,102.5	$(1,722.3)	$1,444.6
Current portion of long-term debt	$5.4	$6.1	$3.3	$—	$14.8
Accounts payable	0.4	83.4	34.6	—	118.4
Other current liabilities	49.3	45.6	22.4	—	117.3
Other current liabilities from discontinued operations	—	—	2.0	—	2.0
Total current liabilities	55.1	135.1	62.3	—	252.5
Long-term debt, less current portion	1,017.7	109.5	98.8	—	1,226.0
Other noncurrent liabilities	232.5	177.5	2.4	(154.7)	257.7
Intercompany payables	37.9	—	—	(37.9)	—
Total liabilities	1,343.2	422.1	163.5	(192.6)	1,736.2
Shareowners’ (deficit) equity	(290.8)	589.9	939.0	(1,529.7)	(291.6)
Total liabilities and shareowners’ equity (deficit)	$1,052.4	$1,012.0	$1,102.5	$(1,722.3)	$1,444.6

	As of December 31, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4
Receivables, net	0.7	—	156.4	—	157.1
Other current assets	1.6	20.2	14.1	—	35.9
Total current assets	6.9	21.2	172.3	—	200.4
Property, plant and equipment, net	0.3	921.5	53.7	—	975.5
Investment in CyrusOne	—	—	55.5	—	55.5
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	844.6	63.9	647.2	(1,555.7)	—
Other noncurrent assets	207.2	3.0	136.8	(146.3)	200.7
Total assets	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4
Current portion of long-term debt	$5.4	$5.0	$3.4	$—	$13.8
Accounts payable	0.7	84.8	43.4	—	128.9
Other current liabilities	41.6	45.3	24.2	—	111.1
Other current liabilities from discontinued operations	—	—	5.4	—	5.4
Total current liabilities	47.7	135.1	76.4	—	259.2
Long-term debt, less current portion	1,018.6	134.3	70.9	—	1,223.8
Other noncurrent liabilities	235.5	168.3	4.0	(146.2)	261.6
Intercompany payables	54.7	—	—	(54.7)	—
Total liabilities	1,356.5	437.7	151.3	(200.9)	1,744.6
Shareowners’ (deficit) equity	(297.5)	574.1	926.3	(1,501.1)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(21.7)	$63.6	$24.1	$—	$66.0
Capital expenditures	(0.1)	(55.8)	(6.5)	—	(62.4)
Dividends received from CyrusOne	—	—	2.1	—	2.1
Distributions received from subsidiaries	2.9	—	—	(2.9)	—
Funding between Parent and subsidiaries, net	—	20.7	2.9	(23.6)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.7	(35.1)	(1.5)	(26.5)	(60.4)
Funding between Parent and subsidiaries, net	24.8	—	(48.4)	23.6	—
Distributions paid to Parent	—	—	(2.9)	2.9	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	28.9	—	28.9
Repayment of debt	(1.4)	(28.4)	(1.1)	—	(30.9)
Other financing activities	(3.1)	—	—	—	(3.1)
Cash flows provided by (used in) financing activities	20.3	(28.4)	(23.5)	26.5	(5.1)
Increase (decrease) in cash and cash equivalents	1.3	0.1	(0.9)	—	0.5
Beginning cash and cash equivalents	4.6	1.0	1.8	—	7.4
Ending cash and cash equivalents	$5.9	$1.1	$0.9	$—	$7.9

	Three Months Ended March 31, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(23.5)	$35.7	$(5.9)	$—	$6.3
Capital expenditures	—	(51.8)	(6.1)	—	(57.9)
Dividends received from CyrusOne	—	—	6.0	—	6.0
Distributions received from subsidiaries	2.7	—	—	(2.7)	—
Funding between Parent and subsidiaries, net	—	17.3	10.9	(28.2)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.6	(34.5)	10.8	(30.9)	(52.0)
Funding between Parent and subsidiaries, net	(20.4)	—	(7.8)	28.2	—
Distributions paid to Parent	—	—	(2.7)	2.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	7.5	—	7.5
Repayment of debt	(1.3)	(1.0)	(1.0)	—	(3.3)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	(24.7)	(1.0)	(4.0)	30.9	1.2
Increase (decrease) in cash and cash equivalents	(45.6)	0.2	0.9	—	(44.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$10.6	$1.2	$1.6	$—	$13.4

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020
As of March 31, 2016, the Parent Company’s 8 3/8% Senior Notes due 2020 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC. During the first quarter of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$153.7	$145.6	$(10.4)	$288.9
Operating costs and expenses	5.2	136.9	127.6	(10.4)	259.3
Operating income (loss)	(5.2)	16.8	18.0	—	29.6
Interest expense (income), net	24.1	(5.0)	1.2	—	20.3
Other expense (income), net	(0.3)	2.9	(5.0)	—	(2.4)
Income (loss) before equity in earnings of subsidiaries and income taxes	(29.0)	18.9	21.8	—	11.7
Income tax expense (benefit)	(10.0)	7.0	7.7	—	4.7
Equity in earnings of subsidiaries, net of tax	26.0	—	—	(26.0)	—
Net income (loss)	7.0	11.9	14.1	(26.0)	7.0
Other comprehensive income (loss)	1.6	—	(0.1)	—	1.5
Total comprehensive income (loss)	$8.6	$11.9	$14.0	$(26.0)	$8.5

Net income (loss)	7.0	11.9	14.1	(26.0)	7.0
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$4.4	$11.9	$14.1	$(26.0)	$4.4

	Three Months Ended March 31, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$152.9	$149.7	$(9.7)	$292.9
Operating costs and expenses	5.3	147.3	112.9	(9.7)	255.8
Operating income (loss)	(5.3)	5.6	36.8	—	37.1
Interest expense (income), net	33.9	(0.7)	(0.5)	—	32.7
Other expense (income), net	(0.4)	6.1	(2.2)	—	3.5
Income (loss) before equity in earnings of subsidiaries and income taxes	(38.8)	0.2	39.5	—	0.9
Income tax expense (benefit)	(14.1)	—	14.7	—	0.6
Equity in earnings of subsidiaries, net of tax	73.9	—	—	(73.9)	—
Income (loss) from continuing operations	49.2	0.2	24.8	(73.9)	0.3
Income (loss) from discontinued operations, net of tax	—	48.9	—	—	48.9
Net income (loss)	49.2	49.1	24.8	(73.9)	49.2
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income (loss)	$50.9	$49.1	$24.5	$(73.9)	$50.6

Net income (loss)	49.2	49.1	24.8	(73.9)	49.2
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$46.6	$49.1	$24.8	$(73.9)	$46.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of March 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$5.9	$0.2	$1.8	$—	$7.9
Receivables, net	1.3	3.1	134.1	—	138.5
Other current assets	2.9	19.0	20.0	—	41.9
Total current assets	10.1	22.3	155.9	—	188.3
Property, plant and equipment, net	0.4	52.8	941.8	—	995.0
Investment in CyrusOne	—	52.8	—	—	52.8
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	826.0	822.4	—	(1,648.4)	—
Other noncurrent assets	215.9	126.9	6.1	(154.7)	194.2
Total assets	$1,052.4	$1,089.3	$1,106.0	$(1,803.1)	$1,444.6
Current portion of long-term debt	$5.4	$3.3	$6.1	$—	$14.8
Accounts payable	0.4	71.4	46.6	—	118.4
Other current liabilities	49.3	25.1	42.9	—	117.3
Other current liabilities from discontinued operations	—	2.0	—	—	2.0
Total current liabilities	55.1	101.8	95.6	—	252.5
Long-term debt, less current portion	1,017.7	52.3	156.0	—	1,226.0
Other noncurrent liabilities	232.5	10.3	169.6	(154.7)	257.7
Intercompany payables	37.9	—	79.5	(117.4)	—
Total liabilities	1,343.2	164.4	500.7	(272.1)	1,736.2
Shareowners’ (deficit) equity	(290.8)	924.9	605.3	(1,531.0)	(291.6)
Total liabilities and shareowners’ equity (deficit)	$1,052.4	$1,089.3	$1,106.0	$(1,803.1)	$1,444.6

	As of December 31, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4
Receivables, net	0.7	2.8	153.6	—	157.1
Other current assets	1.6	15.6	18.7	—	35.9
Total current assets	6.9	18.8	174.7	—	200.4
Property, plant and equipment, net	0.3	53.4	921.8	—	975.5
Investment in CyrusOne	—	55.5	—	—	55.5
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	844.6	830.4	4.3	(1,679.3)	—
Other noncurrent assets	207.2	133.4	6.3	(146.2)	200.7
Total assets	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4
Current portion of long-term debt	$5.4	$3.4	$5.0	$—	$13.8
Accounts payable	0.7	95.6	32.6	—	128.9
Other current liabilities	41.6	26.8	42.7	—	111.1
Other current liabilities from discontinued operations	—	5.4	—	—	5.4
Total current liabilities	47.7	131.2	80.3	—	259.2
Long-term debt, less current portion	1,018.6	53.3	151.9	—	1,223.8
Other noncurrent liabilities	235.5	11.8	160.5	(146.2)	261.6
Intercompany payables	54.7	—	127.3	(182.0)	—
Total liabilities	1,356.5	196.3	520.0	(328.2)	1,744.6
Shareowners’ (deficit) equity	(297.5)	907.3	589.3	(1,497.3)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(21.7)	$(8.2)	$95.9	$—	$66.0
Capital expenditures	(0.1)	(6.5)	(55.8)	—	(62.4)
Dividends received from CyrusOne	—	2.1	—	—	2.1
Distributions received from subsidiaries	2.9	—	—	(2.9)	—
Funding between Parent and subsidiaries, net	—	13.5	—	(13.5)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.7	9.1	(55.8)	(16.4)	(60.4)
Funding between Parent and subsidiaries, net	24.8	—	(38.3)	13.5	—
Distributions paid to Parent	—	—	(2.9)	2.9	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	28.9	—	28.9
Repayment of debt	(1.4)	(1.1)	(28.4)	—	(30.9)
Other financing activities	(3.1)	—	—	—	(3.1)
Cash flows provided by (used in) financing activities	20.3	(1.1)	(40.7)	16.4	(5.1)
Increase (decrease) in cash and cash equivalents	1.3	(0.2)	(0.6)	—	0.5
Beginning cash and cash equivalents	4.6	0.4	2.4	—	7.4
Ending cash and cash equivalents	$5.9	$0.2	$1.8	$—	$7.9

	Three Months Ended March 31, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(23.5)	$(19.2)	$49.0	$—	$6.3
Capital expenditures	—	(6.1)	(51.8)	—	(57.9)
Dividends received from CyrusOne	—	6.0	—	—	6.0
Distributions received from subsidiaries	2.7	—	—	(2.7)	—
Funding between Parent and subsidiaries, net	—	20.4	7.2	(27.6)	—
Other investing activities	(0.1)	—	—	—	(0.1)
Cash flows provided by (used in) investing activities	2.6	20.3	(44.6)	(30.3)	(52.0)
Funding between Parent and subsidiaries, net	(20.4)	—	(7.2)	27.6	—
Distributions paid to Parent	—	—	(2.7)	2.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	7.5	—	7.5
Repayment of debt	(1.3)	(1.0)	(1.0)	—	(3.3)
Other financing activities	(3.0)	—	—	—	(3.0)
Cash flows provided by (used in) financing activities	(24.7)	(1.0)	(3.4)	30.3	1.2
Increase (decrease) in cash and cash equivalents	(45.6)	0.1	1.0	—	(44.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$10.6	$0.3	$2.5	$—	$13.4

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, reported as the IT Services and Hardware segment, for the sale and service of efficient, end-to-end communications and IT systems and solutions.
Consolidated revenue totaling $288.9 million for the three months ended March 31, 2016 decreased compared to the prior year primarily due to the $12.6 million cyclical decline in Telecom and IT hardware sales. Revenue from our strategic products totaled $151.5 million for the three months ended March 31, 2016, up 21% compared to the comparable period in the prior year and continues to offset legacy declines.
Operating income in 2016 was $29.6 million, down from the prior year due in large part to costs absorbed subsequent to discontinuing our wireless operations effective March 31, 2015 combined with increased costs associated with accelerating the construction of our fiber network. Income from continuing operations totaled $7.0 million for the three months ended March 31, 2016 up primarily due to decreased interest expense of $12.4 million and a $2.4 million gain on extinguishment of debt offsetting lower operating income.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Service revenue
Entertainment and Communications	$189.0	$184.5	$4.5	2%
IT Services and Hardware	52.5	45.3	7.2	16%
Total service revenue	$241.5	$229.8	$11.7	5%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact from no longer providing backhaul services to our discontinued wireless operations and legacy declines. IT Services and Hardware increased primarily due to growth from all of our strategic services.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Product revenue
Entertainment and Communications	$0.9	$3.3	$(2.4)	n/m
IT Services and Hardware	46.5	59.8	(13.3)	(22)%
Total product revenue	$47.4	$63.1	$(15.7)	(25)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers in our IT Services and Hardware segment. In 2016, the Entertainment and Communications segment is no longer selling Verizon wireless handsets at our retail locations. The sale of Verizon handsets generated revenue of $2.3 million in the first quarter of 2015.
Operating Costs

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Cost of services
Entertainment and Communications	$83.8	$77.5	$6.3	8%
IT Services and Hardware	39.4	36.1	3.3	9%
Total cost of services	$123.2	$113.6	$9.6	8%
Cost of services increased due to growth in our strategic products. Entertainment and Communications costs also increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Cost of products
Entertainment and Communications	$0.5	$2.8	$(2.3)	n/m
IT Services and Hardware	39.0	49.8	(10.8)	(22)%
Total cost of products	$39.5	$52.6	$(13.1)	(25)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products was down as a result of no longer selling Verizon handsets at our retail locations.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$34.5	$34.0	$0.5	1%
IT Services and Hardware	13.4	13.3	0.1	1%
Corporate	5.3	4.9	0.4	8%
Total selling, general and administrative	$53.2	$52.2	$1.0	2%
Entertainment and Communications SG&A costs were up in the three months ended March 31, 2016 primarily due to increased advertising costs to support the growth of Fioptics. Corporate SG&A increased from a year ago primarily due to increased payroll and employee related benefits.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$40.2	29.5	$10.7	36%
IT Services and Hardware	3.2	3.1	0.1	3%
Total depreciation and amortization expense	$43.4	$32.6	$10.8	33%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network and reducing the estimated useful life of our copper assets in the fourth quarter of 2015.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Other operating costs
Restructuring charges	$—	$3.4	$(3.4)	n/m
Loss on sale of disposal of assets, net	—	1.4	(1.4)	n/m
Total other	$—	$4.8	$(4.8)	n/m
Restructuring charges incurred during the first quarter of 2015 were primarily related to employee severance and project costs associated with the on-going process of integrating each segment's business market team. Severance charges were also incurred as a result of discontinuing our cyber-security product offering.
Loss on sale of disposal of assets is attributable to the sale of our cyber-security assets during the first quarter of 2015.

	Three months ended March 31,
(dollars in millions)	2016	2015	$ Change	% Change
Non-operating costs
Interest expense	$20.3	$32.7	$(12.4)	(38)%
Gain on extinguishment of debt	(2.4)	—	(2.4)	n/m
Other expense, net	—	3.5	(3.5)	n/m
Income tax expense	4.7	0.6	4.1	n/m
Income from discontinued operations, net of tax	—	48.9	(48.9)	n/m

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense decreased primarily due to the Company using proceeds from the sale of a portion of its CyrusOne investment for debt repayments totaling $531.7 million during the twelve months ended December 31, 2015. The Company's debt as of March 31, 2016 and 2015 totaled $1,240.8 million and $1,748.4 million, respectively. During the first quarter of 2016, the Company repaid $29.8 million of its outstanding CBT Notes due 2028 resulting in a $2.4 million gain on extinguishment of debt.
Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, at December 31, 2015, we owned approximately 9.5% of CyrusOne's common shares and no longer have significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment. Other expense (net) primarily represents the Company's share of CyrusOne's net loss recorded under the equity method of accounting totaling $3.1 million for the three months ended March 31, 2015.
Income tax expense increased year over year primarily due to higher income before tax. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2016.
Effective March 31, 2015, we discontinued operating our wireless business as there were no subscribers remaining on the network. As a result, we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on sale of wireless spectrum licenses, which had previously been deferred, was recognized during the three months ended March 31, 2015. The gain was partially offset by operating losses as we continued to incur costs during the wind down of the wireless business.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
Revenue	$190.3	$188.1	$2.2	1%
Operating costs and expenses:
Cost of services and products	87.8	81.5	6.3	8%
Selling, general and administrative	34.6	35.0	(0.4)	(1)%
Depreciation and amortization	40.2	29.5	10.7	36%
Other	—	0.8	(0.8)	n/m
Total operating costs and expenses	162.6	146.8	15.8	11%
Operating income	$27.7	$41.3	$(13.6)	(33)%
Operating margin	14.6%	22.0%		(7.4)
Capital expenditures	$60.3	$54.0	$6.3	12%

Metrics information (in thousands):
Fioptics units passed	453.7	357.6	96.1	27%

Internet subscribers:
DSL	127.9	149.6	(21.7)	(15)%
Fioptics	164.5	123.1	41.4	34%
Total internet subscribers	292.4	272.7	19.7	7%

Fioptics video subscribers	120.0	95.8	24.2	25%

Residential voice lines:
Legacy voice lines	138.7	170.5	(31.8)	(19)%
Fioptics voice lines	74.4	60.0	14.4	24%
Total residential voice lines	213.1	230.5	(17.4)	(8)%
Business voice lines:
Legacy voice lines	208.9	233.0	(24.1)	(10)%
VoIP lines*	107.0	73.9	33.1	45%
Total business voice lines	315.9	306.9	9.0	3%
Total voice lines	529.0	537.4	(8.4)	(2)%

Long distance lines:
Residential	196.0	207.0	(11.0)	(5)%
Business	138.0	148.5	(10.5)	(7)%
Total long distance lines:	334.0	355.5	(21.5)	(6)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three months ended March 31,
(dollars in millions)	2016	2015
Revenue:
Consumer
Strategic
Data	$23.5	$15.9
Voice	5.2	4.8
Video	28.5	21.0
Services and other	0.9	1.0
	58.1	42.7
Legacy
Data	12.2	13.3
Voice	19.8	23.0
Services and other	1.1	1.4
	33.1	37.7
Integration
Services and other	1.1	3.5
Total consumer revenue	$92.3	$83.9

Business
Strategic
Data	$23.6	$21.9
Voice	12.0	9.9
Video	0.5	0.4
Services and other	0.4	0.7
	36.5	32.9
Legacy
Data	5.4	6.1
Voice	29.0	32.2
Services and other	0.3	0.4
	34.7	38.7
Integration
Services and other	0.4	0.8
Total business revenue	$71.6	$72.4

Carrier
Strategic
Data	$11.0	$10.6
Legacy
Data	9.5	13.4
Voice	4.2	5.8
Services and other	1.7	2.0
	15.4	21.2
Total carrier revenue	26.4	31.8

Total Entertainment and Communications revenue	$190.3	$188.1

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue has increased from the comparable period in the previous year due to Fioptics growth offsetting legacy access line, DSL subscriber and long-distance line loss. Our Fioptics internet subscriber base increased 34% and average revenue per user ("ARPU") was up 10% compared to the first quarter of 2015. Fioptics video subscribers as of the end of the first quarter of 2016 increased 27% compared to the same period a year ago, in addition to a 6% increase in ARPU.
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
Integration revenue decreased in 2016 primarily due to no longer selling Verizon handsets at our retail locations effective January 1, 2016. The sale of Verizon handsets generated revenue of $2.3 million in the first quarter of 2015.
Business
Business market revenue decreased 1% compared to the prior year as the growth in strategic revenue was more than offset by legacy and integration declines. Data revenue from our business customers has increased as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined $1.1 million in 2016 as the growth in VoIP lines continues to partially mitigate legacy voice and long distance lines loss.
Carrier
Carrier revenue declined in 2016 primarily due to no longer providing backhaul services to our discontinued wireless operations. In addition, switched access revenue continues to decrease in 2016 in part due to FCC mandated reductions of terminating switched access rates.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.8 million in the three months ended March 31, 2016. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Network and materials costs increased in the first quarter of 2016 as we continue to accelerate our fiber investment. These increased costs were partially offset by reduced costs associated with selling Verizon handsets that totaled $2.0 million in first quarter of 2015.
Depreciation and amortization expenses for the three months ended March 31, 2016 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network and reducing the useful life of our copper assets in the fourth quarter of 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

Capital Expenditures

	Three Months Ended March 31,
(dollars in millions)	2016	2015
Fioptics capital expenditures
Construction	$16.8	$16.6
Installation	12.9	5.0
Other	7.1	13.6
Total Fioptics	36.8	35.2

Other strategic	15.5	10.7
Maintenance	8.0	8.1
Total capital expenditures	$60.3	$54.0
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. In the first quarter of 2016, we passed an additional 21,700 addresses. As of March 31, 2016, the Company is able to provide its Fioptics services to 453,700 residential and business addresses, or 57% of our operating territory. Fioptics installation costs increased in 2016 due to increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics related costs include costs to expand core network capacity and for enhancements to the customer experience.
Other strategic capital expenditures are for success-based fiber builds and related equipment for business and carrier projects in order to provide Cincinnati Bell Ethernet Services.

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

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change	% Change
Revenue	$102.5	$107.6	$(5.1)	(5)%
Operating costs and expenses:
Cost of services and products	78.6	86.4	(7.8)	(9)%
Selling, general and administrative	13.5	13.4	0.1	1%
Depreciation and amortization	3.2	3.1	0.1	3%
Other	—	3.6	(3.6)	n/m
Total operating costs and expenses	95.3	106.5	(11.2)	(11)%
Operating income	$7.2	$1.1	$6.1	n/m
Operating margin	7.0%	1.0%		6.0 pts
Capital expenditures	$2.0	$3.9	$(1.9)	(49)%

Revenue
The following IT Services and Hardware products have either been classified as strategic or integration:

	Three months ended March 31,
(dollars in millions)	2016	2015
Strategic business revenue
Professional services	$22.3	$20.6
Management and monitoring	8.1	7.3
Unified communications	7.5	6.7
Cloud services	10.2	6.1
Total strategic business revenue	48.1	40.7

Integration business revenue
Professional services	3.9	3.5
Unified communications	2.6	2.9
Telecom and IT hardware	47.9	60.5
Total integration business revenue	54.4	66.9
Total IT Services and Hardware revenue	$102.5	$107.6
We continue to generate revenue growth across all of our strategic products. The growth in management and monitoring and unified communications has primarily been driven by the increase in devices and voice profiles monitored. The growth in cloud services is primarily due to increases in virtual machines monitored for one of our largest customers. Professional services revenue was also up $1.7 million over the prior year driven by an increase in billable headcount and utilization.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, and general economic conditions.

Form 10-Q Part I	Cincinnati Bell Inc.

Operating Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount related costs. During the three months ended March 31, 2016, costs of Telecom and IT hardware sales decreased $10.8 million compared to 2015. Payroll costs increased $3.6 million from the prior year to support the growth of our strategic products.
The decrease in other costs is driven by restructuring charges for the three months ended March 31, 2015 that consisted of $2.0 million of employee severance primarily associated with discontinuing our advanced cyber-security product offering. In addition, we abandoned certain office space in Canada resulting in a $0.2 million restructuring charge. We also recognized a $1.4 million loss on sale or disposal of our cyber-security assets in the first quarter of 2015.
Capital Expenditures
Capital expenditures decreased from the prior year due to timing of payments on projects for supporting the growth of our strategic products.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of March 31, 2016, the Company had $1,240.8 million of outstanding indebtedness and an accumulated deficit of $2,827.2 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $66.0 million and $6.3 million of cash flows from operations during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had $233.7 million of short-term liquidity, comprised of $7.9 million of cash and cash equivalents, $175.0 million of undrawn capacity on our Corporate Credit Agreement and $50.8 million available under the Receivables Facility.
As of March 31, 2016, the Company had $46.5 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $103.6 million. On June 1, 2015, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 30, 2016, extend the facility's termination date to May 30, 2018, and include a Libor Market Index Rate floor of zero. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2016. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the future.
As of March 31, 2016, we owned 6.9 million shares of registered common stock of CyrusOne Inc. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to manage our debt and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement.
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2016 totaled $66.0 million, an increase of $59.7 million compared to the same period in 2015. The increase is primarily due to $13.2 million of lower interest payments compared to the prior year and improved working capital. In addition, the Company's discontinued wireless operations used $3.4 million and $13.0 million of cash in the first quarter of 2016 and 2015, respectively.
Cash flows used by investing activities during three months ended March 31, 2016 totaled $60.4 million, an increase of $8.4 million compared to the same period in 2015. The increase was driven by a $4.5 million increase in 2016 capital expenditures, primarily related to the acceleration of our fiber investment and the $3.9 million decrease in dividends received from CyrusOne.
Cash flows used by financing activities during the three months ended March 31, 2016 totaled $5.1 million, compared to $1.2 million of cash flows provided by financing activities in the prior year. In the first quarter of 2016, we borrowed $28.9 million on the Corporate Credit Agreement and Receivables Facility, compared to borrowing $7.5 million in the prior year. Debt repayments in 2016 totaled $30.9 million, an increase of $27.6 million compared to the prior year, due primarily to the redemption of $29.8 million of the Company's outstanding CBT Notes due 2028 in the first quarter of 2016 at an average redemption price of 91.130%.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual and aggregate basis. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the covenants under the Corporate Credit Agreement as of March 31, 2016.
The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of March 31, 2016.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers, subject to terms and conditions set forth in the Corporate Credit Agreement.
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

In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Senior Secured Leverage Ratio, as of and for the twelve month period ended March 31, 2016:

(dollars in millions)
Consolidated Senior Secured Leverage Ratio	2.47
Maximum ratio permitted for compliance	3.50
Consolidated Senior Secured Funded Indebtedness additional availability	$299.8
Consolidated EBITDA clearance over compliance threshold	$85.7

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

One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes and common stock dividends, would be limited to specific allowances. As of March 31, 2016, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to a restricted payments basket which exceeded $1 billion.
Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. The Company did not repurchase any additional shares during the three months ended March 31, 2016. As of March 31, 2016, the Company has the authority to repurchase its common stock with a value of up to $129.2 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
Regulatory Matters
Refer to the Company’s Annual Report on Form 10-K for the year ended 2015 for a complete description of regulatory matters.
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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2015 for a complete description of future operating trends for our business.

Form 10-Q Part I	Cincinnati Bell Inc.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2016.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a description of the Company's market risks.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2016 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2016 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Form 10-Q Part II	Cincinnati Bell Inc.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending March 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2016, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2016.

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

Cincinnati Bell Inc.

Date:	May 5, 2016	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	May 5, 2016	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer