Form 10-Q
period 2016-06-30
CINCINNATI BELL INC
filed 2016-08-04
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2016, there were 210,173,102 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Services	$244.9	$229.4	$486.4	$459.2
Products	54.3	56.4	101.7	119.5
Total revenue	299.2	285.8	588.1	578.7
Costs and expenses
Cost of services, excluding items below	124.8	114.4	248.0	228.0
Cost of products sold, excluding items below	46.0	47.8	85.5	100.4
Selling, general and administrative, excluding items below	56.2	57.0	109.4	109.2
Depreciation and amortization	44.8	34.0	88.2	66.6
Other	—	2.9	—	7.7
Total operating costs and expenses	271.8	256.1	531.1	511.9
Operating income	27.4	29.7	57.0	66.8
Interest expense	19.9	28.0	40.2	60.7
Loss on extinguishment of debt, net	5.2	13.5	2.8	13.5
Gain on sale of CyrusOne investment	(118.6)	(295.2)	(118.6)	(295.2)
Other (income) expense, net	(1.1)	1.3	(1.1)	4.8
Income from continuing operations before income taxes	122.0	282.1	133.7	283.0
Income tax expense	44.4	101.4	49.1	102.0
Income from continuing operations	77.6	180.7	84.6	181.0
Income from discontinued operations, net of tax	—	10.9	—	59.8
Net income	77.6	191.6	84.6	240.8
Preferred stock dividends	2.6	2.6	5.2	5.2
Net income applicable to common shareowners	$75.0	$189.0	$79.4	$235.6
Basic net earnings per common share
Basic earnings per common share from continuing operations	$0.36	$0.85	$0.38	$0.84
Basic earnings per common share from discontinued operations	$—	$0.05	$—	$0.29
Basic net earnings per common share	$0.36	$0.90	$0.38	$1.13
Diluted net earnings per common share
Diluted earnings per common share from continuing operations	$0.36	$0.84	$0.38	$0.84
Diluted earnings per common share from discontinued operations	$—	$0.05	$—	$0.28
Diluted net earnings per common share	$0.36	$0.89	$0.38	$1.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$77.6	$191.6	$84.6	$240.8
Other comprehensive income
Foreign currency translation gain (loss)	—	0.2	(0.1)	(0.1)
Defined benefit pension and postretirement plans
Net gain arising from remeasurement during the period, net of tax of $0.6	—	1.1	—	1.1
Amortization of prior service benefits, net of tax of ($1.3), ($1.4), ($2.7), ($2.8)	(2.4)	(2.4)	(4.7)	(4.8)
Amortization of net actuarial loss, net of tax of $2.2, $3.8, $4.3, $6.2	3.9	6.9	7.8	11.0
Reclassification adjustment for curtailment loss included in net income, net of tax of $0.1	—	0.2	—	0.2
Other comprehensive income	1.5	6.0	3.0	7.4
Total comprehensive income	$79.1	$197.6	$87.6	$248.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$9.6	$7.4
Receivables, less allowances of $11.9 and $12.4	157.5	157.1
Inventory, materials and supplies	23.1	20.6
Prepaid expenses	15.7	13.1
Other current assets	3.0	2.2
Total current assets	208.9	200.4
Property, plant and equipment, net	1,021.7	975.5
Investment in CyrusOne	27.4	55.5
Goodwill	14.3	14.3
Deferred income taxes, net	132.5	182.9
Other noncurrent assets	18.4	17.8
Total assets	$1,423.2	$1,446.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$14.7	$13.8
Accounts payable	142.5	128.9
Unearned revenue and customer deposits	26.7	29.2
Accrued taxes	12.0	14.5
Accrued interest	8.0	11.2
Accrued payroll and benefits	27.9	31.2
Other current liabilities	24.5	25.0
Other current liabilities from discontinued operations	0.6	5.4
Total current liabilities	256.9	259.2
Long-term debt, less current portion	1,125.7	1,223.8
Pension and postretirement benefit obligations	217.5	225.0
Other noncurrent liabilities	40.1	36.6
Total liabilities	1,640.2	1,744.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2016 and December 31, 2015; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 480,000,000 shares authorized; 209,277,290 and 210,017,999 shares issued; 209,136,240 and 209,876,949 shares outstanding at June 30, 2016 and December 31, 2015	2.1	2.1
Additional paid-in capital	2,569.6	2,576.0
Accumulated deficit	(2,749.6)	(2,834.2)
Accumulated other comprehensive loss	(168.0)	(171.0)
Common shares in treasury, at cost	(0.5)	(0.5)
Total shareowners’ deficit	(217.0)	(298.2)
Total liabilities and shareowners’ deficit	$1,423.2	$1,446.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income	$84.6	$240.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	88.2	95.2
Loss on extinguishment of debt	2.8	13.5
Provision for loss on receivables	4.3	4.3
Gain on sale of CyrusOne investment	(118.6)	(295.2)
Noncash portion of interest expense	1.7	2.5
Deferred income tax provision	48.6	129.4
Pension and other postretirement payments in excess of expense	(2.8)	(8.4)
Stock-based compensation	3.5	2.1
Deferred gain on sale of wireless spectrum licenses - discontinued operations	—	(112.6)
Amortization of deferred gain - discontinued operations	—	(6.5)
Gain on transfer of lease obligations - discontinued operations	—	(15.9)
Other, net	(3.6)	5.3
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(5.5)	4.9
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(5.0)	0.4
Increase (decrease) increase in accounts payable	14.0	(17.0)
Decrease in accrued and other current liabilities	(17.0)	(13.0)
(Increase) decrease in other noncurrent assets	(0.6)	0.8
Increase in other noncurrent liabilities	3.5	2.1
Net cash provided by operating activities	98.1	32.7
Cash flows from investing activities
Capital expenditures	(121.6)	(132.5)
Dividends received from CyrusOne	4.9	15.0
Proceeds from sale of CyrusOne investment	142.5	426.0
Other, net	(0.7)	(0.1)
Net cash provided by investing activities	25.1	308.4
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	15.4	(16.6)
Repayment of debt	(124.6)	(361.4)
Debt issuance costs	(1.9)	(0.4)
Dividends paid on preferred stock	(5.2)	(5.2)
Common stock repurchase	(4.6)	—
Other, net	(0.1)	(0.6)
Net cash used in financing activities	(121.0)	(384.2)
Net increase (decrease) in cash and cash equivalents	2.2	(43.1)
Cash and cash equivalents at beginning of period	7.4	57.9
Cash and cash equivalents at end of period	$9.6	$14.8

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$1.5	$4.5
Acquisition of property by assuming debt and other noncurrent liabilities	$10.1	$2.9
Acquisition of property on account	$34.2	$33.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
As of June 30, 2016, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The company has 3,400 employees as of June 30, 2016, and approximately 30% of its employees are covered by a collective bargaining agreement with Communications Workers of America (“CWA”) that will be in effect through May 12, 2018.
The Company has receivables with one large customer, General Electric Company ("GE"), that makes up 22% of the outstanding accounts receivable balance at June 30, 2016 and December 31, 2015. GE represented 12% and 11% of consolidated revenue for the three and six months ended June 30, 2016, respectively, compared to 11% and 12% during the same periods in 2015.

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
The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Restructuring Liability — As of June 30, 2016, restructuring liabilities have been established for employee separations, lease abandonments and other charges. As of June 30, 2016 and December 31, 2015, $0.2 million and $0.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, $0.2 million was included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards — In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for public business entities for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and plans to adopt the standard effective January 1, 2017.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet as well as aligning certain underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") 606. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, and lessees and lessors are required to use a modified retrospective transition method for existing leases. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. The amended guidance requires entities to carry all investments in equity securities at fair value through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, ASU 2015-14 was issued deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with an optional early application date for annual reporting periods beginning after December 15, 2016. The Company has elected to adopt the standard in the first quarter of the fiscal year ending December 31, 2018. In March 2016, the FASB issued ASU 2016-08, an update to ASU 2014-09, clarifying the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the impact of the standard for the IT Services and Hardware segment that is a reseller of Telecom and IT hardware. Under the current guidance, these equipment revenues are generally recorded on a gross basis. The Company is continuing to evaluate the impact of adoption of ASU 2014-09, as well as all subsequent amendments to this standard, on the Company’s consolidated financial statements.
No other new accounting pronouncement issued or effective during the year had, or is expected to have, a material impact on the consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

2.    Earnings Per Common Share
Basic earnings per common share (“EPS”) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon the issuance of common shares for awards under stock-based compensation plans, the exercise of warrants or the conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$77.6	$—	$77.6	$180.7	$10.9	$191.6
Preferred stock dividends (1)	2.6	—	2.6	2.6	—	2.6
Net income applicable to common shareowners - basic and diluted	$75.0	$—	$75.0	$178.1	$10.9	$189.0
Denominator:
Weighted average common shares outstanding - basic	209.8	209.8	209.8	209.7	209.7	209.7
Stock-based compensation arrangements	0.6	0.6	0.6	0.4	0.4	0.4
Conversion of preferred shares	—	—	—	4.5	4.5	4.5
Weighted average common shares outstanding - diluted	210.4	210.4	210.4	214.6	214.6	214.6
Basic earnings per common share	$0.36	$—	$0.36	$0.85	$0.05	$0.90
Diluted earnings per common share	$0.36	$—	$0.36	$0.84	$0.05	$0.89
(1) Calculation of diluted earnings per common share for the three months ended June 30, 2015 excludes preferred stock dividends as the preferred shares are considered converted.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$84.6	$—	$84.6	$181.0	$59.8	$240.8
Preferred stock dividends	5.2	—	5.2	5.2	—	5.2
Net income applicable to common shareowners - basic and diluted	$79.4	$—	$79.4	$175.8	$59.8	$235.6
Denominator:
Weighted average common shares outstanding - basic	209.9	209.9	209.9	209.4	209.4	209.4
Stock-based compensation arrangements	0.5	0.5	0.5	0.7	0.7	0.7
Weighted average common shares outstanding - diluted	210.4	210.4	210.4	210.1	210.1	210.1
Basic earnings per common share	$0.38	$—	$0.38	$0.84	$0.29	$1.13
Diluted earnings per common share	$0.38	$—	$0.38	$0.84	$0.28	$1.12

For the three and six months ended June 30, 2016, awards under the Company's stock-based compensation plans for common shares of 2.2 million and 2.6 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and six months ended June 30, 2015, awards under the Company's stock-based compensation plans for common shares of 3.4 million and 3.7 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, with the exception of the three months ended June 30, 2015, preferred stock convertible into 4.5 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2016	December 31, 2015
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	9.3	8.4
Current portion of long-term debt	14.7	13.8
Long-term debt, less current portion:
Receivables Facility	33.0	17.6
Corporate Credit Agreement - Tranche B Term Loan	519.8	522.5
8 3/8% Senior Notes due 2020	397.1	478.5
7 1/4% Senior Notes due 2023	26.3	26.3
Cincinnati Bell Telephone Notes	93.9	128.7
Capital lease obligations and other debt	63.9	59.9
	1,134.0	1,233.5
Net unamortized discount	(1.7)	(1.7)
Unamortized note issuance costs	(6.6)	(8.0)
Long-term debt, less current portion	1,125.7	1,223.8
Total debt	$1,140.4	$1,237.6

In the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated as of November 20, 2012. This amendment reduces the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modifies certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extends the maturity date of the revolving credit facility to January 2020. As a result of the amendment, the Company recorded a $1.7 million loss on extinguishment of debt in the second quarter of 2016. There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of June 30, 2016.

As of June 30, 2016, the Company had $33.0 million of borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $79.6 million remaining availability on the total borrowing capacity of $118.9 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 26, 2017, and extend the facility's termination date to May 27, 2019. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of the Company's other subsidiaries or the Company.

During the first quarter of 2016, the Company redeemed $29.8 million of its outstanding 6.30% unsecured senior notes due 2028 (the "Cincinnati Bell Telephone Notes") at an average redemption price of 91.130% which resulted in a gain on extinguishment of debt of $2.4 million.

During the second quarter of 2016, the Company repaid $81.4 million of its outstanding 8 3/8 % Senior Notes due 2020 at an average redemption price of 104.184% which resulted in a loss on extinguishment of debt of $3.7 million. Additionally, the Company redeemed $5.0 million of its Cincinnati Bell Telephone Notes at a redemption price of 94.875% which resulted in a gain on extinguishment of debt of $0.2 million in the second quarter of 2016.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2016 and December 31, 2015, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	June 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$27.4	$209.4	$55.5	$257.9
Long-term debt, including current portion*	1,074.2	1,081.5	1,178.0	1,155.6
*Excludes capital leases and note issuance costs.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on June 30, 2016 and December 31, 2015. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2016 and December 31, 2015, which is considered Level 2 of the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and six months ended June 30, 2016 and 2015, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, we recognized a curtailment loss of $0.3 million in the three months ended June 30, 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of our pension liability of $1.7 million.
For the three and six months ended June 30, 2016 and 2015, pension and postretirement benefit costs were as follows:

	Three Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$0.3	$—	$—
Interest cost on projected benefit obligation	4.8	4.9	0.9	0.9
Expected return on plan assets	(6.8)	(7.3)	—	—
Curtailment loss	—	0.3	—	—
Amortization of:
Prior service cost (benefit)	—	—	(3.7)	(3.8)
Actuarial loss	4.8	9.4	1.3	1.3
Total amortization	4.8	9.4	(2.4)	(2.5)
Pension / postretirement cost (benefit)	$2.8	$7.6	$(1.5)	$(1.6)

	Six Months Ended June 30,
	2016	2015	2016	2015
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$0.3	$0.1	$0.1
Interest cost on projected benefit obligation	9.6	9.5	1.7	1.7
Expected return on plan assets	(13.6)	(14.5)	—	—
Curtailment loss	—	0.3	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(7.4)	(7.7)
Actuarial loss	9.6	14.5	2.5	2.7
Total amortization	9.6	14.6	(4.9)	(5.0)
Pension / postretirement cost (benefit)	$5.6	$10.2	$(3.1)	$(3.2)

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income.
Based on current assumptions, management believes that the Company will not make any contributions to the qualified pension plan in 2016. Contributions to non-qualified pension plans in 2016 are expected to be approximately $2 million. Management expects to make cash payments of approximately $10 million related to its postretirement health plans in 2016.
For the six months ended June 30, 2016, contributions to the non-qualified pension plans were $1.2 million and contributions to the postretirement plan were $4.1 million.

6.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $3.5 million and $5.4 million, respectively, inclusive of $1.1 million and $1.4 million of mark-to-market expense on awards indexed to the Company's stock price. For the three and six months ended June 30, 2015, the Company recognized stock-based compensation expense of $1.3 million and $3.3 million, respectively, which reflected $0.5 million and $0.9 million of mark-to-market expense on awards indexed to the Company's stock price. As of June 30, 2016, there was $12.3 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. In the fourth quarter of 2015, the executive deferred compensation plan was terminated. All amounts due under the executive deferred compensation plan will be distributed to plan participants during 2016. At both June 30, 2016 and 2015, the number of common shares deferred under these plans was 0.3 million. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three and six months ended June 30, 2016, the Company recognized expense related to these awards of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2015, the Company recognized expense related to these awards of $0.1 million and $0.2 million, respectively.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the six months ended June 30, 2016, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2015	$(170.3)		$(0.7)	$(171.0)
Reclassifications, net	3.1	(a)	(0.1)	3.0
Balance as of June 30, 2016	$(167.2)		$(0.8)	$(168.0)
(a) These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 5 for additional details). The components of net periodic pension and postretirement benefit costs are reported within "Cost of services," "Cost of products sold," and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.
Share Repurchases
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. During the second quarter of 2016, the Company repurchased and retired approximately 1.2 million shares of its common stock for $4.6 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. As of June 30, 2016, the Company has the authority to repurchase its common stock with a value of up to $124.6 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures and Corporate Credit Agreement.
Reverse Stock Split
On August 2, 2016, our shareholders authorized the Board of Directors to effect, in its discretion, a reverse stock split of the outstanding and treasury Common Shares at a reverse stock split 1-for-5 ratio. The Board of Directors determined that October 5, 2016 would be the effective date for the reverse stock split.

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
Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, we owned 6.9 million shares of CyrusOne's common shares and no longer have significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment, and we no longer record our pro-rata share of CyrusOne's financial results in our statement of operations. For the six months ended June 30, 2016 and 2015, the Company received cash dividends from CyrusOne totaling $4.9 million and $15.0 million, respectively. Dividends from CyrusOne were recognized as a reduction of our investment.
In the second quarter of 2016, we sold 3.1 million shares of CyrusOne Inc. common stock for net proceeds totaling $142.5 million that resulted in a gain of $118.6 million. In the second quarter of 2015, we sold 14.3 million operating partnership units for net proceeds of $426.0 million that resulted in a gain of $295.2 million. As of June 30, 2016, we held 3.8 million shares of CyrusOne's common shares valued at $209.4 million.
Subsequent to the end of the second quarter of 2016, we sold 0.3 million shares of CyrusOne Inc. common stock for net proceeds totaling approximately $19 million that resulted in a gain of approximately $17 million.
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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2016	2015	2016	2015
Revenue:
Services provided to CyrusOne	$0.3	$0.4	$0.6	$0.7

Operating costs and expenses:
Charges for services provided by CyrusOne	2.6	2.5	5.2	5.0
Administrative services provided to CyrusOne	—	(0.1)	(0.1)	(0.2)
Total operating costs and expenses	$2.6	$2.4	$5.1	$4.8

Form 10-Q Part I	Cincinnati Bell Inc.

At June 30, 2016 and December 31, 2015, amounts receivable from and payable to CyrusOne were as follows:

	June 30,	December 31,
(dollars in millions)	2016	2015
Accounts receivable	$0.1	$0.1
Dividends receivable	1.5	2.1
Receivable from CyrusOne	$1.6	$2.2

Payable to CyrusOne	$2.4	$1.5

Form 10-Q Part I	Cincinnati Bell Inc.

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

Wireless financial results for the three and six months ended June 30, 2016 were nominal. Wireless financial results for the three and six months ended June 30, 2015 reported as Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2015	June 30, 2015
Revenue	$—	$4.4
Costs and expenses
Cost of products and services	—	12.0
Selling, general and administrative	0.9	2.2
Depreciation and amortization expense	—	28.6
Restructuring charges	—	6.4
Amortization of deferred gain	—	(6.5)
Total operating costs and expenses	0.9	42.7
Operating loss	(0.9)	(38.3)
Interest income	0.9	1.7
Other income	0.1	0.1
Gain on transfer of tower lease obligations and other assets	15.9	15.9
Gain on sale of wireless spectrum licenses	—	112.6
Income before income taxes	16.0	92.0
Income tax expense	5.1	32.2
Income from discontinued operations	$10.9	$59.8

Wireless liabilities presented as discontinued operations as of June 30, 2016 and December 31, 2015 are as follows:

(dollars in millions)	June 30, 2016	December 31, 2015
Current liabilities
Restructuring liability	$0.3	$4.7
Other current liabilities	0.3	0.7
Total current liabilities from discontinued operations	$0.6	$5.4

Form 10-Q Part I	Cincinnati Bell Inc.

Following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
(dollars in millions)	2016	2015
Depreciation and amortization	$—	$28.6
Amortization of deferred gain on sale of towers	—	(6.5)
Non-cash spectrum lease	—	3.2
Deferred gain on sale of spectrum licenses	—	(112.6)
Gain on transfer of tower lease obligations and other assets	—	(15.9)
Restructuring payments	(4.1)	(6.0)

Form 10-Q Part I	Cincinnati Bell Inc.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2016	2015	2016	2015
Revenue
Entertainment and Communications	$192.5	$182.4	$382.8	$370.5
IT Services and Hardware	109.8	106.3	212.3	213.9
Intersegment	(3.1)	(2.9)	(7.0)	(5.7)
Total revenue	$299.2	$285.8	$588.1	$578.7
Intersegment revenue
Entertainment and Communications	$0.2	$0.4	$0.6	$0.7
IT Services and Hardware	2.9	2.5	6.4	5.0
Total intersegment revenue	$3.1	$2.9	$7.0	$5.7
Operating income
Entertainment and Communications	$27.2	$30.1	$54.9	$71.4
IT Services and Hardware	6.9	6.2	14.1	7.3
Corporate	(6.7)	(6.6)	(12.0)	(11.9)
Total operating income	$27.4	$29.7	$57.0	$66.8
Expenditures for long-lived assets
Entertainment and Communications	$55.3	$70.1	$115.6	$124.1
IT Services and Hardware	3.8	4.4	5.8	8.3
Corporate	0.1	0.1	0.2	0.1
Total expenditures for long-lived assets	$59.2	$74.6	$121.6	$132.5
Depreciation and amortization
Entertainment and Communications	$41.6	$31.0	$81.8	$60.5
IT Services and Hardware	3.2	3.0	6.4	6.1
Total depreciation and amortization	$44.8	$34.0	$88.2	$66.6

	June 30, 2016	December 31, 2015
Assets
Entertainment and Communications	$1,030.3	$982.5
IT Services and Hardware	59.2	58.0
Corporate and eliminations	333.7	405.9
Total assets	$1,423.2	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of June 30, 2016, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $93.9 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. During the first six months of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$170.1	$138.9	$(9.8)	$299.2
Operating costs and expenses	6.9	144.0	130.7	(9.8)	271.8
Operating income (loss)	(6.9)	26.1	8.2	—	27.4
Interest expense (income), net	23.3	1.3	(4.7)	—	19.9
Other expense (income), net	5.0	1.7	(121.2)	—	(114.5)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.2)	23.1	134.1	—	122.0
Income tax expense (benefit)	(12.4)	8.3	48.5	—	44.4
Equity in earnings of subsidiaries, net of tax	100.4	—	—	(100.4)	—
Net income (loss)	77.6	14.8	85.6	(100.4)	77.6
Other comprehensive income (loss)	1.5	—	—	—	1.5
Total comprehensive income (loss)	$79.1	$14.8	$85.6	$(100.4)	$79.1

Net income (loss)	77.6	14.8	85.6	(100.4)	77.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$75.0	$14.8	$85.6	$(100.4)	$75.0

	Three Months Ended June 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$161.5	$134.0	$(9.7)	$285.8
Operating costs and expenses	6.4	133.7	125.7	(9.7)	256.1
Operating income (loss)	(6.4)	27.8	8.3	—	29.7
Interest expense (income), net	28.4	(0.3)	(0.1)	—	28.0
Other expense (income), net	13.1	1.6	(295.1)	—	(280.4)
Income (loss) before equity in earnings of subsidiaries and income taxes	(47.9)	26.5	303.5	—	282.1
Income tax expense (benefit)	(15.6)	9.4	107.6	—	101.4
Equity in earnings of subsidiaries, net of tax	223.9	—	—	(223.9)	—
Income (loss) from continuing operations	191.6	17.1	195.9	(223.9)	180.7
Income (loss) from discontinued operations, net of tax	—	—	10.9	—	10.9
Net income (loss)	191.6	17.1	206.8	(223.9)	191.6
Other comprehensive income (loss)	5.8	—	0.2	—	6.0
Total comprehensive income (loss)	$197.4	$17.1	$207.0	$(223.9)	$197.6

Net income (loss)	191.6	17.1	206.8	(223.9)	191.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$189.0	$17.1	$206.8	$(223.9)	$189.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$337.8	$270.5	$(20.2)	$588.1
Operating costs and expenses	12.1	286.1	253.1	(20.2)	531.1
Operating income (loss)	(12.1)	51.7	17.4	—	57.0
Interest expense (income), net	47.4	2.1	(9.3)	—	40.2
Other expense (income), net	4.7	1.5	(123.1)	—	(116.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(64.2)	48.1	149.8	—	133.7
Income tax expense (benefit)	(22.4)	17.2	54.3	—	49.1
Equity in earnings of subsidiaries, net of tax	126.4	—	—	(126.4)	—
Net income (loss)	84.6	30.9	95.5	(126.4)	84.6
Other comprehensive income (loss)	3.1	—	(0.1)	—	3.0
Total comprehensive income (loss)	$87.7	$30.9	$95.4	$(126.4)	$87.6

Net income (loss)	84.6	30.9	95.5	(126.4)	84.6
Preferred stock dividends	5.2	—	—	—	5.2
Net income (loss) applicable to common shareowners	$79.4	$30.9	$95.5	$(126.4)	$79.4

	Six Months Ended June 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$329.1	$269.0	$(19.4)	$578.7
Operating costs and expenses	11.7	262.6	257.0	(19.4)	511.9
Operating income (loss)	(11.7)	66.5	12.0	—	66.8
Interest expense (income), net	62.3	(1.1)	(0.5)	—	60.7
Other expense (income), net	12.7	3.5	(293.1)	—	(276.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(86.7)	64.1	305.6	—	283.0
Income tax expense (benefit)	(29.7)	23.2	108.5	—	102.0
Equity in earnings of subsidiaries, net of tax	297.8	—	—	(297.8)	—
Income (loss) from continuing operations	240.8	40.9	197.1	(297.8)	181.0
Income (loss) from discontinued operations, net of tax	—	—	59.8	—	59.8
Net income (loss)	240.8	40.9	256.9	(297.8)	240.8
Other comprehensive income (loss)	7.5	—	(0.1)	—	7.4
Total comprehensive income (loss)	$248.3	$40.9	$256.8	$(297.8)	$248.2

Net income (loss)	240.8	40.9	256.9	(297.8)	240.8
Preferred stock dividends	5.2	—	—	—	5.2
Net income (loss) applicable to common shareowners	$235.6	$40.9	$256.9	$(297.8)	$235.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$7.9	$0.8	$0.9	$—	$9.6
Receivables, net	2.1	—	155.4	—	157.5
Other current assets	2.7	21.7	17.4	—	41.8
Total current assets	12.7	22.5	173.7	—	208.9
Property, plant and equipment, net	0.4	967.7	53.6	—	1,021.7
Investment in CyrusOne	—	—	27.4	—	27.4
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	817.0	52.0	804.8	(1,673.8)	—
Other noncurrent assets	205.4	2.2	105.0	(161.7)	150.9
Total assets	$1,035.5	$1,046.6	$1,176.6	$(1,835.5)	$1,423.2
Current portion of long-term debt	$5.4	$6.2	$3.1	$—	$14.7
Accounts payable	0.6	100.7	41.2	—	142.5
Other current liabilities	36.9	41.6	20.6	—	99.1
Other current liabilities from discontinued operations	—	—	0.6	—	0.6
Total current liabilities	42.9	148.5	65.5	—	256.9
Long-term debt, less current portion	935.6	105.1	85.0	—	1,125.7
Other noncurrent liabilities	230.1	188.2	1.0	(161.7)	257.6
Intercompany payables	43.1	—	—	(43.1)	—
Total liabilities	1,251.7	441.8	151.5	(204.8)	1,640.2
Shareowners’ (deficit) equity	(216.2)	604.8	1,025.1	(1,630.7)	(217.0)
Total liabilities and shareowners’ equity (deficit)	$1,035.5	$1,046.6	$1,176.6	$(1,835.5)	$1,423.2

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4
Receivables, net	0.7	—	156.4	—	157.1
Other current assets	1.6	20.2	14.1	—	35.9
Total current assets	6.9	21.2	172.3	—	200.4
Property, plant and equipment, net	0.3	921.5	53.7	—	975.5
Investment in CyrusOne	—	—	55.5	—	55.5
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	844.6	63.9	647.2	(1,555.7)	—
Other noncurrent assets	207.2	3.0	136.8	(146.3)	200.7
Total assets	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4
Current portion of long-term debt	$5.4	$5.0	$3.4	$—	$13.8
Accounts payable	0.7	84.8	43.4	—	128.9
Other current liabilities	41.6	45.3	24.2	—	111.1
Other current liabilities from discontinued operations	—	—	5.4	—	5.4
Total current liabilities	47.7	135.1	76.4	—	259.2
Long-term debt, less current portion	1,018.6	134.3	70.9	—	1,223.8
Other noncurrent liabilities	235.5	168.3	4.0	(146.2)	261.6
Intercompany payables	54.7	—	—	(54.7)	—
Total liabilities	1,356.5	437.7	151.3	(200.9)	1,744.6
Shareowners’ (deficit) equity	(297.5)	574.1	926.3	(1,501.1)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(39.0)	$131.2	$5.9	$—	$98.1
Capital expenditures	(0.2)	(108.2)	(13.2)	—	(121.6)
Dividends received from CyrusOne	—	—	4.9	—	4.9
Proceeds from sale of CyrusOne	—	—	142.5	—	142.5
Distributions received from subsidiaries	5.9	—	—	(5.9)	—
Funding between Parent and subsidiaries, net	—	11.9	(133.0)	121.1	—
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	5.0	(96.3)	1.2	115.2	25.1
Funding between Parent and subsidiaries, net	136.4	—	(15.3)	(121.1)	—
Distributions paid to Parent	—	—	(5.9)	5.9	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	15.4	—	15.4
Repayment of debt	(87.5)	(35.1)	(2.0)	—	(124.6)
Debt issuance costs	(1.7)	—	(0.2)	—	(1.9)
Common stock repurchase	(4.6)	—	—	—	(4.6)
Other financing activities	(5.3)	—	—	—	(5.3)
Cash flows provided by (used in) financing activities	37.3	(35.1)	(8.0)	(115.2)	(121.0)
Increase (decrease) in cash and cash equivalents	3.3	(0.2)	(0.9)	—	2.2
Beginning cash and cash equivalents	4.6	1.0	1.8	—	7.4
Ending cash and cash equivalents	$7.9	$0.8	$0.9	$—	$9.6

	Six Months Ended June 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.9)	$103.9	$(48.3)	$—	$32.7
Capital expenditures	(0.1)	(119.8)	(12.6)	—	(132.5)
Dividends received from CyrusOne	—	—	15.0	—	15.0
Proceeds from sale of CyrusOne	—	—	426.0	—	426.0
Proceeds from sale of assets	—	0.1	—	—	0.1
Distributions received from subsidiaries	5.3	—	—	(5.3)	—
Funding between Parent and subsidiaries, net	—	20.3	(361.5)	341.2	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	5.0	(99.4)	66.9	335.9	308.4
Funding between Parent and subsidiaries, net	333.6	—	7.6	(341.2)	—
Distributions paid to Parent	—	—	(5.3)	5.3	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(16.6)	—	(16.6)
Repayment of debt	(357.2)	(2.3)	(1.9)	—	(361.4)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(5.8)	—	—	—	(5.8)
Cash flows provided by (used in) financing activities	(29.6)	(2.3)	(16.4)	(335.9)	(384.2)
Increase (decrease) in cash and cash equivalents	(47.5)	2.2	2.2	—	(43.1)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$8.7	$3.2	$2.9	$—	$14.8

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020
As of June 30, 2016, the Parent Company’s 8 3/8% Senior Notes due 2020 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., Data Center Investments Holdco LLC, Data Centers South Inc. and Data Centers South Holdings LLC. During the first six months of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.
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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended June 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$161.7	$147.3	$(9.8)	$299.2
Operating costs and expenses	6.9	144.3	130.4	(9.8)	271.8
Operating income (loss)	(6.9)	17.4	16.9	—	27.4
Interest expense (income), net	23.3	(5.1)	1.7	—	19.9
Other expense (income), net	5.0	(116.1)	(3.4)	—	(114.5)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.2)	138.6	18.6	—	122.0
Income tax expense (benefit)	(12.4)	50.1	6.7	—	44.4
Equity in earnings of subsidiaries, net of tax	100.4	—	—	(100.4)	—
Net income (loss)	77.6	88.5	11.9	(100.4)	77.6
Other comprehensive income (loss)	1.5	—	—	—	1.5
Total comprehensive income (loss)	$79.1	$88.5	$11.9	$(100.4)	$79.1

Net income (loss)	77.6	88.5	11.9	(100.4)	77.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$75.0	$88.5	$11.9	$(100.4)	$75.0

	Three Months Ended June 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$150.7	$144.8	$(9.7)	$285.8
Operating costs and expenses	6.4	141.8	117.6	(9.7)	256.1
Operating income (loss)	(6.4)	8.9	27.2	—	29.7
Interest expense (income), net	28.4	(0.3)	(0.1)	—	28.0
Other expense (income), net	13.1	(290.9)	(2.6)	—	(280.4)
Income (loss) before equity in earnings of subsidiaries and income taxes	(47.9)	300.1	29.9	—	282.1
Income tax expense (benefit)	(15.6)	106.4	10.6	—	101.4
Equity in earnings of subsidiaries, net of tax	223.9	—	—	(223.9)	—
Income (loss) from continuing operations	191.6	193.7	19.3	(223.9)	180.7
Income (loss) from discontinued operations, net of tax	—	10.9	—	—	10.9
Net income (loss)	191.6	204.6	19.3	(223.9)	191.6
Other comprehensive income (loss)	5.8	—	0.2	—	6.0
Total comprehensive income (loss)	$197.4	$204.6	$19.5	$(223.9)	$197.6

Net income (loss)	191.6	204.6	19.3	(223.9)	191.6
Preferred stock dividends	2.6	—	—	—	2.6
Net income (loss) applicable to common shareowners	$189.0	$204.6	$19.3	$(223.9)	$189.0

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Six Months Ended June 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$315.4	$292.9	$(20.2)	$588.1
Operating costs and expenses	12.1	281.2	258.0	(20.2)	531.1
Operating income (loss)	(12.1)	34.2	34.9	—	57.0
Interest expense (income), net	47.4	(10.1)	2.9	—	40.2
Other expense (income), net	4.7	(113.2)	(8.4)	—	(116.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(64.2)	157.5	40.4	—	133.7
Income tax expense (benefit)	(22.4)	57.1	14.4	—	49.1
Equity in earnings of subsidiaries, net of tax	126.4	—	—	(126.4)	—
Net income (loss)	84.6	100.4	26.0	(126.4)	84.6
Other comprehensive income (loss)	3.1	—	(0.1)	—	3.0
Total comprehensive income (loss)	$87.7	$100.4	$25.9	$(126.4)	$87.6

Net income (loss)	84.6	100.4	26.0	(126.4)	84.6
Preferred stock dividends	5.2	—	—	—	5.2
Net income (loss) applicable to common shareowners	$79.4	$100.4	$26.0	$(126.4)	$79.4

	Six Months Ended June 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$303.6	$294.5	$(19.4)	$578.7
Operating costs and expenses	11.7	289.1	230.5	(19.4)	511.9
Operating income (loss)	(11.7)	14.5	64.0	—	66.8
Interest expense (income), net	62.3	(1.0)	(0.6)	—	60.7
Other expense (income), net	12.7	(284.8)	(4.8)	—	(276.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(86.7)	300.3	69.4	—	283.0
Income tax expense (benefit)	(29.7)	106.4	25.3	—	102.0
Equity in earnings of subsidiaries, net of tax	297.8	—	—	(297.8)	—
Income (loss) from continuing operations	240.8	193.9	44.1	(297.8)	181.0
Income (loss) from discontinued operations, net of tax	—	59.8	—	—	59.8
Net income (loss)	240.8	253.7	44.1	(297.8)	240.8
Other comprehensive income (loss)	7.5	—	(0.1)	—	7.4
Total comprehensive income (loss)	$248.3	$253.7	$44.0	$(297.8)	$248.2

Net income (loss)	240.8	253.7	44.1	(297.8)	240.8
Preferred stock dividends	5.2	—	—	—	5.2
Net income (loss) applicable to common shareowners	$235.6	$253.7	$44.1	$(297.8)	$235.6

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of June 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$7.9	$0.3	$1.4	$—	$9.6
Receivables, net	2.1	2.1	153.3	—	157.5
Other current assets	2.7	18.3	20.8	—	41.8
Total current assets	12.7	20.7	175.5	—	208.9
Property, plant and equipment, net	0.4	53.3	968.0	—	1,021.7
Investment in CyrusOne	—	27.4	—	—	27.4
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	817.0	951.6	22.0	(1,790.6)	—
Other noncurrent assets	205.4	101.4	5.8	(161.7)	150.9
Total assets	$1,035.5	$1,166.5	$1,173.5	$(1,952.3)	$1,423.2
Current portion of long-term debt	$5.4	$3.1	$6.2	$—	14.7
Accounts payable	0.6	64.3	77.6	—	142.5
Other current liabilities	36.9	22.7	39.5	—	99.1
Other current liabilities from discontinued operations	—	0.6	—	—	0.6
Total current liabilities	42.9	90.7	123.3	—	256.9
Long-term debt, less current portion	935.6	52.0	138.1	—	1,125.7
Other noncurrent liabilities	230.1	7.0	182.2	(161.7)	257.6
Intercompany payables	43.1	—	109.5	(152.6)	—
Total liabilities	1,251.7	149.7	553.1	(314.3)	1,640.2
Shareowners’ (deficit) equity	(216.2)	1,016.8	620.4	(1,638.0)	(217.0)
Total liabilities and shareowners’ equity (deficit)	$1,035.5	$1,166.5	$1,173.5	$(1,952.3)	$1,423.2

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4
Receivables, net	0.7	2.8	153.6	—	157.1
Other current assets	1.6	15.6	18.7	—	35.9
Total current assets	6.9	18.8	174.7	—	200.4
Property, plant and equipment, net	0.3	53.4	921.8	—	975.5
Investment in CyrusOne	—	55.5	—	—	55.5
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	844.6	830.4	4.3	(1,679.3)	—
Other noncurrent assets	207.2	133.4	6.3	(146.2)	200.7
Total assets	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4
Current portion of long-term debt	$5.4	$3.4	$5.0	$—	$13.8
Accounts payable	0.7	95.6	32.6	—	128.9
Other current liabilities	41.6	26.8	42.7	—	111.1
Other current liabilities from discontinued operations	—	5.4	—	—	5.4
Total current liabilities	47.7	131.2	80.3	—	259.2
Long-term debt, less current portion	1,018.6	53.3	151.9	—	1,223.8
Other noncurrent liabilities	235.5	11.8	160.5	(146.2)	261.6
Intercompany payables	54.7	—	127.3	(182.0)	—
Total liabilities	1,356.5	196.3	520.0	(328.2)	1,744.6
Shareowners’ (deficit) equity	(297.5)	907.3	589.3	(1,497.3)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(39.0)	$(20.2)	$157.3	$—	$98.1
Capital expenditures	(0.2)	(13.2)	(108.2)	—	(121.6)
Dividends received from CyrusOne	—	4.9	—	—	4.9
Proceeds from sale of CyrusOne	—	142.5	—	—	142.5
Distributions received from subsidiaries	5.9	—	—	(5.9)	—
Funding between Parent and subsidiaries, net	—	(112.1)	(7.5)	119.6	—
Other investing activities	(0.7)	—	—	—	(0.7)
Cash flows provided by (used in) investing activities	5.0	22.1	(115.7)	113.7	25.1
Funding between Parent and subsidiaries, net	136.4	—	(16.8)	(119.6)	—
Distributions paid to Parent	—	—	(5.9)	5.9	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	15.4	—	15.4
Repayment of debt	(87.5)	(2.0)	(35.1)	—	(124.6)
Debt issuance costs	(1.7)	—	(0.2)	—	(1.9)
Common stock repurchase	(4.6)	—	—	—	(4.6)
Other financing activities	(5.3)	—	—	—	(5.3)
Cash flows provided by (used in) financing activities	37.3	(2.0)	(42.6)	(113.7)	(121.0)
Increase (decrease) in cash and cash equivalents	3.3	(0.1)	(1.0)	—	2.2
Beginning cash and cash equivalents	4.6	0.4	2.4	—	7.4
Ending cash and cash equivalents	$7.9	$0.3	$1.4	$—	$9.6

	Six Months Ended June 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(22.9)	$(40.4)	$96.0	$—	$32.7
Capital expenditures	(0.1)	(12.6)	(119.8)	—	(132.5)
Dividends received from CyrusOne	—	15.0	—	—	15.0
Proceeds from sale of CyrusOne	—	426.0	—	—	426.0
Proceeds from sale of assets	—	—	0.1	—	0.1
Distributions received from subsidiaries	5.3	—	—	(5.3)	—
Funding between Parent and subsidiaries, net	—	(385.0)	42.8	342.2	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	5.0	43.4	(76.9)	336.9	308.4
Funding between Parent and subsidiaries, net	333.6	—	8.6	(342.2)	—
Distributions paid to Parent	—	—	(5.3)	5.3	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(16.6)	—	(16.6)
Repayment of debt	(357.2)	(1.9)	(2.3)	—	(361.4)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(5.8)	—	—	—	(5.8)
Cash flows provided by (used in) financing activities	(29.6)	(1.9)	(15.8)	(336.9)	(384.2)
Increase (decrease) in cash and cash equivalents	(47.5)	1.1	3.3	—	(43.1)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$8.7	$1.3	$4.8	$—	$14.8

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, reported as the IT Services and Hardware segment, for the sale and service of efficient, end-to-end communications and IT systems and solutions.
Consolidated revenue totaling $299.2 million and $588.1 million for the three and six months ended June 30, 2016, respectively, increased compared to the prior year primarily due to growth of our strategic products. For the three and six months ended June 30, 2016, revenue from our strategic products totaled $157.7 million and $309.2 million, respectively, up 21% from both prior year comparable periods. These increases were partially offset by declining legacy sales and cyclical decreases in Telecom and IT hardware.
Operating income was $27.4 million and $57.0 million for the three and six months ended June 30, 2016, respectively, down from the prior year due in large part to increased depreciation expense associated with the impact of accelerating the construction of our fiber network, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology in addition to reducing the estimated useful life of our copper assets in 2015. Net income totaled $77.6 million and $84.6 million for the three and six months ended June 30, 2016, respectively, including the $118.6 million gain recognized on the sale of 3.1 million CyrusOne Inc. common shares in the second quarter of 2016. Proceeds from the sale totaled $142.5 million and were primarily used to repay $86.4 million of debt and repurchase 1.2 million of the Company's common shares.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service revenue
Entertainment and Communications	$191.2	$180.6	$10.6	6%	$380.2	$365.1	$15.1	4%
IT Services and Hardware	53.7	48.8	4.9	10%	106.2	94.1	12.1	13%
Total service revenue	$244.9	$229.4	$15.5	7%	$486.4	$459.2	$27.2	6%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact of legacy declines and no longer providing backhaul services to our discontinued wireless operations effective March 31, 2015. Fioptics revenue totaled $62.0 million for the three months ended June 30, 2016 and $120.2 million for the six months then ended, up 37% from both prior year comparable periods. IT Services and Hardware increased primarily due to on-going demand for our strategic services.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product revenue
Entertainment and Communications	$1.1	$1.4	$(0.3)	(21)%	$2.0	$4.7	$(2.7)	(57)%
IT Services and Hardware	53.2	55.0	(1.8)	(3)%	99.7	114.8	(15.1)	(13)%
Total product revenue	$54.3	$56.4	$(2.1)	(4)%	$101.7	$119.5	$(17.8)	(15)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers in our IT Services and Hardware segment. In 2016, the Entertainment and Communications segment is no longer selling Verizon wireless handsets at our retail locations. The sale of Verizon handsets generated revenue of $0.3 million and $2.6 million in the three and six months ended June 30, 2015, respectively.
Operating Costs

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services
Entertainment and Communications	$85.1	$77.8	$7.3	9%	$168.9	$155.3	$13.6	9%
IT Services and Hardware	39.7	36.6	3.1	8%	79.1	72.7	6.4	9%
Total cost of services	$124.8	$114.4	$10.4	9%	$248.0	$228.0	$20.0	9%
Cost of services increased due to growth in our strategic products. Entertainment and Communications costs also increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of products
Entertainment and Communications	$0.4	$0.8	$(0.4)	(50)%	$0.9	$3.6	$(2.7)	(75)%
IT Services and Hardware	45.6	47.0	(1.4)	(3)%	84.6	96.8	(12.2)	(13)%
Total cost of products	$46.0	$47.8	$(1.8)	(4)%	$85.5	$100.4	$(14.9)	(15)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products was down as a result of no longer selling Verizon handsets at our retail locations.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$35.5	$38.5	$(3.0)	(8)%	$70.0	$72.5	$(2.5)	(3)%
IT Services and Hardware	14.0	13.2	0.8	6%	27.4	26.5	0.9	3%
Corporate	6.7	5.3	1.4	26%	12.0	10.2	1.8	18%
Total selling, general and administrative	$56.2	$57.0	$(0.8)	(1)%	$109.4	$109.2	$0.2	0%
Entertainment and Communications SG&A costs were down in the three and six months ended June 30, 2016 primarily due to pension-related charges recorded in the second quarter of 2015, partially offset by increased advertising costs to support the growth of Fioptics. IT Services and Hardware SG&A costs were up for the three and six months ended June 30, 2016 primarily related to increased payroll and headcount-related costs to support the growth for our strategic products. Corporate SG&A increased from a year ago driven largely by additional stock-based compensation expense as well as increased payroll and employee related benefits.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$41.6	$31.0	$10.6	34%	$81.8	$60.5	$21.3	35%
IT Services and Hardware	3.2	3.0	0.2	7%	6.4	6.1	0.3	5%
Total depreciation and amortization expense	$44.8	$34.0	$10.8	32%	$88.2	$66.6	$21.6	32%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology as well as reducing the estimated useful life of our copper assets.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other operating costs
Restructuring charges	$—	$2.3	$(2.3)	n/m	$—	$5.7	$(5.7)	n/m
Loss on sale of disposal of assets, net	—	0.3	(0.3)	n/m	—	1.7	(1.7)	n/m
Curtailment loss	—	0.3	(0.3)	n/m	—	0.3	(0.3)	n/m
Total other	$—	$2.9	$(2.9)	n/m	$—	$7.7	$(7.7)	n/m
Restructuring charges incurred during the first quarter of 2015 were primarily related to employee severance, project costs associated with the on-going process of integrating each segment's business market team and lease abandonments. Severance charges were also incurred as a result of discontinuing our cyber-security product offering.
In the second quarter of 2015, the Company recognized a loss on the disposal of software assets that were no longer in use. In the first quarter of 2015, we recorded a loss on the disposal of our cyber-security assets totaling $1.4 million.
During the three months ended June 30, 2015, the Company amended the bargained pension plan to eliminate all future pension service credits effective May 1, 2015. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment loss of $0.3 million in the quarter.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-operating costs
Interest expense	$19.9	$28.0	$(8.1)	(29)%	$40.2	$60.7	$(20.5)	(34)%
Loss on extinguishment of debt	5.2	13.5	(8.3)	(61)%	2.8	13.5	(10.7)	(79)%
Gain on sale of CyrusOne investment	(118.6)	(295.2)	176.6	(60)%	(118.6)	(295.2)	176.6	(60)%
Other (income) expense, net	(1.1)	1.3	(2.4)	n/m	(1.1)	4.8	(5.9)	n/m
Income tax expense	44.4	101.4	(57.0)	(56)%	49.1	102.0	(52.9)	(52)%
Income from discontinued operations, net of tax	—	10.9	(10.9)	n/m	—	59.8	(59.8)	n/m
Interest expense decreased primarily due to the Company using proceeds from the sale of a portion of its CyrusOne investment for debt repayments totaling $531.7 million during the twelve months ended December 31, 2015. During the first quarter of 2016, the Company repaid $29.8 million of its outstanding Cincinnati Bell Telephone Notes due 2028 resulting in a $2.4 million gain on extinguishment of debt. During the second quarter of 2016 the Company repaid $81.4 million of its outstanding 8 3/8 % Senior Notes due 2020 resulting in a loss on extinguishment of debt of $3.7 million. Additionally, the Company redeemed $5.0 million of its Cincinnati Bell Telephone Notes which resulted in a gain on extinguishment of debt of $0.2 million in the second quarter of 2016. During the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated November 20, 2012 which resulted in a loss on extinguishment of debt of $1.7 million. The Company recorded a loss on extinguishment of debt totaling $10.4 million in the second quarter of 2015 related to the redemption of the remaining balance outstanding of its 8 ¾% Senior Subordinated Notes due 2018. The Company also recorded a loss on extinguishment of debt totaling $3.1 million related to the redemption of $45.1 million of its outstanding 8 3/8 % Senior Notes due 2020.
In the second quarter of 2016, the sale of 3.1 million shares of CyrusOne Inc. common stock for net proceeds totaling $142.5 million resulted in a gain of $118.6 million. In the second quarter of 2015, the Company recognized a $295.2 million gain on the sale of 14.3 million CyrusOne LP partnership units.
Other income for the three and six months ended June 30, 2016, represents the release of an asset retirement obligation related to decommissioning certain tower leases that was no longer required as the decommissioning of the towers was completed in the second quarter of 2016. Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, at December 31, 2015, we owned approximately 9.5% of CyrusOne's common shares and no longer have significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment. Other (income) expense, net for the three and six months ended June 30, 2015, includes the Company's share of CyrusOne's net loss recorded under the equity method of accounting totaling $1.3 million and $4.4 million, respectively.
Income tax expense decreased year over year primarily due to lower income before tax. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2016.
Effective March 31, 2015, we discontinued operating our wireless business as there were no subscribers remaining on the network. As a result, we no longer required the use of the spectrum being leased. Therefore, the $112.6 million gain on sale of wireless spectrum licenses, which had previously been deferred, was recognized during the three months ended March 31, 2015. In the second quarter of 2015, we transferred certain other assets related to our wireless business to the purchaser, including leases to certain wireless towers and related equipment and other assets, which resulted in a gain of $15.9 million in the second quarter of 2015. The gain in both periods more than offset operating losses as we continued to incur costs during the wind down of the wireless business.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	% Change		2016	2015	Change	% Change
Revenue:
Data	$86.8	$78.8	$8.0	10%		$172.0	$160.0	$12.0	8%
Voice	69.1	73.5	(4.4)	(6)%		139.3	149.2	(9.9)	(7)%
Video	30.9	22.9	8.0	35%		59.9	44.3	15.6	35%
Services and Other	5.7	7.2	(1.5)	(21)%		11.6	17.0	(5.4)	(32)%
Total revenue	192.5	182.4	10.1	6%		382.8	370.5	12.3	3%
Operating costs and expenses:
Cost of services and products	88.3	80.1	8.2	10%		176.1	161.6	14.5	9%
Selling, general and administrative	35.4	39.8	(4.4)	(11)%		70.0	74.8	(4.8)	(6)%
Depreciation and amortization	41.6	31.0	10.6	34%		81.8	60.5	21.3	35%
Other	—	1.4	(1.4)	n/m		—	2.2	(2.2)	n/m
Total operating costs and expenses	165.3	152.3	13.0	9%		327.9	299.1	28.8	10%
Operating income	$27.2	$30.1	$(2.9)	(10)%		$54.9	$71.4	$(16.5)	(23)%
Operating margin	14.1%	16.5%		(2.4)	pts	14.3%	19.3%		(5.0)	pts
Capital expenditures	$55.3	$70.1	$(14.8)	(21)%		$115.6	$124.1	$(8.5)	(7)%

Metrics information (in thousands):
Fioptics units passed	478.7	382.3	96.4	25%

Internet subscribers:
DSL	121.7	142.7	(21.0)	(15)%
Fioptics	175.0	132.4	42.6	32%
Total internet subscribers	296.7	275.1	21.6	8%

Fioptics video subscribers	126.8	101.5	25.3	25%

Residential voice lines:
Legacy voice lines	131.7	161.5	(29.8)	(18)%
Fioptics voice lines	77.4	64.2	13.2	21%
Total residential voice lines	209.1	225.7	(16.6)	(7)%
Business voice lines
Legacy voice lines	203.2	227.5	(24.3)	(11)%
VoIP lines*	112.7	82.4	30.3	37%
Total business voice lines	315.9	309.9	6.0	2%
Total voice lines	525.0	535.6	(10.6)	(2)%

Long distance lines
Residential	193.8	204.3	(10.5)	(5)%
Business	135.5	145.4	(9.9)	(7)%
Total Long Distance Lines	329.3	349.7	(20.4)	(6)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three months ended June 30,		Six Months ended June 30,
(dollars in millions)	2016	2015	2016	2015
Revenue:
Consumer
Strategic
Data	$25.2	$17.3	$48.7	$33.2
Voice	5.4	4.8	10.6	9.6
Video	30.4	22.5	58.9	43.5
Services and other	0.9	0.9	1.8	1.9
	61.9	45.5	120.0	88.2
Legacy
Data	11.8	12.6	24.0	25.9
Voice	18.7	21.8	38.5	44.8
Services and other	1.1	1.2	2.2	2.6
	31.6	35.6	64.7	73.3
Integration
Services and other	1.0	1.6	2.1	5.1
Total consumer revenue	$94.5	$82.7	$186.8	$166.6

Business
Strategic
Data	$24.0	$22.0	$47.6	$43.9
Voice	12.5	10.7	24.5	20.6
Video	0.5	0.4	1.0	0.8
Services and other	0.5	0.6	0.9	1.3
	37.5	33.7	74.0	66.6
Legacy
Data	5.1	5.9	10.5	12.0
Voice	28.4	31.1	57.4	63.3
Services and other	0.3	0.4	0.6	0.8
	33.8	37.4	68.5	76.1
Integration
Services and other	0.5	0.7	0.9	1.5
Total business revenue	$71.8	$71.8	$143.4	$144.2

Carrier
Strategic
Data	$11.6	$8.6	$22.6	$19.2
Legacy
Data	9.1	12.4	18.6	25.8
Voice	4.1	5.1	8.3	10.9
Services and other	1.4	1.8	3.1	3.8
	14.6	19.3	30.0	40.5
Total carrier revenue	$26.2	$27.9	$52.6	$59.7

Total Entertainment and Communications revenue	$192.5	$182.4	$382.8	$370.5

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue has increased from the comparable periods in the previous year due to Fioptics growth offsetting legacy access line, DSL subscriber and long-distance line loss. Our Fioptics internet subscriber base increased 32% and average revenue per user ("ARPU") was up 10% compared to the second quarter of 2015. Fioptics video subscribers as of the end of the second quarter of 2016 increased 27% compared to the same period a year ago, in addition to a 6% increase in ARPU.
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
Integration revenue decreased in 2016 primarily due to no longer selling Verizon handsets at our retail locations effective January 31, 2016. The sale of Verizon handsets generated revenue of $2.6 million in the six months ended June 30, 2015.
Business
Business market revenue was flat compared to the three months ended June 30, 2015 and decreased by less than 1% compared to six months ended June 30, 2016 as the growth in strategic revenue continues to partially offset declines realized by our legacy and integration products and services. Data revenue from our business customers has increased as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined $0.9 million and $2.0 million for the three and six months ended June 30, 2016, respectively, as the growth in VoIP lines continues to partially mitigate legacy voice and long distance lines loss.
Carrier
For the six months ended June 30, 2016, data revenue declined by $2.5 million due to no longer providing backhaul services to our discontinued wireless operations effective March 31, 2015. Data revenue decreased $0.3 million during the second quarter of 2016 compared to the prior year as carriers migrate from legacy product offerings to higher bandwidth fiber solutions. Voice revenue continues to decrease in 2016 in part due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.5 million in the three months ended June 30, 2016 and $9.2 million in the six months ended June 30, 2016 compared to the same periods during 2015. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Payroll related costs also increased primarily driven by increased headcount and overtime to support the growth of our fiber-based network. Additionally, network and materials costs increased in both comparative periods of 2016 as we continue to accelerate our fiber investment. These increased costs were partially offset by reduced costs associated with selling Verizon handsets that totaled $2.3 million in the first two quarters of 2015.
SG&A expenses decreased in the three and six months ended June 30, 2016 compared to the prior year partially due to $3.8 million additional pension related charges recorded in the second quarter of 2015. The remaining decrease in both comparable periods is primarily attributable to lower payroll related charges, partially offset by increased advertising costs.
Depreciation and amortization expenses for the three and six months ended June 30, 2016 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology in addition to reducing the useful life of our copper assets in the fourth quarter of 2015.
Other costs in the six months ended June 30, 2015 are comprised of restructuring charges primarily related to employee severance as we identified opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments. Loss on disposal of assets related to an abandoned software project totaled $0.3 million in the second quarter of 2015 and a curtailment loss of $0.3 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the bargained pension plan, effective during the second quarter of 2015, which eliminated all future pension service credits as of April 30, 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Fioptics capital expenditures
Construction	$20.6	$20.3	$37.4	$36.9
Installation	8.3	16.3	21.2	21.3
Other	3.9	11.5	11.0	25.1
Total Fioptics	32.8	48.1	69.6	83.3

Other strategic	10.8	10.2	26.3	20.9
Maintenance	11.7	11.8	19.7	19.9
Total capital expenditures	$55.3	$70.1	$115.6	$124.1
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. In the second quarter of 2016, we passed an additional 25,000 addresses with Fioptics. As of June 30, 2016, the Company is able to provide its Fioptics services to 478,700 residential and business addresses, or approximately 60% of our operating territory. The decrease of Fioptics installation expenditures for the three months ended June 30, 2016 is primarily due to the timing of cash disbursements as we continue to experience increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics related costs include costs to expand core network capacity and for enhancements to the customer experience.
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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2016	2015	Change	% Change		2016	2015	Change	% Change
Revenue:
Professional Services	$27.2	$27.0	$0.2	1%		$53.4	$51.1	$2.3	5%
Management and Monitoring	7.9	7.6	0.3	4%		16.0	14.9	1.1	7%
Unified Communications	10.1	9.1	1.0	11%		20.2	18.7	1.5	8%
Cloud Services	10.8	7.0	3.8	54%		21.0	13.1	7.9	60%
Telecom and IT hardware	53.8	55.6	(1.8)	(3)%		101.7	116.1	(14.4)	(12)%
Total revenue	109.8	106.3	3.5	3%		212.3	213.9	(1.6)	(1)%
Operating costs and expenses:
Cost of services and products	85.5	83.5	2.0	2%		164.1	169.9	(5.8)	(3)%
Selling, general and administrative	14.2	13.3	0.9	7%		27.7	26.7	1.0	4%
Depreciation and amortization	3.2	3.0	0.2	7%		6.4	6.1	0.3	5%
Other	—	0.3	(0.3)	n/m		—	3.9	(3.9)	n/m
Total operating costs and expenses	102.9	100.1	2.8	3%		198.2	206.6	(8.4)	(4)%
Operating income	$6.9	$6.2	$0.7	11%		$14.1	$7.3	$6.8	93%
Operating margin	6.3%	5.8%		0.5	pts	6.6%	3.4%		3.2	pts
Capital expenditures	$3.8	$4.4	$(0.6)	(14)%		$5.8	$8.3	$(2.5)	(30)%

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Revenue
The following IT Services and Hardware services and products have either been classified as strategic or integration:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2016	2015	2016	2015
Strategic business revenue
Professional Services	$23.1	$23.5	$45.4	$44.1
Management and Monitoring	7.9	7.6	16.0	14.9
Unified Communications	7.3	6.5	14.8	13.2
Cloud Services	10.8	7.0	21.0	13.1
Total strategic business revenue	49.1	44.6	97.2	85.3

Integration business revenue
Professional Services	4.1	3.5	8.0	7.0
Unified Communications	2.8	2.6	5.4	5.5
Telecom and IT hardware	53.8	55.6	101.7	116.1
Total integration business revenue	60.7	61.7	115.1	128.6
Total IT Services and Hardware revenue	$109.8	$106.3	$212.3	$213.9
Management and monitoring and Unified communications revenue was up compared to the prior year due to the increase in devices and voice profiles monitored. Cloud services increased due to the increase in virtual machines monitored, primarily for one of our largest customers, combined with a new end user support project.
For the three months ended June 30, 2016, professional services revenue was down compared to the prior year as one-time managed service build projects were completed in the third and fourth quarters of 2015. This decrease was partially offset by an increase in billable headcount and utilization. For the six months ended June 30, 2016, increased billable headcount and utilization over the prior year more than offset the decline in revenue from build projects completed in 2015.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, general economic conditions, and the continued migration of customers to cloud based solutions.
Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount-related costs. For the three months ended June 30, 2016, payroll costs increased $3.7 million from the prior year to support the growth of our strategic products offset by a $1.4 million decrease in cost of goods sold related to lower Telecom and IT hardware sales. For the six months ended June 30, 2016, payroll related expenses were up $7.3 million from the prior year to support the growth of our strategic products. The increase was offset by decreased costs of $12.1 million associated with lower Telecom and IT hardware sales.
Increased selling, general and administrative costs during 2016 are primarily related to increased payroll and headcount related costs to support the growth for our strategic products.
Other expenses for the three and six months ended June 30, 2015 included restructuring charges and loss on sale or disposal of assets. Restructuring charges of $2.5 million consisted of employee severance costs and lease abandonment charges. Employee severance in the second quarter of 2015 relates to the integration of each segment's business markets. Restructuring charges in the first quarter of 2015 were primarily associated with discontinuing our advanced cyber-security product offering. In addition, we abandoned certain office space in Canada resulting in a $0.2 million restructuring charge. We also recognized a $1.4 million loss on the sale of our cyber-security assets.
Capital Expenditures
Capital expenditures decreased during the three months and six months ended June 30, 2016 due to the nature of customer related projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2016, the Company had $1,140.4 million of outstanding indebtedness and an accumulated deficit of $2,749.6 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $98.1 million and $32.7 million of cash flows from operations during the six months ended June 30, 2016 and 2015, respectively. In the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated as of November 20, 2012. This amendment reduces the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modifies certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extends the maturity date of the revolving credit facility to January 2020. As of June 30, 2016, the Company had $239.2 million of short-term liquidity, comprised of $9.6 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $79.6 million available under the Receivables Facility.
As of June 30, 2016, the Company had $33.0 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $118.9 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 26, 2017, and extend the facility's termination date to May 27, 2019. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
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
In the second quarter of 2016, we sold 3.1 million shares of CyrusOne Inc. common stock for proceeds of $142.5 million. As of June 30, 2016, we owned 3.8 million shares of registered common stock of CyrusOne Inc. valued at $209.4 million. Subsequent to the end of the second quarter of 2016, we sold 0.3 million shares of CyrusOne Inc. common stock for net proceeds totaling approximately $19 million that resulted in a gain of approximately $17 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement. As of June 30, 2016, the Company was below the 4:00 to 1:00 Consolidated Leverage Ratio (as defined by the Corporate Credit Agreement). Therefore, the requirements to use 85% of proceeds from a CyrusOne monetization towards debt repayments are currently not applicable.
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2016 totaled $98.1 million, an increase of $65.4 million compared to the same period in 2015. The increase is primarily due to $23.5 million of lower interest payments compared to the prior year, a decline in pension and postretirement payments of $10.1 million and improved working capital. In addition, the Company's discontinued wireless operations used $18.4 million of cash in the first half of 2015, compared to $4.8 million used in the first half of 2016.
Cash flows provided by investing activities during the six months ended June 30, 2016 totaled $25.1 million, a decrease of $283.3 million compared to the same period in 2015. The decrease is primarily driven by the year-over-year decrease in proceeds received on the sale of the Company's CyrusOne investment. During 2016, dividends received from CyrusOne decreased by $10.1 million, but were more than offset by a $10.9 million decrease in capital expenditures.
Cash flows used by financing activities during the six months ended June 30, 2016 totaled $121.0 million, compared to $384.2 million used in the prior year. Debt repayments decreased by $236.8 million compared to the prior year, due primarily to a decrease in proceeds from the sale of our CyrusOne investment. In the first half of 2016, we borrowed $15.4 million on the Receivables Facility, compared to repaying $16.6 million in the first half of 2015. Debt issuance costs totaled $1.9 million in 2016, an increase of $1.5 million compared to the prior year. We also repurchased and retired approximately 1.2 million shares of the Company's common stock for $4.6 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual and aggregate basis until we sell the remainder of CyrusOne investment. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the covenants under the Corporate Credit Agreement as of June 30, 2016.
The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of June 30, 2016.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers and subject to terms and conditions set forth in the Corporate Credit Agreement.
The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. As of June 30, 2016, the Company was below the 4:00 to 1:00 Consolidated Leverage Ratio (as defined by the Corporate Credit Agreement). Therefore, the requirements to use 85% of proceeds from a CyrusOne monetization towards debt repayments are currently not applicable.
In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended June 30, 2016:

(dollars in millions)
Consolidated Total Leverage Ratio	3.89
Maximum ratio permitted for compliance	5.50
Consolidated Total Funded Indebtedness additional availability	$476.4
Consolidated EBITDA clearance over compliance threshold	$86.6

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on May 17, 2016.
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
One of the financial covenants permits the issuance of additional indebtedness up to a 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $900 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes, preferred stock redemptions and common stock dividends, would be limited to specific allowances. As of June 30, 2016, the Company was below the 4:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to the restricted payments basket which exceeded $1 billion.

Form 10-Q Part I	Cincinnati Bell Inc.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. During the second quarter of 2016, the Company repurchased and retired approximately 1.2 million shares of its common stock for $4.6 million. In prior years, the Company repurchased and retired a total of 7.4 million shares at a total cost of $20.8 million. As of June 30, 2016, the Company has the authority to repurchase its common stock with a value of up to $124.6 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures and Corporate Credit Agreement.
Regulatory Matters
Special Access/Business Data Services
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap, and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015. Based on preliminary analysis of the data collected, during 2nd quarter 2016 the FCC proposed a new framework for identifying competitive markets and regulating rates in non-competitive markets, including potentially resetting rates in non-competitive markets to reflect productivity growth over the past decade. The Company will assess the impact once undefined components and final proposal is approved.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act. Although the FCC at this time decided to forbear from applying many of the traditional common carrier regulations to the reclassified broadband Internet access service, the potential for more onerous utility-style regulation (for example, rate regulation) adds uncertainty regarding the ultimate regulatory treatment of broadband Internet access service. The 2015 Order was appealed by numerous parties, but in June 2016 the D.C. Circuit Court of Appeals upheld the FCC’s 2015 Order in its entirety, which enables the FCC to move forward with enforcement of the Open Internet rules. In the near-term, the Company foresees nominal impact from the 2015 Order.
Except for those regulatory matter updates included in this filing, refer to the Company’s Annual Report on Form 10-K for the year ended 2015 for a complete description of regulatory matters.

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

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2016.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2016 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2016 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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
In second quarter 2016, the FCC initiated a Notice of Proposed Rulemaking to consider changes in Business Data Services (BDS, also known as Special Access Services) regulation. In the proposal, the FCC considers various options for defining competitive versus non-competitive markets and methods of regulating rates in markets determined to be non-competitive. Until final rules are adopted (possibly in fourth quarter 2016) the Company is unable to determine the impact of the changes.
There are currently many other regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet, particularly, now that the FCC's reclassification of Internet access as a Title II service has been upheld in court. We cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. The Company could be subject to fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial condition.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2016, the Company had no unregistered sales of equity securities.

The following table presents information regarding the Company's purchase of its common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
4/1/2016 - 4/30/2016	—	n/a	—	$129.2
5/1/2016 - 5/31/2016	436,820	$3.68	436,820	$127.6
6/1/2016 - 6/30/2016	741,309	$4.03	741,309	$124.6
Total	1,178,129	$3.90	1,178,129

(1)	The calculation of the average price paid per share is calculated on a settlement basis and excludes commission.

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
(10.1)
Fifth Amendment to Credit Agreement dated as of May 11, 2016, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K, Date of Report May 11, 2016, File No. 1-8519).

(10.2)
Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated May 27, 2016, among Cincinnati Bell Funding LLC , as Seller, Cincinnati Bell, Inc., as Servicer and Performance Guarantor, the various Purchasers and Purchaser Agents identified therein, PNC Bank, National Association, as Administrator, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 10.1 to Current Report on Form 8-K, Date of Report May 27, 2016, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	August 4, 2016	/s/ Leigh R. Fox
Leigh R. Fox
Chief Financial Officer

Date:	August 4, 2016	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer