Form 10-Q
period 2016-09-30
CINCINNATI BELL INC
filed 2016-11-03
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2016, there were 42,025,063 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Services	$246.7	$234.3	$733.1	$693.5
Products	65.7	65.5	167.4	185.0
Total revenue	312.4	299.8	900.5	878.5
Costs and expenses
Cost of services, excluding items below	127.7	120.0	375.7	348.0
Cost of products sold, excluding items below	56.1	55.6	141.6	156.0
Selling, general and administrative, excluding items below	55.5	52.5	164.9	161.7
Depreciation and amortization	46.5	35.8	134.7	102.4
Other	1.1	(0.3)	1.1	7.4
Total operating costs and expenses	286.9	263.6	818.0	775.5
Operating income	25.5	36.2	82.5	103.0
Interest expense	17.9	21.5	58.1	82.2
Loss on extinguishment of debt, net	11.4	7.8	14.2	21.3
Gain on sale of CyrusOne investment	(33.3)	(117.7)	(151.9)	(412.9)
Other (income) expense, net	(0.1)	1.2	(1.2)	6.0
Income from continuing operations before income taxes	29.6	123.4	163.3	406.4
Income tax expense	10.8	44.1	59.9	146.1
Income from continuing operations	18.8	79.3	103.4	260.3
Income from discontinued operations, net of tax	—	1.0	—	60.8
Net income	18.8	80.3	103.4	321.1
Preferred stock dividends	2.6	2.6	7.8	7.8
Net income applicable to common shareowners	$16.2	$77.7	$95.6	$313.3
Basic net earnings per common share
Basic earnings per common share from continuing operations	$0.39	$1.83	$2.28	$6.03
Basic earnings per common share from discontinued operations	$—	$0.02	$—	$1.45
Basic net earnings per common share	$0.39	$1.85	$2.28	$7.48
Diluted net earnings per common share
Diluted earnings per common share from continuing operations	$0.38	$1.83	$2.27	$6.01
Diluted earnings per common share from discontinued operations	$—	$0.02	$—	$1.45
Diluted net earnings per common share	$0.38	$1.85	$2.27	$7.46

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$18.8	$80.3	$103.4	$321.1
Other comprehensive income
Foreign currency translation loss	—	(0.3)	(0.1)	(0.4)
Defined benefit pension and postretirement plans
Net gain arising from remeasurement during the period, net of tax of $0.6	—	—	—	1.1
Amortization of prior service benefits, net of tax of ($1.2), ($1.3), ($3.9), ($4.1)	(2.4)	(2.6)	(7.1)	(7.4)
Amortization of net actuarial loss, net of tax of $2.1, $2.3, $6.4, $8.5	3.8	4.3	11.6	15.3
Reclassification adjustment for curtailment loss included in net income, net of tax of $0.1	—	—	—	0.2
Other comprehensive income	1.4	1.4	4.4	8.8
Total comprehensive income	$20.2	$81.7	$107.8	$329.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$8.5	$7.4
Restricted cash	90.7	—
Receivables, less allowances of $9.8 and $12.4	172.2	157.1
Inventory, materials and supplies	23.0	20.6
Prepaid expenses	15.0	13.1
Other current assets	4.2	2.2
Total current assets	313.6	200.4
Property, plant and equipment, net	1,052.6	975.5
Investment in CyrusOne	21.0	55.5
Goodwill	14.3	14.3
Deferred income taxes, net	108.7	182.9
Other noncurrent assets	19.7	17.8
Total assets	$1,529.9	$1,446.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$98.8	$13.8
Accounts payable	134.3	128.9
Unearned revenue and customer deposits	36.8	29.2
Accrued taxes	14.5	14.5
Accrued interest	8.3	11.2
Accrued payroll and benefits	35.9	31.2
Other current liabilities	25.3	25.0
Other current liabilities from discontinued operations	0.4	5.4
Total current liabilities	354.3	259.2
Long-term debt, less current portion	1,125.5	1,223.8
Pension and postretirement benefit obligations	214.0	225.0
Other noncurrent liabilities	30.9	36.6
Total liabilities	1,724.7	1,744.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2016 and December 31, 2015; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,055,001 and 42,003,600 shares issued; 42,026,791 and 41,975,390 shares outstanding at September 30, 2016 and December 31, 2015	0.4	0.4
Additional paid-in capital	2,573.3	2,577.7
Accumulated deficit	(2,730.8)	(2,834.2)
Accumulated other comprehensive loss	(166.6)	(171.0)
Common shares in treasury, at cost	(0.5)	(0.5)
Total shareowners’ deficit	(194.8)	(298.2)
Total liabilities and shareowners’ deficit	$1,529.9	$1,446.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income	$103.4	$321.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	134.7	131.0
Loss on extinguishment of debt	14.2	21.3
Provision for loss on receivables	7.2	6.5
Gain on sale of CyrusOne investment	(151.9)	(412.9)
Noncash portion of interest expense	2.4	3.5
Deferred income tax provision	59.3	173.1
Pension and other postretirement payments in excess of expense	(3.9)	(9.9)
Stock-based compensation	4.8	3.1
Deferred gain on sale of wireless spectrum licenses - discontinued operations	—	(112.6)
Amortization of deferred gain - discontinued operations	—	(6.5)
Gain on transfer of lease obligations - discontinued operations	—	(15.9)
Other, net	(3.0)	3.3
Changes in operating assets and liabilities:
Increase in receivables	(11.0)	(5.9)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(6.0)	(0.3)
(Decrease) increase in accounts payable	(3.9)	8.8
Decrease in accrued and other current liabilities	(3.9)	(19.8)
(Increase) decrease in other noncurrent assets	(2.1)	1.8
Increase in other noncurrent liabilities	1.4	5.0
Net cash provided by operating activities	141.7	94.7
Cash flows from investing activities
Capital expenditures	(188.8)	(205.7)
Increase in restricted cash	(90.7)	—
Dividends received from CyrusOne	6.2	19.5
Proceeds from sale of assets	—	0.6
Proceeds from sale of CyrusOne investment	181.2	596.3
Other, net	(0.8)	(0.2)
Net cash (used in) provided by investing activities	(92.9)	410.5
Cash flows from financing activities
Proceeds from issuance of long-term debt	425.0	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	5.9	(19.2)
Repayment of debt	(461.0)	(509.8)
Debt issuance costs	(8.4)	(0.4)
Dividends paid on preferred stock	(7.8)	(7.8)
Common stock repurchase	(4.8)	—
Other, net	3.4	(0.5)
Net cash used in financing activities	(47.7)	(537.7)
Net increase (decrease) in cash and cash equivalents	1.1	(32.5)
Cash and cash equivalents at beginning of period	7.4	57.9
Cash and cash equivalents at end of period	$8.5	$25.4

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$1.2	$2.7
Acquisition of property by assuming debt and other noncurrent liabilities	$10.9	$4.3
Acquisition of property on account	$43.0	$29.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
As of September 30, 2016, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The company has 3,400 employees as of September 30, 2016, and approximately 30% of its employees are covered by a collective bargaining agreement with Communications Workers of America (“CWA”) that will be in effect through May 12, 2018.
The Company has receivables with one large customer, General Electric Company ("GE"), that makes up 23% and 22% of the outstanding accounts receivable balance at September 30, 2016 and December 31, 2015, respectively. GE represented 12% of consolidated revenue for the three and nine months ended September 30, 2016 and 2015.

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
The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year or any other interim period.
On October 4, 2016, the Company filed an amendment to its Amended and Restated Articles of Incorporation to affect a one-for-five reverse split of its issued common stock (the “Reverse Split”) which had the effect of reducing the number of issued shares of common stock from 210,275,005 to 42,055,001, effective as of 11:59 pm on October 4, 2016. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, the Company reduced total par value from common stock by $1.7 million and increased the additional paid-in capital by the same amount for the reporting periods.
All shares of common stock, stock options, the conversion rate of preferred stock and per share information presented in the consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.
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

Restructuring Liability — As of September 30, 2016, restructuring liabilities have been established for lease abandonments and other charges. As of September 30, 2016 and December 31, 2015, $0.1 million and $0.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities,” in the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, $0.1 million and $0.2 million, respectively were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses.
In the third quarter of 2016, the Company reclassed $12.3 million of Alternative Minimum Tax ("AMT") refundable tax credits from non-current "Deferred income taxes, net" to "Receivables" as these credits are now expected to be utilized in the next twelve months. The accelerated utilization of the AMT refundable tax credits is due to an election under new tax legislation that will be made by the Company on the 2016 tax return.
Recently Issued Accounting Standards — In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated statement of cash flows and plans to adopt the standard effective January 1, 2018.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements and plans to adopt the standard effective January 1, 2017.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet as well as aligning certain underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") 606. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, and lessees and lessors are required to use a modified retrospective transition method for existing leases. The Company is in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, in January 2016, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. The amended guidance requires entities to carry all investments in equity securities at fair value through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company is in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements.  Specifically, this amendment requires that costs associated with the issuance of debt be presented on the balance sheet as a direct deduction from the related debt liability. The Company retrospectively adopted the amended standard effective January 1, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2015 has been restated to reflect this change in accounting principle. Note issuance costs of $8.0 million were reclassed from “Other noncurrent assets” to “Long-term debt, less current portion.” Note 3 has been updated to reflect the adjustment. On the effective date of ASU 2015-03, the Company made a one-time policy election to record costs incurred in connection with obtaining revolving credit agreements as an asset and to amortize these costs ratably over the term of the agreement. This accounting treatment is consistent with how deferred financing costs were accounted for prior to adoption of ASU 2015-03.

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
The following table shows the computation of basic and diluted EPS after consideration of the 1-for-5 reverse stock split that became effective 11:59 pm as of October 4, 2016:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$18.8	$—	$18.8	$79.3	$1.0	$80.3
Preferred stock dividends	2.6	—	2.6	2.6	—	2.6
Net income applicable to common shareowners - basic and diluted	$16.2	$—	$16.2	$76.7	$1.0	$77.7
Denominator:
Weighted average common shares outstanding - basic	42.0	42.0	42.0	41.9	41.9	41.9
Stock-based compensation arrangements	0.1	0.1	0.1	0.1	0.1	0.1
Weighted average common shares outstanding - diluted	42.1	42.1	42.1	42.0	42.0	42.0
Basic earnings per common share	$0.39	$—	$0.39	$1.83	$0.02	$1.85
Diluted earnings per common share	$0.38	$—	$0.38	$1.83	$0.02	$1.85

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$103.4	$—	$103.4	$260.3	$60.8	$321.1
Preferred stock dividends	7.8	—	7.8	7.8	—	7.8
Net income applicable to common shareowners - basic and diluted	$95.6	$—	$95.6	$252.5	$60.8	$313.3
Denominator:
Weighted average common shares outstanding - basic	42.0	42.0	42.0	41.9	41.9	41.9
Stock-based compensation arrangements	0.1	0.1	0.1	0.1	0.1	0.1
Weighted average common shares outstanding - diluted	42.1	42.1	42.1	42.0	42.0	42.0
Basic earnings per common share	$2.28	$—	$2.28	$6.03	$1.45	$7.48
Diluted earnings per common share	$2.27	$—	$2.27	$6.01	$1.45	$7.46

For the three and nine months ended September 30, 2016, awards under the Company's stock-based compensation plans for common shares of 0.2 million and 0.4 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2015, awards under the Company's stock-based compensation plans for common shares of 0.7 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2016	December 31, 2015
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$5.4	$5.4
Capital lease obligations and other debt	8.8	8.4
8 3/8% Senior Notes due 2020	84.6	—
Current portion of long-term debt	98.8	13.8
Long-term debt, less current portion:
Receivables Facility	23.5	17.6
Corporate Credit Agreement - Tranche B Term Loan	518.4	522.5
8 3/8% Senior Notes due 2020	—	478.5
7 1/4% Senior Notes due 2023	22.3	26.3
7% Senior Notes due 2024	425.0	—
Cincinnati Bell Telephone Notes	87.9	128.7
Capital lease obligations and other debt	62.8	59.9
	1,139.9	1,233.5
Net unamortized discount	(2.3)	(1.7)
Unamortized note issuance costs	(12.1)	(8.0)
Long-term debt, less current portion	1,125.5	1,223.8
Total debt	$1,224.3	$1,237.6

Corporate Credit Agreement
In the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated as of November 20, 2012. This amendment reduces the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modifies certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extends the maturity date of the revolving credit facility to January 2020. As a result of the amendment, the Company recorded a $1.7 million loss on extinguishment of debt in the second quarter of 2016. There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of September 30, 2016.
Accounts Receivable Securitization Facility
As of September 30, 2016, the Company had $23.5 million of borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $90.2 million remaining availability on the total borrowing capacity of $120.0 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 26, 2017, and extend the facility's termination date to May 27, 2019. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of the Company's other subsidiaries or the Company.

Form 10-Q Part I	Cincinnati Bell Inc.

7% Senior Notes due 2024
In the third quarter of 2016, the Company issued in a private offering $425.0 million aggregate principal amount of 7% senior notes due 2024 ("2024 Notes") at par. The 2024 Notes are senior unsecured obligations of the Company, which rank equally in right of payment with all existing and future unsecured senior debt of the Company. The 2024 Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness. The 2024 Notes are guaranteed on a joint and several basis by certain of the Company’s existing and future domestic subsidiaries. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 2024 Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Company that does not guarantee the 2024 Notes.
The 2024 Notes bear interest at a rate of 7% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017, to persons who are registered holders of the 2024 Notes on the immediately preceding January 1 and July 1, respectively.
The 2024 Notes will mature on July 15, 2024. However, prior to September 15, 2019, the Company may, at its option, redeem some or all of the 2024 Notes at a redemption price equal to 100% of the principal amount of the 2024 Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after September 15, 2019, the Company may, at its option, redeem some or all of the 2024 Notes at any time at declining redemption prices equal to (i) 105.250% beginning on September 15, 2019, (ii) 103.500% beginning on September 15, 2020, (iii) 101.750% beginning on September 15, 2021 and (iv) 100.000% beginning on September 15, 2022 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before September 15, 2019, and subject to certain conditions, the Company may, at its option, redeem up to 40% of the aggregate principal amount of 2024 Notes with the net proceeds of certain equity offerings at 107.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 60% of the aggregate principal amount of 2024 Notes remains outstanding and (ii) the redemption occurs within 180 days of the closing of any such equity offering.
The indenture governing the 2024 Notes contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The indenture governing the 2024 Notes provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that equals or exceeds $35 million.
Debt Repayments
During the first quarter of 2016, the Company redeemed $29.8 million of its outstanding 6.30% unsecured senior notes due 2028 (the "Cincinnati Bell Telephone Notes") at an average redemption price of 91.130% which resulted in a gain on extinguishment of debt of $2.4 million.

During the second quarter of 2016, the Company repaid $81.4 million of its outstanding 8 3/8 % Senior Notes due 2020 ("2020 Notes") at an average redemption price of 104.184% which resulted in a loss on extinguishment of debt of $3.7 million. Additionally, the Company redeemed $5.0 million of its Cincinnati Bell Telephone Notes at a redemption price of 94.875% which resulted in a gain on extinguishment of debt of $0.2 million in the second quarter of 2016.
The 2024 Notes net proceeds of $418.5 million, after fees and expenses, were used to purchase $312.5 million aggregate principal amount of its 2020 Notes tendered in connection with an offer to purchase for cash any and all of the 2020 Notes at a redemption price of 103.250%, including payment of accrued and unpaid interest, which resulted in a loss on extinguishment of debt of $11.5 million in the third quarter of 2016. Additionally, the Company notified its trustee of its election to redeem the $84.6 million remaining outstanding 2020 Notes at a redemption rate of 102.792%, including payment of accrued and unpaid interest thereon, on October 24, 2016. As a result, a loss on extinguishment of debt totaling approximately $3 million will be recorded in the fourth quarter of 2016. Simultaneous with the delivery of such notice, the Company deposited $90.7 million of funds in a restricted cash account with the trustee.

Form 10-Q Part I	Cincinnati Bell Inc.

Also during the third quarter of 2016, the Company redeemed $6.0 million of its Cincinnati Bell Telephone Notes at a redemption price of 95.500% which resulted in a gain on extinguishment of debt of $0.2 million. Additionally, the Company repaid $4.0 million of its 7 1/4 % Senior Notes due 2023 at a redemption price of 100.750% which resulted in a $0.1 million loss on extinguishment of debt.
4.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2016 and December 31, 2015, except for the Company's investment in CyrusOne and long-term debt. The carrying and fair values of these financial instruments are as follows:

	September 30, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in CyrusOne	$21.0	$144.3	$55.5	$257.9
Long-term debt, including current portion*	1,165.1	1,182.3	1,178.0	1,155.6
*Excludes capital leases and note issuance costs.

The fair value of our investment in CyrusOne was based on the closing market price of CyrusOne's common stock on September 30, 2016 and December 31, 2015. This fair value measurement is considered Level 1 of the fair value hierarchy.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2016 and December 31, 2015, which is considered Level 2 of the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and nine months ended September 30, 2016, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. For the three and nine months ended September 30, 2015, approximately 12% and 10%, respectively, of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, we recognized a curtailment loss of $0.3 million in the three months ended June 30, 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of our pension liability of $1.7 million.
For the three and nine months ended September 30, 2016 and 2015, pension and postretirement benefit costs were as follows:

	Three Months Ended September 30,
	2016	2015	2016	2015
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligation	4.9	4.8	0.8	0.8
Expected return on plan assets	(6.9)	(7.3)	—	—
Amortization of:
Prior service cost (benefit)	0.1	—	(3.7)	(3.9)
Actuarial loss	4.7	5.2	1.2	1.4
Total amortization	4.8	5.2	(2.5)	(2.5)
Pension / postretirement cost (benefit)	$2.8	$2.7	$(1.6)	$(1.6)

	Nine Months Ended September 30,
	2016	2015	2016	2015
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$0.3	$0.2	$0.2
Interest cost on projected benefit obligation	14.5	14.3	2.5	2.5
Expected return on plan assets	(20.5)	(21.8)	—	—
Curtailment loss	—	0.3	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	(11.1)	(11.6)
Actuarial loss	14.3	19.7	3.7	4.1
Total amortization	14.4	19.8	(7.4)	(7.5)
Pension / postretirement cost (benefit)	$8.4	$12.9	$(4.7)	$(4.8)

Amortizations of prior service cost (benefit) and actuarial loss represent reclassifications from accumulated other comprehensive income.
Based on current assumptions, management believes that the Company will not make any contributions to the qualified pension plan in 2016. Contributions to non-qualified pension plans in 2016 are expected to be approximately $2 million. The Company expects to make cash payments of approximately $10 million related to its postretirement health plans in 2016.
For the nine months ended September 30, 2016, contributions to the non-qualified pension plans were $1.9 million and contributions to the postretirement plan were $5.7 million.

6.    Stock-Based and Other Compensation Plans
The Company grants stock options, stock appreciation rights (“SARs”), long-term incentive plan performance-based awards, and time-based restricted shares, some of which are cash-settled awards with the final payment indexed to the percentage change in the Company’s stock price from the date of grant.
For the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $1.1 million and $6.5 million, respectively, inclusive of $0.4 million of mark-to-market gain and $1.0 million of mark-to-market expense on awards indexed to the Company's stock price. For the three and nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $0.1 million and $3.4 million, respectively, inclusive of $1.1 million and $0.2 million of mark-to-market gains on awards indexed to the Company's stock price. As of September 30, 2016, there was $10.9 million of unrecognized compensation expense related to these awards. The remaining compensation expense for the stock options, SARs and restricted awards is expected to be recognized over a weighted-average period of approximately two years, and the remaining expense for long-term incentive plan performance-based awards will be recognized within approximately one year.
The Company also has deferred compensation plans for its Board of Directors and certain executives. Under these plans, participants can elect to invest their deferrals in the Company’s common stock. In the fourth quarter of 2015, the executive deferred compensation plan was terminated. All amounts due under the executive deferred compensation plan will be distributed to plan participants during 2016. At both September 30, 2016 and 2015, the number of common shares deferred under these plans was 0.1 million. As these awards can be settled in cash, the Company records compensation costs each period based on the change in the Company’s stock price. For the three and nine months ended September 30, 2016, the Company recognized a benefit of $0.2 million and expense of $0.1 million, respectively, related to these awards. For the three months ended September 30, 2015, the Company recognized a benefit of $0.2 million related to these awards. For the nine months ended September 30, 2015, the Company recognized nominal expense.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2016 and 2015, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2014	$(173.6)		$(0.3)	$(173.9)
Reclassifications, net	8.1	(a)	(0.4)	7.7
Remeasurement of benefit obligations	1.1		—	1.1
Balance as of September 30, 2015	$(164.4)		$(0.7)	$(165.1)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2015	$(170.3)		$(0.7)	$(171.0)
Reclassifications, net	4.5	(a)	(0.1)	4.4
Balance as of September 30, 2016	$(165.8)		$(0.8)	$(166.6)
(a) These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 5 for additional details). The components of net periodic pension and postretirement benefit costs are reported within "Cost of services," "Cost of products sold," and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.

Share Repurchases
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. During the second quarter of 2016, the Company repurchased and retired approximately 0.2 million shares of its common stock for $4.6 million. In the third quarter of 2016, common share repurchases totaled $0.2 million. In prior years, the Company repurchased and retired a total of 1.5 million shares at a total cost of $20.8 million. As of September 30, 2016, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures and Corporate Credit Agreement.

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
Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, we owned 6.9 million shares of CyrusOne's common shares and no longer had significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment, and we no longer record our pro-rata share of CyrusOne's financial results in our statement of operations. For the nine months ended September 30, 2016 and 2015, the Company received cash dividends from CyrusOne totaling $6.2 million and $19.5 million, respectively. Dividends from CyrusOne were recognized as a reduction of our investment.
In the second quarter of 2016, we sold 3.1 million shares of CyrusOne Inc. common stock for net proceeds totaling $142.5 million that resulted in a gain of $118.6 million. In the second quarter of 2015, we sold 14.3 million operating partnership units for net proceeds of $426.0 million that resulted in a gain of $295.2 million.
In the third quarter of 2016, we sold 0.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $38.7 million that resulted in a gain of $33.3 million. In the third quarter of 2015, we sold 6.0 million operating partnership units of CyrusOne LP to CyrusOne, Inc. for proceeds of $170.3 million that resulted in a gain of $117.7 million. As of September 30, 2016, we held 3.0 million shares of CyrusOne Inc. common stock valued at $144.3 million.
Subsequent to the end of the third quarter of 2016, we sold 0.2 million shares of CyrusOne Inc. common stock for net proceeds totaling approximately $8 million that resulted in a gain of approximately $7 million.
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
Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2016	2015	2016	2015
Revenue:
Services provided to CyrusOne	$0.3	$0.3	$0.9	$1.0

Operating costs and expenses:
Charges for services provided by CyrusOne	2.4	2.6	7.6	7.6
Administrative services provided to CyrusOne	(0.1)	(0.1)	(0.2)	(0.3)
Total operating costs and expenses	$2.3	$2.5	$7.4	$7.3

Form 10-Q Part I	Cincinnati Bell Inc.

At September 30, 2016 and December 31, 2015, amounts receivable from and payable to CyrusOne were as follows:

	September 30,	December 31,
(dollars in millions)	2016	2015
Accounts receivable	$—	$0.1
Dividends receivable	1.2	2.1
Receivable from CyrusOne	$1.2	$2.2

Payable to CyrusOne	$1.4	$1.5

Form 10-Q Part I	Cincinnati Bell Inc.

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

Wireless financial results for the three and nine months ended September 30, 2016 were nominal. Wireless financial results for the three and nine months ended September 30, 2015 reported as Income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2015	September 30, 2015
Revenue	$—	$4.4
Costs and expenses
Cost of products and services	—	12.0
Selling, general and administrative	—	2.2
Depreciation and amortization expense	—	28.6
Restructuring (reversals) charges	(2.1)	4.3
Amortization of deferred gain	—	(6.5)
Total operating costs and expenses	(2.1)	40.6
Operating income (loss)	2.1	(36.2)
Interest income	—	(1.7)
Other income	(0.1)	(0.2)
Gain on transfer of tower lease obligations and other assets	—	15.9
Gain on sale of wireless spectrum licenses	—	112.6
Income before income taxes	2.2	94.2
Income tax expense	1.2	33.4
Income from discontinued operations	$1.0	$60.8

Wireless liabilities presented as discontinued operations as of September 30, 2016 and December 31, 2015 are as follows:

(dollars in millions)	September 30, 2016	December 31, 2015
Current liabilities
Restructuring liability	$0.2	$4.7
Other current liabilities	0.2	0.7
Total current liabilities from discontinued operations	$0.4	$5.4

Form 10-Q Part I	Cincinnati Bell Inc.

Following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
(dollars in millions)	2016	2015
Depreciation and amortization	$—	$28.6
Amortization of deferred gain on sale of towers	—	(6.5)
Non-cash spectrum lease	—	3.2
Deferred gain on sale of spectrum licenses	—	(112.6)
Gain on transfer of tower lease obligations and other assets	—	(15.9)
Restructuring payments	(4.2)	(11.2)

Form 10-Q Part I	Cincinnati Bell Inc.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2016	2015	2016	2015
Revenue
Entertainment and Communications	$193.0	$185.4	$575.8	$555.9
IT Services and Hardware	122.9	117.0	335.2	330.9
Intersegment	(3.5)	(2.6)	(10.5)	(8.3)
Total revenue	$312.4	$299.8	$900.5	$878.5
Intersegment revenue
Entertainment and Communications	$0.4	$0.2	$1.0	$0.9
IT Services and Hardware	3.1	2.4	9.5	7.4
Total intersegment revenue	$3.5	$2.6	$10.5	$8.3
Operating income
Entertainment and Communications	$21.1	$30.4	$76.0	$101.8
IT Services and Hardware	7.8	8.2	21.9	15.5
Corporate	(3.4)	(2.4)	(15.4)	(14.3)
Total operating income	$25.5	$36.2	$82.5	$103.0
Expenditures for long-lived assets
Entertainment and Communications	$63.1	$69.4	$178.7	$193.5
IT Services and Hardware	4.1	3.8	9.9	12.1
Corporate	—	—	0.2	0.1
Total expenditures for long-lived assets	$67.2	$73.2	$188.8	$205.7
Depreciation and amortization
Entertainment and Communications	$43.0	$32.6	$124.8	$93.1
IT Services and Hardware	3.4	3.1	9.8	9.2
Corporate	0.1	0.1	0.1	0.1
Total depreciation and amortization	$46.5	$35.8	$134.7	$102.4

	September 30, 2016	December 31, 2015
Assets
Entertainment and Communications	$1,062.4	$982.5
IT Services and Hardware	59.1	58.0
Corporate and eliminations	408.4	405.9
Total assets	$1,529.9	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

11.    Supplemental Guarantor Information
Cincinnati Bell Telephone Notes
As of September 30, 2016, Cincinnati Bell Telephone Company LLC (“CBT”), a wholly-owned subsidiary of Cincinnati Bell Inc. (the “Parent Company”), had $87.9 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. During the first nine months of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$170.0	$152.4	$(10.0)	$312.4
Operating costs and expenses	3.2	150.1	143.6	(10.0)	286.9
Operating income (loss)	(3.2)	19.9	8.8	—	25.5
Interest expense (income), net	23.0	1.0	(6.1)	—	17.9
Other expense (income), net	11.3	1.0	(34.3)	—	(22.0)
Income (loss) before equity in earnings of subsidiaries and income taxes	(37.5)	17.9	49.2	—	29.6
Income tax expense (benefit)	(13.3)	6.4	17.7	—	10.8
Equity in earnings of subsidiaries, net of tax	43.0	—	—	(43.0)	—
Net income	18.8	11.5	31.5	(43.0)	18.8
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$20.2	$11.5	$31.5	$(43.0)	$20.2

Net income	18.8	11.5	31.5	(43.0)	18.8
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$16.2	$11.5	$31.5	$(43.0)	$16.2

	Three Months Ended September 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$164.5	$144.8	$(9.5)	$299.8
Operating costs and expenses	2.4	135.9	134.8	(9.5)	263.6
Operating income (loss)	(2.4)	28.6	10.0	—	36.2
Interest expense (income), net	25.3	—	(3.8)	—	21.5
Other expense (income), net	7.4	1.7	(117.8)	—	(108.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.1)	26.9	131.6	—	123.4
Income tax expense (benefit)	(12.1)	10.1	46.1	—	44.1
Equity in earnings of subsidiaries, net of tax	103.3	—	—	(103.3)	—
Income from continuing operations	80.3	16.8	85.5	(103.3)	79.3
Income from discontinued operations, net of tax	—	—	1.0	—	1.0
Net income	80.3	16.8	86.5	(103.3)	80.3
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income	$82.0	$16.8	$86.2	$(103.3)	$81.7

Net income	80.3	16.8	86.5	(103.3)	80.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$77.7	$16.8	$86.5	$(103.3)	$77.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$507.8	$422.9	$(30.2)	$900.5
Operating costs and expenses	15.3	436.2	396.7	(30.2)	818.0
Operating income (loss)	(15.3)	71.6	26.2	—	82.5
Interest expense (income), net	70.4	3.1	(15.4)	—	58.1
Other expense (income), net	16.0	2.5	(157.4)	—	(138.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(101.7)	66.0	199.0	—	163.3
Income tax expense (benefit)	(35.7)	23.6	72.0	—	59.9
Equity in earnings of subsidiaries, net of tax	169.4	—	—	(169.4)	—
Net income	103.4	42.4	127.0	(169.4)	103.4
Other comprehensive income (loss)	4.5	—	(0.1)	—	4.4
Total comprehensive income	$107.9	$42.4	$126.9	$(169.4)	$107.8

Net income	103.4	42.4	127.0	(169.4)	103.4
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$95.6	$42.4	$127.0	$(169.4)	$95.6

	Nine Months Ended September 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$493.6	$413.8	$(28.9)	$878.5
Operating costs and expenses	14.1	398.5	391.8	(28.9)	775.5
Operating income (loss)	(14.1)	95.1	22.0	—	103.0
Interest expense (income), net	87.6	(1.1)	(4.3)	—	82.2
Other expense (income), net	20.1	5.2	(410.9)	—	(385.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(121.8)	91.0	437.2	—	406.4
Income tax expense (benefit)	(41.8)	33.3	154.6	—	146.1
Equity in earnings of subsidiaries, net of tax	401.1	—	—	(401.1)	—
Income from continuing operations	321.1	57.7	282.6	(401.1)	260.3
Income from discontinued operations, net of tax	—	—	60.8	—	60.8
Net income	321.1	57.7	343.4	(401.1)	321.1
Other comprehensive income (loss)	9.2	—	(0.4)	—	8.8
Total comprehensive income	$330.3	$57.7	$343.0	$(401.1)	$329.9

Net income	321.1	57.7	343.4	(401.1)	321.1
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$313.3	$57.7	$343.4	$(401.1)	$313.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$6.8	$1.0	$0.7	$—	$8.5
Restricted cash	90.7	—	—	—	90.7
Receivables, net	14.6	0.5	157.1	—	172.2
Other current assets	1.8	22.6	17.8	—	42.2
Total current assets	113.9	24.1	175.6	—	313.6
Property, plant and equipment, net	0.4	998.2	54.0	—	1,052.6
Investment in CyrusOne	—	—	21.0	—	21.0
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	815.1	—	859.6	(1,674.7)	—
Other noncurrent assets	181.4	1.9	85.4	(140.3)	128.4
Total assets	$1,110.8	$1,026.4	$1,207.7	$(1,815.0)	$1,529.9
Current portion of long-term debt	$90.0	$6.0	$2.8	$—	$98.8
Accounts payable	—	87.4	46.9	—	134.3
Other current liabilities	37.7	56.2	26.9	—	120.8
Other current liabilities from discontinued operations	—	—	0.4	—	0.4
Total current liabilities	127.7	149.6	77.0	—	354.3
Long-term debt, less current portion	951.9	98.6	75.0	—	1,125.5
Other noncurrent liabilities	225.2	159.1	0.9	(140.3)	244.9
Intercompany payables	—	2.7	—	(2.7)	—
Total liabilities	1,304.8	410.0	152.9	(143.0)	1,724.7
Shareowners’ (deficit) equity	(194.0)	616.4	1,054.8	(1,672.0)	(194.8)
Total liabilities and shareowners’ equity (deficit)	$1,110.8	$1,026.4	$1,207.7	$(1,815.0)	$1,529.9

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4
Receivables, net	0.7	—	156.4	—	157.1
Other current assets	1.6	20.2	14.1	—	35.9
Total current assets	6.9	21.2	172.3	—	200.4
Property, plant and equipment, net	0.3	921.5	53.7	—	975.5
Investment in CyrusOne	—	—	55.5	—	55.5
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	844.6	63.9	647.2	(1,555.7)	—
Other noncurrent assets	207.2	3.0	136.8	(146.3)	200.7
Total assets	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4
Current portion of long-term debt	$5.4	$5.0	$3.4	$—	$13.8
Accounts payable	0.7	84.8	43.4	—	128.9
Other current liabilities	41.6	45.3	24.2	—	111.1
Other current liabilities from discontinued operations	—	—	5.4	—	5.4
Total current liabilities	47.7	135.1	76.4	—	259.2
Long-term debt, less current portion	1,018.6	134.3	70.9	—	1,223.8
Other noncurrent liabilities	235.5	168.3	4.0	(146.2)	261.6
Intercompany payables	54.7	—	—	(54.7)	—
Total liabilities	1,356.5	437.7	151.3	(200.9)	1,744.6
Shareowners’ (deficit) equity	(297.5)	574.1	926.3	(1,501.1)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(41.9)	$145.3	$38.3	$—	$141.7
Capital expenditures	(0.2)	(169.6)	(19.0)	—	(188.8)
Increase in restricted cash	(90.7)	—	—	—	(90.7)
Dividends received from CyrusOne	—	—	6.2	—	6.2
Proceeds from sale of CyrusOne	—	—	181.2	—	181.2
Distributions received from subsidiaries	9.0	—	—	(9.0)	—
Funding between Parent and subsidiaries, net	135.0	—	(197.4)	62.4	—
Other investing activities	(0.8)	—	—	—	(0.8)
Cash flows provided by (used in) investing activities	52.3	(169.6)	(29.0)	53.4	(92.9)
Funding between Parent and subsidiaries, net	—	66.6	(4.2)	(62.4)	—
Distributions paid to Parent	—	—	(9.0)	9.0	—
Proceeds from issuance of long-term debt	425.0	—	—	—	425.0
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	5.9	—	5.9
Repayment of debt	(415.9)	(42.3)	(2.8)	—	(461.0)
Debt issuance costs	(8.1)	—	(0.3)	—	(8.4)
Common stock repurchase	(4.8)	—	—	—	(4.8)
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	(8.2)	24.3	(10.4)	(53.4)	(47.7)
Increase (decrease) in cash and cash equivalents	2.2	—	(1.1)	—	1.1
Beginning cash and cash equivalents	4.6	1.0	1.8	—	7.4
Ending cash and cash equivalents	$6.8	$1.0	$0.7	$—	$8.5

	Nine Months Ended September 30, 2015
	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(13.5)	$162.2	$(54.0)	$—	$94.7
Capital expenditures	(0.1)	(187.4)	(18.2)	—	(205.7)
Dividends received from CyrusOne	—	—	19.5	—	19.5
Proceeds from sale of CyrusOne	—	—	596.3	—	596.3
Proceeds from sale of assets	—	0.1	0.5	—	0.6
Distributions received from subsidiaries	8.7	—	—	(8.7)	—
Funding between Parent and subsidiaries, net	—	29.3	(528.7)	499.4	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	8.4	(158.0)	69.4	490.7	410.5
Funding between Parent and subsidiaries, net	482.9	—	16.5	(499.4)	—
Distributions paid to Parent	—	—	(8.7)	8.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(19.2)	—	(19.2)
Repayment of debt	(503.4)	(3.7)	(2.7)	—	(509.8)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(8.3)	—	—	—	(8.3)
Cash flows provided by (used in) financing activities	(29.0)	(3.7)	(14.3)	(490.7)	(537.7)
Increase (decrease) in cash and cash equivalents	(34.1)	0.5	1.1	—	(32.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$22.1	$1.5	$1.8	$—	$25.4

Form 10-Q Part I	Cincinnati Bell Inc.

Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 7% Senior Notes due 2024
As of September 30, 2016, the Parent Company’s 8 3/8% Senior Notes due 2020 (the "2020 Notes") and 7% Senior Notes due 2024 (the "2024 Notes") are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Telecommunications Services LLC, Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., and Data Centers South Inc. During the first nine months of 2016 and 2015, certain entities issued dividends to the Parent Company which impacted equity and intercompany accounts on the balance sheets of certain non-guarantor entities.

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

The Parent Company's subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company's debt service obligations. The following information sets forth the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Three Months Ended September 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$175.9	$146.5	$(10.0)	$312.4
Operating costs and expenses	3.2	158.9	134.8	(10.0)	286.9
Operating income (loss)	(3.2)	17.0	11.7	—	25.5
Interest expense (income), net	23.0	(6.6)	1.5	—	17.9
Other expense (income), net	11.3	(29.4)	(3.9)	—	(22.0)
Income (loss) before equity in earnings of subsidiaries and income taxes	(37.5)	53.0	14.1	—	29.6
Income tax expense (benefit)	(13.3)	19.0	5.1	—	10.8
Equity in earnings of subsidiaries, net of tax	43.0	—	—	(43.0)	—
Net income	18.8	34.0	9.0	(43.0)	18.8
Other comprehensive income	1.4	—	—	—	1.4
Total comprehensive income	$20.2	$34.0	$9.0	$(43.0)	$20.2

Net income	18.8	34.0	9.0	(43.0)	18.8
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$16.2	$34.0	$9.0	$(43.0)	$16.2

	Three Months Ended September 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$158.5	$150.8	$(9.5)	$299.8
Operating costs and expenses	2.4	148.0	122.7	(9.5)	263.6
Operating income (loss)	(2.4)	10.5	28.1	—	36.2
Interest expense (income), net	25.3	(4.2)	0.4	—	21.5
Other expense (income), net	7.4	(113.2)	(2.9)	—	(108.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(35.1)	127.9	30.6	—	123.4
Income tax expense (benefit)	(12.1)	44.7	11.5	—	44.1
Equity in earnings of subsidiaries, net of tax	103.3	—	—	(103.3)	—
Income from continuing operations	80.3	83.2	19.1	(103.3)	79.3
Income from discontinued operations, net of tax	—	1.0	—	—	1.0
Net income	80.3	84.2	19.1	(103.3)	80.3
Other comprehensive income (loss)	1.7	—	(0.3)	—	1.4
Total comprehensive income	$82.0	$84.2	$18.8	$(103.3)	$81.7

Net income	80.3	84.2	19.1	(103.3)	80.3
Preferred stock dividends	2.6	—	—	—	2.6
Net income applicable to common shareowners	$77.7	$84.2	$19.1	$(103.3)	$77.7

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Nine Months Ended September 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$491.3	$439.4	$(30.2)	$900.5
Operating costs and expenses	15.3	440.1	392.8	(30.2)	818.0
Operating income (loss)	(15.3)	51.2	46.6	—	82.5
Interest expense (income), net	70.4	(16.7)	4.4	—	58.1
Other expense (income), net	16.0	(142.6)	(12.3)	—	(138.9)
Income (loss) before equity in earnings of subsidiaries and income taxes	(101.7)	210.5	54.5	—	163.3
Income tax expense (benefit)	(35.7)	76.1	19.5	—	59.9
Equity in earnings of subsidiaries, net of tax	169.4	—	—	(169.4)	—
Net income	103.4	134.4	35.0	(169.4)	103.4
Other comprehensive income (loss)	4.5	—	(0.1)	—	4.4
Total comprehensive income	$107.9	$134.4	$34.9	$(169.4)	$107.8

Net income	103.4	134.4	35.0	(169.4)	103.4
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$95.6	$134.4	$35.0	$(169.4)	$95.6

	Nine Months Ended September 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$462.1	$445.3	$(28.9)	$878.5
Operating costs and expenses	14.1	437.1	353.2	(28.9)	775.5
Operating income (loss)	(14.1)	25.0	92.1	—	103.0
Interest expense (income), net	87.6	(5.2)	(0.2)	—	82.2
Other expense (income), net	20.1	(398.0)	(7.7)	—	(385.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(121.8)	428.2	100.0	—	406.4
Income tax expense (benefit)	(41.8)	151.1	36.8	—	146.1
Equity in earnings of subsidiaries, net of tax	401.1	—	—	(401.1)	—
Income from continuing operations	321.1	277.1	63.2	(401.1)	260.3
Income from discontinued operations, net of tax	—	60.8	—	—	60.8
Net income	321.1	337.9	63.2	(401.1)	321.1
Other comprehensive income (loss)	9.2	—	(0.4)	—	8.8
Total comprehensive income	$330.3	$337.9	$62.8	$(401.1)	$329.9

Net income	321.1	337.9	63.2	(401.1)	321.1
Preferred stock dividends	7.8	—	—	—	7.8
Net income applicable to common shareowners	$313.3	$337.9	$63.2	$(401.1)	$313.3

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of September 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$6.8	$0.2	$1.5	$—	$8.5
Restricted cash	90.7	—	—	—	90.7
Receivables, net	14.6	1.7	155.9	—	172.2
Other current assets	1.8	18.6	21.8	—	42.2
Total current assets	113.9	20.5	179.2	—	313.6
Property, plant and equipment, net	0.4	53.0	999.2	—	1,052.6
Investment in CyrusOne	—	21.0	—	—	21.0
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	815.1	1,024.3	—	(1,839.4)	—
Other noncurrent assets	181.4	82.5	4.8	(140.3)	128.4
Total assets	$1,110.8	$1,213.4	$1,185.4	$(1,979.7)	$1,529.9
Current portion of long-term debt	$90.0	$2.8	$6.0	$—	$98.8
Accounts payable	—	63.7	70.6	—	134.3
Other current liabilities	37.7	37.4	45.7	—	120.8
Other current liabilities from discontinued operations	—	0.4	—	—	0.4
Total current liabilities	127.7	104.3	122.3	—	354.3
Long-term debt, less current portion	951.9	51.5	122.1	—	1,125.5
Other noncurrent liabilities	225.2	5.4	154.6	(140.3)	244.9
Intercompany payables	—	—	154.7	(154.7)	—
Total liabilities	1,304.8	161.2	553.7	(295.0)	1,724.7
Shareowners’ (deficit) equity	(194.0)	1,052.2	631.7	(1,684.7)	(194.8)
Total liabilities and shareowners’ equity (deficit)	$1,110.8	$1,213.4	$1,185.4	$(1,979.7)	$1,529.9

Form 10-Q Part I	Cincinnati Bell Inc.

	As of December 31, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4
Receivables, net	0.7	2.8	153.6	—	157.1
Other current assets	1.6	15.6	18.7	—	35.9
Total current assets	6.9	18.8	174.7	—	200.4
Property, plant and equipment, net	0.3	53.4	921.8	—	975.5
Investment in CyrusOne	—	55.5	—	—	55.5
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	844.6	830.4	4.3	(1,679.3)	—
Other noncurrent assets	207.2	133.4	6.3	(146.2)	200.7
Total assets	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4
Current portion of long-term debt	$5.4	$3.4	$5.0	$—	$13.8
Accounts payable	0.7	95.6	32.6	—	128.9
Other current liabilities	41.6	26.8	42.7	—	111.1
Other current liabilities from discontinued operations	—	5.4	—	—	5.4
Total current liabilities	47.7	131.2	80.3	—	259.2
Long-term debt, less current portion	1,018.6	53.3	151.9	—	1,223.8
Other noncurrent liabilities	235.5	11.8	160.5	(146.2)	261.6
Intercompany payables	54.7	—	127.3	(182.0)	—
Total liabilities	1,356.5	196.3	520.0	(328.2)	1,744.6
Shareowners’ (deficit) equity	(297.5)	907.3	589.3	(1,497.3)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,103.6	$1,109.3	$(1,825.5)	$1,446.4

Form 10-Q Part I	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(41.9)	$17.5	$166.1	$—	$141.7
Capital expenditures	(0.2)	(19.0)	(169.6)	—	(188.8)
Increase in restricted cash	(90.7)	—	—	—	(90.7)
Dividends received from CyrusOne	—	6.2	—	—	6.2
Proceeds from sale of CyrusOne	—	181.2	—	—	181.2
Distributions received from subsidiaries	9.0	—	—	(9.0)	—
Funding between Parent and subsidiaries, net	135.0	(183.3)	—	48.3	—
Other investing activities	(0.8)	—	—	—	(0.8)
Cash flows provided by (used in) investing activities	52.3	(14.9)	(169.6)	39.3	(92.9)
Funding between Parent and subsidiaries, net	—	—	48.3	(48.3)	—
Distributions paid to Parent	—	—	(9.0)	9.0	—
Proceeds from issuance of long-term debt	425.0	—	—	—	425.0
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	5.9	—	5.9
Repayment of debt	(415.9)	(2.8)	(42.3)	—	(461.0)
Debt issuance costs	(8.1)	—	(0.3)	—	(8.4)
Common stock repurchase	(4.8)	—	—	—	(4.8)
Other financing activities	(4.4)	—	—	—	(4.4)
Cash flows provided by (used in) financing activities	(8.2)	(2.8)	2.6	(39.3)	(47.7)
Increase (decrease) in cash and cash equivalents	2.2	(0.2)	(0.9)	—	1.1
Beginning cash and cash equivalents	4.6	0.4	2.4	—	7.4
Ending cash and cash equivalents	$6.8	$0.2	$1.5	$—	$8.5

	Nine Months Ended September 30, 2015
	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(13.5)	$(35.0)	$143.2	$—	$94.7
Capital expenditures	(0.1)	(18.2)	(187.4)	—	(205.7)
Dividends received from CyrusOne	—	19.5	—	—	19.5
Proceeds from sale of CyrusOne	—	596.3	—	—	596.3
Proceeds from sale of assets	—	0.5	0.1	—	0.6
Distributions received from subsidiaries	8.7	—	—	(8.7)	—
Funding between Parent and subsidiaries, net	—	(560.3)	58.5	501.8	—
Other investing activities	(0.2)	—	—	—	(0.2)
Cash flows provided by (used in) investing activities	8.4	37.8	(128.8)	493.1	410.5
Funding between Parent and subsidiaries, net	482.9	—	18.9	(501.8)	—
Distributions paid to Parent	—	—	(8.7)	8.7	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(19.2)	—	(19.2)
Repayment of debt	(503.4)	(2.7)	(3.7)	—	(509.8)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(8.3)	—	—	—	(8.3)
Cash flows provided by (used in) financing activities	(29.0)	(2.7)	(12.9)	(493.1)	(537.7)
Increase (decrease) in cash and cash equivalents	(34.1)	0.1	1.5	—	(32.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$22.1	$0.3	$3.0	$—	$25.4

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, reported as the IT Services and Hardware segment, for the sale and service of efficient, end-to-end communications and IT hardware and solutions.
Consolidated revenue totaling $312.4 million and $900.5 million for the three and nine months ended September 30, 2016, respectively, increased compared to the prior year primarily due to growth of our strategic products. For the three and nine months ended September 30, 2016, revenue from our strategic products totaled $162.8 million and $472.0 million, respectively, up 18% and 20% from the prior year comparable period. These increases were partially offset by declining legacy product sales.
Operating income was $25.5 million and $82.5 million for the three and nine months ended September 30, 2016, respectively, down from the prior year due in large part to increased depreciation expense associated with the impact of accelerating the construction of our fiber network and reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology. We also reduced the estimated useful life of our copper assets in the fourth quarter of 2015. Net income totaled $18.8 million and $103.4 million for the three and nine months ended September 30, 2016, respectively, including the $33.3 million gain recognized on the sale of 0.8 million CyrusOne Inc. common shares in the three months ended September 30, 2016. Proceeds from year to date sales of CyrusOne Inc. common shares totaling $181.2 million, resulting in a gain of $151.9 million, were primarily used to repay $96.4 million of debt and repurchase 0.2 million of the Company's common shares.

Form 10-Q Part I	Cincinnati Bell Inc.

In the third quarter of 2016, the Company issued $425.0 million aggregate principal amount of 7% senior notes due 2024 ("2024 Notes") at par. The net proceeds of $418.5 million, after fees and expenses, were used to redeem $312.5 million aggregate principal amount of its 8 3/8 % Senior Notes due 2020 ("2020 Notes") in the third quarter of 2016. Additionally, the Company notified its trustee of its election to redeem all of the remaining outstanding 2020 Notes at a redemption rate of 102.792%, including payment of accrued and unpaid interest thereon, on October 24, 2016.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service revenue
Entertainment and Communications	$192.4	$183.7	$8.7	5%	$572.6	$548.8	$23.8	4%
IT Services and Hardware	54.3	50.6	3.7	7%	160.5	144.7	15.8	11%
Total service revenue	$246.7	$234.3	$12.4	5%	$733.1	$693.5	$39.6	6%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact of legacy declines and no longer providing backhaul services to our discontinued wireless operations effective March 31, 2015. Fioptics revenue totaled $65.3 million for the three months ended September 30, 2016 and $185.5 million for the nine months then ended, up 32% and 35%, respectively, from both prior year comparable periods. IT Services and Hardware increased primarily due to demand for cloud services.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product revenue
Entertainment and Communications	$0.2	$1.5	$(1.3)	(87)%	$2.2	$6.2	$(4.0)	(65)%
IT Services and Hardware	65.5	64.0	1.5	2%	165.2	178.8	(13.6)	(8)%
Total product revenue	$65.7	$65.5	$0.2	0%	$167.4	$185.0	$(17.6)	(10)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers in our IT Services and Hardware segment. In 2016, the Entertainment and Communications segment is no longer selling Verizon wireless handsets at our retail locations. The sale of Verizon handsets generated revenue of $0.3 million and $2.9 million in the three and nine months ended September 30, 2015, respectively.
Operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of services
Entertainment and Communications	$87.1	$81.0	$6.1	8%	$256.0	$236.3	$19.7	8%
IT Services and Hardware	40.6	39.0	1.6	4%	119.7	111.7	8.0	7%
Total cost of services	$127.7	$120.0	$7.7	6%	$375.7	$348.0	$27.7	8%
Cost of services increased due to growth in our strategic products. Entertainment and Communications costs also increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of products
Entertainment and Communications	$0.7	$1.7	$(1.0)	(59)%	$1.6	$5.3	$(3.7)	(70)%
IT Services and Hardware	55.4	53.9	1.5	3%	140.0	150.7	(10.7)	(7)%
Total cost of products	$56.1	$55.6	$0.5	1%	$141.6	$156.0	$(14.4)	(9)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products was down as a result of no longer selling Verizon handsets at our retail locations.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$37.1	$37.4	$(0.3)	(1)%	$107.1	$109.9	$(2.8)	(3)%
IT Services and Hardware	15.1	13.5	1.6	12%	42.5	40.0	2.5	6%
Corporate	3.3	1.6	1.7	n/m	15.3	11.8	3.5	30%
Total selling, general and administrative	$55.5	$52.5	$3.0	6%	$164.9	$161.7	$3.2	2%
Entertainment and Communications SG&A costs were down primarily due to lower payroll related costs partially offset by increased advertising costs to support the growth of Fioptics. Entertainment and Communications SG&A costs in the nine months ended September 30, 2015 also included one-time additional pension charges totaling $3.8 million incurred in the second quarter. IT Services and Hardware SG&A costs were up for the three and nine months ended September 30, 2016 primarily related to increased payroll and headcount-related costs to support the growth for our strategic products. Corporate SG&A costs increased from a year ago driven largely by additional stock-based compensation expense from plans indexed to changes in our stock price.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$43.0	$32.6	$10.4	32%	$124.8	$93.1	$31.7	34%
IT Services and Hardware	3.4	3.1	0.3	10%	9.8	9.2	0.6	7%
Corporate	0.1	0.1	$—	—%	0.1	0.1	—	—%
Total depreciation and amortization expense	$46.5	$35.8	$10.7	30%	$134.7	$102.4	$32.3	32%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology. We also reduced the estimated useful life of our copper assets in the fourth quarter of 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other operating costs
Restructuring charges	$—	$0.3	$(0.3)	n/m	$—	$6.0	$(6.0)	n/m
Loss (gain) on sale or disposal of assets, net	1.1	(1.4)	2.5	n/m	1.1	0.3	0.8	n/m
Curtailment loss	—	—	—	n/m	—	0.3	(0.3)	n/m
Transaction Costs	—	0.8	$(0.8)	n/m	—	0.8	(0.8)	n/m
Total other	$1.1	$(0.3)	$1.4	n/m	$1.1	$7.4	$(6.3)	n/m
Restructuring charges incurred during the three and nine months ended September 30, 2015 were primarily related to employee severance, project costs associated with the on-going process of integrating each segment's business markets team and lease abandonments. Severance charges were also incurred as a result of discontinuing our cyber-security product offering.

In the third quarter of 2016, we recognized loss on disposal of assets no longer in use as a result of damage. In the first quarter of 2015, we recognized a $1.4 million loss on the sale or disposal of our cyber-security assets as the acquiring company was in the process of securing financing and recovery of the related note was not probable. This process was completed in the third quarter of 2015 and the loss was reversed. In the second quarter of 2015, the Entertainment and Communications segment recognized a $0.3 million loss on disposal of software assets no longer in use.

Form 10-Q Part I	Cincinnati Bell Inc.

During the nine months ended September 30, 2015, the Company amended the bargained pension plan to eliminate all future pension service credits effective May 1, 2015. As a result, the Company remeasured its projected benefit obligation for this plan and recognized a curtailment loss of $0.3 million in the second quarter or 2015.
Corporate incurred transaction costs of $0.8 million in the third quarter of 2015 as we explored opportunities to increase the scale of our IT Services and Hardware Segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Non-operating costs
Interest expense	$17.9	$21.5	$(3.6)	(17)%	$58.1	$82.2	$(24.1)	(29)%
Loss on extinguishment of debt, net	11.4	7.8	3.6	46%	14.2	21.3	(7.1)	(33)%
Gain on sale of CyrusOne investment	(33.3)	(117.7)	84.4	(72)%	(151.9)	(412.9)	261.0	(63)%
Other (income) expense, net	(0.1)	1.2	(1.3)	n/m	(1.2)	6.0	(7.2)	n/m
Income tax expense	10.8	44.1	(33.3)	(76)%	59.9	146.1	(86.2)	(59)%
Income from discontinued operations, net of tax	—	1.0	(1.0)	n/m	—	60.8	(60.8)	n/m
Interest expense decreased primarily due to the Company using proceeds from the sale of a portion of its CyrusOne investment for debt repayments totaling $531.7 million during the twelve months ended December 31, 2015.
During the first quarter of 2016, the Company repaid $29.8 million of its outstanding Cincinnati Bell Telephone Notes due 2028 resulting in a $2.4 million gain on extinguishment of debt. In the second quarter of 2016, the Company repaid $81.4 million of its outstanding 2020 Notes resulting in a loss on extinguishment of debt of $3.7 million. Additionally, the Company redeemed $5.0 million of its Cincinnati Bell Telephone Notes which resulted in a gain on extinguishment of debt of $0.2 million in the second quarter of 2016. During the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated November 20, 2012 which resulted in a loss on extinguishment of debt of $1.7 million. In the third quarter of 2016, the Company issued $425.0 million of 7% Senior Notes due 2024 at par. The net proceeds were used to purchase $312.5 million aggregate principal amount of its 2020 Notes resulting in an $11.5 million loss on extinguishment of debt. Also in the third quarter of 2016, the Company redeemed $6.0 million of its Cincinnati Bell Telephone Notes resulting in a gain on extinguishment of debt of $0.2 million and repaid $4.0 million of its 7 1/4 % Senior Notes due 2023 resulting in a $0.1 million loss on extinguishment of debt.
In the third quarter of 2015, the Company recorded a loss on extinguishment of debt totaling $7.8 million related to the redemption of $137.6 million of its outstanding 2020 Notes. In the second quarter of 2015, the Company recorded a loss on extinguishment of debt totaling $10.4 million related to the redemption of the remaining balance outstanding of its 8 ¾% Senior Subordinated Notes due 2018 as well as $3.1 million related to the redemption of $45.1 million of its outstanding 2020 Notes.
In the third quarter of 2016, the sale of 0.8 million shares of Cyrus One Inc. common stock for net proceeds totaling $38.7 million resulted in a gain of $33.3 million. In the second quarter of 2016, the sale of 3.1 million shares of CyrusOne Inc. common stock for net proceeds totaling $142.5 million resulted in a gain of $118.6 million. During the three months ended September 30, 2015, the Company recognized a $117.7 million gain on the sale of 6.0 million CyrusOne LP partnership units. In the second quarter of 2015, the Company recognized a $295.2 million gain on the sale of 14.3 million CyrusOne LP partnership units.
Other income for the nine months ended September 30, 2016, is primarily related to the release of an asset retirement obligation related to certain tower leases that was no longer required as the decommissioning of the towers was completed. Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, at December 31, 2015, we owned approximately 9.5% of CyrusOne's common shares and no longer had significant influence over the entity. Therefore, as of December 31, 2015, our ownership in CyrusOne is accounted for as a cost method investment. Other (income) expense, net, for the three and nine months ended September 30, 2015, includes the Company's share of CyrusOne's net loss recorded under the equity method of accounting totaling $0.8 million and $5.2 million, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change		2016	2015	Change	% Change
Revenue:
Data	$86.4	$81.3	$5.1	6%		$258.4	$241.3	$17.1	7%
Voice	68.7	72.1	(3.4)	(5)%		208.0	221.3	(13.3)	(6)%
Video	32.2	25.0	7.2	29%		92.1	69.3	22.8	33%
Services and Other	5.7	7.0	(1.3)	(19)%		17.3	24.0	(6.7)	(28)%
Total revenue	193.0	185.4	7.6	4%		575.8	555.9	19.9	4%
Operating costs and expenses:
Cost of services and products	91.0	83.9	7.1	8%		267.1	245.5	21.6	9%
Selling, general and administrative	37.1	38.5	(1.4)	(4)%		107.1	113.3	(6.2)	(5)%
Depreciation and amortization	43.0	32.6	10.4	32%		124.8	93.1	31.7	34%
Other	0.8	—	0.8	n/m		0.8	2.2	(1.4)	(64)%
Total operating costs and expenses	171.9	155.0	16.9	11%		499.8	454.1	45.7	10%
Operating income	$21.1	$30.4	$(9.3)	(31)%		$76.0	$101.8	$(25.8)	(25)%
Operating margin	10.9%	16.4%		(5.5)	pts	13.2%	18.3%		(5.1)	pts
Capital expenditures	$63.1	$69.4	$(6.3)	(9)%		$178.7	$193.5	$(14.8)	(8)%

Metrics information (in thousands):
Fioptics units passed	509.5	408.1	101.4	25%

Internet subscribers:
DSL	114.2	137.7	(23.5)	(17)%
Fioptics	185.6	143.6	42.0	29%
Total internet subscribers	299.8	281.3	18.5	7%

Fioptics video subscribers	133.4	108.8	24.6	23%

Residential voice lines:
Legacy voice lines	124.6	153.5	(28.9)	(19)%
Fioptics voice lines	80.3	68.0	12.3	18%
Total residential voice lines	204.9	221.5	(16.6)	(7)%
Business voice lines:
Legacy voice lines	197.7	220.1	(22.4)	(10)%
VoIP lines*	121.2	86.9	34.3	39%
Total business voice lines	318.9	307.0	11.9	4%
Total voice lines	523.8	528.5	(4.7)	(1)%

Long distance lines:
Residential	190.9	201.8	(10.9)	(5)%
Business	132.8	142.8	(10.0)	(7)%
Total Long Distance Lines	323.7	344.6	(20.9)	(6)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three months ended September 30,		Nine Months ended September 30,
(dollars in millions)	2016	2015	2016	2015
Revenue:
Consumer
Strategic
Data	$26.5	$18.9	$75.2	$52.1
Voice	5.4	5.0	16.0	14.6
Video	31.7	24.5	90.6	68.0
Services and other	0.8	0.9	2.6	2.8
	64.4	49.3	184.4	137.5
Legacy
Data	10.4	12.0	34.4	37.9
Voice	18.2	21.0	56.7	65.8
Services and other	1.0	1.1	3.2	3.7
	29.6	34.1	94.3	107.4
Integration
Services and other	0.9	1.3	3.0	6.4
Total consumer revenue	$94.9	$84.7	$281.7	$251.3

Business
Strategic
Data	$24.3	$22.3	$71.9	$66.2
Voice	13.3	10.7	37.8	31.3
Video	0.5	0.5	1.5	1.3
Services and other	0.6	1.1	1.5	2.4
	38.7	34.6	112.7	101.2
Legacy
Data	4.9	5.6	15.4	17.6
Voice	27.7	30.8	85.1	94.1
Services and other	0.4	0.1	1.0	0.9
	33.0	36.5	101.5	112.6
Integration
Services and other	0.4	0.5	1.3	2.0
Total business revenue	$72.1	$71.6	$215.5	$215.8

Carrier
Strategic
Data	$11.3	$9.6	$33.9	$28.8
Legacy
Data	9.0	12.9	27.6	38.7
Voice	4.1	4.6	12.4	15.5
Services and other	1.6	2.0	4.7	5.8
	14.7	19.5	44.7	60.0
Total carrier revenue	$26.0	$29.1	$78.6	$88.8

Total Entertainment and Communications revenue	$193.0	$185.4	$575.8	$555.9

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue has increased from the comparable periods in the previous year due to Fioptics growth offsetting legacy access line, DSL subscriber and long-distance line loss. Our Fioptics internet subscriber base increased 29% and average revenue per user ("ARPU") was up 9% compared to the third quarter of 2015. Fioptics video subscribers as of the end of the third quarter of 2016 increased 24% compared to the same period a year ago, in addition to a 4% increase in ARPU.
The Company continues to lose access and long distance lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service. The Company also continues to experience DSL subscriber loss as a result of customers migrating to Fioptics or an alternative internet provider, particularly in areas that have not been upgraded to Fioptics.
Integration revenue decreased in 2016 primarily due to no longer selling Verizon handsets at our retail locations effective January 31, 2016. The sale of Verizon handsets generated revenue of $2.9 million in the nine months ended September 30, 2015.
Business
Business market revenue has remained consistent year-over-year as the growth in strategic revenue continues to partially offset declines realized by our legacy and integration products and services. Data revenue from our business customers has increased as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined $0.5 million and $2.5 million for the three and nine months ended September 30, 2016, respectively, as the growth in VoIP lines continues to partially mitigate legacy voice and long distance lines loss.
Carrier
For the three months ended September 30, 2016, data revenue declined by $2.2 million compared to the prior year comparable period as carriers migrate from legacy product offerings to higher bandwidth fiber solutions. Data revenue declined for the nine months ended September 30, 2016 as a result of the same trends that impacted the quarter as well as a $2.5 million decline due to no longer providing backhaul services to our discontinued wireless operations effective March 31, 2015. Voice revenue continues to decrease in 2016 in part due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.1 million in the three months ended September 30, 2016 and $13.3 million in the nine months ended September 30, 2016 compared to the same periods during 2015. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Payroll related costs also increased primarily driven by increased headcount and overtime to support the growth of our fiber-based network. Additionally, network costs increased in both comparative periods of 2016 as we continue to accelerate our fiber investment. These increased costs were partially offset by reduced costs associated with selling Verizon handsets that totaled $2.6 million in the first three quarters of 2015.
SG&A expenses decreased in the three months ended September 30, 2016 compared to the prior year primarily due to lower payroll related charges, partially offset by increased advertising costs. SG&A expenses decreased for the nine months ended September 30, 2016 as a result of the same trends that impacted the quarter as well as $3.8 million additional pension related charges incurred in the second quarter of 2015.
Depreciation and amortization expenses for the three and nine months ended September 30, 2016 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology. We also reduced the useful life of our copper assets in the fourth quarter of 2015.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Other costs of $0.8 million in the three and nine months ended September 30, 2016 are attributable to assets disposed in the third quarter that are no longer in use as a result of damage. Other costs for nine months ended September 30, 2015 are comprised of restructuring charges primarily related to employee severance as we identified opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments. Loss on disposal of assets related to an abandoned software project totaled $0.3 million in the second quarter of 2015 and a curtailment loss of $0.3 million was due to a remeasurement of the Company's projected benefit obligation following an amendment to the bargained pension plan in the second quarter of 2015.
Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Fioptics capital expenditures
Construction	$21.6	$22.3	$59.0	$59.2
Installation	19.0	13.3	40.2	34.6
Other	2.3	8.4	13.3	33.5
Total Fioptics	42.9	44.0	112.5	127.3

Other strategic	9.6	10.9	35.9	31.8
Maintenance	10.6	14.5	30.3	34.4
Total capital expenditures	$63.1	$69.4	$178.7	$193.5
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to enhance our fiber and copper networks. In the third quarter of 2016, we passed an additional 30,800 addresses with Fioptics. As of September 30, 2016, the Company is able to provide its Fioptics services to 509,500 residential and business addresses, or approximately 64% of our operating territory. Fioptics installation costs increased in 2016 due to increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics capital expenditures have decreased from prior year due to core network upgrades during 2015.
Other strategic capital expenditures are for success-based fiber builds and related equipment for business and carrier projects in order to provide ethernet services.

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

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change	% Change		2016	2015	Change	% Change
Revenue:
Professional Services	$26.5	$26.7	$(0.2)	(1)%		$79.9	$77.8	$2.1	3%
Management and Monitoring	8.1	8.0	0.1	1%		24.1	22.9	1.2	5%
Unified Communications	9.9	9.5	0.4	4%		30.1	28.2	1.9	7%
Cloud Services	12.2	8.1	4.1	51%		33.2	21.2	12.0	57%
Telecom and IT hardware	66.2	64.7	1.5	2%		167.9	180.8	(12.9)	(7)%
Total revenue	122.9	117.0	5.9	5%		335.2	330.9	4.3	1%
Operating costs and expenses:
Cost of services and products	96.2	93.1	3.1	3%		260.3	263.0	(2.7)	(1)%
Selling, general and administrative	15.2	13.7	1.5	11%		42.9	40.4	2.5	6%
Depreciation and amortization	3.4	3.1	0.3	10%		9.8	9.2	0.6	7%
Other	0.3	(1.1)	1.4	n/m		0.3	2.8	(2.5)	(89)%
Total operating costs and expenses	115.1	108.8	6.3	6%		313.3	315.4	(2.1)	(1)%
Operating income	$7.8	$8.2	$(0.4)	(5)%		$21.9	$15.5	$6.4	41%
Operating margin	6.3%	7.0%		(0.7)	pts	6.5%	4.7%		1.8	pts
Capital expenditures	$4.1	$3.8	$0.3	8%		$9.9	$12.1	$(2.2)	(18)%

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Revenue
The following IT Services and Hardware services and products have either been classified as strategic or integration:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2016	2015	2016	2015
Strategic business revenue
Professional Services	$22.9	$23.0	$68.3	$67.1
Management and Monitoring	8.1	8.0	24.1	22.9
Unified Communications	7.3	6.9	22.1	20.1
Cloud Services	12.2	8.1	33.2	21.2
Total strategic business revenue	50.5	46.0	147.7	131.3

Integration business revenue
Professional Services	3.6	3.7	11.6	10.7
Unified Communications	2.6	2.6	8.0	8.1
Telecom and IT hardware	66.2	64.7	167.9	180.8
Total integration business revenue	72.4	71.0	187.5	199.6
Total IT Services and Hardware revenue	$122.9	$117.0	$335.2	$330.9
Unified communications revenue was up compared to the prior year due to the increase in voice profiles utilized. Cloud services increased due to the increase in virtual machines monitored, primarily for one of our largest customers, combined with a new end user support project.
For the nine months ended September 30, 2016, Management and Monitoring revenue was up compared to the prior year due to the increase in devices monitored. Professional services revenue also increased as billable headcount and utilization more than offset the decline in one-time managed service build projects.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets, general economic conditions and the continued migration of customers to cloud based solutions.
Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount-related costs. For the three and nine months ended September 30, 2016, the cost to support the growth of our strategic products increased $1.6 million and $8.0 million, respectively, primarily related to payroll costs. Cost of Telecom and IT hardware sales increased $1.5 million for the three months ended September 30, 2016 compared to the prior year. For the nine months ended September 30, 2016, costs of Telecom and IT hardware sales decreased $10.7 million.
Increased selling, general and administrative costs during 2016 are primarily related to increased payroll and headcount related costs to support the growth for our strategic products.
Other expenses for the three and nine months ended September 30, 2016 included a $0.3 million loss on disposal of assets. For the nine months ended September 30, 2015, other expenses included restructuring charges which consisted of employee severance and project related costs of $0.8 million related to the integration of each segment's business markets. Lease abandonment charges totaling $0.3 million were related to office space in Canada that is no longer in use. Restructuring associated with discontinuing our advanced cyber-security product offering in the first quarter of 2015 totaled $1.7 million. In the first quarter of 2015, we recognized a $1.4 million loss on the sale or disposal of our cyber-security assets as the acquiring company was in the process of securing financing and recovery of the related note was not probable. This process was completed in the third quarter of 2015 and the loss was reversed.

Form 10-Q Part I	Cincinnati Bell Inc.

Capital Expenditures
The variance in capital expenditures during the three and nine months ended September 30, 2016 is due to the nature of customer related projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2016, the Company had $1,224.3 million of outstanding indebtedness and an accumulated deficit of $2,730.8 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $141.7 million and $94.7 million of cash flows from operations during the nine months ended September 30, 2016 and 2015, respectively. In the second quarter of 2016, the Company amended its Corporate Credit Agreement originally dated as of November 20, 2012. This amendment reduces the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modifies certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extends the maturity date of the revolving credit facility to January 2020. As of September 30, 2016, the Company had $248.7 million of short-term liquidity, comprised of $8.5 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $90.2 million available under the Receivables Facility.
As of September 30, 2016, the Company had $23.5 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $120.0 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days until May 26, 2017, and extend the facility's termination date to May 27, 2019. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
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
In the second quarter of 2016, we sold 3.1 million shares of CyrusOne Inc. common stock for net proceeds of $142.5 million. In the third quarter of 2016, we sold 0.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $38.7 million. As of September 30, 2016, we owned 3.0 million shares of registered common stock of CyrusOne Inc. valued at $144.3 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to primarily repay long-term debt and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement. As of September 30, 2016, the Company was below the 4:00 to 1:00 Consolidated Leverage Ratio (as defined by the Corporate Credit Agreement). Therefore, the requirements to use 85% of proceeds from a CyrusOne monetization towards debt repayments are currently not applicable.
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2016 totaled $141.7 million, an increase of $47.0 million compared to the same period in 2015. The increase is primarily due to $16.9 million of lower interest payments compared to the prior year and a decline in pension and postretirement payments of $10.4 million. In addition, the Company's discontinued wireless operations used $24.5 million of cash in the first nine months of 2015, compared to $5.0 million used in 2016.
Cash flows used by investing activities during the nine months ended September 30, 2016 totaled $92.9 million, compared to $410.5 million provided by investing activities in the same period of 2015. The decrease is primarily driven by the year-over-year decrease in proceeds received on the sale of the Company's CyrusOne investment. In the third quarter of 2016, the Company deposited $90.7 million of funds into a restricted cash account to redeem the remaining balance of the 8 3/8% Senior Notes due 2020. During 2016, dividends received from CyrusOne decreased by $13.3 million, but were more than offset by a $16.9 million decrease in capital expenditures.

Form 10-Q Part I	Cincinnati Bell Inc.

Cash flows used by financing activities during the nine months ended September 30, 2016 totaled $47.7 million, compared to $537.7 million used in the prior year. In the third quarter of 2016, the Company issued $425.0 million of 7% Senior Notes due 2024, resulting in an $8.0 million increase in debt issuance costs in 2016 over the prior year. Debt repayments decreased by $48.8 million compared to the prior year, due primarily to a decrease in proceeds from the sale of our CyrusOne investment, partially offset by the $312.5 million repaid during the third quarter of 2016 with net proceeds from the issuance of the 2024 Notes. In the first nine months of 2016, we borrowed $5.9 million on the Receivables Facility, compared to repaying $19.2 million in the same period of 2015. We also repurchased and retired approximately 0.2 million shares of the Company's common stock for $4.8 million.
Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios and limits our capital expenditures on an annual and aggregate basis until we sell the remainder of CyrusOne investment. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the covenants under the Corporate Credit Agreement as of September 30, 2016.
The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of September 30, 2016.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35 million annual cap with carryovers and subject to terms and conditions set forth in the Corporate Credit Agreement.
The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. As of September 30, 2016, the Company was below the 4:00 to 1:00 Consolidated Leverage Ratio (as defined by the Corporate Credit Agreement). Therefore, the requirements to use 85% of proceeds from a CyrusOne monetization towards debt repayments are currently not applicable.
In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended September 30, 2016:

(dollars in millions)
Consolidated Total Leverage Ratio	3.90
Maximum ratio permitted for compliance	5.50
Consolidated Total Funded Indebtedness additional availability	473.1
Consolidated EBITDA clearance over compliance threshold	86.0

Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on May 17, 2016.
Bond Indentures
The Company’s debt, which includes the 7% Senior Notes due 2024, contains covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

One of the financial covenants permits the issuance of additional indebtedness up to a 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $750 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes, preferred stock redemptions and common stock dividends, would be limited to specific allowances. As of September 30, 2016, the Company was below the 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to the restricted payments basket which approximated $1 billion.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. During the second quarter of 2016, the Company repurchased and retired approximately 0.2 million shares of its common stock for $4.6 million. During the third quarter of 2016, common shares repurchases totaled $0.2 million. In prior years, the Company repurchased and retired a total of 1.5 million shares at a total cost of $20.8 million. As of September 30, 2016, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures and Corporate Credit Agreement.
Regulatory Matters
Special Access/Business Data Services
In 2005, the FCC opened a proceeding to review the current special access pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap, and ILECs are entitled to pricing flexibility in metropolitan statistical areas served by a sufficient number of competitors. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015. During the second quarter of 2016, the FCC proposed a new framework for identifying competitive markets and sought comment on how to regulate in non-competitive markets. The FCC commissioners are currently considering a draft order circulated by the FCC Chairman that would force an initial adjustment in addition to ongoing annual legacy TDM-based special access rate reductions. The proposal could also negatively impact Ethernet revenue by instituting a complaint process whereby purchasers could seek reductions in Ethernet prices comparable to those for TDM services.
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
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act. Although the FCC has currently decided to forbear from applying many of the traditional common carrier regulations to the reclassified broadband Internet access service, the potential for more onerous utility-style regulation (for example, rate regulation) adds uncertainty regarding the ultimate regulatory treatment of broadband Internet access service. The 2015 Order was appealed by numerous parties, but in June 2016 the D.C. Circuit Court of Appeals upheld the FCC’s 2015 Order in its entirety, which enables the FCC to move forward with enforcement of the Open Internet rules. Since then, the FCC has imposed monetary fines for practices allegedly in violation of the Open Internet Transparency rule. In addition, the FCC adopted an order in October establishing broadband privacy and security requirements for Internet service providers. The new rules could impose additional costs on internet-service providers

Form 10-Q Part I	Cincinnati Bell Inc.

("ISPs") to meet the standards set by the rules and could limit the ability of these broadband providers to market other related services to their broadband customers. Moreover, by applying more onerous restrictions on ISPs relative to edge providers, ISPs could be adversely impacted compared with other on-line digital advertisers who do not face the same type of restrictions as the FCC is contemplating applying to ISPs.
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

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2016.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2016 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2016 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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
The FCC is currently considering a proposal that would force an initial adjustment in addition to annual reductions in the Company’s legacy TDM-based special access rates. The proposal could also negatively impact Ethernet revenue by instituting a complaint process whereby purchasers could seek reductions in Ethernet prices comparable to those for TDM services. In addition, the FCC adopted an order in October establishing broadband privacy and security requirements for Internet service providers. The new rules could impose additional costs on the Company to meet the standards set by the rules and could limit the ability of the Company to market other related services to its broadband customers.
In the second quarter of 2016, the FCC initiated a Notice of Proposed Rulemaking to consider changes in Business Data Services (BDS, also known as Special Access Services) regulation. In the proposal, the FCC considers various options for defining competitive versus non-competitive markets and methods of regulating rates in markets determined to be non-competitive. Until final rules are adopted (possibly in the fourth quarter of 2016) the Company is unable to determine the impact of the changes.
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

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2016, the Company had no unregistered sales of equity securities.

The following table presents information regarding the Company's purchase of its common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
7/1/2016 - 7/31/2016	—	n/a	—	$124.6
8/1/2016 - 8/31/2016	8,927	$21.22	8,927	$124.4
9/1/2016 - 9/30/2016	—	n/a	—	$124.4
Total	8,927	$21.22	8,927

(1)	The calculation of the average price paid per share is calculated on a settlement basis and excludes commission.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report October 4, 2016, File No. 1-8519).
(3.2)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(4.1)
Indenture, dated September 22, 2016, among Cincinnati Bell Inc., the guarantor parties thereto and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, Date of Report September 22, 2016, File No. 1-8519).

(10.1)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, Date of Report September 1, 2016, File No. 1-8519).

(10.2)
Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, Date of Report September 1, 2016, File No. 1-8519).

(10.3)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, Date of Report September 9, 2016, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	November 3, 2016	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	November 3, 2016	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer