Form 10-K
period 2016-12-31
CINCINNATI BELL INC
filed 2017-02-24
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $1.0 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2017, there were 42,128,999 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

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
In an effort to achieve our objectives, we continue to focus on the following key initiatives:
•continue to expand our local fiber network
•grow our IT Services and Hardware segment
•monetize our remaining CyrusOne investment
Continue to expand our local fiber network
We invested $230.6 million of capital in Entertainment and Communications' strategic products during 2016. Revenue from these high demand products totaled $449.5 million, up 23% over the prior year, and more than offset the decline in our legacy products. The primary focus of our strategic investments is the expansion of our Fioptics suite of products which is designed to compete directly with the cable Multiple System Operators ("MSO") serving the Company’s operating territory. In 2016 we invested $180.3 million in Fioptics as demand for the products remains strong. Year-over-year growth is outlined in the table below:

	2016	2015	2014
Fioptics revenue (in millions):	$254.1	$190.8	$142.4
Fioptics subscribers (in thousands):
High-speed internet	197.6	153.7	113.7
Video	137.6	114.4	91.4
Voice	96.2	77.4	61.0
During the year we passed an additional 101,400 addresses with Fioptics and as of December 31, 2016, the product is available to approximately 533,400 customer locations, or 67% of Greater Cincinnati. Our goal is to pass an additional 35,000 addresses during 2017.
Included in capital for strategic products is $50.3 million of investment in fiber and IP-based core network technology to meet increased business and carrier demand primarily within Greater Cincinnati and in contiguous markets in the Midwest region for high-bandwidth data transport products, such as metro-ethernet and VoIP. We continue to evolve and optimize network assets to support the migration of legacy products to new technology and as of December 31, 2016, the Company has:

•
connected approximately 7,200 commercial addresses with fiber-based services (also referred to as a lit address) during 2016 increasing the total number of lit addresses to 15,800 (included in Fioptics addresses);

•expanded the fiber network to span more than 9,600 route miles; and

Form 10-K Part I	Cincinnati Bell Inc.

•	provided cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber.
As a result of our strategic investments, we generated year-over-year Entertainment and Communications revenue growth each year since 2013. Customer demand for faster data speed and broadband usage is accelerating. We believe our fiber investments are a long-term solution for our customers bandwidth needs.
Grow our IT Services and Hardware Segment
Cincinnati Bell continues to develop high-demand products for business customers through our investments in fiber and other success-based technology, such as unified communications and cloud services. Our ability to migrate customers from legacy copper-based products to higher speed fiber-based offerings while being innovative as the technology demands of our customers change is important to the growth of our IT Services and Hardware segment. During 2016, the IT Services and Hardware segment generated 10% strategic revenue growth on continued strong demand for cloud services. Our goal is to foster our current enterprise relationships while increasing our number of small to mid-size customers both within and outside the Cincinnati market. As a company with a long history of managing customer network and technology needs, we combine the management of the network, whether owned by Cincinnati Bell or leased from other carriers out of territory, with integrated voice and IT offerings. We supply the architecture and integration intelligence, labor and hardware, as well as any combination of these services. These projects can be established based on hourly billing rates, service-level driven agreements or utility-based usage models. Customers are attracted to our ability to combine our historic knowledge, unique assets and talented workforce.
Monetize our remaining CyrusOne investment
We completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne") during the first quarter of 2013. At the time of the IPO, we effectively owned 69% of CyrusOne held in the form of 1.9 million unregistered common shares of CyrusOne and 42.6 million economically equivalent partnership units in its underlying operating entity CyrusOne LP. The fair value of our ownership as of the IPO date was approximately $943 million. Beginning in the second quarter of 2014, we have opportunistically monetized approximately 94% of our original investment for proceeds totaling $1,189.5 million, which have primarily been used to repay debt. Our total debt as of December 31, 2012, prior to the IPO, was $2,666.0 million compared to $1,206.6 million as of December 31, 2016. Interest payments have decreased from $179.5 million in 2013 to $71.1 million in 2016.
As of December 31, 2016, we owned 2.8 million CyrusOne common shares with a fair value of $128.0 million based on quoted market prices on that date. In determining the appropriate time to further monetize our CyrusOne investment, we will give due consideration to, among other factors, CyrusOne's stock price, market performance of other real estate investment trusts ("REITS") and overall market indicators. Subsequent to December 31, 2016 we sold approximately 2 million CyrusOne common shares for cash proceeds of approximately $100 million.

Form 10-K Part I	Cincinnati Bell Inc.

Operations
As of December 31, 2016, the Company operated two segments: Entertainment and Communications and IT Services and Hardware. We generally classify our products and services into three distinct categories: Strategic, Legacy and Integration. The table below demonstrates how our products are categorized within the Entertainment and Communications and IT Services and Hardware segments:

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
Wireless Handsets and Accessories
(1) Digital Subscriber Line
(2) Multi-Protocol Label Switching
(3) Synchronous Optical Network
(4) Voice over Internet Protocol
(5) Digital Signal
(6) Time Division Multiplexing

IT Services and Hardware
	Strategic	Integration
Professional Services	Consulting	Installation
Staff Augmentation
Unified Communications	Voice Monitoring	Maintenance
Managed IP Telephony Solutions
Cloud Services	Virtual Data Centers
Storage
Backup
Management and Monitoring	Network Management/Monitoring
Security
Telecom & IT Hardware		Hardware
Software Licenses

Form 10-K Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as high-speed internet, data transport, local voice, long distance, VoIP, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the Incumbent Local Exchange Carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. The segment also provides voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Entertainment and Communications segment provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD") and eVolve Business Solutions LLC ("eVolve") subsidiaries. The key products and services provided by the Entertainment and Communications segment include the following:
Data
The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating and more customers are opting for higher bandwidth solutions such as Fioptics. To address this demand, we are able to provide internet speeds of 30 megabits or more to approximately 67% of Greater Cincinnati, of which approximately 392,000 addresses are capable of receiving gigabit service.
As business customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the access method of choice due to its ability to support multiple applications on a single physical connection. The Company continues to build out fiber to multi-tenant units ("MTU's") in Greater Cincinnati to meet growing demand for these services. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target business customers beyond our ILEC footprint. The Company’s regional network connects Greater Cincinnati, Columbus, and Dayton, Ohio, as well as Indianapolis, Indiana; Chicago, Illinois; and Louisville, Kentucky.
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
Residential and business customers purchasing traditional long distance service can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. The Company's long distance lines and related minutes of use have continued to decline as a result of wireless substitution and the migration to VoIP technology. Our VoIP products provide access to widely disbursed communication platforms and access to our cloud based services and hosted unified communications products for customers ranging from small businesses to large enterprise customers.
Video
The Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 67% of Greater Cincinnati. As of December 31, 2016, we have 137,600 video subscribers. Our Fioptics customers enjoy access to over 400 entertainment channels including digital music, local, movie and sports programming with over 140 high-definition channels, parental controls, HD DVR and video On-Demand. In addition, we offer features that deliver high customer satisfaction including Fioptics MyTV which provides a more customized packaging of channels resulting in lower prices for our customers and a Fioptics live TV streaming application.
Services and Other
Services and other revenue consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance and information services.

Form 10-K Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.
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
The solutions offered include communications as a service model in a cloud environment. We provide hosted communications and solutions that deliver the efficiencies of next-generation VoIP services. Our conferencing solutions offer cloud-based audio, video, and web conferencing services accessible from any connected device. Our cloud call center application offering features speech-enabled Interactive Voice Response ("IVR"), call-back services, call analytics and surveys. The cloud call recording application features speech analytics, alerts and notification, and improved customer satisfaction and productivity. Additionally, we also manage the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Cloud Services
Virtual data center ("VDC") is a robust and scalable virtual infrastructure consisting of equipment, security, people and processes. This offering is provided in three different models: private cloud, dedicated cloud or public cloud; and provides customers with either a long-term or a short-term flexible solution that is fully managed by CBTS and monitored around the clock from our Enterprise Network Operations Center ("ENOC").
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
Management & Monitoring
CBTS provides SLA-based managed services utilizing our ENOC. The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications. Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls. We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC. These services can be provided to customers with CBTS provided equipment or customer-owned equipment and do not have geographical constraints. Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.

Form 10-K Part I	Cincinnati Bell Inc.

Telecom and IT Hardware
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.
Sales and Distribution Channels
The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. As of December 31, 2016, the Company operated eight retail stores in its operating territory to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories. In addition, the Company utilizes a call center as well as a door-to-door sales force to target the sale of our consumer products to residents.
For both operating segments, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territory. Larger business customers are supported by sales account representatives that understand the customer's technology needs and recommend Company offered solutions. Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.
Suppliers and Product Supply Chain
The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery terms, quality of product and terms and conditions.
Entertainment and Communication’s primary purchases are for network equipment, software, and fiber cable to maintain and support the growth of Fioptics. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.
IT Services and Hardware primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of Cisco, EMC, Avaya and Oracle equipment. Most of this equipment is shipped directly to the customer from vendor locations, but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
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
Our strategic products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale allowing them to more aggressively price products which they are able to provide on a much broader scale given their expanded geographic operations. Our competitors continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

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
Customers
The following table demonstrates how the Company’s revenue portfolio has changed over the past three years.

Percentage of revenue	2016	2015	2014	2016 vs 2015 Change		2015 vs 2014 Change
Strategic	54%	46%	38%	8	pts	8	pts
Legacy	26%	31%	35%	(5)		(4)
Integration	20%	23%	27%	(3)		(4)
Total	100%	100%	100%

Percentage of revenue	2016	2015	2014	2016 vs 2015 Change		2015 vs 2014 Change
Consumer	32%	29%	27%	3	pts	2	pts
Business	59%	61%	62%	(2)		(1)
Carrier	9%	10%	11%	(1)		(1)
Total	100%	100%	100%
The Company has sales with one customer, General Electric Company ("GE"), that contributed to 12% of the Company’s annual revenue in each of 2016 and 2015.
Employees
At December 31, 2016, the Company had approximately 3,400 employees and approximately 30% of its employees are covered under a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. The current contract with the CWA was ratified on February 27, 2015 and is in effect through May 12, 2018.

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
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2016, 2015, and 2014, and assets as of December 31, 2016 and 2015 are set forth in Note 14 to the consolidated financial statements.

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
The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband and internet service providers. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with CBT’s customers also offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. Partially as a result of wireless substitution and increased competition, CBT’s legacy voice lines decreased by 15% and long distance subscribers decreased by 7% in 2016 compared to 2015.
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
The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits to their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events may result in a disruption of services. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers and could consequently impair the Company's ability to attract and retain customers, which could adversely affect the Company's ability to generate revenues and operating results.
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
A large customer accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from this customer would cause operating revenues to decline and could negatively impact profitability and cash flows.
As of December 31, 2016 and 2015, the Company had receivables from GE that account for 21% and 22% of the outstanding accounts receivable balance, respectively. GE contributed 12% to consolidated revenue for each of the years ended 2016 and 2015, respectively, and 14% for the year end 2014. As a result of this concentration, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if services purchased were significantly reduced. If GE were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the accounts receivable securitization facility ("Receivables Facility").
Maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks could have a material impact on its market share and ability to generate revenue.
Over the past several years, the Company has improved its wireline network through increased capital expenditures for fiber optic cable in areas of its operating network. The Company intends to continue its capital expenditures for fiber optic cable through 2017.
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
We may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

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
Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.
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
Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of CBT’s revenue is derived from pricing plans that are subject to regulatory review and approval. These regulated pricing plans limit the rates CBT charges for some services while the competition has typically been able to set rates for services with limited or no restriction. In the future, regulatory initiatives that would put CBT at a competitive disadvantage or mandate lower rates for its services would result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.
At the federal level, CBT is subject to the Telecommunications Act of 1996 (the "1996 Act"), including the rules subsequently adopted by the Federal Communications Commission ("FCC") to implement the 1996 Act, which has impacted CBT’s in-territory local exchange operations in the form of greater competition. At the state level, CBT conducts local exchange operations in portions of Ohio, Kentucky, and Indiana, and, consequently, is subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s ability to compete in its markets.

Form 10-K Part I	Cincinnati Bell Inc.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulation applicable to these services. As the significance of the Internet continues to grow, federal, state and local governments may pass laws and adopt rules and regulations or apply existing laws and regulations to the Internet (including Internet access services). Related matters are currently under consideration in both federal and state legislative and regulatory bodies. We cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

Form 10-K Part I	Cincinnati Bell Inc.

Risks Related to our Indebtedness
The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally.
As of December 31, 2016, the Company and its subsidiaries had outstanding indebtedness of $1,206.6 million, on which it incurred $75.7 million of interest expense in 2016, and had total shareowners’ deficit of $121.7 million. At December 31, 2016, the Company and its subsidiaries had $24.2 million of borrowing availability under its Receivables Facility and had the ability to borrow up to an additional $150.0 million under the Corporate Credit Agreement's revolving credit facility, subject to compliance with certain conditions. In addition, the Company's ability to incur additional debt from time to time is subject to the restrictions contained in its credit facilities and other debt instruments.
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
•
adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances, other capital needs, or to engage in other business activities that would be in its interest.

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
The Company depends on the revolving credit facilities under its Corporate Credit Agreement and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Corporate Credit Agreement revolving credit facility has a maturity date of January 2020. The Receivables Facility has a termination date of May 2019, and is subject to renewal every 364 days, with the next renewal occurring in May 2017.
The Company's ability to borrow under its Corporate Credit Agreement is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.
As of December 31, 2016, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million in additional borrowing availability under this facility. The $150.0 million available under the Corporate Credit Agreement's revolving credit facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.
As of December 31, 2016, the Company had $89.5 million of borrowings and $6.3 million of letters of credit that were outstanding under its Receivables Facility. At that date, the Company had a borrowing capacity under this Receivables Facility of $120.0 million and a maximum borrowing limit of $120.0 million. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2016, the Company had $24.2 million of borrowing capacity remaining under its Receivables Facility.
The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control.
The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available, or that future borrowings will be available under its Corporate Credit Agreement or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, or selling assets, including its investment in CyrusOne, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

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
As of December 31, 2016, we held 2.8 million shares of CyrusOne common stock valued at $128.0 million. The value of our investment is subject to CyrusOne executing on their strategic plan and other factors beyond CyrusOne's control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to CyrusOne, all of which could cause significant changes in the market price of CyrusOne's common stock. The fair value of our investment in CyrusOne may decline which may adversely affect the realization of our investment. As a result, we may be unable to monetize any or all of our investment in CyrusOne, which would therefore limit our ability to repay debt, repurchase equity interests, pursue strategic acquisitions or alliances, reduce the cash available to fund operations and our general obligations, and could result in the Company's dissolution, bankruptcy, liquidation or reorganization.
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
The uncertain economic environment could have an adverse effect on the Company's business and financial liquidity. The Company's primary source of cash is customer collections. If economic conditions were to worsen, some customers may cancel services or have difficulty paying their accounts receivable. These conditions would result in lower revenues and increases in the allowance for doubtful accounts, which would negatively affect the results of operations. Furthermore, the sales cycle would be further lengthened if business customers slow spending or delay decision-making on the Company's products and services, which would adversely affect revenues. If competitors lower prices as a result of economic conditions, the Company would also experience pricing pressure. If the economies of the U.S. and the world deteriorate, this could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.
The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets.
As of December 31, 2016, the Company had net deferred income taxes of $64.5 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $76.8 million and state, local and foreign net operating loss carryforwards of $48.2 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

Form 10-K Part I	Cincinnati Bell Inc.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company also provides healthcare and group life insurance benefits for eligible retirees. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $27 million of estimated aggregate cash contributions to its qualified pension plans for the years 2017 to 2020. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans or could accelerate the timing of required payments.
Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.
The Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and would divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against the development and sale of certain of its products or services. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2016, we owned or maintained properties in Ohio, Kentucky and Indiana. Principal office locations are in Cincinnati, Ohio.
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

Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2016, cannot be reasonably determined.
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
The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange. The Company filed an amendment to its Amended and Restated Articles of Incorporation to affect a one-for-five reverse split of its issued common stock ("the Reverse Split") effective 11:59 p.m. October 4, 2016. The following table shows the high and low closing sale prices during each quarter for the last two fiscal years after consideration of the Reverse Split:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2016	High	$19.45	$23.05	$25.10	$22.75
	Low	$14.50	$18.00	$19.55	$17.90
2015	High	$18.40	$20.45	$19.85	$19.85
	Low	$14.65	$16.70	$15.40	$15.70
(b) Holders
As of January 31, 2017, the Company had 4,644 holders of record of the 42,128,999 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In 2016 and 2015, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2016 and 2015, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2017.
(d) Stock Performance
The following graph matches Cincinnati Bell Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

Form 10-K Part II	Cincinnati Bell Inc.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Cincinnati Bell Inc.	$100	$181	$117	$105	$119	$148
S&P 500	$100	$116	$154	$175	$177	$198
S&P Integrated Telecommunication Services	$100	$115	$128	$130	$134	$167

Copyright © 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

(e) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2016 - 12/31/2016	—	$—	—	$124.4

*
In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million. This repurchase plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data
As further discussed in Note 16 to our consolidated financial statements, we ceased operations of our wireless business as of March 2015. As a result, wireless financial results are now presented as discontinued operations. Therefore, we have recast the financial information, except as noted, for all periods presented.

All shares of common stock and per share information presented in the following table have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented.

Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs was adopted effective January 1, 2016. As a result, certain note issuance costs were reclassed from "Other noncurrent assets" to "Long-term debt, less current portion." All periods presented in the following table have been recast to present the impact of ASU 2015-03, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2016	2015	2014	2013 (a)	2012 (a)
Operating Data
Revenue	$1,185.8	$1,167.8	$1,161.5	$1,073.4	$1,251.5
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,079.8	1,031.3	979.5	877.6	1,018.0
Other operating costs and losses (b)	13.0	8.5	5.1	56.0	20.3
Operating income	93.0	128.0	176.9	139.8	213.2
Interest expense	75.7	103.1	145.9	176.0	211.2
Loss on extinguishment of debt, net	19.0	20.9	19.6	29.6	13.6
Loss from CyrusOne investment (c)	—	5.1	7.0	10.7	—
Gain on sale of CyrusOne investment	(157.0)	(449.2)	(192.8)	—	—
Income (loss) from continuing operations	101.8	290.8	117.7	(64.9)	(18.8)
Income (loss) from discontinued operations, net of tax	0.3	62.9	(42.1)	10.2	30.0
Net income (loss)	102.1	353.7	75.6	(54.7)	11.2
Basic earnings (loss) per common share from continuing operations	$2.17	$6.69	$2.57	$(1.83)	$(0.74)
Basic earnings (loss) per common share from discontinued operations	$0.01	$1.50	$(1.01)	$0.25	$0.76
Basic earnings (loss) per common share	$2.18	$8.19	$1.56	$(1.58)	$0.02
Diluted earnings (loss) per common share from continuing operations	$2.17	$6.68	$2.56	$(1.83)	$(0.74)
Diluted earnings (loss) per common share from discontinued operations	$0.01	$1.49	$(1.00)	$0.25	$0.76
Diluted earnings (loss) per common share	$2.18	$8.17	$1.56	$(1.58)	$0.02
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	42.0	41.9	41.7	41.2	39.4
Diluted	42.1	42.0	41.9	41.2	39.4

Financial Position
Property, plant and equipment, net	$1,085.5	$975.5	$815.4	$756.8	$1,415.4
Total assets (d)	1,541.0	1,446.4	1,807.0	2,088.2	2,850.4
Total long-term obligations (e)	1,429.8	1,485.4	2,044.7	2,509.5	3,191.8

Other Data
Cash flow provided by operating activities	$173.2	$110.9	$175.2	$78.8	$212.7
Cash flow (used in) provided by investing activities	(95.5)	383.2	392.6	(185.4)	(371.8)
Cash flow (used in) provided by financing activities	(75.4)	(544.6)	(514.5)	87.6	109.0
Capital expenditures (f)	(286.4)	(283.6)	(182.3)	(196.9)	(367.2)

Form 10-K Part II	Cincinnati Bell Inc.

(a)
Results for 2012 include the revenues and expenses of CyrusOne, our former data center business. During 2013, CyrusOne results are included for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne's operating results in our consolidated financial statements. See Notes 1 and 15 to the consolidated financial statements.

(b)
Other operating costs and losses consist of restructuring and severance related charges (reversals), transaction-related compensation, curtailment loss (gain), loss (gain) on disposal of assets - net, impairment of assets and transaction costs.

(c)
Losses represent our equity method share of CyrusOne's losses from the date of the IPO through December 31, 2015. Effective January 1, 2016, our ownership in CyrusOne is no longer accounted for using the equity method.

(d)	Total assets include current and noncurrent assets from discontinued operations.

(e)
Total long-term obligations comprise long-term debt less current portion, pension and postretirement benefit obligations, other noncurrent liabilities and noncurrent liabilities from discontinued operations.
See Notes 6, 7, 9, 13 and 16 to the consolidated financial statements for discussions related to 2016 and 2015.

(f)	Capital expenditures include capital expenditures from discontinued operations.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. See "Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement" for further information on forward-looking statements.

Executive Summary
Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany eliminations.

Consolidated revenue totaling $1,185.8 million for the year ended December 31, 2016 increased $18.0 million compared to the prior year as strategic revenue growth more than offset declines from legacy and integration products. Revenue from our strategic products totaled $637.5 million in 2016, up 19% compared to 2015.
Operating income in 2016 was $93.0 million, down from the prior year due in large part to increased depreciation expense associated with the impact of accelerating the construction of our fiber network and reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology. We also reduced the estimated useful life of our copper assets in the fourth quarter of 2015. Income from continuing operations totaled $101.8 million for the year ended December 31, 2016, primarily due to the $157.0 million gain on the sale of a portion of our CyrusOne investment.
The Company sold a combined 4.1 million CyrusOne common shares for cash totaling $189.7 million during 2016. The cash generated from these transactions was primarily used to manage our debt and fund the expansion of our fiber network. In the third quarter of 2016 the Company issued $425.0 million of 7% senior notes due 2024. The proceeds of the debt were primarily used to repay the remaining $397.1 million of 8 3/8% senior unsecured notes due 2020. In the fourth quarter of 2016, the Company issued an additional $200.0 million of 7% senior notes due 2024 at 105.000% and the proceeds were used to repay $208.0 million of the Corporate Credit Agreement - Tranche B Term Loan.

Form 10-K Part II	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Service revenue
Entertainment and Communications	$763.0	$735.0	$28.0	4%	$728.8	$6.2	1%
IT Services and Hardware	215.7	198.0	17.7	9%	161.4	36.6	23%
Total service revenue	$978.7	$933.0	$45.7	5%	$890.2	$42.8	5%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact of legacy declines and no longer providing backhaul services to our discontinued wireless operations effective March 31, 2015. Fioptics revenue totaled $254.1 million, $190.8 million and $142.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, up 33% in 2016 and up 34% in 2015 from the comparable prior year. IT Services and Hardware increased during 2015 primarily due to growth from our strategic services. During 2016, the growth was primarily associated with cloud services as professional services and management and monitoring revenue were only up 1% and 3%, respectively, compared to 2015.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Product revenue
Entertainment and Communications	$4.5	$7.4	$(2.9)	(39)%	$10.7	$(3.3)	(31)%
IT Services and Hardware	202.6	227.4	(24.8)	(11)%	260.6	(33.2)	(13)%
Total product revenue	$207.1	$234.8	$(27.7)	(12)%	$271.3	$(36.5)	(13)%
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
Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Cost of services
Entertainment and Communications	$344.7	$319.9	$24.8	8%	$290.2	$29.7	10%
IT Services and Hardware	161.7	152.6	9.1	6%	126.0	26.6	21%
Total cost of services	$506.4	$472.5	$33.9	7%	$416.2	$56.3	14%
Cost of services increased in both periods due to growth in our strategic products. Entertainment and Communications costs also increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Cost of products
Entertainment and Communications	$2.5	$6.3	$(3.8)	(60)%	$8.3	$(2.0)	(24)%
IT Services and Hardware	170.0	191.8	(21.8)	(11)%	223.2	(31.4)	(14)%
Total cost of products	$172.5	$198.1	$(25.6)	(13)%	$231.5	$(33.4)	(14)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products decreased primarily due to lower sales of Verizon handsets at our retail locations.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Selling, general, and administrative
Entertainment and Communications	$141.5	$146.2	$(4.7)	(3)%	$133.0	$13.2	10%
IT Services and Hardware	57.5	53.5	4.0	7%	51.0	2.5	5%
Corporate	19.7	19.4	0.3	2%	20.2	(0.8)	(4)%
Total selling, general and administrative	$218.7	$219.1	$(0.4)	0%	$204.2	$14.9	7%
Entertainment and Communications SG&A costs were down primarily in 2016 due to a one-time pension charge of $3.8 million incurred in the second quarter of 2015 related to our excess benefit plan. In addition to the one-time pension charge, Entertainment and Communications SG&A costs were up in 2015 compared to 2014 primarily due to retail store costs and an increase in our sales force to support our fiber acceleration strategy. IT Services and Hardware SG&A costs were up primarily related to increased payroll and headcount-related costs to support the growth for our strategic products. Corporate SG&A costs decreased during 2015 as increased stock-based compensation expense was more than offset by lower contract services.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Depreciation and amortization expense
Entertainment and Communications	$168.6	$129.2	$39.4	30%	$115.7	$13.5	12%
IT Services and Hardware	13.5	12.3	1.2	10%	11.7	0.6	5%
Corporate	0.1	0.1	—	0%	0.2	(0.1)	(50)%
Total depreciation and amortization expense	$182.2	$141.6	$40.6	29%	$127.6	$14.0	11%
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

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Restructuring and severance related charges (reversals)
Entertainment and Communications	$7.7	$1.6	$6.1	n/m	$(0.5)	$2.1	n/m
IT Services and Hardware	3.3	2.8	0.5	18%	—	2.8	n/m
Corporate	0.9	1.6	(0.7)	(44)%	0.1	1.5	n/m
Total restructuring and severance related charges (reversals)	$11.9	$6.0	$5.9	98%	$(0.4)	$6.4	n/m

Form 10-K Part II	Cincinnati Bell Inc.

In 2016, restructuring and severance related charges were associated with increased in-sourcing of IT professionals in our operating territory and initiatives to reduce costs associated with our legacy copper network group, including a voluntary severance program for certain management employees. In 2015, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiative and lease abandonments.
Other operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Other operating costs
Curtailment loss	$—	$0.3	$(0.3)	n/m	$—	$0.3	n/m
Loss (gain) on sale of disposal of assets, net	1.1	0.8	0.3	38%	(0.3)	1.1	n/m
Impairment of assets	—	—	—	n/m	4.6	(4.6)	n/m
Transaction costs	—	1.4	(1.4)	n/m	1.2	0.2	17%
Total other operating costs	$1.1	$2.5	$(1.4)	(56)%	$5.5	$(3.0)	(55)%
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
Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Non-operating costs
Interest expense	$75.7	$103.1	$(27.4)	(27)%	$145.9	$(42.8)	(29)%
Loss on extinguishment of debt, net	19.0	20.9	(1.9)	(9)%	19.6	1.3	7%
Gain on Sale of CyrusOne investment	(157.0)	(449.2)	292.2	(65)%	(192.8)	(256.4)	n/m
Other (income) expense, net	(7.6)	2.6	(10.2)	n/m	5.1	(2.5)	(49)%
Income tax expense	61.1	159.8	(98.7)	(62)%	81.4	78.4	96%
Income (loss) from discontinued operations, net of tax	0.3	62.9	(62.6)	n/m	(42.1)	105.0	n/m
Interest expense continued to decrease due to the Company primarily using proceeds from the sale of a portion of its CyrusOne investment to repay debt in 2015 and 2014. During 2016, 2015 and 2014, we reduced our total debt by $31.0 million, $449.7 million and $451.0 million, respectively. Certain debt repayments in each period resulted in a loss on extinguishment of debt.
In 2016, the Company recognized a gain of $157.0 million on the sale of 4.1 million CyrusOne common shares. In 2015, the Company recognized a gain of $412.9 million on the sale of 20.3 million CyrusOne LP partnership units and a gain of $36.3 million on the sale of 1.4 million CyrusOne common shares. In 2014, the Company recognized a $192.8 million gain on the sale of 16.0 million CyrusOne LP partnership units. Effective December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, at December 31, 2015, we owned approximately 9.5% of CyrusOne's common shares and no longer had significant influence over the entity. Effective January 1, 2016, our investment in CyrusOne was no longer accounted for using the equity-method.
Dividends declared by CyrusOne in 2016 totaled $6.4 million and were included in Other (income) expense, net. For 2015 and 2014, Other (income) expense, net includes the Company's share of CyrusOne's net loss recorded under the equity method of accounting totaling $5.1 million and $7.0 million, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Income tax expense fluctuates accordingly based on changes in Income from continuing operations before income taxes. The Company uses federal and state net operating loss carryforwards to defray payment of federal and state tax liabilities. As a result, the Company had cash income tax payments, net of refunds, totaling $1.7 million in 2016.
In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses. Non-deductible expenses were higher in prior years due to non-deductible interest expense on securities originally issued to acquire its broadband business (the "Broadband Securities"). The Broadband Securities were repaid in full during 2015.
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

Discussion of Operating Segment Results
The Company manages its business based upon product and service offerings. For the years ended December 31, 2016, 2015, and 2014, we operated two business segments: Entertainment and Communications and IT Services and Hardware. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of Discontinued Operations, see Note 1 and Note 16 of Notes to Consolidated Financial Statements.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as high-speed internet, video, local voice, long distance, VoIP, data transport and other services. CBT, a subsidiary of the Company, is the ILEC for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of CBET, a CLEC and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its CBAD and eVolve subsidiaries.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015	2014	2015 vs. 2014	2015 vs. 2014
Revenue:
Data	$344.8	$322.8	$22.0	7%	$309.6	$13.2	4%
Voice	275.0	291.9	(16.9)	(6)%	313.5	(21.6)	(7)%
Video	125.7	96.6	29.1	30%	75.5	21.1	28%
Services and Other	23.3	32.4	(9.1)	(28)%	42.1	(9.7)	(23)%
Total revenue	768.8	743.7	25.1	3%	740.7	3.0	0%
Operating costs and expenses:
Cost of services and products	359.5	331.5	28.0	8%	306.2	25.3	8%
Selling, general and administrative	141.6	150.9	(9.3)	(6)%	136.2	14.7	11%
Depreciation and amortization	168.6	129.2	39.4	30%	115.7	13.5	12%
Restructuring and severance charges (reversals)	7.7	1.6	6.1	n/m	(0.5)	2.1	n/m
Other	0.8	0.6	0.2	33%	4.2	(3.6)	(86)%
Total operating costs and expenses	678.2	613.8	64.4	10%	561.8	52.0	9%
Operating income	$90.6	$129.9	$(39.3)	(30)%	$178.9	$(49.0)	(27)%
Operating margin	11.8%	17.5%		(5.7)	24.2%		(6.7)
Capital expenditures	$272.5	$269.5	$3.0	1%	$163.7	$105.8	65%

Metrics (in thousands):
Fioptics units passed	533.4	432.0	101.4	23%	335.0	97.0	29%

Internet subscribers:
DSL	105.6	133.7	(28.1)	(21)%	156.2	(22.5)	(14)%
Fioptics	197.6	153.7	43.9	29%	113.7	40.0	35%
Total internet subscribers	303.2	287.4	15.8	5%	269.9	17.5	6%

Fioptics video subscribers	137.6	114.4	23.2	20%	91.4	23.0	25%

Residential voice lines:
Legacy	117.5	146.4	(28.9)	(20)%	181.6	(35.2)	(19)%
Fioptics	83.8	71.4	12.4	17%	56.7	14.7	26%
Total residential voice lines	201.3	217.8	(16.5)	(8)%	238.3	(20.5)	(9)%
Business voice lines:
Legacy	190.7	215.4	(24.7)	(11)%	238.0	(22.6)	(9)%
VoIP*	131.7	89.5	42.2	47%	70.0	19.5	28%
Total business voice lines	322.4	304.9	17.5	6%	308.0	(3.1)	(1)%
Total voice lines	523.7	522.7	1.0	0%	546.3	(23.6)	(4)%

Long distance lines:
Residential	187.6	199.4	(11.8)	(6)%	212.5	(13.1)	(6)%
Business	129.7	140.3	(10.6)	(8)%	150.3	(10.0)	(7)%
Total long distance lines:	317.3	339.7	(22.4)	(7)%	362.8	(23.1)	(6)%

* VoIP lines include Fioptics voice lines

Form 10-K Part II	Cincinnati Bell Inc.

Revenue
The following table illustrates our revenue by market: Consumer, Business and Carrier. Our products within each market have been classified as either Strategic, Legacy or Integration.

	Year ended December 31,
(dollars in millions)	2016	2015	2014
Revenue:
Consumer
Strategic
Data	$103.0	$72.7	$48.4
Voice	21.7	19.7	17.7
Video	123.6	94.8	73.9
Services and other	3.4	3.7	4.0
	251.7	190.9	144.0
Legacy
Data	44.2	49.5	58.5
Voice	73.8	86.1	101.1
Services and other	4.1	6.7	7.7
	122.1	142.3	167.3
Integration
Services and other	3.9	7.7	11.2
Total consumer revenue	$377.7	$340.9	$322.5

Business
Strategic
Data	$96.5	$89.6	$83.6
Voice	51.7	42.5	35.9
Video	2.1	1.8	1.6
Services and other	2.5	3.2	3.8
	152.8	137.1	124.9
Legacy
Data	20.3	23.2	27.6
Voice	111.5	123.6	134.2
Services and other	1.3	1.3	1.2
	133.1	148.1	163.0
Integration
Services and other	1.8	2.6	4.7
Total business revenue	$287.7	$287.8	$292.6

Carrier
Strategic
Data	$45.0	$37.7	$41.6
Legacy
Data	35.8	50.1	49.9
Voice	16.3	20.0	24.6
Services and other	6.3	7.2	9.5
	58.4	77.3	84.0
Total carrier revenue	$103.4	$115.0	$125.6

Total Entertainment and Communications revenue	$768.8	$743.7	$740.7

Form 10-K Part II	Cincinnati Bell Inc.

Consumer
Consumer market revenue has increased each of the previous two years due to Fioptics growth offsetting legacy access line and DSL subscriber losses. Our Fioptics internet subscriber base increased 27% and average revenue per user ("ARPU") was up 9% in 2016. During 2015, the Fioptics internet subscriber base increased 35% with ARPU growing 14%. Fioptics video subscribers increased 21% and 27% in 2016 and 2015, respectively, in addition to a 4% and 1% increase in ARPU. Video ARPU growth rates increased in 2016 as a result of price increases partially being offset by the popularity of MyTV.
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
Higher Integration revenue in 2014 is primarily due to $5.7 million of revenue generated through an agreement to sell Verizon wireless products and services at our retail locations. Revenue from selling these products totaled $3.1 million in 2015. We discontinued the sale of Verizon handsets at our retail locations effective January 31, 2016.
Business
Data revenue from our business customers has increased as customers migrate from our legacy product offerings. Voice revenue declined $2.9 million in 2016 and $4.0 million in 2015 as the growth in VoIP lines continues to mitigate legacy voice line loss and the migration of certain customers to national providers. In total, business voice lines increased 6% during 2016 in comparison to a decrease of 1% in 2015. However, the increase in lines was more than offset by lower ARPU per VoIP line compared to legacy access lines' ARPU. In addition, service and other revenue has declined each year primarily due to lower maintenance and service center revenue.
Carrier
Carrier data revenue declined in 2016 compared to prior year as national carriers increased their focus on improving network efficiencies. In addition, we no longer provided backhaul services to our discontinued wireless operations effective March 31, 2015. Data revenue declined in 2015 as a result of the same trends impacting 2016, partially offset by $4.7 million of one-time revenue associated with the construction of small cell site locations completed in 2015. Voice revenue declines are primarily due to FCC mandated reductions of terminating switched access rates. These declines are expected to continue in 2017.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $17.9 million and $17.4 million in 2016 and 2015, respectively. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. In 2016, payroll related costs increases were primarily driven by increased headcount and overtime to support the growth of our fiber-based network. Network and materials costs increased in both 2016 and 2015 as we continue to accelerate our fiber investment. In 2015, rent expense increased $2.7 million as a result of signing a new lease in the second half of 2014 for additional floor space at our corporate headquarters. Costs associated with selling Verizon handsets and accessories totaled $2.8 million in 2015 and totaled $4.3 million in 2014.
SG&A expenses were down in 2016 compared to the prior year primarily due to lower payroll related charges as well as a one-time charge related to our excess pension benefit plan totaling $3.8 million incurred during 2015. These decreases were partially offset by $1.5 million of increased advertising costs for Fioptics during 2016. SG&A expenses were up in 2015 compared to 2014 primarily as a result of increased costs absorbed from shutting down our wireless operations and accelerating the build-out of Fioptics in addition to the one-time pension charge. Retail center costs and additions to our sales force increased costs $7.1 million in 2015. Marketing and advertising costs increased $1.6 million compared to 2014 as we increased our Fioptics promotional efforts. The remaining increase was primarily due to increased payroll benefits.
Depreciation and amortization expenses were up in 2016 compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network in 2016 and 2015, reducing the estimated useful life of certain set-top boxes and the related software as we upgrade customers to new technology. We also reduced the useful life of our copper assets in the fourth quarter of 2015.

Form 10-K Part II	Cincinnati Bell Inc.

Severance charges in 2016 were primarily related to a voluntary severance program to reduce costs associated with our legacy copper network. Restructuring charges in 2015 were primarily related to employee severance as we identified opportunities to integrate the business markets within each of our segments. The reversal of restructuring charges in 2014 was due to re-occupying certain office space previously vacated.
Other includes impairment charges totaling $4.6 million during 2014 were for the abandonment of an internal use software project.
Capital Expenditures

(dollars in millions)	2016	2015	2014
Fioptics capital expenditures
Construction	$89.8	$86.5	$50.0
Installation	68.7	50.2	24.3
Other	21.8	42.8	18.8
Total Fioptics	180.3	179.5	93.1

Other strategic	50.3	44.4	26.9
Legacy maintenance	41.9	45.6	43.7
Total capital expenditures	$272.5	$269.5	$163.7
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. During 2016, 2015 and 2014, we passed 101,400, 97,000 and 59,000 addresses with Fioptics, respectively. As of December 31, 2016, the Company is able to provide its Fioptics services to 533,400 residential and business addresses, or 67% of our operating territory. Fioptics installation costs increased in both 2016 and 2015 due to increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics related investments include costs to expand core network capacity and for enhancements to the customer experience.
Other strategic capital expenditures are for success-based fiber builds for business and carrier projects.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2016	2015	2016 vs. 2015	2016 vs. 2015		2014	2015 vs. 2014	2015 vs. 2014
Revenue:
Professional Services	$106.7	$105.5	$1.2	1%		$86.6	$18.9	22%
Management and Monitoring	32.0	31.0	1.0	3%		25.2	5.8	23%
Unified Communications	39.8	37.8	2.0	5%		35.1	2.7	8%
Cloud Services	46.5	30.9	15.6	50%		20.8	10.1	49%
Telecom and IT hardware	205.7	230.2	(24.5)	(11)%		265.3	(35.1)	(13)%
Total revenue	430.7	435.4	(4.7)	(1)%		433.0	2.4	1%
Operating costs and expenses:
Cost of services and products	332.4	345.2	(12.8)	(4)%		350.0	(4.8)	(1)%
Selling, general and administrative	58.0	54.0	4.0	7%		51.5	2.5	5%
Depreciation and amortization	13.5	12.3	1.2	10%		11.7	0.6	5%
Restructuring and severance related charges	3.3	2.8	0.5	18%		—	2.8	n/m
Other	0.3	0.5	(0.2)	(40)%		—	0.5	n/m
Total operating costs and expenses	407.5	414.8	(7.3)	(2)%		413.2	1.6	0%
Operating income	$23.2	$20.6	$2.6	13%		$19.8	$0.8	4%
Operating margin	5.4%	4.7%		0.7	pts	4.6%		0.1	pts
Capital expenditures	$13.7	$14.0	$(0.3)	(2)%		$11.9	$2.1	18%

Form 10-K Part II	Cincinnati Bell Inc.

Revenue
The following IT services and hardware products have been classified as either strategic or integration:

	Year ended December 31,
(dollars in millions)	2016	2015	2014
Strategic business revenue
Professional services	$89.2	$90.4	$70.2
Management and monitoring	32.0	31.0	24.8
Unified communications	29.4	27.1	22.9
Cloud services	46.5	30.9	20.8
Total strategic business revenue	197.1	179.4	138.7

Integration business revenue
Professional services	17.5	15.1	16.4
Management and monitoring	—	—	0.4
Unified communications	10.4	10.7	12.2
Telecom and IT hardware	205.7	230.2	265.3
Total integration business revenue	233.6	256.0	294.3
Total IT Services and Hardware revenue	$430.7	$435.4	$433.0
The growth in strategic management and monitoring, unified communications and cloud services has primarily been driven by the increase in devices monitored, voice profiles and virtual machines within our current customer base. A new end user support project also contributed $2.4 million to the growth in cloud services revenue in 2016 compared to 2015. Revenue growth in 2015 was impacted by signing new contracts with enterprise customers and expanding an existing statewide unified communications engagement with a government entity.
Strategic professional services revenue decreased from the prior year as increased billable headcount was more than offset by the $4.3 million decline in one-time build projects. Professional services revenue growth in 2015 was attributable to increased billable headcount and utilization. Additionally, revenue in 2015 includes one-time charges of $5.3 million for the design and build of new customers' managed service infrastructure.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the cyclical fluctuation in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets and general economic conditions.
Operating Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount related costs. In 2016, costs of Telecom and IT hardware sales decreased $21.8 million compared to 2015. These costs decreased $32.0 million in 2015 as compared to 2014. These decreases are partially offset by increases in the cost to support the growth of our strategic products in both periods, primarily related to payroll costs.
Selling, general and administrative expenses also increased during both periods due to increased payroll and headcount related costs to support strategic revenue growth.
Restructuring and severance related charges in 2016 were primarily related to increased in-sourcing of IT professionals by our customers. In 2015, restructuring charges consisted of employee severance and project related costs for the integration of each segment's business markets and the discontinuation of our advanced cyber-security product offering in the first quarter of 2015. We also abandoned office space in Canada that is no longer in use.
Capital Expenditures
The variance in capital expenditures is driven by the nature of customer related projects and spending on equipment to support the growth of our strategic products.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $20.8 million in 2016, $22.5 million in 2015 and $21.8 million in 2014.
Corporate costs decreased by $1.7 million in 2016 compared to 2015 primarily due to lower transaction costs of $1.4 million. Corporate costs increased by $0.7 million in 2015 compared to 2014, driven largely by $1.7 million in additional stock-based compensation expense as a result of changes in our stock price and additional restructuring charges. These increases were partially offset by lower legal expenses.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2016, 2015 and 2014, we generated $173.2 million, $110.9 million and $175.2 million, respectively, of cash flows from operations. In 2016, 2015 and 2014, proceeds from the monetization of our CyrusOne investment totaled $189.7 million, $643.9 million and $355.9 million, respectively. The Company also received cash totaling $194.4 million from the sale of its wireless spectrum licenses in 2014. Dividends of $7.4 million, $22.2 million and $28.4 million were received from our investment in CyrusOne in 2016, 2015 and 2014, respectively.

Our primary uses of cash are capital expenditures and debt service. In 2016, 2015 and 2014, capital expenditures were $286.4 million, $283.6 million and $182.3 million, respectively. Capital expenditures were higher in 2016 and 2015 primarily due to increased expenditures for expanding our fiber network. Based on the continued demand for fiber-based products and IT solutions, we expect 2017 total capital expenditures to range between $180 - $210 million. In 2016, 2015 and 2014, debt repayments were $759.3 million, $531.7 million and $376.5 million, respectively. In 2016, the Company repaid $478.5 million of the outstanding 8 3/8% Senior Notes due 2020, $212.1 million of the outstanding Corporate Credit Agreement Tranche B Term Loan, $40.8 million of the outstanding Cincinnati Bell Telephone Notes and $4.0 million of the outstanding 7 1/4% Senior Notes due 2023.

Interest payments were $71.1 million, $108.5 million and $153.1 million in 2016, 2015 and 2014, respectively. Interest payments have declined as we have primarily used cash proceeds from the monetization of our CyrusOne investment and sale of wireless spectrum licenses to repay debt. Our contractual debt maturities in 2017, including capital lease obligations, are $7.5 million and associated contractual interest payments are expected to be approximately $70 million.

To a lesser extent, cash is also used to fund our pension obligations, pay preferred stock dividends, and repurchase shares of common stock when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $3.1 million, $10.3 million and $19.7 million in 2016, 2015 and 2014, respectively. Cash contributions for our qualified pension plans are expected to be approximately $2 million in 2017. Dividends paid on preferred stock were $10.4 million in each of 2016, 2015 and 2014. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2017. In 2016, the Company repurchased 0.2 million common shares for $4.8 million, with no common shares repurchased in 2015 or 2014. As of December 31, 2016, management has authority to repurchase additional common shares with a value of up to $124.4 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that it is not limited by restrictions in the Corporate Credit Agreement, cash is available, and management believes the share price offers an attractive value.

As of December 31, 2016, we had $183.9 million of short-term liquidity, comprised of $9.7 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement's revolving credit facility and $24.2 million available under the Receivables Facility. The Receivables Facility permits maximum borrowings of up to $120.0 million and is subject to annual renewal. As of December 31, 2016, the Company had $89.5 million of borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $120.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants

As of December 31, 2016, the Company had $1.2 billion of outstanding indebtedness and an accumulated deficit of $2.7 billion. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2020. Contractual debt maturities, including capital leases, are $7.5 million in 2017, $6.4 million in 2018, $95.8 million in 2019, $320.2 million in 2020, $3.5 million in 2021 and $776.6 million thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we are required to make approximately $2 million in contributions to our qualified pension plans in 2017. Funding requirements for subsequent years are uncertain and will significantly depend on future actuarial assumption changes. It is also possible that we will use a portion of our cash flows generated from operations for common share repurchases or de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

As of December 31, 2016, the fair value of our ownership interest in CyrusOne was $128.0 million. We intend to sell down the Company's ownership interest in CyrusOne and use the proceeds to manage our debt and for other general corporate purposes. Our amended Corporate Credit Agreement obligates us to use 85% of the proceeds towards debt repayments, subject to the terms and conditions within the amended agreement.

In the fourth quarter of 2012, the Company entered into a new Corporate Credit Agreement which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. Effective with the sale of our 16.0 million partnership units of CyrusOne, LP in the second quarter of 2014, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. The Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement in the second quarter of 2015. Effective with the sale of 14.3 million CyrusOne LP operating partnership units in the second quarter of 2015, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility increased to $175.0 million for the remainder of the term. In the second quarter of 2016, the Company amended its Corporate Credit Agreement. This amendment reduces the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modifies certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extends the maturity date of the revolving credit facility to January 2020. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $498.6 million in the aggregate over the next three years. Borrowings under the Corporate Credit Agreement will be used to provide ongoing working capital and for other general corporate purposes of the Company. The facility also has certain covenants, which, among other things, limit our ability to incur additional debt or liens, pay dividends, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the credit facility would be available until the default was waived or cured. As of December 31, 2016, the Company was in compliance with the Corporate Credit Agreement covenants.

The Company’s most restrictive covenants are generally included in its Corporate Credit Agreement. In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all covenants. The following table presents the calculation of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the year ended December 31, 2016:

(dollars in millions)
Consolidated Total Leverage Ratio	4.05
Maximum ratio permitted for compliance	5.50
Consolidated Total Funded Indebtedness additional availability	$432.3
Consolidated EBITDA clearance over compliance threshold	$78.6
Definitions and components of this calculation are detailed in our credit agreement and can be found in the Company's Form 8-K filed on May 17, 2016.

Form 10-K Part II	Cincinnati Bell Inc.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15.0 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2016.  The Company may make restricted payments of $45.0 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35.0 million annual cap with carryovers and subject to terms and conditions set forth in the Corporate Credit Agreement.

The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. As of December 31, 2016, the Company was above the 4:00 to 1:00 Consolidated Leverage Ratio (as defined by the Corporate Credit Agreement). Therefore, until the Company is below the 4:00 to 1:00 Consolidated Leverage Ratio, the requirements to use 85% of proceeds from a CyrusOne monetization towards debt repayments are currently applicable.

Indentures

The Company’s debt is governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of December 31, 2016.

One of the financial covenants permits the issuance of additional indebtedness up to a 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $750 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases, repayment of subordinated notes, preferred stock redemptions and common stock dividends, would be limited to specific allowances. As of December 31, 2016, the Company was below the 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to the restricted payments basket which exceeds $1 billion.

Management believes that cash on hand, operating cash flows, its Corporate Credit Agreement and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2016 was $173.2 million, an increase of $62.3 million compared to 2015. The increase is primarily due to $37.4 million of lower interest payments and a decline in pension and postretirement payments of $7.3 million. In addition, the Company's discontinued wireless operations used $28.0 million of cash in 2015, compared to $5.1 million used in 2016. These increases were partially offset by higher usage of working capital in 2016, primarily associated with the growth of our strategic products.

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

Cash flows from investing activities

Cash flows used by investing activities totaled $95.5 million in 2016, compared to $383.2 million provided by investing activities in 2015. The decrease is primarily driven by the year-over-year decrease in proceeds received on the sale of the Company's CyrusOne investment. In addition, CyrusOne dividends classified as investing activities decreased by $20.1 million and capital expenditures increased by $2.8 million during 2016.

Cash flows provided by investing activities in 2015 were down $9.4 million compared to the prior year. The decrease in 2015 was driven by a $101.3 million increase in capital expenditures, primarily related to the acceleration of our fiber investment, and the $194.4 million of cash proceeds received on the sale of wireless spectrum licenses in the third quarter of 2014. Dividends received from CyrusOne were down $6.2 million compared to the prior year. These decreases were offset by a $288.0 million increase in the cash proceeds from the sale of the Company's CyrusOne investment in 2015 compared to the proceeds received in 2014.

Other cash used by investing activities includes proceeds from the sale of assets totaling $1.0 million in 2015 and $2.0 million in 2014. These were offset by contributions to equity method investments totaling $0.9 million, $0.3 million and $5.8 million in 2016, 2015 and 2014, respectively.

Cash flows from financing activities

Cash flows used by financing activities were $75.4 million in 2016. The Company issued $625.0 million of 7% Senior Notes at a $10.0 million premium. Debt repayments totaling $759.3 million were primarily due to the repayment of $478.5 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 103.328%, $212.1 million of the outstanding Tranche B Term Loan, $40.8 million of the outstanding Cincinnati Bell Telephone Notes at an average rate of 92.232% and $4.0 million of the outstanding 7 1/4% Senior Notes due 2023 at an average rate of 100.750%. In 2016, the Company repurchased 0.2 million common shares for $4.8 million. Debt issuance costs totaled $11.1 million for the year. In addition, the Company borrowed $71.9 million on the Receivables Facility in 2016 and proceeds from the exercise of options totaled $3.8 million.

Cash flows used by financing activities were $544.6 million in 2015. Debt repayments totaling $531.7 million were primarily due to the redemption of $300.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at 102.188%, $182.7 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 105.543%, $13.7 million of the outstanding
7 1/4% Notes due 2023 at 99.853% and $5.8 million of the outstanding CBT Notes at an average rate of 90.840%. In 2015, we repaid $1.6 million of the outstanding balances on the revolving credit facility.

Cash flows used by financing activities were $514.5 million in 2014. Debt repayments totaling $376.5 million were primarily due to the redemption of $325.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at 104.375% and $22.7 million of the outstanding 8 3/8% Senior Note due 2020 at par. In addition, cash proceeds from the sale of the wireless spectrum licenses were used to repay $127.0 million on the revolving credit facility.

Dividends paid on preferred stock totaled $10.4 million in 2016, 2015 and 2014.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends
Entertainment and Communications
We continue to generate year-over-year Entertainment and Communications revenue growth as demand for Fioptics and fiber-based products more than offset revenue declines from our legacy products. During 2016, we invested $230.6 million in our strategic Entertainment and Communications products. Revenue from these products increased 23%, totaling $449.5 million for the year.
The Company's primary strategic product for residential customers is Fioptics, which is available to 533,400 addresses or approximately 67% of Greater Cincinnati. In 2016, we invested $89.8 million to pass 101,400 addresses with Fioptics and capital expenditures related to customer installations totaled $68.7 million. In addition, we invested $21.8 million to enhance the user experience as well as upgrade the network core and related equipment to support increased subscriber growth. Fioptics revenue totaled $254.1 million in 2016, up 33% compared to the prior year as demand for the product remains strong. Our Fioptics high-speed subscribers increased by 29% from a year ago, totaling 197,600 as of December 31, 2016. Fioptics video subscribers totaled 137,600 at year-end, up 20% from 2015.
During 2017, we expect continued competition for consumer data, voice and video services as the cable competitor in our market completes its re-branding initiative. In 2017, we plan to invest between $90 million and $110 million for Fioptics, including construction, installation and value-added services. Our goal is to pass an additional 35,000 addresses during the year. We expect that Fioptics revenue growth will continue to offset legacy revenue declines.
For our business and carrier customers, strategic products include: high-speed internet and data transport, audio conferencing, as well as VoIP and other broadband services, including private line and MPLS. In 2016, we invested $50.3 million in capital expenditures for fiber builds, which bring measurable deal driven returns from our business customers. The Company connected approximately 7,200 commercial addresses with fiber based services in 2016 (also referred to as a lit address), increasing the total number of lit addresses to 15,800 (included in Fioptics addresses) expanding the fiber network to more than 9,600 route miles. We also provide cell site back-haul services to more than 70% of the 1,100 cell sites in-market, of which approximately 500 are lit with fiber. We expect to continue to light additional commercial addresses and towers with fiber during 2017 to address customer demand.
Strategic revenue from business customers totaled $152.8 million (including $14.5 million from Fioptics), up 11% from a year ago. Total business revenue was consistent with the prior year, and we expect this trend to continue as we transition customers off the legacy copper network and onto fiber-based solutions. Strategic revenue from carrier customers totaled $45.0 million, up 19% compared to the prior year. Total carrier revenue declined in 2016, due primarily to on-going FCC mandated switched access rate reductions in combination with national carriers increased focus on improving network efficiencies in our market. We expect similar trends to continue in 2017 as we position ourselves to be the preferred wholesale fiber infrastructure provider for 5G, small cell and all other technologies.
In 2017, including our Fioptics capital expenditures, we expect to invest approximately $130 million to $155 million in our strategic products. We believe the growth in our strategic product revenue will continue to more than offset the decline from our legacy products, which include local voice, DSL, long distance and low-bandwidth data transport services. Revenue from legacy products totaled $313.6 million in 2016, down 15% compared to the prior year due to a 15% loss of legacy voice lines and a 7% loss of long distance lines as wireless substitution continues. DSL subscribers also decreased in 2016, and the trend is expected to continue as customers switch to higher speed services, such as our Fioptics product.
IT Services and Hardware

Revenue for strategic IT services was $197.1 million in 2016, up 10% due to growth in management and monitoring services, unified communications and cloud services. Professional services revenue growth slowed in 2016 as a result of increased in-sourcing of IT professionals in our market, a trend that we expect to continue to put pressure on revenue in 2017. We will continue to foster ongoing relationships with our customers, as we are also focused on enhancing our presence with small and mid-size businesses located in and around Greater Cincinnati. As we successfully migrate customers from legacy solutions onto our fiber network, our results indicate we are able to increase average revenue per customer once this transition occurs.
Demand for Telecom and IT hardware is cyclical in nature. That is, in periods of fiscal restraint, a customer may defer these capital purchases and, instead, use its existing equipment for a longer period of time. Consequently, Telecom and IT Hardware sales in 2017 are somewhat dependent on the business economy and outlook in 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$1,140.7	$0.2	$89.5	$315.8	$735.2
Capital leases (2)	69.3	7.3	12.7	7.9	41.4
Interest payments on long-term debt and capital leases (3)	490.3	69.7	137.2	117.4	166.0
Non-cancellable operating lease obligations	33.9	4.1	5.5	4.5	19.8
Purchase obligations (4)	190.6	175.3	14.7	0.6	—
Pension and postretirement benefits obligations (5)	81.4	13.8	21.3	20.1	26.2
Unrecognized tax benefits (6)	31.4	—	—	—	31.4
Other liabilities (7)	28.1	12.4	5.1	0.9	9.7
Total	$2,065.7	$282.8	$286.0	$467.2	$1,029.7

(1)	Excludes net unamortized discounts and premiums.

(2)	Includes capital lease obligations primarily related to vehicles used in the deployment of our fiber network and wireless towers assumed from our discontinued operations.

(3)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2016.

(4)
Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

(5)
Includes payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2017 include approximately $9 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2017, its contractual obligation related to postretirement obligations only extends through 2017. Amounts for 2017 through 2024 include approximately $53 million of estimated cash contributions to its qualified pension plans. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)
Includes contractual obligations primarily related to restructuring and employee severance reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities and long-term incentive plan obligations.

The contractual obligations table is presented as of December 31, 2016. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2016, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2016. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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
The discussion below addresses major judgments used in:

•	revenue recognition;

•	reviewing the carrying values of long-lived assets;

•	accounting for income taxes; and

•	accounting for pension and postretirement expenses.

Form 10-K Part II	Cincinnati Bell Inc.

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
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets and have a substantial impact on our future operating results. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $33 million.

Form 10-K Part II	Cincinnati Bell Inc.

In 2016, we reduced the estimated useful life of certain set-top boxes and the related software as we upgraded to new technology. In the fourth quarter of 2015, we reduced the estimated remaining useful life of our copper plant from 15 years to 7 years as customers are increasingly migrating to fiber-based service offerings from those previously provided by our copper network.
Management reviews the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years.
In the fourth quarter of 2014, an impairment loss of $4.6 million was incurred by the Entertainment and Communications segment to account for an abandoned internal use software project.
Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2013.
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
A valuation allowance of $54.4 million and $58.4 million has been recognized as of December 31, 2016 and 2015, respectively. While the valuation allowance is primarily against state, local, and foreign net operating losses, it also includes $10.2 million of allowances against Texas margin credits, which effective with CyrusOne's IPO on January 24, 2013, are unlikely to be realized before their expiration date.
As of December 31, 2016 and 2015, the liability for unrecognized tax benefits was $31.4 million and $27.6 million, respectively. As of December 31, 2016, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $31.0 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
Accounting for Pension and Postretirement Expenses — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans. Actuarial gains (losses) and prior service costs (benefits) that arise during the period are recognized as a component of "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.
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
No amendments to the plan were entered in 2014 and 2016. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, the Company recognized a curtailment loss of $0.3 million in the three months ended June 30, 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of the pension liability by $1.7 million.
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

Form 10-K Part II	Cincinnati Bell Inc.

Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2016 and 2015, the discount rate used to value the pension plans was 4.00% and 3.80%, respectively, while the discount rate used to value the postretirement plans was 4.00% and 3.70%, respectively. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2016.
Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2016 and 2015, the estimated long-term rate of return on pension plan assets was 7.50% and 7.75%, respectively. The long-term rate of return on post-retirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts were gains of 9% in 2016 and a loss of 2% in 2015. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2016 and 2015, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5%. As of December 31, 2016, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2021.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow, costs of services and products and selling, general and administrative expenses.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2016:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($28.9)/$28.9	($1.6)/$1.6	($3.4)/$3.7	($0.1)/$0.1
Expected return on assets	+/- 0.5%	n/a	$1.8/($1.8)	n/a	$0.1/($0.1)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$3.2/($2.9)	$0.2/($0.2)
At December 31, 2016 and 2015, unrecognized actuarial net losses were $277.9 million and $312.1 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average expected future working lifetime of active plan participants for the pension and bargained postretirement plans (approximately 9-13 years) and average life expectancy of retirees for the management postretirement plan (approximately 17 years).

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009 federal regulators devoted considerable attention to initiatives aimed at promoting investment in and adoption of advanced telecommunications services, particularly broadband Internet access services while simultaneously adopting measures it believed would promote competition, protect consumers, reform universal service, and enhance public safety and national security. We will continue to monitor the regulatory environment including any potential impact on the following proceedings.
Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs.
In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Under Phase II, $1.8 billion of annual support is available to expand broadband in unserved areas served by price cap ILECs. A separate funding mechanism for rate-of-return companies was finalized in 2016. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support which was available to them. The remaining support will eventually be distributed via a competitive bidding process. Carriers accepting the Phase II support commitment will have the funds available for a six-year period. CBT accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations by the end of 2020.
During 2014, the FCC adopted two orders reforming the Schools and Libraries component of the Universal Service Fund. The first order adopted a plan for phasing out support for voice services and allotted $1 billion per year through 2016 for funding Wi-Fi and other services to provide connectivity within schools and libraries. The second order, adopted in late 2014, increased the cap on the Schools and Libraries fund to $3.9 billion per year. These decisions may have changed the mix of services schools and libraries purchase from the Company and the USF assessment on carriers to pay for the increased funding levels, however, because the assessments are generally fully passed on to consumers, any increased assessment is neutral for the Company.
During 2016, the FCC adopted a comprehensive reform of the Lifeline program, which included among other things classifying broadband as a Lifeline eligible service and phasing out support for voice service. Although CBT remains a Lifeline provider, its Lifeline subscriber base has dropped to fewer than 3,000 due to stricter recertification requirements adopted in 2013 and customer migration to wireless Lifeline providers. CBT does not expect the inclusion of broadband in the program to change its downward enrollment trend.
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

Terminating switched access and reciprocal compensation rates are being phased out over a six-year period concluding in 2018 for CBT and other price cap carriers. The plan contains a mechanism that enables ILECs to recover some of the lost revenue from increased end-user charges. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. The impact of these reforms for the Company primarily falls on CBT and increases each year during the six-year transition to bill-and-keep. The Company's terminating switched access and reciprocal compensation revenue subject to these rules was estimated to be less than $7 million in total at the beginning of the transition and will be phased out to zero at the end of the transition. The potential to offset these losses via increased end-user charges primarily depends on competitive conditions in the ILEC operating area.
Special Access/Business Data Services
In 2005, the FCC opened a proceeding to review the current Special Access (aka Business Data Services or "BDS") pricing rules. Under the existing rules, special access services are subject to price cap regulation with no earnings cap, and ILECs have pricing flexibility in certain metropolitan statistical areas served by a sufficient number of competitors. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015. During second quarter of 2016, the FCC proposed a new framework for identifying competitive markets and regulating rates in non-competitive markets, including potentially resetting rates in non-competitive markets to reflect productivity growth over the past decade. The draft order has been withdrawn from consideration and we remain uncertain how these proceedings will be addressed in the future.
IP Transition
In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched Time-division Multiplexing (“TDM”) networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014, and during 2015 and 2016 the FCC adopted several orders imposing additional requirements on service providers seeking to transition their networks from copper to fiber. We remain uncertain how these proceedings will be addressed in the future.
Broadband Internet Access/Net Neutrality
In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access at that time) or as a regulated telecommunications service. In 2007, CBT elected the non-regulated information service designation for its broadband Internet access service. The FCC also ruled that wireless broadband service was a non-regulated information service, placing it on the same regulatory footing as other broadband services such as cable modem service and wireline DSL service.
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act. These new rules were appealed by numerous parties, but in June 2016 the D.C. Circuit Court of Appeals upheld the FCC’s new rules in their entirety. In November 2016 the FCC adopted an order establishing broadband privacy and security requirements for Internet service providers using its authority under Title II. The restrictive new privacy rules diverged from the Federal Trade Commission framework that had for years set the standard for protecting Internet users’ privacy. All of the requirements of the new rules are currently in effect, but the majority of the recently adopted privacy rules are not yet effective. CBT foresees little near-term impact from the current rules.

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
In September 2010, the Ohio General Assembly enacted Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's existing alternative regulation legislation, and authorized pricing flexibility for ILEC basic local exchange service upon a competitive showing by the ILEC. In December 2010, CBT filed an application with the Public Utilities Commission of Ohio ("PUCO") under the new rules to receive pricing flexibility in its four Ohio exchanges that did not have pricing flexibility under alternative regulation. The application was approved in January 2011. Furthermore, the legislation provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards that were effective in January 2011. On June 30, 2015, state budget bill HB 64 was signed. HB 64 included provisions that could relieve ILECs from their carrier of last resort obligations, pending the outcome of the FCC’s IP Transition proceeding. As part of the provisions of HB 64, the PUCO is currently conducting a process that would assist in the identification of Basic Local Exchange Service ("BLES") customers that might not have a competitive alternative should the ILEC withdraw BLES as part of its transitioning from a circuit-switched TDM network to an IP Network. The new rules have the potential to provide CBT with substantial regulatory relief in Ohio in the future; however, there is no impact in the near-term.
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
Ohio, Kentucky and Indiana Cable Franchises
The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has agreements with twenty-five franchising authorities in Kentucky.

Recently Issued Accounting Standards
Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards. With the exception of adopting ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, ASC 205 Presentation of Financial Statements - Discontinued Operations and ASU 2015-17 Balance Sheet Classification of Deferred Taxes, the adoption of new accounting standards did not have a material impact on the Company’s financial results for the years ended December 31, 2016, 2015 or 2014.

Form 10-K Part I	Cincinnati Bell Inc.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;

•	the Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented;
•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company's success in the telecommunications industry;

•
the Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted;

•
the Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which would lead to reduced revenues and/or increased costs;

•	the Company generates a substantial portion of its revenue by serving a limited geographic area;

•
a large customer accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from this customer would cause operating revenues to decline and could negatively impact profitability and cash flows;

•
maintaining the Company's telecommunications networks requires significant capital expenditures, and its inability or failure to maintain its telecommunications networks could have a material impact on its market share and ability to generate revenue;

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

•	the Corporate Credit Agreement and other indebtedness impose significant restrictions on the Company;

Form 10-K Part II	Cincinnati Bell Inc.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Corporate Credit Agreement and Receivables Facility and changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2016 and 2015, the Company held no derivative financial instruments. As of December 31, 2016, the Company had variable-rate borrowings of $315.8 million under the Tranche B Term Loan Facility, $89.5 million under the Receivables Facility, and no borrowings under the Corporate Credit Agreement's revolving credit facility. The interest on these debt arrangements varies with changes in the LIBOR rate. A hypothetical increase or decrease of one percentage point in the LIBOR rate would increase or decrease our annual interest expense on these variable-rate borrowings by $4.1 million, assuming no additional borrowings or repayments are made under these agreements.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2016 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$—	$—	$735.2	$735.2	$772.0
Weighted average interest rate on fixed-rate debt	—	—	—	—	—	6.9%	6.9%
Variable-rate debt:	$—	$—	$89.5	$315.8	$—	$—	$405.3	$405.7
Average interest rate on variable-rate debt	—	—	1.3%	4.0%	—	—	3.4%
At December 31, 2015, the carrying value and fair value of fixed-rate debt was $633.5 million and $628.5 million, respectively.
Equity Risk - Investment in CyrusOne
Our investment in CyrusOne is subject to a variety of risk factors encompassed under the umbrella of market risk. General economic swings influence the performance of the stock. Industry- and company-specific risks also have the potential to substantially affect the value of our investment.

The table below summarizes the effect of hypothetical changes in market prices on fair value of our equity portfolio.

(dollars in millions)	Effect from market price change in percent
	-30%	-20%	-10%	—	10%	20%	30%
At December 31, 2016	$89.6	$102.4	$115.2	$128.0	$140.8	$153.6	$166.4
Our investment in CyrusOne represented $128.0 million in fair value and accounted for the net unrealized gains at year-end 2016 in accumulated other comprehensive loss.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 24, 2017

/s/ Theodore H. Torbeck
Theodore H. Torbeck
Chief Executive Officer

/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 24, 2017

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of Cincinnati Bell Inc.
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareowners' deficit, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 24, 2017

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$9.7	$7.4
Receivables, less allowances of $9.9 and $12.4	178.6	157.1
Inventory, materials and supplies	22.7	20.6
Prepaid expenses	15.0	13.1
Other current assets	3.9	2.2
Total current assets	229.9	200.4
Property, plant and equipment, net	1,085.5	975.5
Investment in CyrusOne	128.0	55.5
Goodwill	14.3	14.3
Deferred income taxes, net	64.5	182.9
Other noncurrent assets	18.8	17.8
Total assets	$1,541.0	$1,446.4
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$7.5	$13.8
Accounts payable	105.9	128.9
Unearned revenue and customer deposits	36.3	29.2
Accrued taxes	12.9	14.5
Accrued interest	12.7	11.2
Accrued payroll and benefits	25.7	31.2
Other current liabilities	31.9	25.0
Other current liabilities from discontinued operations	—	5.4
Total current liabilities	232.9	259.2
Long-term debt, less current portion	1,199.1	1,223.8
Pension and postretirement benefit obligations	197.7	225.0
Other noncurrent liabilities	33.0	36.6
Total liabilities	1,662.7	1,744.6
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2016 and 2015; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,056,237 and 42,003,600 shares issued; 42,056,237 and 41,975,390 shares outstanding at December 31, 2016 and 2015	0.4	0.4
Additional paid-in capital	2,570.9	2,577.7
Accumulated deficit	(2,732.1)	(2,834.2)
Accumulated other comprehensive loss	(90.3)	(171.0)
Common shares in treasury, at cost	—	(0.5)
Total shareowners’ deficit	(121.7)	(298.2)
Total liabilities and shareowners’ deficit	$1,541.0	$1,446.4
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue
Services	$978.7	$933.0	$890.2
Products	207.1	234.8	271.3
Total revenue	1,185.8	1,167.8	1,161.5
Costs and expenses
Cost of services, excluding items below	506.4	472.5	416.2
Cost of products sold, excluding items below	172.5	198.1	231.5
Selling, general and administrative	218.7	219.1	204.2
Depreciation and amortization	182.2	141.6	127.6
Restructuring and severance related charges (reversals)	11.9	6.0	(0.4)
Other	1.1	2.5	5.5
Total operating costs and expenses	1,092.8	1,039.8	984.6
Operating income	93.0	128.0	176.9
Interest expense	75.7	103.1	145.9
Loss on extinguishment of debt, net	19.0	20.9	19.6
Gain on sale of CyrusOne investment	(157.0)	(449.2)	(192.8)
Other (income) expense, net	(7.6)	2.6	5.1
Income from continuing operations before income taxes	162.9	450.6	199.1
Income tax expense	61.1	159.8	81.4
Income from continuing operations	101.8	290.8	117.7
Income (loss) from discontinued operations, net of tax	0.3	62.9	(42.1)
Net income	102.1	353.7	75.6
Preferred stock dividends	10.4	10.4	10.4
Net income applicable to common shareowners	$91.7	$343.3	$65.2
Basic net earnings per common share
Basic earnings per common share from continuing operations	$2.17	$6.69	$2.57
Basic earnings (loss) per common share from discontinued operations	$0.01	$1.50	$(1.01)
Basic net earnings per common share	$2.18	$8.19	$1.56
Diluted net earnings per common share
Diluted earnings per common share from continuing operations	$2.17	$6.68	$2.56
Diluted earnings (loss) per common share from discontinued operations	$0.01	$1.49	$(1.00)
Diluted net earnings per common share	$2.18	$8.17	$1.56

Weighted-average common shares outstanding (millions)
Basic	42.0	41.9	41.7
Diluted	42.1	42.0	41.9

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$102.1	$353.7	$75.6
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $36.9	68.1	—	—
Foreign currency translation loss	(0.1)	(0.4)	(0.1)
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $3.6, ($3.4), ($25.0)	6.6	(6.6)	(45.4)
Amortization of prior service benefits included in net income, net of tax of ($5.2), ($5.5), ($5.4)	(9.4)	(9.8)	(9.8)
Amortization of net actuarial loss included in net income, net of tax of $8.5, $10.8, $8.0	15.5	19.5	14.7
Reclassification adjustment for curtailment loss included in net income, net of tax of $0.1	—	0.2	—
Total other comprehensive income (loss), net of tax	80.7	2.9	(40.6)
Total comprehensive income	$182.8	$356.6	$35.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2013	3.1	$129.4	41.7	$0.4	$2,592.3	$(3,263.5)	$(133.3)	(0.1)	$(2.0)	$(676.7)
Net income	—	—	—	—	—	75.6	—	—	—	75.6
Other comprehensive loss	—	—	—	—	—	—	(40.6)	—	—	(40.6)
Shares issued under employee plans	—	—	0.2	—	1.4	—	—	—	—	1.4
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	—	0.9	(1.1)
Stock-based compensation	—	—	—	—	3.3	—	—	—	—	3.3
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2014	3.1	129.4	41.9	0.4	2,584.6	(3,187.9)	(173.9)	(0.1)	(1.1)	(648.5)
Net income	—	—	—	—	—	353.7	—	—	—	353.7
Other comprehensive income	—	—	—	—	—	—	2.9	—	—	2.9
Shares issued under employee plans	—	—	0.1	—	0.1	—	—	—	—	0.1
Shares purchased under employee plans and other	—	—	—	—	(0.7)	—	—	—	0.6	(0.1)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2015	3.1	129.4	42.0	0.4	2,577.7	(2,834.2)	(171.0)	(0.1)	(0.5)	(298.2)
Net income	—	—	—	—	—	102.1	—	—	—	102.1
Other comprehensive income	—	—	—	—	—	—	80.7	—	—	80.7
Shares issued under employee plans	—	—	0.3	—	3.6	—	—	—	—	3.6
Shares purchased under employee plans and other	—	—	—	—	(0.3)	—	—	0.1	0.5	0.2
Stock-based compensation	—	—	—	—	5.1	—	—	—	—	5.1
Repurchase and retirement of shares	—	—	(0.2)	—	(4.8)	—	—	—	—	(4.8)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2016	3.1	$129.4	42.1	$0.4	$2,570.9	$(2,732.1)	$(90.3)	—	$—	$(121.7)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$102.1	$353.7	$75.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.2	170.2	231.0
Loss on extinguishment of debt	19.0	20.9	19.6
Gain on sale of CyrusOne investment	(157.0)	(449.2)	(192.8)
Impairment of assets	—	—	12.1
Provision for loss on receivables	9.4	8.5	10.4
Noncash portion of interest expense	3.3	4.6	6.2
Deferred income tax expense, including valuation allowance change	59.4	184.5	47.4
Pension and other postretirement payments in excess of expense	(8.3)	(11.5)	(25.7)
Deferred gain on sale of wireless spectrum licenses - discontinued operations	—	(112.6)	—
Amortization of deferred gain - discontinued operations	—	(6.5)	(22.9)
Stock-based compensation	5.1	4.1	3.3
Gain on transfer of lease obligations - discontinued operations	—	(15.9)	—
Other, net	(3.7)	3.1	10.5
Changes in operating assets and liabilities:
Increase in receivables	(18.3)	(1.9)	(23.7)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(6.2)	3.6	(7.2)
(Decrease) increase in accounts payable	(13.1)	(17.0)	38.7
Decrease in accrued and other current liabilities	(3.0)	(30.6)	(0.8)
(Increase) decrease in other noncurrent assets	(1.3)	1.5	0.7
Increase (decrease) in other noncurrent liabilities	3.6	1.4	(7.2)
Net cash provided by operating activities	173.2	110.9	175.2
Cash flows from investing activities
Capital expenditures	(286.4)	(283.6)	(182.3)
Proceeds from sale of Investment in CyrusOne	189.7	643.9	355.9
Dividends received from Investment in CyrusOne (equity method investment)	2.1	22.2	28.4
Proceeds from sale of wireless spectrum licenses - discontinued operations	—	—	194.4
Other, net	(0.9)	0.7	(3.8)
Net cash (used in) provided by investing activities	(95.5)	383.2	392.6
Cash flows from financing activities
Proceeds from issuance of long-term debt	635.0	—	—
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	71.9	(1.6)	(127.0)
Repayment of debt	(759.3)	(531.7)	(376.5)
Debt issuance costs	(11.1)	(0.4)	(0.9)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Common stock repurchase	(4.8)	—	—
Other, net	3.3	(0.5)	0.3
Net cash used in financing activities	(75.4)	(544.6)	(514.5)
Net increase (decrease) in cash and cash equivalents	2.3	(50.5)	53.3
Cash and cash equivalents at beginning of year	7.4	57.9	4.6
Cash and cash equivalents at end of year	$9.7	$7.4	$57.9
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2016, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The company has 3,400 employees as of December 31, 2016, and approximately 30% of its employees are covered by a collective bargaining agreement with Communications Workers of America (“CWA”) that will be in effect through May 12, 2018.
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
The closing of our wireless operations represents a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. Accordingly, the Company recast 2015 and 2014 results with the exception of the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareowners' Deficit and Consolidated Statements of Cash Flows. See Note 16 for all required disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

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
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, General Electric Company ("GE"), that makes up 21% and 22% of the outstanding accounts receivable balance at December 31, 2016 and 2015, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2016 and 2015, unbilled receivables totaled $14.5 million and $14.0 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life. The majority of the Entertainment and Communications network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.
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

Investment in CyrusOne — On January 24, 2013, we completed the initial public offering ("IPO") of CyrusOne Inc. ("CyrusOne"), which owns and operates our former Data Center Colocation business. CyrusOne conducts its data center business through CyrusOne LP, an operating partnership. Effective with the IPO, we retained ownership of approximately 1.9 million shares, or 8.6%, of CyrusOne's common stock and were a limited partner in CyrusOne LP, owning approximately 42.6 million, or 66%, of its partnership units. We effectively owned 69% of CyrusOne and continued to have significant influence over the entity, but we did not control its operations. Therefore, effective January 24, 2013, we no longer included the accounts of CyrusOne in our consolidated financial statements, but accounted for our ownership in CyrusOne as an equity method investment. From the date of IPO, we recognized our proportionate share of CyrusOne's net income or loss as non-operating income or expense in our Consolidated Statement of Operations through December 31, 2015. For the period January 1, 2013 through January 23, 2013, we consolidated CyrusOne's operating results.
On December 31, 2015, we exchanged our remaining 6.3 million operating partnership units in CyrusOne LP for an equal number of newly issued shares of common stock of CyrusOne Inc. As a result, our 9.5% ownership in CyrusOne, which consisted of 6.9 million common shares, no longer constituted significant influence over the entity. Effective January 1, 2016, our investment in CyrusOne was no longer accounted for using the equity method. Dividends declared by CyrusOne in 2016 totaled $6.4 million and were included in "Other (income) expense, net" in the Consolidated Statement of Operations. As of December 31, 2016, we held 2.8 million shares of CyrusOne Inc. common stock valued at $128.0 million which are accounted for as available-for-sale securities.
As of December 31, 2016, "Investment in CyrusOne" on the Consolidated Balance Sheets has been recorded at fair value, which was determined based on closing market price of CyrusOne at December 31, 2016. This investment is classified as Level 1 in the fair value hierarchy. Unrealized gains and losses on our investment in CyrusOne are included in "Accumulated other comprehensive loss", net of taxes on the Consolidated Balance Sheets. At December 31, 2016, gross unrealized gains totaled $105.0 million. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the financial condition of the issuer, severity and duration of the fair value decline and evaluation of factors that could cause the investment to have an other-than-temporary decline in fair value. During the year ended December 31, 2016 the Company did not recognize any impairment charges related to Investment in CyrusOne.
Equity Method Investments — During 2014, we invested a total of $5.5 million in other entities, which are accounted for as equity method investments and the carrying value has been recorded within “Other noncurrent assets” in the Consolidated Balance Sheets. The Company's proportionate share of the investments’ net loss had a minimal impact on our Consolidated Statement of Operations in 2014, 2015 and 2016. Equity method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired.
Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $3.4 million and $3.0 million as of December 31, 2016 and 2015, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
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

The Company has sales with one customer, GE, that contributed 12% to total revenue in each of 2016 and 2015, and 14% in 2014. Revenue derived from foreign operations is less than 1% of consolidated revenue.
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
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $9.5 million, $8.3 million, and $7.2 million in 2016, 2015, and 2014, respectively.
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
Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2016, 2015, and 2014 were $16.3 million, $15.5 million, and $15.2 million, respectively. The amounts expensed for 2016, 2015, and 2014 were $17.5 million, $17.9 million, and $16.4 million, respectively. We record all other federal taxes collected from customers on a net basis.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
Foreign Currency Translation and Transactions — The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive income. Gains and losses arising from foreign currency transactions are recorded in other income (expense) in the period incurred.

Form 10-K Part II	Cincinnati Bell Inc.

2.    Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, ASU 2015-14 was issued deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with an optional early application date for annual reporting periods beginning after December 15, 2016. The Company will adopt the standard and all subsequent amendments in the first quarter of the fiscal year ending December 31, 2018.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt using the full retrospective method is dependent on the successful and timely implementation of a revenue software application that has been procured from a third-party provider and the completion of our analysis of information necessary to restate prior period financial statements.

While we are continuing to assess all potential impacts of the standard, we currently believe the standard will not have a material impact on our consolidated financial statements with the possible exception of our gross treatment of hardware revenue. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations and was not intended to change the historical presentation of value added resellers as gross, however there appears to be diversity in opinion based on facts and circumstances. We will continue to monitor discussions by the Transition Resource Group and the FASB throughout 2017.

The FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern in August 2014.  This standard update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for us for the fiscal year ending December 31, 2016.  The adoption of this pronouncement did not have a material impact on our financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in the financial statements.  Specifically, this amendment requires that costs associated with the issuance of debt be presented on the balance sheet as a direct deduction from the related debt liability. The Company retrospectively adopted the amended standard effective January 1, 2016. The adoption resulted in a prior period adjustment due to a change in accounting principle. The Consolidated Balance Sheet for the period ending December 31, 2015 has been restated to reflect this change in accounting principle. Note issuance costs of $8.0 million were reclassed from “Other noncurrent assets” to “Long-term debt, less current portion.” On the effective date of ASU 2015-03, the Company made a one-time policy election to record costs incurred in connection with obtaining revolving credit agreements as an asset and to amortize these costs ratably over the term of the agreement. This accounting treatment is consistent with how deferred financing costs were accounted for prior to adoption of ASU 2015-03. Note 6 has been updated to reflect the adjustment.
The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments in January 2016. The amended guidance requires entities to carry all investments in equity securities at fair value through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, and lessees and lessors are required to use a modified retrospective transition method for existing leases. The Company is in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning January 1, 2017.
The primary impact of adoption will be the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital starting in the first quarter of fiscal year 2017.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements will have no impact to retained earnings at January 1, 2017, where the cumulative effect of these changes are required to be recorded. We have elected to adopt a company-wide policy change due to the change in accounting principle and will record forfeitures as they are incurred on a go forward basis. As a result of the change in accounting principle the cumulative-effect adjustment to retained earnings to account for the accounting policy election is immaterial to the financial statements.

We plan to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which is not expected to have a material impact to 2016 net cash provided by operations and 2016 net cash used in financing when presented in 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated statement of cash flows and plans to adopt the standard effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the amended guidance, the Company shall now recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to early adopt the amended guidance effective January 1, 2017 and does not anticipate a significant impact to the financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Form 10-K Part I	Cincinnati Bell Inc.

3.	Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS after consideration of the 1-for-5 reverse stock split that became effective 11:59 p.m. October 4, 2016:

	Year Ended December 31, 2016
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$101.8	$0.3	$102.1
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$91.4	$0.3	$91.7
Denominator:
Weighted-average common shares outstanding - basic	42.0	42.0	42.0
Stock-based compensation arrangements	0.1	0.1	0.1
Weighted-average common shares outstanding - diluted	42.1	42.1	42.1
Basic and diluted earnings per common share	$2.17	$0.01	$2.18

	Year Ended December 31, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$290.8	$62.9	$353.7
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$280.4	$62.9	$343.3
Denominator:
Weighted-average common shares outstanding - basic	41.9	41.9	41.9
Stock-based compensation arrangements	0.1	0.1	0.1
Weighted-average common shares outstanding - diluted	42.0	42.0	42.0
Basic earnings per common share	$6.69	$1.50	$8.19
Diluted earnings per common share	$6.68	$1.49	$8.17

Form 10-K Part I	Cincinnati Bell Inc.

	Year Ended December 31, 2014
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$117.7	$(42.1)	$75.6
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$107.3	$(42.1)	$65.2
Denominator:
Weighted-average common shares outstanding - basic	41.7	41.7	41.7
Stock-based compensation arrangements	0.2	0.2	0.2
Weighted-average common shares outstanding - diluted	41.9	41.9	41.9
Basic earnings per common share	$2.57	$(1.01)	$1.56
Diluted earnings per common share	$2.56	$(1.00)	$1.56
For the years ended December 31, 2016, 2015 and 2014, awards under the Company’s stock-based compensation plans for common shares of 0.4 million, 0.7 million and 0.7 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

4.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2016	2015
Land and rights-of-way	$4.3	$4.3	20	-	Indefinite
Buildings and leasehold improvements	173.7	165.0	3	-	40
Network equipment	3,165.7	2,959.3	2	-	50
Office software, furniture, fixtures and vehicles	150.6	131.4	2	-	14
Construction in process	17.0	29.2	n/a
Gross value	3,511.3	3,289.2
Accumulated depreciation	(2,425.8)	(2,313.7)
Property, plant and equipment, net	$1,085.5	$975.5
Depreciation expense on property, plant and equipment totaled $182.0 million, $141.3 million, and $127.2 million in 2016, 2015, and 2014, respectively. In 2016, approximately 85%, compared to approximately 79% in 2015 and 81% in 2014, of "Depreciation," as presented in the Consolidated Statements of Operations, was associated with the cost of providing services. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years. In 2016, we reduced the estimated useful life of certain set-top boxes and the related software as we upgraded to new technology. In the fourth quarter of 2015, we reduced the useful life of our copper assets from 15 years to 7 years as customers have continued to migrate to services provided by our fiber network.

No asset impairment losses were recognized in 2016 or 2015. During the year ended December 31, 2014, the Entertainment and Communications segment recognized an asset impairment loss of $4.6 million for the abandonment of an internal use software project.
As of December 31, 2016 and 2015, buildings and leasehold improvements, network equipment, and office software, furniture, fixtures and vehicles include $96.8 million and $91.2 million, respectively, of assets accounted for as capital leases. Concurrent with the shut-down of our wireless network as of March 31, 2015, $57.7 million of fully depreciated capital lease assets were transferred to continuing operations as these assets were retained by the Company. These leases were previously reported in discontinued operations as they were still being utilized in our wireless operations. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

5.    Goodwill and Intangible Assets
Goodwill
At December 31, 2016 and 2015, the gross value of goodwill was $14.3 million. A $0.1 million reduction in carrying value was recorded for the year ended December 31, 2015. No impairment losses were recognized in goodwill for the years ended December 31, 2016 or 2015.
Intangible Assets Subject to Amortization
As of December 31, 2016 and 2015, intangible assets subject to amortization consisted of customer relationships. For the years ended December 31, 2016, 2015, and 2014, no impairment losses were recognized on intangible assets subject to amortization.
Summarized below are the carrying values for the intangible assets subject to amortization:

Weighted-
	Average	December 31, 2016		December 31, 2015
	Life in	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Years	Amount	Amortization	Amount	Amortization
Customer relationships - Entertainment and Communications	10	$7.0	$7.0	$7.0	$6.8
Amortization expense for intangible assets subject to amortization was $0.2 million in 2016, $0.3 million in 2015, and $0.4 million in 2014.

Form 10-K Part II	Cincinnati Bell Inc.

6.	Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2016	2015
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan	$—	$5.4
Capital lease obligations and other debt	7.5	8.4
Current portion of long-term debt	7.5	13.8
Long-term debt, less current portion:
Receivables Facility	89.5	17.6
Corporate Credit Agreement - Tranche B Term Loan	315.8	522.5
8 3/8% Senior Notes due 2020	—	478.5
7 1/4% Senior Notes due 2023	22.3	26.3
7% Senior Notes due 2024	625.0	—
Various Cincinnati Bell Telephone notes	87.9	128.7
Capital lease obligations and other debt	62.0	59.9
	1,202.5	1,233.5
Net unamortized premium (discount)	8.5	(1.7)
Unamortized note issuance costs	(11.9)	(8.0)
Long-term debt, less current portion	1,199.1	1,223.8
Total debt	$1,206.6	$1,237.6
Corporate Credit Agreement
Revolving Credit Facility
In the fourth quarter of 2012, the Company entered into a new credit agreement ("Corporate Credit Agreement") which provided for a $200.0 million revolving credit facility, with a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. Effective with the sale of 16.0 million partnership units of CyrusOne, LP in the second quarter of 2014, the amount available under the Corporate Credit Agreement's revolving credit facility was reduced to $150.0 million. However, the Company entered into an Incremental Assumption Agreement to the Company's existing Corporate Credit Agreement in the second quarter of 2015, and effective with the sale of 14.3 million CyrusOne LP operating partnership units in the second quarter of 2015, the aggregate available borrowings on the Corporate Credit Agreement's revolving credit facility was adjusted to $175.0 million. In the second quarter of 2016, the Company amended the Corporate Credit Agreement to reduce the aggregate revolving commitments available under the revolving credit facility to $150.0 million, modify certain financial covenants and related definitions governing leverage ratios and capital expenditures, and extend the maturity date of the revolving credit facility to January 2020. As a result of the amendment, the Company recorded a $1.7 million loss on extinguishment of debt in the second quarter of 2016. Borrowings under the Corporate Credit Agreement's revolving credit facility will be used to provide ongoing working capital and for other general corporate purposes of the Company. Availability under the Corporate Credit Agreement's revolving credit facility is subject to customary borrowing conditions.
Borrowings under the Corporate Credit Agreement's revolving credit facility bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for advances under the revolving facility is based on certain financial ratios and ranges between 3.00% and 3.50% for LIBOR rate advances and 2.00% and 2.50% for base rate advances. As of December 31, 2016, the applicable margin was 3.50% for LIBOR rate advances and 2.50% for base rate advances. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%. At December 31, 2016, there were no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility.
Amendment for Tranche B Term Loan Facility
In the third quarter of 2013, the Company amended and restated its Corporate Credit Agreement to include a $540.0 million Tranche B Term Loan facility ("Tranche B Term Loan") that matures in the third quarter of 2020.

Form 10-K Part II	Cincinnati Bell Inc.

The Company received $529.8 million in net proceeds from the Tranche B Term Loan after deducting the original issue discount, fees and expenses. These proceeds were used to redeem all of the Company's $500.0 million 8 1/4% Senior Notes due 2017 ("8 1/4% Senior Notes") in the fourth quarter of 2013 at a redemption price of 104.125%, including payment of accrued interest thereon totaling $20.6 million.

The Tranche B Term Loan was issued with 0.75% of original issue discount. Loans under the Tranche B Term Loan bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%. At December 31, 2016, the interest rate on the outstanding Tranche B Term Loan was 4.00%.

In the fourth quarter of 2016, the Company repaid $208.0 million of its outstanding Tranche B Term Loan which resulted in a loss on debt extinguishment of $2.2 million.

In accordance with the terms of the amended Corporate Credit Agreement, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15.0 million, with certain permitted exceptions, given that its Consolidated Total Leverage Ratio, as defined by the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of December 31, 2016.  The Company may make restricted payments of $45.0 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00.  There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends up to 15% of CyrusOne sale proceeds, subject to a $35.0 million annual cap with carryovers subject to the terms and conditions set forth therein.

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

Guarantors and Security Interests, Corporate Credit Agreement (Including Tranche B Term Loan)
All existing and future subsidiaries of the Company (other than Cincinnati Bell Telephone Company LLC, Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), Cincinnati Bell Shared Services LLC, Cincinnati Bell Extended Territories LLC, and the Company's joint ventures, subsidiaries prohibited by applicable law from becoming guarantors and foreign subsidiaries) are required to guarantee borrowings under the Corporate Credit Agreement. Debt outstanding under the Corporate Credit Agreement is secured by perfected first priority pledges of and security interests in (i) substantially all of the equity interests of the Company's U.S. subsidiaries (other than subsidiaries of non-guarantors of the Corporate Credit Agreement) and 66% of the equity interests in the first-tier foreign subsidiaries held by the Company and the guarantors under the Corporate Credit Agreement, (ii) certain personal property and intellectual property of the Company and its subsidiaries (other than that of non-guarantors of the Corporate Credit Agreement and certain other excluded property) and (iii) the Company's equity interests in CyrusOne and CyrusOne LP, both of which, together with their respective subsidiaries, are treated as non-subsidiaries of the Company and are not guarantors for purposes of the Corporate Credit Agreement.
Borrowings and Commitment Fees, Corporate Credit Agreement
As of December 31, 2016, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available. As of December 31, 2015, the Company had no outstanding borrowings under the Corporate Credit Agreement's revolving credit facility, leaving $175.0 million available.
The Company pays commitment fees for the unused amount of borrowings on the Corporate Credit Agreement and letter of credit fees on outstanding letters of credit. The commitment fees are calculated based on the total leverage ratio and range between 0.250% and 0.500% of the actual daily amount by which the aggregate revolving commitments exceed the sum of outstanding revolving loans and letter of credit obligations. These fees were $0.8 million in 2016 and $0.9 million in 2015 and 2014.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $120.0 million as of December 31, 2016. CBT, CBET, CBAD, Cincinnati Bell Any Distance of Virginia LLC, CBTS, and eVolve all participate in this facility. Cincinnati Bell Wireless ("CBW") also participated in the facility until it was withdrawn from the agreement during the second quarter of 2015. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2016, the available borrowing capacity was $120.0 million.
The transferors sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC ("CBF"), a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 2017, and extend the facility's termination date to May 2019. During the second quarter of 2015, the Company amended the Receivables Facility to allow CBW to withdraw as a party from the agreement and to be relieved of all of its rights and obligations thereunder. CBW was required to purchase certain receivables that it previously sold to Cincinnati Bell Funding LLC, amounting to $1.7 million.
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
Of the total borrowing capacity of $120.0 million at December 31, 2016, $89.5 million consisted of outstanding borrowings and $6.3 million consisted of outstanding letters of credit. Interest on the Receivables Facility is based on the LIBOR rate plus 1.1%. The average interest rate on the Receivables Facility was 1.3% in 2016. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the unused portion of the total facility. These fees were $0.8 million in 2016, 2015 and 2014.
7 1/4% Notes due 2023
In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The 7 1/4% Notes rank ratably to the 7% senior notes due 2024 and senior to the CBT Notes. The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Corporate Credit Agreement have resulted in the debt outstanding under the 7 1/4% Notes being secured equally and ratably with the obligations secured under the Corporate Credit Agreement. Interest on the
7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments that exceeds $20.0 million, in the aggregate.
During 2015, the Company redeemed $13.7 million of its outstanding 7 1/4% Notes at an average redemption price of 99.853% which resulted in a loss on extinguishment of debt of $0.1 million. The Company also repaid $4.0 million of its 7 1/4% Notes at a redemption price of 100.750% which resulted in a $0.1 million loss on extinguishment of debt during 2016.

Form 10-K Part II	Cincinnati Bell Inc.

7% Senior Notes due 2024
In the third quarter of 2016, the Company issued in a private offering $425.0 million aggregate principal amount of 7% senior notes due 2024 ("7% Senior Notes") at par. The Company issued an additional $200.0 million aggregate principal amount of 7% Senior Notes at a price of 105.000% in the fourth quarter of 2016. The 7% Senior Notes are senior unsecured obligations of the Company, which rank equally in right of payment with all existing and future unsecured senior debt of the Company. The 7% Senior Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness. The 7% Senior Notes are guaranteed on a joint and several basis by certain of the Company’s existing and future domestic subsidiaries. Each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness. The 7% Senior Notes are structurally subordinated to all liabilities (including trade payables) of each subsidiary of the Company that does not guarantee the 7% Senior Notes.
The 7% Senior Notes bear interest at a rate of 7% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017, to persons who are registered holders of the 7% Senior Notes on the immediately preceding January 1 and July 1, respectively.
The 7% Senior Notes will mature on July 15, 2024. However, prior to September 15, 2019, the Company may, at its option, redeem some or all of the 7% Senior Notes at a redemption price equal to 100% of the principal amount of the 7% Senior Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after September 15, 2019, the Company may, at its option, redeem some or all of the 7% Senior Notes at any time at declining redemption prices equal to (i) 105.250% beginning on September 15, 2019, (ii) 103.500% beginning on September 15, 2020, (iii) 101.750% beginning on September 15, 2021 and (iv) 100.000% beginning on September 15, 2022 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before September 15, 2019, and subject to certain conditions, the Company may, at its option, redeem up to 40% of the aggregate principal amount of 7% Senior Notes with the net proceeds of certain equity offerings at 107.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 60% of the aggregate principal amount of 7% Senior Notes remains outstanding and (ii) the redemption occurs within 180 days of the closing of any such equity offering.
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
During 2015, the Company redeemed $5.8 million of its outstanding CBT Notes at an average redemption price of 90.840% which resulted in a gain on extinguishment of debt of $0.5 million. During 2016, the Company redeemed $40.8 million of its CBT Notes at an average redemption price of 92.232% which resulted in a gain on extinguishment of debt of $2.8 million.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Lease Obligations
Capital lease obligations represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.
Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2016, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2017	$0.2	$7.3	$7.5
2018	—	6.4	6.4
2019	89.5	6.3	95.8
2020	315.8	4.4	320.2
2021	—	3.5	3.5
Thereafter	735.2	41.4	776.6
	1,140.7	69.3	1,210.0
Net unamortized premium	8.5	—	8.5
Unamortized note issuance costs	(11.9)	—	(11.9)
Total debt	$1,137.3	$69.3	$1,206.6
Total capital lease payments including interest are expected to be $11.8 million for 2017, $10.5 million for 2018, $10.0 million for 2019, $7.9 million for 2020, $6.7 million for 2021 and $55.7 million thereafter.
As of March 31, 2015, $54.5 million of capital lease obligations were retained by the Company in conjunction with discontinuing wireless operations.
Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. The Company incurred deferred financing costs of $9.7 million in 2016 related to the issuance of the 7% Senior Notes. In 2016 and 2015, deferred financing costs incurred for amending and renewing revolving credit agreements were $2.0 million and $0.4 million, respectively. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $5.9 million, $3.7 million and $3.4 million in 2016, 2015 and 2014, respectively.
The Company retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. At the time of adoption the Company made a one-time policy election to record costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2016 and 2015, deferred financing costs recorded to "Other non-current assets" totaled $2.1 million and $3.2 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $3.0 million in 2016, $4.1 million in 2015, and $5.1 million in 2014.
Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios and comply with annual limitations on capital expenditures. As of December 31, 2016, these ratios and limitations include a maximum consolidated total leverage ratio of 5.50, a maximum consolidated senior secured leverage ratio of 3.50, a minimum consolidated interest coverage ratio of 1.50 and a 2016 maximum capital expenditure limitation of $301.4 million. Capital expenditures are permitted subject to predetermined annual thresholds which are not to exceed $498.6 million in the aggregate over the next three years. In 2016, capital expenditures for the Company totaled $286.4 million. In addition, the Corporate Credit Agreement contains customary affirmative and negative covenants including, but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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
Indentures
The Company’s debt is governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company.
One of the financial covenants permits the issuance of additional Indebtedness up to a 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio (as defined by the individual indenture). Once this ratio exceeds 5:00 to 1:00, the Company is not in default; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $750.0 million of total Corporate Credit Agreement debt. Also, the Company’s ability to make Restricted Payments (as defined by the individual indenture) would be limited, including common stock dividend payments or repurchasing outstanding Company shares. If the Company is under the 5:00 to 1:00 ratio on a pro forma basis, the Company may access its restricted payments basket, which provides the ability to repurchase shares or pay dividends. In addition, the Company may designate one or more of its subsidiaries as Unrestricted (as defined in the various indentures) such that any Unrestricted Subsidiary (as defined in the various indentures) would generally not be subject to the restrictions of these various indentures. However, certain provisions which govern the Company's relationship with Unrestricted Subsidiaries would begin to apply.
Extinguished Notes
During 2014, the Company redeemed $22.7 million of its outstanding 8 3/8% Senior Notes due 2020 ("8 3/8% Senior Notes") at par which resulted in a $0.2 million loss on extinguishment of debt associated with discontinued operations. During 2015, the Company purchased $182.7 million of its outstanding 8 3/8% Senior Notes at an average redemption price of 105.543% which resulted in recording a loss on extinguishment of debt of $10.9 million. During 2016, the Company repaid the remaining $478.5 million outstanding on the 8 3/8% Senior Notes at an average price of 103.328%, resulting in a $17.8 million loss on extinguishment of debt.
In 2014, the Company redeemed $325.0 million of its 8 ¾% Senior Subordinated Notes due 2018 at a redemption price of 104.375%. As a result of the redemption, the Company recorded a debt extinguishment loss of $19.4 million. Additionally, in 2015, the Company redeemed the remaining $300.0 million of outstanding 8 ¾% Senior Subordinated Notes due 2018 at a redemption rate of 102.188%. As a result, the Company recorded a loss on extinguishment of debt of $10.4 million.

Form 10-K Part II	Cincinnati Bell Inc.

7.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $9.6 million, $10.1 million and $7.4 million in 2016, 2015 and 2014, respectively. In 2015, our retail stores, which were previously used to support our wireless operations, were re-branded to support the growth of our Fioptics suite of products. Rent expense associated with our retail locations totaled $0.6 million and $0.8 million in 2016 and 2015, respectively. Certain facility leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2016, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2017	$4.1
2018	2.9
2019	2.6
2020	2.3
2021	2.2
Thereafter	19.8
Total	$33.9
Asset Retirement Obligations
Asset retirement obligations exist for certain other assets. As of March 31, 2015, certain asset retirement obligations related to our wireless towers were reclassified to continuing operations as the obligations relate to tower leases retained by the Company. The following table presents the activity for the Company’s asset retirement obligations, which are included in "Other noncurrent liabilities" in the Consolidated Balance Sheets:

	December 31,
(dollars in millions)	2016	2015
Balance, beginning of period	$4.8	$1.6
Asset retirement obligations reclassified from discontinued operations	—	10.9
Liabilities settled	(2.0)	(5.0)
Revision to estimated cash flow	(1.1)	(2.9)
Accretion expense	0.1	0.2
Balance, end of period	$1.8	$4.8
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2016. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2016 or 2015.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2016 and 2015, the minimum commitments for these arrangements were approximately $191 million and $166 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2016, cannot be reasonably determined.

Form 10-K Part II	Cincinnati Bell Inc.

8.	Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2016 and 2015, except for the Company's long-term debt.
The carrying value and fair value of the Company’s long-term debt is as follows:

	December 31, 2016		December 31, 2015
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	1,149.2	1,177.9	1,178.0	1,155.6
*Excludes capital leases and note issuance costs.
The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2016 and 2015, which is considered Level 2 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In 2016 and 2015, no assets were remeasured at fair value. During 2014, the following assets were remeasured at fair value in connection with impairment tests:

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

Form 10-K Part II	Cincinnati Bell Inc.

9.	Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $8.4 million, $7.0 million, and $6.4 million in 2016, 2015, and 2014, respectively.
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
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 13% in 2016, 12% in 2015, and 8% in 2014 of these costs were capitalized to property, plant and equipment related to network construction in the Entertainment and Communications segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2016	2015	2014	2016	2015	2014
Service cost	$—	$0.3	$1.0	$0.3	$0.3	$0.3
Interest cost on projected benefit obligation	19.3	19.0	21.0	3.3	3.3	4.0
Expected return on plan assets	(27.3)	(29.2)	(28.1)	—	—	—
Amortization of:
Prior service cost (benefit)	0.1	0.1	0.2	(14.7)	(15.4)	(15.4)
Actuarial loss	19.1	24.9	17.3	4.9	5.4	5.4
Curtailment loss	—	0.3	—	—	—	—
Pension/postretirement cost (benefit)	$11.2	$15.4	$11.4	$(6.2)	$(6.4)	$(5.7)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits				Postretirement and Other Benefits
	2016	2015		2014	2016	2015	2014
Discount rate	3.80%	3.40%	*	4.20%	3.70%	3.40%	4.10%
Expected long-term rate of return	7.50%	7.75%		7.75%	—	—	—
Future compensation growth rate	—	—		—	—	—	—
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1,	$530.5	$577.3	$93.1	$109.0
Service cost	—	0.3	0.3	0.3
Interest cost	19.3	19.0	3.3	3.3
Actuarial gain	(2.7)	(18.8)	(4.7)	(10.9)
Benefits paid	(41.5)	(47.3)	(13.1)	(12.7)
Retiree drug subsidy received	—	—	0.6	0.2
Other	—	—	3.1	3.9
Benefit obligation at December 31,	$505.6	$530.5	$82.6	$93.1

Change in plan assets:
Fair value of plan assets at January 1,	$378.1	$424.3	$10.3	$11.0
Actual return (loss) on plan assets	30.3	(10.5)	0.3	0.1
Employer contributions	5.4	11.6	10.6	11.7
Retiree drug subsidy received	—	—	0.6	0.2
Benefits paid	(41.5)	(47.3)	(13.1)	(12.7)
Fair value of plan assets at December 31,	372.3	378.1	8.7	10.3
Unfunded status	$(133.3)	$(152.4)	$(73.9)	$(82.8)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Discount rate	4.00%	3.80%	4.00%	3.70%
Expected long-term rate of return	7.50%	7.75%	—	—
Future compensation growth rate	—	—	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2016	2015
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2021	2020
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2016	$0.2	$(0.1)
Postretirement benefit obligation at December 31, 2016	3.2	(2.9)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2016	2015	2016	2015
Accrued payroll and benefits (current liability)	$2.1	$2.1	$9.4	$10.1
Pension and postretirement benefit obligations (noncurrent liability)	131.2	150.3	64.5	72.7
Total	$133.3	$152.4	$73.9	$82.8
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2016	2015	2016	2015
Prior service (cost) benefit, net of tax of ($0.1), ($0.1), $10.6, $15.8	$(0.1)	$(0.2)	$19.1	$28.6
Actuarial loss, net of tax of ($81.6), ($90.4), ($19.7), ($23.0)	(141.8)	(157.8)	(34.8)	(40.9)
Total	$(141.9)	$(158.0)	$(15.7)	$(12.3)

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2016	2015	2016	2015
Prior service cost recognized:
Reclassification adjustments	$0.1	$0.4	$(14.7)	$(15.4)
Actuarial (loss) gain recognized:
Reclassification adjustments	19.1	24.9	4.9	5.4
Actuarial gain (loss) arising during the period	5.7	(20.9)	4.5	10.9
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2017 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service benefit	$—	$(4.5)
Actuarial loss	16.5	4.3
Total	$16.5	$(0.2)
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 65% equity securities and 35% investment grade fixed income securities. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 60% of the equity securities held by the pension plans at December 31, 2016 as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension plan assets at December 31, 2016 and 2015 by asset category are as follows:

(dollars in millions)	December 31, 2016	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$142.7	$142.7	$—	$—
International equity index funds	95.6	95.6	—	—
Fixed income bond funds	123.9	123.9	—	—
Fixed income short-term money market funds	10.1	10.1	—	—
Group insurance contract	8.7	—	—	—
Total	$381.0	$372.3	$—	$—

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2015	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$147.8	$147.8	$—	$—
International equity index funds	97.0	97.0	—	—
Fixed income bond funds	133.3	133.3	—	—
Group insurance contract	10.3	—	—	—
Total	$388.4	$378.1	$—	$—
The fair values of Level 1 investments are based on quoted prices in active markets.
The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.
Contributions to our qualified pension plans were $3.1 million in 2016, $10.3 million in 2015, and $19.7 million in 2014. Contributions to our non-qualified pension plan were $2.3 million in 2016, $2.2 million in 2015 and $2.3 million in 2014.
Based on current assumptions, contributions to qualified and non-qualified pension plans in 2017 are expected to be approximately $2 million each. Management expects to make cash payments of approximately $9 million related to its postretirement health plans in 2017.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2017	$42.1	$9.9	$(0.5)
2018	41.8	9.2	(0.5)
2019	40.2	7.8	(0.4)
2020	39.8	7.0	(0.4)
2021	38.1	6.7	(0.4)
Years 2022 - 2026	169.5	28.1	(1.4)

Form 10-K Part II	Cincinnati Bell Inc.

10.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2016 and 2015, common shares outstanding were 42,056,237 and 41,975,390, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares. In 2016, the Company repurchased and retired approximately 0.2 million shares of its common stock for $4.8 million at an average price of $19.67 per share. In 2015 and 2014, no shares were repurchased or retired under this plan. As of December 31, 2016, the Company had the authority to repurchase $124.4 million of its common stock.
The Company previously had a deferred compensation plan for certain executives of the Company.  The executive deferred compensation plan was terminated in the fourth quarter of 2015.  At December 31, 2015, treasury shares of common stock held under the plan were nominal, with a total cost of $0.5 million. In the fourth quarter of 2016, all amounts due under the plan were distributed to plan participants.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 5.7676 shares of the Company common stock per one share of 6 3/4% cumulative convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in 2016, 2015, and 2014.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, unrealized gains on Investment in CyrusOne and foreign currency translation losses.

Form 10-K Part II	Cincinnati Bell Inc.

For the years ended December 31, 2016 and 2015, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Foreign Currency Translation Loss	Total
Balance as of December 31, 2014	$(173.6)		$—		$(0.3)	$(173.9)
Remeasurement of benefit obligations	(6.6)		—		—	(6.6)
Reclassifications, net	9.9	(a)	—		(0.4)	9.5
Balance as of December 31, 2015	(170.3)		—		(0.7)	(171.0)
Remeasurement of benefit obligations	6.6		—		—	6.6
Reclassifications, net	6.1	(a)	—		(0.1)	6.0
Unrealized gain on Investment in CyrusOne	—		68.1	(b)	—	68.1
Balance as of December 31, 2016	$(157.6)		$68.1		$(0.8)	$(90.3)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs (see Note 9 for additional details). The components of net period pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Consolidated Statements of Operations.
(b) The unrealized gain on the investment in CyrusOne was recorded in 2016 as the investment is no longer accounted for using the equity-method and is recorded as an available-for-sale security on the Consolidated Balance Sheets at fair value.

Form 10-K Part II	Cincinnati Bell Inc.

11.     Income Taxes

Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Current:
Federal	$(14.0)	$9.2	$9.3
State and local	0.5	1.7	1.9
Total current	(13.5)	10.9	11.2
Investment tax credits	(0.1)	(0.2)	(0.2)
Deferred:
Federal	72.6	149.4	69.6
State and local	5.7	5.2	1.9
Total deferred	78.3	154.6	71.5
Valuation allowance	(3.6)	(5.5)	(1.1)
Total	$61.1	$159.8	$81.4
The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	0.2	0.7	0.8
Change in valuation allowance, net of federal income tax	(1.4)	(0.8)	(2.0)
State net operating loss adjustments	0.9	0.3	1.9
Nondeductible interest expense	—	—	2.7
Unrecognized tax benefit changes	2.3	0.2	1.4
Nondeductible compensation	0.2	0.1	0.7
Other differences, net	0.3	—	0.4
Effective tax rate	37.5%	35.5%	40.9%
The income tax provision (benefit) was charged to continuing operations, discontinued operations, accumulated other comprehensive income or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Income tax provision (benefit) related to:
Continuing operations	$61.1	$159.8	$81.4
Discontinued operations	—	34.8	(24.0)
Accumulated other comprehensive income (loss)	43.8	2.0	(22.4)
Excess tax benefits on stock option exercises	0.1	(0.1)	(0.1)

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$125.2	$142.0
Pension and postretirement benefits	78.7	89.1
Investment in CyrusOne	—	68.9
Employee benefits	12.2	15.2
AMT Credit Carryforward	17.4	32.7
Texas Margin Credit	10.7	10.7
Other	19.1	17.9
Total deferred tax assets	263.3	376.5
Valuation allowance	(54.4)	(58.4)
Total deferred tax assets, net of valuation allowance	$208.9	$318.1
Deferred tax liabilities:
Property, plant and equipment	$135.0	$134.9
Investment in CyrusOne	9.1	—
Other	0.3	0.3
Total deferred tax liabilities	144.4	135.2
Net deferred tax assets	$64.5	$182.9

As of December 31, 2016, the Company had $219.4 million of federal tax operating loss carryforwards with a deferred tax asset value of $76.8 million, alternative minimum tax credit carryforwards of $17.4 million, state tax credits of $10.7 million, and $48.2 million in deferred tax assets related to state, local, and foreign tax operating loss carryforwards. The majority of the remaining federal tax loss carryforwards will generally expire in 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.
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
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $31.0 million and $27.3 million at December 31, 2016 and December 31, 2015, respectively. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2016 and 2015.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Balance, beginning of year	$27.6	$27.1	$24.1
Change in tax positions for the current year	1.2	0.5	3.0
Change in tax positions for prior years	2.6	—	—
Balance, end of year	$31.4	$27.6	$27.1
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2013.

Form 10-K Part II	Cincinnati Bell Inc.

12.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees under the 2007 Long Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2007 Stock Option Plan for Non-Employee Directors. The maximum number of shares authorized under these plans is 5.1 million. Shares available for award under the plans at December 31, 2016 were 0.9 million.
Stock Options and Stock Appreciation Rights
Generally, the awards of stock options and stock appreciation rights fully vest three years from grant date and expire ten years from grant date. Beginning in 2012, some of the stock options vested over a three year period based on the achievement of certain performance objectives. The Company generally issues new shares when options to purchase common shares or stock appreciation rights are exercised. The following table summarizes stock options and stock appreciation rights activity:

	2016		2015		2014
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	776	$19.27	1,045	$19.27	1,225	$18.31
Granted *	—	—	—	—	200	17.02
Exercised	(236)	16.12	(7)	9.15	(145)	8.65
Forfeited	(11)	16.16	(100)	18.71	(43)	19.95
Expired	(139)	22.79	(162)	20.05	(192)	18.69
Outstanding at December 31,	390	$20.00	776	$19.27	1,045	$19.27
Expected to vest at December 31,	390	$20.00	776	$19.27	1,045	$19.27
Exercisable at December 31,	330	$20.56	635	$19.65	695	$19.91

(dollars in millions)
Compensation expense for the year	$0.4		$—		$0.3
Tax benefit related to compensation expense	$(0.1)		$—		$(0.1)
Intrinsic value of awards exercised	$1.8		$0.1		$1.5
Cash received from awards exercised	$3.8		$0.1		$1.3
Grant date fair value of awards vested	$0.5		$0.7		$0.4

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
The following table summarizes our outstanding and exercisable awards at December 31, 2016:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
$8.35	26	$8.35	26	$8.35
$12.40 to $17.05	174	17.01	114	17.03
$23.10 to $26.55	190	24.35	190	24.35
Total	390	$20.00	330	$20.56

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2016, the aggregate intrinsic value for awards outstanding and exercisable was $1.3 million and $1.0 million, respectively. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years and four years, respectively. As of December 31, 2016, there was $0.2 million of unrecognized stock compensation expense, which is expected to be recognized over a weighted-average period of approximately one year.
The fair values at the date of grant were estimated using the Black-Scholes pricing model with the following assumptions:

	2016	2015	2014
Expected volatility	—	—	35.5%
Risk-free interest rate	—	—	1.5%
Expected holding period (in years)	—	—	5
Expected dividends	—	—	0.0%
Weighted-average grant date fair value	$—	$—	$5.71
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
The following table summarizes our outstanding performance-based restricted award activity:

	2016		2015		2014
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	721	$16.77	349	$19.28	307	$19.88
Granted*	307	15.45	538	15.46	217	17.80
Vested	(51)	22.75	(89)	19.00	(127)	18.55
Forfeited	(23)	22.35	(77)	16.44	(48)	18.33
Non-vested at December 31,	954	$15.89	721	$16.77	349	$19.28

(dollars in millions)
Compensation expense for the year	$3.6		$3.1		$1.4
Tax benefit related to compensation expense	$(1.3)		$(1.1)		$(0.5)
Grant date fair value of awards vested	$1.2		$1.7		$2.3

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2016, unrecognized compensation expense related to performance-based awards was $8.1 million, which is expected to be recognized over a weighted-average period of approximately one year.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to employees in 2016 vest at the end of a three year period. Awards granted to employees prior to 2016 generally vest in one-third increments over a period of three years. Awards granted to directors in 2016, 2015 and 2014 vest on the first anniversary of the grant date.

The following table summarizes our time-based restricted award activity:

	2016		2015		2014
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	47	$19.59	137	$18.44	209	$17.73
Granted	106	16.75	36	17.35	35	16.04
Vested	(47)	19.59	(126)	17.70	(103)	16.22
Forfeited	—	—	—	—	(4)	17.55
Non-vested at December 31,	106	$16.75	47	$19.59	137	$18.44

(dollars in millions)
Compensation expense for the year	$1.1		$1.0		$1.6
Tax benefit related to compensation expense	$(0.4)		$(0.3)		$(0.6)
Grant date fair value of awards vested	$0.9		$2.2		$1.7

As of December 31, 2016, there was $0.9 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.
Cash-Settled and Other Awards
The Company grants cash-settled stock appreciation rights and performance awards. Beginning in 2012, some of the stock appreciation rights vested over a three year period based on the achievement of certain performance objectives. The final payments of these awards will be indexed to the percentage change in the Company’s stock price from the date of grant.
No cash-payment awards were issued in 2016 or 2015.  The Company granted cash-payment performance awards of $3.6 million in 2014. For the year ended December 31, 2016, expense incurred for cash-payment awards was $2.2 million. For the years ended December 31, 2015 and 2014, expense of $0.6 million related to cash-payment awards was incurred.
At December 31, 2016 there was $1.2 million remaining unrecognized compensation expense for cash-settled and other awards, which will primarily be recognized during 2017, assuming the maximum cash payout that can be earned if the performance conditions are achieved.  The aggregate intrinsic value of outstanding and exercisable cash-settled stock appreciation rights at December 31, 2016 was $0.1 million.
Deferred Compensation Plans
The Company currently has a deferred compensation plan for the Board of Directors. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 1,200 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2016. Distributions to the directors are generally in the form of cash.
The Company previously had a deferred compensation plan for certain executives of the Company.  The executive deferred compensation plan was terminated in the fourth quarter of 2015.  In the fourth quarter of 2016, all amounts due under the plan were distributed to plan participants.

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2016, the number of director deferred common shares was nominal. At December 31, 2015, there were 0.1 million common shares deferred in total for both the director and executive plans. As these awards can be settled in cash, compensation costs each period are based on the change in the Company’s stock price. We recognized compensation expense of $0.1 million and $0.2 million in 2016 and 2015, respectively. A benefit of $0.3 million was recognized in 2014.

13.	Restructuring and Severance
Liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2013	$8.4	$5.8	$0.1	$14.3
Charges/(Reversals)	1.0	(1.4)	—	(0.4)
Utilizations	(6.4)	(2.6)	—	(9.0)
Balance as of December 31, 2014	3.0	1.8	0.1	4.9
Charges	3.3	0.3	2.4	6.0
Utilizations	(6.1)	(1.3)	(2.4)	(9.8)
Balance as of December 31, 2015	0.2	0.8	0.1	1.1
Charges/(Reversals)	12.5	(0.5)	(0.1)	11.9
Utilizations	(1.7)	(0.1)	—	(1.8)
Balance as of December 31, 2016	$11.0	$0.2	$—	$11.2
In 2016, employee severance costs were associated with initiatives to reduce costs associated with our legacy copper network, including a voluntary severance program for certain management employees. Employee severance costs were also due to increased in-sourcing of IT professionals by our customers which resulted in headcount reductions in our IT Services and Hardware segment. In 2015, employee severance charges were associated with discontinuing our cyber-security product offering and integrating each of our segments' business markets. In 2014, employee separation charges included charges attributable to outsourcing a portion of our IT function and incurring consulting fees related to a workforce optimization initiative.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Reversals in 2014 were related to previously abandoned leased space that was reoccupied. Lease payments on abandoned facilities will continue through 2019.
Other charges in 2015 represent project related expenses as we identified opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2013	$10.5	$0.8	$3.0	$14.3
Charges/(Reversals)	(0.5)	—	0.1	(0.4)
Utilizations	(6.1)	(0.5)	(2.4)	(9.0)
Balance as of December 31, 2014	3.9	0.3	0.7	4.9
Charges	1.6	2.8	1.6	6.0
Utilizations	(4.7)	(2.8)	(2.3)	(9.8)
Balance as of December 31, 2015	0.8	0.3	—	1.1
Charges	7.7	3.3	0.9	11.9
Utilizations	(1.0)	(0.6)	(0.2)	(1.8)
Balance as of December 31, 2016	$7.5	$3.0	$0.7	$11.2

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2016 and 2015, $7.4 million and $0.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At December 31, 2016 and 2015, $3.8 million and $0.2 million was included in "Other noncurrent liabilities," respectively.
Subsequent to December 31, 2016 the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce costs associated with our copper field and network operations. As a result, a severance charge of approximately $25 million will be recorded in the first quarter of 2017.

Form 10-K Part II	Cincinnati Bell Inc.

14.	Business Segment Information
For the years ended December 31, 2016, 2015, and 2014, we operated two business segments: Entertainment and Communications and IT Services and Hardware. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of Discontinued Operations, see Notes 1 and 16 of Notes to Consolidated Financial Statements.
The Entertainment and Communications segment provides data, video, voice and other services. These services are primarily provided to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Data includes products such as high-speed internet access, digital subscriber lines, private line, multi-protocol label switching, SONET, dedicated internet access, wavelength, audio conferencing and digital signal. These products are used to transport large amounts of data over private networks. Video services provide our Fioptics customers access to over 400 entertainment channels, over 140 high-definition channels, parental controls, HD DVR and video On-Demand. In addition, we offer features that deliver high customer satisfaction including Fioptics MyTV and a Fioptics live TV streaming application. Voice represents local service, including Fioptics voice lines. It also includes VoIP, long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting, and call return. VoIP products provide our customers access to widely disbursed communication platforms and access to cloud based services and hosted unified communications products. Other services consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance and information services.
Entertainment and Communications revenue increased during 2016 and 2015 due to the demand for strategic fiber products more than offsetting legacy copper declines. Operating income for Entertainment and Communications for 2016 was down compared to a year ago due in large part to increased depreciation expense associated with the impact of accelerating construction of our fiber network and reducing the estimated useful life of certain set-top boxes and the related software as we upgrade to new technology. We also reduced the useful life of our copper assets in the fourth quarter of 2015. Operating income decreased during 2015 primarily due to additional operating expenses associated with the continued acceleration of our fiber investment and costs absorbed as a result of shutting down wireless operations. Entertainment and Communications recognized restructuring and severance related charges of $7.7 million in 2016 primarily related to initiatives to reduce costs associated with our legacy copper network. Entertainment and Communications recognized restructuring and severance related charges of $1.6 million in 2015 and reversed restructuring and severance related charges of $0.5 million in 2014. In 2014, Entertainment and Communications recorded an asset impairment charge of $4.6 million related to the abandonment of an internal use software project that was written off in the fourth quarter. There were no impairment charges recorded in 2016 or 2015. Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.
The IT Services and Hardware segment provides a range of fully managed and outsourced IT and telecommunications services along with the sale, installation, and maintenance of major branded IT and telephony equipment. IT Services and Hardware revenue decreased $4.7 million from 2015 as a result of an increase in strategic revenue of $17.7 million in 2016 which was more than offset by the $24.5 million decrease in telecom and IT hardware sales in 2016 compared to the prior year. IT Services and Hardware revenue increased $2.4 million from 2014 to 2015 as a result of an increase of $40.7 million in strategic revenue. This was partially offset by the $35.1 million decrease in telecom and IT hardware sales. Restructuring and severance related charges of $3.3 million were recognized in 2016 primarily related to a reduction in force as customers increased internal IT staff, therefore reducing the need for our professional services. In 2015, restructuring and severance related charges of $2.8 million consisted of employee severance and project related costs for the integration of each segment's business markets and the discontinuation of our advanced cyber-security product offering in the first quarter of 2015. We also abandoned office space in Canada that is no longer in use. There were no restructuring and severance related charges recorded in 2014.
As of December 31, 2016 and 2015, our investment in CyrusOne is included as an asset of the Corporate segment. Deferred tax assets totaling $64.5 million and $182.3 million as of December 31, 2016 and 2015, respectively, are also reported as assets in the Corporate segment.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Revenue
Entertainment and Communications	$768.8	$743.7	$740.7
IT Services and Hardware	430.7	435.4	433.0
Intersegment	(13.7)	(11.3)	(12.2)
Total revenue	$1,185.8	$1,167.8	$1,161.5
Intersegment revenue
Entertainment and Communications	$1.3	$1.3	$1.2
IT Services and Hardware	12.4	10.0	11.0
Total intersegment revenue	$13.7	$11.3	$12.2
Operating income
Entertainment and Communications	$90.6	$129.9	$178.9
IT Services and Hardware	23.2	20.6	19.8
Corporate	(20.8)	(22.5)	(21.8)
Total operating income	$93.0	$128.0	$176.9
Expenditures for long-lived assets
Entertainment and Communications	$272.5	$269.5	$163.7
IT Services and Hardware	13.7	14.0	11.9
Corporate	0.2	0.1	0.2
Total expenditures for long-lived assets	$286.4	$283.6	$175.8
Depreciation and amortization
Entertainment and Communications	$168.6	$129.2	$115.7
IT Services and Hardware	13.5	12.3	11.7
Corporate	0.1	0.1	0.2
Total depreciation and amortization	$182.2	$141.6	$127.6

	As of December 31,
(dollars in millions)	2016	2015
Assets
Entertainment and Communications	$1,093.5	$982.5
IT Services and Hardware	60.0	58.0
Corporate and eliminations	387.5	405.9
Total assets	$1,541.0	$1,446.4

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Service revenue
Entertainment and Communications	$763.0	$735.0	$728.8
IT Services and Hardware	215.7	198.0	161.4
Total service revenue	$978.7	$933.0	$890.2
Product revenue
Handsets and accessories	$4.5	$7.4	$10.7
Telecom and IT hardware	202.6	227.4	260.6
Total product revenue	$207.1	$234.8	$271.3

Form 10-K Part II	Cincinnati Bell Inc.

15.	Investment in CyrusOne
On January 24, 2013, we completed the IPO of CyrusOne, which owns and operates our former data center business through CyrusOne LP, an operating partnership. Effective with the IPO, our 69% ownership was held in the form of 1.9 million shares of unregistered common stock of CyrusOne and 42.6 million of economically equivalent partnership units in its underlying operating entity, CyrusOne LP. Therefore, effective January 24, 2013, we no longer included the accounts of CyrusOne in our consolidated financial statements and accounted for our ownership as an equity method investment as we no longer controlled the operations but maintained significant influence.
In 2014, we sold 16.0 million operating partnership units for net proceeds totaling $355.9 million that resulted in a gain of $192.8 million. During 2015, we sold 20.3 million operating partnership units and 1.4 million shares of CyrusOne's common stock that combined generated proceeds of $643.9 million and resulted in a gain of $449.2 million.
From the date of the IPO, we recognized our proportionate share of CyrusOne's net loss as "Other (income) expense, net" in our statement of operations through December 31, 2015. For 2015 and 2014, our equity method share of CyrusOne's net loss was $5.1 million and $7.0 million, respectively. Dividends received totaling $22.2 million and $28.4 million, in 2015 and 2014, respectively, were recorded as reduction of our investment.
Our remaining 6.3 million operating partnership units in CyrusOne LP were exchanged for an equal number of newly issued shares of common stock of CyrusOne on December 31, 2015. As a result, our 9.5% ownership in CyrusOne, which consisted of 6.9 million common shares, no longer constituted significant influence over the entity. Effective January 1, 2016, our investment in CyrusOne was no longer accounted for using the equity-method. Dividends declared by CyrusOne in 2016 totaled $6.4 million and were included in "Other (income) expense, net" in the Consolidated Statement of Operations.
We sold 4.1 million shares of CyrusOne's common stock for net proceeds totaling $189.7 million in 2016 that resulted in a gain of $157.0 million. As of December 31, 2016, we held 2.8 million shares of CyrusOne Inc. common stock valued at $128.0 million.
Subsequent to the end of the year, we sold approximately 2 million shares of CyrusOne Inc. common stock for net proceeds totaling approximately $100 million that resulted in a gain of approximately $83 million. The proceeds were primarily used to repay amounts outstanding on Receivables Facility.
Transactions with CyrusOne
Revenues - The Company records service revenue from CyrusOne under contractual service arrangements which include, among others, providing services such as fiber transport, network support, service calls, management and monitoring, storage and back-up, and IT systems support.
Operating Expenses - We lease data center and office space from CyrusOne at certain locations in our operating territory under operating leases and are also billed for other services provided by CyrusOne under contractual service arrangements. In the normal course of business, the Company also provides certain administrative services to CyrusOne which are billed based on agreed-upon rates.

Form 10-K Part II	Cincinnati Bell Inc.

Revenues and operating costs and expenses from transactions with CyrusOne were as follows:

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Revenue:
Services provided to CyrusOne	$1.2	$1.3	$1.7

Operating costs and expenses:
Charges for services provided by CyrusOne	$10.2	$10.2	$9.1
Administrative services provided to CyrusOne	(0.3)	(0.4)	(0.5)
Total operating costs and expenses	$9.9	$9.8	$8.6

Amounts receivable from and payable to CyrusOne were as follows:

(dollars in millions)	December 31, 2016	December 31, 2015
Accounts receivable	$—	$0.1
Dividends receivable	1.1	2.1
Receivable from CyrusOne	$1.1	$2.2

Payable to CyrusOne	$0.9	$1.5

Form 10-K Part II	Cincinnati Bell Inc.

16.	Discontinued Operations
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

Wireless financial results for the twelve months ended December 31, 2016, 2015 and 2014 reported as "Income (loss) from discontinued operations, net of tax" on the Consolidated Statements of Operations are as follows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2016	2015	2014
Revenue	$—	$4.4	$132.8
Costs and expenses
Cost of products and services	—	12.0	66.9
Selling, general and administrative	—	2.2	19.5
Depreciation and amortization expense	—	28.6	103.4
Restructuring charges	—	3.3	16.3
Impairment of assets	—	—	7.5
Transaction costs	—	—	3.2
Gain on sale or disposal of assets	—	(0.4)	—
Amortization of deferred gain	—	(6.5)	(22.9)
Total operating costs and expenses	—	39.2	193.9
Operating loss	—	(34.8)	(61.1)
Interest (income) expense	—	(1.7)	2.8
Other (income) expense	(0.3)	(2.3)	2.2
Gain on transfer of tower lease obligations and other assets	—	15.9	—
Gain on sale of wireless spectrum licenses	—	112.6	—
Income (loss) before income taxes	0.3	97.7	(66.1)
Income tax expense (benefit)	—	34.8	(24.0)
Income (loss) from discontinued operations, net of tax	$0.3	$62.9	$(42.1)

Wireless liabilities presented as discontinued operations as of December 31, 2016 and December 31, 2015 are as follows:

(dollars in millions)	December 31, 2016	December 31, 2015
Current liabilities
Restructuring liability	$—	$4.7
Other current liabilities	—	0.7
Total current liabilities from discontinued operations	$—	$5.4
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
In the fourth quarter of 2014, we repaid $22.7 million 8 3/8% Senior Notes due 2020 using proceeds from the sale of our wireless spectrum licenses.

Form 10-K Part II	Cincinnati Bell Inc.

Following is selected operating, investing and financing cash flow activity from discontinued operations included in Consolidated Statements of Cash Flows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2016	2015	2014
Depreciation and amortization	$—	$28.6	$103.4
Gain on sale of assets	—	(0.4)	—
Impairment of assets	—	—	7.5
Deferred gain on sale of spectrum licenses	—	(112.6)	—
Amortization of deferred gain on sale of towers	—	(6.5)	(22.9)
Gain on transfer of tower lease obligations and other assets	—	(15.9)	—
Non-cash spectrum lease	—	3.2	3.2
Restructuring payments	(4.4)	(14.5)	(2.4)
Capital expenditures	—	—	(6.5)
Proceeds from sale of wireless spectrum licenses	—	—	194.4
Repayment of debt	—	(0.3)	(23.5)

Operating Lease Commitments

The Company's discontinued operations leased certain facilities and equipment. Operating lease expense was $1.4 million and $6.4 million, in 2015 and 2014, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

17.     Quarterly Financial Information (Unaudited)

	2016
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$288.9	$299.2	$312.4	$285.3	$1,185.8
Operating income	29.6	27.4	25.5	10.5	93.0
Income (loss) from continuing operations	7.0	77.6	18.8	(1.6)	101.8
Income from discontinued operations, net of tax	—	—	—	0.3	0.3
Net income (loss)	7.0	77.6	18.8	(1.3)	102.1

Basic earnings (loss) per common share from continuing operations	$0.10	$1.79	$0.39	$(0.10)	$2.17
Basic earnings per common share from discontinued operations	$—	$—	$—	$0.01	$0.01
Net basic earnings (loss) per common share	$0.10	$1.79	$0.39	$(0.09)	$2.18

Diluted earnings (loss) per common share from continuing operations	$0.10	$1.78	$0.38	$(0.10)	$2.17
Diluted earnings per common share from discontinued operations	$—	$—	$—	$0.01	$0.01
Net diluted earnings (loss) per common share	$0.10	$1.78	$0.38	$(0.09)	$2.18

	2015
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$292.9	$285.8	$299.8	$289.3	$1,167.8
Operating income	37.1	29.7	36.2	25.0	128.0
Income from continuing operations	0.3	180.7	79.3	30.5	290.8
Income from discontinued operations, net of tax	48.9	10.9	1.0	2.1	62.9
Net income	49.2	191.6	80.3	32.6	353.7

Basic earnings (loss) per common share from continuing operations	$(0.06)	$4.25	$1.83	$0.66	$6.69
Basic earnings per common share from discontinued operations	$1.17	$0.26	$0.02	$0.05	$1.50
Net basic earnings per common share	$1.11	$4.51	$1.85	$0.71	$8.19

Diluted earnings (loss) per common share from continuing operations	$(0.06)	$4.15	$1.83	$0.66	$6.68
Diluted earnings per common share from discontinued operations	$1.17	$0.26	$0.02	$0.05	$1.49
Net diluted earnings per common share	$1.11	$4.41	$1.85	$0.71	$8.17
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
Restructuring and employee severance charges totaled $11.9 million in the fourth quarter of 2016. Restructuring and employee severance charges totaled $3.4 million, $2.3 million and $0.3 million in the first, second and third quarters of 2015, respectively.
In 2016, Income from continuing operations includes gains from the sale of our CyrusOne investment of $118.6 million, $33.3 million, and $5.1 million in the second, third, and fourth quarters, respectively. Income from continuing operations in 2015 includes gains from the sale of our CyrusOne investment of $295.2 million, $117.7 million, and $36.3 million in the second, third, and fourth quarters, respectively.
In the first quarter of 2016, the Company recognized a gain on the extinguishment of debt of $2.4 million. The Company recognized losses on the extinguishment of debt of $5.2 million, $11.4 million, and $4.8 million in the second, third, and fourth quarters, respectively. The Company recognized losses on the extinguishment of debt of $13.5 million and $7.8 million in the second and third quarters of 2015, respectively. In the fourth quarter of 2015, the Company recognized a gain on the extinguishment of debt of $0.4 million.

Form 10-K Part II	Cincinnati Bell Inc.

As of March 31, 2015, no subscribers remained on the network, and we no longer required the use of the leased spectrum. Therefore, the $112.6 million gain on the sale of the wireless spectrum licenses, which had been previously deferred, was recognized in Income from discontinued operations, net of tax in the first quarter of 2015. During the second quarter, we transferred certain other assets related to our wireless business, including leases to certain wireless towers and related equipment and other assets, resulting in a gain of $15.9 million in the second quarter of 2015 which was recognized in Income from discontinued operations, net of tax.
18.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2016	2015	2014
Capitalized interest expense	$0.7	$1.1	$0.8
Cash paid for:
Interest	71.1	108.5	153.1
Income taxes, net of refunds	1.7	8.8	9.1
Noncash investing and financing activities:
Accrual of CyrusOne dividends	1.1	2.1	6.0
Acquisition of property by assuming debt and other financing arrangements	12.0	5.8	4.7
Acquisition of property on account	23.8	34.6	24.8

Form 10-K Part II	Cincinnati Bell Inc.

19.	Supplemental Guarantor Information - Cincinnati Bell Telephone Notes
As of December 31, 2016, Cincinnati Bell Telephone Company LLC ("CBT"), a wholly-owned subsidiary of Cincinnati Bell Inc. (the "Parent Company"), had $87.9 million in notes outstanding that are guaranteed by the Parent Company and no other subsidiaries of the Parent Company. The guarantee is full and unconditional. The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations.
The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2016 and 2015 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2016, 2015, and 2014 of (1) the Parent Company, as the guarantor, (2) CBT, as the issuer, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$677.8	$547.8	$(39.8)	$1,185.8
Operating costs and expenses	20.7	592.5	519.4	(39.8)	1,092.8
Operating income (loss)	(20.7)	85.3	28.4	—	93.0
Interest expense (income), net	94.4	4.5	(23.2)	—	75.7
Other expense (income), net	20.3	4.9	(170.8)	—	(145.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(135.4)	75.9	222.4	—	162.9
Income tax expense (benefit)	(46.5)	27.1	80.5	—	61.1
Equity in earnings of subsidiaries, net of tax	191.0	—	—	(191.0)	—
Income from continuing operations	102.1	48.8	141.9	(191.0)	101.8
Income from discontinued operations, net of tax	—	—	0.3	—	0.3
Net income	102.1	48.8	142.2	(191.0)	102.1
Other comprehensive income	12.7	—	68.0	—	80.7
Total comprehensive income	$114.8	$48.8	$210.2	$(191.0)	$182.8

Net income	102.1	48.8	142.2	(191.0)	102.1
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$91.7	$48.8	$142.2	$(191.0)	$91.7

	Year Ended December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$660.1	$546.3	$(38.6)	$1,167.8
Operating costs and expenses	22.4	538.6	517.4	(38.6)	1,039.8
Operating income (loss)	(22.4)	121.5	28.9	—	128.0
Interest expense (income), net	112.7	(0.9)	(8.7)	—	103.1
Other expense (income), net	19.5	7.0	(452.2)	—	(425.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(154.6)	115.4	489.8	—	450.6
Income tax expense (benefit)	(53.3)	41.1	172.0	—	159.8
Equity in earnings of subsidiaries, net of tax	455.0	—	—	(455.0)	—
Income from continuing operations	353.7	74.3	317.8	(455.0)	290.8
Income from discontinued operations, net of tax	—	—	62.9	—	62.9
Net income	353.7	74.3	380.7	(455.0)	353.7
Other comprehensive income (loss)	3.3	—	(0.4)	—	2.9
Total comprehensive income	$357.0	$74.3	$380.3	$(455.0)	$356.6

Net income	353.7	74.3	380.7	(455.0)	353.7
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$343.3	$74.3	$380.7	$(455.0)	$343.3

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Revenue	$—	$659.6	$541.0	$(39.1)	$1,161.5
Operating costs and expenses	21.5	488.0	514.2	(39.1)	984.6
Operating income (loss)	(21.5)	171.6	26.8	—	176.9
Interest expense (income), net	142.6	(4.5)	7.8	—	145.9
Other expense (income), net	17.6	7.4	(193.1)	—	(168.1)
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.7)	168.7	212.1	—	199.1
Income tax expense (benefit)	(55.8)	61.7	75.5	—	81.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Income from continuing operations	75.6	107.0	136.6	(201.5)	117.7
Loss from discontinued operations, net of tax	—	—	(42.1)	—	(42.1)
Net income	75.6	107.0	94.5	(201.5)	75.6
Other comprehensive loss	(40.5)	—	(0.1)	—	(40.6)
Total comprehensive income	$35.1	$107.0	$94.4	$(201.5)	$35.0

Net income	75.6	107.0	94.5	(201.5)	75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$65.2	$107.0	$94.5	$(201.5)	$65.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$7.8	$1.4	$0.5	$—	$9.7
Receivables, net	17.8	—	160.8	—	178.6
Other current assets	1.1	22.3	18.2	—	41.6
Total current assets	26.7	23.7	179.5	—	229.9
Property, plant and equipment, net	0.3	1,029.6	55.6	—	1,085.5
Investment in CyrusOne	—	—	128.0	—	128.0
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	816.7	—	914.5	(1,731.2)	—
Other noncurrent assets	179.1	1.6	47.4	(144.8)	83.3
Total assets	$1,022.8	$1,057.1	$1,337.1	$(1,876.0)	$1,541.0
Current portion of long-term debt	$—	$5.0	$2.5	$—	$7.5
Accounts payable	0.7	71.4	33.8	—	105.9
Other current liabilities	42.9	53.9	22.7	—	119.5
Total current liabilities	43.6	130.3	59.0	—	232.9
Long-term debt, less current portion	960.3	98.2	140.6	—	1,199.1
Other noncurrent liabilities	207.9	166.8	0.8	(144.8)	230.7
Intercompany payables	—	89.1	—	(89.1)	—
Total liabilities	1,211.8	484.4	200.4	(233.9)	1,662.7
Shareowners’ (deficit) equity	(189.0)	572.7	1,136.7	(1,642.1)	(121.7)
Total liabilities and shareowners’ equity (deficit)	$1,022.8	$1,057.1	$1,337.1	$(1,876.0)	$1,541.0

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4
Receivables, net	0.7	—	156.4	—	157.1
Other current assets	1.6	20.2	14.1	—	35.9
Total current assets	6.9	21.2	172.3	—	200.4
Property, plant and equipment, net	0.3	921.5	53.7	—	975.5
Investment in CyrusOne	—	—	55.5	—	55.5
Goodwill	—	2.2	12.1	—	14.3
Investments in and advances to subsidiaries	844.6	63.9	647.2	(1,555.7)	—
Other noncurrent assets	207.2	3.0	136.8	(146.3)	200.7
Total assets	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4
Current portion of long-term debt	$5.4	$5.0	$3.4	$—	$13.8
Accounts payable	0.7	84.8	43.4	—	128.9
Other current liabilities	41.6	45.3	24.2	—	111.1
Other current liabilities from discontinued operations	—	—	5.4	—	5.4
Total current liabilities	47.7	135.1	76.4	—	259.2
Long-term debt, less current portion	1,018.6	134.3	70.9	—	1,223.8
Other noncurrent liabilities	235.5	168.3	4.0	(146.2)	261.6
Intercompany payables	54.7	—	—	(54.7)	—
Total liabilities	1,356.5	437.7	151.3	(200.9)	1,744.6
Shareowners’ (deficit) equity	(297.5)	574.1	926.3	(1,501.1)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,011.8	$1,077.6	$(1,702.0)	$1,446.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) by operating activities	$(61.1)	$203.1	$31.2	$—	$173.2
Capital expenditures	(0.2)	(260.8)	(25.4)	—	(286.4)
Dividends received from CyrusOne (equity method investment)	—	—	2.1	—	2.1
Proceeds from sale of investment in CyrusOne	—	—	189.7	—	189.7
Distributions received from subsidiaries	12.0	—	—	(12.0)	—
Funding between Parent and subsidiaries, net	152.0	—	(188.8)	36.8	—
Other investing activities	(0.9)	—	—	—	(0.9)
Cash flows provided by (used in) investing activities	162.9	(260.8)	(22.4)	24.8	(95.5)
Funding between Parent and subsidiaries, net	—	103.0	(66.2)	(36.8)	—
Distributions paid to Parent	—	—	(12.0)	12.0	—
Proceeds from issuance of long-term debt	635.0	—	—	—	635.0
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	71.9	—	71.9
Repayment of debt	(710.9)	(44.9)	(3.5)	—	(759.3)
Debt issuance costs	(10.8)	—	(0.3)	—	(11.1)
Other financing activities	(11.9)	—	—	—	(11.9)
Cash flows provided by (used in) financing activities	(98.6)	58.1	(10.1)	(24.8)	(75.4)
Increase (decrease) in cash and cash equivalents	3.2	0.4	(1.3)	—	2.3
Beginning cash and cash equivalents	4.6	1.0	1.8	—	7.4
Ending cash and cash equivalents	$7.8	$1.4	$0.5	$—	$9.7

	Year Ended December 31, 2015
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(19.3)	$198.7	$(68.5)	$—	$110.9
Capital expenditures	(0.1)	(260.7)	(22.8)	—	(283.6)
Dividends received from CyrusOne (equity method investment)	—	—	22.2	—	22.2
Proceeds from sale of investment in CyrusOne	—	—	643.9	—	643.9
Distributions received from subsidiaries	11.3	—	—	(11.3)	—
Funding between Parent and subsidiaries, net	—	71.9	(555.5)	483.6	—
Other investing activities	(0.3)	0.1	0.9	—	0.7
Cash flows provided by (used in) investing activities	10.9	(188.7)	88.7	472.3	383.2
Funding between Parent and subsidiaries, net	486.4	—	(2.8)	(483.6)	—
Distributions paid to Parent	—	—	(11.3)	11.3	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(1.6)	—	(1.6)
Repayment of debt	(518.5)	(10.0)	(3.2)	—	(531.7)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(10.9)	—	—	—	(10.9)
Cash flows provided by (used in) financing activities	(43.2)	(10.0)	(19.1)	(472.3)	(544.6)
Increase (decrease) in cash and cash equivalents	(51.6)	—	1.1	—	(50.5)
Beginning cash and cash equivalents	56.2	1.0	0.7	—	57.9
Ending cash and cash equivalents	$4.6	$1.0	$1.8	$—	$7.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014
(dollars in millions)	Parent (Guarantor)	CBT (Issuer)	Other Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(56.3)	$226.3	$5.2	$—	$175.2
Capital expenditures	(0.2)	(152.5)	(29.6)	—	(182.3)
Dividends received from CyrusOne (equity method investment)	—	—	28.4	—	28.4
Proceeds from sale of investment in CyrusOne	—	—	355.9	—	355.9
Proceeds from sale of wireless spectrum licenses - discontinued operations	—	—	194.4	—	194.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between parent and subsidiaries, net	—	(71.0)	(545.0)	616.0	—
Other investing activities	(0.3)	0.3	(3.8)	—	(3.8)
Cash flows provided by (used in) investing activities	12.3	(223.2)	0.3	603.2	392.6
Funding between Parent and subsidiaries, net	516.2	—	99.8	(616.0)	—
Distributions paid to Parent	—	—	(12.8)	12.8	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.9)	(5.3)	—	(376.5)
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Other financing activities	(10.1)	—	—	—	(10.1)
Cash flows provided by (used in) financing activities	98.1	(3.9)	(5.5)	(603.2)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.8)	—	—	53.3
Beginning cash and cash equivalents	2.1	1.8	0.7	—	4.6
Ending cash and cash equivalents	$56.2	$1.0	$0.7	$—	$57.9

Form 10-K Part II	Cincinnati Bell Inc.

20.	Supplemental Guarantor Information - 8 3/8% Senior Notes due 2020 and 7% Senior Notes due 2024
As of December 31, 2016, the Parent Company’s 7% Senior Notes due 2024 are guaranteed by the following subsidiaries: Cincinnati Bell Entertainment Inc., Cincinnati Bell Any Distance Inc., Cincinnati Bell Wireless LLC, CBTS Software LLC, Cincinnati Bell Technology Solutions Inc., Cincinnati Bell Any Distance of Virginia LLC, eVolve Business Solutions LLC, Data Center Investments Inc., and Data Centers South Inc.
During the fourth quarter of 2016, the Company redeemed the remaining $84.6 million of outstanding 8 3/8% Senior Notes due 2020.
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
In the third quarter of 2014, the Company entered into an Amendment to the Corporate Credit Agreement giving the Company the right to provide written notice to the administrative agent on or after the closing of the wireless sale of spectrum assets to remove any designated wireless subsidiary as a guarantor subsidiary.
In compliance with certain regulations of the Federal Communications Commission (the “FCC”), the Company’s wholly-owned regulated  subsidiary, Cincinnati Bell Telephone Company LLC, has historically accounted for certain of its non-regulated operations through its non-regulated subsidiary, Cincinnati Bell Telecommunications Services LLC, which is a guarantor of the Notes (as defined below). Through an agreement with the FCC, the Company is no longer obligated to segregate these non-regulated operations and has discontinued this accounting practice.  Effective December 31, 2016, the Company merged Cincinnati Bell Telecommunications Services LLC into another subsidiary, Cincinnati Bell Entertainment Inc., which is also a guarantor of the Notes. These condensed consolidated financial statements have been retroactively restated to reflect this change.

The Parent Company’s subsidiaries generate substantially all of its income and cash flow and generally distribute or advance the funds necessary to meet the Parent Company’s debt service obligations. The following information sets forth the Condensed Consolidating Balance Sheets of the Company as of December 31, 2016 and 2015 and the Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2016, 2015, and 2014 of (1) the Parent Company, as the issuer, (2) the guarantor subsidiaries on a combined basis, and (3) the non-guarantor subsidiaries on a combined basis.

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$539.0	$686.6	$(39.8)	$1,185.8
Operating costs and expenses	20.7	510.7	601.2	(39.8)	1,092.8
Operating income (loss)	(20.7)	28.3	85.4	—	93.0
Interest expense (income), net	94.4	(25.2)	6.5	—	75.7
Other expense (income), net	20.3	(150.4)	(15.5)	—	(145.6)
Income (loss) before equity in earnings of subsidiaries and income taxes	(135.4)	203.9	94.4	—	162.9
Income tax expense (benefit)	(46.5)	74.0	33.6	—	61.1
Equity in earnings of subsidiaries, net of tax	191.0	—	—	(191.0)	—
Income from continuing operations	102.1	129.9	60.8	(191.0)	101.8
Income from discontinued operations, net of tax	—	0.3	—	—	0.3
Net income	102.1	130.2	60.8	(191.0)	102.1
Other comprehensive income (loss)	12.7	68.1	(0.1)	—	80.7
Total comprehensive income	$114.8	$198.3	$60.7	$(191.0)	$182.8

Net income	102.1	130.2	60.8	(191.0)	102.1
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$91.7	$130.2	$60.8	$(191.0)	$91.7

	Year Ended December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$532.4	$674.0	$(38.6)	$1,167.8
Operating costs and expenses	22.4	503.9	552.1	(38.6)	1,039.8
Operating income (loss)	(22.4)	28.5	121.9	—	128.0
Interest expense (income), net	112.7	(10.2)	0.6	—	103.1
Other expense (income), net	19.5	(432.9)	(12.3)	—	(425.7)
Income (loss) before equity in earnings of subsidiaries and income taxes	(154.6)	471.6	133.6	—	450.6
Income tax expense (benefit)	(53.3)	165.5	47.6	—	159.8
Equity in earnings of subsidiaries, net of tax	455.0	—	—	(455.0)	—
Income from continuing operations	353.7	306.1	86.0	(455.0)	290.8
Income from discontinued operations, net of tax	—	62.9	—	—	62.9
Net income	353.7	369.0	86.0	(455.0)	353.7
Other comprehensive income (loss)	3.3	—	(0.4)	—	2.9
Total comprehensive income	$357.0	$369.0	$85.6	$(455.0)	$356.6

Net income	353.7	369.0	86.0	(455.0)	353.7
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$343.3	$369.0	$86.0	$(455.0)	$343.3

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Revenue	$—	$532.0	$668.6	$(39.1)	$1,161.5
Operating costs and expenses	21.5	505.4	496.8	(39.1)	984.6
Operating income (loss)	(21.5)	26.6	171.8	—	176.9
Interest expense (income), net	142.6	6.2	(2.9)	—	145.9
Other expense (income), net	17.6	(171.6)	(14.1)	—	(168.1)
Income (loss) before equity in earnings of subsidiaries and income taxes	(181.7)	192.0	188.8	—	199.1
Income tax expense (benefit)	(55.8)	68.3	68.9	—	81.4
Equity in earnings of subsidiaries, net of tax	201.5	—	—	(201.5)	—
Income from continuing operations	75.6	123.7	119.9	(201.5)	117.7
Loss from discontinued operations, net of tax	—	(42.1)	—	—	(42.1)
Net income	75.6	81.6	119.9	(201.5)	75.6
Other comprehensive loss	(40.5)	(0.1)	—	—	(40.6)
Total comprehensive income	$35.1	$81.5	$119.9	$(201.5)	$35.0

Net income	75.6	81.6	119.9	(201.5)	75.6
Preferred stock dividends	10.4	—	—	—	10.4
Net income applicable to common shareowners	$65.2	$81.6	$119.9	$(201.5)	$65.2

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$7.8	$0.3	$1.6	$—	$9.7
Receivables, net	17.8	1.7	159.1	—	178.6
Other current assets	1.1	17.9	22.6	—	41.6
Total current assets	26.7	19.9	183.3	—	229.9
Property, plant and equipment, net	0.3	54.4	1,030.8	—	1,085.5
Investment in CyrusOne	—	128.0	—	—	128.0
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	816.7	972.2	—	(1,788.9)	—
Other noncurrent assets	179.1	43.9	5.1	(144.8)	83.3
Total assets	$1,022.8	$1,230.5	$1,221.4	$(1,933.7)	$1,541.0
Current portion of long-term debt	$—	$2.5	$5.0	$—	$7.5
Accounts payable	0.7	33.1	72.1	—	105.9
Other current liabilities	42.9	22.5	54.1	—	119.5
Total current liabilities	43.6	58.1	131.2	—	232.9
Long-term debt, less current portion	960.3	51.1	187.7	—	1,199.1
Other noncurrent liabilities	207.9	0.7	166.9	(144.8)	230.7
Intercompany payables	—	—	147.7	(147.7)	—
Total liabilities	1,211.8	109.9	633.5	(292.5)	1,662.7
Shareowners’ (deficit) equity	(189.0)	1,120.6	587.9	(1,641.2)	(121.7)
Total liabilities and shareowners’ equity (deficit)	$1,022.8	$1,230.5	$1,221.4	$(1,933.7)	$1,541.0

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Balance Sheets
	As of December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4
Receivables, net	0.7	2.8	153.6	—	157.1
Other current assets	1.6	13.9	20.4	—	35.9
Total current assets	6.9	17.1	176.4	—	200.4
Property, plant and equipment, net	0.3	53.4	921.8	—	975.5
Investment in CyrusOne	—	55.5	—	—	55.5
Goodwill	—	12.1	2.2	—	14.3
Investments in and advances to subsidiaries	844.6	772.1	63.9	(1,680.6)	—
Other noncurrent assets	207.2	132.6	7.1	(146.2)	200.7
Total assets	$1,059.0	$1,042.8	$1,171.4	$(1,826.8)	$1,446.4
Current portion of long-term debt	$5.4	$3.4	$5.0	$—	$13.8
Accounts payable	0.7	42.8	85.4	—	128.9
Other current liabilities	41.6	23.9	45.6	—	111.1
Other current liabilities from discontinued operations	—	5.4	—	—	5.4
Total current liabilities	47.7	75.5	136.0	—	259.2
Long-term debt, less current portion	1,018.6	53.3	151.9	—	1,223.8
Other noncurrent liabilities	235.5	3.8	168.5	(146.2)	261.6
Intercompany payables	54.7	—	125.7	(180.4)	—
Total liabilities	1,356.5	132.6	582.1	(326.6)	1,744.6
Shareowners’ (deficit) equity	(297.5)	910.2	589.3	(1,500.2)	(298.2)
Total liabilities and shareowners’ equity (deficit)	$1,059.0	$1,042.8	$1,171.4	$(1,826.8)	$1,446.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(61.1)	$25.0	$209.3	$—	$173.2
Capital expenditures	(0.2)	(25.4)	(260.8)	—	(286.4)
Dividends received from CyrusOne (equity method investment)	—	2.1	—	—	2.1
Proceeds from sale of investment in CyrusOne	—	189.7	—	—	189.7
Distributions received from subsidiaries	12.0	—	—	(12.0)	—
Funding between Parent and subsidiaries, net	152.0	(188.0)	—	36.0	—
Other investing activities	(0.9)	—	—	—	(0.9)
Cash flows provided by (used in) investing activities	162.9	(21.6)	(260.8)	24.0	(95.5)
Funding between Parent and subsidiaries, net	—	—	36.0	(36.0)	—
Distributions paid to Parent	—	—	(12.0)	12.0	—
Proceeds from issuance of long-term debt	635.0	—	—	—	635.0
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	71.9	—	71.9
Repayment of debt	(710.9)	(3.5)	(44.9)	—	(759.3)
Debt issuance costs	(10.8)	—	(0.3)	—	(11.1)
Other financing activities	(11.9)	—	—	—	(11.9)
Cash flows provided by (used in) financing activities	(98.6)	(3.5)	50.7	(24.0)	(75.4)
Increase (decrease) in cash and cash equivalents	3.2	(0.1)	(0.8)	—	2.3
Beginning cash and cash equivalents	4.6	0.4	2.4	—	7.4
Ending cash and cash equivalents	$7.8	$0.3	$1.6	$—	$9.7

	Year Ended December 31, 2015
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(19.3)	$(86.8)	$217.0	$—	$110.9
Capital expenditures	(0.1)	(22.5)	(261.0)	—	(283.6)
Dividends received from CyrusOne (equity method investment)	—	22.2	—	—	22.2
Proceeds from sale of investment in CyrusOne	—	643.9	—	—	643.9
Distributions received from subsidiaries	11.3	—	—	(11.3)	—
Funding between Parent and subsidiaries, net	—	(554.3)	71.9	482.4	—
Other investing activities	(0.3)	0.9	0.1	—	0.7
Cash flows provided by (used in) investing activities	10.9	90.2	(189.0)	471.1	383.2
Funding between Parent and subsidiaries, net	486.4	—	(4.0)	(482.4)	—
Distributions paid to Parent	—	—	(11.3)	11.3	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	—	(1.6)	—	(1.6)
Repayment of debt	(518.5)	(3.2)	(10.0)	—	(531.7)
Debt issuance costs	(0.2)	—	(0.2)	—	(0.4)
Other financing activities	(10.9)	—	—	—	(10.9)
Cash flows provided by (used in) financing activities	(43.2)	(3.2)	(27.1)	(471.1)	(544.6)
Increase (decrease) in cash and cash equivalents	(51.6)	0.2	0.9	—	(50.5)
Beginning cash and cash equivalents	56.2	0.2	1.5	—	57.9
Ending cash and cash equivalents	$4.6	$0.4	$2.4	$—	$7.4

Form 10-K Part II	Cincinnati Bell Inc.

Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2014
(dollars in millions)	Parent (Issuer)	Guarantors	Non-guarantors	Eliminations	Total
Cash flows provided by (used in) operating activities	$(56.3)	$5.6	$225.9	$—	$175.2
Capital expenditures	(0.2)	(29.6)	(152.5)	—	(182.3)
Dividends received from CyrusOne (equity method investment)	—	28.4	—	—	28.4
Proceeds from sale of investment in CyrusOne	—	355.9	—	—	355.9
Proceeds from sale of wireless spectrum licenses - discontinued operations	—	194.4	—	—	194.4
Distributions received from subsidiaries	12.8	—	—	(12.8)	—
Funding between Parent and subsidiaries, net	—	(546.3)	(71.0)	617.3	—
Other investing activities	(0.3)	(5.5)	2.0	—	(3.8)
Cash flows provided by (used in) investing activities	12.3	(2.7)	(221.5)	604.5	392.6
Funding between Parent and subsidiaries, net	516.2	—	101.1	(617.3)	—
Distributions paid to parent	—	—	(12.8)	12.8	—
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(40.0)	—	(87.0)	—	(127.0)
Repayment of debt	(367.3)	(3.0)	(6.2)	—	(376.5)
Debt issuance costs	(0.7)	—	(0.2)	—	(0.9)
Other financing activities	(10.1)	—	—	—	(10.1)
Cash flows provided by (used in) financing activities	98.1	(3.0)	(5.1)	(604.5)	(514.5)
Increase (decrease) in cash and cash equivalents	54.1	(0.1)	(0.7)	—	53.3
Beginning cash and cash equivalents	2.1	0.3	2.2	—	4.6
Ending cash and cash equivalents	$56.2	$0.2	$1.5	$—	$57.9

21.     Subsequent Events

In February 2017, the Company signed an agreement to acquire SunTel Services, based in Troy, Michigan, for approximately $10 million. SunTel Services provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan. The acquisition is expected to close in the first quarter of 2017.
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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2016 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information
No reportable information under this item.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2016 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 24, 2017 are as follows:

Name	Age	Title
Theodore H. Torbeck (a)	60	Chief Executive Officer
Leigh R. Fox	44	President and Chief Operating Officer
Andrew R. Kaiser	48	Chief Financial Officer
Thomas E. Simpson	44	Chief Technology Officer
Christopher J. Wilson	51	Vice President and General Counsel
Joshua T. Duckworth	38	Vice President, Investor Relations and Controller

(a) Member of the Board of Directors
Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
THEODORE H. TORBECK, Chief Executive Officer since February 1, 2013; President and General Manager of Cincinnati Bell Communications Group from September 2010 to February 2013; Chief Executive Officer of The Freedom Group, Inc. from 2008 to August 2010.
LEIGH R. FOX, President and Chief Operating Officer of the Company since September 2016; Chief Financial Officer of the Company from October 2013 to September 2016; Chief Administrative Officer of the Company from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; Vice President of Finance at Cincinnati Bell Technology Solutions Inc. (CBTS) from October 2008 to December 2012.
ANDREW R. KAISER, Chief Financial Officer of the Company since September 2016; Vice President Consumer Marketing and Data Analytics of the Company from December 2015 to September 2016; Vice President Corporate Finance of the Company from January 2014 to December 2015; Partner at Howard Roark Consulting, LLC from 2005 to January 2014.
THOMAS E. SIMPSON, Senior Vice President and Chief Technology Officer of the Company since January 2015; Vice President and Chief Technology Officer at Cincinnati Bell Technology Solutions (CBTS) from 2014 to 2015; Vice President, Research and Development at CBTS from 2010 to 2014; Director, Technical Operations at CBTS from 2008 to 2010.
CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003.

JOSHUA T. DUCKWORTH, Vice President, Investor Relations and Controller of the Company since July 2013; Assistant Treasurer and Director of Investor Relations for Cincinnati Bell Inc. from August 2012 to July 2013; Assistant Controller for Cincinnati Bell Inc. from August 2010 to August 2012; Deloitte & Touche LLP's audit practice from October 2004 to August 2010.

Items 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Items 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated financial statements are included beginning on page 58.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts is included on page 135. All other schedules are not required under the related instructions or are not applicable.
Exhibits 2
Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto.

Exhibit Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report October 4, 2016, File No. 1-8519).
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).
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

(4.3)
Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, date of Report November 30, 1998, File No. 1-8519).

(4.4)
First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.5)
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

(4.6)
Indenture, dated September 22, 2016, among Cincinnati Bell Inc., the guarantor parties thereto and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K date of Report September 22, 2016, File No. 1-8519).

(4.7)
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

(10.7)
Fifth Amendment to Credit Agreement dated as of May 11, 2016, among Cincinnati Bell Inc., an Ohio corporation, the subsidiary guarantors party thereto, the Lenders party thereto and Bank of America, N.A. (Exhibit 10.1 to Current Report on Form 8-K date of Report May 11, 2016, File No. 1-8519).

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

(10.11)
Third Amendment to Amended and Restated Purchase and Sale Agreement, dated as of June 1, 2015, among Cincinnati Bell Wireless, LLC, Cincinnati Bell Funding LLC and Cincinnati Bell Inc. (Exhibit 10.2 to Current Report on Form 8-K date of Report June 1, 2015, File No. 1-8519).

(10.12)
Amended and Restated Receivables Purchase Agreement dated as of June 6, 2011, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 6, 2011, File No. 1-8519).

(10.13)
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

(10.14)
Second Amendment to Amended and Restated Receivables Purchase Agreement dated as of June 4, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 4, 2012, File No. 1-8519).

(10.15)
Third Amendment to Amended and Restated Receivables Purchase Agreement dated as of October 1, 2012, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the Various Purchaser Groups identified therein, and PNC Bank, National Association, as Administrator and LC Bank. (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 1, 2012, File No. 1-8519).

(10.16)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 3, 2013, File No. 1-8519).

(10.17)
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

(10.18)
Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 2, 2014, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 2, 2014, File No. 1-8519).

(10.19)
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

(10.20)
Eighth Amendment to Amended and Restated Receivables Purchase Agreement, dated June 1, 2015, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer and Performance Guarantor, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 1, 2015, File No. 1-8519).

(10.21)
Ninth Amendment to Amended and Restated Receivables Purchase Agreement, dated May 27, 2016, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell, Inc., as Servicer and Performance Guarantor, the various Purchasers and Purchaser Agents identified therein, PNC Bank, National Association, as Administrator, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 27, 2016, File No. 1-8519).

(10.22)
License Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.23)
Network Asset Purchase Agreement dated as of April 6, 2014 among Cincinnati Bell Wireless, LLC, an Ohio limited liability company, and Cellco Partnership, a Delaware general partnership doing business as Verizon Wireless (Exhibit 10.2 to Current Report on Form 8-K, date of Report April 7, 2014, File No. 1-8519).

(10.24)
Incremental Assumption Agreement dated April 6, 2015 among Cincinnati Bell Inc. an Ohio corporation, the subsidiary guarantors thereto, Bank of America, N.A., and the additional lenders thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 6, 2015, File No. 1-8519).

(10.25)
Assignment Agreement, dated as of June 1, 2015, among Cincinnati Bell Funding LLC, Cincinnati Bell Wireless, LLC, and PNC Bank, National Association (Exhibit 10.3 to Current Report on Form 8-K, date of Report June 1, 2015, File No. 1-8519).

(10.26)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.27)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.28) +	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016.
(10.29) +	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016.
(10.30) +	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016.
(10.31) +	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016.
(10.32)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).
(10.33)*
Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.34)*
Amendment to Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as of November 7, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).

(10.35)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.36)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).
(10.37)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2014 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).
(10.38)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.39)*
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.40) +	Cincinnati Bell Inc. Form of 2016 - 2018 Share-Based Performance Unit Award Agreement (2007 Long Term Incentive Plan).
(10.41)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.42)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan)(Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).
(10.43)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).
(10.44)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
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

(10.48)*
Amended and Restated Employment Agreement dated September 7, 2010 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2010, File No. 1-8519).

(10.49)*	Employment Agreement dated as of February 6, 2013 between Cincinnati Bell Inc. and Theodore H. Torbeck (Exhibit 10.1 to Current Report on Form 8-K, date of Report January 31, 2013, File No. 1-8519).
(10.50)*
Amended and Restated Employment Agreement effective July 26, 2013 between Cincinnati Bell Inc. and Leigh R. Fox (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 26, 2013, File No. 1-8519).

(10.51)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.52)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).
(10.53)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015 (Exhibit 10.50 to Annual Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

(10.54)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 9, 2016, File No. 1-8519).

(10.55)*
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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2016	$12.4	$9.4	$(2.0)	$9.9	$9.9
Year 2015	$12.4	$8.5	$—	$8.5	$12.4
Year 2014	$12.2	$10.4	$—	$10.2	$12.4

Deferred Tax Valuation Allowance
Year 2016	$58.4	$(3.6)	$(0.4)	$—	$54.4
Year 2015	$64.4	$(5.5)	$(0.5)	$—	$58.4
Year 2014	$68.3	$(1.1)	$(2.8)	$—	$64.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 24, 2017	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	February 24, 2017	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Theodore H. Torbeck	Chief Executive Officer and Director	February 24, 2017
Theodore H. Torbeck

Phillip R. Cox*	Chairman of the Board and Director	February 24, 2017
Phillip R. Cox

John W. Eck*	Director	February 24, 2017
John W. Eck

Jakki L. Haussler*	Director	February 24, 2017
Jakki L. Haussler

Craig F. Maier*	Director	February 24, 2017
Craig F. Maier

Russel P. Mayer*	Director	February 24, 2017
Russel P. Mayer

Lynn A. Wentworth*	Director	February 24, 2017
Lynn A. Wentworth

Martin J. Yudkovitz*	Director	February 24, 2017
Martin J. Yudkovitz

John M. Zrno*	Director	February 24, 2017
John M. Zrno

*By: /s/ Theodore H. Torbeck
Theodore H. Torbeck
as attorney-in-fact and on his behalf
as Principal Executive Officer, Chief Executive Officer and Director