Form 10-Q
period 2017-03-31
CINCINNATI BELL INC
filed 2017-05-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At April 30, 2017, there were 42,134,187 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue
Services	$241.9	$241.5
Products	36.3	47.4
Total revenue	278.2	288.9
Costs and expenses
Cost of services, excluding items below	125.5	123.2
Cost of products sold, excluding items below	29.3	39.5
Selling, general and administrative, excluding items below	56.7	53.2
Depreciation and amortization	45.8	43.4
Restructuring and severance related charges	25.6	—
Other	0.6	—
Total operating costs and expenses	283.5	259.3
Operating (loss) income	(5.3)	29.6
Interest expense	18.0	20.3
Gain on extinguishment of debt	—	(2.4)
Gain on sale of Investment in CyrusOne	(117.7)	—
Other income, net	(0.4)	—
Income before income taxes	94.8	11.7
Income tax expense	34.4	4.7
Net income	60.4	7.0
Preferred stock dividends	2.6	2.6
Net income applicable to common shareowners	$57.8	$4.4

Basic and diluted net earnings per common share	$1.37	$0.10

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$60.4	$7.0
Other comprehensive (loss) income, net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	8.3	—
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	(76.4)	—
Foreign currency translation loss	—	(0.1)
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.4), ($1.4)	(0.7)	(2.3)
Amortization of net actuarial loss included in net income, net of tax of $2.0, $2.1	3.5	3.9
Total other comprehensive (loss) income	(65.3)	1.5
Total comprehensive (loss) income	$(4.9)	$8.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$44.7	$9.7
Receivables, less allowances of $9.5 and $9.9	173.2	178.6
Inventory, materials and supplies	24.1	22.7
Prepaid expenses	20.6	15.0
Other current assets	3.9	3.9
Total current assets	266.5	229.9
Property, plant and equipment, net	1,107.7	1,085.5
Investment in CyrusOne	—	128.0
Goodwill	18.6	14.3
Deferred income taxes, net	62.2	64.5
Other noncurrent assets	19.0	18.8
Total assets	$1,474.0	$1,541.0
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$8.2	$7.5
Accounts payable	120.3	105.9
Unearned revenue and customer deposits	38.2	36.3
Accrued taxes	11.8	12.9
Accrued interest	11.9	12.7
Accrued payroll and benefits	31.6	25.7
Other current liabilities	35.2	31.9
Total current liabilities	257.2	232.9
Long-term debt, less current portion	1,113.7	1,199.1
Pension and postretirement benefit obligations	194.1	197.7
Other noncurrent liabilities	36.4	33.0
Total liabilities	1,601.4	1,662.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2017 and December 31, 2016; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,133,326 and 42,056,237 shares issued; 42,133,326 and 42,056,237 shares outstanding at March 31, 2017 and December 31, 2016	0.4	0.4
Additional paid-in capital	2,570.1	2,570.9
Accumulated deficit	(2,671.7)	(2,732.1)
Accumulated other comprehensive loss	(155.6)	(90.3)
Total shareowners’ deficit	(127.4)	(121.7)
Total liabilities and shareowners’ deficit	$1,474.0	$1,541.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income	$60.4	$7.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.8	43.4
Gain on extinguishment of debt	—	(2.4)
Gain on sale of Investment in CyrusOne	(117.7)	—
Provision for loss on receivables	1.8	1.9
Noncash portion of interest expense	0.5	1.0
Deferred income taxes	34.4	4.4
Pension and other postretirement payments less than (in excess of) expense	1.0	(1.3)
Stock-based compensation	2.9	1.2
Other, net	(1.2)	(1.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in receivables	14.6	17.2
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(5.6)	(4.7)
Increase (decrease) in accounts payable	5.8	(3.2)
Increase in accrued and other current liabilities	7.1	2.8
Decrease in other noncurrent assets	0.8	0.5
Increase (decrease) in other noncurrent liabilities	3.3	(0.3)
Net cash provided by operating activities	53.9	65.7
Cash flows from investing activities
Capital expenditures	(55.1)	(62.4)
Proceeds from sale of Investment in CyrusOne	140.7	—
Acquisitions of businesses	(9.2)	—
Dividends received from Investment in CyrusOne (equity method investment)	—	2.1
Other, net	0.5	(0.1)
Net cash provided by (used in) investing activities	76.9	(60.4)
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(89.5)	28.9
Repayment of debt	(2.1)	(30.9)
Debt issuance costs	(0.5)	—
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(1.1)	(0.2)
Net cash used in financing activities	(95.8)	(4.8)
Net increase in cash and cash equivalents	35.0	0.5
Cash and cash equivalents at beginning of period	9.7	7.4
Cash and cash equivalents at end of period	$44.7	$7.9

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$—	$2.7
Acquisition of property by assuming debt and other noncurrent liabilities	$6.9	$7.1
Acquisition of property on account	$27.3	$27.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Company has receivables with one large customer, General Electric Company, that makes up 18% and 21% of the outstanding accounts receivable balance at March 31, 2017 and December 31, 2016. This same customer represented 11% of consolidated revenue for the three months ended March 31, 2016.
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
On October 4, 2016, the Company filed an amendment to its Amended and Restated Articles of Incorporation to affect a one-for-five reverse split of its issued common stock (the “Reverse Split”) which had the effect of reducing the number of issued shares of common stock from 210,275,005 to 42,055,001. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, the Company reduced total par value from common stock by $1.7 million and increased the additional paid-in capital by the same amount.
The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.
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
On February 28, 2017 we acquired SunTel Services, a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for cash consideration of $10.0 million. Based on preliminary estimates of fair value the acquired assets and liabilities assumed consisted primarily of property plant and equipment of $0.4 million, customer relationship intangible assets of $1.2 million, working capital of $4.1 million and goodwill of $4.3 million. These assets and liabilities are included in the IT Services and Hardware segment. We are in the process of finalizing the preliminary purchase price and the valuation of the net assets acquired. Upon completion of the final fair value assessment, the fair values of the net assets acquired may differ from the preliminary assessment.
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

Investment in CyrusOne — As of December 31, 2016, "Investment in CyrusOne" on the Condensed Consolidated Balance Sheets was recorded at fair value, which was determined based on closing market price of CyrusOne at December 31, 2016. This investment is classified as Level 1 in the fair value hierarchy. Unrealized gains and losses on our investment in CyrusOne are included in "Accumulated other comprehensive loss", net of taxes on the Condensed Consolidated Balance Sheets. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the financial condition of the issuer, severity and duration of the fair value decline and evaluation of factors that could cause the investment to have an other-than-temporary decline in fair value.
In the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million. As of March 31, 2017 we no longer have an investment in CyrusOne Inc.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses.
During 2016, the Company reclassed $14.5 million of Alternative Minimum tax ("AMT") refundable tax credits from "Deferred income taxes, net" to "Receivables" as these credits are now expected to be utilized during 2017. In the first quarter of 2017, the Company reclassed an additional $3.4 million from "Deferred income taxes, net" to "Receivables." Acceleration of the AMT refundable tax credits was the result of the Company's decision to make an election on its 2016 federal income tax return to claim the credits in lieu of claiming bonus depreciation. New tax legislation enacted in 2015 increased the amount of AMT credits that can be claimed beginning with the 2016 tax year.
Recently Issued Accounting Standards — In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in Accounting Standards Codification ("ASC") 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented on a retrospective basis as of the date of adoption. In addition, only the service-cost component of net benefit cost is eligible for capitalization. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU and plans to adopt the standard effective January 1, 2018.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the amended guidance, the Company shall now recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the amended guidance effective January 1, 2017 and will apply the guidance when performing the annual impairment test in the fourth quarter of 2017.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard was adopted effective January 1, 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

The primary impact of adoption is the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital starting in the first quarter of fiscal year 2017.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of the date of adoption. Effective January 1, 2017 we adopted a company-wide policy change due to the change in accounting principle and now record forfeitures as they are incurred on a go forward basis. As a result of the change in accounting principle the cumulative-effect adjustment to retained earnings to account for the accounting policy election was immaterial to the financial statements.

The presentation requirements for cash flows related to excess tax benefits were applied retrospectively to all periods presented and did not result in a material impact to prior period net cash provided by operations and net cash used in financing. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

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

While we are continuing to assess all potential impacts of the standard, we currently believe the standard will not have a material impact on our consolidated financial statements with the possible exception of our gross treatment of hardware revenue. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. We are in the process of evaluating whether the standard will have an impact on our historical practice of recording our hardware sales on a gross basis. We will continue to monitor discussions and interpretations by the Transition Resource Group and the FASB throughout 2017.

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
The following table shows the computation of basic and diluted EPS after consideration of the Reverse Split:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2017	2016
Numerator:
Net income	$60.4	$7.0
Preferred stock dividends	2.6	2.6
Net income applicable to common shareowners - basic and diluted	$57.8	$4.4
Denominator:
Weighted average common shares outstanding - basic	42.1	42.0
Stock-based compensation arrangements	0.2	0.1
Weighted average common shares outstanding - diluted	42.3	42.1
Basic and diluted earnings per common share	$1.37	$0.10

For the three months ended March 31, 2017 and 2016, awards under the Company's stock-based compensation plans for common shares of 0.2 million and 0.6 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2017	2016
Current portion of long-term debt:
Capital lease obligations and other debt	$8.2	$7.5
Current portion of long-term debt	8.2	7.5
Long-term debt, less current portion:
Receivables Facility	—	89.5
Corporate Credit Agreement - Tranche B Term Loan	315.8	315.8
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	65.8	62.0
	1,116.8	1,202.5
Net unamortized premium	8.3	8.5
Unamortized note issuance costs	(11.4)	(11.9)
Long-term debt, less current portion	1,113.7	1,199.1
Total debt	$1,121.9	$1,206.6

Corporate Credit Agreement

There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of March 31, 2017. This revolving credit facility expires in January 2020.
Accounts Receivable Securitization Facility
As of March 31, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $112.3 million remaining availability on the total borrowing capacity of $118.6 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 2017, and extend the facility's termination date to May 2019. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of the Company's other subsidiaries or the Company.

Cincinnati Bell Telephone Notes
In April, 2017, the Company filed a Form 15 with the SEC to de-list the Cincinnati Bell Telephone Notes ("CBT Notes") due to the number of registrants no longer exceeding 300. Therefore, the Company is no longer required to prepare supplemental guarantor information related to the CBT Notes.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2016	$11.0	$0.2	$11.2
Charges	25.6	—	25.6
Utilizations	(12.7)	—	(12.7)
Balance as of March 31, 2017	$23.9	$0.2	$24.1

The Company made severance payments during the three months ended March 31, 2017, for employee separations associated with initiatives to reduce costs within our legacy copper network and headcount reductions in our IT Services and Hardware segment. In the first quarter of 2017, the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce field and network costs within our legacy copper network. As a result, a severance charge of $25.6 million was recorded to the Entertainment and Communications segment.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2016	$7.5	$3.0	$0.7	$11.2
Charges	25.6	—	—	25.6
Utilizations	(9.8)	(2.3)	(0.6)	(12.7)
Balance as of March 31, 2017	$23.3	$0.7	$0.1	$24.1
At March 31, 2017 and December 31, 2016, $13.2 million and $7.4 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At March 31, 2017 and December 31, 2016, $10.9 million and $3.8 million was included in "Other noncurrent liabilities," respectively.

5.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2017 and December 31, 2016, except for the Company's long-term debt. The carrying and fair values of the Company's long-term debt are as follows:

	March 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,059.4	$1,082.6	$1,149.2	$1,177.9
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2017 and December 31, 2016, which is considered Level 2 of the fair value hierarchy.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2017 and 2016, approximately 12% and 10%, respectively, of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks.
For the three months ended March 31, 2017 and 2016, pension and postretirement benefit costs (benefits) were as follows:

	Three Months Ended March 31,
	2017	2016	2017	2016
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligation	4.8	4.8	0.8	0.8
Expected return on plan assets	(6.5)	(6.8)	—	—
Amortization of:
Prior service benefit	—	—	(1.1)	(3.7)
Actuarial loss	4.4	4.8	1.1	1.2
Total amortization	4.4	4.8	—	(2.5)
Pension / postretirement costs (benefits)	$2.7	$2.8	$0.9	$(1.6)

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

Based on current assumptions, contributions to qualified and non-qualified pension plans in 2017 are expected to be approximately $2 million each. Management expects to make cash payments of approximately $9 million related to its postretirement health plans in 2017.

For the three months ended March 31, 2017, contributions to the pension plans were $0.6 million and contributions to the postretirement plan were $2.0 million.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2017, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Foreign Currency Translation Loss	Total
Balance as of December 31, 2016	$(157.6)		$68.1		$(0.8)	$(90.3)
Unrealized gain on Investment in CyrusOne, net	—		8.3	(a)	—	8.3
Reclassifications, net	2.8	(b)	(76.4)	(c)	—	(73.6)
Balance as of March 31, 2017	$(154.8)		$—		$(0.8)	$(155.6)

(a)
The unrealized gain on Investment in CyrusOne, net of tax, represents changes in the fair value of CyrusOne shares of common stock owned by the company during the period, before any subsequent sales of those shares.

(b)
These reclassifications are included in the components of net periodic pension and postretirement benefit costs (see Note 6 for additional details). The components of net periodic pension and postretirement benefit cost are reported within "Cost of services," "Cost of products sold," and "Selling, general and administrative" expenses on the Condensed Consolidated Statements of Operations.

(c)	These reclassifications are reported within "Gain on sale of Investment in CyrusOne" on the Condensed Consolidated Statements of Operations.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2017	2016
Revenue
Entertainment and Communications	$195.3	$190.3
IT Services and Hardware	86.2	102.5
Intersegment	(3.3)	(3.9)
Total revenue	$278.2	$288.9
Intersegment revenue
Entertainment and Communications	$0.4	$0.4
IT Services and Hardware	2.9	3.5
Total intersegment revenue	$3.3	$3.9
Operating (loss) income
Entertainment and Communications	$(1.6)	$27.7
IT Services and Hardware	2.5	7.2
Corporate	(6.2)	(5.3)
Total operating (loss) income	$(5.3)	$29.6
Expenditures for long-lived assets
Entertainment and Communications	$49.5	$60.3
IT Services and Hardware	14.8	2.0
Corporate	—	0.1
Total expenditures for long-lived assets	$64.3	$62.4
Depreciation and amortization
Entertainment and Communications	$42.0	$40.2
IT Services and Hardware	3.8	3.2
Total depreciation and amortization	$45.8	$43.4

	March 31,	December 31,
(dollars in millions)	2017	2016
Assets
Entertainment and Communications	$1,114.0	$1,093.5
IT Services and Hardware	84.1	60.0
Corporate and eliminations	275.9	387.5
Total assets	$1,474.0	$1,541.0

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2017, and the results of operations for the three months ended March 31, 2016 and 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
Consolidated revenue totaling $278.2 million for the three months ended March 31, 2017 decreased compared to the prior year primarily due to the $10.9 million decline in Telecom and IT hardware sales. Revenue from our strategic products totaled $164.6 million for the three months ended March 31, 2017, up 9% from the prior year comparable period primarily due to the continued growth of Fioptics.
Operating loss for the first quarter of 2017 was $5.3 million, primarily due to restructuring and severance related charges incurred to reduce field and network costs associated with our legacy copper network. Income before income taxes totaled $94.8 million for the three months ended March 31, 2017, up compared to the prior year primarily due to the gain on the sale of our investment in CyrusOne. Net proceeds of $140.7 million were generated from the sale of the 2.8 million shares of CyrusOne common stock that resulted in a realized gain of $117.7 million.
On February 28, 2017, we acquired SunTel Services, a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for a purchase price of $10.0 million. The results of operations are included in the IT Services and Hardware segment and were not material during the quarter ended March 31, 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Service revenue
Entertainment and Communications	$194.2	$189.0	$5.2	3%
IT Services and Hardware	47.7	52.5	(4.8)	(9)%
Total service revenue	$241.9	$241.5	$0.4	0%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the combined impact of legacy and carrier declines. IT Services and Hardware revenue declined primarily due to decreases in billable headcount as a result of increased in-sourcing of IT professionals of customers in our market.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Product revenue
Entertainment and Communications	$0.7	$0.9	$(0.2)	(22)%
IT Services and Hardware	35.6	46.5	(10.9)	(23)%
Total product revenue	$36.3	$47.4	$(11.1)	(23)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting capital spending fluctuations by our enterprise customers in our IT Services and Hardware segment.
Operating Costs

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Cost of services
Entertainment and Communications	$90.0	$83.8	$6.2	7%
IT Services and Hardware	35.5	39.4	(3.9)	(10)%
Total cost of services	$125.5	$123.2	$2.3	2%
Entertainment and Communications costs increased due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates. IT Services and Hardware costs declined due to lower headcount as a result of restructuring initiatives that were executed in the fourth quarter of 2016.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Cost of products
Entertainment and Communications	$0.5	$0.5	$—	0%
IT Services and Hardware	28.8	39.0	(10.2)	(26)%
Total cost of products	$29.3	$39.5	$(10.2)	(26)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$36.0	$34.5	$1.5	4%
IT Services and Hardware	15.1	13.4	1.7	13%
Corporate	5.6	5.3	0.3	6%
Total selling, general and administrative	$56.7	$53.2	$3.5	7%
Entertainment and Communications SG&A costs were up in the three months ended March 31, 2017 primarily due to increased advertising costs and payroll costs to support the growth of Fioptics. IT Services and Hardware SG&A costs were up due to additional headcount at branch office locations to support the expansion of our national footprint.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$42.0	$40.2	$1.8	4%
IT Services and Hardware	3.8	3.2	0.6	19%
Total depreciation and amortization expense	$45.8	$43.4	$2.4	6%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$25.6	$—	$25.6	n/m
Other	0.6	—	0.6	n/m
Restructuring and severance related charges incurred by the Entertainment and Communications segment during the first quarter of 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network. Other charges are primarily due to transaction costs resulting from the acquisition of SunTel Services in the first quarter of 2017.

	Three months ended March 31,
(dollars in millions)	2017	2016	$ Change	% Change
Non-operating costs
Interest expense	$18.0	$20.3	$(2.3)	(11)%
Gain on extinguishment of debt	—	(2.4)	2.4	n/m
Gain on sale of Investment in CyrusOne	(117.7)	—	(117.7)	n/m
Other expense, net	(0.4)	—	(0.4)	n/m
Income tax expense	34.4	4.7	29.7	n/m

Form 10-Q Part I	Cincinnati Bell Inc.

Interest expense continued to decrease due to the Company primarily using proceeds from the sale of a portion of its CyrusOne investment to repay debt in 2016.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million CyrusOne common shares in the first quarter of 2017.
Income tax expense increased year over year primarily due to higher income before tax. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2017.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	% Change
Revenue:
Data	$87.6	$85.2	$2.4	3%
Voice	67.7	70.2	(2.5)	(4)%
Video	36.0	29.0	7.0	24%
Services and Other	4.0	5.9	(1.9)	(32)%
Total Revenue	195.3	190.3	5.0	3%
Operating costs and expenses:
Cost of services and products	93.3	87.8	5.5	6%
Selling, general and administrative	36.0	34.6	1.4	4%
Depreciation and amortization	42.0	40.2	1.8	4%
Restructuring and severance charges	25.6	—	25.6	n/m
Total operating costs and expenses	196.9	162.6	34.3	21%
Operating (loss) income	$(1.6)	$27.7	$(29.3)	n/m
Operating margin	(0.8)%	14.6%		(15.4) pts
Capital expenditures	$49.5	$60.3	$(10.8)	(18)%

Metrics information (in thousands):
Fioptics units passed	545.2	453.7	91.5	20%

Internet subscribers:
DSL	100.1	127.9	(27.8)	(22)%
Fioptics	207.3	164.5	42.8	26%
Total internet subscribers	307.4	292.4	15.0	5%

Fioptics video subscribers	141.1	120.0	21.1	18%

Residential voice lines:
Legacy voice lines	111.1	138.7	(27.6)	(20)%
Fioptics voice lines	85.5	74.4	11.1	15%
Total residential voice lines	196.6	213.1	(16.5)	(8)%
Business voice lines:
Legacy voice lines	183.9	208.9	(25.0)	(12)%
VoIP lines*	136.4	107.0	29.4	27%
Total business voice lines	320.3	315.9	4.4	1%
Total voice lines	516.9	529.0	(12.1)	(2)%

Long distance lines:
Residential	184.2	196.0	(11.8)	(6)%
Business	126.8	138.0	(11.2)	(8)%
Total long distance lines:	311.0	334.0	(23.0)	(7)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three months ended March 31,
(dollars in millions)	2017	2016
Revenue:
Consumer
Strategic
Data	$29.8	$23.5
Voice	5.9	5.2
Video	35.4	28.5
Services and other	0.4	0.9
	71.5	58.1
Legacy
Data	9.6	12.2
Voice	17.8	19.8
Services and other	0.8	1.1
	28.2	33.1
Integration
Services and other	0.1	1.1
Total consumer revenue	$99.8	$92.3

Business
Strategic
Data	$24.9	$23.6
Voice	14.6	12.0
Video	0.6	0.5
Services and other	0.5	0.4
	40.6	36.5
Legacy
Data	4.5	5.4
Voice	25.4	29.0
Services and other	0.3	0.3
	30.2	34.7
Integration
Services and other	0.3	0.4
Total business revenue	$71.1	$71.6

Carrier
Strategic
Data	$10.7	$11.0
Legacy
Data	8.1	9.5
Voice	4.0	4.2
Services and other	1.6	1.7
	13.7	15.4
Total carrier revenue	$24.4	$26.4

Total Entertainment and Communications revenue	$195.3	$190.3

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue increased from the prior year due to Fioptics growth offsetting legacy access line, DSL subscriber and long-distance line loss. Our Fioptics internet subscriber base increased 25% and average revenue per user ("ARPU") was up 4% compared to the first quarter of 2016. Fioptics video subscribers as of the end of the first quarter of 2017 increased 18% compared to the same period a year ago, in addition to a 3% increase in ARPU.
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
Business
Business market revenue has remained consistent year-over-year as the growth in strategic revenue continues to partially offset declines realized by our legacy and integration products and services. Data revenue from our business customers has increased as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined $1.0 million for the three months ended March 31, 2017, as the growth in VoIP lines continues to partially mitigate legacy voice and long distance lines loss.
Carrier
For the three months ended March 31, 2017, data revenue declined by $1.7 million compared to the prior year comparable period as carriers have increased focus on improving the efficiency of their networks as they migrate from legacy product offerings to higher bandwidth fiber solutions. Voice revenue continues to decrease in 2017 in part due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.6 million in the three months ended March 31, 2017. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Payroll related costs were up compared to the prior year due to increased headcount and overtime to support the growth of our fiber-based network. These increases were offset by the reversal of a $2.5 million contingent liability in which we received a favorable result.
SG&A expenses increased in the three months ended March 31, 2017 compared to the prior year primarily due to increased advertising costs.
Depreciation and amortization expenses for the three months ended March 31, 2017 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in the first quarter of 2017 are related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.

Form 10-Q Part I	Cincinnati Bell Inc.

Capital Expenditures

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Fioptics capital expenditures
Construction	$15.2	$16.8
Installation	15.3	12.9
Other	5.2	7.1
Total Fioptics	35.7	36.8

Other strategic	7.4	15.5
Maintenance	6.4	8.0
Total capital expenditures	$49.5	$60.3
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. In the first quarter of 2017, we passed an additional 11,800 addresses. As of March 31, 2017, the Company is able to provide its Fioptics services to 545,200 residential and business addresses, or 68% of our operating territory. Construction costs decreased compared to the prior year primarily due to slowing the build process partially offset by the timing of cash disbursements and increased costs associated with building to less densely populated areas. Fioptics installation costs increased in 2017 due to the timing of purchases of set-top boxes and modems. Other Fioptics related costs include costs to expand core network capacity and for enhancements to the customer experience.
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

	Three Months Ended March 31,
(dollars in millions)	2017	2016	Change	% Change
Revenue:
Professional Services	$21.7	$26.2	$(4.5)	(17)%
Management and Monitoring	5.0	8.1	(3.1)	(38)%
Unified Communications	9.9	10.1	(0.2)	(2)%
Cloud Services	13.7	10.2	3.5	34%
Telecom and IT hardware	35.9	47.9	(12.0)	(25)%
Total revenue	86.2	102.5	(16.3)	(16)%
Operating costs and expenses:
Cost of services and products	64.7	78.6	(13.9)	(18)%
Selling, general and administrative	15.2	13.5	1.7	13%
Depreciation and amortization	3.8	3.2	0.6	19%
Total operating costs and expenses	83.7	95.3	(11.6)	(12)%
Operating income	$2.5	$7.2	$(4.7)	(65)%
Operating margin	2.9%	7.0%		(4.1) pts
Capital expenditures	$5.6	$2.0	$3.6	n/m

Revenue
The following IT Services and Hardware products have either been classified as strategic or integration:

	Three months ended March 31,
(dollars in millions)	2017	2016
Strategic business revenue
Professional Services	$18.3	$22.3
Management and Monitoring	5.0	8.1
Unified Communications	7.1	7.5
Cloud Services	13.7	10.2
Total strategic business revenue	44.1	48.1

Integration business revenue
Professional Services	3.4	3.9
Unified Communications	2.8	2.6
Telecom and IT hardware	35.9	47.9
Total integration business revenue	42.1	54.4
Total IT Services and Hardware revenue	$86.2	$102.5

Form 10-Q Part I	Cincinnati Bell Inc.

For the three months ended March 31, 2017, strategic professional services and management and monitoring revenue decreased primarily due to declines in billable headcount as a result of increased in-sourcing of IT professionals by our customers. Increased cloud services revenue has primarily been driven by the increase in virtual machines within our current customer base.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the reduction in capital spending by our enterprise customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets and general economic conditions.
Operating Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and headcount related costs. During the three months ended March 31, 2017, costs of Telecom and IT hardware sales decreased $10.2 million compared to 2016. Payroll costs decreased $2.5 million from the prior year due to lower headcount as a result of restructuring initiatives that were executed in the fourth quarter of 2016 primarily due to increased in-sourcing of IT professionals by our customers. The remaining decrease for the three months ended March 31, 2017 is due to lower contract service costs as a result of the decrease in management and monitoring revenue.
SG&A costs increased due to additional headcount at branch locations to support the expansion of our national footprint.
Capital Expenditures
Capital expenditures increased from the prior year due to projects supporting the growth of our strategic products.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2017, the Company had $1,121.9 million of outstanding indebtedness and an accumulated deficit of $2,671.7 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $53.9 million and $65.7 million of cash flows from operations during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had $307.0 million of short-term liquidity, comprised of $44.7 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $112.3 million available under the Receivables Facility.

As of March 31, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $118.6 million. In the second quarter of 2016, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days until May 2017, and extend the facility's termination date to May 2019. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements in 2017. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the future.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2017 totaled $53.9 million, a decrease of $11.8 million compared to the same period in 2016. The decrease is due primarily to a $11.0 million increase in interest payments as a result of timing related to the 7% Senior Notes due 2024. The remaining decrease is due to higher usage of working capital, primarily associated with the growth of our strategic products, partially offset by the Company's discontinued wireless operations using $3.4 million of cash in the first quarter of 2016.

Cash flows provided by investing activities during three months ended March 31, 2017 totaled $76.9 million, compared to $60.4 million of cash flows used by investing activities in the prior year. The increase was largely driven by the $140.7 million of cash proceeds received in the first quarter of 2017 from the sale of the Company's investment in CyrusOne combined with $7.3 million year-over-year decrease in capital expenditures. These increases were offset by a $2.1 million decrease in dividends received from CyrusOne classified as an equity method investment, over the prior year and $9.2 million of net cash used to acquire SunTel Services in February 2017.

Cash flows used by financing activities during the three months ended March 31, 2017 totaled $95.8 million, compared to $4.8 million of cash flows used in the prior year. In the first quarter of 2017, we repaid $89.5 million on the Receivables Facility, compared to borrowing $28.9 million in the prior year. Debt repayments in the first quarter of 2017 totaled $2.1 million, a decrease of $28.8 million compared to the prior year.

Debt Covenants

Corporate Credit Agreement

The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the financial covenants under the Corporate Credit Agreement as of March 31, 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of March 31, 2017.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends, subject to a $35 million annual cap with carryovers, subject to terms and conditions set forth in the Corporate Credit Agreement. The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. Other revisions were also affected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the three month period ended March 31, 2017:

(dollars in millions)
Consolidated Total Leverage Ratio	3.90
Maximum ratio permitted for compliance	5.50
Consolidated Total Funded Indebtedness additional availability	$448.9
Consolidated EBITDA clearance over compliance threshold	$81.6

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

One of the financial covenants permits the issuance of additional indebtedness up to a 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $750 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, would be limited to specific allowances. As of March 31, 2017, the Company was below the 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio, and the Company had access to a restricted payments basket which exceeded $1 billion.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of March 31, 2017, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2016 for a complete description of regulatory matters. Certain regulatory matters changed as a result of changes that occurred in April 2017 which are described below.
Special Access/Business Data Services
In April 2017, the FCC adopted an Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services are competitive in all geographic markets and will no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users will depend upon the competitive status of the county in which the service is provided. The FCC will designate counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation will be eliminated for these TDM end user services in competitive counties and in non-competitive counties price regulation will continue although carriers will be permitted to offer contract tariffs and volume and term discounts. The list of competitive and non-competitive counties has not yet been released, however, the Company anticipates that a significant portion of its territory will be deemed competitive.
IP Transition
In April 2017, the FCC proposed new rules that would streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service in an attempt to encourage broadband deployment and speed the transition from legacy copper-based TDM services to IP services. The final rules and timing of FCC adoption of such rules remains uncertain.
Broadband Internet Access/Net Neutrality
In March 2017 Congress adopted a resolution under the Congressional Review Act to invalidate the new broadband privacy and security rules approved by the FCC in November 2016. As a result of this action, rather than implementing the restrictive measures mandated in the 2016 Order, internet-service providers will continue to abide by privacy practices that are consistent with the long-standing Federal Trade Commission privacy framework that applies to all other participants in the Internet ecosystem. CBT foresees little near-term impact as a result of the recent congressional action.

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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of future operating trends for our business.

Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the Company's market risks.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2017 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2017 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2017, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2017.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation (Exhibit 3.1 to Current Report on Form 8-K, date of Report October 4, 2016, File No. 1-8519.
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, date of Report October 4, 2016, File No. 1-8519).
(10.1)
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of March 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 1, 2017, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	May 9, 2017	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	May 9, 2017	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer