Form 10-Q
period 2017-06-30
CINCINNATI BELL INC
filed 2017-08-04
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At July 31, 2017, there were 42,175,277 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Services	$248.6	$244.9	$490.5	$486.4
Products	45.4	54.3	81.7	101.7
Total revenue	294.0	299.2	572.2	588.1
Costs and expenses
Cost of services, excluding items below	126.7	124.8	252.2	248.0
Cost of products sold, excluding items below	38.7	46.0	68.0	85.5
Selling, general and administrative, excluding items below	55.4	56.2	112.1	109.4
Depreciation and amortization	47.0	44.8	92.8	88.2
Restructuring and severance related charges	3.6	—	29.2	—
Other	1.7	—	2.3	—
Total operating costs and expenses	273.1	271.8	556.6	531.1
Operating income	20.9	27.4	15.6	57.0
Interest expense	18.1	19.9	36.1	40.2
Loss on extinguishment of debt, net	—	5.2	—	2.8
Gain on sale of Investment in CyrusOne	—	(118.6)	(117.7)	(118.6)
Other income, net	(0.6)	(1.1)	(1.0)	(1.1)
Income before income taxes	3.4	122.0	98.2	133.7
Income tax expense	1.3	44.4	35.7	49.1
Net income	2.1	77.6	62.5	84.6
Preferred stock dividends	2.6	2.6	5.2	5.2
Net (loss) income applicable to common shareowners	$(0.5)	$75.0	$57.3	$79.4

Basic net (loss) earnings per common share	$(0.01)	$1.79	$1.36	$1.89
Diluted net (loss) earnings per common share	$(0.01)	$1.78	$1.35	$1.89

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2.1	$77.6	$62.5	$84.6
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	—	8.3	—
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	—	(76.4)	—
Foreign currency translation loss	—	—	—	(0.1)
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.4), ($1.3), ($0.8), ($2.7)	(0.7)	(2.4)	(1.4)	(4.7)
Amortization of net actuarial loss included in net income, net of tax of $2.0, $2.2, $4.0, $4.3	3.6	3.9	7.1	7.8
Total other comprehensive income (loss)	2.9	1.5	(62.4)	3.0
Total comprehensive income	$5.0	$79.1	$0.1	$87.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$58.2	$9.7
Receivables, less allowances of $9.7 and $9.9	166.5	178.6
Inventory, materials and supplies	23.4	22.7
Prepaid expenses	19.9	15.0
Other current assets	5.3	3.9
Total current assets	273.3	229.9
Property, plant and equipment, net	1,111.7	1,085.5
Investment in CyrusOne	—	128.0
Goodwill	18.6	14.3
Deferred income taxes, net	55.1	64.5
Other noncurrent assets	23.0	18.8
Total assets	$1,481.7	$1,541.0
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$10.8	$7.5
Accounts payable	121.5	105.9
Unearned revenue and customer deposits	33.4	36.3
Accrued taxes	12.2	12.9
Accrued interest	21.8	12.7
Accrued payroll and benefits	27.3	25.7
Other current liabilities	34.9	31.9
Total current liabilities	261.9	232.9
Long-term debt, less current portion	1,116.1	1,199.1
Pension and postretirement benefit obligations	190.2	197.7
Other noncurrent liabilities	37.5	33.0
Total liabilities	1,605.7	1,662.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2017 and December 31, 2016; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,173,872 and 42,056,237 shares issued; 42,173,872 and 42,056,237 shares outstanding at June 30, 2017 and December 31, 2016	0.4	0.4
Additional paid-in capital	2,568.5	2,570.9
Accumulated deficit	(2,669.6)	(2,732.1)
Accumulated other comprehensive loss	(152.7)	(90.3)
Total shareowners’ deficit	(124.0)	(121.7)
Total liabilities and shareowners’ deficit	$1,481.7	$1,541.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income	$62.5	$84.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.8	88.2
Loss on extinguishment of debt, net	—	2.8
Gain on sale of Investment in CyrusOne	(117.7)	(118.6)
Provision for loss on receivables	3.5	4.3
Noncash portion of interest expense	1.1	1.7
Deferred income taxes	35.2	48.6
Pension and other postretirement payments less than (in excess of) expense	1.5	(2.8)
Stock-based compensation	3.9	3.5
Other, net	(3.0)	(3.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	25.4	(5.5)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(5.9)	(5.0)
Increase in accounts payable	9.9	14.0
Increase (decrease) in accrued and other current liabilities	9.0	(17.0)
Decrease (increase) in other noncurrent assets	0.9	(0.6)
Increase in other noncurrent liabilities	3.8	3.5
Net cash provided by operating activities	122.9	97.9
Cash flows from investing activities
Capital expenditures	(105.2)	(121.6)
Proceeds from sale of Investment in CyrusOne	140.7	142.5
Acquisitions of businesses	(9.6)	—
Dividends received from Investment in CyrusOne	—	4.9
Other, net	0.4	(0.7)
Net cash provided by investing activities	26.3	25.1
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(89.5)	15.4
Repayment of debt	(4.2)	(124.6)
Debt issuance costs	(0.7)	(1.9)
Dividends paid on preferred stock	(5.2)	(5.2)
Common stock repurchase	—	(4.6)
Other, net	(1.1)	0.1
Net cash used in financing activities	(100.7)	(120.8)
Net increase in cash and cash equivalents	48.5	2.2
Cash and cash equivalents at beginning of period	9.7	7.4
Cash and cash equivalents at end of period	$58.2	$9.6

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$—	$1.5
Acquisition of property by assuming debt and other noncurrent liabilities	$6.9	$10.1
Acquisition of property on account	$24.8	$34.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Company has receivables with one large customer, General Electric Company, that makes up 17% and 21% of the outstanding accounts receivable balance at June 30, 2017 and December 31, 2016, respectively. This same customer represented 12% and 11% of consolidated revenue for the three and six months ended June 30, 2016, respectively.
Merger and Acquisition Activity — On July 9, 2017, the Company and Hawaiian Telcom Holdco, Inc., a Delaware corporation (“Hawaiian Telcom”), entered into an Agreement and Plan of Merger (the "Hawaiian Telcom Merger Agreement") providing for the merger of Hawaiian Telcom with a wholly-owned subsidiary of the Company in exchange for the consideration described below. Hawaiian Telcom is a fiber-centric technology leader providing voice, video, broadband, data center and cloud solutions to consumer, business and wholesale customers on the Hawaiian islands.
At the effective time of the merger, each share of Hawaiian Telcom common stock, par value of $0.01 per share, issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive, at the holder’s election and subject to proration as set forth in the Hawaiian Telcom Merger Agreement (1) 1.6305 common shares, par value $0.01 per share, of the Company (the “Company Common Shares”) (the “Share Consideration”); (2) 0.6522 Company Common Shares and $18.45 in cash, without interest (the “Mixed Consideration”); or (3) $30.75 in cash, without interest (the “Cash Consideration”). Hawaiian Telcom stockholders who elect to receive the Share Consideration or the Cash Consideration will be subject to proration to ensure that the aggregate number of Company Common Shares to be issued by the Company in the Hawaiian Telcom Merger and the aggregate amount of cash to be paid in the Hawaiian Telcom Merger will be the same as if all electing stockholders received the Mixed Consideration.
The total value of the consideration to be exchanged is approximately $360 million, exclusive of debt of Hawaiian Telcom of approximately $290 million as of March 31, 2017.
The merger is subject to standard closing conditions including the approval of Hawaiian Telcom's stockholders, the approval of the listing of additional shares of Cincinnati Bell common stock to be issued to Hawaiian Telcom’s stockholders, required federal and state regulatory approvals and other customary closing conditions. We expect the merger to close in the second half of 2018.
On July 9, 2017, we also entered into a definitive Agreement and Plan of Merger with OnX Holdings LLC ("OnX"), a privately held company that provides technology services and solutions to enterprise customers in the U.S., Canada and the U.K., in exchange for cash consideration of $201 million. The merger is subject to customary closing conditions and is expected to close in the fourth quarter of 2017.
In connection with the mergers with Hawaiian Telcom and OnX, we secured financing commitments for $1,130 million in senior secured credit facilities, as described in Note 3, that, in addition to cash on hand and other sources of liquidity, are expected to be used to repay the existing indebtedness of Hawaiian Telcom, pay the cash consideration for both mergers, repay certain indebtedness of the Company and pay the fees and expenses in connection with both mergers. The Company is also exploring the possibility of replacing a portion of the secured committed term loan with unsecured senior notes, subject to market conditions.
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

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.
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
On February 28, 2017 we acquired SunTel Services, a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for cash consideration of $10.0 million. Based on final fair value assessment, the acquired assets and liabilities assumed consisted primarily of property plant and equipment of $0.4 million, customer relationship intangible assets of $1.2 million, working capital of $4.1 million and goodwill of $4.3 million. These assets and liabilities are included in the IT Services and Hardware segment.
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
Investment in CyrusOne — As of December 31, 2016, "Investment in CyrusOne" on the Condensed Consolidated Balance Sheets was recorded at fair value, which was determined based on closing market price of CyrusOne Inc. at December 31, 2016. This investment is classified as Level 1 in the fair value hierarchy. Unrealized gains and losses on our investment in CyrusOne are included in "Accumulated other comprehensive loss", net of taxes on the Condensed Consolidated Balance Sheets. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the financial condition of the issuer, severity and duration of the fair value decline and evaluation of factors that could cause the investment to have an other-than-temporary decline in fair value.
In the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million. As of March 31, 2017, we no longer have an investment in CyrusOne Inc.
Income Taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income, as well as the tax effects associated with discrete items. The Company expects its effective rate to exceed statutory rates primarily due to non-deductible expenses.
During 2016, the Company reclassed $14.5 million of Alternative Minimum Tax ("AMT") refundable tax credits from "Deferred income taxes, net" to "Receivables" as these credits were expected to be utilized during 2017. In the first two quarters of 2017, the Company reclassed an additional $7.8 million from "Deferred income taxes, net" to "Receivables." In the second quarter the Company received $14.5 million of payments related to the 2016 AMT tax credits. Acceleration of the AMT refundable tax credits was the result of the Company's decision to make an election on its 2016 federal income tax return to claim the credits in lieu of claiming bonus depreciation. New tax legislation enacted in 2015 increased the amount of AMT credits that can be claimed beginning with the 2016 tax year. The Company plans to make the same election on its 2017 federal income tax return.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards — In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company plans to prospectively adopt the standard effective January 1, 2018 and will apply the amended guidance to any awards modified on or after this date.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in Accounting Standards Codification ("ASC") 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented on a retrospective basis as of the date of adoption. In addition, only the service-cost component of net benefit cost is eligible for capitalization. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU and plans to adopt the standard effective January 1, 2018.
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
The primary impact of adoption is the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital starting in the first quarter of fiscal year 2017.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of the date of adoption. Effective January 1, 2017, we adopted a prospective company-wide policy change due to the change in accounting principle and now record forfeitures as they are incurred on a go forward basis. As a result of the change in accounting principle the cumulative-effect adjustment to retained earnings to account for the accounting policy election was immaterial to the financial statements.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	June 30,
(in millions, except per share amounts)	2017	2016
Numerator:
Net income	$2.1	$77.6
Preferred stock dividends	2.6	2.6
Net (loss) income applicable to common shareowners - basic and diluted	$(0.5)	$75.0
Denominator:
Weighted average common shares outstanding - basic	42.2	42.0
Stock-based compensation arrangements	—	0.1
Weighted average common shares outstanding - diluted	42.2	42.1
Basic (loss) earnings per common share	$(0.01)	$1.79
Diluted (loss) earnings per common share	$(0.01)	$1.78

	Six Months Ended
	June 30,
(in millions, except per share amounts)	2017	2016
Numerator:
Net income	$62.5	$84.6
Preferred stock dividends	5.2	5.2
Net income applicable to common shareowners - basic and diluted	$57.3	$79.4
Denominator:
Weighted average common shares outstanding - basic	42.1	42.0
Stock-based compensation arrangements	0.2	0.1
Weighted average common shares outstanding - diluted	42.3	42.1
Basic earnings per common share	$1.36	$1.89
Diluted earnings per common share	$1.35	$1.89

For the three months ended June 30, 2017, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the six months ended June 30, 2017, awards under the Company's stock-based compensation plans for common shares of 0.3 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and six months ended June 30, 2016, awards under the Company's stock-based compensation plans for common shares of 0.4 million and 0.5 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

(dollars in millions)	June 30, 2017	December 31, 2016
Current portion of long-term debt:
Capital lease obligations and other debt	$10.8	$7.5
Current portion of long-term debt	10.8	7.5
Long-term debt, less current portion:
Receivables Facility	—	89.5
Corporate Credit Agreement - Tranche B Term Loan	315.8	315.8
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	67.9	62.0
	1,118.9	1,202.5
Net unamortized premium	8.2	8.5
Unamortized note issuance costs	(11.0)	(11.9)
Long-term debt, less current portion	1,116.1	1,199.1
Total debt	$1,126.9	$1,206.6

Corporate Credit Agreement

There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of June 30, 2017. This revolving credit facility expires in January 2020.

Accounts Receivable Securitization Facility
As of June 30, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $100.1 million remaining availability on the total borrowing capacity of $106.4 million. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2018. The facility's termination date is in May 2019 and was not changed by this amendment. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of the Company's other subsidiaries or the Company.

Cincinnati Bell Telephone Notes
In April 2017, the Company filed Form 15 with the SEC to de-list the Cincinnati Bell Telephone Notes ("CBT Notes") due to the number of registrants no longer exceeding 300. Therefore, the Company is no longer required to prepare supplemental guarantor information related to the CBT Notes.

Form 10-Q Part I	Cincinnati Bell Inc.

Commitment Letter
On July 9, 2017, in connection with the execution of the merger agreement with Hawaiian Telcom and the execution of the merger agreement with OnX, the Company also entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc. (the “Committed Party”). Pursuant to the Commitment Letter, the Committed Party has committed to provide the Company with $1,100 million senior secured credit facilities (the “Credit Facilities”), consisting of (i) a $150 million revolving credit facility with a maturity of five years and (ii) term loan facilities in an aggregate amount equal to $950 million with a maturity of seven years, to be made available to the Company to finance the transactions contemplated by the OnX Merger Agreement and the Hawaiian Telcom Merger Agreement upon the closings thereof, subject to certain terms and conditions set forth in the Commitment Letter. Proceeds from the Credit Facilities will be used to repay Hawaiian Telcom’s existing indebtedness, refinance the Company’s existing revolving credit facility and term loan facility, pay the cash portion of the consideration for the Hawaiian Telcom Merger, pay the cash consideration for OnX Merger on a cash-free, debt-free basis, pay fees and expenses incurred in connection with the OnX Merger and the Hawaiian Telcom Merger and finance ongoing working capital and other general corporate needs. On July 27, 2017, the Commitment Letter was amended to include additional Lenders and to increase the total commitment to $1,130 million consisting of a $180 million revolving credit facility and $950 million term loan. The Company is also exploring the possibility of replacing a portion of the secured committed term loan with unsecured senior notes, subject to market conditions.
The Credit Facilities are subject to the negotiation of mutually acceptable credit or loan agreements and other mutually acceptable definitive documentation, which will include certain representations and warranties, affirmative and negative covenants, financial covenants, events of default and collateral and guarantee agreements that are customarily required for similar financings. Additionally, the Committed Party’s obligation to provide the financing is subject to the satisfaction of specified conditions and the accuracy of specified representations.
The documentation governing the Credit Facilities has not been finalized and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Commitment Letter.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2016	$11.0	$0.2	$11.2
Charges	25.6	—	25.6
Utilizations	(12.7)	—	(12.7)
Balance as of March 31, 2017	23.9	0.2	24.1
Charges	3.6	—	3.6
Utilizations	(4.4)	—	(4.4)
Balance as of June 30, 2017	$23.1	$0.2	$23.3

In the second quarter of 2017, the Company initiated reorganizations within both segments of the business in order to more appropriately align the Company for future growth. As a result, head count reductions were made resulting in a $3.6 million severance charge. In the first quarter of 2017, the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce field and network costs within our legacy copper network. As a result, a severance charge of $25.6 million was recorded to the Entertainment and Communications segment. The Company made severance payments during the six months ended June 30, 2017 for employee separations associated with the previously discussed initiatives.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2016	$7.5	$3.0	$0.7	$11.2
Charges	25.6	—	—	25.6
Utilizations	(9.8)	(2.3)	(0.6)	(12.7)
Balance as of March 31, 2017	23.3	0.7	0.1	24.1
Charges	1.3	2.3	—	3.6
Utilizations	(3.6)	(0.8)	—	(4.4)
Balance as of June 30, 2017	$21.0	$2.2	$0.1	$23.3
At June 30, 2017 and December 31, 2016, $12.7 million and $7.4 million, respectively, of the restructuring and severance liabilities were included in “Other current liabilities.” At June 30, 2017 and December 31, 2016, $10.6 million and $3.8 million was included in "Other noncurrent liabilities," respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2017 and December 31, 2016, except for the Company's long-term debt. The carrying and fair values of these financial instruments are as follows:

	June 30, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,059.3	$1,083.6	$1,149.2	$1,177.9
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2017 and December 31, 2016, which is considered Level 2 of the fair value hierarchy.

6.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and six months ended June 30, 2017, approximately 14% and 13% of the costs, respectively, were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. For the three and six months ended June 30, 2016, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks.
For the three and six months ended June 30, 2017 and 2016, pension and postretirement benefit costs were as follows:

	Three Months Ended June 30,
	2017	2016	2017	2016
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	4.9	4.8	0.8	0.9
Expected return on plan assets	(6.5)	(6.8)	—	—
Amortization of:
Prior service benefit	—	—	(1.1)	(3.7)
Actuarial loss	4.4	4.8	1.2	1.3
Total amortization	4.4	4.8	0.1	(2.4)
Pension / postretirement costs (benefits)	$2.8	$2.8	$0.9	$(1.5)

	Six Months Ended June 30,
	2017	2016	2017	2016
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligation	9.7	9.6	1.6	1.7
Expected return on plan assets	(13.0)	(13.6)	—	—
Amortization of:
Prior service benefit	—	—	(2.2)	(7.4)
Actuarial loss	8.8	9.6	2.3	2.5
Total amortization	8.8	9.6	0.1	(4.9)
Pension / postretirement costs (benefits)	$5.5	$5.6	$1.8	$(3.1)

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

Form 10-Q Part I	Cincinnati Bell Inc.

Based on current assumptions, contributions to qualified and non-qualified pension plans in 2017 are expected to be approximately $2 million each. Management expects to make cash payments of approximately $9 million related to its postretirement health plans in 2017.

For the six months ended June 30, 2017, contributions to the pension plans were $1.8 million and contributions to the postretirement plan were $4.0 million.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the six months ended June 30, 2017, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Foreign Currency Translation Loss	Total
Balance as of December 31, 2016	$(157.6)		$68.1		$(0.8)	$(90.3)
Unrealized gain on Investment in CyrusOne, net	—		8.3	(a)	—	8.3
Reclassifications, net	5.7	(b)	(76.4)	(c)	—	(70.7)
Balance as of June 30, 2017	$(151.9)		$—		$(0.8)	$(152.7)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2017	2016	2017	2016
Revenue
Entertainment and Communications	$201.4	$192.5	$396.7	$382.8
IT Services and Hardware	96.0	109.8	182.2	212.3
Intersegment	(3.4)	(3.1)	(6.7)	(7.0)
Total revenue	$294.0	$299.2	$572.2	$588.1
Intersegment revenue
Entertainment and Communications	$0.5	$0.2	$0.9	$0.6
IT Services and Hardware	2.9	2.9	5.8	6.4
Total intersegment revenue	$3.4	$3.1	$6.7	$7.0
Operating income
Entertainment and Communications	$26.4	$27.2	$24.8	$54.9
IT Services and Hardware	0.6	6.9	3.1	14.1
Corporate	(6.1)	(6.7)	(12.3)	(12.0)
Total operating income	$20.9	$27.4	$15.6	$57.0
Expenditures for long-lived assets
Entertainment and Communications	$48.0	$55.3	$97.5	$115.6
IT Services and Hardware	2.5	3.8	17.3	5.8
Corporate	—	0.1	—	0.2
Total expenditures for long-lived assets	$50.5	$59.2	$114.8	$121.6
Depreciation and amortization
Entertainment and Communications	$43.2	$41.6	$85.2	$81.8
IT Services and Hardware	3.7	3.2	7.5	6.4
Corporate	0.1	—	0.1	—
Total depreciation and amortization	$47.0	$44.8	$92.8	$88.2

	June 30, 2017	December 31, 2016
Assets
Entertainment and Communications	$1,111.8	$1,093.5
IT Services and Hardware	94.7	60.0
Corporate and eliminations	275.2	387.5
Total assets	$1,481.7	$1,541.0

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
Consolidated revenue totaling $294.0 million and $572.2 million for the three and six months ended June 30, 2017, respectively, decreased compared to the prior year primarily due to the $8.7 million and $19.6 million decline in Telecom and IT hardware sales as well as declining service revenue as our customers continued to in-source IT professionals. For the three and six months ended June 30, 2017, revenue from our strategic products totaled $171.5 million and $336.1 million, respectively, up 9% from both prior year comparable periods. These increases were offset by declining legacy sales and the above mentioned changes in the IT Services and Hardware segment.
Operating income was $20.9 million and $15.6 million for the three and six months ended June 30, 2017, respectively, down from the prior year due in large part to restructuring and severance related charges incurred to reduce field and network costs associated with our legacy copper network, reorganizations within both segments of the business in order to adjust to the increased in-sourcing of IT professionals by our customers, as well as appropriately aligning the Company for future growth. Net income totaled $2.1 million and $62.5 million for the three and six months ended June 30, 2017, respectively, including the $117.7 million gain recognized on the sale of 2.8 million CyrusOne Inc. common shares in the first quarter of 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service revenue
Entertainment and Communications	$200.0	$191.2	$8.8	5%	$394.2	$380.2	$14.0	4%
IT Services and Hardware	48.6	53.7	(5.1)	(9)%	96.3	106.2	(9.9)	(9)%
Total service revenue	$248.6	$244.9	$3.7	2%	$490.5	$486.4	$4.1	1%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset legacy declines. Fioptics revenue totaled $77.0 million for the three months ended June 30, 2017 and $150.6 million for the six months then ended, up 24% and 25% from prior year comparable periods, respectively. IT Services and Hardware revenue declined primarily due to decreases in billable headcount as a result of increased in-sourcing of IT professionals by our customers.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue
Entertainment and Communications	$0.9	$1.1	$(0.2)	(18)%	$1.6	$2.0	$(0.4)	(20)%
IT Services and Hardware	44.5	53.2	(8.7)	(16)%	80.1	99.7	(19.6)	(20)%
Total product revenue	$45.4	$54.3	$(8.9)	(16)%	$81.7	$101.7	$(20.0)	(20)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting capital spending fluctuations by our enterprise customers in our IT Services and Hardware segment.
Operating Costs

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services
Entertainment and Communications	$92.4	$85.1	$7.3	9%	$182.4	$168.9	$13.5	8%
IT Services and Hardware	34.3	39.7	(5.4)	(14)%	69.8	79.1	(9.3)	(12)%
Total cost of services	$126.7	$124.8	$1.9	2%	$252.2	$248.0	$4.2	2%
Entertainment and Communications costs increased primarily due to programming costs associated with our growing Fioptics video subscriber base and higher programming rates. IT Services and Hardware costs declined due to fewer billable resources driven by the professional services revenue reductions.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of products
Entertainment and Communications	$0.5	$0.4	$0.1	25%	$1.0	$0.9	$0.1	11%
IT Services and Hardware	38.2	45.6	(7.4)	(16)%	67.0	84.6	(17.6)	(21)%
Total cost of products	$38.7	$46.0	$(7.3)	(16)%	$68.0	$85.5	$(17.5)	(20)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$34.7	$35.5	$(0.8)	(2)%	$70.7	$70.0	$0.7	1%
IT Services and Hardware	16.8	14.0	2.8	20%	31.9	27.4	4.5	16%
Corporate	3.9	6.7	(2.8)	(42)%	9.5	12.0	(2.5)	(21)%
Total selling, general and administrative	$55.4	$56.2	$(0.8)	(1)%	$112.1	$109.4	$2.7	2%
IT Services and Hardware SG&A costs were up due to additional headcount at branch office locations to support the expansion of our national footprint. Corporate SG&A decreased from a year ago largely driven by lower consulting expenses, as well as by additional stock-based compensation expense recorded in 2016 as a result of changes in our stock price.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$43.2	$41.6	$1.6	4%	$85.2	$81.8	$3.4	4%
IT Services and Hardware	3.7	3.2	0.5	16%	7.5	6.4	1.1	17%
Corporate	0.1	—	0.1	n/m	0.1	—	0.1	n/m
Total depreciation and amortization expense	$47.0	$44.8	$2.2	5%	$92.8	$88.2	$4.6	5%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$3.6	$—	$3.6	n/m	$29.2	$—	$29.2	n/m
Other	1.7	—	1.7	n/m	2.3	—	2.3	n/m
Total other	$5.3	$—	$5.3	n/m	$31.5	$—	$31.5	n/m
Restructuring and severance related charges incurred by both segments in the second quarter of 2017 relate to company initiated reorganizations of the business in order to more appropriately align the Company for future growth. Restructuring and severance related charges incurred by the Entertainment and Communications segment during the first quarter of 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network. Other costs are due to transaction costs resulting from the acquisition of SunTel Services in the first quarter of 2017, as well as the pending merger agreements with Hawaiian Telcom and OnX committed to in July 2017. The combinations with OnX and Hawaiian Telcom are expected to close in the fourth quarter of 2017 and second half of 2018, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended June 30,				Six months ended June 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Non-operating costs
Interest expense	$18.1	$19.9	$(1.8)	(9)%	$36.1	$40.2	$(4.1)	(10)%
Loss on extinguishment of debt, net	—	5.2	(5.2)	n/m	—	2.8	(2.8)	n/m
Gain on sale of CyrusOne investment	—	(118.6)	118.6	n/m	(117.7)	(118.6)	0.9	(1)%
Other income, net	(0.6)	(1.1)	0.5	(45)%	(1.0)	(1.1)	0.1	(9)%
Income tax expense	1.3	44.4	(43.1)	n/m	35.7	49.1	(13.4)	(27)%
Interest expense continued to decrease due to the Company primarily using proceeds from the sale of a portion of its CyrusOne investment to repay debt in 2016.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million CyrusOne common shares in the first quarter of 2017. In the second quarter of 2016, the Company recognized a realized gain of $118.6 million on the sale of 3.1 million shares of CyrusOne Inc. common stock.
Income tax expense decreased year over year primarily due to lower income before tax. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, video, local voice, long distance, VoIP and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through its Cincinnati Bell Any Distance Inc. ("CBAD").

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change		2017	2016	Change	% Change
Revenue:
Data	$87.7	$86.8	$0.9	1%		$175.3	$172.0	$3.3	2%
Voice	67.1	69.1	(2.0)	(3)%		134.8	139.3	(4.5)	(3)%
Video	37.2	30.9	6.3	20%		73.2	59.9	13.3	22%
Services and Other	9.4	5.7	3.7	65%		13.4	11.6	1.8	16%
Total revenue	201.4	192.5	8.9	5%		396.7	382.8	13.9	4%
Operating costs and expenses:
Cost of services and products	95.8	88.3	7.5	8%		189.1	176.1	13.0	7%
Selling, general and administrative	34.7	35.4	(0.7)	(2)%		70.7	70.0	0.7	1%
Depreciation and amortization	43.2	41.6	1.6	4%		85.2	81.8	3.4	4%
Restructuring and severance charges	1.3	—	1.3	n/m		26.9	—	26.9	n/m
Total operating costs and expenses	175.0	165.3	9.7	6%		371.9	327.9	44.0	13%
Operating income	$26.4	$27.2	$(0.8)	(3)%		$24.8	$54.9	$(30.1)	(55)%
Operating margin	13.1%	14.1%		(1.0)	pts	6.3%	14.3%		(8.0)	pts
Capital expenditures	$48.0	$55.3	$(7.3)	(13)%		$97.5	$115.6	$(18.1)	(16)%

Metrics information (in thousands):
Fioptics units passed	556.7	478.7	78.0	16%

Internet subscribers:
DSL	93.0	121.7	(28.7)	(24)%
Fioptics	214.1	175.0	39.1	22%
Total internet subscribers	307.1	296.7	10.4	4%

Fioptics video subscribers	142.8	126.8	16.0	13%

Residential voice lines:
Legacy voice lines	104.9	131.7	(26.8)	(20)%
Fioptics voice lines	87.0	77.4	9.6	12%
Total residential voice lines	191.9	209.1	(17.2)	(8)%
Business voice lines
Legacy voice lines	177.3	203.2	(25.9)	(13)%
VoIP lines*	146.2	112.7	33.5	30%
Total business voice lines	323.5	315.9	7.6	2%
Total voice lines	515.4	525.0	(9.6)	(2)%

Long distance lines
Residential	180.9	193.8	(12.9)	(7)%
Business	123.4	135.5	(12.1)	(9)%
Total Long Distance Lines	304.3	329.3	(25.0)	(8)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three Months ended June 30,		Six Months ended June 30,
(dollars in millions)	2017	2016	2017	2016
Revenue:
Consumer
Strategic
Data	$31.2	$25.2	$61.0	$48.7
Voice	6.1	5.4	12.0	10.6
Video	36.5	30.4	71.9	58.9
Services and other	0.4	0.9	0.8	1.8
	74.2	61.9	145.7	120.0
Legacy
Data	9.0	11.8	18.6	24.0
Voice	16.9	18.7	34.7	38.5
Services and other	0.7	1.1	1.5	2.2
	26.6	31.6	54.8	64.7
Integration
Services and other	—	1.0	0.1	2.1
Total consumer revenue	$100.8	$94.5	$200.6	$186.8

Business
Strategic
Data	$24.9	$24.0	$49.8	$47.6
Voice	15.4	12.5	30.0	24.5
Video	0.7	0.5	1.3	1.0
Services and other	0.6	0.5	1.1	0.9
	41.6	37.5	82.2	74.0
Legacy
Data	4.7	5.1	9.2	10.5
Voice	24.7	28.4	50.1	57.4
Services and other	0.2	0.3	0.5	0.6
	29.6	33.8	59.8	68.5
Integration
Services and other	0.4	0.5	0.7	0.9
Total business revenue	$71.6	$71.8	$142.7	$143.4

Carrier
Strategic
Data	$10.1	$11.6	$20.8	$22.6
Services and other	5.4	—	5.4	—
	15.5	11.6	26.2	22.6
Legacy
Data	7.8	9.1	15.9	18.6
Voice	4.0	4.1	8.0	8.3
Services and other	1.7	1.4	3.3	3.1
	13.5	14.6	27.2	30.0
Total carrier revenue	$29.0	$26.2	$53.4	$52.6

Total Entertainment and Communications revenue	$201.4	$192.5	$396.7	$382.8

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue has increased from the comparable periods in the previous year due to Fioptics growth offsetting legacy access line, DSL subscriber and long-distance line loss. Our Fioptics internet subscriber base increased 21% and average revenue per user ("ARPU") was up 4% compared to the second quarter of 2016. Fioptics video subscribers as of the end of the second quarter of 2017 increased 13% compared to the same period a year ago, in addition to a 4% increase in ARPU.
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
Business
Business market revenue has remained consistent for the three and six months ended June 30, 2017 as the growth in strategic revenue continues to partially offset declines realized by our legacy and integration products and services. Data revenue from our business customers has increased as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined for the three and six months ended June 30, 2017, respectively, as the growth in VoIP lines continues to partially mitigate legacy voice and long distance lines loss.
Carrier
For the three and six months ended June 30, 2017, data revenue declined by $2.8 million and $4.5 million, respectively, as carriers increased focus on improving the efficiency of their networks as they migrate from legacy product offerings to higher bandwidth fiber solutions. Voice revenue continues to decrease in 2017 in part due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates. Strategic services and other revenue of $5.4 million is related to a one time project that was completed in the second quarter of 2017.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.0 million in the three months ended June 30, 2017 and $8.6 million in the six months ended June 30, 2017 compared to the same periods during 2016. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Additional network costs were incurred in both comparative periods of 2017 for the completion of a one time carrier project that was completed in the second quarter of 2017 as well as costs related to the new product, Hosted Communications Solution, that was launched in the fourth quarter of 2016.
Depreciation and amortization expenses for the three and six months ended June 30, 2017 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in the second quarter of 2017 are related to realigning each of our business segments. Restructuring and severance charges recorded for the six months ended June 30, 2017 include costs related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network in addition to the costs described above.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Fioptics capital expenditures
Construction	$16.2	$20.6	$31.4	$37.4
Installation	13.1	8.3	28.4	21.2
Other	1.3	3.9	6.5	11.0
Total Fioptics	30.6	32.8	66.3	69.6

Other strategic	8.5	10.8	15.9	26.3
Maintenance	8.9	11.7	15.3	19.7
Total capital expenditures	$48.0	$55.3	$97.5	$115.6
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. In the second quarter of 2017, we passed an additional 11,500 addresses with Fioptics. As of June 30, 2017, the Company is able to provide its Fioptics services to 556,700 residential and business addresses, or approximately 70% of our operating territory. Construction costs decreased compared to the prior year primarily due to slowing the build process partially offset by the timing of cash disbursements in addition to increased costs associated with building to less densely populated areas. Fioptics installation costs increased in 2017 due to the timing of purchases of set-top boxes and modems. Other Fioptics related costs include costs to expand core network capacity and for enhancements to the customer experience.
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

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2017	2016	Change	% Change		2017	2016	Change	% Change
Revenue:
Professional Services	$23.5	$27.2	$(3.7)	(14)%		$45.2	$53.4	$(8.2)	(15)%
Management and Monitoring	5.1	7.9	(2.8)	(35)%		10.1	16.0	(5.9)	(37)%
Unified Communications	11.0	10.1	0.9	9%		20.9	20.2	0.7	3%
Cloud Services	11.6	10.8	0.8	7%		25.3	21.0	4.3	20%
Telecom and IT hardware	44.8	53.8	(9.0)	(17)%		80.7	101.7	(21.0)	(21)%
Total revenue	96.0	109.8	(13.8)	(13)%		182.2	212.3	(30.1)	(14)%
Operating costs and expenses:
Cost of services and products	72.7	85.5	(12.8)	(15)%		137.4	164.1	(26.7)	(16)%
Selling, general and administrative	16.7	14.2	2.5	18%		31.9	27.7	4.2	15%
Depreciation and amortization	3.7	3.2	0.5	16%		7.5	6.4	1.1	17%
Restructuring and severance related charges	2.3	—	2.3	n/m		2.3	—	2.3	n/m
Total operating costs and expenses	95.4	102.9	(7.5)	(7)%		179.1	198.2	(19.1)	(10)%
Operating income	$0.6	$6.9	$(6.3)	(91)%		$3.1	$14.1	$(11.0)	(78)%
Operating margin	0.6%	6.3%		(5.7)	pts	1.7%	6.6%		(4.9)	pts
Capital expenditures	$2.1	$3.8	$(1.7)	(45)%		$7.7	$5.8	$1.9	33%

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Revenue
The following IT Services and Hardware services and products have either been classified as strategic or integration:

	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	2017	2016	2017	2016
Strategic business revenue
Professional Services	$18.4	$23.1	$36.7	$45.4
Management and Monitoring	5.1	7.9	10.1	16.0
Unified Communications	7.4	7.3	14.5	14.8
Cloud Services	11.6	10.8	25.3	21.0
Total strategic business revenue	42.5	49.1	86.6	97.2

Integration business revenue
Professional Services	5.1	4.1	8.5	8.0
Unified Communications	3.6	2.8	6.4	5.4
Telecom and IT hardware	44.8	53.8	80.7	101.7
Total integration business revenue	53.5	60.7	95.6	115.1
Total IT Services and Hardware revenue	$96.0	$109.8	$182.2	$212.3
For the three and six months ended June 30, 2017, strategic professional services and management and monitoring revenue decreased primarily due to declines in billable headcount as a result of increased IT in-sourcing by our customers. Increased cloud services revenue has primarily been driven by the increase in virtual machines within our current customer base.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the reduction in capital spending by our enterprise customers. The change in spending by our customers may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets and general economic conditions.
Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and reductions in headcount-related costs associated with professional services. For the three and six months ended June 30, 2017, costs of goods sold related to Telecom and IT hardware sales decreased $9.3 million and $19.5 million, respectively, from the prior year due to lower Telecom and IT hardware sales. Changes in billable resources driven by the professional services revenue reductions contributed to payroll costs decreasing $2.4 million in the three months ended June 30, 2017 and $4.9 million in the six months ended June 30, 2017 compared to the same periods during 2016. The remaining decrease for both comparable periods is due to lower contract service costs as a result of the decrease in professional services revenue.
SG&A costs increased due to additional headcount at branch locations to support the expansion of our national footprint.
Restructuring and severance related charges of $2.3 million related to the reorganization initiated to better align the segment for future growth.
Capital Expenditures
Capital expenditures increased during the six months ended June 30, 2017 due to projects supporting the growth of our strategic products. Capital expenditures decreased during the three months ended June 30, 2017 due to the timing of completion of certain customer related projects in the first quarter of 2017 as compared to the same quarter of 2016.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of June 30, 2017, the Company had $1,126.9 million of outstanding indebtedness and an accumulated deficit of $2,669.6 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $122.9 million and $97.9 million of cash flows from operations during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had $308.3 million of short-term liquidity, comprised of $58.2 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $100.1 million available under the Receivables Facility.
As of June 30, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $106.4 million. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability, renew the facility, which is subject to renewal every 364 days, until May 2018, and extend the facility's termination date to May 2019. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
Cash Flows
Cash provided by operating activities during the six months ended June 30, 2017 totaled $122.9 million, an increase of $25.0 million compared to the same period in 2016. The increase is due primarily to a $15.3 million decrease in interest payments resulting from the Company refinancing the 8 3/4% Senior Notes due 2020, with 7% senior notes due 2024 in the third quarter of 2016 and due to a decrease in borrowings under the Tranche B Term Loan Facility. The remaining increase is due to the Company's discontinued wireless operations, including the decommissioning of wireless towers, using $6.7 million of cash in the first half of 2016, and improved working capital.

Cash flows provided by investing activities during the six months ended June 30, 2017 totaled $26.3 million, an increase of $1.2 million compared to the same period in 2016. The increase is due to a $16.4 million decrease in capital expenditures year-over-year. This increase was partially offset by $9.6 million of net cash used to acquire SunTel Services in 2017, and a $4.9 million decrease in dividends received from CyrusOne compared to the prior year.

Cash flows used by financing activities during the six months ended June 30, 2017 totaled $100.7 million, compared to $120.8 million used in the prior year. In the first half of 2017, we repaid $89.5 million on the Receivables Facility, compared to borrowing $15.4 million in the prior year. Debt repayments totaled $4.2 million for the six months ended June 30, 2017, a decrease of $120.4 million over the prior year. We also repurchased and retired approximately 0.2 million shares of the Company's common stock for $4.6 million in the prior year.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the financial covenants under the Corporate Credit Agreement as of June 30, 2017.

The Company's ability to make restricted payments, which include share repurchases and common stock dividends, is limited to a total of $15 million given that our Consolidated Total Leverage Ratio, as defined in the Corporate Credit Agreement, exceeds 3.50 to 1.00 as of June 30, 2017.  The Company may make restricted payments of $45 million annually when the Consolidated Total Leverage Ratio is less than or equal to 3.50 to 1.00. There are no dollar limits on restricted payments when the Consolidated Total Leverage Ratio is less than or equal to 3.00 to 1.00. These restricted payment limitations do not impact the Company's ability to make regularly scheduled dividend payments on its 6 3/4% Cumulative Convertible Preferred Stock. Furthermore, the Company may make restricted payments in the form of share repurchases or dividends, subject to a $35 million annual cap with carryovers, subject to terms and conditions set forth in the Corporate Credit Agreement. The Corporate Credit Agreement provides that the Tranche B Term Loan participates in mandatory prepayments subject to the terms and conditions (including with respect to payment priority) set forth in the restated Corporate Credit Agreement. Other revisions were also affected pursuant to the amended agreement, including with respect to financial covenant compliance levels.

In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. The following table presents the calculations of the most restrictive debt covenant, the Consolidated Total Leverage Ratio, as of and for the twelve month period ended June 30, 2017:

(dollars in millions)
Consolidated Total Leverage Ratio	3.99
Maximum ratio permitted for compliance	5.00
Consolidated Total Funded Indebtedness additional availability	$275.4
Consolidated EBITDA clearance over compliance threshold	$55.1

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

One of the financial covenants permits the issuance of additional indebtedness up to a 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA Ratio (as defined by the individual indentures). Once the Company exceeds this ratio, the Company is not in default under the terms of the indentures; however, additional indebtedness may only be incurred in specified permitted baskets, including a basket which allows $750 million of total Corporate Credit Agreement debt (Revolver and Term Loans). We also have baskets for capital lease incurrences, borrowings against the Receivables Facility, refinancings of existing debt, and other debt incurrences. In addition, the Company's ability to make restricted payments, which include share repurchases and common stock dividends, would be limited to specific allowances. As of June 30, 2017, the Company was below the 5:00 to 1:00 Consolidated Adjusted Senior Debt to EBITDA ratio.

Form 10-Q Part I	Cincinnati Bell Inc.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million. As of June 30, 2017, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2016 for a complete description of regulatory matters. Certain regulatory matters changed as a result of changes that occurred in the first and second quarter of 2017 which are described below.
Special Access/Business Data Services
In April 2017, the FCC adopted an Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services are competitive in all geographic markets and will no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users will depend upon the competitive status of the county in which the service is provided. The FCC will designate counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation will be eliminated for these TDM end user services in competitive counties and in non-competitive counties price regulation will continue although carriers will be permitted to offer contract tariffs and volume and term discounts. The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s ILEC territory as competitive. Nearly all of the Company’s current special access revenue is derived from the competitive counties. The Company is currently in the process of evaluating the impact to the business.
IP Transition
During the second quarter of 2017, the FCC opened several proceedings aimed at removing barriers to wireline and wireless broadband deployment. Among the proposals being considered are rule changes that would streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service to speed the transition from legacy copper-based TDM services to IP services; reform the pole attachment rules to make it easier for providers to attach equipment necessary for next-generation networks; and streamline and speed up the state and local infrastructure review process.  The final rules and timing of FCC adoption of such rules remains uncertain.

Broadband Internet Access/Net Neutrality
In March 2017, Congress adopted a resolution under the Congressional Review Act to invalidate the new broadband privacy and security rules approved by the FCC in November 2016.  As a result of this action, rather than implementing the restrictive measures mandated in the 2016 Order, Internet service providers will continue to abide by the privacy rules in effect prior to adoption of the 2016 Order. In May 2017, the FCC opened a new proceeding in which it proposed reinstating the information service classification of broadband Internet access service that existed prior to 2015 when the FCC adopted the current Title II classification. If the FCC moves forward with the proposed reclassification, it is unknown at this time what, if any, standards they would attempt to apply to Internet service provider practices.

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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2016 for a complete description of future operating trends for our business.

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

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and six months ended June 30, 2017.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2017 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2017 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Risks Relating to the Merger with Hawaiian Telcom
The merger (the “merger”) of Hawaiian Telcom Holding, Inc. (“Hawaiian Telcom”) into a wholly owned subsidiary of the Company is subject to the expiration or termination of waiting periods and receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on the Company following the closing of the merger (the “combined company”) or, if not obtained, could prevent completion of the merger.
Before the merger may be completed, the applicable waiting period must expire or terminate under the Hart-Scott-Rodino Act and clearances or approvals must be obtained from various regulatory entities, including the FCC, the State of Hawaii Department of Commerce and Consumer Affairs and the Hawaii Public Utilities Commission. There can be no assurance that all of these required consents, orders, approvals and clearances will be obtained, or will be obtained on a timely basis. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider, among other things, the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The merger agreement may require the Company and Hawaiian Telcom to comply with conditions imposed by regulatory entities, even if these conditions adversely affect the Company or Hawaiian Telcom. On the other hand, although the Company and Hawaiian Telcom must use reasonable best efforts to obtain the applicable regulatory approvals, neither company is required to take any action with respect to obtaining regulatory approval that, individually or in the aggregate, would be reasonably likely to have a Material Adverse Effect (as defined in the agreement and plan of merger date July 9, 2017 (the “merger agreement”), among Hawaiian Telcom, the Company and Twin Acquisition Corp.) on either Hawaiian Telcom or the Company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger. In addition, the Company cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.
The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Any delay in completing the merger may reduce or eliminate the benefits expected.
In addition to the required stockholder approval and regulatory clearances and approvals, the merger is subject to certain other conditions beyond the control of the Company that may prevent, delay, or otherwise materially adversely affect completion of the merger. The Company cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the merger for a period of time, reducing or eliminating some anticipated benefits of the merger, or prevent completion of the merger from occurring at all.

Form 10-Q Part II	Cincinnati Bell Inc.

The pendency of the merger could materially adversely affect the future business and operations of the Company and/or result in a loss of employees for the Company.
In connection with the pending merger, while it is not expected by the management of the Company, it is possible that some customers, suppliers and other persons with whom the Company has a business relationship may delay or defer certain business decisions, which could negatively impact revenues, earnings and cash flows of the Company, as well as the market prices of the Company’s common shares, regardless of whether the merger is completed. Similarly, current and prospective employees of the Company may experience uncertainty about their future roles within the combined company following completion of the merger, which may materially adversely affect the ability of the Company to attract and retain key employees.
The pursuit of the merger and the preparation for the integration may place a significant burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the Company’s financial results.
In addition, the merger agreement restricts the Company, on the one hand, and Hawaiian Telcom, on the other, without the other party’s consent, from making certain acquisitions and dispositions and taking other specified actions while the merger is pending. These restrictions may prevent the Company from pursuing attractive business opportunities and making other changes to its business prior to completion of the merger or termination of the merger agreement.
The Company’s shareholders will be diluted by the merger.
The merger will dilute the ownership position of the Company’s current shareholders. The Company expects to issue approximately 7.8 million of the Company’s common shares to Hawaiian Telcom stockholders in the merger (including common shares of the Company to be issued in connection with outstanding Hawaiian Telcom equity awards). As a result of these issuances, the Company’s current shareholders and Hawaiian Telcom’s stockholders are expected to hold approximately 85% and 15%, respectively, of the Company’s outstanding common stock immediately following completion of the merger.
Risks Relating to the Combined Company Upon Completion of the Merger
If completed, the merger may not achieve its intended results, and the Company and Hawaiian Telcom may be unable to successfully integrate their operations.
The Company and Hawaiian Telcom entered into the merger agreement with the expectation that the merger will result in various benefits, including, among other things, expanding the Company’s asset base and creating synergies and opportunities for cost savings. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of the Company and Hawaiian Telcom can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.
The combined company is expected to incur expenses related to the integration of the Company and Hawaiian Telcom.
The combined company is expected to incur expenses in connection with the integration of the Company and Hawaiian Telcom. There are a number of back-office information technology systems, processes and policies that will need to be addressed during the integration. While the Company and Hawaiian Telcom have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.

Form 10-Q Part II	Cincinnati Bell Inc.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger.
Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either the Company’s or Hawaiian Telcom’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which could pose substantial challenges for management. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.
Uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
The Company and Hawaiian Telcom are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The Company’s success until the merger and the combined company’s success after the merger will depend in part upon the ability of the Company and Hawaiian Telcom to retain key management personnel and other key employees. Current and prospective employees of the Company and Hawaiian Telcom may experience uncertainty about their roles within the combined company following the merger, which may have an adverse effect on the ability of the Company and Hawaiian Telcom to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of the Company and Hawaiian Telcom to the same extent that the Company and Hawaiian Telcom have previously been able to attract or retain their own employees.
The combined company will have substantial indebtedness following the merger and the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect.
The Company expects to obtain new credit facilities in order to provide funds to (i) refinance its existing credit facilities, (ii) finance in part the cash portion of the merger consideration, (iii) refinance existing indebtedness of Hawaiian Telcom and (iv) pay other costs and expenses incurred in connection with the merger and related transactions. The receipt of financing by the Company, however, is not a condition to completion of the merger. In addition to the new credit facilities, the Company may incur other indebtedness, including senior indebtedness, to finance the merger and related transactions. Following completion of the merger, the combined company will have substantial indebtedness and the credit ratings of the combined company and its subsidiaries may be different from what the companies currently expect.
This substantial indebtedness may adversely affect the business, financial condition and operating results of the combined company, including:

•	making it more difficult for the combined company to satisfy its debt service obligations;

•
requiring the combined company to dedicate a substantial portion of its cash flows to debt service obligations, thereby potentially reducing the availability of cash flows to pay cash dividends and to fund working capital, capital expenditures, acquisitions, investments and other general operating requirements;

•
limiting the ability of the combined company to obtain additional financing to fund its working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general operating requirements;

•	restricting the combined company from making strategic acquisitions or taking advantage of favorable business opportunities;

•	placing the combined company at a relative competitive disadvantage compared to competitors that have less debt;

•
limiting flexibility to plan for, or react to, changes in the businesses and industries in which the combined company operates, which may adversely affect the combined company’s operating results and ability to meet its debt service obligations;

•	increasing the vulnerability of the combined company to adverse general economic and industry conditions, including changes in interest rates; and

•	limiting the ability of the combined company to refinance its indebtedness or increasing the cost of such indebtedness.
If the combined company incurs additional indebtedness following the merger, the risks related to the substantial indebtedness of the combined company may intensify.

Form 10-Q Part II	Cincinnati Bell Inc.

The merger may involve unexpected costs, unexpected liabilities or unexpected delays.
The Company currently expects to incur substantial costs and expenses relating directly to the merger, including debt refinancing costs, fees and expenses payable to financial advisors, professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. In addition, the merger and post-merger integration process may give rise to unexpected liabilities and costs, including costs associated with the defense and resolution of possible litigation or other claims, which may significantly increase the related costs and expenses incurred by the combined company.
Risks Related to the Acquisition of OnX
The acquisition of OnX Holdings LLC (“OnX”) is subject to conditions, including regulatory approval under the Hart-Scott-Rodino Act and certain conditions that may not be satisfied or completed on a timely basis, if at all. Any delay in completing the acquisition of OnX may reduce or eliminate the benefits expected.
Before the acquisition of OnX may be completed, the applicable waiting period must expire or terminate under the Hart-Scott-Rodino Act. In addition to this regulatory approval, the acquisition of OnX is subject to certain other conditions beyond the control of the Company that may prevent, delay, or otherwise materially adversely affect completion of the acquisition. The Company cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the acquisition of OnX for a period of time, reducing or eliminating some anticipated benefits of the acquisition, or prevent completion of the acquisition from occurring at all.
The pursuit of the acquisition of OnX and the preparation for the integration may place a significant burden on the Company’s management and internal resources.
The pursuit of the acquisition of OnX and the preparation for the integration may place a significant burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect the Company’s financial results.
If completed, the acquisition of OnX may not achieve its intended results, and the Company may be unable to successfully integrate OnX's operations.
The Company entered into the merger agreement with OnX with the expectation that the acquisition will result in various benefits, including, among other things, expanding the Company’s asset base and creating synergies and opportunities for cost savings. Achieving the anticipated benefits of the acquisition of OnX is subject to a number of uncertainties, including whether the businesses of the Company and OnX can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Company’s ability to achieve the anticipated benefits of the acquisition of OnX. The Company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the Company’s future business, financial condition, operating results and prospects.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2017, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the six months ended June 30, 2017.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(2.1)
Agreement and Plan of Merger, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Acquisition Corp. and Hawaiian Telcom Holdco, Inc. (Exhibit 2.1 to Current Report of Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(2.2)
Agreement and Plan of Merger, dated as of July 9, 2017, among Cincinnati Bell Inc., Yankee Acquisition LLC, OnX Holdings LLC and MLN Holder Rep LLC (Exhibit 2.2 to Current Report of Form 8-K, date of Report July 10, 2017, File No. 1-8519).

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
(4.1)
First Supplemental Indenture dated April 3, 2017 among Cincinnati Bell Inc., SunTel Services LLC and Regions Bank, as Trustee (Exhibit 99.1 to Current Report of Form 8-K, date of Report April 3, 2017, File No. 1-8519).

(4.2)
Second Supplemental Indenture dated May 31, 2017, among Cincinnati Bell Inc., Cincinnati Bell Telephone Company LLC, Cincinnati Bell Extended Territories LLC, and Regions Bank, as Trustee. (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 31, 2017, File No. 1-8519).

(10.1)
Tenth Amendment to Amended and Restated Receivables Purchase Agreement dated May 26, 2017, among Cincinnati Bell Funding LLC, Cincinnati Bell Inc. as Servicer and as Performance Guarantor, PNC Bank, National Association as Administrator for each Purchaser Group, as LC Bank and the Swingline Purchaser (Exhibit 10.2 to Current Report on Form 8-K, date of Report May 31, 2017, File No. 1-8519).

(10.2)
Voting Agreement, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Haven Capital Partners, L.L.C. and the affiliates of Twin Haven Capital Partners, L.L.C. party thereto (Exhibit 10.1 to Current Report of Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(10.3)
Commitment Letter, dated as of July 9, 2017, between Cincinnati Bell Inc. and Morgan Stanley Senior Funding, Inc. (Exhibit 10.2 to Current Report of Form 8-K, date of Report July 10, 2017, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	August 4, 2017	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	August 4, 2017	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Accounting Officer