Form 10-Q
period 2017-09-30
CINCINNATI BELL INC
filed 2017-11-02
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

At October 31, 2017, there were 42,185,514 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Services	$244.3	$246.7	$734.8	$733.1
Products	44.9	65.7	126.6	167.4
Total revenue	289.2	312.4	861.4	900.5
Costs and expenses
Cost of services, excluding items below	129.0	127.7	381.2	375.7
Cost of products sold, excluding items below	33.6	56.1	101.6	141.6
Selling, general and administrative, excluding items below	54.5	55.5	166.6	164.9
Depreciation and amortization	47.3	46.5	140.1	134.7
Restructuring and severance related charges	—	—	29.2	—
Transaction and integration costs	12.1	—	14.4	—
Other	—	1.1	—	1.1
Total operating costs and expenses	276.5	286.9	833.1	818.0
Operating income	12.7	25.5	28.3	82.5
Interest expense	18.8	17.9	54.9	58.1
Loss on extinguishment of debt, net	—	11.4	—	14.2
Gain on sale of Investment in CyrusOne	—	(33.3)	(117.7)	(151.9)
Other expense (income), net	4.5	(0.1)	3.5	(1.2)
(Loss) income before income taxes	(10.6)	29.6	87.6	163.3
Income tax expense	0.6	10.8	36.3	59.9
Net (loss) income	(11.2)	18.8	51.3	103.4
Preferred stock dividends	2.6	2.6	7.8	7.8
Net (loss) income applicable to common shareowners	$(13.8)	$16.2	$43.5	$95.6

Basic net (loss) earnings per common share	$(0.33)	$0.39	$1.03	$2.28
Diluted net (loss) earnings per common share	$(0.33)	$0.38	$1.03	$2.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(11.2)	$18.8	$51.3	$103.4
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	—	8.3	—
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	—	(76.4)	—
Foreign currency translation gain (loss)	0.1	—	0.1	(0.1)
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.4), ($1.2), ($1.2), ($3.9)	(0.8)	(2.4)	(2.2)	(7.1)
Amortization of net actuarial loss included in net income, net of tax of $1.9, $2.1, $5.9, $6.4	3.6	3.8	10.7	11.6
Total other comprehensive income (loss)	2.9	1.4	(59.5)	4.4
Total comprehensive (loss) income	$(8.3)	$20.2	$(8.2)	$107.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$43.7	$9.7
Receivables, less allowances of $10.3 and $9.9	170.0	178.6
Inventory, materials and supplies	19.8	22.7
Prepaid expenses	17.7	15.0
Other current assets	6.6	3.9
Total current assets	257.8	229.9
Property, plant and equipment, net	1,112.8	1,085.5
Investment in CyrusOne	—	128.0
Goodwill	18.6	14.3
Deferred income taxes, net	50.4	64.5
Other noncurrent assets	17.7	18.8
Total assets	$1,457.3	$1,541.0
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$12.0	$7.5
Accounts payable	109.0	105.9
Unearned revenue and customer deposits	32.6	36.3
Accrued taxes	19.2	12.9
Accrued interest	13.4	12.7
Accrued payroll and benefits	35.3	25.7
Other current liabilities	31.2	31.9
Total current liabilities	252.7	232.9
Long-term debt, less current portion	1,120.8	1,199.1
Pension and postretirement benefit obligations	186.3	197.7
Other noncurrent liabilities	31.0	33.0
Total liabilities	1,590.8	1,662.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2017 and December 31, 2016; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,182,031 and 42,056,237 shares issued; 42,182,031 and 42,056,237 shares outstanding at September 30, 2017 and December 31, 2016	0.4	0.4
Additional paid-in capital	2,567.3	2,570.9
Accumulated deficit	(2,680.8)	(2,732.1)
Accumulated other comprehensive loss	(149.8)	(90.3)
Total shareowners’ deficit	(133.5)	(121.7)
Total liabilities and shareowners’ deficit	$1,457.3	$1,541.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income	$51.3	$103.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140.1	134.7
Loss on extinguishment of debt, net	—	14.2
Gain on sale of Investment in CyrusOne	(117.7)	(151.9)
Provision for loss on receivables	5.6	7.2
Noncash portion of interest expense	1.5	2.4
Deferred income taxes	35.9	59.3
Pension and other postretirement payments less than (in excess of) expense	2.1	(3.9)
Stock-based compensation	5.2	4.8
Other, net	1.1	(3.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	20.8	(11.0)
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(1.7)	(6.0)
Increase (decrease) in accounts payable	2.4	(3.9)
Increase (decrease) in accrued and other current liabilities	11.1	(3.9)
Decrease (increase) in other noncurrent assets	1.8	(2.1)
(Decrease) increase in other noncurrent liabilities	(2.7)	1.4
Net cash provided by operating activities	156.8	141.6
Cash flows from investing activities
Capital expenditures	(148.2)	(188.8)
Increase in restricted cash	—	(90.7)
Proceeds from sale of Investment in CyrusOne	140.7	181.2
Acquisitions of businesses	(9.6)	—
Dividends received from Investment in CyrusOne	—	6.2
Other, net	0.3	(0.8)
Net cash used in investing activities	(16.8)	(92.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	425.0
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(89.5)	5.9
Repayment of debt	(6.4)	(461.0)
Debt issuance costs	(1.3)	(8.4)
Dividends paid on preferred stock	(7.8)	(7.8)
Common stock repurchase	—	(4.8)
Other, net	(1.0)	3.5
Net cash used in financing activities	(106.0)	(47.6)
Net increase in cash and cash equivalents	34.0	1.1
Cash and cash equivalents at beginning of period	9.7	7.4
Cash and cash equivalents at end of period	$43.7	$8.5

Noncash investing and financing transactions:
Accrual of CyrusOne dividends	$—	$1.2
Acquisition of property by assuming debt and other noncurrent liabilities	$16.7	$10.9
Acquisition of property on account	$19.8	$43.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this, or a portion of this, limited operating territory could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.
The Company has receivables with one large customer, General Electric Company, that makes up 14% and 21% of the outstanding accounts receivable balance at September 30, 2017 and December 31, 2016, respectively. This same customer represented 12% of consolidated revenue for the three and nine months ended September 30, 2016.
Merger and Acquisition Activity — On October 2, 2017, we consummated our previously announced acquisition of OnX Holdings LLC ("OnX"), a privately held company that provides technology services and solutions to enterprise customers in the U.S., Canada and the U.K. The acquisition of OnX, originally announced on July 10, 2017, indicated that the purchase price of $201 million was subject to customary post-closing adjustments. Based on preliminary working capital adjustments, the cash consideration exchanged for the acquisition on October 2, 2017 was $242.3 million. The final purchase price is subject to completion of post-closing adjustments. The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, are not possible at this time.
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
Based on (1) the closing price of Cincinnati Bell’s common shares of $19.45 as of October 27, 2017, (2) the number of shares of Hawaiian Telcom common stock outstanding as of August 8, 2017, (3) the number of shares of Hawaiian Telcom common stock potentially issuable in respect of RSUs under Hawaiian Telcom benefit and compensation plans between August 17, 2017 and the closing date and (4) the number of shares of Hawaiian Telcom common stock potentially issuable in respect of Annual and Retention Bonuses under Hawaiian Telcom benefit and compensation plans outstanding between August 17, 2017 and the closing date (which aggregate number of shares of Hawaiian Telcom common stock in clauses (2) through (4) equals the maximum number of shares of Hawaiian Telcom common stock that could be outstanding as of the closing date), the estimated total consideration, less Hawaiian Telcom’s existing indebtedness of approximately $310 million as of June 30, 2017 to be repaid in conjunction with the merger, is approximately $380 million. The estimated total consideration expected to be transferred may not represent what the actual total consideration transferred will be when the merger is completed. The fair value of equity securities issued as part of the total consideration transferred is required to be measured on the closing date of the merger at the then current number of Hawaiian Telcom shares of common stock outstanding and RSUs that will vest between August 17, 2017 and the closing date. This requirement will likely result in equity and cash components different from what has been estimated as of September 30, 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

The merger is subject to standard closing conditions including the approval of Hawaiian Telcom's stockholders, the approval of the listing of additional shares of Cincinnati Bell common stock to be issued to Hawaiian Telcom’s stockholders, required federal and state regulatory approvals and other customary closing conditions. We expect the merger to close in the second half of 2018.
In connection with the mergers with Hawaiian Telcom and OnX, we secured financing for $1,150 million in senior secured credit facilities and senior notes, as described in Note 3, that, in addition to cash on hand and other sources of liquidity, are expected to be used to repay the existing indebtedness of Hawaiian Telcom, pay the cash consideration for both mergers, repay certain indebtedness of the Company and pay the fees and expenses in connection with both mergers.
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
The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period.
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
During 2016, the Company reclassed $14.5 million of Alternative Minimum Tax ("AMT") refundable tax credits from "Deferred income taxes, net" to "Receivables" as these credits were expected to be utilized during 2017. In the nine months ended September 30, 2017, the Company reclassed an additional $10.2 million from "Deferred income taxes, net" to "Receivables." In the second quarter of 2017, the Company received $14.5 million of payments related to the 2016 AMT tax credits. Acceleration of the AMT refundable tax credits was the result of the Company's decision to make an election on its 2016 federal income tax return to claim the credits in lieu of claiming bonus depreciation. New tax legislation enacted in 2015 increased the amount of AMT credits that can be claimed beginning with the 2016 tax year. The Company plans to make the same election on its 2017 federal income tax return.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in Accounting Standards Codification ("ASC") 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company plans to adopt the standard effective January 1, 2018, and will be applied retrospectively for prior periods. The Company estimates approximately $2 million and $1 million of other components of net benefit cost will be reclassed from "Cost of Services" and "Selling, general and administrative," respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations upon adoption.
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
In November 2016, the FASB issued ASU 2016-16, Statement of Cash Flow - Restricted Cash, which amends ASC 230 to require that a statement of cash flows explain the change during the period in total cash, cash equivalents, and amounts described as restricted cash. As a result, amounts classified as restricted cash will now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to early adopt the standard effective December 31, 2017. The adoption of this standard will not result in a prior period adjustment for the twelve months ended December 31, 2016.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adopting this standard effective January 1, 2018 is not expected to have a material affect on the Company’s consolidated statement of cash flows.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The primary impact of adoption is the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital starting in the first quarter of fiscal year 2017.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of the date of adoption. Effective January 1, 2017, we adopted a prospective company-wide policy change due to the change in accounting principle and now record forfeitures as they are incurred on a go-forward basis. As a result of the change in accounting principle, the cumulative-effect adjustment to retained earnings to account for the accounting policy election was immaterial to the financial statements.

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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt using the full retrospective method is dependent on the successful and timely implementation of a revenue software application procured from a third-party provider, as well as the completion of our analysis of information necessary to restate prior period financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

We have reached conclusions on our key accounting assessments related to the standard and are finalizing our accounting policies. Based on our initial assessment, we believe the timing of revenue recognition for our Entertainment and Communications segment, and certain revenue streams within our IT Services and Hardware segment, will not materially change. However, we are continuing to assess the potential impact of the standard on the treatment of Telecom and IT hardware revenue and our current practice of recording hardware revenue on a gross basis versus net. As a part of this assessment, we are analyzing ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. This guidance could materially change revenue and cost of products. In addition, we are still finalizing our accounting policies related to variable consideration, rebates and certain contract assets and liabilities. We are still assessing the full impact of disclosure requirements; however, upon adopting FASB ASC Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements related to disaggregated revenue, contract balances and performance obligations.
In preparation for adoption of the standard, we have implemented internal controls, new system functionality and revised business processes to prepare financial information in accordance with the standard. These new processes and procedures ensure data utilized for financial reporting is complete and accurate and is assessed in accordance with the guidelines of the standard. We are assessing new internal controls to address risks associated with applying the five-step model, as well as monitoring controls to identify new sales arrangements or changes in our business environment that will affect our current accounting assessment.
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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	September 30,
(in millions, except per share amounts)	2017	2016
Numerator:
Net (loss) income	$(11.2)	$18.8
Preferred stock dividends	2.6	2.6
Net (loss) income applicable to common shareowners - basic and diluted	$(13.8)	$16.2
Denominator:
Weighted average common shares outstanding - basic	42.2	42.0
Stock-based compensation arrangements	—	0.1
Weighted average common shares outstanding - diluted	42.2	42.1
Basic (loss) earnings per common share	$(0.33)	$0.39
Diluted (loss) earnings per common share	$(0.33)	$0.38

	Nine Months Ended
	September 30,
(in millions, except per share amounts)	2017	2016
Numerator:
Net income	$51.3	$103.4
Preferred stock dividends	7.8	7.8
Net income applicable to common shareowners - basic and diluted	$43.5	$95.6
Denominator:
Weighted average common shares outstanding - basic	42.1	42.0
Stock-based compensation arrangements	0.2	0.1
Weighted average common shares outstanding - diluted	42.3	42.1
Basic earnings per common share	$1.03	$2.28
Diluted earnings per common share	$1.03	$2.27

For the three months ended September 30, 2017, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2017, awards under the Company's stock-based compensation plans for common shares of 0.2 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2016, awards under the Company's stock-based compensation plans for common shares of 0.2 million and 0.4 million, respectively, were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Debt
The Company’s debt consists of the following:

(dollars in millions)	September 30, 2017	December 31, 2016
Current portion of long-term debt:
Capital lease obligations and other debt	$12.0	$7.5
Current portion of long-term debt	12.0	7.5
Long-term debt, less current portion:
Receivables Facility	—	89.5
Corporate Credit Agreement - Tranche B Term Loan	315.8	315.8
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	72.4	62.0
	1,123.4	1,202.5
Net unamortized premium	8.0	8.5
Unamortized note issuance costs	(10.6)	(11.9)
Long-term debt, less current portion	1,120.8	1,199.1
Total debt	$1,132.8	$1,206.6

Corporate Credit Agreement
There were no outstanding borrowings on the Corporate Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of September 30, 2017. On October 2, 2017, the Company entered into a new Credit Agreement (the “Credit Agreement”) and Revolving Credit Facility that terminated the existing Corporate Credit Agreement.
New Revolving Credit Facility and Term Loan Facility (Credit Agreement)
In October 2017, the Company entered into a new Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility (including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million) (the “Revolving Credit Facility”) and (ii) a seven-year $600 million senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The Revolving Credit Facility expires in October 2022 and the Term Loan Facility expires in October 2024.
Borrowings under the Credit Facilities will bear interest, at the Company’s option, at a rate per annum determined by reference to either the London Interbank Offered Rate (“LIBOR”) or an adjusted base rate, in each case plus an applicable margin.  In the case of the Term Loan Facility, the adjusted base rate and LIBOR will not, in any event, be less than 2.00% and 1.00%, respectively.  The applicable margin for the Credit Facilities with respect to LIBOR borrowings will be 3.75% and, with respect to adjusted base rate borrowings, will be 2.75%.  In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum.
On October 2, 2017, the Term Loan Facility net proceeds of $577.0 million, after fees, expenses and note discount, were used to repay the remaining $315.8 million outstanding principal amount of its Tranche B Term Loan and accrued and unpaid interest. As a result, a loss on extinguishment of debt will be recorded in the fourth quarter of approximately $3 million. The remaining proceeds of the Term Loan Facility were used to fund the purchase price and associated transaction costs of the acquisition of OnX that closed on October 2, 2017.
As a result of the Company entering into the Credit Agreement in October 2017, certain previously deferred costs associated with the Corporate Credit Agreement's revolving credit facility will be written off in the fourth quarter. The loss on extinguishment of debt associated with the transaction is expected to be less than $1 million.

Form 10-Q Part I	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility
As of September 30, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $96.4 million remaining availability on the total borrowing capacity of $102.7 million. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2018. The facility's termination date is in May 2019 and was not changed by this amendment. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of the Company's other subsidiaries or the Company.
New 8% Senior Notes due 2025
In October 2017, CB Escrow Corp. (the “Issuer”), an Ohio corporation and wholly owned subsidiary of Cincinnati Bell Inc., closed the private offering of $350 million aggregate principal amount of 8% senior notes due 2025 (the “8% Senior Notes”) at par. The 8% Senior Notes were issued pursuant to an indenture, dated as of October 6, 2017 (the “Indenture”), between the Issuer and Regions Bank, as trustee.
Concurrently with the closing of the offering, the Issuer entered into an escrow agreement (the “Escrow Agreement”) pursuant to which the initial purchasers of the 8% Senior Notes on behalf (and at the direction) of the Issuer, deposited the gross proceeds of the offering into an escrow account. The Issuer deposited into the escrow account an additional amount of cash that will be sufficient to pay all interest that would accrue on the Notes up to, but not including, October 9, 2018.
The offering of the 8% Senior Notes is part of the financing of the cash portion of the merger consideration for the previously announced acquisition of Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) by the Company (the “HCOM Acquisition”). At the closing of the HCOM Acquisition, the Issuer will merge with and into the Company (the “Escrow Merger”), with the Company continuing as the surviving corporation. At the time of the Escrow Merger, the Company will assume the obligations of the Issuer under the 8% Senior Notes and the Indenture (the “Assumption”) and, subject to the satisfaction of certain other conditions, the proceeds from the offering will be released from the escrow account to the Company. In the event that the HCOM Acquisition has not occurred on or prior to January 9, 2019, the Issuer has notified the escrow agent that the HCOM Acquisition will not be consummated, the Agreement and Plan of Merger, dated as of July 9, 2017, among Hawaiian Telcom, the Company and Twin Acquisition Corp. has been terminated or the Issuer fails, after receiving written notice from the escrow agent of the Issuer’s failure to timely deposit cash into the escrow account equal to 30 days of interest that would accrue on the 8% Senior Notes to deposit such amount of cash within five business days after receipt of such notice, the Issuer will be required to redeem all of the 8% Senior Notes at a redemption price equal to 100% of the initial issue price, plus accrued and unpaid interest to, but excluding, the redemption date.
The 8% Senior Notes will bear interest at a rate of 8.000% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2018, to persons who are registered holders of the 8% Senior Notes on the immediately preceding April 1 and October 1, respectively. The 8% Senior Notes will mature on October 15, 2025.

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2016	$11.0	$0.2	$11.2
Charges	25.6	—	25.6
Utilizations	(12.7)	—	(12.7)
Balance as of March 31, 2017	23.9	0.2	24.1
Charges	3.6	—	3.6
Utilizations	(4.4)	—	(4.4)
Balance as of June 30, 2017	23.1	0.2	23.3
Charges	—	—	—
Utilizations	(9.8)	(0.1)	(9.9)
Balance as of September 30, 2017	$13.3	$0.1	$13.4

The Company had no severance charges in the third quarter of 2017. In the second quarter of 2017, the Company initiated reorganizations within both segments of the business in order to more appropriately align the Company for future growth. As a result, head count reductions were made resulting in a $3.6 million severance charge. In the first quarter of 2017, the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce field and network costs within our legacy copper network. As a result, a severance charge of $25.6 million was recorded to the Entertainment and Communications segment. The Company made severance payments during the nine months ended September 30, 2017 for employee separations associated with the previously discussed initiatives.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2016	$7.5	$3.0	$0.7	$11.2
Charges	25.6	—	—	25.6
Utilizations	(9.8)	(2.3)	(0.6)	(12.7)
Balance as of March 31, 2017	23.3	0.7	0.1	24.1
Charges	1.3	2.3	—	3.6
Utilizations	(3.6)	(0.8)	—	(4.4)
Balance as of June 30, 2017	21.0	2.2	0.1	23.3
Charges	—	—	—	—
Utilizations	(8.1)	(1.7)	(0.1)	(9.9)
Balance as of September 30, 2017	$12.9	$0.5	$—	$13.4
At September 30, 2017 and December 31, 2016, $4.7 million and $7.4 million, respectively, of the restructuring and severance liabilities were included in “Other current liabilities.” At September 30, 2017 and December 31, 2016, $8.7 million and $3.8 million was included in "Other noncurrent liabilities," respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2017 and December 31, 2016, except for the Company's long-term debt. The carrying and fair values of these financial instruments are as follows:

	September 30, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,059.1	$1,041.0	$1,149.2	$1,177.9
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2017 and December 31, 2016, which is considered Level 2 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In the third quarter of 2017 an equity method investment recorded within “Other noncurrent assets” in the Consolidated Balance Sheets was remeasured at fair value due to a triggering event identified by management. As a result of the fair value analysis, the entire carrying value of $4.7 million was impaired and recorded to "Other expense (income), net" on the Consolidated Statements of Operations. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
6.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and nine months ended September 30, 2017, approximately 13% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. For the three and nine months ended September 30, 2016, approximately 10% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks.
For the three and nine months ended September 30, 2017 and 2016, pension and postretirement benefit costs were as follows:

	Three Months Ended September 30,
	2017	2016	2017	2016
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligation	4.9	4.9	0.8	0.8
Expected return on plan assets	(6.5)	(6.9)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(1.2)	(3.7)
Actuarial loss	4.3	4.7	1.2	1.2
Total amortization	4.3	4.8	—	(2.5)
Pension / postretirement costs (benefits)	$2.7	$2.8	$0.9	$(1.6)

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30,
	2017	2016	2017	2016
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.2
Interest cost on projected benefit obligation	14.6	14.5	2.4	2.5
Expected return on plan assets	(19.5)	(20.5)	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	(3.4)	(11.1)
Actuarial loss	13.1	14.3	3.5	3.7
Total amortization	13.1	14.4	0.1	(7.4)
Pension / postretirement costs (benefits)	$8.2	$8.4	$2.7	$(4.7)

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

For the nine months ended September 30, 2017, contributions to the pension plans were $3.3 million and contributions to the postretirement plan were $5.5 million.

7.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2017, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Foreign Currency Translation Loss	Total
Balance as of December 31, 2016	$(157.6)		$68.1		$(0.8)	$(90.3)
Unrealized gain on Investment in CyrusOne, net	—		8.3	(a)	—	8.3
Reclassifications, net	8.5	(b)	(76.4)	(c)	—	(67.9)
Foreign currency gain	$—		$—		$0.1	$0.1
Balance as of September 30, 2017	$(149.1)		$—		$(0.7)	$(149.8)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Revenue
Entertainment and Communications	$196.2	$193.0	$592.9	$575.8
IT Services and Hardware	96.3	122.9	278.5	335.2
Intersegment	(3.3)	(3.5)	(10.0)	(10.5)
Total revenue	$289.2	$312.4	$861.4	$900.5
Intersegment revenue
Entertainment and Communications	$0.4	$0.4	$1.3	$1.0
IT Services and Hardware	2.9	3.1	8.7	9.5
Total intersegment revenue	$3.3	$3.5	$10.0	$10.5
Operating income
Entertainment and Communications	$25.0	$21.1	$49.8	$76.0
IT Services and Hardware	4.8	7.8	7.9	21.9
Corporate	(17.1)	(3.4)	(29.4)	(15.4)
Total operating income	$12.7	$25.5	$28.3	$82.5
Expenditures for long-lived assets
Entertainment and Communications	$41.4	$63.1	$138.9	$178.7
IT Services and Hardware	1.6	4.1	18.9	9.9
Corporate	—	—	—	0.2
Total expenditures for long-lived assets	$43.0	$67.2	$157.8	$188.8
Depreciation and amortization
Entertainment and Communications	$43.9	$43.0	$129.1	$124.8
IT Services and Hardware	3.4	3.4	10.9	9.8
Corporate	—	0.1	0.1	0.1
Total depreciation and amortization	$47.3	$46.5	$140.1	$134.7

	September 30, 2017	December 31, 2016
Assets
Entertainment and Communications	$1,114.7	$1,093.5
IT Services and Hardware	85.9	60.0
Corporate and eliminations	256.7	387.5
Total assets	$1,457.3	$1,541.0

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the United States rely on Cincinnati Bell Technology Solutions Inc. ("CBTS"), a wholly-owned subsidiary, reported as the IT Services and Hardware segment, for the sale and service of efficient, end-to-end communications and IT systems and solutions.
Consolidated revenue totaling $289.2 million and $861.4 million for the three and nine months ended September 30, 2017, respectively, decreased compared to the prior year comparable periods primarily due to the IT Services and Hardware segment. The decline in IT Services and Hardware segment is a result of Telecom and IT hardware revenue decreasing $21.4 million and $41.0 million for the three and nine months ended September 30, 2017, respectively, as well as declining service revenue as one of our significant customers pursued cost out initiatives by in-sourcing IT professionals. For the three and nine months ended September 30, 2017, revenue from our strategic products totaled $167.9 million and $504.0 million, respectively, up 3% and 7% from the prior year comparable periods. Declining legacy revenue in addition to the aforementioned changes in the IT Services and Hardware segment offset the increases in our strategic revenue.
Operating income was $12.7 million and $28.3 million for the three and nine months ended September 30, 2017, respectively, down from the prior year comparable periods. Transaction and integration costs associated with merger and acquisition activity incurred for the three and nine months ended September 30, 2017 contributed to the decline in operating income from the prior year. In addition to transaction costs, operating income for the nine months ended September 30, 2017 was down due to restructuring and severance related charges. Restructuring and severance charges were incurred for reorganizations done to appropriately align the Company for future growth, adjust to the cost out initiatives pursued by one of our significant customers, and reduce field and network costs associated with our legacy copper network. Net loss totaled $11.2 million and net income totaled $51.3 million for the three and nine months ended September 30, 2017, respectively, including the $117.7 million gain recognized on the sale of 2.8 million CyrusOne Inc. common shares in the first quarter of 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service revenue
Entertainment and Communications	$195.0	$192.4	$2.6	1%	$589.2	$572.6	$16.6	3%
IT Services and Hardware	49.3	54.3	(5.0)	(9)%	145.6	160.5	(14.9)	(9)%
Total service revenue	$244.3	$246.7	$(2.4)	(1)%	$734.8	$733.1	$1.7	—%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset legacy declines. Fioptics revenue totaled $79.1 million for the three months ended September 30, 2017 and $229.7 million for the nine months then ended, up 21% and 24% from prior year comparable periods, respectively. IT Services and Hardware revenue declined primarily due to decreases in billable headcount as one of our significant customers pursued cost out initiatives by in-sourcing IT professionals.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue
Entertainment and Communications	$0.8	$0.2	$0.6	n/m	$2.4	$2.2	$0.2	9%
IT Services and Hardware	44.1	65.5	(21.4)	(33)%	124.2	165.2	(41.0)	(25)%
Total product revenue	$44.9	$65.7	$(20.8)	(32)%	$126.6	$167.4	$(40.8)	(24)%
Product revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting capital spending fluctuations by our enterprise customers in our IT Services and Hardware segment.
Operating Costs

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of services
Entertainment and Communications	$90.1	$87.1	$3.0	3%	$272.5	$256.0	$16.5	6%
IT Services and Hardware	38.9	40.6	(1.7)	(4)%	108.7	119.7	(11.0)	(9)%
Total cost of services	$129.0	$127.7	$1.3	1%	$381.2	$375.7	$5.5	1%
Entertainment and Communications costs increased primarily due to programming costs associated with our growing Fioptics video subscriber base and rising programming rates. Costs associated with the new business product, Hosted Communications Solution, also contributed to the increasing cost of services for Entertainment and Communications. IT Services and Hardware costs declined due to fewer billable resources because of the professional services revenue decline.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of products
Entertainment and Communications	$0.3	$0.7	$(0.4)	(57)%	$1.3	$1.6	$(0.3)	(19)%
IT Services and Hardware	33.3	55.4	(22.1)	(40)%	100.3	140.0	(39.7)	(28)%
Total cost of products	$33.6	$56.1	$(22.5)	(40)%	$101.6	$141.6	$(40.0)	(28)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$33.8	$37.1	$(3.3)	(9)%	$104.5	$107.1	$(2.6)	(2)%
IT Services and Hardware	15.7	15.1	0.6	4%	47.6	42.5	5.1	12%
Corporate	5.0	3.3	1.7	52%	14.5	15.3	(0.8)	(5)%
Total selling, general and administrative	$54.5	$55.5	$(1.0)	(2)%	$166.6	$164.9	$1.7	1%
Entertainment and Communications SG&A expenses were down due to lower payroll related to reduced headcount in addition to reductions in bad debt, reflecting changes to our credit policies. IT Services and Hardware SG&A costs were up due to additional headcount at branch office locations to support the expansion of our national footprint. Corporate SG&A for the three months ended September 30, 2017 increased primarily due to higher payroll related charges. Corporate SG&A decreased for the nine months ended September 30, 2017 as compared to the prior year driven largely by additional stock-based compensation expense recorded in 2016 as a result of changes in our stock price.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$43.9	$43.0	$0.9	2%	$129.1	$124.8	$4.3	3%
IT Services and Hardware	3.4	3.4	—	—%	10.9	9.8	1.1	11%
Corporate	—	0.1	(0.1)	n/m	0.1	0.1	—	—%
Total depreciation and amortization expense	$47.3	$46.5	$0.8	2%	$140.1	$134.7	$5.4	4%
The increase in depreciation and amortization expense is primarily due to an increase in Entertainment and Communications depreciation as a result of expanding our fiber-based network.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other operating costs
Transaction and integration costs	$12.1	$—	$12.1	n/m	$14.4	$—	$14.4	n/m
Restructuring and severance related charges	$—	$—	$—	n/m	$29.2	$—	$29.2	n/m
Loss on sale or disposal of assets, net	—	1.1	(1.1)	n/m	—	1.1	(1.1)	n/m
Restructuring and severance related charges incurred by both segments in the first nine months of 2017 relate to company initiated reorganizations of the business in order to more appropriately align the Company for future growth. Additionally, restructuring and severance related charges incurred by the Entertainment and Communications segment during the first nine months of 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network. Transaction and integration costs incurred in the third quarter, recorded in the Corporate segment, are due to the acquisition of OnX Holdings that closed on October 2, 2017, and the pending merger agreement with Hawaiian Telcom. Transaction and integrations costs incurred for the nine months ended September 30, 2017 relate to the acquisition of OnX, the pending merger with Hawaiian Telcom, and the acquisition of SunTel Services in the first quarter of 2017. The merger with Hawaiian Telcom is expected to close in the second half of 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three months ended September 30,				Nine months ended September 30,
(dollars in millions)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Non-operating costs
Interest expense	$18.8	$17.9	$0.9	5%	$54.9	$58.1	$(3.2)	(6)%
Loss on extinguishment of debt, net	—	11.4	(11.4)	n/m	—	14.2	(14.2)	n/m
Gain on sale of CyrusOne investment	—	(33.3)	33.3	n/m	(117.7)	(151.9)	34.2	(23)%
Other expense (income), net	4.5	(0.1)	4.6	n/m	3.5	(1.2)	4.7	n/m
Income tax expense	0.6	10.8	(10.2)	n/m	36.3	59.9	(23.6)	(39)%
Interest expense for the three months ended September 30, 2017 increased due to a full quarter of interest expense related to the 7% Senior Notes that were issued in the third quarter of 2016. This was partially offset by lower interest as a result of paying off the 8 3/8 % Senior Notes due 2020 with the proceeds of the 7% Senior Notes. Interest expense decreased year to date due to the Company primarily using proceeds from the sale of a portion of its CyrusOne investment to repay debt in 2016.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million shares of CyrusOne, Inc. common stock in the first quarter of 2017. In the third quarter of 2016, the Company recognized a realized gain of $33.3 million on the sale of 0.8 million shares of Cyrus One Inc. common stock. In the second quarter of 2016, the Company recognized a realized gain of $118.6 million on the sale of 3.1 million shares of CyrusOne Inc. common stock.
Other expense is primarily due to an impairment charge recorded in the three months ended September 30, 2017 related to an equity method investment.
Income tax expense decreased year over year primarily due to lower income before tax. Transaction and integration costs of $12.1 million, non-deductible for income tax purposes, resulted in income tax expense for the three months ended September 30, 2017. In the fourth quarter, as a result of the OnX Holdings acquisition, the Company anticipates a partial release of the valuation allowances against Texas margin credits and state, local and foreign net operating losses. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, video, local voice, long distance, VoIP and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a competitive local exchange carrier ("CLEC") and subsidiary of CBT. The Company provides long distance and VoIP services primarily through CBTS Technology Solutions LLC which was formerly known as Cincinnati Bell Any Distance Inc.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change		2017	2016	Change	% Change
Revenue:
Data	$88.0	$86.4	$1.6	2%		$263.3	$258.4	$4.9	2%
Voice	66.7	68.7	(2.0)	(3)%		201.5	208.0	(6.5)	(3)%
Video	37.8	32.2	5.6	17%		111.0	92.1	18.9	21%
Services and Other	3.7	5.7	(2.0)	(35)%		17.1	17.3	(0.2)	(1)%
Total revenue	196.2	193.0	3.2	2%		592.9	575.8	17.1	3%
Operating costs and expenses:
Cost of services and products	93.5	91.0	2.5	3%		282.6	267.1	15.5	6%
Selling, general and administrative	33.8	37.1	(3.3)	(9)%		104.5	107.1	(2.6)	(2)%
Depreciation and amortization	43.9	43.0	0.9	2%		129.1	124.8	4.3	3%
Restructuring and severance charges	—	0.8	(0.8)	n/m		26.9	0.8	26.1	n/m
Total operating costs and expenses	171.2	171.9	(0.7)	—%		543.1	499.8	43.3	9%
Operating income	$25.0	$21.1	$3.9	18%		$49.8	$76.0	$(26.2)	(34)%
Operating margin	12.7%	10.9%		1.8	pts	8.4%	13.2%		(4.8)	pts
Capital expenditures	$41.4	$63.1	$(21.7)	(34)%		$138.9	$178.7	$(39.8)	(22)%

Metrics information (in thousands):
Fioptics units passed	564.7	509.5	55.2	11%

Internet subscribers:
DSL	86.7	114.2	(27.5)	(24)%
Fioptics	221.2	185.6	35.6	19%
Total internet subscribers	307.9	299.8	8.1	3%

Fioptics video subscribers	143.5	133.4	10.1	8%

Residential voice lines:
Legacy voice lines	99.5	124.6	(25.1)	(20)%
Fioptics voice lines	88.1	80.3	7.8	10%
Total residential voice lines	187.6	204.9	(17.3)	(8)%
Business voice lines
Legacy voice lines	172.1	197.7	(25.6)	(13)%
VoIP lines*	151.9	121.2	30.7	25%
Total business voice lines	324.0	318.9	5.1	2%
Total voice lines	511.6	523.8	(12.2)	(2)%

Long distance lines
Residential	179.2	190.9	(11.7)	(6)%
Business	119.9	132.8	(12.9)	(10)%
Total Long Distance Lines	299.1	323.7	(24.6)	(8)%

* VoIP lines include Fioptics voice lines.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Revenue

	Three Months ended September 30,		Nine Months ended September 30,
(dollars in millions)	2017	2016	2017	2016
Revenue:
Consumer
Strategic
Data	$32.2	$26.5	$93.2	$75.2
Voice	6.2	5.4	18.2	16.0
Video	37.2	31.7	109.1	90.6
Services and other	0.4	0.8	1.2	2.6
	76.0	64.4	221.7	184.4
Legacy
Data	8.4	10.4	27.0	34.4
Voice	16.1	18.2	50.8	56.7
Services and other	0.7	1.0	2.2	3.2
	25.2	29.6	80.0	94.3
Integration
Services and other	0.2	0.9	0.3	3.0
Total consumer revenue	$101.4	$94.9	$302.0	$281.7

Business
Strategic
Data	$25.1	$24.3	$74.9	$71.9
Voice	16.3	13.3	46.3	37.8
Video	0.6	0.5	1.9	1.5
Services and other	0.5	0.6	1.6	1.5
	42.5	38.7	124.7	112.7
Legacy
Data	4.1	4.9	13.3	15.4
Voice	24.4	27.7	74.5	85.1
Services and other	0.1	0.4	0.6	1.0
	28.6	33.0	88.4	101.5
Integration
Services and other	0.4	0.4	1.1	1.3
Total business revenue	$71.5	$72.1	$214.2	$215.5

Carrier
Strategic
Data	$10.7	$11.3	$31.5	$33.9
Services and other	—	—	5.4	—
	10.7	11.3	36.9	33.9
Legacy
Data	7.5	9.0	23.4	27.6
Voice	3.7	4.1	11.7	12.4
Services and other	1.4	1.6	4.7	4.7
	12.6	14.7	39.8	44.7
Total carrier revenue	$23.3	$26.0	$76.7	$78.6

Total Entertainment and Communications revenue	$196.2	$193.0	$592.9	$575.8

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Consumer
Consumer market revenue has increased from the comparable periods in the previous year due to Fioptics growth offsetting losses in legacy access lines, DSL subscribers and long-distance lines. Our Consumer Fioptics internet subscriber base increased 18% and average revenue per user ("ARPU") was up 4% compared to the third quarter of 2016. Consumer Fioptics video subscribers as of the end of the third quarter of 2017 increased 9% compared to the same period a year ago, in addition to a 4% increase in ARPU.
The Company continues to lose access and long distance lines because of customers electing to use wireless service in lieu of traditional local wireline service or electing to move to other service providers. The Company also continues to experience DSL subscriber loss because of customers migrating to Fioptics, or an alternative internet provider, particularly in areas not upgraded to Fioptics.
Business
Business market revenue is down slightly from prior comparable periods for the three and nine months ended September 30, 2017 as the growth in strategic revenue only partially offset declines realized by our legacy and integration products and services. Data revenue from our business customers was consistent for the three months ended September 30, 2017, and increased for the nine months ended September 30, 2017 as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined for the three and nine months ended September 30, 2017, as the revenue associated with the loss of legacy voice lines and long distance lines was greater than the growth in the revenue associated with VoIP lines.
Carrier
For the three and nine months ended September 30, 2017, data revenue declined by $2.1 million and $6.6 million, respectively, as carriers increased focus on improving the efficiency of their networks as they migrate from legacy product offerings to higher bandwidth fiber solutions. Voice revenue continues to decrease in 2017 in part due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates. Strategic services and other revenue of $5.4 million is related to a one time project that was completed in the second quarter of 2017.
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.8 million in the three months ended September 30, 2017 and $13.4 million in the nine months ended September 30, 2017 compared to the same periods during 2016. These increases are the result of the growing number of Fioptics video subscribers combined with rising programming rates. For the three months ended September 30, 2017 increased programming costs were partially offset by lower payroll and contract services costs. For the nine months ended September 30, 2017, in addition to increased programming costs, network costs increased because of the completion of a one-time carrier project in the second quarter of 2017. Furthermore, costs were incurred during the nine months ended September 30, 2017 related to the new product Hosted Communications Solution, launched in the fourth quarter of 2016.
SG&A expenses were down in 2017 in both comparable periods primarily due to lower payroll and bad debt expense.
Depreciation and amortization expenses for the three and nine months ended September 30, 2017 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in the nine months ended September 30, 2017 are related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2017	2016	2017	2016
Fioptics capital expenditures
Construction	$12.5	$21.6	$43.9	$59.0
Installation	11.1	19.0	39.5	40.2
Other	1.6	2.3	8.1	13.3
Total Fioptics	25.2	42.9	91.5	112.5

Other strategic	7.1	9.6	23.0	35.9
Maintenance	9.1	10.6	24.4	30.3
Total capital expenditures	$41.4	$63.1	$138.9	$178.7

Expanding the Fioptics product suite, upgrading and increasing capacity for networks, and maintaining the fiber and copper networks, are the main drivers of capital expenditures for the Entertainment and Communications segment. In the third quarter of 2017, we passed an additional 8,000 addresses with Fioptics. As of September 30, 2017, the Company is able to provide its Fioptics services to 564,700 residential and business addresses, or approximately 70% of our operating territory. Construction costs decreased in 2017 compared to 2016 primarily due to slowing the build process. The timing of cash disbursements, as well as higher costs associated with building to less densely populated areas in 2017 partially offset the decreased costs associated with a slower build out. Fioptics installation costs decreased in 2017 due to the timing of purchases of set-top boxes and modems that occurred in the third quarter of 2016. Other Fioptics related costs include costs to expand core network capacity, as well as projects to enhance the customer experience.
Other strategic capital expenditures are for success-based fiber builds, including related equipment, for business and carrier projects in order to provide ethernet and other data transport services.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and the United Kingdom. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

	Three Months Ended September 30,					Nine Months Ended September 30,
(dollars in millions)	2017	2016	Change	% Change		2017	2016	Change	% Change
Revenue:
Professional Services	$24.9	$26.5	$(1.6)	(6)%		$70.1	$79.9	$(9.8)	(12)%
Management and Monitoring	5.5	8.1	(2.6)	(32)%		15.6	24.1	(8.5)	(35)%
Unified Communications	10.7	9.9	0.8	8%		31.6	30.1	1.5	5%
Cloud Services	10.9	12.2	(1.3)	(11)%		36.2	33.2	3.0	9%
Telecom and IT hardware	44.3	66.2	(21.9)	(33)%		125.0	167.9	(42.9)	(26)%
Total revenue	96.3	122.9	(26.6)	(22)%		278.5	335.2	(56.7)	(17)%
Operating costs and expenses:
Cost of services and products	72.4	96.2	(23.8)	(25)%		209.8	260.3	(50.5)	(19)%
Selling, general and administrative	15.7	15.2	0.5	3%		47.6	42.9	4.7	11%
Depreciation and amortization	3.4	3.4	—	—%		10.9	9.8	1.1	11%
Restructuring and severance related charges	—	0.3	(0.3)	n/m		2.3	0.3	2.0	n/m
Total operating costs and expenses	91.5	115.1	(23.6)	(21)%		270.6	313.3	(42.7)	(14)%
Operating income	$4.8	$7.8	$(3.0)	(38)%		$7.9	$21.9	$(14.0)	(64)%
Operating margin	5.0%	6.3%		(1.3)	pts	2.8%	6.5%		(3.7)	pts
Capital expenditures	$1.6	$4.1	$(2.5)	(61)%		$9.3	$9.9	$(0.6)	(6)%

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Revenue
The following IT Services and Hardware services and products have either been classified as strategic or integration:

	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	2017	2016	2017	2016
Strategic business revenue
Professional Services	$17.5	$22.9	$54.2	$68.3
Management and Monitoring	5.5	8.1	15.6	24.1
Unified Communications	7.2	7.3	21.7	22.1
Cloud Services	10.9	12.2	36.2	33.2
Total strategic business revenue	41.1	50.5	127.7	147.7

Integration business revenue
Professional Services	7.4	3.6	15.9	11.6
Unified Communications	3.5	2.6	9.9	8.0
Telecom and IT hardware	44.3	66.2	125.0	167.9
Total integration business revenue	55.2	72.4	150.8	187.5
Total IT Services and Hardware revenue	$96.3	$122.9	$278.5	$335.2
For the three and nine months ended September 30, 2017, strategic professional services and management and monitoring revenue decreased primarily due to declines in billable headcount as one our significant customers pursued cost out initiatives by in-sourcing IT professionals. For the three months ended September 30, 2017, cloud services revenue declined due the loss of storage and backup revenue. For the nine months ended September 30, 2017, increased cloud services revenue has primarily been driven by the increase in virtual machines managed within our current customer base.
Integration revenue is primarily driven by the volume of Telecom and IT hardware sales reflecting the reduction in capital spending by our enterprise customers. The change in spending by our customers may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets and general economic conditions. The reductions in Telecom and IT hardware are only partially offset by increases in Professional Services, which can be attributed to the acquisition of Suntel.
Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and reductions in headcount-related costs associated with professional services. For the three and nine months ended September 30, 2017, costs of goods sold related to Telecom and IT hardware sales decreased $20.4 million and $39.8 million, respectively, from the prior year due to lower Telecom and IT hardware sales. Changes in billable resources driven by the professional services revenue reductions contributed to payroll costs decreasing $4.7 million in the three months ended September 30, 2017 and $9.7 million in the nine months ended September 30, 2017 compared to the same periods during 2016.
For the nine months ended September 30, 2017, SG&A costs increased due to additional headcount at branch locations to support the expansion of our national footprint.
For the nine months ended September 30, 2017, restructuring and severance related charges of $2.3 million related to the reorganization initiated to better align the segment for future growth.
Capital Expenditures
Capital expenditures decreased during the three and nine months ended September 30, 2017 due expenditures related to projects supporting the growth of our strategic products, primarily cloud services.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2017, the Company had $1,132.8 million of outstanding indebtedness and an accumulated deficit of $2,680.8 million. A significant amount of the Company's indebtedness and accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $156.8 million and $141.6 million of cash flows from operations during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had $290.1 million of short-term liquidity, comprised of $43.7 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement and $96.4 million available under the Receivables Facility.
As of September 30, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $102.7 million. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2018. The facility's termination date is in May 2019. While we expect to continue to renew this facility, we would be required to use cash, our Corporate Credit Agreement or other sources to repay any outstanding balance on the Receivables Facility if it were not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. In 2017, cash was also utilized to fund merger and acquisition activity. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2017 totaled $156.8 million, an increase of $15.2 million compared to the same period in 2016. The increase is due primarily to a $5.4 million decrease in interest payments resulting from the Company refinancing the 8 3/4% Senior Notes due 2020, with 7% senior notes due 2024 in the third quarter of 2016, in addition to a decrease in borrowings under the Tranche B Term Loan Facility. The remaining increase is primarily due to the Company's discontinued wireless operations, including the decommissioning of wireless towers, which utilized $6.9 million of cash in the nine months ended September 30, 2016.

Cash flows used in investing activities during the nine months ended September 30, 2017 totaled $16.8 million, a decrease of $76.1 million compared to the same period in 2016. The decrease is primarily due to the Company depositing $90.7 million of funds into a restricted cash account to redeem the remaining balance of the 8 3/8% Senior Notes due 2020 in the third quarter of 2016 and $6.2 million in dividends received from CyrusOne in 2016. This decrease was partially offset by $9.6 million of net cash used to acquire SunTel Services in 2017.

Cash flows used by financing activities during the nine months ended September 30, 2017 totaled $106.0 million, compared to $47.6 million used in the prior year. In the first half of 2017, we repaid $89.5 million on the Receivables Facility, compared to borrowing $5.9 million in the prior year. In the third quarter of 2016, the Company issued $425.0 million of 7% Senior Notes due 2024. In addition, debt repayments totaling $6.4 million for the nine months ended September 30, 2017 was a decrease of $454.6 million from the prior year. We also repurchased and retired approximately 0.2 million shares of the Company's common stock for $4.8 million in the prior year.

Form 10-Q Part I	Cincinnati Bell Inc.

Debt Covenants
Corporate Credit Agreement
The Corporate Credit Agreement contains financial covenants that require we maintain certain leverage and interest coverage ratios. The facility also contains certain covenants which, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends, repurchase Company common stock, sell, transfer, lease, or dispose of assets, and make certain investments or merge with another company. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered in default. If the Company was in default under its Corporate Credit Agreement, no additional borrowings under the Corporate Credit Agreement would be available until the default was waived or cured. The Company was in compliance with all of the financial covenants under the Corporate Credit Agreement as of September 30, 2017.

In order to continue to have access to the amounts available to it under the Corporate Credit Agreement, the Company must remain in compliance with all of the covenants. Definitions and components of these calculations are detailed in our Corporate Credit Agreement and can be found in the Company's Form 8-K filed on May 17, 2016.
In October 2017, the Company terminated the Corporate Credit Agreement and entered into a new Credit Agreement which replaces the previous financial covenants with new financial covenants.
Bond Indentures
The Company’s debt, which includes the 7% Senior Notes due 2024, and the New 8% Senior Notes due 2025 issued in October 2017, contains covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures.

Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million. As of September 30, 2017, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2016 for a complete description of regulatory matters. Refer to the Company Quarterly Report on Form 10-Q for the period ended June 30, 2017 for changes to certain regulatory matters that occurred in the first and second quarter of 2017.

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

Future Operating Trends

On October 2, 2017 the Company completed the acquisition of OnX. The expectation is that this acquisition will provide future growth opportunities in the IT Services and Hardware segment by providing additional geographies to operate within, and an expanded customer base in which to sell our products and services. In addition, the acquisition can create synergies and opportunities for cost savings.
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

Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2017.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2017 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2017 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a comprehensive listing of the Company’s risk factors. The risk factors below supersede the risk factors included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

Risks Relating to the Merger with Hawaiian Telcom
The merger (the “merger”) of Hawaiian Telcom Holding, Inc. (“Hawaiian Telcom”) into a wholly owned subsidiary of the Company is subject to the receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on the Company following the closing of the merger (the “combined company”) or, if not obtained, could prevent completion of the merger.
Before the merger may be completed, the applicable waiting period must expire or terminate under the Hart-Scott-Rodino Act and clearances or approvals must be obtained from various regulatory entities, including the FCC, the State of Hawaii Department of Commerce and Consumer Affairs and the Hawaii Public Utilities Commission. There can be no assurance that all of these required consents, orders, approvals and clearances will be obtained, or will be obtained on a timely basis. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider, among other things, the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The merger agreement may require the Company and Hawaiian Telcom to comply with conditions imposed by regulatory entities and neither company is required to take any action with respect to obtaining regulatory approval that, individually or in the aggregate, would be reasonably likely to have a Material Adverse Effect (as defined in the agreement and plan of merger dated July 9, 2017 (the “merger agreement”), among Hawaiian Telcom, the Company and Twin Acquisition Corp.) on either Hawaiian Telcom or the Company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger. In addition, the Company cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.
The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Any delay in completing the merger may reduce or eliminate the benefits expected.
In addition to the required stockholder approval and regulatory clearances and approvals, the merger is subject to certain other conditions beyond the control of the Company that may prevent, delay, or otherwise materially adversely affect completion of the merger. The Company cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the merger for a period of time, reducing or eliminating some or all anticipated benefits of the merger, or prevent completion of the merger from occurring at all.

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
The merger will dilute the ownership position of the Company’s current shareholders. Cincinnati Bell will issue approximately 7.9 million of the Company’s common shares to Hawaiian Telcom stockholders in the merger (including common shares of the Company to be issued in connection with outstanding Hawaiian Telcom equity awards). As a result of these issuances, the Company’s current shareholders and Hawaiian Telcom’s stockholders are expected to hold approximately 85% and 15%, respectively, of the Company’s outstanding common shares immediately following completion of the merger.
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
The Company and Hawaiian Telcom are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The Company’s success until the merger, and the combined company’s success after the merger, will depend in part upon the ability of the Company and Hawaiian Telcom to retain key management personnel and other key employees. Current and prospective employees of the Company and Hawaiian Telcom may experience uncertainty about their roles within the combined company following the merger, which may have an adverse effect on the ability of the Company and Hawaiian Telcom to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of the Company and Hawaiian Telcom to the same extent that the Company and Hawaiian Telcom have previously been able to attract or retain their own employees.
The combined company will have substantial indebtedness following the merger and the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect.
The Company has obtained new credit facilities and has issued senior unsecured notes in order to provide funds to (i) refinance its existing credit facilities, (ii) finance in part the cash portion of the merger consideration, (iii) refinance existing indebtedness of Hawaiian Telcom and (iv) pay other costs and expenses incurred in connection with the merger and related transactions. The receipt of financing by the Company, however, is not a condition to completion of the merger. In addition to the new credit facilities and the issuance of the notes, the Company may incur other indebtedness, including senior indebtedness, to finance the merger and related transactions. Following completion of the merger, the combined company will have substantial indebtedness and the credit ratings of the combined company and its subsidiaries may be different from what the companies currently expect.
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
The Company currently expects to incur substantial costs and expenses relating directly to the merger, including debt financing and refinancing costs, fees and expenses payable to financial advisors, professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. In addition, the merger and post-merger integration process may give rise to unexpected liabilities and costs, including costs associated with the defense and resolution of possible litigation or other claims, which may significantly increase the related costs and expenses incurred by the combined company.
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
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Company’s ability to achieve the anticipated benefits of the acquisition of OnX. The Company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arose or are based on events or actions that occurred prior to the closing of the acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the Company’s future business, financial condition, operating results and prospects.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2017, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the nine months ended September 30, 2017.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(2.1)
Agreement and Plan of Merger, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Acquisition Corp. and Hawaiian Telcom Holdco, Inc. (Exhibit 2.1 to Current Report on Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(2.2)
Agreement and Plan of Merger, dated as of July 9, 2017, among Cincinnati Bell Inc., Yankee Acquisition LLC, OnX Holdings LLC and MLN Holder Rep LLC (Exhibit 2.2 to Current Report on Form 8-K, date of Report July 10, 2017, File No. 1-8519).

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
(4.1)
Third Supplemental Indenture dated October 2, 2017 among Cincinnati Bell Inc., Cincinnati Bell Shared Services LLC, Data Center South Holdings, LLC, Twin Acquisition Corp. and Regions Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 2, 2017, File No. 1-8519).

(4.2)	Indenture, dated October 6, 2017, between CB Escrow Corp. and Regions Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 6, 2017, File NO. 1-8519).
(4.3)
Escrow Agreement, dated as of October 6, 2017, among CB Escrow Corp., Regions Bank, as Trustee, and Regions Banks, as Escrow Agent (Exhibit 4.2 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).

(10.1)
Voting Agreement, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Haven Capital Partners, L.L.C. and the affiliates of Twin Haven Capital Partners, L.L.C. party thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(10.2)
Commitment Letter, dated as of July 9, 2017, between Cincinnati Bell Inc. and Morgan Stanley Senior Funding, Inc. (Exhibit 10.2 to Current Report on Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(10.3)	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).
(10.4)
Employment Agreement between Cincinnati Bell Inc. and Christie C. Cornette effective as of September 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.5)
Credit Agreement by and among Cincinnati Bell Inc., the Guarantors party thereto, the Lenders party thereto, PNC Bank, National Association, as a Swingline Lender, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, a Swingline Lender and an L\C Issuer, dated October 2, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report October 2, 2017, File No. 1-8519).

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

Cincinnati Bell Inc.

Date:	November 2, 2017	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	November 2, 2017	/s/ Shannon M. Mullen
Shannon M. Mullen
Chief Accounting Officer