Form 10-K
period 2017-12-31
CINCINNATI BELL INC
filed 2018-02-26
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.8 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2018, there were 42,394,151 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
Overview and Strategy
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep residential and business customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. In addition, business customers across the U.S., Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions. During 2017, the Company expanded the geographic footprint of its IT Services and Hardware segment as a result of the acquisitions of SunTel Services ("SunTel") and OnX Holdings LLC ("OnX"), transforming the segment into a North American hybrid-cloud services provider.
Our goal is to continue the transformation of Cincinnati Bell from a legacy copper-based telecommunications company into a technology company with state of the art fiber assets servicing customers with data, video, voice and IT solutions to meet their evolving needs. To this end, we believe that by leveraging our past and future investments we have created a company with a healthy balance sheet, growing revenue, growing profitability and sustainable cash flows.
In an effort to achieve our objectives, we continue to focus on the following key initiatives:
•expand our fiber network; and
•grow our IT Services and Hardware segment
Expand our fiber network
We invested $158.8 million of capital in strategic products of the Entertainment and Communications segment during 2017. Revenue from these high demand products totaled $515.0 million, up 15% over the prior year, and more than offset the decline in our legacy products. The primary focus of our strategic investments is the expansion of our Fioptics suite of high-speed internet and video products, which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territory. In 2017, we invested $124.6 million in Fioptics as demand for the products remain strong. Year-over-year growth is outlined in the table below:

	2017	2016	2015
Fioptics revenue (in millions):	$309.8	$254.1	$190.8
Fioptics subscribers (in thousands):
High-speed internet	226.6	197.6	153.7
Video	146.5	137.6	114.4
Voice	105.9	96.2	77.4
During the year we passed an additional 38,800 addresses with Fioptics and, as of December 31, 2017, the Fioptics products are available to approximately 572,200 customer locations, or 70% of our operating territory. Our goal is to pass an additional 35,000 addresses during 2018.
The capital expenditures related to strategic products included an investment of $34.2 million in fiber and IP-based core network technology. These expenditures position the Company to meet increased business and carrier demand within Greater Cincinnati and in contiguous markets in the Midwest region for high-bandwidth data transport products, such as metro-ethernet and VoIP. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2017, the Company has:

•	increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 22,500 by connecting approximately 6,700 additional lit addresses in 2017;
•expanded the fiber network to span more than 10,900 route miles; and

Form 10-K Part I	Cincinnati Bell Inc.

•	provided cell site back-haul services to approximately 70% of the 1,000 cell sites in-market, of which approximately 95% of these sites are lit with fiber.
As a result of our strategic investments, we have generated year-over-year Entertainment and Communications revenue growth each year since 2013. The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.
The Company's initiatives to expand our fiber network extend beyond the Greater Cincinnati area. In July 2017, the Company announced its plans to acquire Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"). The pending acquisition of Hawaiian Telcom will add operational scale and expand the Company's fiber-centric footprint and commercial opportunity to Hawaii.
Grow our IT Services and Hardware Segment
Cincinnati Bell continues to grow the IT Services and Hardware segment by developing new products, as well as expanding its reach to new customers. During 2017, the Company completed the acquisitions of SunTel and OnX, which enabled us to extend our geographic footprint across the U.S., Canada and Europe, diversify our customer base, and expand our product portfolio. The Company continues to develop high-demand products for business customers through our investments in fiber and other success-based technology, such as unified communications and cloud services. Our ability to be innovative and to react to the changing technology demands of our customers is important to the growth of our IT Services and Hardware segment. Our telecom and IT hardware offerings provide a platform for buyer engagement, and an opportunity for bridging to higher value professional and managed services. As a company with a long history of managing customer network and technology needs, we combine the management of the network, whether owned by Cincinnati Bell or leased from other carriers out of territory, with integrated voice and IT offerings. We supply the architecture and integration intelligence, labor and hardware, as well as any combination of these services. These projects can be established based on hourly billing rates, service-level driven agreements or utility-based managed service models. Customers are attracted to our ability to combine our historic knowledge, unique assets and talented workforce in order to help them improve their operational efficiency, mitigate risk and reduce costs.

Form 10-K Part I	Cincinnati Bell Inc.

Operations
As of December 31, 2017, the Company operated two segments: Entertainment and Communications and IT Services and Hardware. We generally classify our products and services into three distinct categories: Strategic, Legacy and Integration. The table below demonstrates how our products and services are categorized within the Entertainment and Communications and IT Services and Hardware segments:

Entertainment and Communications
	Strategic	Legacy	Integration
Data	Fioptics Internet	DSL (< 10 meg)
	DSL (1) (≥10 meg)	DS0 (5), DS1, DS3
	Ethernet	TDM (6)
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
Digital Application Solutions
Unified Communications	Voice Monitoring	Maintenance
Managed IP Telephony Solutions
Cloud Services	Virtual Data Centers
Storage
Backup
Management and Monitoring	Network Management/Monitoring
Security
Telecom & IT Hardware		Hardware
Software Licenses

Form 10-K Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services such as high-speed internet, data transport, local voice, long distance, VoIP, video and other services. CBT, a subsidiary of the Company, is the Incumbent Local Exchange Carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for 145 years. The segment also provides voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a Competitive Local Exchange Carrier ("CLEC") and subsidiary of CBT. The Entertainment and Communications segment also provides Long distance and VoIP services, primarily through CBTS Technology Solutions LLC ("CBTS TS"), which was formerly known as Cincinnati Bell Any Distance Inc. The key products and services provided by the Entertainment and Communications segment include the following:
Data
The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating and more customers are opting for higher bandwidth solutions such as Fioptics. To address this demand, we are able to provide internet speeds of 30 megabits or more to approximately 70% of Greater Cincinnati, of which approximately 431,000 addresses are capable of receiving gigabit service.
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
The Company's voice access lines continue to decrease as our customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), or migrated to competitors.
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
Video
The Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 70% of Greater Cincinnati. As of December 31, 2017, we have 146,500 video subscribers. Our Fioptics customers enjoy access to over 400 entertainment channels including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.
Services and Other
Services and other revenue consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance and information services.

Form 10-K Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.
The key products and services provided by the IT Services and Hardware segment include the following:
Professional Services
The Company's professional services offerings consist of consulting, staffing, installation and project-based engagements, including engineering and installation of voice, connectivity and IT technologies, development of digital application solutions and staff augmentation by highly skilled and industry-certified technical resources. Engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers with a wide range of skilled IT professionals.
Unified Communications
The Company offers a complete portfolio of hosted solutions that include converged IP communications platforms of data, voice, video and mobility applications. We offer our customers expert management for all hardware and software components, including maintenance contracts and service level agreement ("SLA") based services. Fully hosted and managed, these voice platforms and applications can also be delivered as cloud services for a monthly utility fee.
The solutions offered include Unified Communications as a Service ("UCaaS") in a cloud environment. We provide hosted communications and solutions that deliver the efficiencies of next-generation VoIP services. Our conferencing solutions offer cloud-based audio, video, and web conferencing services accessible from any connected device. Our cloud call center application offering features speech-enabled Interactive Voice Response ("IVR"), call-back services, call analytics and surveys. The cloud call recording application features speech analytics, alerts and notification, and improved customer satisfaction and productivity. Additionally, we also manage the maintenance of a large base of local customers with traditional voice systems as well as converged VoIP systems.
Cloud Services
Virtual data center ("VDC") is a robust and scalable virtual infrastructure consisting of equipment, security, people and processes. This offering is provided in three different models - private cloud, dedicated cloud or public cloud - and provides customers with either a long-term or a short-term flexible solution that is fully managed by the Company and monitored around the clock from our Enterprise Network Operations Center ("ENOC").
Storage is a flexible, on-demand solution that enables businesses to eliminate capital expenditures and ongoing asset management with SLA-based services. The Company offers Tier I, Tier II and Tier III storage to meet its customers' availability, accessibility, protection, performance and capacity needs.
Backup is a scalable solution that allows businesses to eliminate capital outlay and ongoing equipment management with SLA-based services and includes virtual data center, hardware, software, monitoring and support.
Management & Monitoring
The Company provides SLA-based managed services utilizing our Enterprise Network Operations Center ("ENOC"). The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications. Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls. We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC. These services can be provided to customers with equipment provided by the Company, or customer-owned equipment, and do not have geographical constraints. Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.

Form 10-K Part I	Cincinnati Bell Inc.

Telecom and IT Hardware
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.
Sales and Distribution Channels
The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. As of December 31, 2017, the Company operated eight retail stores in its operating territory to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.
For both operating segments, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territory. Larger business customers are supported by sales account representatives and solution architects located in our branch offices across the U.S., Canada and Europe that understand the customer's technology needs and recommend Company offered solutions. Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.
Suppliers and Product Supply Chain
The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery terms, quality of product and terms and conditions.
Entertainment and Communications' primary purchases are for video content, network equipment, software, fiber cable and contractors to maintain and support the growth of Fioptics. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.
IT Services and Hardware primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of leading technology and software solutions including, but not limited to, Cisco, EMC, Avaya and Oracle. Most of this equipment is shipped directly to the customer from vendor locations, but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
In addition, we have long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations and maintenance services.
Competition
The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers.
The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers. The Company has lost, and will likely continue to lose access lines as a portion of the customer base migrates to competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes wireless substitution is the reason for the largest portion of the Company’s access line and long-distance line losses.
Our strategic products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale that allow them to more aggressively price products, as well as provide products on a much broader scale given their expanded geographic operations. Our competitors continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

Form 10-K Part I	Cincinnati Bell Inc.

The Fioptics video products also face competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased Fioptics churn and decreased penetration for video; however, this trend could also drive increased demand for our high speed internet product.
The IT Services and Hardware segment competes against numerous information technology consulting, web-hosting, and computer system integration companies, many of which are larger in scope and well-financed. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these businesses to compete successfully in the market. In addition, as more customers work to manage cash flow and migrate to the public cloud, we will see declines in the demand for Telecom and IT hardware. However, this trend can provide an opportunity in the form of professional services as we have IT professionals that can develop the strategy to guide customers through this migration.
Customers
The following table demonstrates how the Company’s revenue portfolio has changed over the past three years.

Percentage of revenue	2017	2016	2015	2017 vs 2016 Change		2016 vs 2015 Change
Strategic	55%	54%	46%	1	pts	8	pts
Legacy	21%	26%	31%	(5)		(5)
Integration	24%	20%	23%	4		(3)
Total	100%	100%	100%

Percentage of revenue	2017	2016	2015	2017 vs 2016 Change		2016 vs 2015 Change
Consumer	31%	32%	29%	(1)	pts	3	pts
Business	61%	59%	61%	2		(2)
Carrier	8%	9%	10%	(1)		(1)
Total	100%	100%	100%
For the 2017 year, the Company had no customers whose revenue comprised greater than 10% of the Company's annual revenue. The Company has sales with one customer, General Electric Company ("GE"), which contributed 12% of the Company’s annual revenue in both 2016 and 2015.
Employees
At December 31, 2017, the Company had approximately 3,500 employees. Approximately 25% of its employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO. Effective dates for the collective bargaining agreements range through May 12, 2018.

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
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2017, 2016, and 2015, and assets as of December 31, 2017 and 2016 are set forth in Note 15 to the consolidated financial statements.
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

The telecommunications industry is very competitive and the Company competes against larger, well-capitalized national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products or services. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost access lines, and will likely continue to lose them as part of the customer base migrates to competitors.

The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, and cable, broadband and internet service providers. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with CBT’s customers offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution and increased competition, CBT’s legacy voice lines decreased by 15% and long distance subscribers decreased by 7% in 2017 compared to 2016.

Our strategic products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale that enables them to more aggressively price products. In addition, they are able to provide products on a much broader scale given their expanded geography of operations. Our competitors are expected to continuously upgrade their service quality and offerings, which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

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
The Company has provided alternative sources of revenue by way of our strategic products; however, these products may generate lower profit margins than our traditional services. In addition, as a larger portion of our customer base has already migrated to these new product offerings, a decreased growth rate can be expected. Moreover, we cannot provide assurance that the revenues generated from our new offerings will offset revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

Form 10-K Part I	Cincinnati Bell Inc.

Negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers. In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content, resulting in increased costs.

We must negotiate with the content owners of the programming that we carry.  These content owners are the exclusive provider of the channels they offer.  If we are unable to reach a mutually-agreed upon contract with a content owner, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels.  The loss of content could result in our loss of customers who place a high value on the particular content that is lost.  In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content that customers do not associate much value, in order to have access to other content that customers do associate value.  Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations.   As a result of these factors, the expense of content may continue to increase, and have a material adverse impact on the Company’s results of operations and cash flows.

The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, which would lead to reduced revenues and/or increased costs.

The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive service credits to their accounts and other financial compensation, and also may be able to terminate their relationship with the Company. In order to provide these levels of services, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available for disruption of services. The failure to address these or other events may result in a disruption of services. In addition, any inability to meet service level commitments, or other performance standards, could reduce the confidence of customers. Decreased customer confidence could impair the Company's ability to attract and retain customers, which could adversely affect the Company's ability to generate revenues and operating results.

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

During 2016 and 2015 GE contributed greater than 10% of consolidated revenue. As a result of this concentration, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if services purchased were significantly reduced. If GE were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the accounts receivable securitization facility ("Receivables Facility").

Maintaining the Company's telecommunications networks requires significant capital expenditures, and the Company's inability or failure to maintain its telecommunications networks could have a material impact on its market share and ability to generate revenue.

Over the past several years, the Company has improved its wireline network through increased capital expenditures for fiber optic cable in areas of its operating network. The Company intends to continue its capital expenditures for fiber optic cable.

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

Cyber attacks, including on our vendors, or other breaches of network or other information technology security, could have an adverse effect on our business.

Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. The costs associated with a major cyber attack could include material incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, other hostile acts and events beyond our control. Such events could cause significant damage to our infrastructure, resulting in degradation or disruption of service to our customers. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations. In addition, these occurrences could result in lost revenues from business interruption as well as damage to our reputation.

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

The Company depends on third-party providers to supply products and services. For example, many of the Company's information technology and call center functions are performed by third-party providers, and network equipment is purchased from and maintained by vendors. The loss of, or problems with, one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers and on our results of operations and financial condition.

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

The Company is a party to collective bargaining agreements with its labor union, which represents approximately 25% of its employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

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

As of December 31, 2017, the Company and its subsidiaries had outstanding indebtedness of $1,747.7 million, on which it incurred $85.2 million of interest expense in 2017, and had a total shareowners’ deficit of $143.1 million. In October 2017, the Company entered into a new Credit Agreement. The Credit Agreement provides for (i) a five year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million (the "Revolving Credit Facility") and (ii) a seven-year $600 million senior secured term loan facility (the "Tranche B Term Loan due 2024"). At December 31, 2017, the Company and its subsidiaries had $101.0 million of borrowing availability under its Receivables Facility and had the ability to borrow up to an additional $200.0 million under the Revolving Credit Facility, subject to compliance with certain conditions.

The Company’s debt has important consequences, including the following:

•
the Company is required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	there is a variable interest rate on a portion of its debt which will increase if the market interest rates increase;
•	the Company’s debt increases its vulnerability to adverse changes in the credit markets, which adverse changes could increase the Company's borrowing costs and limit the availability of financing;
•	the Company’s debt service obligations limit its flexibility to plan for, or react to, changes in its business and the industries in which it operates;
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•
the Company’s debt instruments contains limitations on the Company and require the Company to comply with specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund the Company's operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

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

The Credit Agreement, the indenture governing the Company's notes due 2024, the indenture governing the Company's notes due 2025 and other indebtedness impose significant restrictions on the Company.

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company. These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	guarantee indebtedness;
•	declare or pay dividends or make other distributions to shareholders;
•	repurchase equity interests;
•	redeem debt that is junior in right of payment to such indebtedness;
•	enter into agreements that restrict dividends or other payments from subsidiaries;
•	issue or sell capital stock of certain of its subsidiaries;
•	consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis; and
•	change its fiscal year
In addition, the Company’s Credit Agreement and debt instruments include restrictive covenants that may materially limit the Company’s ability to prepay debt and redeem preferred stock. The agreements governing the Credit Agreement also require the Company to achieve and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the Credit Agreement and its other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and
•
adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances, other capital needs, or to engage in other business activities that would be in its interest.

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the Credit Agreement, the lenders may elect not to provide loans under the Revolving Credit Facility until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument. Failure to comply with these covenants, if not cured or waived, would limit the cash available to the Company required to fund operations and its general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

The Company depends on its Revolving Credit Facility and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of October 2022. The Receivables Facility has a termination date of May 2019, and is subject to renewal every 364 days, with the next renewal occurring in May 2018.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2017, the Company had no outstanding borrowings under the Revolving Credit Facility, leaving $200.0 million in additional borrowing availability under this facility. The $200.0 million available under the Revolving Credit Facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2017, the Company had a total borrowing capacity of $107.3 million on a maximum borrowing capacity of $120.0 million on its Receivables Facility. At that date, there were no outstanding borrowings and $6.3 million of outstanding letters of credit. The available borrowing capacity is calculated monthly based on the amount, and quality, of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2017, the Company had $101.0 million of borrowing capacity remaining under its Receivables Facility.

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available, or that future borrowings will be available under its Revolving Credit Facility Credit or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms, or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

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

Risks Relating to the Merger with Hawaiian Telcom

The merger (the “merger”) of Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) into a wholly owned subsidiary of the Company is subject to the receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on the Company following the closing of the merger (the “combined company”) or, if not obtained, could prevent completion of the merger.

Before the merger may be completed, clearances or approvals must be obtained from various regulatory entities, including the FCC, and the Hawaii Public Utilities Commission. There can be no assurance that all of these required approvals and clearances will be obtained, or will be obtained on a timely basis. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider, among other things, the effect of the merger on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations, incremental cost, or place restrictions on the conduct of the combined company’s business. The agreement and plan of merger dated July 9, 2017 (the “merger agreement”), among Hawaiian Telcom, the Company and Twin Acquisition Corp. may require the Company and Hawaiian Telcom to comply with conditions imposed by regulatory entities, and neither company is required to take any action with respect to obtaining regulatory approval that, individually or in the aggregate, would be reasonably likely to have a Material Adverse Effect on either Hawaiian Telcom or the Company. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the merger, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger. In addition, the Company cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger.

The merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Any delay in completing the merger may reduce or eliminate the benefits expected.

In addition to the regulatory clearances and approvals, the merger is subject to certain other conditions beyond the control of the Company that may prevent, delay, or otherwise materially adversely affect completion of the merger. The Company cannot predict whether and when these other conditions will be satisfied. The requirements for satisfying such conditions could delay completion of the merger for a period of time, reducing or eliminating some or all anticipated benefits of the merger, or prevent completion of the merger from occurring at all.

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

Form 10-K Part I	Cincinnati Bell Inc.

Risks Relating to the Combined Company upon Completion of the Merger with Hawaiian Telcom

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

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs, or a decrease in the amount of expected revenues, and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

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

Form 10-K Part I	Cincinnati Bell Inc.

The combined company will have substantial indebtedness following the merger and the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect.

The Company has obtained new credit facilities under the new Credit Agreement and through its wholly-owned subsidiary has issued senior unsecured notes (the proceeds of which have been deposited into an escrow account pending the closing of the merger) in order to provide funds to (i) refinance its existing credit facilities, (ii) finance in part the cash portion of the merger consideration for the merger with Hawaiian Telcom and fund the purchase price for the acquisition of OnX, (iii) refinance existing indebtedness of Hawaiian Telcom and (iv) pay other costs and expenses incurred in connection with the merger with Hawaiian Telcom, the OnX acquisition and related transactions. Following completion of the merger, the combined company will have substantial indebtedness and the credit ratings of the combined company and its subsidiaries may be different from what the companies currently expect.

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

Form 10-K Part I	Cincinnati Bell Inc.

Risks Related to the Acquisition of OnX

The acquisition of OnX may not achieve its intended results, and the Company may be unable to successfully integrate OnX's operations.

The Company completed the acquisition of OnX in October 2017. The Company entered into the merger agreement with OnX with the expectation that the acquisition will result in various benefits, including, among other things, expanding the Company’s asset base and creating synergies and opportunities for cost savings. Achieving the anticipated benefits of the acquisition of OnX is subject to a number of uncertainties, including whether the businesses of the Company and OnX can be integrated in an efficient and effective manner.

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

As of December 31, 2017, the Company had deferred tax assets of $124.3 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $39.3 million, state and local net operating loss carryforwards of $48.0 million, and foreign net operating loss carryforwards of $1.6 million. The Company has recorded valuation allowances against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statute, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

Changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows.

The Company calculates, collects and remits various federal, state, and local taxes, surcharges, and regulatory fees to numerous federal, state and local governmental authorities, including but not limited to federal Universal Service Fund contributions, sales tax, regulatory fees and use tax on purchases of goods and services used in our business. Tax laws are subject to change, and new interpretations of how various statutes and regulations should be adhered to are frequently issued. In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud services. In the event that we have incorrectly calculated, assessed, or remitted amounts due to governmental authorities, or if revenue and taxing authorities disagree with positions we have taken, we could be subject to additional taxes, fines, penalties, or other adverse actions. In the event that federal, state, or local municipalities were to significantly increase taxes on good and services used to construct and maintain our network, operations, or provision of services, or seek to impose new taxes, there could be a material adverse impact on financial results.

The Company's interpretation of the Tax Cuts and Jobs Act of 2017 could change, and have an adverse impact on financial results.

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") signed into law on December 22, 2017 has resulted in significant changes to the U.S. Corporate income tax system. These changes include a federal statutory rate reduction from 35 percent to 21 percent, limitations on the deductibility of interest expense and executive compensation, and elimination of the corporate alternative minimum tax. The final transition impacts of the Tax Act may differ from the Company's current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action taken to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former executives. The Company also provides healthcare and group life insurance benefits for eligible retirees. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. In addition, with respect to the Company’s pension plans, the Company expects to make approximately $10 million of estimated aggregate cash contributions to its qualified pension plans for the years 2018 to 2023. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans, or could accelerate the timing of required payments.

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

Our business faces a substantial risk of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2017, we owned or maintained properties throughout the U.S. and Canada. Principal office locations are in Cincinnati, Ohio.
Our properties include copper and fiber plants and associated equipment in our local operating market. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.
With regard to its local Entertainment and Communications operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, which are recorded as operating leases. The Company’s out-of-territory network assets include a fiber network plant, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we lease eight Company-run retail locations.
With regard to the IT Services and Hardware operations, the majority of business and administrative offices are located in leased facilities, which are recorded as both capital and operating leases.
For additional information about the Company’s properties, see Note 5 to the consolidated financial statements.
Item 3. Legal Proceedings
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2017, cannot be reasonably determined.
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

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2017	High	$24.35	$19.66	$21.85	$22.00
	Low	$17.60	$16.40	$16.60	$18.75
2016	High	$19.45	$23.05	$25.10	$22.75
	Low	$14.50	$18.00	$19.55	$17.90
(b) Holders
As of January 31, 2018, the Company had 5,895 holders of record of the 42,394,151 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In both 2017 and 2016, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2017 and 2016, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2018.

Form 10-K Part II	Cincinnati Bell Inc.

(d) Stock Performance
The following graph compares Cincinnati Bell Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Cincinnati Bell Inc.	$100	$65	$58	$66	$82	$76
S&P 500	$100	$132	$151	$153	$171	$208
S&P Integrated Telecommunication Services	$100	$111	$114	$117	$146	$145

Copyright © 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

(e) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2017 - 12/31/2017	—	$—	—	$124.4

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

ASU 2016-09 Compensation - Stock Compensation was adopted effective January 1, 2017. As a result, cash flows related to excess tax benefits were reclassed from "Cash flows from operating activities" to "Cash flows from financing activities." All periods presented in the following table have been recast to present the impact of ASU 2016-09, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2017 (g)	2016	2015	2014	2013 (a)
Operating Data
Revenue	$1,288.5	$1,185.8	$1,167.8	$1,161.5	$1,073.4
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,195.2	1,079.8	1,031.3	979.5	877.6
Other operating costs and losses (b)	55.2	13.0	8.5	5.1	56.0
Operating income	38.1	93.0	128.0	176.9	139.8
Interest expense	85.2	75.7	103.1	145.9	176.0
Loss on extinguishment of debt, net	3.2	19.0	20.9	19.6	29.6
Loss from CyrusOne investment (c)	—	—	5.1	7.0	10.7
Gain on sale of CyrusOne investment	(117.7)	(157.0)	(449.2)	(192.8)	—
Income (loss) from continuing operations	35.1	101.8	290.8	117.7	(64.9)
Income (loss) from discontinued operations, net of tax	—	0.3	62.9	(42.1)	10.2
Net income (loss)	35.1	102.1	353.7	75.6	(54.7)
Basic earnings (loss) per common share from continuing operations	$0.59	$2.17	$6.69	$2.57	$(1.83)
Basic earnings (loss) per common share from discontinued operations	$—	$0.01	$1.50	$(1.01)	$0.25
Basic earnings (loss) per common share	$0.59	$2.18	$8.19	$1.56	$(1.58)
Diluted earnings (loss) per common share from continuing operations	$0.58	$2.17	$6.68	$2.56	$(1.83)
Diluted earnings (loss) per common share from discontinued operations	$—	$0.01	$1.49	$(1.00)	$0.25
Diluted earnings (loss) per common share	$0.58	$2.18	$8.17	$1.56	$(1.58)
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	42.2	42.0	41.9	41.7	41.2
Diluted	42.4	42.1	42.0	41.9	41.2

Financial Position
Property, plant and equipment, net	$1,129.0	$1,085.5	$975.5	$815.4	$756.8
Total assets (d)	2,162.4	1,541.0	1,446.4	1,807.0	2,088.2
Total long-term obligations (e)	1,948.2	1,429.8	1,485.4	2,044.7	2,509.5

Other Data
Cash flow provided by operating activities	$203.4	$173.1	$111.0	$175.3	$79.3
Cash flow (used in) provided by investing activities	(236.8)	(95.5)	383.2	392.6	(185.4)
Cash flow (used in) provided by financing activities	420.2	(75.3)	(544.7)	(514.6)	87.1
Capital expenditures (f)	(210.5)	(286.4)	(283.6)	(182.3)	(196.9)

(a)
During 2013, CyrusOne results are included for the period January 1, 2013 through January 23, 2013. Effective January 24, 2013, the date of the CyrusOne IPO, we no longer include CyrusOne's operating results in our consolidated financial statements. See Note 1 to the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

(b)
Other operating costs and losses consist of restructuring and severance related charges (reversals), transaction-related compensation, curtailment and settlement loss (gain), loss (gain) on disposal of assets - net, impairment of assets and transaction and integration costs.

(c)
Losses represent our equity method share of CyrusOne's losses from the date of the IPO through December 31, 2015. Effective January 1, 2016, our ownership in CyrusOne is no longer accounted for using the equity method.

(d)	Total assets include current and noncurrent assets from discontinued operations.

(e)
Total long-term obligations are comprised of long-term debt less current portion, deferred income tax liabilities, pension and postretirement benefit obligations, other noncurrent liabilities and noncurrent liabilities from discontinued operations. See Notes 7, 8, 10 and 16 to the consolidated financial statements for discussions related to 2017 and 2016.

(f)	Capital expenditures include capital expenditures from discontinued operations.

(g)	Operating data includes OnX results as of the date of acquisition in October 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany and intersegment eliminations.

Consolidated revenue totaling $1,288.5 million for the year ended December 31, 2017 increased $102.7 million compared to the prior year as growth in strategic revenue, and revenue of $172.8 million contributed from acquisitions in 2017, more than offset declines from legacy and integration products. Revenue from our strategic products totaled $705.0 million in 2017, up 11% compared to 2016.
Operating income in 2017 was $38.1 million, down $54.9 million from the prior year due in large part to higher restructuring and severance related charges as the Company initiated reorganizations within both segments of the business resulting in headcount reductions. These reorganizations are intended to more appropriately align the Company for future growth and to reduce field and network costs within our legacy copper network. In addition, transaction and integration costs of $18.5 million were incurred in 2017 relating to merger and acquisition activity. Depreciation expense increased in conjunction with the increase in property, plant, and equipment as a result of acquisitions, as well as the continued build out of our fiber network. Income from continuing operations totaled $35.1 million for the year ended December 31, 2017, which included a $117.7 million gain on the sale of a portion of our CyrusOne investment.
The Company sold 2.8 million CyrusOne Inc. common shares for cash totaling $140 million during 2017. The cash generated from this transaction was used to pay down the Receivables Facility and partially fund the merger and acquisition activity that closed during 2017. In the fourth quarter of 2017, the Company issued the $600.0 million Tranche B Term Loan due 2024. The proceeds of the debt were primarily used to repay the remaining $315.8 million of outstanding principal of its Tranche B Term Loan, accrued and unpaid interest, and to fund the acquisition of OnX. Additionally in the fourth quarter of 2017, the Company issued $350.0 million of 8% Senior Notes due 2025 at par. The offering of the 8% Senior Notes is part of the financing of the cash portion of the merger consideration for the previously announced merger with Hawaiian Telcom by the Company (the “HCOM Acquisition”).

Form 10-K Part II	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Service revenue
Entertainment and Communications	$785.1	$763.0	$22.1	3%	$735.0	$28.0	4%
IT Services and Hardware	221.0	215.7	5.3	2%	198.0	17.7	9%
Total service revenue	$1,006.1	$978.7	$27.4	3%	$933.0	$45.7	5%
Entertainment and Communications revenue increased as the growth in Fioptics and other strategic services offset the declines in legacy revenue. Fioptics revenue totaled $309.8 million, $254.1 million and $190.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, up 22% in 2017 and up 33% in 2016 from the comparable prior year.
IT Services and Hardware revenue increased $5.3 million in 2017 compared to 2016 as the contribution of $40.1 million of revenue from the acquisitions of SunTel and OnX were able to offset losses related to decreases in billable headcount as a key customer pursued cost saving initiatives by in-sourcing IT professionals.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Product revenue
Entertainment and Communications	$3.1	$4.5	$(1.4)	(31)%	$7.4	$(2.9)	(39)%
IT Services and Hardware	279.3	202.6	76.7	38%	227.4	(24.8)	(11)%
Total product revenue	$282.4	$207.1	$75.3	36%	$234.8	$(27.7)	(12)%
Product revenue in Entertainment and Communications decreased by $2.9 million in 2016 compared to 2015. In 2015, we sold Verizon wireless handsets and accessories at our retail locations generating revenue of $3.1 million. In 2016 and 2017, the Entertainment and Communications segment is no longer selling Verizon wireless handsets at our retail locations.
Product revenue in IT Services and Hardware is primarily driven by the volume of Telecom and IT hardware sales, reflecting the cyclical fluctuation in capital spending by our enterprise customers. IT Services and Hardware revenue increased $76.7 million in 2017 versus 2016. During 2017 the IT Services and Hardware segment acquired SunTel and OnX. These acquisitions contributed $132.7 million of product revenue during 2017, offsetting declines experienced by customers cutting back on capital expenditures.
Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Cost of services
Entertainment and Communications	$365.9	$344.7	$21.2	6%	$319.9	$24.8	8%
IT Services and Hardware	166.2	161.7	4.5	3%	152.6	9.1	6%
Total cost of services	$532.1	$506.4	$25.7	5%	$472.5	$33.9	7%
Cost of services increased in both periods due to growth in our strategic products. The increase in Entertainment and Communications costs primarily relate to programming costs associated with our growing Fioptics video subscriber base and rising programming rates. IT Services and Hardware costs primarily relate to the increase in professional services revenue.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Cost of products
Entertainment and Communications	$2.7	$2.5	$0.2	8%	$6.3	$(3.8)	(60)%
IT Services and Hardware	226.5	170.0	56.5	33%	191.8	(21.8)	(11)%
Total cost of products	$229.2	$172.5	$56.7	33%	$198.1	$(25.6)	(13)%
Cost of products are primarily impacted by changes in Telecom and IT hardware sales. Entertainment and Communications cost of products decreased from 2015 to 2016 primarily due to lower sales of Verizon handsets at our retail locations.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Selling, general, and administrative
Entertainment and Communications	$138.5	$141.5	$(3.0)	(2)%	$146.2	$(4.7)	(3)%
IT Services and Hardware	83.7	57.5	26.2	46%	53.5	4.0	7%
Corporate	18.7	19.7	(1.0)	(5)%	19.4	0.3	2%
Total selling, general and administrative	$240.9	$218.7	$22.2	10%	$219.1	$(0.4)	0%
Entertainment and Communications selling, general, and administrative ("SG&A") expenses were down in 2017 versus 2016 due to lower payroll costs related to reduced headcount in addition to reductions in bad debt, reflecting changes to our credit policies. Entertainment and Communications SG&A costs were down in 2016 compared to 2015 due to a one-time pension charge of $3.8 million incurred in the second quarter of 2015 related to our excess benefit plan. IT Services and Hardware SG&A costs were up in 2017 primarily due to incremental headcount associated with the acquisitions of SunTel and OnX in addition to incremental headcount at branch office locations to support the expansion of our national footprint. Corporate SG&A costs decreased in 2017 driven largely by additional stock-based compensation expense recorded in 2016 as a result of changes in our stock price.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Depreciation and amortization expense
Entertainment and Communications	$174.7	$168.6	$6.1	4%	$129.2	$39.4	30%
IT Services and Hardware	18.1	13.5	4.6	34%	12.3	1.2	10%
Corporate	0.2	0.1	0.1	100%	0.1	—	0%
Total depreciation and amortization expense	$193.0	$182.2	$10.8	6%	$141.6	$40.6	29%
The increase in Entertainment and Communications depreciation and amortization expense in 2017 versus 2016 is a result of expanding our fiber-based network. The increase in depreciation expense in 2016 versus 2015 is due to reducing the estimated useful life of certain set-top boxes, as well as the related software, as we upgraded customers to new technology. We also reduced the estimated useful life of our copper assets in the fourth quarter of 2015.

The increase in IT Services and Hardware depreciation and amortization expense in 2017 as compared to 2016 is primarily related to the amortization of intangible assets acquired as part of the SunTel and OnX acquisitions, as well as depreciation expense related to acquired property, plant and equipment.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Restructuring and severance related charges
Entertainment and Communications	$27.9	$7.7	$20.2	n/m	$1.6	$6.1	n/m
IT Services and Hardware	4.8	3.3	1.5	45%	2.8	0.5	18%
Corporate	—	0.9	(0.9)	n/m	1.6	(0.7)	(44)%
Total restructuring and severance related charges (reversals)	$32.7	$11.9	$20.8	n/m	$6.0	$5.9	98%
In 2017, restructuring and severance related charges were associated with the Company initiated reorganizations within both segments of the business that resulted in headcount reductions. The reorganizations are intended to more appropriately align the Company for future growth and reduce field and network costs within our legacy copper network.
In 2016, restructuring and severance related charges were associated with headcount reductions that resulted due to increased in-sourcing of IT professionals by a significant customer, as well as initiatives to reduce costs associated with our legacy copper network group, including a voluntary severance program for certain management employees.
In 2015, restructuring charges represented severance associated with employee separations, consulting fees related to a workforce optimization initiative, and lease abandonments.
Other operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Other operating costs
Transaction and integration costs	$18.5	$—	$18.5	100%	$1.4	$(1.4)	n/m
Curtailment loss	—	—	—	n/m	0.3	(0.3)	n/m
Pension settlement charges	4.0	—	4.0	100%	—	—	n/m
Loss on sale of disposal of assets, net	—	1.1	(1.1)	n/m	0.8	0.3	38%
Total other operating costs	$22.5	$1.1	$21.4	n/m	$2.5	$(1.4)	(56)%
Transaction and integration costs incurred in 2017, recorded in the Corporate segment, are due to the acquisition of SunTel in the first quarter of 2017, the acquisition of OnX that closed in the fourth quarter of 2017, and the pending merger agreement with Hawaiian Telcom. The merger with Hawaiian Telcom is expected to close in the second half of 2018. Transaction and integration costs incurred in 2015 primarily represent fees for exploring opportunities to increase the scale of our IT Services and Hardware Segment.
In 2017, the Company recorded a $4.0 million pension settlement charge for the Cincinnati Bell Pension Plan ("CBPP") as the lump sum payments to CBPP plan participants exceeded the sum of the service cost and interest cost component of net pension cost for the year.

Form 10-K Part II	Cincinnati Bell Inc.

Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Non-operating costs
Interest expense	$85.2	$75.7	$9.5	13%	$103.1	$(27.4)	(27)%
Loss on extinguishment of debt, net	3.2	19.0	(15.8)	(83)%	20.9	(1.9)	(9)%
Gain on Sale of CyrusOne investment	(117.7)	(157.0)	39.3	(25)%	(449.2)	292.2	(65)%
Other expense (income), net	1.4	(7.6)	9.0	n/m	2.6	(10.2)	n/m
Income tax expense	30.9	61.1	(30.2)	(49)%	159.8	(98.7)	(62)%
Income (loss) from discontinued operations, net of tax	—	0.3	(0.3)	n/m	62.9	(62.6)	n/m

Interest expense increased in 2017 compared to 2016 due to the Company entering into the $600.0 million Tranche B Term Loan 2024 and issuing $350.0 million 8% Senior Notes in the fourth quarter of 2017. The Company repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its old Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024. In addition, the increase in interest expense in 2017 is attributable to a full year of expense on the 7.0% Senior Notes due 2024 that were issued in the third quarter of 2016. Interest expense decreased in 2016 compared to 2015 due to the Company using proceeds from the sale of a portion of its CyrusOne investment to repay debt. During 2017, we increased our total debt by $541.1 million. During 2016 and 2015, we reduced our total debt by $31.0 million and $449.7 million, respectively. Certain debt repayments in each period resulted in a loss on extinguishment of debt.

In 2017, the Company recognized a gain of $117.7 million on the sale of 2.8 million CyrusOne common shares. In 2016, the Company recognized a gain of $157.0 million on the sale of 4.1 million CyrusOne common shares. In 2015, the Company recognized a gain of $412.9 million on the sale of 20.3 million CyrusOne LP partnership units and a gain of $36.3 million on the sale of 1.4 million CyrusOne common shares. At December 31, 2017, we no longer own any shares of CyrusOne.
Dividends declared by CyrusOne in 2016 totaled $6.4 million and were included in Other (income) expense, net. For 2015, Other (income) expense, net includes the Company's share of CyrusOne's net loss recorded under the equity method of accounting totaling $5.1 million.

Income tax expense fluctuates accordingly based on changes in income from continuing operations before income taxes, as well as rate changes. The Company uses federal and state net operating loss carryforwards to defray payment of federal and state tax liabilities. The Company also had significant Alternative Minimum Tax (“AMT”) refundable tax credit carryforwards available to offset future income tax liabilities. The Company made an election on the 2016 income tax return to claim the available portion of these credits in lieu of claiming bonus depreciation. As a result, the Company had cash income tax refunds (net of payments), totaling $12.9 million in 2017. The company plans to make the same election to accelerate AMT refundable tax credits on the 2017 tax return and, as a result, reclassed $14.8 million of AMT refundable tax credits from “Deferred income taxes, net” to “Receivables” as these credits are expected to be received during 2018.

In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses. Non-deductibles expenses during 2017 were higher than in recent prior years due to $10.4 million of non-deductible acquisition related expenses incurred during the year.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed in to law. The Tax Act significantly revised the U.S. Corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35 percent to 21 percent. In addition, effective January 1, 2018, there are limitations on the deductibility of interest and executive compensation and the corporate alternative minimum tax (AMT) is eliminated. As a result of the Tax Act, the Company recorded a tax expense of $6.8 million due to a remeasurement of deferred tax assets and liabilities.

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

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the years ended December 31, 2017, 2016, and 2015, we operated two business segments: Entertainment and Communications and IT Services and Hardware. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of Discontinued Operations, see Note 1 and Note 16 of Notes to Consolidated Financial Statements.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.
Entertainment and Communications
The Entertainment and Communications segment provides products and services such as data transport, high-speed internet, video, local voice, long distance, VoIP and other services. CBT, a subsidiary of the Company, is the ILEC for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of CBET, a CLEC and subsidiary of CBT. The Entertainment and Communications segment provides Long distance and VoIP services primarily through CBTS Technology Solutions LLC, which was formerly known as Cincinnati Bell Any Distance Inc.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016	2015	2016 vs. 2015	2016 vs. 2015
Revenue:
Data	$351.6	$344.8	$6.8	2%	$322.8	$22.0	7%
Voice	267.3	275.0	(7.7)	(3)%	291.9	(16.9)	(6)%
Video	149.2	125.7	23.5	19%	96.6	29.1	30%
Services and Other	21.8	23.3	(1.5)	(6)%	32.4	(9.1)	(28)%
Total revenue	789.9	768.8	21.1	3%	743.7	25.1	3%
Operating costs and expenses:
Cost of services and products	379.3	359.5	19.8	6%	331.5	28.0	8%
Selling, general and administrative	138.7	141.6	(2.9)	(2)%	150.9	(9.3)	(6)%
Depreciation and amortization	174.7	168.6	6.1	4%	129.2	39.4	30%
Restructuring and severance charges	27.9	7.7	20.2	n/m	1.6	6.1	n/m
Other	4.0	0.8	3.2	n/m	0.6	0.2	33%
Total operating costs and expenses	724.6	678.2	46.4	7%	613.8	64.4	10%
Operating income	$65.3	$90.6	$(25.3)	(28)%	$129.9	$(39.3)	(30)%
Operating margin	8.3%	11.8%		(3.5)	17.5%		(5.7)
Capital expenditures	$196.4	$272.5	$(76.1)	(28)%	$269.5	$3.0	1%

Metrics (in thousands):
Fioptics units passed	572.2	533.4	38.8	7%	432.0	101.4	23%

Internet subscribers:
DSL	82.1	105.6	(23.5)	(22)%	133.7	(28.1)	(21)%
Fioptics	226.6	197.6	29.0	15%	153.7	43.9	29%
Total internet subscribers	308.7	303.2	5.5	2%	287.4	15.8	5%

Fioptics video subscribers	146.5	137.6	8.9	6%	114.4	23.2	20%

Residential voice lines:
Legacy	94.9	117.5	(22.6)	(19)%	146.4	(28.9)	(20)%
Fioptics	88.8	83.8	5.0	6%	71.4	12.4	17%
Total residential voice lines	183.7	201.3	(17.6)	(9)%	217.8	(16.5)	(8)%
Business voice lines:
Legacy	167.1	190.7	(23.6)	(12)%	215.4	(24.7)	(11)%
VoIP*	166.0	131.7	34.3	26%	89.5	42.2	47%
Total business voice lines	333.1	322.4	10.7	3%	304.9	17.5	6%
Total voice lines	516.8	523.7	(6.9)	(1)%	522.7	1.0	0%

Long distance lines:
Residential	175.8	187.6	(11.8)	(6)%	199.4	(11.8)	(6)%
Business	117.8	129.7	(11.9)	(9)%	140.3	(10.6)	(8)%
Total long distance lines:	293.6	317.3	(23.7)	(7)%	339.7	(22.4)	(7)%

* VoIP lines include Fioptics voice lines

Form 10-K Part II	Cincinnati Bell Inc.

Revenue
The following table illustrates our revenue by market: Consumer, Business and Carrier. Our products within each market have been classified as either Strategic, Legacy or Integration.

	Year ended December 31,
(dollars in millions)	2017	2016	2015
Revenue:
Consumer
Strategic
Data	$125.8	$103.0	$72.7
Voice	24.4	21.7	19.7
Video	146.7	123.6	94.8
Services and other	1.6	3.4	3.7
	298.5	251.7	190.9
Legacy
Data	34.9	44.2	49.5
Voice	66.3	73.8	86.1
Services and other	3.3	4.1	6.7
	104.5	122.1	142.3
Integration
Services and other	0.7	3.9	7.7
Total consumer revenue	$403.7	$377.7	$340.9

Business
Strategic
Data	$100.5	$96.5	$89.6
Voice	63.3	51.7	42.5
Video	2.5	2.1	1.8
Services and other	2.0	2.5	3.2
	168.3	152.8	137.1
Legacy
Data	17.1	20.3	23.2
Voice	97.9	111.5	123.6
Services and other	1.1	1.3	1.3
	116.1	133.1	148.1
Integration
Services and other	1.5	1.8	2.6
Total business revenue	$285.9	$287.7	$287.8

Carrier
Strategic
Data	$42.8	$45.0	$37.7
Services and Other	5.4	—	—
	48.2	45.0	37.7
Legacy
Data	30.5	35.8	50.1
Voice	15.4	16.3	20.0
Services and other	6.2	6.3	7.2
	52.1	58.4	77.3
Total carrier revenue	$100.3	$103.4	$115.0

Total Entertainment and Communications revenue	$789.9	$768.8	$743.7

Form 10-K Part II	Cincinnati Bell Inc.

Consumer
Consumer market revenue has increased each of the previous two years due to Fioptics growth offsetting legacy access line and DSL subscriber losses. Our Fioptics internet subscriber base increased 14% and average revenue per user ("ARPU") was up 4% in 2017. During 2016, the Fioptics internet subscriber base increased 27% with ARPU growing 9%. Fioptics video subscribers increased 8% and 21% in 2017 and 2016, respectively, in addition to a 4% increase in ARPU in each year. Video ARPU growth rates increased in both 2017 and 2016 as a result of price increases. In 2017, price increases were partially offset by competition in the market putting pressure on prices. In 2016, price increases were partially offset by the popularity of MyTV, which was not the focus of our advertising campaign during 2017.
The Company continues to lose access and long distance lines as a result of, among other factors, customers electing to solely use wireless service in lieu of traditional local wireline service, or electing to move to other service providers. The Company also continues to experience DSL subscriber loss because of customers migrating to Fioptics, or an alternative internet provider, particularly in areas not upgraded to Fioptics.
Higher Integration revenue in 2015 is primarily due to $3.1 million of revenue generated through an agreement to sell Verizon wireless products and services at our retail locations. We discontinued the sale of Verizon handsets at our retail locations effective January 31, 2016.
Business
Business market revenue in 2017 is down slightly from the prior year as the growth in strategic revenue continues to partially offset declines by our legacy and integration products and services. Legacy data revenue from our business customers has decreased by $3.2 million in 2017, while strategic data revenue has increased by $4.0 million as customers migrate from our legacy product offerings to higher bandwidth fiber solutions. Voice revenue declined $2.0 million in 2017 and $2.9 million in 2016 as the growth in VoIP lines continues to mitigate legacy voice line loss and the migration of certain customers to national providers. In total, business voice lines increased 3% during 2017 in comparison to an increase of 6% in 2016. However, the revenue impact of the increase in voice lines was more than offset by the fact that VoIP lines have a lower ARPU than legacy access lines. In addition, service and other revenue has declined each year primarily due to lower maintenance and service center revenue.
Carrier
Overall Carrier revenue was down $3.1 million in 2017 compared to 2016. Carrier Data revenue declined by $7.5 million in 2017 compared to prior year as national carriers increased their focus on improving network efficiencies. Strategic services and other revenue offset this decline as it increased $5.4 million due to a one time project that was completed in the second quarter of 2017.
Data revenue declined by $7.0 million in 2016 compared to 2015 because we no longer provide backhaul services to our discontinued wireless operations effective March 31, 2015.
Voice revenue declines in 2017 and 2016 are primarily due to Federal Communications Commission ("FCC") mandated reductions of terminating switched access rates. Reductions have occurred over a six-year period and will conclude in 2018.
Operating costs and expenses
Cost of services and products has increased for the past two years primarily due to higher programming costs of $16.6 million and $17.9 million in 2017 and 2016, respectively. These increases are the result of the growing number of Fioptics video subscribers combined with rising programming rates. In addition to programming costs, growth in VoIP and MPLS revenue in both 2017 and 2016 led to higher costs of services and products. Network and materials costs increased in both 2017 and 2016 as we continue to build out our fiber investment. Furthermore, the amortization of the prior service benefit related to the postretirement plans produced a smaller benefit in 2017 as compared to 2016, causing an increase in cost of services and products. In 2016, the increase in costs of services and products can also be attributed to increased payroll related costs driven by increased headcount and overtime to support the growth of our fiber-based network.
SG&A expenses were down in 2017 compared to the prior year primarily due to lower payroll related charges. These decreases were partially offset by $1.7 million of increased advertising costs for Fioptics during 2017. SG&A expenses were down in 2016 compared to 2015 primarily due to lower payroll related charges as well as a one-time charge related to our excess pension benefit plan totaling $3.8 million incurred during 2015. These decreases were partially offset by $1.5 million of increased advertising costs for Fioptics during 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Depreciation and amortization expenses were up in 2017 compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network. Depreciation expense was up in 2016 compared to 2015 due to reducing the estimated useful life of certain set-top boxes, as well as the related software, as we upgraded customers to new technology in 2016. In addition, we reduced the useful life of our copper assets in the fourth quarter of 2015.
Restructuring and severance related charges in 2017 were primarily related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network. Restructuring and severance related charges in 2016 were primarily related to a voluntary severance program to reduce costs associated with our legacy copper network. Restructuring and severance related charges in 2015 were primarily related to employee severance as we identified opportunities to integrate the business markets within each of our segments.
Other operating costs and expenses includes a pension settlement charge of $4.0 million in 2017 as the lump sum payments to Cincinnati Bell Pension Plan participants exceeded the sum of the service cost and interest cost component of net pension cost for the year.
Capital Expenditures

(dollars in millions)	2017	2016	2015
Fioptics capital expenditures
Construction	$53.8	$89.8	$86.5
Installation	55.1	68.7	50.2
Other	15.7	21.8	42.8
Total Fioptics	124.6	180.3	179.5

Other strategic	34.2	50.3	44.4
Other	37.6	41.9	45.6
Total capital expenditures	$196.4	$272.5	$269.5
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. During 2017, 2016 and 2015, we passed 38,800, 101,400 and 97,000 addresses with Fioptics, respectively. The decrease in construction costs in 2017 is a result of the Company passing fewer doors in 2017 relative to 2016 and 2015. Fioptics installation costs also decreased in 2017 as there were fewer activations due to fewer doors being passed. As of December 31, 2017, the Company is able to provide its Fioptics services to 572,200 residential and business addresses, or 70% of our operating territory. Fioptics installation costs increased in 2016 compared to 2015 due to increased Fioptics internet and video activations combined with upgrading set-top boxes and wireless modems. Other Fioptics related investments include costs to expand core network capacity and enhancements to the customer experience.
Other strategic capital expenditures are for success-based fiber builds for business and carrier projects, including related equipment, to provide ethernet and other data transport services.
IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the U.S., Canada and Europe. By offering a full range of equipment and outsourced services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides end-to-end IT and telecommunications infrastructure management designed to reduce cost and mitigate risk while optimizing performance for its customers.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change			$ Change	% Change
(dollars in millions)	2017	2016	2017 vs. 2016	2017 vs. 2016		2015	2016 vs. 2015	2016 vs. 2015
Revenue:
Professional Services	$114.6	$106.7	$7.9	7%		$105.5	$1.2	1%
Management and Monitoring	21.1	32.0	(10.9)	(34)%		31.0	1.0	3%
Unified Communications	42.3	39.8	2.5	6%		37.8	2.0	5%
Cloud Services	53.5	46.5	7.0	15%		30.9	15.6	50%
Telecom and IT hardware	280.3	205.7	74.6	36%		230.2	(24.5)	(11)%
Total revenue	511.8	430.7	81.1	19%		435.4	(4.7)	(1)%
Operating costs and expenses:
Cost of services and products	394.6	332.4	62.2	19%		345.2	(12.8)	(4)%
Selling, general and administrative	83.7	58.0	25.7	44%		54.0	4.0	7%
Depreciation and amortization	18.1	13.5	4.6	34%		12.3	1.2	10%
Restructuring and severance related charges	4.8	3.3	1.5	45%		2.8	0.5	18%
Other	—	0.3	(0.3)	n/m		0.5	(0.2)	(40)%
Total operating costs and expenses	501.2	407.5	93.7	23%		414.8	(7.3)	(2)%
Operating income	$10.6	$23.2	$(12.6)	(54)%		$20.6	$2.6	13%
Operating margin	2.1%	5.4%		(3.3)	pts	4.7%		0.7	pts
Capital expenditures	$14.1	$13.7	$0.4	3%		$14.0	$(0.3)	(2)%
Revenue
The following IT services and hardware products have been classified as either strategic or integration:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Strategic business revenue
Professional services	$95.5	$89.2	$90.4
Management and monitoring	21.1	32.0	31.0
Unified communications	29.1	29.4	27.1
Cloud services	53.5	46.5	30.9
Total strategic business revenue	199.2	197.1	179.4

Integration business revenue
Professional services	19.1	17.5	15.1
Unified communications	13.2	10.4	10.7
Telecom and IT hardware	280.3	205.7	230.2
Total integration business revenue	312.6	233.6	256.0
Total IT Services and Hardware revenue	$511.8	$430.7	$435.4

Form 10-K Part II	Cincinnati Bell Inc.

In 2017, the IT Services and Hardware segment acquired SunTel and OnX. These acquisitions contributed $172.8 million in revenue with significant contributions from Professional services in the amount of $29.6 million, Telecom and IT hardware in the amount of $132.7 million, and Cloud services in the amount of $6.8 million. These contributions helped to offset other declines experienced in these product categories as a result of reduced spending by our enterprise customers, resulting in net growth of Professional services revenue of $7.9 million and Telecom and IT hardware revenue of $74.6 million. Telecom and IT hardware revenue reflects the cyclical fluctuation in capital spending by our customers, which may be influenced by many factors, including the timing of customers' capital spend, the size of their capital budgets and general economic conditions. Fluctuations in Telecom and IT hardware revenue also impacts Professional services revenue as the sale of hardware typically drives associated revenue from professional services engagements.
Management and monitoring revenue declined in 2017 compared to 2016 by $10.9 million as one our significant customers pursued cost cutting initiatives by in-sourcing IT professionals.
Cloud services revenue grew $7.0 million in 2017 compared to 2016 primarily due to the acquisition of OnX. Cloud services revenue grew $15.6 million in 2016 compared to 2015 due to a new end user support project as well as growth in the number of virtual machines within our current customer base.
Operating Costs and Expenses
Cost of services and products is primarily impacted by changes in Telecom and IT hardware sales and severance related charges. Costs of Telecom and IT hardware sales increased $60.9 million and decreased $21.8 million in 2017 and 2016, respectively, compared to the prior year. In addition, during 2017, increases in payroll related costs due to increases in professional services revenue were offset by decreases in payroll related costs associated with the restructuring. In 2016, there was an increase in payroll related costs related to headcount to support the growth of Cloud services.
Selling, general and administrative expenses increased by $25.7 million in 2017 as compared to 2016, primarily due to the acquisitions of SunTel and OnX. The increase in 2016 is related to increased payroll and headcount related costs incurred in order to support strategic revenue growth.
Depreciation and amortization expense increased $4.6 million in 2017 due to the increase in property, plant and equipment, as well as intangibles, as part of the SunTel and OnX acquisitions.
Restructuring and severance related charges incurred in 2017 related to the reorganization initiated by the Company to better align the segment for future growth. Restructuring and severance related charges in 2016 were primarily related to increased in-sourcing of IT professionals by our customers. In 2015, restructuring charges consisted of employee severance and project related costs for the integration of each segment's business markets and the discontinuation of our advanced cyber-security product offering in the first quarter of 2015. We also abandoned office space in Canada that is no longer in use.
Capital Expenditures
The variance in capital expenditures is driven by the nature of customer related projects and spending on equipment to support the growth of our strategic products.
Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments. Corporate costs totaled $37.8 million in 2017, $20.8 million in 2016 and $22.5 million in 2015.
Corporate costs increased by $17.0 million in 2017 compared to 2016 primarily due to higher transaction and integration costs of $18.5 million. Corporate costs decreased by $1.7 million in 2016 compared to 2015, driven largely by lower transaction costs of $1.4 million.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2017, 2016 and 2015, we generated $203.4 million, $173.1 million and $111.0 million, respectively, of cash flows from operations. In 2017, 2016 and 2015, proceeds from the monetization of our CyrusOne investment totaled $140.7 million, $189.7 million and $643.9 million, respectively. Dividends of $1.1 million, $7.4 million and $22.2 million were received from our investment in CyrusOne in 2017, 2016 and 2015, respectively.

Our primary uses of cash are capital expenditures and debt service. In 2017, 2016 and 2015, capital expenditures were $210.5 million, $286.4 million and $283.6 million, respectively. Capital expenditures decreased in 2017 compared to 2016 and 2015 primarily due to passing fewer addresses with Fioptics. Based on the continued demand for fiber-based products and IT solutions, we expect 2018 total capital expenditures to range between $190 million - $210 million. In 2017, 2016 and 2015, debt repayments were $403.0 million, $759.3 million and $531.7 million, respectively. In the fourth quarter of 2017, net proceeds totaling $577.0 million related to the issuance of the Tranche B Term Loan due 2024 were used to repay the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020 and related accrued and unpaid interest. The remaining proceeds of the Tranche B Term Loan due 2024 were used to fund the purchase price, including $77.6 million for outstanding debt, and associated transaction costs of the acquisition of OnX that closed on October 2, 2017. Net proceeds received from the offering of $350 million 8% Senior Notes in the fourth quarter of 2017 will be utilized to finance in part the cash portion of the merger consideration for the proposed acquisition of Hawaiian Telcom expected to close in the second half of 2018.

Interest payments were $65.7 million, $71.1 million and $108.5 million in 2017, 2016 and 2015, respectively. Interest payments have declined each year as we have primarily used cash proceeds from the monetization of our CyrusOne investment and sale of wireless spectrum licenses in 2014 to repay debt. Our contractual debt maturities in 2018, including capital lease obligations, are $18.4 million and associated contractual interest payments are expected to be approximately $120 million.

To a lesser extent, cash is also used to fund our pension obligations, pay preferred stock dividends, and repurchase shares of common stock when the stock price offers an attractive valuation. Cash contributions to our qualified pension plans were $2.3 million, $3.1 million and $10.3 million in 2017, 2016 and 2015, respectively. Cash contributions for our qualified pension plans are expected to be approximately $4.0 million in 2018. Dividends paid on preferred stock were $10.4 million in each of 2017, 2016 and 2015. We do not currently pay dividends on our common shares, nor do we plan to pay dividends on such shares in 2018. In 2016, the Company repurchased 0.2 million common shares for $4.8 million, with no common shares repurchased in 2017 or 2015. As of December 31, 2017, management has authority to repurchase additional common shares with a value of up to $124.4 million under the most recent plan approved by the Board of Directors. This plan does not have a stated maturity date. Management may purchase additional shares in the future to the extent that the purchase is not limited by restrictions in the Credit Agreement, cash is available, and management believes the share price offers an attractive value.

As of December 31, 2017, we had $318.8 million of short-term liquidity, comprised of $17.8 million of cash and cash equivalents, $200.0 million of undrawn capacity on our Revolving Credit Facility and $101.0 million available under the Receivables Facility. The Company expects to use a portion of this liquidity to fund part of the cash consideration for the Hawaiian Telcom merger. The Receivables Facility permits maximum borrowings of up to $120.0 million and is subject to annual renewal. As of December 31, 2017, the Company had no borrowings and $6.3 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $107.3 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants

As of December 31, 2017, the Company had $1.7 billion of outstanding indebtedness and an accumulated deficit of $2.7 billion. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2024. Contractual debt maturities, including capital leases, are $18.4 million in 2018, $18.0 million in 2019, $15.4 million in 2020, $12.5 million in 2021, $10.9 million in 2022 and $1,692.9 million thereafter. In addition, we have ongoing obligations to fund our qualified pension plans. Based on current legislation and current actuarial assumptions, we are required to make approximately $4.0 million in contributions to our qualified pension plans in 2018. Funding requirements for subsequent years are uncertain and will significantly depend on future actuarial assumption changes. It is also possible that we will use a portion of our cash flows generated from operations for common share repurchases or de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million) (the “Revolving Credit Facility”) and (ii) a seven-year $600 million senior secured term loan facility (the “Tranche B Term Loan due 2024”). The Revolving Credit Facility expires in October 2022 and the Tranche B Term Loan due 2024 expires in October 2024. Borrowings under the Revolving Credit Facility will be used to provide ongoing working capital as well as other general corporate cash flow needs of the Company. At December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility, leaving $200.0 million available.

The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2017, these ratios and limitations include a maximum consolidated secured total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, but not limited to, restrictions on Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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

The Tranche B Term Loan due 2024 is subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Tranche B Term Loan due 2024 unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

As of December 31, 2017, the Company was in compliance with the Credit Agreement covenants and ratios.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of December 31, 2017.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Form 10-K Part II	Cincinnati Bell Inc.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2017 was $203.4 million, an increase of $30.3 million compared to 2016. The increase is primarily due to increased restructuring and severance related payments of $29.4 million and increased payments for transaction and integration costs of $16.1 million being more than offset by favorable changes in working capital as well as $13.0 million of operating cash flow generated by the OnX acquisition, which closed on October 2, 2017.

Cash provided by operating activities during 2016 was $173.1 million, an increase of $62.1 million compared to 2015. The increase is primarily due to $37.4 million of lower interest payments and a decline in pension and postretirement payments of $7.3 million. In addition, the Company's discontinued wireless operations used $28.0 million of cash in 2015, compared to $5.1 million used in 2016. These improvements to cash flow were partially offset by higher usage of working capital in 2016, primarily associated with the growth of our strategic products.

Cash flows from investing activities

Cash used by investing activities totaled $236.8 million in 2017, an increase of $141.3 million compared to the prior year, primarily due to the acquisitions of OnX and SunTel. In addition, during the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million. In 2016, proceeds from the sale of our investment in CyrusOne totaled $189.7 million. These increases in cash used by investing activities were partially offset by a $75.9 million decrease in capital expenditures as a result of passing fewer doors with Fioptics in 2017 as compared to the prior year.

Cash used by investing activities totaled $95.5 million in 2016, compared to $383.2 million provided by investing activities in 2015. The decrease is primarily driven by the year-over-year decrease in proceeds received on the sale of the Company's CyrusOne investment. In addition, CyrusOne dividends classified as investing activities decreased by $20.1 million and capital expenditures increased by $2.8 million during 2016.

Other cash used by investing activities includes contributions to equity method investments totaling $0.9 million and $0.3 million in 2016 and 2015, respectively. In 2015, the contributions were more than offset by proceeds from the sale of assets totaling $1.0 million.

Cash flows from financing activities

Cash provided by financing activities was $420.2 million in 2017. In the fourth quarter of 2017, the Company terminated its existing Corporate Credit Agreement and entered into a new Credit Agreement (the "Credit Agreement") that provides for a seven-year $600 million Tranche B Term Loan due 2024 with proceeds totaling $593 million, net of discounts, and a $200 million Revolving Credit Facility. Also in the fourth quarter of 2017, CB Escrow Corp. (the “Issuer”), an Ohio corporation and wholly owned subsidiary of Cincinnati Bell Inc., closed the private offering of $350 million aggregate principal amount of 8% Senior Notes at par. The proceeds of the note issuance have been deposited into an escrow account pending closing of the proposed acquisition of Hawaiian Telcom. Debt repayments totaling $403.0 million were due to the repayment of the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020, including the related accrued and unpaid interest, as well as $77.6 million paid for OnX outstanding debt at the time of acquisition. Debt issuance costs paid totaled $19.1 million for the year. In addition, the Company repaid $89.5 million on the Receivables Facility in 2017.

Cash used by financing activities were $75.3 million in 2016. The Company issued $625.0 million of 7% Senior Notes at a $10.0 million premium. Debt repayments totaling $759.3 million were primarily due to the repayment of $478.5 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 103.328%, $212.1 million of the outstanding Tranche B Term Loan, $40.8 million of the outstanding Cincinnati Bell Telephone Notes at an average rate of 92.232% and $4.0 million of the outstanding 7 1/4% Senior Notes due 2023 at an average rate of 100.750%. In 2016, the Company repurchased 0.2 million common shares for $4.8 million. Debt issuance costs totaled $11.1 million for the year. In addition, the Company borrowed $71.9 million on the Receivables Facility in 2016 and proceeds from the exercise of options totaled $3.8 million.

Form 10-K Part II	Cincinnati Bell Inc.

Cash used by financing activities were $544.7 million in 2015. Debt repayments totaling $531.7 million were primarily due to the redemption of $300.0 million of the outstanding 8 3/4% Senior Subordinated Notes due 2018 at 102.188%, $182.7 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 105.543%, $13.7 million of the outstanding
7 1/4% Notes due 2023 at 99.853% and $5.8 million of the outstanding CBT Notes at an average rate of 90.840%. In 2015, we repaid $1.6 million of the outstanding balances on the Revolving Credit Facility.

Dividends paid on preferred stock totaled $10.4 million in each of 2017, 2016 and 2015.

Future Operating Trends
Entertainment and Communications
We continue to generate year-over-year Entertainment and Communications revenue growth as demand for Fioptics and fiber-based products more than offsets revenue declines from our legacy products. During 2017, we invested $158.8 million in our strategic Entertainment and Communications products. Revenue from these products increased 15%, totaling $515.0 million for the year.
The Company's primary strategic product for residential customers is Fioptics, which as of December 31, 2017 is available to 572,200 residential and business addresses, or approximately 70% of Greater Cincinnati. In 2017, we invested $53.8 million to pass 38,800 addresses with Fioptics and capital expenditures related to customer installations totaled $55.1 million. In addition, we invested $15.7 million on various IT projects to allow us to operate more efficiently. Fioptics revenue totaled $309.8 million in 2017, up 22% compared to the prior year as demand for the product remains strong. Our Fioptics high-speed internet subscribers increased by 15% from a year ago, totaling 226,600 as of December 31, 2017. Fioptics video subscribers totaled 146,500 at year-end, up 6% from 2016.
During 2018, we expect continued competition for consumer data, voice and video services as the cable competitor in our market continues to target areas where we have copper. In 2018, we plan to invest between $95 million and $110 million for Fioptics, including construction, installation and value-added services. Our goal is to pass an additional 35,000 addresses during the year. We expect that consumer Fioptics revenue growth will continue to offset consumer legacy revenue declines.
For our business and carrier customers, strategic products include: high-speed internet and data transport, conferencing, as well as VoIP and other broadband services, including private line and MPLS. In 2017, we invested $34.2 million in capital expenditures for fiber builds, which bring measurable deal driven returns from our business customers. The Company connected approximately 6,700 commercial addresses with fiber based services in 2017 (also referred to as a lit address), increasing the total number of lit addresses to 22,500 (included in Fioptics addresses) expanding the fiber network to more than 10,900 route miles. We also provide cell site back-haul services to approximately 70% of the 1,000 cell sites in-market, of which approximately 95% of these sites are lit with fiber. We expect to continue to light additional commercial addresses and grow our share of cell site back-haul services to approximately 90% of the macro tower sites in our market over the next year.
Strategic revenue from business customers totaled $168.3 million (including $21.7 million from Fioptics), up 10% from a year ago. Total business revenue was consistent with the prior year, and we expect this trend to continue as we transition customers off the legacy copper network and onto fiber-based solutions. Strategic revenue from carrier customers totaled $48.2 million, up 7% compared to the prior year. Carrier voice and data revenue experienced declines in both 2017 and 2016 due to on-going FCC mandated switched access rate reductions in combination with national carriers increased focus on improving network efficiencies in our market. We expect similar trends to continue in 2018 as we position ourselves to be the preferred wholesale fiber infrastructure provider for small cell, 5G, and all other technologies.
In 2018, including our Fioptics capital expenditures, we expect to invest approximately $150 million to $170 million in our strategic products. We believe the growth in our strategic product revenue will continue to offset the decline from our legacy products, which include local voice, DSL, long distance and low-bandwidth data transport services. Revenue from legacy products totaled $272.7 million in 2017, down 13% compared to the prior year due to a 15% loss of legacy voice lines and a 7% loss of long distance lines as wireless substitution continues. DSL subscribers also decreased 22% in 2017; however, total internet subscribers grew 2% as we migrated customers to our higher speed Fioptics product. We expect this trend to continue as we continue to expand our fiber network.

Form 10-K Part II	Cincinnati Bell Inc.

In July 2017, the Company announced its plans to acquire Hawaiian Telcom through merger with a subsidiary of the Company. The merger with Hawaiian Telcom is an important step toward building scale and is expected to close in the second half of 2018. Upon completion, the acquisition will allow access to both Honolulu, a well-developed, fiber-rich city, and the growing neighbor islands. The acquisition will provide Hawaiian Telcom with expanded liquidity and capital flexibility to continue to expand its next generation fiber networks to enable growth and better serve its customer base statewide.

IT Services and Hardware

The Company's strategy for future growth is to diversify the geographies in which it operates. As a part of executing this strategy, in February 2017 the Company completed the acquisition of SunTel, a regional provider of network security, data connectivity, and unified communications solutions based in Troy, Michigan, and in October 2017 completed the acquisition of OnX, with locations throughout the U.S., Canada and Europe. The expectation is that these acquisitions will provide future growth opportunities in the IT Services and Hardware segment by providing additional geographies to operate within, and an expanded customer base in which to sell our products and services. In addition, the acquisitions can create synergies and opportunities for cost savings.
Revenue for strategic IT services was $199.2 million in 2017, down 1% due to cost cutting efforts by our largest customer, particularly in Professional Services and Management and Monitoring. These losses were partially offset by revenue contributions from our recent acquisitions of SunTel and OnX. We expect budget constraints by our customers in Greater Cincinnati will continue to put pressure on our revenue in the future, increasing the need to diversify into other territories. In addition, as more customers work to manage cash flow and migrate to the public cloud, we will see declines in the demand for Telecom and IT hardware. However, this trend can provide an opportunity in the form of professional services as we have IT professionals that can develop the strategy to guide customers through this migration.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases (1)	$1,685.2	$6.0	$12.0	$12.0	$1,655.2
Capital leases (2)	82.9	12.4	21.4	11.4	37.7
Interest payments on long-term debt and capital leases (3)	841.0	115.2	227.3	225.5	273.0
Non-cancellable operating lease obligations	41.4	7.0	10.7	5.4	18.3
Purchase obligations (4)	205.4	205.0	0.4	—	—
Pension and postretirement benefits obligations (5)	38.5	17.3	9.0	3.8	8.4
Unrecognized tax benefits (6)	22.2	—	—	—	22.2
Other liabilities (7)	34.5	19.7	4.5	0.9	9.4
Total	$2,951.1	$382.6	$285.3	$259.0	$2,024.2

(1)
Excludes net unamortized discounts and premiums. In the event that the HCOM Acquisition has not occurred on or prior to January 9, 2019, the Issuer will be required to redeem all of the 8% Senior Notes at a redemption price equal to 100% of the initial issue price, plus accrued and unpaid interest to, but excluding, the redemption date. See Note 7 of the Notes to Consolidated Financial Statements.

(2)	Includes capital lease obligations primarily related to vehicles and network equipment used in the deployment of our fiber network and wireless towers assumed from our discontinued operations.

(3)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2017.

(4)
Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

Form 10-K Part II	Cincinnati Bell Inc.

(5)
Includes payments for postretirement benefits, qualified pension plans, non-qualified pension plan and other employee retirement agreements. Amounts for 2018 include approximately $10.5 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2018, its contractual obligation related to postretirement obligations only extends through 2018. Amounts for 2018 through 2023 include approximately $10 million of estimated cash contributions to its qualified pension plans. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)
Includes contractual obligations primarily related to restructuring and employee severance reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, long-term incentive plan obligations and a deferred vendor rebate.

The contractual obligations table is presented as of December 31, 2017. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.
Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles are adequate in light of the those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2017, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2017. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

Form 10-K Part II	Cincinnati Bell Inc.

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
The discussion below addresses major judgments used in:

•	revenue recognition;

•	business combinations;

•	reviewing the carrying values of goodwill;

•	reviewing the carrying values of long-lived assets;

•	accounting for income taxes; and

•	accounting for pension and postretirement expenses.

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
IT Services and Hardware — Revenue is generally recognized as the service is provided. Maintenance on telephony equipment is deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
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

Business Combinations — In accounting for business combinations, we apply the accounting requirements of FASB ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of acquired assets and assumed liabilities. In developing estimates of the fair value of net assets, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period.
Reviewing the Carrying Values of Goodwill — The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. A qualitative analysis was performed in 2017 and a quantitative analysis was performed in 2016. The Company performs impairment testing of goodwill on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.
Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. No goodwill impairment losses were recognized in 2017, 2016 or 2015.
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
If technological changes were to occur more rapidly than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. Likewise, if the anticipated technological or other changes occur more slowly than expected, the life of the group could be extended based on the life assigned to new assets added to the group. This could result in a reduction of depreciation expense in future periods. Competition from new or more cost effective technologies could affect our ability to generate cash flow from our network-based services. This competition could ultimately result in an impairment of certain of our tangible or intangible assets and have a substantial impact on our future operating results. A one-year change in the useful life of these assets would increase or decrease annual depreciation expense by approximately $39.0 million.
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

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2014.
The Company has net operating loss carryforwards at the federal, state, local and foreign levels. Federal tax loss carryforwards are available to offset taxable income in current and future periods. Approximately $130.0 million of these tax loss carryforwards will expire in 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain.
A valuation allowance of $45.5 million and $54.4 million has been recognized as of December 31, 2017 and 2016, respectively. While the valuation allowance is primarily against state, local, and foreign net operating losses, it also includes $4.3 million of allowances against Texas margin credits which are unlikely to be realized before their expiration date.
As of December 31, 2017 and 2016, the liability for unrecognized tax benefits was $22.2 million and $31.4 million, respectively. As of December 31, 2017, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $22.0 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.
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
No amendments to the plan were entered in 2017 and 2016. During the second quarter of 2015, the bargained pension plan was amended to eliminate all future pension credits and transition benefits. As a result, the Company recognized a curtailment loss of $0.3 million during 2015 and remeasured the associated pension obligation. This remeasurement resulted in a decrease of the pension liability by $1.7 million.
The measurement of our pension and postretirement projected benefit obligations involves significant assumptions and estimates. Each time we remeasure our projected benefit obligations, we reassess the significant assumptions and estimates. The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans. The most significant of these numerous assumptions, which are reviewed annually, include the discount rate and healthcare cost trend rates.
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2017 and 2016, the average discount rate used to value the pension plans was 3.60% and 4.00%, respectively, while the average discount rate used to value the postretirement plans was 3.60% and 4.00%, respectively. Higher rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2017 and 2016, the estimated long-term rate of return on pension plan assets was 7.25% and 7.50%, respectively. The long-term rate of return on post-retirement plan assets was estimated to be zero in both periods as these plans have minimal assets with a low rate of return. Actual asset returns for the pension trusts were gains of 20% in 2017 and 9% in 2016. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2017 and 2016, the healthcare cost trend rate used to measure the postretirement health benefit obligation was 6.5%. As of December 31, 2017, the healthcare cost trend rate is assumed to decrease gradually to 4.5% by the year 2022.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow, costs of services and products and selling, general and administrative expenses.
The following table represents the sensitivity of changes in certain assumptions related to the pension and postretirement plans as of December 31, 2017:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($28.1)/$28.1	($1.5)/$1.5	($4.3)/$4.7	($0.1)/$0.1
Expected return on assets	+/- 0.5%	n/a	$1.8/($1.8)	n/a	$0/($0)
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	$3.2/($2.9)	$0.2/($0.1)
At December 31, 2017 and 2016, unrecognized actuarial net losses were $248.1 million and $277.9 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average expected future working lifetime of active plan participants for the pension and bargained postretirement plans (approximately 8-12 years) and average life expectancy of retirees for the management postretirement plan (approximately 15 years).
Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009 federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. Since January 2017 the FCC has focused on eliminating burdensome and unnecessary regulations that impede broadband investment. We expect this trend to continue and we will monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

Form 10-K Part II	Cincinnati Bell Inc.

Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs.
In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support which was available to them. Carriers accepting the Phase II support commitment have the funds available for a six-year period. CBT accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations by the end of 2020. A separate funding mechanism for rate-of-return companies was finalized in 2016. In 2018, an auction will be held to award up to $2 billion in additional support over the next ten years for broadband deployment in unserved areas throughout 48 states. The funds will be distributed to companies participating in the auction that can deploy broadband at the lowest cost in the eligible unserved areas. The Company is evaluating whether it will participate in the auction.
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
During 2016, the FCC adopted a comprehensive reform of the Lifeline program, which included among other things classifying broadband as a Lifeline eligible service and phasing out support for voice service. Additional reforms adopted in 2017 were aimed at eliminating waste, fraud and abuse of the program and further changes are being considered to limit participation in the program to facilities-based providers. Although CBT remains a Lifeline provider, its Lifeline subscriber base has dropped to fewer than 3,000 due to stricter recertification requirements adopted in 2013 and customer migration to wireless Lifeline providers. The inclusion of broadband in the program has not changed CBT's downward enrollment trend and the Company expects the trend to continue.
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
Special Access/Business Data Services
In 2005, the FCC opened a proceeding to review the current Special Access (aka Business Data Services or "BDS") pricing rules. Under the rules in effect at that time, special access services were subject to price cap regulation with no earnings cap, and ILECs had pricing flexibility in certain metropolitan statistical areas served by a sufficient number of competitors. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015.

Form 10-K Part II	Cincinnati Bell Inc.

In April 2017, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided. The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation will be eliminated for these TDM end user services in competitive counties. In non-competitive counties price regulation will continue, although carriers are permitted to offer contract tariffs and volume and term discounts. The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s ILEC territory as competitive. Nearly all of the Company’s current special access revenue is derived from the competitive counties. The Company will continue to evaluate the impact to the business as these changes are implemented over the next several years.

IP Transition
In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched Time-division Multiplexing (“TDM”) networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014, and during 2015 and 2016 the FCC adopted several orders imposing additional requirements on service providers seeking to transition their networks from copper to fiber. However, during the second quarter of 2017, the FCC opened several proceedings aimed at removing barriers to wireline and wireless broadband deployment and proposed reversing several of the additional requirements imposed in 2015 and 2016. Following this review, in November 2017 the FCC revised its rules to streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service to speed the transition from legacy copper-based TDM services to IP services. It also reformed the pole attachment rules to make it easier for providers to attach equipment necessary for next-generation networks and is considering additional changes aimed at streamlining the pole attachment rules.
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
In March 2017, Congress adopted a resolution under the Congressional Review Act to invalidate the new broadband privacy and security rules approved by the FCC in November 2016. In December 2017, the FCC issued a Declaratory Ruling restoring the information service classification of broadband Internet access service that existed prior to 2015 and affirmed that broadband consumer protection authority resides with the Federal Trade Commission. An accompanying Report and Order requires that Internet service providers disclose information about their practices relative to blocking, throttling, paid prioritization, or affiliated prioritization. The impact of this decision is neutral for the Company.

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
CBT entered into its existing alternative regulation plan in Kentucky in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, basic local exchange service prices were capped in exchange for earning freedom and pricing flexibility on other retail services. The caps on basic local exchange service prices expired in July 2011 providing CBT with flexibility to increase rates for basic local exchange service. In March 2015, the General Assembly passed HB 152, which removed the Public Service Commission's authority to regulate terms, conditions, rates or availability of any retail service in urban exchanges (greater than 15,000 Households) for a modifying utility. In March 2017, the General Assembly passed SB 10 which extended the same privileges as HB 152 to all exchanges.
Ohio, Kentucky and Indiana Cable Franchises
The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in our self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has agreements with fifty-two franchising authorities in Kentucky.
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
Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement
This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements about the beliefs, expectations and future plans and strategies of the Company, are forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements including, but not limited to:

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;

•	the Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented;
•	failure to anticipate the need for and introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry;

•
the Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted;

Form 10-K Part II	Cincinnati Bell Inc.

•
negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers. In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content, resulting in increased costs;

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

•
maintaining the Company's telecommunications networks requires significant capital expenditures, and the Company's inability or failure to maintain its telecommunications networks could have a material impact on its market share and ability to generate revenue;

•	increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers;

•	we may be liable for the material that content providers distribute over our networks;

•	cyber attacks, including on our vendors, or other breaches of network or other information technology security could have an adverse effect on our business;

•	natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations;

•
the regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses;

•	the Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers;

•	a failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition;

•
if the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed;

•	the loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operations and cash flows;

•
the Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally;

•	the Credit Agreement, the indenture governing the Company's notes due 2024, the indenture governing the Company's notes due 2025 and other indebtedness impose significant restrictions on the Company;

•
the Company depends on its Credit Agreement and Receivables Facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;

•	the servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control;

•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;

•
the merger (the “merger”) of Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) into a wholly owned subsidiary of the Company is subject to the receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on the Company following the closing of the merger (the “combined company”) or, if not obtained, could prevent completion of the merger;

•
the merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all, and any delay in completing the merger may reduce or eliminate the benefits expected;

•	the pendency of the merger could materially adversely affect the future business and operations of the Company and/or result in a loss of employees for the Company;

Form 10-K Part II	Cincinnati Bell Inc.

•	the Company’s shareholders will be diluted by the merger;

•	if completed, the merger may not achieve its intended results, and the Company and Hawaiian Telcom may be unable to successfully integrate their operations;

•	the combined company is expected to incur expenses related to the integration of the Company and Hawaiian Telcom;

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger;

•	uncertainties associated with the merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company;

•
the combined company will have substantial indebtedness following the merger and the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect;

•	the merger may involve unexpected costs, unexpected liabilities or unexpected delays;

•	the acquisition of OnX may not achieve its intended results, and the Company may be unable to successfully integrate OnX's operations;

•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;

•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;

•	the Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;

•
changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows;

•	the Company's interpretation of the Tax Cuts and Jobs Act of 2017 could change, and have an adverse impact on financial results;

•	adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity;

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
The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Credit Agreement and Receivables Facility, as well as changes in current rates compared to that of its fixed rate debt. The Company's management periodically employs derivative financial instruments to manage exposure to interest rate risk. At December 31, 2017 and 2016, the Company held no derivative financial instruments. As of December 31, 2017, the Company had variable-rate borrowings of $600.0 million under the Tranche B Term Loan due 2024, no borrowings under the Receivables Facility, and no borrowings under the Credit Agreement's Revolving Credit Facility. The interest on these debt arrangements varies with changes in the LIBOR rate. A hypothetical increase or decrease of one percentage point in the LIBOR rate would increase or decrease our annual interest expense on these variable-rate borrowings by $6.0 million, assuming no additional borrowings or repayments are made under these agreements.
The following table sets forth the face amounts, maturity dates, and average interest rates at December 31, 2017 for our fixed and variable-rate debt, excluding capital leases and other debt, and unamortized discounts:

(dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt:	$—	$—	$—	$—	$—	$1,085.2	$1,085.2	$1,081.5
Weighted average interest rate on fixed-rate debt	—	—	—	—	—	7.3%	7.3%
Variable-rate debt:	$6.0	$6.0	$6.0	$6.0	$6.0	$570.0	$600.0	$606.0
Average interest rate on variable-rate debt	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%
At December 31, 2016, the carrying value and fair value of fixed-rate debt was $735.2 million and $772.0 million, respectively.
Foreign Currency Risk
Due to the timing of the acquisition of OnX in the fourth quarter of 2017, the Company's foreign denominated transactions were deemed immaterial. OnX currently has business operations in Canada, the U.K. and India, and foreign currency risk might arise in the future. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of OnX Holdings LLC acquired on October 2, 2017, which is included in the consolidated financial statements of the Company for the year ended December 31, 2017. OnX Holdings LLC accounts for 17.0% of total assets and 11.6% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 26, 2018

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and Board of Directors of Cincinnati Bell Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at OnX Holdings LLC, which was acquired on October 2, 2017 and whose financial statements constitute 17.0% of total assets and 11.6% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at OnX Holdings LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2018

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareowners’ deficit and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 26, 2018

We have served as the Company's auditor since 2005.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$17.8	$9.7
Restricted cash	378.7	—
Receivables, less allowances of $10.4 and $9.9	239.8	178.6
Inventory, materials and supplies	44.3	22.7
Prepaid expenses	22.2	15.0
Other current assets	7.6	3.9
Total current assets	710.4	229.9
Property, plant and equipment, net	1,129.0	1,085.5
Investment in CyrusOne	—	128.0
Goodwill	151.0	14.3
Intangible assets, net	132.3	—
Deferred income tax assets	19.3	64.5
Other noncurrent assets	20.4	18.8
Total assets	$2,162.4	$1,541.0
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$18.4	$7.5
Accounts payable	185.6	105.9
Unearned revenue and customer deposits	36.3	36.3
Accrued taxes	21.2	12.9
Accrued interest	29.9	12.7
Accrued payroll and benefits	28.7	25.7
Other current liabilities	37.2	31.9
Total current liabilities	357.3	232.9
Long-term debt, less current portion	1,729.3	1,199.1
Pension and postretirement benefit obligations	177.5	197.7
Deferred income tax liabilities	11.2	—
Other noncurrent liabilities	30.2	33.0
Total liabilities	2,305.5	1,662.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2017 and 2016; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,197,965 and 42,056,237 shares issued and outstanding at December 31, 2017 and 2016, respectively	0.4	0.4
Additional paid-in capital	2,565.6	2,570.9
Accumulated deficit	(2,664.8)	(2,732.1)
Accumulated other comprehensive loss	(173.7)	(90.3)
Total shareowners’ deficit	(143.1)	(121.7)
Total liabilities and shareowners’ deficit	$2,162.4	$1,541.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue
Services	$1,006.1	$978.7	$933.0
Products	282.4	207.1	234.8
Total revenue	1,288.5	1,185.8	1,167.8
Costs and expenses
Cost of services, excluding items below	532.1	506.4	472.5
Cost of products sold, excluding items below	229.2	172.5	198.1
Selling, general and administrative	240.9	218.7	219.1
Depreciation and amortization	193.0	182.2	141.6
Restructuring and severance related charges	32.7	11.9	6.0
Transaction and integration costs	18.5	—	1.4
Other	4.0	1.1	1.1
Total operating costs and expenses	1,250.4	1,092.8	1,039.8
Operating income	38.1	93.0	128.0
Interest expense	85.2	75.7	103.1
Loss on extinguishment of debt, net	3.2	19.0	20.9
Gain on sale of CyrusOne investment	(117.7)	(157.0)	(449.2)
Other expense (income), net	1.4	(7.6)	2.6
Income from continuing operations before income taxes	66.0	162.9	450.6
Income tax expense	30.9	61.1	159.8
Income from continuing operations	35.1	101.8	290.8
Income from discontinued operations, net of tax	—	0.3	62.9
Net income	35.1	102.1	353.7
Preferred stock dividends	10.4	10.4	10.4
Net income applicable to common shareowners	$24.7	$91.7	$343.3
Basic net earnings per common share
Basic earnings per common share from continuing operations	$0.59	$2.17	$6.69
Basic earnings per common share from discontinued operations	$—	$0.01	$1.50
Basic net earnings per common share	$0.59	$2.18	$8.19
Diluted net earnings per common share
Diluted earnings per common share from continuing operations	$0.58	$2.17	$6.68
Diluted earnings per common share from discontinued operations	$—	$0.01	$1.49
Diluted net earnings per common share	$0.58	$2.18	$8.17

Weighted-average common shares outstanding (millions)
Basic	42.2	42.0	41.9
Diluted	42.4	42.1	42.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$35.1	$102.1	$353.7
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4, $36.9	8.3	68.1	—
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	(76.4)	—	—
Foreign currency translation gain (loss)	0.2	(0.1)	(0.4)
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $0.8, $3.6, ($3.4)	2.8	6.6	(6.6)
Amortization of prior service benefits included in net income, net of tax of ($1.6), ($5.2), ($5.5)	(2.9)	(9.4)	(9.8)
Amortization of net actuarial loss included in net income, net of tax of $7.9, $8.5, $10.8	14.3	15.5	19.5
Reclassification adjustment for pension settlement charges included in net income, net of tax of $1.5	2.5	—	—
Reclassification adjustment for curtailment loss included in net income, net of tax of $0.1	—	—	0.2
Total other comprehensive (loss) income, net of tax	(51.2)	80.7	2.9
Total comprehensive (loss) income	$(16.1)	$182.8	$356.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance at December 31, 2014	3.1	$129.4	41.9	$0.4	$2,584.6	$(3,187.9)	$(173.9)	(0.1)	$(1.1)	$(648.5)
Net income	—	—	—	—	—	353.7	—	—	—	353.7
Other comprehensive income	—	—	—	—	—	—	2.9	—	—	2.9
Shares issued under employee plans	—	—	0.1	—	0.1	—	—	—	—	0.1
Shares purchased under employee plans and other	—	—	—	—	(0.7)	—	—	—	0.6	(0.1)
Stock-based compensation	—	—	—	—	4.1	—	—	—	—	4.1
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2015	3.1	129.4	42.0	0.4	2,577.7	(2,834.2)	(171.0)	(0.1)	(0.5)	(298.2)
Net income	—	—	—	—	—	102.1	—	—	—	102.1
Other comprehensive income	—	—	—	—	—	—	80.7	—	—	80.7
Shares issued under employee plans	—	—	0.3	—	3.6	—	—	—	—	3.6
Shares purchased under employee plans and other	—	—	—	—	(0.3)	—	—	0.1	0.5	0.2
Stock-based compensation	—	—	—	—	5.1	—	—	—	—	5.1
Repurchase and retirement of shares	—	—	(0.2)	—	(4.8)	—	—	—	—	(4.8)
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2016	3.1	129.4	42.1	0.4	2,570.9	(2,732.1)	(90.3)	—	—	(121.7)
Net income	—	—	—	—	—	35.1	—	—	—	35.1
Reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform (a)	—	—	—	—	—	32.2	(32.2)	—	—	—
Other comprehensive loss, excluding reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform	—	—	—	—	—	—	(51.2)	—	—	(51.2)
Shares issued under employee plans	—	—	0.1	—	0.5	—	—	—	—	0.5
Shares purchased under employee plans and other	—	—	—	—	(1.3)	—	—	—	—	(1.3)
Stock-based compensation	—	—	—	—	5.9	—	—	—	—	5.9
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2017	3.1	$129.4	42.2	$0.4	$2,565.6	$(2,664.8)	$(173.7)	—	$—	$(143.1)
(a) Per ASU 2018-02, entities can elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from newly enacted corporate tax rates under the Tax Cuts and Jobs Act. The Company recorded a provisional amount in 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$35.1	$102.1	$353.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193.0	182.2	170.2
Loss on extinguishment of debt	3.2	19.0	20.9
Gain on sale of CyrusOne investment	(117.7)	(157.0)	(449.2)
Provision for loss on receivables	6.9	9.4	8.5
Noncash portion of interest expense	2.8	3.3	4.6
Deferred income taxes	30.5	59.4	184.5
Pension and other postretirement payments less than (in excess of) expense	6.4	(8.3)	(11.5)
Deferred gain on sale of wireless spectrum licenses - discontinued operations	—	—	(112.6)
Amortization of deferred gain - discontinued operations	—	—	(6.5)
Stock-based compensation	5.9	5.1	4.1
Gain on transfer of lease obligations - discontinued operations	—	—	(15.9)
Other, net	2.5	(3.8)	3.2
Changes in operating assets and liabilities:
Decrease (increase) in receivables	21.3	(18.3)	(1.9)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(16.6)	(6.2)	3.6
Increase (decrease) in accounts payable	22.4	(13.1)	(17.0)
Increase (decrease) in accrued and other current liabilities	16.2	(3.0)	(30.6)
Decrease (increase) in other noncurrent assets	2.1	(1.3)	1.5
(Decrease) increase in other noncurrent liabilities	(10.6)	3.6	1.4
Net cash provided by operating activities	203.4	173.1	111.0
Cash flows from investing activities
Capital expenditures	(210.5)	(286.4)	(283.6)
Proceeds from sale of Investment in CyrusOne	140.7	189.7	643.9
Acquisitions of businesses, net of cash acquired	(167.0)	—	—
Dividends received from Investment in CyrusOne (equity method investment)	—	2.1	22.2
Other, net	—	(0.9)	0.7
Net cash (used in) provided by investing activities	(236.8)	(95.5)	383.2
Cash flows from financing activities
Proceeds from issuance of long-term debt	943.0	635.0	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(89.5)	71.9	(1.6)
Repayment of debt	(403.0)	(759.3)	(531.7)
Debt issuance costs	(19.1)	(11.1)	(0.4)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Common stock repurchase	—	(4.8)	—
Other, net	(0.8)	3.4	(0.6)
Net cash provided by (used in) financing activities	420.2	(75.3)	(544.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	386.8	2.3	(50.5)
Cash, cash equivalents and restricted cash at beginning of year	9.7	7.4	57.9
Cash, cash equivalents and restricted cash at end of year	$396.5	$9.7	$7.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2017, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The company has approximately 3,500 employees as of December 31, 2017, and approximately 25% of its employees are covered by collective bargaining agreements with Communications Workers of America (“CWA”) that include effective dates through May 12, 2018.
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
The closing of our wireless operations represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations were reported as discontinued operations in our financial statements. Accordingly, the Company recast 2015 results with the exception of the Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareowners' Deficit and Consolidated Statements of Cash Flows. See Note 16 for all required disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; and the valuation of intangible assets and goodwill. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.
Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash represents the proceeds from the issuance of the 8% Senior Notes due 2025 (the “8% Senior Notes”) that closed on October 6, 2017. Proceeds were placed into an escrow account along with Company cash that will be sufficient to pay all interest that would accrue on the 8% Senior Notes up to, but not including, October 9, 2018. The amounts held in escrow are contractually restricted as to their withdrawal or use and will be used to fund the cash portion of the merger with Hawaiian Telcom expected to close in the second half of 2018, and to fund semi-annual interest payments associated with this debt. The amounts held in escrow are classified as "Restricted cash" in the Consolidated Balance Sheets as of December 31, 2017. "Cash, cash equivalents and restricted cash at end of year", as presented in our Consolidated Statements of Cash Flows, include cash and cash equivalents of $17.8 million and restricted cash of $378.7 million. "Cash, cash equivalents and restricted cash at beginning of year" as presented in our Consolidated Statements of Cash Flows include cash and cash equivalents of $9.7 million.
Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, General Electric Company ("GE"), which made up 10% and 21% of the outstanding accounts receivable balance at December 31, 2017 and 2016, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2017 and 2016, unbilled receivables totaled $14.2 million and $14.5 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.
Factoring Arrangements — In the fourth quarter of 2017 the Company utilized a factoring arrangement at OnX with a third-party financial institution to sell certain accounts receivable on a non-recourse basis. The terms of the factoring arrangement provides for the factoring of certain U.S. Dollar-denominated receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date. Such sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic ("ASC") 860, "Transfers and Servicing." The fees paid in relation to such sales of accounts receivable were $0.5 million in 2017 and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations. Approximately $92.1 million of receivables were sold under the terms of the factoring agreement in 2017.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2016, "Investment in CyrusOne" in the Consolidated Balance Sheets was recorded at fair value, which was determined based on closing market price of CyrusOne at December 31, 2016. This investment is classified as Level 1 in the fair value hierarchy. Unrealized gains and losses on our investment in CyrusOne are included in "Accumulated other comprehensive loss", net of taxes in the Consolidated Balance Sheets. At December 31, 2016, gross unrealized gains totaled $105.0 million. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the financial condition of the issuer, severity and duration of the fair value decline and evaluation of factors that could cause the investment to have an other-than-temporary decline in fair value. During the year ended December 31, 2016 and 2017, the Company did not recognize any impairment charges related to Investment in CyrusOne.
In 2016, we sold 4.1 million shares of CyrusOne's common stock for net proceeds totaling $189.7 million that resulted in a gain of $157.0 million. In the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million. As of December 31, 2017, we no longer have an investment in CyrusOne Inc.
Equity Method Investments — The Company records equity method investments at carrying value within “Other noncurrent assets” in the Consolidated Balance Sheets. The Company's proportionate share of the investments’ net loss had a minimal impact on our Consolidated Statements of Operations in 2015, 2016 and 2017. Equity method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. In the third quarter of 2017, the entire carrying value of $4.7 million of an equity method investment was impaired and recorded to "Other expense (income), net" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $3.8 million and $3.4 million as of December 31, 2017 and 2016, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
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
The Company had no customers whose revenue comprised greater than 10% of total revenue in 2017. The Company had sales with one customer, GE, which contributed 12% to total revenue in both 2016 and 2015. Revenue derived from foreign operations is approximately 3% of consolidated revenue in 2017.
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
Telecom and IT hardware revenue is recognized upon the completion of our contractual obligations, such as shipment, delivery, or customer acceptance. Installation service revenue is generally recognized when installation is complete. We sell equipment and installation services on both a combined and standalone basis.
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
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $13.5 million, $9.5 million, and $8.3 million in 2017, 2016, and 2015, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

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
Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in sales and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2017, 2016, and 2015 were $16.8 million, $16.3 million and $15.5 million, respectively. The amounts reported as expense for 2017, 2016 and 2015 were $17.7 million, $17.5 million, and $17.9 million, respectively. We record all other federal taxes collected from customers on a net basis.
Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees and non-employee directors. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the required service period, generally defined as the applicable vesting period. For awards which contain a performance condition, compensation expense is recognized over the service period, when achievement of the performance condition is deemed probable. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, the Company made a policy election concurrent with the adoption of ASU 2016-09 to account for forfeitures as they occur. The new standard was adopted effective January 1, 2017. Actual forfeiture activity reduces the total fair value of the awards to be recognized as compensation expense. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.
Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the pension and bargained postretirement plans (approximately 8-12 years) and average life expectancy of retirees for the management postretirement plan (approximately 15 years).

Form 10-K Part II	Cincinnati Bell Inc.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of FASB ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of acquired assets and assumed liabilities. In developing estimates of the fair value of net assets, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period.
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
2.    Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. In August 2015, ASU 2015-14 was issued deferring the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017 with an optional early application date for annual reporting periods beginning after December 15, 2016. The Company adopted the standard and all subsequent amendments on January 1, 2018.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We adopted the standard using the full retrospective method to restate each prior reporting period presented.

Form 10-K Part II	Cincinnati Bell Inc.

We have reached conclusions on our key accounting assessments related to the standard and have finalized our accounting policies. Based on our assessment, we believe the timing of revenue recognition for our Entertainment and Communications segment, and certain revenue streams within our IT Services and Hardware segment, will not materially change. However, the impact of the standard on the treatment of Telecom and IT hardware revenue will change our current practice of recording hardware revenue as a principal (gross) versus agent (net). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record Telecom and IT hardware net of the related cost of products. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. This adoption of this guidance is expected to change revenue and cost of products. Revenue and cost of products in 2016 and 2017 is expected to decrease by approximately $170 million and $224 million, respectively. We are continuing to finalize the analysis of hardware sales related to our fourth quarter acquisition of OnX. We do not expect that changes in accounting policies related to variable consideration or rebates will have a material effect on the financial statements. Fulfillment and acquisition costs are expected to decrease expense in both 2016 and 2017 by approximately $1 million each year. An asset related to fulfillment and acquisition costs of approximately $30 million is expected to be recorded on the balance sheet upon adoption. We are still assessing the full impact of disclosure requirements; however, upon adopting FASB ASC Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements related to disaggregated revenue, contract asset balances and performance obligations.
In preparation for adoption of the standard, we have implemented internal controls, new system functionality and revised business processes to prepare financial information in accordance with the standard. These new processes and procedures ensure data utilized for financial reporting is complete and accurate and is assessed in accordance with the guidelines of the standard. We are implementing new internal controls to address risks associated with applying the five-step model, as well as monitoring controls to identify new sales arrangements or changes in our business environment that will affect our current accounting assessment.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. The amended guidance requires entities to carry all investments in equity securities at fair value and changes in fair value shall be recognized through net income unless the entity has elected the practicability exception to fair value measurement. This standard will be effective for the fiscal year ending December 31, 2018 and will require a cumulative-effect adjustment to beginning retained earnings on this date. The Company adopted the standard effective January 1, 2018. The Company does not hold any equity securities as of December 31, 2017 and therefore no adjustment will be required upon adoption.
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
The primary impact of adopting ASU 2016-09 is the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital starting in the first quarter of fiscal year 2017.  Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of the date of adoption. Effective January 1, 2017, we adopted a prospective company-wide policy change due to the change in accounting principle and now record forfeitures as they are incurred on a go-forward basis. As a result of the change in accounting principle, the cumulative-effect adjustment to retained earnings to account for the accounting policy election was immaterial to the financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

The presentation requirements under ASU 2016-09 for cash flows related to excess tax benefits were applied retrospectively to all periods presented and did not result in a material impact to prior period net cash provided by operations and net cash used in financing. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adopting this standard effective January 1, 2018 will not have a material effect on the Company’s consolidated statement of cash flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flow - Restricted Cash, which amends ASC 230 to require that a statement of cash flows explain the change during the period in total cash, cash equivalents and amounts described as restricted cash. As a result, amounts classified as restricted cash will now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard effective December 31, 2017. The adoption of this standard did not result in a prior period adjustment for the twelve months ended December 31, 2016 and 2015.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. Under the amended guidance, the Company shall now recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value. The new standard is effective for public entities for annual reporting periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted the amended guidance effective January 1, 2017 and applied the guidance to the annual impairment test performed in the fourth quarter of 2017.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company plans to adopt the standard effective January 1, 2018, and will be applied retrospectively for prior periods. The Company estimates approximately $2 million and $1 million of other components of net benefit cost will be re-classed from "Cost of Services" and "Selling, general and administrative," respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations in the first quarter of 2018.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company plans to prospectively adopt the standard effective January 1, 2018 and will apply the amended guidance to any awards modified on or after this date.
In February 2018, the FASB issued ASU 2018-02 which allows entities to elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from newly enacted corporate tax rates. The guidance is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the guidance effective December 31, 2017, resulting in a provisional reclassification adjustment of $32.2 million to "Accumulated deficit" from "Other comprehensive loss" on the Consolidated Balance Sheets. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.

Form 10-K Part II	Cincinnati Bell Inc.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.    Mergers and Acquisitions
Acquisition of OnX Holdings LLC
On October 2, 2017, the Company acquired 100% of OnX Holdings LLC ("OnX"), a privately held company that provides technology services and solutions to enterprise customers in the U.S., Canada and the U.K. The acquisition extends the IT Services and Hardware segment's geographic footprint and accelerates its initiatives in IT cloud migration.
The purchase price for OnX consisted of the following:

(dollars in millions)
Cash consideration	$241.2
Debt repayment	(77.6)
Estimated working capital adjustment	2.6
Total estimated purchase price	$166.2
The cash consideration for the acquisition as of December 31, 2017 was $241.2 million and was funded through borrowings under the Credit Agreement (see Note 7). The cash consideration includes $77.6 million related to existing debt that was repaid in conjunction with the close of the acquisition. In addition, an estimated working capital adjustment of $2.6 million was recorded in "Accounts payable" in the Consolidated Balance Sheets. The Company spent $8.1 million in transaction costs related to the OnX acquisition, which were recorded in "Transaction and integration costs" in the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

Purchase Price Allocation and Other Items
The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for OnX. The purchase price allocations may change in future periods as customary post-closing reviews are concluded during the measurement period, and the fair value estimates of assets and liabilities and certain tax aspects of the transaction are finalized.
Based on fair value estimates, the purchase price for OnX has been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)
Assets acquired
Cash	$6.5
Receivables	69.9
Prepaid expenses and other current assets	11.8
Property, plant and equipment	11.6
Goodwill	132.4
Intangible assets	134.0
Other noncurrent assets	3.2
Total assets acquired	369.4
Liabilities assumed
Accounts payable	63.6
Current portion of long-term debt	1.3
Accrued expenses and other current liabilities	18.3
Deferred income tax liabilities	42.2
Long-term debt, less current portion	76.7
Other noncurrent liabilities	1.1
Total liabilities assumed	203.2
Net assets acquired	$166.2
The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$108.0	15 years
Trade name	16.0	10 years
Technology	10.0	10 years
Total identifiable intangible assets	$134.0
Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the OnX acquisition is 14 years.
The goodwill for OnX is attributable to increased access to a diversified customer base and acquired workforce in the U.S., Canada and the U.K. The amount of goodwill related to OnX that is expected to be deductible for income tax purposes is $2.3 million.
The revenues and net income of OnX included in the consolidated statement of income from the acquisition date through December 31, 2017 was $150.0 million and $11.5 million, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 as if OnX had been acquired as of the beginning of fiscal year 2016. These results include adjustments related to the financing of the acquisition, to increase depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect and change in tax status. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

	Year Ended December 31,
(dollars in millions, except per share amounts)	2017	2016
Revenue	$1,718.6	$1,767.5
Net income applicable to common shareholders	23.6	91.7
Earnings per share:
Basic earnings per common share	0.56	2.18
Diluted earnings per common share	0.56	2.18
Other Acquisition Activity
On February 28, 2017, the Company acquired 100% of SunTel, a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for cash consideration of $10.0 million. Based on final fair value assessment and the finalization of the working capital adjustment, the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $0.4 million, customer relationship intangible assets of $1.2 million, working capital of $4.1 million and goodwill of $4.6 million. These assets and liabilities are included in the IT Services and Hardware segment.
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
The following table shows the computation of basic and diluted EPS after consideration of the 1-for-5 reverse stock split that became effective 11:59 p.m. October 4, 2016:

	Year Ended December 31, 2017
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$35.1	$—	$35.1
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$24.7	$—	$24.7
Denominator:
Weighted-average common shares outstanding - basic	42.2	—	42.2
Stock-based compensation arrangements	0.2	—	0.2
Weighted-average common shares outstanding - diluted	42.4	—	42.4
Basic earnings per common share	$0.59	$—	$0.59
Diluted earnings per common share	$0.58	$—	$0.58

Form 10-K Part I	Cincinnati Bell Inc.

	Year Ended December 31, 2016
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$101.8	$0.3	$102.1
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$91.4	$0.3	$91.7
Denominator:
Weighted-average common shares outstanding - basic	42.0	42.0	42.0
Stock-based compensation arrangements	0.1	0.1	0.1
Weighted-average common shares outstanding - diluted	42.1	42.1	42.1
Basic and diluted earnings per common share	$2.17	$0.01	$2.18

	Year Ended December 31, 2015
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$290.8	$62.9	$353.7
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$280.4	$62.9	$343.3
Denominator:
Weighted-average common shares outstanding - basic	41.9	41.9	41.9
Stock-based compensation arrangements	0.1	0.1	0.1
Weighted-average common shares outstanding - diluted	42.0	42.0	42.0
Basic earnings per common share	$6.69	$1.50	$8.19
Diluted earnings per common share	$6.68	$1.49	$8.17
For the years ended December 31, 2017, 2016 and 2015, awards under the Company’s stock-based compensation plans for common shares of 0.2 million, 0.4 million and 0.7 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.
5.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2017	2016
Land and rights-of-way	$4.3	$4.3	20	-	Indefinite
Buildings and leasehold improvements	179.1	173.7	3	-	40
Network equipment	3,339.4	3,165.7	2	-	50
Office software, furniture, fixtures and vehicles	162.5	150.6	2	-	14
Construction in process	14.7	17.0	n/a
Gross value	3,700.0	3,511.3
Accumulated depreciation	(2,571.0)	(2,425.8)
Property, plant and equipment, net	$1,129.0	$1,085.5

Form 10-K Part II	Cincinnati Bell Inc.

Depreciation expense on property, plant and equipment totaled $190.4 million in 2017, $182.0 million in 2016 and $141.3 million in 2015. The portion of depreciation expense associated with cost of providing services was 84%, 85% and 79% in 2017, 2016 and 2015, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years. In 2016, we reduced the estimated useful life of certain set-top boxes, as well as the related software, as we upgraded to new technology. In the fourth quarter of 2015, we reduced the useful life of our copper assets from 15 years to 7 years as customers have continued to migrate to services provided by our fiber network.

No asset impairment losses were recognized in 2017, 2016 or 2015 on property, plant and equipment.
As of December 31, 2017 and 2016, the Company had $112.0 million and $96.8 million, respectively, of assets accounted for as capital leases including network equipment, office software, furniture, fixtures and vehicles. Concurrent with the shut-down of our wireless network as of March 31, 2015, $57.7 million of fully depreciated capital lease assets were transferred to continuing operations as these assets were retained by the Company. These leases were previously reported in discontinued operations as they were still being utilized in our wireless operations. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.
6.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware		Entertainment and Communications		Total Company
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
(dollars in millions)
Goodwill, beginning balance	$2.4	$2.4	$11.9	$11.9	$14.3	$14.3
Activity during the year
Acquisitions	137.0	—	—	—	137.0	—
Currency translations	(0.3)	—	—	—	(0.3)	—
Goodwill, ending balance	$139.1	$2.4	$11.9	$11.9	$151.0	$14.3
During 2017, goodwill increased by $4.6 million and $132.4 million for the IT Services and Hardware segment related to the acquisitions of SunTel and OnX, respectively. For further information related to these acquisitions see Note 3.
No impairment losses were recognized in goodwill for the years ended December 31, 2017 or 2016.
Intangible Assets
The Company’s intangible assets consisted of the following:

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Amount	Amortization	Amount	Amortization
Customer relationships	$116.0	$(8.9)	$7.0	$(7.0)
Trade names	15.9	(0.4)	—	—
Technology	9.9	(0.2)	—	—
Total	$141.8	$(9.5)	$7.0	$(7.0)
The intangible assets were established in connection with completed acquisitions. They are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for intangible assets acquired in 2017 is 14 years.
The amortization expense for intangible assets was $2.5 million and $0.2 million in 2017 and 2016, respectively. No impairment losses were recognized on intangible assets for the years ended December 31, 2017 and 2016.

Form 10-K Part II	Cincinnati Bell Inc.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8	to	15	years
Trade names			10	years
Technology			10	years
The annual estimated amortization expense for future years is as follows:

(dollars in millions)
2018	$10.0
2019	10.0
2020	10.0
2021	10.0
2022	10.0
Thereafter	82.3
Total	$132.3
7.    Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2017	2016
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$—
Capital lease obligations and other debt	12.4	7.5
Current portion of long-term debt	18.4	7.5
Long-term debt, less current portion:
Receivables Facility	—	89.5
Corporate Credit Agreement - Tranche B Term Loan due 2020	—	315.8
Credit Agreement - Tranche B Term Loan due 2024	594.0	—
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	—
Various Cincinnati Bell Telephone notes	87.9	87.9
Capital lease obligations and other debt	70.5	62.0
	1,749.7	1,202.5
Net unamortized premium	1.9	8.5
Unamortized note issuance costs	(22.3)	(11.9)
Long-term debt, less current portion	1,729.3	1,199.1
Total debt	$1,747.7	$1,206.6
Credit Agreement (effective 2017)
In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million) (the “Revolving Credit Facility”) and (ii) a seven-year $600 million senior secured term loan facility (the “Tranche B Term Loan due 2024”). The Revolving Credit Facility expires in October 2022 and the Tranche B Term Loan due 2024 expires in October 2024. Borrowings under the Credit Agreement's Revolving Credit Facility will be used to provide ongoing working capital as well as other general corporate cash flow needs of the Company.

Form 10-K Part II	Cincinnati Bell Inc.

Borrowings under the Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin.  The LIBOR applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 is 3.75%.  The base rate applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 is 2.75%.  Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.  In the case of the Tranche B Term Loan due 2024, the LIBOR rate may not fall below 1.00%.  In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum, or, if the consolidated total leverage ratio of the Company and its restricted subsidiaries is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. At December 31, 2017, there were no outstanding borrowings under the Credit Agreement's Revolving Credit Facility, leaving$200.0 million available.
The Revolving Credit Facility requires maintenance of a maximum consolidated secured leverage ratio of 3.50 to1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. The Company may voluntarily repay and reborrow outstanding loans under the Revolving Credit Facility at any time without a premium or a penalty, other than customary “breakage” costs with respect to LIBOR revolving loans.
On October 2, 2017, the Credit Facilities net proceeds of $577.0 million were used to repay the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020 and related accrued and unpaid interest. The remaining proceeds of the Tranche B Term Loan due 2024 were used to fund the purchase price and associated transaction costs of the acquisition of OnX that closed on October 2, 2017.
Guarantors and Security Interests, Credit Agreement
All existing and future subsidiaries of the Company (other than Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), CB Escrow Corp., the Company's joint ventures, subsidiaries prohibited by applicable law from becoming guarantors, unrestricted subsidiaries and foreign subsidiaries) are required to guarantee borrowings under the Credit Agreement. Debt outstanding under the Credit Agreement is secured by perfected first priority pledges of and security interests in (i) substantially all of the equity interests of the Company's U.S. subsidiaries (other than subsidiaries of non-guarantors of the Credit Agreement) and 66% of the equity interests in certain first-tier foreign subsidiaries held by the Company and the guarantors under the Credit Agreement and (ii) certain personal property and intellectual property of the Company and its subsidiaries (other than that of non-guarantors of the Credit Agreement and certain other excluded property).

Corporate Credit Agreement (2012 through 2017)

Revolving Credit Facility

In the fourth quarter of 2012 the Company entered into a credit agreement ("Corporate Credit Agreement") that remained in place until it was refinanced in October 2017 with the new Credit Agreement. The Corporate Credit Agreement provided for a revolving credit facility, and in 2013 was amended to include the $540 million Tranche B Term Loan due 2020. The Revolving Credit Facility had a sublimit of $30.0 million for letters of credit and a $25.0 million sublimit for swingline loans. Borrowings under the Revolving Credit Facility were used to provide ongoing working capital as well as other general corporate cash flow needs of the Company. The Corporate Credit Agreement was amended several times since its inception. In 2016, an amendment of the Corporate Credit Agreement provided for a $150.0 million revolving credit facility. As a result of the amendment, the Company recorded a $1.7 million loss on extinguishment of debt in the second quarter of 2016.

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

In 2013, the Tranche B Term Loan due 2020 provided $529.8 million in net proceeds after deducting the 0.75% original issue discount, fees and expenses. Loans under the Tranche B Term Loan due 2020 bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR (subject to a 1.00% floor) plus 3.00% or (ii) the base rate plus 2.00%. Base rate is the greatest of (a) the bank prime rate, (b) the one-month LIBOR rate plus 1.00% and (c) the federal funds rate plus 0.5%.

Form 10-K Part II	Cincinnati Bell Inc.

In the fourth quarter of 2016, the Company repaid $208.0 million of its outstanding Tranche B Term Loan due 2020 which resulted in a loss on debt extinguishment of $2.2 million.
As a result of the Company entering into the Credit Agreement in October 2017, certain previously deferred costs and unamortized discount associated with the Corporate Credit Agreement's Revolving Credit Facility and Tranche B Term Loan due 2020 were written off in the fourth quarter of 2017. The loss on extinguishment of debt associated with the transaction was $3.2 million.
Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"), which permits maximum borrowings of up to $120.0 million. CBT, CBET, and CBTS TS all participate in this facility. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2017, the available borrowing capacity was $107.3 million.

Of the total borrowing capacity of $107.3 million at December 31, 2017, there were no outstanding borrowings and $6.3 million of outstanding letters of credit, leaving $101.0 million available as of December 31, 2017. Interest on the Receivables Facility is based on the LIBOR rate plus 1.1%. The average interest rate on the Receivables Facility was 1.8% in 2017. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the unused portion of the total facility.
The transferors sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC ("CBF"), a wholly-owned limited liability company. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, with the next renewal occurring in May 2018. The Receivables Facility has a termination date of May 2019.

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
7 1/4% Notes due 2023
In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Credit Agreement have resulted in the debt outstanding under the 7 1/4% Notes being secured equally and ratably with the obligations secured under the Credit Agreement. Interest on the 7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not call the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments that exceeds $20.0 million, in the aggregate.
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

8% Senior Notes due 2025
In the fourth quarter of 2017, CB Escrow Corp. (the “Issuer”), an Ohio corporation and wholly owned subsidiary of Cincinnati Bell Inc., closed the private offering of $350 million aggregate principal amount of 8% Senior Notes at par. The 8% Senior Notes were issued pursuant to an indenture, dated as of October 6, 2017 (the “Indenture”), between the Issuer and Regions Bank, as trustee.

Concurrently with the closing of the offering, the Issuer entered into an escrow agreement (the “Escrow Agreement”) pursuant to which the initial purchasers of the 8% Senior Notes on behalf (and at the direction) of the Issuer, deposited the gross proceeds of the offering into an escrow account. The Issuer deposited into the escrow account an additional amount of cash that will be sufficient to pay all interest that would accrue on the 8% Senior Notes up to, but not including, October 9, 2018.

Form 10-K Part II	Cincinnati Bell Inc.

The offering of the 8% Senior Notes was part of the financing of the cash portion of the merger consideration for the previously announced acquisition of Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) by the Company (the “HCOM Acquisition”). At the closing of the HCOM Acquisition, the Issuer will merge with and into the Company (the “Escrow Merger”), with the Company continuing as the surviving corporation. At the time of the Escrow Merger, the Company will assume the obligations of the Issuer under the 8% Senior Notes and the Indenture (the “Assumption”) and, subject to the satisfaction of certain other conditions, the proceeds from the offering will be released from the escrow account to the Company. In the event that the HCOM Acquisition has not occurred on or prior to January 9, 2019, the Issuer has notified the escrow agent that the HCOM Acquisition will not be consummated, the Agreement and Plan of Merger, dated as of July 9, 2017, among Hawaiian Telcom, the Company and Twin Acquisition Corp. has been terminated or the Issuer fails, after receiving written notice from the escrow agent of the Issuer’s failure to timely deposit cash into the escrow account equal to 30 days of interest that would accrue on the 8% Senior Notes to deposit such amount of cash within five business days after receipt of such notice, the Issuer will be required to redeem all of the 8% Senior Notes at a redemption price equal to 100% of the initial issue price, plus accrued and unpaid interest to, but excluding, the redemption date.

The 8% Senior Notes bear interest at a rate of 8.00% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2018, to persons who are registered holders of the 8% Senior Notes on the immediately preceding April 1 and October 1, respectively.
The 8% Senior Notes will mature on October 15, 2025. However, prior to October 15, 2020, the Company may, at its option, redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes, together with accrued and unpaid interest, if any, plus a “make-whole” premium. On or after October 15, 2020, the Company may, at its option, redeem some or all of the Notes at any time at declining redemption prices equal to (i) 106.000% beginning on October 15, 2020, (ii) 104.000% beginning on October 15, 2021, (iii) 102.000% beginning on October 15, 2022 and (iv) 100.000% beginning on October 15, 2023 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date. In addition, before October 15, 2020, and subject to certain conditions, the Company may, at its option, redeem up to 40% of the aggregate principal amount of Notes with the net proceeds of certain equity offerings at 108.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that (i) at least 60% of the aggregate principal amount of Notes remains outstanding after such redemption and (ii) the redemption occurs within 180 days of the closing of any such equity offering.

Cincinnati Bell Telephone Notes
In 1998, CBT's predecessor issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028 (the "CBT Notes"), which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The indenture related to the CBT Notes does not subject the Company or CBT to restrictive financial covenants, but it does contain a covenant providing that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding CBT Notes equally and ratably with the indebtedness or obligations secured by such liens. In 2017, CBT pledged its assets in support of the Company's debt incurred under the Credit Agreement, and as a result, the CBT Notes became equally and ratably secured. The maturity date of the CBT notes is in 2028, and the CBT Notes may be redeemed at any time at a redemption price equal to the greater of 100% of the principal amount of the CBT Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest to maturity, plus accrued interest to the redemption date. The indenture governing the CBT Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments of the Company or CBT that exceeds $20.0 million, in the aggregate.
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

Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt and capital leases for the five years subsequent to December 31, 2017, and thereafter:

		Capital	Total
(dollars in millions)	Debt	Leases	Debt
Year ended December 31,
2018	$6.0	$12.4	$18.4
2019	6.0	12.0	18.0
2020	6.0	9.4	15.4
2021	6.0	6.5	12.5
2022	6.0	4.9	10.9
Thereafter	1,655.2	37.7	1,692.9
	1,685.2	82.9	1,768.1
Net unamortized premium	1.9	—	1.9
Unamortized note issuance costs	(22.3)	—	(22.3)
Total debt	$1,664.8	$82.9	$1,747.7
Total capital lease payments including interest are expected to be $17.4 million for 2018, $16.4 million for 2019, $13.2 million for 2020, $9.9 million for 2021, $7.8 million for 2022 and $49.0 million thereafter.
As of March 31, 2015, $54.5 million of capital lease obligations were retained by the Company in conjunction with discontinuing wireless operations.
Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. The Company incurred deferred financing costs of $12.9 million related to the issuance of the Tranche B Term Loan due 2024 and $1.4 million related to the issuance of 8% Senior Notes due 2025. Approximately $8 million of additional costs are expected to be incurred upon the closing of Hawaiian Telcom when the 8% Senior Notes will be assumed by the Company. In 2017 and 2016, deferred financing costs incurred for amending and renewing revolving credit agreements were $4.6 million and $2.0 million, respectively. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $2.1 million, $5.9 million and $3.7 million in 2017, 2016 and 2015, respectively.

The Company retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective January 1, 2016. At the time of adoption the Company made a one-time policy election to record costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2017 and 2016, deferred financing costs recorded to "Other non-current assets" totaled $5.1 million and $2.1 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $3.4 million in 2017, $3.0 million in 2016, and $4.1 million in 2015.
Debt Covenants
Credit Agreement
The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2017, these ratios and limitations include a maximum secured consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, but not limited to, restrictions on Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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
The Tranche B Term Loan due 2024 is subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Tranche B Term Loan due 2024 unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Extinguished Notes
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
In 2015, the Company redeemed $13.7 million of its outstanding 7 1/4% Notes at an average redemption price of 99.853% which resulted in a loss on extinguishment of debt of $0.1 million. The Company also repaid $4.0 million of its 7 1/4% Notes at a redemption price of 100.750% which resulted in a $0.1 million loss on extinguishment of debt during 2016.
In the fourth quarter of 2017, the Company repaid the remaining $315.8 million outstanding principal amount of its Tranche B Term Loan due 2020 and related accrued and unpaid interest. As a result, a loss on extinguishment of debt is recorded in the fourth quarter of 2017 of $2.6 million.

8.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $10.7 million, $9.6 million and $10.1 million in 2017, 2016 and 2015, respectively. In 2015, our retail stores, which were previously used to support our wireless operations, were re-branded to support the growth of our Fioptics suite of products. Rent expense associated with our retail locations totaled $0.6 million in both 2017 and 2016. Certain facility leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2017, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
2018	$7.0
2019	6.0
2020	4.7
2021	2.8
2022	2.6
Thereafter	18.3
Total	$41.4

Form 10-K Part II	Cincinnati Bell Inc.

Asset Retirement Obligations
Asset retirement obligations exist for certain other assets. In conjunction with the OnX acquisition on October 2, 2017, the Company recognized certain asset retirement obligations related to data center leases which are recorded in "Accounts payable" in the Consolidated Balance Sheets. As of March 31, 2015, certain asset retirement obligations related to our wireless towers were reclassified to continuing operations as the obligations relate to tower leases retained by the Company. These obligations are recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. The following table presents the activity for the Company’s asset retirement obligations:

	December 31,
(dollars in millions)	2017	2016
Balance, beginning of period	$1.8	$4.8
Liabilities incurred	0.4	—
Liabilities settled	—	(2.0)
Revision to estimated cash flow	—	(1.1)
Accretion expense	0.1	0.1
Balance, end of period	$2.3	$1.8
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $6.3 million as of December 31, 2017. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.
As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2017 or 2016.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2017 and 2016, the minimum commitments for these arrangements were approximately $205 million and $191 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2017, cannot be reasonably determined.

Form 10-K Part II	Cincinnati Bell Inc.

9.    Financial Instruments and Fair Value Measurements
Fair Value of Financial Instruments
The carrying values of our financial instruments do not materially differ from the estimated fair values as of December 31, 2017 and 2016, except for the Company's long-term debt.
The carrying value and fair value of the Company’s long-term debt is as follows:

	December 31, 2017		December 31, 2016
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,687.1	$1,687.5	$1,149.2	$1,177.9
*Excludes capital leases and note issuance costs.
The fair value of debt instruments was based on closing or estimated market prices of the Company’s debt at December 31, 2017 and 2016, which is considered Level 2 of the fair value hierarchy.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill are required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In 2016 and 2015, no assets were remeasured at fair value. During 2017, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
(dollars in millions)	Year Ended December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Losses
Equity method investment:
Equity method investment	—	—	—	—	$(4.7)
Impairment of equity method investment					$(4.7)
In the third quarter of 2017, an equity method investment recorded within “Other noncurrent assets” in the Consolidated Balance Sheets was remeasured at fair value due to a triggering event identified by management. As a result of the fair value analysis, the entire carrying value of $4.7 million was impaired and recorded to "Other expense (income), net" on the Consolidated Statements of Operations. This fair value measurement is considered a Level 3 measurement due to the significance of its unobservable inputs.
10.    Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $8.2 million, $8.4 million, and $7.0 million in 2017, 2016, and 2015, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives. The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. During 2017, the non-management pension plan made lump sum payments of $11.0 million resulting in a reduction of the plan benefit obligation of $11.3 million. The Company recorded a pension settlement cost of $4.0 million as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost. During the second quarter of 2015, the non-management pension plan was amended to eliminate all future pension credits and transition benefits. As a result, we recognized a curtailment loss of $0.3 million and a $1.7 million reduction to the associated pension obligations. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.
The Company also provides healthcare and group life insurance benefits for eligible retirees. We fund healthcare benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is our practice to fund amounts as deemed appropriate from time to time. Contributions are subject to Internal Revenue Service ("IRS") limitations developed using the traditional unit credit cost method. The actuarial expense calculation for our postretirement health plan is based on numerous assumptions, estimates, and judgments including healthcare cost trend rates and cost sharing with retirees. Retiree healthcare benefits are being phased out for both management and certain retirees. During 2017, the Company reviewed the employees with special death benefits only within the defined benefit pension plans and determined that the liabilities associated with the special death benefits would be better associated with the postretirement health plans. As a result, the Company eliminated the liability associated with the special death benefits in the defined benefit pension plans, and recorded a liability of $14.0 million in the postretirement health plans in 2017.
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans. Approximately 13% in 2017, 13% in 2016, and 12% in 2015 of these costs were capitalized to property, plant and equipment related to network construction in the Entertainment and Communications segment. Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$0.3	$0.2	$0.3	$0.3
Interest cost on projected benefit obligation	19.4	19.3	19.0	3.2	3.3	3.3
Expected return on plan assets	(26.0)	(27.3)	(29.2)	—	—	—
Amortization of:
Prior service cost (benefit)	—	0.1	0.1	(4.5)	(14.7)	(15.4)
Actuarial loss	17.5	19.1	24.9	4.7	4.9	5.4
Pension settlement charges	4.0	—	—	—	—	—
Curtailment loss	—	—	0.3	—	—	—
Pension/postretirement cost (benefit)	$14.9	$11.2	$15.4	$3.6	$(6.2)	$(6.4)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

	Pension Benefits				Postretirement and Other Benefits
	2017	2016	2015		2017	2016	2015
Discount rate	4.10%	3.80%	3.40%	*	4.00%	3.70%	3.40%
Expected long-term rate of return	7.25%	7.50%	7.75%		—	—	—
Future compensation growth rate	—	—	—		—	—	—
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
Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1,	$505.6	$530.5	$82.6	$93.1
Service cost	—	—	0.2	0.3
Interest cost	19.4	19.3	3.2	3.3
Actuarial loss (gain)	28.1	(2.7)	7.6	(4.7)
Benefits paid	(38.6)	(41.5)	(11.6)	(13.1)
Retiree drug subsidy received	—	—	0.2	0.6
Transfer of special death benefit	(14.0)	—	14.0	—
Settlements	(11.3)	—	—	—
Other	—	—	2.4	3.1
Benefit obligation at December 31,	$489.2	$505.6	$98.6	$82.6

Change in plan assets:
Fair value of plan assets at January 1,	$372.3	$378.1	$8.7	$10.3
Actual return (loss) on plan assets	64.8	30.3	0.2	0.3
Employer contributions	4.6	5.4	10.0	10.6
Retiree drug subsidy received	—	—	0.2	0.6
Benefits paid	(38.6)	(41.5)	(11.6)	(13.1)
Settlements	(11.0)	—	—	—
Fair value of plan assets at December 31,	392.1	372.3	7.5	8.7
Unfunded status	$(97.1)	$(133.3)	$(91.1)	$(73.9)

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Discount rate	3.60%	4.00%	3.60%	4.00%
Future compensation growth rate	—	—	—	—
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	December 31,
	2017	2016
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2022	2021
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2017	$0.2	$(0.1)
Postretirement benefit obligation at December 31, 2017	3.2	(2.9)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2017	2016	2017	2016
Accrued payroll and benefits (current liability)	$2.1	$2.1	$10.5	$9.4
Pension and postretirement benefit obligations (noncurrent liability)	95.0	131.2	80.6	64.5
Total	$97.1	$133.3	$91.1	$73.9
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

			Postretirement and Other Benefits
	Pension Benefits
	December 31,		December 31,
(dollars in millions)	2017	2016	2017	2016
Prior service (cost) benefit, net of tax of ($0.1), ($0.1), $5.3, $10.6	$(0.1)	$(0.1)	$19.9	$19.1
Actuarial loss, net of tax of ($42.5), ($81.6), ($12.7), ($19.7)	(148.4)	(141.8)	(44.5)	(34.8)
Total	$(148.5)	$(141.9)	$(24.6)	$(15.7)

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2017	2016	2017	2016
Prior service cost recognized:
Reclassification adjustments	$—	$0.1	$(4.5)	$(14.7)
Actuarial (loss) gain recognized:
Reclassification adjustments	21.5	19.1	4.7	4.9
Actuarial gain (loss) arising during the period	11.0	5.7	(7.4)	4.5
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2018 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service benefit	$—	$(3.1)
Actuarial loss	17.6	4.6
Total	$17.6	$1.5
Plan Assets, Investment Policies and Strategies
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 65% equity securities and 35% investment grade fixed income securities. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 60% of the equity securities held by the pension plans at December 31, 2017, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
The fair values of the pension plan assets at December 31, 2017 and 2016 by asset category are as follows:

(dollars in millions)	December 31, 2017	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$151.0	$151.0	$—	$—
International equity index funds	101.3	101.3	—	—
Fixed income bond funds	136.1	136.1	—	—
Fixed income short-term money market funds	3.7	3.7	—	—
Group insurance contract	7.5	—	—	—
Total	$399.6	$392.1	$—	$—

Form 10-K Part II	Cincinnati Bell Inc.

(dollars in millions)	December 31, 2016	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$142.7	$142.7	$—	$—
International equity index funds	95.6	95.6	—	—
Fixed income bond funds	123.9	123.9	—	—
Fixed income short-term money market funds	10.1	10.1	—	—
Group insurance contract	8.7	—	—	—
Total	$381.0	$372.3	$—	$—
The fair values of Level 1 investments are based on quoted prices in active markets.
The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.
Contributions to our qualified pension plans were $2.3 million in 2017, $3.1 million in 2016, and $10.3 million in 2015. Contributions to our non-qualified pension plan were $2.3 million in 2017, $2.3 million in 2016, and $2.2 million in 2015.
Based on current assumptions, contributions to qualified and non-qualified pension plans in 2018 are expected to be approximately $4 million and $3 million, respectively. Management expects to make cash payments of approximately $9 million related to its postretirement health plans in 2018.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2018	$39.8	$11.0	$(0.5)
2019	38.1	9.5	(0.4)
2020	38.6	8.4	(0.4)
2021	37.1	8.1	(0.4)
2022	35.6	7.7	(0.3)
Years 2023 - 2027	155.9	32.0	(1.2)
11.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2017 and 2016, common shares outstanding were 42,197,965 and 42,056,237, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares. In 2016, the Company repurchased and retired approximately 0.2 million shares of its common stock for $4.8 million at an average price of $19.67 per share. In 2017 and 2015, no shares were repurchased or retired under this plan. As of December 31, 2017, the Company had the authority to repurchase $124.4 million of its common stock.
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

Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 5.7676 shares of the Company common stock per one share of 6 3/4% cumulative convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in each of 2017, 2016, and 2015.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, unrealized gains on Investment in CyrusOne and foreign currency translation losses.
For the years ended December 31, 2017 and 2016, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Foreign Currency Translation Loss	Total
Balance as of December 31, 2015	$(170.3)		$—		$(0.7)	$(171.0)
Remeasurement of benefit obligations	6.6		—		—	6.6
Reclassifications, net	6.1	(a)	—		—	6.1
Unrealized gain on Investment in CyrusOne, net	—		68.1	(b)	—	68.1
Foreign currency loss	—		—		(0.1)	(0.1)
Balance as of December 31, 2016	(157.6)		68.1		(0.8)	(90.3)
Remeasurement of benefit obligations	2.8		—		—	2.8
Unrealized gain on Investment in CyrusOne, net	—		8.3	(c)	—	8.3
Reclassifications, net	13.9	(a)	(76.4)	(d)	—	(62.5)
Reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform	(32.2)	(e)	—		—	(32.2)
Foreign currency gain	—		—		0.2	0.2
Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
(a) These reclassifications are included in the components of net period pension and postretirement benefit costs (see Note 10 for additional details). The components of net period pension and postretirement benefit cost are reported within "Cost of services", "Cost of products sold", and "Selling, general and administrative" expenses on the Consolidated Statements of Operations, with the exception of pension settlement charges, which are reported within "Other" on the Consolidated Statements of Operations.
(b) The unrealized gain on the investment in CyrusOne was recorded in 2016 as the investment is no longer accounted for using the equity-method and is recorded as an available-for-sale security on the Consolidated Balance Sheets at fair value.

(c)
The unrealized gain on Investment in CyrusOne, net of tax, represents changes in the fair value of CyrusOne shares of common stock owned by the Company during the period, before any subsequent sales of those shares.

(d)	These reclassifications are reported within "Gain on sale of CyrusOne investment" on the Consolidated Statements of Operations.

Form 10-K Part II	Cincinnati Bell Inc.

(e)
This provisional reclassification adjustment resulted from a change in the corporate tax rate arising from tax legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). In February 2018, the FASB issued ASU 2018-02 which allows entities to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from newly enacted corporate tax rates. The Company early adopted the guidance effective December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.

12.     Income Taxes

Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Current:
Federal	$(14.8)	$(14.0)	$9.2
State and local	1.0	0.5	1.7
Total current	(13.8)	(13.5)	10.9
Investment tax credits	(0.1)	(0.1)	(0.2)
Deferred:
Federal	51.7	72.6	149.4
State and local	2.3	5.7	5.2
Total deferred	54.0	78.3	154.6
Valuation allowance	(9.2)	(3.6)	(5.5)
Total	$30.9	$61.1	$159.8
The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	0.7	0.2	0.7
Change in valuation allowance, net of federal income tax	(9.1)	(1.4)	(0.8)
State net operating loss adjustments	2.0	0.9	0.3
Transaction Costs	5.5	—	—
Unrecognized tax benefit changes	1.4	2.3	0.2
Federal Rate Change	10.3	—	—
Other differences, net	1.0	0.5	0.1
Effective tax rate	46.8%	37.5%	35.5%
The income tax provision (benefit) was charged to continuing operations, discontinued operations, accumulated other comprehensive income or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Income tax provision (benefit) related to:
Continuing operations	$30.9	$61.1	$159.8
Discontinued operations	—	—	34.8
Accumulated other comprehensive income (loss)	(28.3)	43.8	2.0
Excess tax benefits on stock option exercises	—	0.1	(0.1)

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$88.9	$125.2
Pension and postretirement benefits	46.1	78.7
Employee benefits	7.9	12.2
AMT Credit Carryforward	1.5	17.4
Texas Margin Credit	10.5	10.7
Other	14.9	19.1
Total deferred tax assets	169.8	263.3
Valuation allowance	(45.5)	(54.4)
Total deferred tax assets, net of valuation allowance	$124.3	$208.9
Deferred tax liabilities:
Property, plant and equipment	$115.9	$135.0
Investment in CyrusOne	—	9.1
Other	0.3	0.3
Total deferred tax liabilities	116.2	144.4
Net deferred tax assets	$8.1	$64.5
As of December 31, 2017, the Company had $187.5 million of federal tax operating loss carryforwards with a deferred tax asset value of $39.3 million, alternative minimum tax credit carryforwards of $1.5 million, $1.6 million foreign deferred tax assets related to NOLs, state tax credits of $10.5 million, and $48.0 million in deferred tax assets related to state and local tax operating loss carryforwards. Approximately $130.0 million of the remaining federal tax loss carryforwards will expire in 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities. These limitations should not materially impact the utilization of the tax carryforwards.
The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. Due to its historical and future projected taxable income, management believes it will utilize future federal deductions and available net operating loss carryforwards prior to their expiration. Management also concluded that it was more likely than not that certain state and foreign tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance.
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $22.0 million and $31.0 million at December 31, 2017 and December 31, 2016, respectively. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2017 and 2016.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Balance, beginning of year	$31.4	$27.6	$27.1
Change in tax positions for the current year	1.0	1.2	0.5
Change in tax positions for prior years	0.3	2.6	—
Change related to decrease in federal tax rate	(10.5)	—	—
Balance, end of year	$22.2	$31.4	$27.6
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2014.

Form 10-K Part II	Cincinnati Bell Inc.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, limiting the deductibility of interest and executive compensation and eliminating the corporate alternative minimum tax (AMT). Generally Accepted Accounting Principles requires that the impact of tax legislation be recognized in the period in which the law was enacted. In addition, there are certain transitional impacts of the Tax Act. The reduction of the U.S. corporate tax rate caused the Company to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21 percent. The Company was able to make a reasonable estimate of the impact; therefore, recorded a provisional net charge of $6.8 million for the quarter ended December 31, 2017. This $6.8 million provisional net charge included a reduction of our uncertain tax positions of $10.5 million.
The Company considers the provisional amount recorded to be a reasonable estimate as of December 31, 2017; however, this amount could be affected by additional information and other analysis related to the Tax Act. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to several different reasons. The estimate could be impacted by changes in interpretation of the Tax Act, any legislative action taken to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. Changes to the estimates the Company has utilized to calculate the transition impact may include impacts from changes to current year earnings estimates, as well as foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. As a result, the provisional amount of $6.8 million could be adjusted during the measurement period ending December 31, 2018.
U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. The Company intends to permanently reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States to support its international growth. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

13.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, restricted stock units, and time-based restricted shares to officers and key employees under the 2017 Long-Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2017 Stock Plan for Non-Employee Directors. The maximum number of shares authorized and available for award under the 2017 plans at December 31, 2017 was 3.1 million.
On May 2, 2017, the 2007 Long Term Incentive Plan and 2007 Stock Option Plan for Non-Employee Directors both expired. Under the 2007 Long Term Incentive Plan, the Company granted stock options, stock appreciation rights, performance-based awards, and time-based restricted shares to officers and key employees. Under the 2007 Stock Option Plan for Non-Employee Directors, the Company granted stock options, restricted shares, and restricted stock units to directors. The Company no longer grants shares under the 2007 plans as of May 2, 2017.

Form 10-K Part II	Cincinnati Bell Inc.

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

	2017		2016		2015
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	390	$20.00	776	$19.27	1,045	$19.27
Exercised	(35)	15.76	(236)	16.12	(7)	9.15
Forfeited	(35)	21.58	(11)	16.16	(100)	18.71
Expired	(139)	24.55	(139)	22.79	(162)	20.05
Outstanding at December 31,	181	$17.10	390	$20.00	776	$19.27
Expected to vest at December 31,	181	$17.10	390	$20.00	776	$19.27
Exercisable at December 31,	181	$17.10	330	$20.56	635	$19.65

(dollars in millions)
Compensation expense for the year	$0.2		$0.4		$—
Tax benefit related to compensation expense	$(0.1)		$(0.1)		$—
Intrinsic value of awards exercised	$0.2		$1.8		$0.1
Cash received from awards exercised	$0.5		$3.8		$0.1
Grant date fair value of awards vested	$0.3		$0.5		$0.7
The following table summarizes our outstanding and exercisable awards at December 31, 2017:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
Range of Grant Price
$8.35	20	$8.35	20	$8.35
$14.55 to $17.05	133	17.04	133	17.04
$23.75 to $26.05	28	23.83	28	23.83
Total	181	$17.10	181	$17.10
As of December 31, 2017, the aggregate intrinsic value for awards outstanding and exercisable was $0.8 million. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately six years. As of December 31, 2017, there was no remaining unrecognized stock compensation expense related to stock options or stock appreciation rights.
Performance-Based Restricted Awards
Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our outstanding performance-based restricted award activity:

	2017		2016		2015
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	954	$15.89	721	$16.77	349	$19.28
Granted*	245	22.03	307	15.45	538	15.46
Vested	(229)	16.74	(51)	22.75	(89)	19.00
Forfeited	(99)	16.62	(23)	22.35	(77)	16.44
Non-vested at December 31,	871	$17.30	954	$15.89	721	$16.77

(dollars in millions)
Compensation expense for the year	$3.9		$3.6		$3.1
Tax benefit related to compensation expense	$(1.4)		$(1.3)		$(1.1)
Grant date fair value of awards vested	$3.8		$1.2		$1.7

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2017, unrecognized compensation expense related to performance-based awards was $7.6 million, which is expected to be recognized over a weighted-average period of approximately one year.
Time-Based Restricted Awards

Awards granted to employees in 2017 and 2016 vest at the end of a three year period. Awards granted to employees prior to 2016 generally vest in one-third increments over a period of three years. Awards granted to directors in 2017, 2016 and 2015 vest on the first anniversary of the grant date.

The following table summarizes our time-based restricted award activity:

	2017		2016		2015
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	106	$16.75	47	$19.59	137	$18.44
Granted	96	20.78	106	16.75	36	17.35
Vested	(38)	19.10	(47)	19.59	(126)	17.70
Non-vested at December 31,	164	$18.57	106	$16.75	47	$19.59

(dollars in millions)
Compensation expense for the year	$1.8		$1.1		$1.0
Tax benefit related to compensation expense	$(0.6)		$(0.4)		$(0.3)
Grant date fair value of awards vested	$0.7		$0.9		$2.2
As of December 31, 2017, there was $1.1 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

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
No cash-payment awards were issued in 2017, 2016 or 2015. For the year ended December 31, 2017, expense incurred for cash-payment awards was nominal. For the years ended December 31, 2016 and 2015, expense incurred for cash-payment awards was $2.2 million and $0.6 million, respectively.
At December 31, 2017, there was no remaining unrecognized compensation expense for cash-settled and other awards.  The aggregate intrinsic value of outstanding and exercisable cash-settled stock appreciation rights at December 31, 2017 was nominal.
Deferred Compensation Plans
The Company currently has a deferred compensation plan for the Board of Directors. Under the directors deferred compensation plan, each director can defer receipt of all or a part of their director fees and annual retainers, which can be invested in various investment funds including the Company’s common stock. In years prior to 2012, the Company granted 1,200 phantom shares to each non-employee director on the first business day of each year, which are fully vested once a director has five years of service. No phantom shares were granted to non-employee directors in 2017. Distributions to the directors are generally in the form of cash.
The Company previously had a deferred compensation plan for certain executives of the Company.  The executive deferred compensation plan was terminated in the fourth quarter of 2015.  In the fourth quarter of 2016, all amounts due under the plan were distributed to plan participants.
At December 31, 2017 and 2016, the number of director deferred common shares was nominal. As these awards can be settled in cash, compensation costs each period are based on the change in the Company’s stock price. Compensation expense recognized during 2017 was nominal. In 2016 and 2015, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively.
14.    Restructuring and Severance
Liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2014	$3.0	$1.8	$0.1	$4.9
Charges	3.3	0.3	2.4	6.0
Utilizations	(6.1)	(1.3)	(2.4)	(9.8)
Balance as of December 31, 2015	0.2	0.8	0.1	1.1
Charges/(Reversals)	12.5	(0.5)	(0.1)	11.9
Utilizations	(1.7)	(0.1)	—	(1.8)
Balance as of December 31, 2016	11.0	0.2	—	11.2
Charges	32.7	—	—	32.7
Utilizations	(29.3)	(0.1)	—	(29.4)
Balance as of December 31, 2017	$14.4	$0.1	$—	$14.5

Form 10-K Part II	Cincinnati Bell Inc.

In 2017, the Company initiated reorganizations within both segments of the business in order to more appropriately align the Company for future growth. In addition, during 2017 the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce field and network costs within our legacy copper network which resulted in headcount reductions. In 2016, employee severance costs were associated with initiatives to reduce costs associated with our legacy copper network, including a voluntary severance program for certain management employees. Employee severance costs were also incurred as a result of increased in-sourcing of IT professionals by our customers which resulted in headcount reductions in our IT Services and Hardware segment. In 2015, employee severance charges were associated with discontinuing our cyber-security product offering and integrating each of our segments' business markets.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019.
Other charges in 2015 represent project related expenses as we identified opportunities to integrate the business markets within our Entertainment and Communications and IT Services & Hardware segments.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2014	$3.9	$0.3	$0.7	$4.9
Charges	1.6	2.8	1.6	6.0
Utilizations	(4.7)	(2.8)	(2.3)	(9.8)
Balance as of December 31, 2015	0.8	0.3	—	1.1
Charges	7.7	3.3	0.9	11.9
Utilizations	(1.0)	(0.6)	(0.2)	(1.8)
Balance as of December 31, 2016	7.5	3.0	0.7	11.2
Charges	27.9	4.8	—	32.7
Utilizations	(23.1)	(5.6)	(0.7)	(29.4)
Balance as of December 31, 2017	$12.3	$2.2	$—	$14.5
At December 31, 2017 and 2016, $12.0 million and $7.4 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At December 31, 2017 and 2016, $2.5 million and $3.8 million was included in "Other noncurrent liabilities," respectively.
15.    Business Segment Information
For the years ended December 31, 2017, 2016, and 2015, we operated two business segments: Entertainment and Communications and IT Services and Hardware. The closing of our wireless operations, effective March 31, 2015, represented a strategic shift in our business. Therefore, certain wireless assets, liabilities and results of operations are reported as discontinued operations in our financial statements. For further details of Discontinued Operations, see Notes 1 and 16 of Notes to Consolidated Financial Statements.
The Entertainment and Communications segment provides data, video, voice and other services. These services are primarily provided to customers in southwestern Ohio, northern Kentucky and southeastern Indiana. Data includes products such as high-speed internet access, digital subscriber lines, private line, multi-protocol label switching, SONET, dedicated internet access, wavelength, audio conferencing and digital signal. These products are used to transport large amounts of data over private networks. Video services provide our Fioptics customers access to over 400 entertainment channels, over 140 high-definition channels, parental controls, HD DVR, video On-Demand and access to a Fioptics live TV streaming application. Voice represents local service, including Fioptics voice lines. It also includes VoIP, long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting, and call return. VoIP products provide our customers access to widely disbursed communication platforms and access to cloud based services and hosted unified communications products. Other services consists of revenue generated from wiring projects for business customers, advertising, directory assistance, maintenance and information services.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications revenue increased during 2017 and 2016 due to the demand for strategic fiber products more than offsetting legacy copper declines. Cost of services and product grew during 2017 and 2016 due to the increase in revenue and related primarily to video, VOIP and MPLS. Programming costs increased both due to an increase in the number of subscribers, as well as rising rates charged by content providers. Furthermore, network and materials costs increased in 2017 as we continue to build out our fiber investment. Operating income for Entertainment and Communications for 2017 was down compared to a year ago due in large part to restructuring and severance charges of $27.9 million incurred related to a voluntary severance program to reduce costs associated with our legacy copper network. Operating income decreased during 2016 compared to 2015 primarily due to increased depreciation expense associated with the impact of accelerating construction of our fiber network and reducing the estimated useful life of certain set-top boxes, as well as the related software, as we upgrade to new technology. We also reduced the useful life of our copper assets in the fourth quarter of 2015. Entertainment and Communications recognized restructuring and severance related charges of $7.7 million in 2016 and reversed restructuring and severance related charges of $1.6 million in 2015. There were no impairment charges recorded in 2017, 2016 or 2015. Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.
The IT Services and Hardware segment provides a full range of managed IT solutions, including managed infrastructure services, telephony and IT equipment sales, and professional IT staffing services. In 2017, the IT Services and Hardware segment acquired SunTel and OnX. These acquisitions contributed $172.8 million in revenue with significant contributions from Professional services in the amount of $29.6 million, Telecom and IT hardware of $132.7 million and Cloud services of $6.8 million. These contributions helped to offset other declines experienced in these product categories as a result of reduced capital spending by our enterprise customers in Greater Cincinnati, resulting in net growth of IT Services and Hardware revenue of $81.1 million. Selling, general and administrative expenses as well as depreciation and amortization expenses increased in 2017 primarily due to the acquisitions of SunTel and OnX. IT Services and Hardware revenue decreased $4.7 million in 2016 compared to 2015 as a result of an increase in strategic revenue of $17.7 million in 2016 which was more than offset by the $24.5 million decrease in telecom and IT hardware sales in 2016. Restructuring and severance related charges of $4.8 million were recognized in 2017 primarily related to the Company initiated reorganization to better align the segment for future growth. Restructuring and severance related charges of $3.3 million were recognized in 2016 primarily related to a reduction in force as customers began to in-source IT staff, therefore reducing the need for our professional services.

Total assets for the Company increased $621.4 million as of December 31, 2017 as compared to December 31, 2016. IT Services and Hardware assets increased $384.0 million primarily due to net assets acquired with OnX and SunTel. See Note 3. Corporate assets increased $213.1 million primarily due to proceeds from the 8% Notes, as well as the first year of interest, that is held as restricted cash totaling $378.7 million. The increase in restricted cash is offset by decreases in the investment in CyrusOne and the deferred tax asset. As of December 31, 2017, we no longer held an investment in CyrusOne. As of December 31, 2016, our investment in CyrusOne is included as an asset of the Corporate segment. Deferred tax assets and liabilities totaled $19.3 million and $11.2 million as of December 31, 2017, respectively. Deferred tax assets totaled $64.5 million as of December 31, 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Revenue
Entertainment and Communications	$789.9	$768.8	$743.7
IT Services and Hardware	511.8	430.7	435.4
Intersegment	(13.2)	(13.7)	(11.3)
Total revenue	$1,288.5	$1,185.8	$1,167.8
Intersegment revenue
Entertainment and Communications	$1.7	$1.3	$1.3
IT Services and Hardware	11.5	12.4	10.0
Total intersegment revenue	$13.2	$13.7	$11.3
Operating income
Entertainment and Communications	$65.3	$90.6	$129.9
IT Services and Hardware	10.6	23.2	20.6
Corporate	(37.8)	(20.8)	(22.5)
Total operating income	$38.1	$93.0	$128.0
Expenditures for long-lived assets*
Entertainment and Communications	$196.4	$272.5	$269.5
IT Services and Hardware	181.1	13.7	14.0
Corporate	—	0.2	0.1
Total expenditures for long-lived assets	$377.5	$286.4	$283.6
Depreciation and amortization
Entertainment and Communications	$174.7	$168.6	$129.2
IT Services and Hardware	18.1	13.5	12.3
Corporate	0.2	0.1	0.1
Total depreciation and amortization	$193.0	$182.2	$141.6

* Includes cost of acquisitions
	As of December 31,
(dollars in millions)	2017	2016
Assets
Entertainment and Communications	$1,117.8	$1,093.5
IT Services and Hardware	444.0	60.0
Corporate and eliminations	600.6	387.5
Total assets	$2,162.4	$1,541.0

Form 10-K Part II	Cincinnati Bell Inc.

Details of our service and product revenues including eliminations are as follows:

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Service revenue
Entertainment and Communications	$785.1	$763.0	$735.0
IT Services and Hardware	221.0	215.7	198.0
Total service revenue	$1,006.1	$978.7	$933.0
Product revenue
Entertainment and Communications	$3.1	$4.5	$7.4
Telecom and IT hardware	279.3	202.6	227.4
Total product revenue	$282.4	$207.1	$234.8
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

Wireless financial results for the twelve months ended December 31, 2017, 2016 and 2015 reported as "Income from discontinued operations, net of tax" on the Consolidated Statements of Operations are as follows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2017	2016	2015
Revenue	$—	$—	$4.4
Costs and expenses
Cost of products and services	—	—	12.0
Selling, general and administrative	—	—	2.2
Depreciation and amortization expense	—	—	28.6
Restructuring charges	—	—	3.3
Gain on sale or disposal of assets	—	—	(0.4)
Amortization of deferred gain	—	—	(6.5)
Total operating costs and expenses	—	—	39.2
Operating Loss	—	—	(34.8)
Interest income	—	—	(1.7)
Other income	—	(0.3)	(2.3)
Gain on transfer of tower lease obligations and other assets	—	—	15.9
Gain on sale of wireless spectrum licenses	—	—	112.6
Income before income taxes	—	0.3	97.7
Income tax expense	—	—	34.8
Income from discontinued operations, net of tax	$—	$0.3	$62.9

Following is selected operating and financing cash flow activity from discontinued operations included in Consolidated Statements of Cash Flows:

	Twelve Months Ended
	December 31,
(dollars in millions)	2017	2016	2015
Depreciation and amortization	$—	$—	$28.6
Gain on sale of assets	—	—	(0.4)
Deferred gain on sale of spectrum licenses	—	—	(112.6)
Amortization of deferred gain on sale of towers	—	—	(6.5)
Gain on transfer of tower lease obligations and other assets	—	—	(15.9)
Non-cash spectrum lease	—	—	3.2
Restructuring payments	—	(4.4)	(14.5)
Repayment of debt	—	—	(0.3)

Form 10-K Part II	Cincinnati Bell Inc.

17.     Quarterly Financial Information (Unaudited)

	2017
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$278.2	$294.0	$289.2	$427.1	$1,288.5
Operating (loss) income	(5.3)	20.9	12.7	9.8	38.1
Net income (loss)	60.4	2.1	(11.2)	(16.2)	35.1

Net basic earnings (loss) per common share	$1.37	$(0.01)	$(0.33)	$(0.45)	$0.59

Net diluted earnings (loss) per common share	$1.37	$(0.01)	$(0.33)	$(0.45)	$0.58

	2016
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$288.9	$299.2	$312.4	$285.3	$1,185.8
Operating income	29.6	27.4	25.5	10.5	93.0
Income (loss) from continuing operations	7.0	77.6	18.8	(1.6)	101.8
Income from discontinued operations, net of tax	—	—	—	0.3	0.3
Net income (loss)	7.0	77.6	18.8	(1.3)	102.1

Basic earnings (loss) per common share from continuing operations	$0.10	$1.79	$0.39	$(0.10)	$2.17
Basic earnings per common share from discontinued operations	$—	$—	$—	$0.01	$0.01
Net basic earnings (loss) per common share	$0.10	$1.79	$0.39	$(0.09)	$2.18

Diluted earnings (loss) per common share from continuing operations	$0.10	$1.78	$0.38	$(0.10)	$2.17
Diluted earnings per common share from discontinued operations	$—	$—	$—	$0.01	$0.01
Net diluted earnings (loss) per common share	$0.10	$1.78	$0.38	$(0.09)	$2.18
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.
Restructuring and employee severance charges totaled $25.6 million, $3.6 million and $3.5 million in the first, second and fourth quarter of 2017, respectively. Restructuring and employee severance charges totaled $11.9 million in the fourth quarter of 2016.
Transaction and integration costs totaled $0.6 million, $1.7 million, $12.1 million and $4.1 million in the first, second, third, and fourth quarter of 2017, respectively. These costs were primarily related to the acquisitions of SunTel and OnX as well as the planned merger for the previously announced acquisition of Hawaiian Telcom.
In 2017, Net income includes gains from the sale of our CyrusOne investments of $117.7 million in the first quarter. In 2016, Income from continuing operations includes gains from the sale of our CyrusOne investment of $118.6 million, $33.3 million, and $5.1 million in the second, third, and fourth quarter, respectively.
In the fourth quarter of 2017, the Company recognized losses on extinguishment of debt of $3.2 million. In the first quarter of 2016, the Company recognized a gain on the extinguishment of debt of $2.4 million. The Company recognized losses on the extinguishment of debt of $5.2 million, $11.4 million, and $4.8 million in the second, third, and fourth quarter of 2016, respectively.
In the fourth quarter of 2017, the company acquired OnX. The revenues and net income of OnX included in the quarterly financial information from the acquisition date through December 31, 2017 were $150.0 million and $11.5 million. For further information related to this acquisition, see Note 3 of the Notes to Consolidated Financial Statements.
In the fourth quarter of 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The transitional impact of the Tax Act resulted in a provisional net charge of $6.8 million in the fourth quarter of 2017.

Form 10-K Part I	Cincinnati Bell Inc.

18.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2017	2016	2015
Capitalized interest expense	$0.7	$0.7	$1.1
Cash paid/(received) for:
Interest	65.7	71.1	108.5
Income taxes, net of refunds	(12.9)	1.7	8.8
Noncash investing and financing activities:
Accrual of CyrusOne dividends	—	1.1	2.1
Acquisition of property by assuming debt and other financing arrangements	17.3	12.0	5.8
Acquisition of property on account	12.0	23.8	34.6
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reportable information under this item.
Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2017 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.
Item 9B. Other Information
No reportable information under this item.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2017 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 26, 2018 are as follows:

Name	Age	Title
Leigh R. Fox	45	President and Chief Executive Officer
Andrew R. Kaiser	49	Chief Financial Officer
Christi H. Cornette	62	Chief Culture Officer
Thomas E. Simpson	45	Chief Operating Officer
Christopher J. Wilson	52	Vice President and General Counsel
Joshua T. Duckworth	39	Vice President of Treasury, Corporate Finance and Investor Relations
Shannon M. Mullen	41	Vice President and Corporate Controller

Officers are elected annually but are removable at the discretion of the Board of Directors.
The business experiences of our executive officers during the past five years are as follows:
LEIGH R. FOX, President and Chief Executive Officer since May 31, 2017; President and Chief Operating Officer of the Company from September 2016 to May 2017; Chief Financial Officer of the Company from October 2013 to September 2016; Chief Administrative Officer of the Company from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; Vice President of Finance at Cincinnati Bell Technology Solutions Inc. (CBTS) from October 2008 to December 2012.
ANDREW R. KAISER, Chief Financial Officer of the Company since September 2016; Vice President, Consumer Marketing and Data Analytics of the Company from December 2015 to September 2016; Vice President Corporate Finance of the Company from January 2014 to December 2015; Partner at Howard Roark Consulting, LLC from 2005 to January 2014.
CHRISTI H. CORNETTE, Chief Culture Officer of the Company since June 2017; Senior Vice President, Marketing of the Company from August 2013 to June 2017; Vice President, Marketing of the Company from October 2008 to August 2013; Director of CBTS Marketing from October 2002 to October 2008.
THOMAS E. SIMPSON, Chief Operating Officer since June 2017, Senior Vice President and Chief Technology Officer of the Company from January 2015 to June 2017; Vice President and Chief Technology Officer at Cincinnati Bell Technology Solutions (CBTS) from 2014 to 2015; Vice President, Research and Development at CBTS from 2010 to 2014; Director, Technical Operations at CBTS from 2008 to 2010.
CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003.

JOSHUA T. DUCKWORTH, Vice President of Treasury, Corporate Finance and Inventor Relations since October 2017; Vice President, Investor Relations and Controller of the Company from July 2013 to October 2017; Assistant Treasurer and Director of Investor Relations for Cincinnati Bell Inc. from August 2012 to July 2013; Assistant Controller for Cincinnati Bell Inc. from August 2010 to August 2012; Deloitte & Touche LLP's audit practice from October 2004 to August 2010.
SHANNON M. MULLEN, Vice President and Corporate Controller of the Company since October 2017; Vice President, Finance of the Company from December 2016 to October 2017; Senior Director of Finance of the Company from October 2013 to December 2016; Director of Finance of the Company from January 2008 to October 2013; Senior Financial Analyst of the Company from April 2006 to January 2008; Manager of Accounting Research and Projects of the Company from December 2004 to April 2006.

Item 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
Consolidated financial statements are included in Part II, Item 8.
Financial Statement Schedules
Financial Statement Schedule II — Valuation and Qualifying Accounts. All other schedules are not required under the related instructions or are not applicable.
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

(4.3)
First Supplemental Indenture dated as of December 31, 2004 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4(c)(iii)(2) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.4)
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

(4.6)
First Supplemental Indenture dated April 3, 2017 among Cincinnati Bell Inc., SunTel Services LLC and Regions Bank, as trustee (Exhibit 99.1 to Current Report on Form 8-K, date of Report April 3, 2017, File No. 1-8519).

(4.7)
Second Supplemental Indenture dated May 31, 2017 among Cincinnati Bell Inc., Cincinnati Bell Telephone Company LLC, Cincinnati Bell Extended Territories LLC, and Regions Bank, as trustee (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 31, 2017, File No. 1-8519).

(4.8)
Third Supplemental Indenture dated October 2, 2017 among Cincinnati Bell Inc., Cincinnati Bell Shared Services LLC, Data Center South Holdings, LLC, Twin Acquisition Corp. and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 2, 2017, File No. 1-8519).

(4.9)
Fourth Supplemental Indenture dated as of December 22, 2017 among Cincinnati Bell Inc., CBTS Holdco LLC, and Regions Bank, as trustee (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 22, 2017, File No. 1-8519).

(4.10)	Indenture, dated October 6, 2017, between CB Escrow Corp. and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).
(4.11)
Escrow Agreement, dated October 6, 2017, by and among CB Escrow Corp., Regions Bank, as trustee, and Regions Bank, as Escrow Agent (Exhibit 4.2 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).

(4.12)
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

(10.22)
Tenth Amendment to Amended and Restated Receivables Purchase Agreement, dated May 26, 2017, among Cincinnati Bell Funding LLC, Cincinnati Bell, Inc., as Servicer and Performance Guarantor, the various Purchasers and Purchaser Agents identified therein, PNC Bank, National Association, as Administrator for each Purchaser Group, as LC Bank and the Swingline Purchaser (Exhibit 10.2 to Current Report on Form 8-K, date of Report May 31, 2017, File No. 1-8519).

(10.23)
Credit Agreement by and among Cincinnati Bell, Inc., the Guarantor parties thereto, the Lender parties thereto, PNC Bank, National Association, as the Swingline Lender, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, Swingline Lender and an L\C Issuer, dated October 2, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report October 3, 2017, File No. 1-8519).

(10.24)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.25)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.26)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.27)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.28)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.29)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.30)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).
(10.31)*
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

(10.34)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).
(10.35)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2015 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).
(10.36)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.37)*
Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.38)*
Cincinnati Bell Inc. Form of 2016 - 2018 Share-Based Performance Unit Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.39) +	Cincinnati Bell Inc. Form of 2017-2019 Share-Based Performance Award Agreement (2007 Long Term Incentive Plan).
(10.40)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.41)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan)(Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).
(10.42)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).
(10.43)*	Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (Appendix I to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).
(10.44)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).
(10.45)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.46)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective January 1, 2015 (Exhibit 10.51 to Current Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

(10.47)*
Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective as of December 1, 2017 (Exhibit 10.4 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

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

(10.51)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of December 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.52)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).
(10.53)*
Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth effective as of December 1, 2017 (Exhibit 10.5 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.54)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015 (Exhibit 10.50 to Annual Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

(10.55)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 9, 2016, File No. 1-8519).

(10.56)*	Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of December 1, 2017 (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.57)*
Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.58)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).
(10.59)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of December 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.60)*
Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.61)*
Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of December 1, 2017 (Exhibit 10.6 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.62)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.63)
Voting Agreement, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Haven Capital Partners, L.L.C. and the affiliates of Twin Haven Capital Partners, L.L.C. party thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report July 10, 2017, File No. 1-8519).

(10.64)
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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2017	$9.9	$6.9	$—	$6.4	$10.4
Year 2016	$12.4	$9.4	$(2.0)	$9.9	$9.9
Year 2015	$12.4	$8.5	$—	$8.5	$12.4

Deferred Tax Valuation Allowance
Year 2017	$54.4	$(9.2)	$0.3	$—	$45.5
Year 2016	$58.4	$(3.6)	$(0.4)	$—	$54.4
Year 2015	$64.4	$(5.5)	$(0.5)	$—	$58.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 26, 2018	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	February 26, 2018
Leigh R. Fox	(Principal Executive Officer)

/s/ Andrew R. Kaiser*	Chief Financial Officer	February 26, 2018
Andrew R. Kaiser	(Principal Financial Officer)

/s/ Shannon M. Mullen*	Vice President and Corporate Controller	February 26, 2018
Shannon M. Mullen	(Principal Accounting Officer)

Phillip R. Cox*	Chairman of the Board and Director	February 26, 2018
Phillip R. Cox

Theodore H. Torbeck*	Director	February 26, 2018
Theodore H. Torbeck

John W. Eck*	Director	February 26, 2018
John W. Eck

Jakki L. Haussler*	Director	February 26, 2018
Jakki L. Haussler

Craig F. Maier*	Director	February 26, 2018
Craig F. Maier

Russel P. Mayer*	Director	February 26, 2018
Russel P. Mayer

Lynn A. Wentworth*	Director	February 26, 2018
Lynn A. Wentworth

Martin J. Yudkovitz*	Director	February 26, 2018
Martin J. Yudkovitz

John M. Zrno*	Director	February 26, 2018
John M. Zrno

*By: /s/ Leigh R. Fox
Leigh R. Fox
as attorney-in-fact and on his behalf
as President and Chief Executive Officer