Form 10-Q
period 2018-03-31
CINCINNATI BELL INC
filed 2018-05-09
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

At April 30, 2018, there were 42,397,151 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$295.7	$249.6

Costs and expenses
Cost of services and products, excluding items below	149.4	124.1
Selling, general and administrative, excluding items below	68.4	55.3
Depreciation and amortization	51.2	45.8
Restructuring and severance related charges	0.3	25.6
Transaction and integration cost	2.2	0.6
Total operating costs and expenses	271.5	251.4
Operating income (loss)	24.2	(1.8)
Interest expense	30.8	18.0
Other components of pension and postretirement benefit plans expense	3.3	3.2
Gain on sale of Investment in CyrusOne	—	(117.7)
Other income, net	(0.4)	(0.4)
(Loss) income before income taxes	(9.5)	95.1
Income tax (benefit) expense	(1.2)	34.5
Net (loss) income	(8.3)	60.6
Preferred stock dividends	2.6	2.6
Net (loss) income applicable to common shareowners	$(10.9)	$58.0

Basic net (loss) earnings per common share	$(0.26)	$1.38
Diluted net (loss) earnings per common share	$(0.26)	$1.37

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net (loss) income	$(8.3)	$60.6
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	8.3
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	(76.4)
Foreign currency translation loss	(1.8)	—
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.4)	(0.6)	(0.7)
Amortization of net actuarial loss included in net income, net of tax of $1.2, $2.0	4.1	3.5
Total other comprehensive income (loss)	1.7	(65.3)
Total comprehensive loss	$(6.6)	$(4.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$32.4	$17.8
Restricted Cash	379.8	378.7
Receivables, less allowances of $9.6 and $10.4	232.4	239.8
Inventory, materials and supplies	45.0	44.3
Prepaid expenses	23.7	22.2
Other current assets	9.4	7.6
Total current assets	722.7	710.4
Property, plant and equipment, net	1,118.8	1,129.0
Goodwill	150.7	151.0
Intangible assets, net	128.7	132.3
Deferred income tax assets	13.1	12.2
Other noncurrent assets	52.0	52.7
Total assets	$2,186.0	$2,187.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$18.2	$18.4
Accounts payable	195.7	185.6
Unearned revenue and customer deposits	39.3	36.3
Accrued taxes	18.0	21.2
Accrued interest	33.1	29.9
Accrued payroll and benefits	39.5	28.7
Other current liabilities	29.2	37.2
Total current liabilities	373.0	357.3
Long-term debt, less current portion	1,726.9	1,729.3
Pension and postretirement benefit obligations	173.2	177.5
Deferred income tax liabilities	12.2	11.2
Other noncurrent liabilities	28.6	30.2
Total liabilities	2,313.9	2,305.5
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2018 and December 31, 2017; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,394,151 and 42,197,965 shares issued and outstanding at March 31, 2018 and December 31, 2017	0.4	0.4
Additional paid-in capital	2,562.2	2,565.6
Accumulated deficit	(2,647.9)	(2,639.6)
Accumulated other comprehensive loss	(172.0)	(173.7)
Total shareowners’ deficit	(127.9)	(117.9)
Total liabilities and shareowners’ deficit	$2,186.0	$2,187.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(8.3)	$60.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51.2	45.8
Gain on sale of Investment in CyrusOne	—	(117.7)
Provision for loss on receivables	1.0	1.8
Noncash portion of interest expense	0.8	0.5
Deferred income taxes	(1.2)	34.5
Pension and Other postretirement payments less than expense	0.4	1.0
Stock-based compensation	1.2	2.9
Other, net	(2.0)	(1.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in receivables	6.5	14.6
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(4.4)	(5.6)
Increase in accounts payable	3.6	5.8
Increase in accrued and other current liabilities	9.6	7.1
Decrease in other noncurrent assets	0.5	0.5
(Decrease) increase in other noncurrent liabilities	(0.4)	3.3
Net cash provided by operating activities	58.5	53.9
Cash flows from investing activities
Capital expenditures	(32.7)	(55.1)
Proceeds from sale of Investment in CyrusOne	—	140.7
Acquisitions of businesses	(2.8)	(9.2)
Other, net	(0.1)	0.5
Net cash (used in) provided by investing activities	(35.6)	76.9
Cash flows from financing activities
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	(89.5)
Repayment of debt	(3.0)	(2.1)
Debt issuance costs	(0.4)	(0.5)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(2.0)	(1.1)
Net cash used in financing activities	(8.0)	(95.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.8	—
Net increase in cash, cash equivalents and restricted cash	15.7	35.0
Cash, cash equivalents and restricted cash at beginning of period	396.5	9.7
Cash, cash equivalents and restricted cash at end of period	$412.2	$44.7

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$—	$6.9
Acquisition of property on account	$17.6	$27.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Company has receivables with one large customer, General Electric Company, that makes up 10% of the outstanding accounts receivable balance as of March 31, 2018 and December 31, 2017. Revenue derived from foreign operations is approximately 6% of consolidated revenue for the three months ended March 31, 2018.
Merger Activity - In July 2017, the Company announced its plans to acquire Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) through a merger. On April 30, 2018, the Hawaii Public Utilities Commission issued a decision and order approving the merger, subject to the parties’ compliance with certain conditions. Accordingly, the closing of the merger is subject only to the receipt of regulatory approval from the Federal Communications Commission and the satisfaction of other customary closing conditions. We expect the merger to close in the second quarter of 2018.
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
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, as a result of adopting the new standards.

On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups Competitive Local Exchange Carrier ("CLEC") revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures. See Note 11 for all required disclosures.

The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or any other interim period.
Business Combinations — In accounting for business combinations, we apply the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition and transaction costs are expensed as incurred. See Note 4 for required disclosures related to mergers and acquisitions.

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
Investment in CyrusOne — In the first quarter of 2017, the Company sold its remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million. As of March 31, 2017, we no longer have an investment in CyrusOne Inc.
Income and Operating Taxes
Income taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income as well as the tax effects associated with discrete items.
During 2017, the Company re-classed $14.9 million of Alternative Minimum Tax ("AMT") refundable tax credits from "Deferred income taxes, net" to "Receivables" as these credits are expected to be utilized during 2018. Acceleration of the AMT refundable tax credits was the result of the Company's decision to make an election on its 2017 federal income tax return to claim the credits in lieu of claiming bonus depreciation. In addition, new tax legislation enacted in 2017 repealed AMT for corporate tax payers.  The balance of any remaining AMT credits will be refunded over the next 5 years beginning with the return filed in 2019. In the three months ended March 31, 2018, the Company re-classed $0.7 million from "Deferred income taxes, net" to "Receivables" as it expects to receive this portion of the remaining AMT credits in 2019.
Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, at the time of adoption of ASC 606, revenue associated with these charges is excluded from the transaction price.  This approach is consistent with how these taxes were previously recorded under ASC Topic 605.
Recently Issued Accounting Standards — In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance effective December 31, 2017, resulting in a provisional reclassification adjustment of $32.2 million to "Accumulated deficit" from "Other comprehensive loss" on the Consolidated Balance Sheets. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company prospectively adopted the standard effective January 1, 2018 and has applied the amended guidance to any awards modified on or after this date.

Form 10-Q Part I	Cincinnati Bell Inc.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company retrospectively adopted the standard effective January 1, 2018. The Company re-classed $1.7 million and $1.5 million of other components of net benefit cost from "Cost of Services" and "Selling, general and administrative," respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2018. The adoption of this standard did not have a material effect on the Company’s Consolidated Statement of Cash Flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. As issued, the standard requires lessors and lessees to use a modified retrospective transition method for existing leases. On January 5, 2018, the FASB issued a proposed ASU that would allow entities to elect a practical expedient when adopting the guidance to not restate their comparative periods in transition as well as providing lessors with a practical expedient to not separate lease and nonlease components if certain criteria are met. Once the ASU is final, the Company plans to elect both practical expedients upon adoption. The Company is in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The Company adopted the new standard and all subsequent amendments as of January 1, 2018 using the full retrospective method which requires each prior reporting period presented to be adjusted beginning with this issuance of the Company’s 2018 interim financial statements.
The most significant impact of adopting the new standard is the change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record hardware sales net of the related cost of products. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. As a result of adopting ASU 2014-09, revenue and cost of products for the three months ended March 31, 2017 decreased by $28.6 million. Changes in accounting policies related to variable consideration or rebates did not have a material effect on the financial statements. Fulfillment and acquisition costs that are now recorded as an asset and amortized on a monthly basis decreased expense for the three months ended March 31, 2017 by $0.3 million and increased basic earnings per share for the three months ended March 31, 2017 by $0.01. An incremental asset related to fulfillment and acquisition costs of $32.3 million was recorded on the balance sheet as of December 31, 2017, with an offsetting reduction in "Accumulated deficit." As a result of the entry, total contract asset related to fulfillment and acquisition costs was $32.4 million as of December 31, 2017. The impact of these adjustments resulted in a decrease of $7.1 million to "Deferred income tax assets" as of December 31, 2017, with the offset to "Accumulated deficit." See Note 3 for required disclosures as a result of adopting ASC Topic 606.
Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2018	2017
Numerator:
Net (loss) income	$(8.3)	$60.6
Preferred stock dividends	2.6	2.6
Net (loss) income applicable to common shareowners - basic and diluted	$(10.9)	$58.0
Denominator:
Weighted average common shares outstanding - basic	42.3	42.1
Stock-based compensation arrangements	—	0.2
Weighted average common shares outstanding - diluted	42.3	42.3
Basic net (loss) earnings per common share	$(0.26)	$1.38
Diluted net (loss) earnings per common share	$(0.26)	$1.37

For the three months ended March 31, 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three months ended March 31, 2017, awards under the Company's stock-based compensation plans for common shares of 0.2 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Revenue
The Entertainment and Communications segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both consumer and enterprise customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers. Consumer customers have implied month-to-month contracts, while enterprise customers typically have contracts with a duration of one to five years and automatically renew on a month to month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year.

The IT Services and Hardware segment provides a full range of Information Technology ("IT") solutions, including Communications, Cloud and Consulting services. IT Services and Hardware customers enter into contracts that have a typical duration of one to five years, with renewal options at the end of the term. Customers are invoiced on a monthly basis for services rendered. The IT Services and Hardware segment also provides enterprise customers with Infrastructure Solutions, which includes the sale of hardware and maintenance contracts. These contracts are typically satisfied in less than twelve months and revenue is recognized at a point in time.

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the full retrospective method. See below for further discussion of the adoption, including the impact on our 2017 financial statements.

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 180 days. In the instance that payment terms are greater than twelve months, the guidance in ASC 606-10-32-15 will be applied to determine the transaction price.

Form 10-Q Part I	Cincinnati Bell Inc.

Method of Adoption

The Company adopted ASC Topic 606 on January 1, 2018, using the full retrospective method. The comparative periods for 2018 and 2017 are reported in accordance with ASC Topic 606. The adoption of ASC Topic 606 primarily affected product revenue and cost of products on our Consolidated Financial Statements. Based on the Company’s assessment of ASC Topic 606 as it relates to the sale of hardware within the Infrastructure Solutions category, the Company considers itself an agent (net) versus as a principal (gross). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record revenue associated with the sale of hardware net of the related cost of products. This conclusion is based on the Company not obtaining control of the inventory since in most cases the Company does not take possession of the inventory, does not have the ability to direct the product to anyone besides the purchasing customer, and does not integrate the hardware with any of our own goods or services. In situations where the Company does take possession the Company assesses if we act as the principal or the agent. While the Company does perform installation services in certain cases, those services involve installing the hardware into the customer’s existing technology. Installation is considered a separate performance obligation as it is capable of being distinct, and is distinct, within the context of the contract. The reduction to "Revenue" and "Cost of services and products" related to recording these contracts on a net basis is $28.6 million for the three months ended March 31, 2017.

In addition to the changes discussed above as result of recognizing hardware revenue on a net basis, additional contract assets related to fulfillment costs and costs of acquisition of $32.3 million were recorded to "Other noncurrent assets" as of December 31, 2017, with an offsetting reduction in "Accumulated deficit." As a result of the entry, total contract assets related to fulfillment and acquisition costs were $32.4 million as of December 31, 2017. Under the new standard, the Company defers all incremental sales incentives and other costs incurred in order to obtain a contract with a customer. The Company amortizes the contract asset related to both fulfillment costs and cost of acquisition over the period of time the services under the contract are expected to be delivered to the customer.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, or a series of distinct goods or services, and is the unit of account defined in ASC Topic 606. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contract modifications for changes to services provided are routine throughout the term of our contracts. In most instances, contract modifications are for the addition or reduction of services that are distinct, and price changes are based on the stand-alone selling price of the service and, as such, are accounted for on a prospective basis as a new contract.

Goods and services are sold individually, or a contract may include multiple goods or services. For contracts with multiple goods and services, the contract's transaction price is allocated to each performance obligation using the stand-alone selling price of each distinct good or service in the contract.

Certain customers of the Company may receive cash-based rebates based on volume of sales, which are accounted for as variable consideration. Potential rebates are considered at contract inception in our estimate of transaction price based on the forecasted volume of sales. Estimates are reassessed quarterly.

Performance obligations are either satisfied over time as services are performed or at a point in time. Substantially all of our service revenue is recognized over time. For services transferred over time, the Company has elected the practical expedient to recognize revenue based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer. Management considers this a faithful depiction of the transfer of control as services are provided evenly over the month and are substantially the same over the life of the contract. As the Company has elected the practical expedients detailed at ASC 606-10-50-13, revenue for unsatisfied performance obligations that will be billed in future periods has not been disclosed.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Company has identified four distinct performance obligations in the Entertainment and Communications segment which include Data, Voice, Video and Other. Data, Voice and Video services are each identified as a series of distinct services as the services in each category are substantially the same and transfer of control to the customer occurs continuously over time. The Entertainment and Communications segment provides services in three main categories that include Fioptics, Enterprise Fiber and Legacy, which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, SONET (Synchronous Optical Network), dedicated internet access, wavelength and digital signal. Voice services include traditional and Fioptics voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to consumer and enterprise customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use Cincinnati Bell set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.
Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, wire time and materials projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.
The Company uses multiple methods to determine stand-alone selling prices in the Entertainment and Communications segment. For Fioptics Data, Video and Voice, market rate is the primary method used to determine stand-alone selling prices. For Enterprise Fiber Data and Legacy Voice, Data, and Other, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.
IT Services and Hardware
The Company has identified four distinct performance obligations in the IT Services and Hardware segment. These performance obligations are Communications, Cloud, Consulting, and Infrastructure Solutions. Communications services are monthly services that include data and VoIP services, tailored solutions that include converged IP communications of data, voice, video and mobility applications, enterprise long distance, MPLS (Multi-Protocol Label Switching) and conferencing services. Cloud services includes storage, backup, disaster recovery, SLA-based monitoring and management, cloud computing and cloud consulting. Consulting services provide customers with IT staffing, consulting, emerging technology solutions and installation projects. Infrastructure Solutions includes the sale of hardware and maintenance contracts.
For the sale of hardware, the Company evaluated whether it is the principal or the agent. The Company has concluded it acts as an agent because it does not control the inventory before it is transferred to customers, it does not have the ability to direct the product to anyone besides the purchasing customer, and it does not integrate the hardware with any of our own goods or services. Based on this assessment, the performance obligation is to arrange a sale of hardware between the manufacturer and the customer. In the instance where there is an issue with the hardware, the Company coordinates with the manufacturer to facilitate a return in accordance with the standard manufacturer warranty. Hardware returns are not significant to the Company.

Stand-alone selling prices for the four performance obligations within the IT Services and Hardware segment were determined based on a margin percentage range, minimum margin percentage or standard price list.

Revenue recognized at a point in time includes revenue recognized net of the cost of product for hardware sales within Infrastructure Solutions as well as for certain projects within Communications and Consulting. Revenue generated from these contracts is recognized when the hardware is shipped to the customer, in the case of Infrastructure Solutions when we act as the agent, or when the customer communicates acceptance of services performed, in the case of Communications and Consulting. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore has not evaluated whether shipping and handling activities are promised services to its customers.

Form 10-Q Part I	Cincinnati Bell Inc.

Contract Balances

The Company recognizes an asset for incremental fulfillment costs that include installation costs associated with Voice, Video, and Data product offerings in the Entertainment and Communications segment for which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We recognize an asset for incremental fulfillment costs that include installation and provisioning costs for certain Communications services. The asset recognized for Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”
The Company recognizes an asset for the incremental costs of acquiring a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs related to Voice, Video, Data and certain Communications and Cloud services meet the requirements to be capitalized. The contract asset established for the costs of acquiring a contract are recorded to “Other noncurrent assets.” Sales incentives are amortized ratably over the period that services are delivered using either an average churn rate or average contract term, both representative of the expected period of benefit of the asset capitalized. Customer churn rates and average contract term assumptions are reviewed on an annual basis. The related amortization expense is recorded to “Selling, general and administrative.”
Management has elected to use the practical expedient detailed in ASC 340-40-25-4 to expense any costs to fulfill a contract and costs to obtain a contract as they are incurred when the amortization period would have been one year or less. This practical expedient has been applied to fulfillment costs that include installation costs associated with wiring projects and certain Cloud services. In addition, this practical expedient has been applied to acquisition costs associated with revenue from certain Communications projects.

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of January 1, 2016	$15.0	$1.5	$16.5	$12.7	$1.4	$14.1	$27.7	$2.9	$30.6
Additions	14.5	1.1	15.6	7.3	0.7	8.0	21.8	1.8	23.6
Amortization	(12.5)	(1.0)	(13.5)	(7.9)	(0.8)	(8.7)	(20.4)	(1.8)	(22.2)
Balance as of December 31, 2016	17.0	1.6	18.6	12.1	1.3	13.4	29.1	2.9	32.0
Additions	13.7	1.6	15.3	6.8	1.1	7.9	20.5	2.7	23.2
Amortization	(13.2)	(1.2)	(14.4)	(7.3)	(1.1)	(8.4)	(20.5)	(2.3)	(22.8)
Balance as of December 31, 2017	17.5	2.0	19.5	11.6	1.3	12.9	29.1	3.3	32.4
Additions	3.1	0.4	3.5	1.6	0.4	2.0	4.7	0.8	5.5
Amortization	(3.3)	(0.3)	(3.6)	(1.7)	(0.2)	(1.9)	(5.0)	(0.5)	(5.5)
Balance as of March 31, 2018	$17.3	$2.1	$19.4	$11.5	1.5	$13.0	$28.8	$3.6	$32.4

Form 10-Q Part I	Cincinnati Bell Inc.

Disaggregated Revenue
The following table presents revenues disaggregated by product and service lines.

	Three months Ended
	March 31,
(dollars in millions)	2018	2017
Data	$84.9	$84.4
Video	39.2	35.9
Voice	47.0	51.7
Other	3.1	3.1
Total Entertainment and Communications	174.2	175.1
Consulting	38.1	16.7
Cloud	22.6	20.9
Communications	40.6	36.5
Infrastructure Solutions	26.3	6.9
Total IT Services and Hardware	127.6	81.0
Intersegment revenue	(6.1)	(6.5)
Total revenue	$295.7	$249.6
The following table presents revenues disaggregated by contract type.

	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	Three months ended		Three months ended		Three months ended		Three months ended
(dollars in millions)	March 31,		March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Products and Services transferred at a point in time	$4.8	$5.1	$35.3	$10.7	$—	$—	$40.1	$15.8
Products and Services transferred over time	164.2	164.6	91.4	69.2	—	—	255.6	233.8
Intersegment revenue	5.2	5.4	0.9	1.1	(6.1)	(6.5)	—	—
Total revenue	$174.2	$175.1	$127.6	$81.0	$(6.1)	$(6.5)	$295.7	$249.6

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Mergers and Acquisitions
Acquisition of OnX Holdings LLC
On October 2, 2017, the Company acquired 100% of OnX Holdings LLC ("OnX"), a privately held company that provides technology services and solutions to enterprise customers in the United States, Canada and the United Kingdom. The acquisition extends the IT Services and Hardware segment's geographic footprint and accelerates its initiatives in IT cloud migration.
The purchase price for OnX consisted of the following:

(dollars in millions)
Cash consideration	$241.2
Debt repayment	(77.6)
Working capital adjustment	2.8
Total purchase price	$166.4
The cash portion of the purchase price was funded through borrowings under the Credit Agreement (see Note 6). The cash consideration includes $77.6 million related to existing debt that was repaid in conjunction with the close of the acquisition. In addition, a working capital adjustment of $2.8 million was paid during the three months ended March 31, 2018. The Company spent $8.6 million in acquisition expenses related to the OnX acquisition, of which $0.5 million was recorded in the three months ended March 31, 2018. No expenses were recorded in the prior year comparable period related to the OnX acquisition. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.
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
Based on fair value estimates, the purchase price for OnX has been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)
Assets acquired
Cash	$6.5
Receivables	69.9
Prepaid expenses and other current assets	11.8
Property, plant and equipment	11.6
Goodwill	133.1
Intangible assets	134.0
Other noncurrent assets	3.2
Total assets acquired	370.1
Liabilities assumed
Accounts payable	63.6
Current portion of long-term debt	1.3
Accrued expenses and other current liabilities	18.3
Deferred income tax liabilities	42.3
Long-term debt, less current portion	76.7
Other noncurrent liabilities	1.5
Total liabilities assumed	203.7
Net assets acquired	$166.4

Form 10-Q Part I	Cincinnati Bell Inc.

During the three months ended March 31, 2018, the Company recorded a purchase price allocation adjustment of $0.2 million to "Goodwill" related to the payment of the working capital adjustment. In addition, the Company recorded purchase price allocation adjustments of $0.1 million to "Deferred income tax liabilities" and $0.4 million to "Other noncurrent liabilities" related to the finalization of certain tax aspects of the acquisition. The offset of these adjustments were recorded as an increase to "Goodwill."
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
The goodwill for OnX is attributable to increased access to a diversified customer base and acquired workforce in the United States, Canada and the United Kingdom. The amount of goodwill related to OnX that is expected to be deductible for income tax purposes is $2.3 million.
Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the three months ended March 31, 2017 as if OnX had been acquired as of the beginning of fiscal year 2016. Revenue has been retrospectively adjusted for the adoption of ASC 606 to reflect hardware revenue in the Infrastructure Solutions category net of related cost of products. These results include adjustments related to the financing of the acquisition, to increase depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect and change in tax status. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

Three Months Ended
March 31,
(dollars in millions, except per share amounts)	2017
Revenue	$298.5
Net income applicable to common shareholders	54.1
Earnings per share:
Basic and diluted earnings per common share	1.28
Other Acquisition Activity
On February 28, 2017, the Company acquired 100% of SunTel Services ("SunTel"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for cash consideration of $10.0 million. Based on final fair value assessment and the finalization of the working capital adjustment, the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $0.4 million, customer relationship intangible assets of $1.2 million, working capital of $4.1 million and goodwill of $4.6 million. These assets and liabilities are included in the IT Services and Hardware segment.

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware	Entertainment and Communications	Total Company
(dollars in millions)
Goodwill, balance as of December 31, 2017	$148.8	$2.2	$151.0
Activity during the year
Adjustments to prior year acquisitions	0.7	—	0.7
Currency translations	(1.0)	—	(1.0)
Goodwill, balance as of March 31, 2018	$148.5	$2.2	$150.7
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups CLEC revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. As a result of the change, $9.7 million of goodwill related to CBTS Technology Solutions LLC ("CBTS TS") was reclassified from the Entertainment and Communications segment to the IT Services and Hardware segment for the period ending December 31, 2017. For further information related to these business segments see Note 11.

No impairment losses were recognized in goodwill for the three months ended March 31, 2018 and 2017.
Intangible Assets
The Company’s intangible assets consisted of the following:

	March 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(dollars in millions)	Amount (a)	Amortization	Amount (a)	Amortization
Customer relationships	$115.4	$(10.8)	$116.0	$(8.9)
Trade names	15.5	(0.8)	15.9	(0.4)
Technology	9.9	(0.5)	9.9	(0.2)
Total	$140.8	$(12.1)	$141.8	$(9.5)
(a) Change in gross carrying amounts is due to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $2.6 million for the three months ended March 31, 2018. Amortization expense for the three months ended March 31, 2017 was insignificant. No impairment losses were recognized for the three months ended March 31, 2018 and 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2018	2017
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Capital lease obligations and other debt	12.2	12.4
Current portion of long-term debt	18.2	18.4
Long-term debt, less current portion:
Credit Agreement - Tranche B Term Loan due 2024	594.0	594.0
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	67.7	70.5
	1,746.9	1,749.7
Net unamortized premium	1.9	1.9
Unamortized note issuance costs	(21.9)	(22.3)
Long-term debt, less current portion	1,726.9	1,729.3
Total debt	$1,745.1	$1,747.7

Credit Agreement

There were no outstanding borrowings on the Credit Agreement's revolving credit facility, leaving $200.0 million available for borrowings as of March 31, 2018. This revolving credit facility expires in October 2022.

In April 2018, the Company amended its Credit Agreement dated as of October 2, 2017 to reduce the applicable margin on the Tranche B Term Loan due 2024 and revolving credit facility with respect to LIBOR borrowings from the previous 3.75% per annum to 3.25% per annum and, with respect to adjusted base rate borrowings, from the previous 2.75% per annum to 2.25% per annum. The letter of credit fees were reduced from the previous 3.75% per annum to 3.25% per annum.

Accounts Receivable Securitization Facility

As of March 31, 2018, the Company had no borrowings and $6.7 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $92.5 million remaining availability on the total borrowing capacity of $99.2 million. In the second quarter of 2017, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2018. The facility's termination date is in May 2019 and was not changed by this amendment. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $120.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain U.S. subsidiaries, or originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”). Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the parent company.

Form 10-Q Part I	Cincinnati Bell Inc.

7.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2017	$14.4	$0.1	$14.5
Charges	0.3	—	0.3
Utilizations	(7.3)	—	(7.3)
Balance as of March 31, 2018	$7.4	$0.1	$7.5

In the first quarter of 2018, the Company recorded $0.3 million in restructuring and severance charges related to employee separations. The Company made severance payments during the three months ended March 31, 2018, for employee separations associated with initiatives to reduce costs within our legacy copper network and headcount reductions in our IT Services and Hardware segment. In the first quarter of 2017, the Company finalized a voluntary severance program for certain bargained employees related to an initiative to reduce field and network costs within our legacy copper network. As a result, a severance charge of $25.6 million was recorded to the Entertainment and Communications segment.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2019.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2017	$12.3	$2.2	$—	$14.5
Charges	—	0.3	—	0.3
Utilizations	(5.7)	(1.6)	—	(7.3)
Balance as of March 31, 2018	$6.6	$0.9	$—	$7.5
At March 31, 2018 and December 31, 2017, $5.6 million and $12.0 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At March 31, 2018 and December 31, 2017, $1.9 million and $2.5 million, respectively, were included in "Other noncurrent liabilities."

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Financial Instruments and Fair Value Measurements
The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2018 and December 31, 2017, except for the Company's long-term debt. The carrying and fair values of the Company's long-term debt are as follows:

	March 31, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,687.1	$1,602.8	$1,687.1	$1,687.5
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2018 and December 31, 2017, which is considered Level 2 of the fair value hierarchy.

9.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three months ended March 31, 2017, approximately 12% of the costs were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. In accordance with ASU 2017-07, retrospectively adopted effective January 1, 2018, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis, which was immaterial for the three months ended March 31, 2018.
For the three months ended March 31, 2018 and 2017, pension and postretirement benefit costs (benefits) were as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.2	4.8	0.8	0.8
Expected return on plan assets	(6.2)	(6.5)	—	—
Amortization of:
Prior service benefit	—	—	(0.8)	(1.1)
Actuarial loss	4.3	4.4	1.0	1.1
Total amortization	4.3	4.4	0.2	—
Pension / postretirement costs	$2.3	$2.7	$1.1	$0.9

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

For the three months ended March 31, 2018, contributions to the pension plans were $1.3 million and contributions to the postretirement plan were $1.6 million.

10.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Foreign Currency Translation Loss	Total
Balance as of December 31, 2017	$(173.1)		$(0.6)	$(173.7)
Reclassifications, net	3.5	(a)	—	3.5
Foreign currency loss	—		(1.8)	(1.8)
Balance as of March 31, 2018	$(169.6)		$(2.4)	$(172.0)

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax (see Note 9 for additional details). The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense" on the Condensed Consolidated Statements of Operations in accordance with ASU 2017-07, which the Company retrospectively adopted effective January 1, 2018.

11.    Business Segment Information
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups CLEC revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures to conform to the new segmentation.

Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers and ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost. As a result of adopting these standards, certain prior period amounts reported below have been restated to conform to current period presentation.

The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Entertainment and Communications segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength and digital signal. These products are used to transport large amounts of data over private networks. Video services provide our Fioptics customers access to over 400 entertainment channels, over 140 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a Fioptics live TV streaming application. Voice represents traditional voice lines as well as Fioptics voice lines, consumer long distance, switched access and digital trunking. Other services consists of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance and information services.

The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale, installation and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions.

Certain corporate administrative expenses have been allocated to the segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Revenue
Entertainment and Communications	$174.2	$175.1
IT Services and Hardware	127.6	81.0
Intersegment	(6.1)	(6.5)
Total revenue	$295.7	$249.6
Intersegment revenue
Entertainment and Communications	$5.2	$5.4
IT Services and Hardware	0.9	1.1
Total intersegment revenue	$6.1	$6.5
Operating income (loss)
Entertainment and Communications	$28.6	$3.1
IT Services and Hardware	1.4	0.9
Corporate	(5.8)	(5.8)
Total operating income (loss)	$24.2	$(1.8)
Expenditures for long-lived assets*
Entertainment and Communications	$27.6	$46.8
IT Services and Hardware	7.9	17.5
Total expenditures for long-lived assets	$35.5	$64.3
Depreciation and amortization
Entertainment and Communications	$40.9	$39.4
IT Services and Hardware	10.2	6.4
Corporate	0.1	—
Total depreciation and amortization	$51.2	$45.8
* Includes cost of acquisitions
	March 31,	December 31,
(dollars in millions)	2018	2017
Assets
Entertainment and Communications	$1,102.5	$1,111.4
IT Services and Hardware	494.4	482.7
Corporate and eliminations	589.1	593.5
Total assets	$2,186.0	$2,187.6

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2018, and the results of operations for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results for interim periods may not be indicative of results for the full year or any other interim period.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provides integrated communications and IT solutions that keep consumer and enterprise customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. In addition, enterprise customers across the United States, Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions.
Consolidated revenue totaling $295.7 million for the three months ended March 31, 2018 increased $46.1 million compared to the prior year primarily due to acquisitions completed in 2017 that offset declines from Legacy services. The acquisition of OnX Holdings LLC ("OnX") contributed $45.3 million of revenue in the first quarter of 2018. The acquisition of SunTel Services ("SunTel"), which closed in the first quarter of 2017, contributed an increase of $3.7 million in revenue as compared to the first quarter of 2017. Fioptics revenue increased $9.3 million for the three months ended March 31, 2018 compared to the prior year's first quarter.
Operating income for the first quarter of 2018 was $24.2 million, up $26.0 million from the prior year primarily due to a decrease of $25.3 million in restructuring and severance related charges as compared to the first quarter of 2017. Restructuring and severance related charges were incurred for the three months ended March 31, 2017 in order to reduce field and network costs associated with our legacy copper network. Loss before income taxes totaled $9.5 million for the three months ended March 31, 2018, down $104.6 million compared to the prior year, primarily due to the $117.7 million gain on the sale of our investment in CyrusOne recorded in 2017. Interest expense also increased $12.8 million due to additional debt acquired to fund the acquisition of OnX and pending merger with Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom").

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups Competitive Local Exchange Carrier ("CLEC") revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures. See Note 11 to the Condensed Consolidated Financials for all required disclosures.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result of adopting these standards, certain prior period amounts reported below have been restated to conform to current period presentation. Refer to the Notes of the Condensed Consolidated Financial Statements for further explanation of these amounts.
Revenue

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Revenue
Entertainment and Communications	$169.0	$169.7	$(0.7)	0%
IT Services and Hardware	126.7	79.9	46.8	59%
Total revenue	$295.7	$249.6	$46.1	18%
Entertainment and Communications revenue remained relatively flat as Fioptics and Enterprise Fiber revenue, which includes ethernet services, nearly offset declines in Legacy revenue. IT Services and Hardware revenue increased primarily due to the acquisition of OnX that closed in the fourth quarter of 2017.
Operating Costs

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Cost of services and products
Entertainment and Communications	$76.5	$74.4	$2.1	3%
IT Services and Hardware	72.9	49.7	23.2	47%
Total cost of services and products	$149.4	$124.1	$25.3	20%
Entertainment and Communications costs are relatively flat compared to the prior year due to increased costs associated with our growing Fioptics video subscriber base, in addition to higher rates on programming being offset by lower payroll and benefits costs. Lower payroll and benefits costs are related to headcount reductions made during restructuring initiatives that were executed in 2017. IT Services and Hardware costs increased due to higher headcount as a result of the acquisition of OnX, which drove incremental revenue of $45.3 million.

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Selling, general, and administrative
Entertainment and Communications	$27.1	$31.3	$(4.2)	(13)%
IT Services and Hardware	37.7	18.8	18.9	n/m
Corporate	3.6	5.2	(1.6)	(31)%
Total selling, general and administrative	$68.4	$55.3	$13.1	24%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications Selling, General and Administrative ("SG&A") costs were down in the three months ended March 31, 2018 compared to the prior year primarily due to lower payroll costs that are a result of headcount reductions from restructuring initiatives that were executed in 2017. IT Services and Hardware SG&A costs were up primarily due to OnX and the additional headcount as well as other costs such as rent, professional fees and advertising.

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$40.9	$39.4	$1.5	4%
IT Services and Hardware	10.2	6.4	3.8	59%
Corporate	0.1	—	0.1	n/m
Total depreciation and amortization expense	$51.2	$45.8	$5.4	12%
Entertainment and Communications depreciation and amortization expense increased compared to the prior year as a result of expanding our fiber-based network. The increase in IT Services and Hardware depreciation and amortization expense is primarily related to the amortization of intangible assets acquired as part of the SunTel and OnX acquisitions as well as depreciation expense related to the property, plant and equipment obtained in these acquisitions.

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$0.3	$25.6	$(25.3)	(99)%
Transaction and integration costs	2.2	0.6	1.6	n/m
Total other operating costs	$2.5	$26.2	$(23.7)	(90)%
Restructuring and severance related charges incurred by the Entertainment and Communications segment during the first quarter of 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network. Transaction costs recorded in the Corporate segment in 2018 are due to the acquisition of OnX that closed in the fourth quarter of 2017, as well as the pending merger with Hawaiian Telcom. Transaction costs recorded on the Corporate segment in 2017 are primarily due to the acquisition of SunTel Services in the first quarter of 2017.
Non-operating Costs

	Three months ended March 31,
(dollars in millions)	2018	2017	$ Change	% Change
Non-operating costs
Interest expense	$30.8	$18.0	$12.8	71%
Other components of pension and postretirement benefit plans expense	3.3	3.2	0.1	3%
Gain on sale of Investment in CyrusOne	—	(117.7)	117.7	n/m
Other income, net	(0.4)	(0.4)	—	0%
Income tax (benefit) expense	(1.2)	34.5	(35.7)	n/m
Interest expense increased for the three months ended March 31, 2018 compared to the same period in the prior year due to the Company entering into the $600.0 million Tranche B Term Loan 2024 as well as issuing $350.0 million 8% Senior Notes in the fourth quarter of 2017. The Company repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its old Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million CyrusOne common shares in the first quarter of 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Income tax expense decreased year over year primarily due to lower income before tax and the tax reform impact of a lower federal statutory rate. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 140 years. Voice and data services beyond its ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT.

Fioptics products are delivered to both consumer and enterprise customers and include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 70% of Greater Cincinnati.
Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the access method of choice due to its ability to support multiple applications on a single physical connection.
Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change	% Change
Revenue:
Data	$84.9	$84.4	$0.5	1%
Video	39.2	35.9	3.3	9%
Voice	47.0	51.7	(4.7)	(9)%
Other	3.1	3.1	—	0%
Total revenue	174.2	175.1	(0.9)	(1)%
Operating costs and expenses:
Cost of services and products	77.6	75.7	1.9	3%
Selling, general and administrative	27.1	31.3	(4.2)	(13)%
Depreciation and amortization	40.9	39.4	1.5	4%
Restructuring and severance charges	—	25.6	(25.6)	(100)%
Total operating costs and expenses	145.6	172.0	(26.4)	(15)%
Operating income	$28.6	$3.1	$25.5	n/m
Operating margin	16.4%	1.8%		14.6 pts
Capital expenditures	$27.6	$46.8	$(19.2)	(41)%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended March 31,
Metrics information (in thousands):	2018	2017	Change	% Change
Fioptics
Data
Internet FTTP	187.8	160.3	27.5	17%
Internet FTTN	45.0	47.0	(2.0)	(4)%
Total Fioptics Internet	232.8	207.3	25.5	12%
Video
Video FTTP	118.1	111.1	7.0	6%
Video FTTN	28.2	30.0	(1.8)	(6)%
Total Fioptics Video	146.3	141.1	5.2	4%
Voice
Consumer Voice Lines	89.3	85.5	3.8	4%
Enterprise Voice Lines	17.6	14.1	3.5	25%
Total Fioptics Voice Lines	106.9	99.6	7.3	7%
Fioptics Units Passed
Units passed FTTP	440.5	403.7	36.8	9%
Units passed FTTN	140.3	141.5	(1.2)	(1)%
Total Fioptics units passed	580.8	545.2	35.6	7%

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,046	3,521	525	15%

Legacy
Data
DSL	78.1	100.1	(22.0)	(22)%
Voice
Consumer Voice Lines	90.4	111.1	(20.7)	(19)%
Enterprise Voice Lines	161.0	183.9	(22.9)	(12)%
Total Legacy Voice Lines	251.4	295.0	(43.6)	(15)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Revenue

	Three months ended March 31,
(dollars in millions)	2018	2017
Revenue:
Fioptics
Data	$34.4	$29.6
Video	39.2	35.9
Voice	9.1	7.9
Other	0.3	0.3
	83.0	73.7
Enterprise Fiber
Data	20.8	19.7
Legacy
Data	29.7	35.1
Voice	37.9	43.8
Other	2.8	2.8
	70.4	81.7
Total Entertainment and Communications revenue	$174.2	$175.1

Fioptics
Fioptics revenue has increased by $9.3 million for the three months ended March 31, 2018 compared to the same period a year ago due to increases in the subscriber base of voice, video and internet of 7%, 4% and 12%, respectively. Aggressive retention efforts for both voice and internet have contributed to the growing subscriber base. The churn rates for Fioptics internet and voice were 1.45% and 1.21%, respectively, in the first quarter of 2018 compared to 1.75% and 1.77% in the first quarter of 2017. An increase in rate has also contributed to increased revenue as Average Revenue Per User ("ARPU") has increased for voice, video and internet by 6%, 4% and 3%, respectively. ARPU increases are related to price increases for voice, video and internet as well as the change in the mix of subscribers for video.
Enterprise Fiber
Enterprise Fiber revenue has increased slightly year over year. Increases in revenue related to enterprise customers migrating from legacy product offerings to higher bandwidth fiber solutions is offset with declines by carrier customers as they continue to groom their networks.
Legacy
Legacy revenue has decreased $11.3 million for the three months ended March 31, 2018 compared to the same period a year ago due to declines in both voice lines and DSL subscribers. Voice lines have declined by 15% as the traditional voice lines become less relevant. DSL subscribers have decreased by 22% as subscribers migrate to higher speeds as evidenced by the 12% growth in our Fioptics internet subscribers. The Company’s total internet subscribers have increased by 1% as of March 31, 2018 compared to the comparable period in the prior year. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline as customers migrate away from these solutions to fiber-based solutions. Switched access also continues to decline in part due to the Federal Communications Commission mandated reductions in rates for terminating switched access.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Operating costs and expenses
Cost of services and products has increased primarily due to higher programming costs of $4.2 million in the three months ended March 31, 2018 as compared to the same period in the prior year. These increases are the result of the growing number of Fioptics video subscribers combined with higher programming rates. Payroll related costs were down compared to the prior year by $2.9 million due to reduced headcount as a result of the restructuring that took place in the first quarter of 2017.
SG&A expenses decreased by $4.2 million in the three months ended March 31, 2018 compared to the prior year primarily due to decreased payroll related costs as a result of the restructuring that took place in the first quarter of 2017.
Depreciation and amortization expenses for the three months ended March 31, 2018 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in the first quarter of 2017 are related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.
Capital Expenditures

	Three Months Ended March 31,
(dollars in millions)	2018	2017
Fioptics capital expenditures
Construction	$6.1	$15.2
Installation	7.5	15.3
Other	3.6	5.2
Total Fioptics	17.2	35.7

Enterprise Fiber	4.5	3.9
Other	5.9	7.2
Total capital expenditures	$27.6	$46.8
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the first quarter of 2018, we passed an additional 8,600 FTTP addresses. As of March 31, 2018, the Company is able to provide its Fioptics services to 580,800 consumer and enterprise addresses, or 72% of our operating territory. Construction capital expenditures decreased $9.1 million in the first quarter of 2018 compared to the comparable period in 2017 primarily due to passing 3,300 fewer addresses with Fioptics. Installation capital expenditures decreased $7.8 million in the first quarter of 2018 compared to the comparable period in 2017 due to fewer activations in 2018 as a result of the reduced build out.
Enterprise Fiber capital expenditures are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services.
IT Services and Hardware
The IT Services and Hardware segment provides end-to-end solutions from consulting, to implementation, to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and strategic services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business, as well as building and designing a solution using either the customer's existing infrastructure or new cloud based options that transform the way the customer does business.

Form 10-Q Part I	Cincinnati Bell Inc.

Communications solutions help to transform the way our customers do business by connecting employees, customers, and business partners. By upgrading legacy technologies through customized build projects and reducing customer costs, the Company helps to transform the customer’s business. These services include Unified Communications as a Service ("UCaaS"), Software-Defined WAN ("SD-WAN"), Network as a Service ("NaaS"), Contact Center and Collaboration.

Using our experience and expertise, Infrastructure Solutions are tailored to our customers’ organizational goals. We offer a complete portfolio of services that provide customers with efficient and optimized IT solutions that are agile and responsive to their business and are integrated, simplified and manageable. Through consulting with customers, the Company will build a solution using standard manufacturer equipment to meet our customers’ specific requirements. Prior to the adoption of Accounting Standards Codification Topic ("ASC") 606, the Company recorded hardware revenue on a gross basis. Effective January 1, 2018 with the adoption of ASC 606, the Company now considers ourselves an agent in the sale of hardware and records hardware revenue on a net basis. Prior periods have been restated for comparability.

Consulting services help customers assess their business and technology needs and provide the talent needed to ensure success. The Company is the premier provider of IT staffing, consulting, and emerging technology solutions.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Three Months Ended March 31,
(dollars in millions)	2018	2017	Change	% Change
Revenue:
Consulting	$38.1	$16.7	$21.4	n/m
Cloud	22.6	20.9	1.7	8%
Communications	40.6	36.5	4.1	11%
Infrastructure Solutions	26.3	6.9	19.4	n/m
Total revenue	127.6	81.0	46.6	58%
Operating costs and expenses:
Cost of services and products	77.7	54.7	23.0	42%
Selling, general and administrative	38.0	19.0	19.0	n/m
Depreciation and amortization	10.2	6.4	3.8	59%
Restructuring and severance related charges	0.3	—	0.3	n/m
Total operating costs and expenses	126.2	80.1	46.1	58%
Operating income	$1.4	$0.9	$0.5	56%
Operating margin	1.1%	1.1%		0.0 pts
Capital expenditures	$5.1	$8.3	$(3.2)	(39)%
Metrics are as of March 31, 2018

Metrics information:	Consulting	Communications	Communications	Communications
	Billable Heads	NaaS Locations	SD - WAN Locations	Hosted UCaaS Profiles
	888	564	117	178,457
Revenue
IT Services and Hardware segment revenue increased $46.6 million for the three months ended March 31, 2018 as compared to the comparable period in 2017. Consulting and Infrastructure Solutions are the primary contributors to this revenue increase as the acquisition of OnX contributed $24.0 million in Consulting revenue and $14.7 million in Infrastructure Solutions revenue for the three months ended March 31, 2018.
Operating Costs and Expenses
Costs of services and products is predominantly impacted by fluctuations in the headcount and contractors required to deliver the services within Consulting, Cloud and Communications. The increase of $23.0 million in Costs of services and products for the three months ended March 31, 2018 as compared to the prior year is related to the acquisition of OnX, and consists primarily of payroll and contract services costs.
SG&A increased $19.0 million for the three months ended March 31, 2018 as compared to the prior year. The acquisition of OnX contributed an increase of $20.3 million. The increase from OnX was offset by a decrease of $1.3 million due to the restructuring that took place in 2017.
Capital Expenditures
Capital expenditures are dependent on the timing of success-based projects. The decrease in capital expenditures of $3.2 million is due to fewer of these types of projects in 2018 as compared to 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2018, the Company had $1,745.1 million of outstanding indebtedness and an accumulated deficit of $2,647.9 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $58.5 million and $53.9 million of cash flows from operations during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $324.9 million of short-term liquidity, comprised of $32.4 million of cash and cash equivalents, $200.0 million of undrawn capacity on our Corporate Credit Agreement and $92.5 million available under the Receivables Facility. The Company expects to use a portion of this liquidity to fund part of the cash consideration for the Hawaiian Telcom merger.

The Receivables Facility permits maximum borrowings of up to $120.0 million and is subject to annual renewal. As of March 31, 2018, the Company had no borrowings and $6.7 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $99.2 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2018 totaled $58.5 million, an increase of $4.6 million compared to the same period in 2017. The increase is due primarily to the contribution from OnX partially offset by higher interest payments of $8.4 million.

Cash flows used by investing activities during the three months ended March 31, 2018 totaled $35.6 million, compared to $76.9 million of cash flows provided by investing activities in the prior year. The decrease in cash flows provided by investing activities was largely driven by the $140.7 million of cash proceeds received in the first quarter of 2017 from the sale of the Company's investment in CyrusOne. The decline in cash flows associated with CyrusOne were partially offset with a decrease in capital expenditures of $22.4 million due to declines in construction and installation capital for Fioptics.

Cash flows used by financing activities during the three months ended March 31, 2018 totaled $8.0 million as compared to $95.8 million of cash flows used in the prior year. In the first quarter of 2017, we repaid $89.5 million on the Receivables Facility as compared to no borrowings or payments in 2018.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of March 31, 2018.

Accounts Receivable Securitization Facility

In the second quarter of 2018, the Company plans to renew its Receivables Facility. The renewed agreement will replace, amend and add certain provisions and definitions to increase the credit availability, include an option to factor certain receivables, and add Cincinnati Bell Funding Canada ("CBFC") as a legal entity for the sale of receivables originating from certain Canadian subsidiaries in addition to the existing CBF legal entity that certain U.S. subsidiaries, or originators, sell their respective trade receivables. Although CBFC will be a wholly-owned consolidated subsidiary of the Company, CBFC will be legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of any accounts receivable to CBFC, such accounts receivable will legally be assets of CBFC and, as such, will not be available to creditors of other subsidiaries or the parent company.

Form 10-Q Part I	Cincinnati Bell Inc.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of March 31, 2018, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2017 for a complete description of regulatory matters.

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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete description of future operating trends for our business.
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
Revenue Recognition — Effective January 1, 2018, the Company adheres to revenue recognition principles described in Financial Accounting Standards Board (“FASB”) ASC 606, “Revenue Recognition.” Under ASC 606, revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
For the sale of hardware within the Infrastructure Solutions category, we evaluate whether we are the principal and report revenues on a gross basis, or an agent and report revenues on a net basis. In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer as well as other indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price. Based on these criteria, the Company acts as an agent and, as such, will record revenue associated with the sale of hardware net of the related cost of products.
Please see Note 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies.

The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of revenue, there have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards and the impact to the Condensed Consolidated Financial Statements as a result of adopting ASU 2014-09 and ASU 2017-07 effective January 1, 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the Company's market risks.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2018 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2018 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending March 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2018, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2018.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report October 4, 2016, File No. 1-8519).
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(10.1)+	Cincinnati Bell Inc. Form of Restricted Stock Unit Award (2017 Long-Term Incentive Plan).
(10.2)+	Cincinnati Bell Inc. Form of 2018-2020 Share-Based Performance Unit Award Agreement (2017 Long-Term Incentive Plan).
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cincinnati Bell Inc.

Date:	May 9, 2018	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	May 9, 2018	/s/ Shannon M. Mullen
Shannon M. Mullen
Chief Accounting Officer