Form 10-Q
period 2018-06-30
CINCINNATI BELL INC
filed 2018-08-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐ No  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS

At July 31, 2018, there were 50,157,168 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$296.8	$259.4	$592.5	$509.0

Costs and expenses
Cost of services and products, excluding items below	152.3	128.9	301.7	253.0
Selling, general and administrative, excluding items below	66.1	53.8	134.5	109.1
Depreciation and amortization	50.9	47.0	102.1	92.8
Restructuring and severance related charges	4.6	3.6	4.9	29.2
Transaction and integration costs	2.7	1.7	4.9	2.3
Total operating costs and expenses	276.6	235.0	548.1	486.4
Operating income	20.2	24.4	44.4	22.6
Interest expense	31.8	18.1	62.6	36.1
Loss on extinguishment of debt	1.3	—	1.3	—
Other components of pension and postretirement benefit plans expense	3.2	3.2	6.5	6.4
Gain on sale of Investment in CyrusOne	—	—	—	(117.7)
Other income, net	(0.8)	(0.6)	(1.2)	(1.0)
(Loss) income before income taxes	(15.3)	3.7	(24.8)	98.8
Income tax (benefit) expense	(1.5)	1.4	(2.7)	35.9
Net (loss) income	(13.8)	2.3	(22.1)	62.9
Preferred stock dividends	2.6	2.6	5.2	5.2
Net (loss) income applicable to common shareowners	$(16.4)	$(0.3)	$(27.3)	$57.7

Basic net (loss) earnings per common share	$(0.39)	$(0.01)	$(0.64)	$1.37
Diluted net (loss) earnings per common share	$(0.39)	$(0.01)	$(0.64)	$1.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(13.8)	$2.3	$(22.1)	$62.9
Other comprehensive (loss) income, net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	—	—	8.3
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	—	—	(76.4)
Foreign currency translation loss	(2.5)	—	(4.3)	—
Unrealized loss on cash flow hedge arising during the period, net of tax of ($0.4), ($0.4)	(1.5)	—	(1.5)	—
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.4), ($0.4), ($0.8)	(0.6)	(0.7)	(1.2)	(1.4)
Amortization of net actuarial loss included in net income, net of tax of $1.2, $2.0, $2.4, $4.0	4.1	3.6	8.2	7.1
Total other comprehensive (loss) income	(0.5)	2.9	1.2	(62.4)
Total comprehensive (loss) income	$(14.3)	$5.2	$(20.9)	$0.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$30.3	$17.8
Restricted Cash	366.5	378.7
Receivables, less allowances of $8.7 and $10.4	241.3	239.8
Inventory, materials and supplies	31.9	44.3
Prepaid expenses	22.0	22.2
Other current assets	7.3	7.6
Total current assets	699.3	710.4
Property, plant and equipment, net	1,125.8	1,129.0
Goodwill	149.4	151.0
Intangible assets, net	124.7	132.3
Deferred income tax assets	14.2	12.2
Other noncurrent assets	52.7	52.7
Total assets	$2,166.1	$2,187.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$16.8	$18.4
Accounts payable	205.1	185.6
Unearned revenue and customer deposits	40.3	36.3
Accrued taxes	17.5	21.2
Accrued interest	26.7	29.9
Accrued payroll and benefits	30.6	28.7
Other current liabilities	31.2	37.2
Total current liabilities	368.2	357.3
Long-term debt, less current portion	1,727.3	1,729.3
Pension and postretirement benefit obligations	168.6	177.5
Deferred income tax liabilities	11.4	11.2
Other noncurrent liabilities	34.0	30.2
Total liabilities	2,309.5	2,305.5
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2018 and December 31, 2017; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 42,440,157 and 42,197,965 shares issued and outstanding at June 30, 2018 and December 31, 2017	0.4	0.4
Additional paid-in capital	2,561.0	2,565.6
Accumulated deficit	(2,661.7)	(2,639.6)
Accumulated other comprehensive loss	(172.5)	(173.7)
Total shareowners’ deficit	(143.4)	(117.9)
Total liabilities and shareowners’ deficit	$2,166.1	$2,187.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(22.1)	$62.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102.1	92.8
Loss on extinguishment of debt	1.3	—
Gain on sale of Investment in CyrusOne	—	(117.7)
Provision for loss on receivables	2.6	3.5
Noncash portion of interest expense	2.1	1.1
Deferred income taxes	(3.8)	35.4
Pension and other postretirement payments less than expense	0.3	1.5
Stock-based compensation	2.6	3.9
Other, net	(1.4)	(3.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(2.8)	25.4
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	10.6	(5.9)
Increase in accounts payable	3.0	9.9
(Decrease) increase in accrued and other current liabilities	(6.3)	9.0
Decrease in other noncurrent assets	1.8	0.3
(Decrease) increase in other noncurrent liabilities	(0.1)	3.8
Net cash provided by operating activities	89.9	122.9
Cash flows from investing activities
Capital expenditures	(71.0)	(105.2)
Proceeds from sale of Investment in CyrusOne	—	140.7
Acquisitions of businesses	(2.8)	(9.6)
Other, net	—	0.4
Net cash (used in) provided by investing activities	(73.8)	26.3
Cash flows from financing activities
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	—	(89.5)
Repayment of debt	(5.9)	(4.2)
Debt issuance costs	(2.5)	(0.7)
Dividends paid on preferred stock	(5.2)	(5.2)
Other, net	(2.0)	(1.1)
Net cash used in financing activities	(15.6)	(100.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	—
Net increase in cash, cash equivalents and restricted cash	0.3	48.5
Cash, cash equivalents and restricted cash at beginning of period	396.5	9.7
Cash, cash equivalents and restricted cash at end of period	$396.8	$58.2

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$6.1	$6.9
Acquisition of property on account	$28.3	$24.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provide diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in the Greater Cincinnati and Dayton, Ohio areas. An economic downturn or natural disaster occurring in this, or a portion of this, limited operating territory could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.
The Company has receivables with General Electric Company that make up 10% of the outstanding accounts receivable balance as of June 30, 2018 and December 31, 2017. The Company also has receivables with Verizon Communications Inc. that make up 12% of the outstanding accounts receivable balance as of June 30, 2018. Revenue derived from foreign operations is approximately 6% of consolidated revenue for the three and six months ended June 30, 2018.
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

On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. With the exception of consumer long distance revenue, this strategy groups Competitive Local Exchange Carrier ("CLEC") revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures. See Note 11 for further disclosures.

The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or any other interim period.
Business Combinations — In accounting for business combinations, we apply the accounting requirements of ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing estimates of fair value of acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. See Note 4 for disclosures related to mergers and acquisitions.

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
Investment in CyrusOne — In the first quarter of 2017, the Company sold its remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million. As of March 31, 2017, we no longer had an investment in CyrusOne Inc.
Income and Operating Taxes
Income taxes — The Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income as well as the tax effects associated with discrete items.
During 2017, the Company re-classed $14.9 million of Alternative Minimum Tax ("AMT") refundable tax credits from "Deferred income taxes, net" to "Receivables" as these credits were expected to be utilized during 2018. Acceleration of the AMT refundable tax credits was the result of the Company's decision to make an election on its 2017 federal income tax return to claim the credits in lieu of claiming bonus depreciation. The Company received the $14.9 million of payments during the second quarter of 2018. In addition, new tax legislation enacted in 2017 repealed AMT for corporate tax payers.  The balance of any remaining AMT credits will be refunded over the next 5 years beginning with the return filed in 2019. In the first quarter of 2018, the Company re-classed $0.7 million from "Deferred income taxes, net" to "Receivables" as it expects to receive this portion of the remaining AMT credits in 2019.
The Company filed our 2017 federal income tax return during the quarter ended June 30, 2018 and confirms that the accounting for the income tax effects of the Tax Cuts and Jobs Act signed into law on December 22, 2017 is now complete.
Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, with the adoption of ASC 606, revenue associated with these charges is excluded from the transaction price.  This approach is consistent with how these taxes were previously recorded under ASC Topic 605.
Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Condensed Consolidated Statements of Operations or "Accumulated Other Comprehensive Income (Loss)". The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of "Accumulated Other Comprehensive Income (Loss)" in stockholder's equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that do not qualify as hedges are adjusted to fair value through earnings in the current period.

Recently Issued Accounting Standards
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which improves financial reporting for non-employee share-based payments by making the guidance consistent with the accounting for employee share-based compensation. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods with those fiscal years. Early adoption is permitted. The Company early adopted the guidance effective June 30, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance effective December 31, 2017, resulting in a reclassification adjustment of $32.2 million to "Accumulated deficit" from "Other comprehensive loss" on the Condensed Consolidated Balance Sheets. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the hedge accounting model to facilitate financial reporting that more closely reflects a company’s risk management activities. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the update. The Company early adopted the guidance effective April 1, 2018.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company retrospectively adopted the standard effective January 1, 2018. The Company re-classed $1.6 million of other components of net benefit cost from both "Cost of services and products" and "Selling, general and administrative," to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2017. The Company re-classed $3.3 million and $3.1 million of other components of net benefit cost from "Cost of services and products" and "Selling, general and administrative," respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2017.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet, as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. As issued, the standard requires lessors and lessees to use a modified retrospective transition method for existing leases. ASU 2016-02 was amended in January 2018 by the provisions of ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” and in July 2018 by the provisions of ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Targeted Improvements.” We plan to adopt ASU 2016-02, as amended, effective January 1, 2019.
As of the second quarter of 2018 the Company has substantially completed procedures to identify the existing lease population to which the new standard is applicable. The Company is also in the process of implementing changes to accounting policies, processes, systems, and internal controls. The Company procured a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. The new standard will result in increases to the assets and liabilities on the Company’s consolidated balance sheets. The Company is currently evaluating the full impact of adopting the new standard.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The Company adopted the new standard and all subsequent amendments as of January 1, 2018. The Company utilized the full retrospective method; therefore, each prior reporting period presented was adjusted beginning with the issuance of the Company’s 2018 interim financial statements.
The most significant impact of adopting the new standard is the change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record hardware sales net of the related cost of products. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. As a result of adopting ASU 2014-09, revenue and cost of products for the three and six months ended June 30, 2017, decreased by $34.6 million and $63.2 million, respectively. Changes in accounting policies related to variable consideration or rebates did not have a material effect on the Company's financial statements. Fulfillment and acquisition costs that are now recorded as an asset and amortized on a monthly basis decreased expense for the three and six months ended June 30, 2017 by $0.3 million and $0.6 million, respectively, and increased basic earnings per share for the six months ended June 30, 2017 by $0.01. Adoption of ASU 2014-09 did not result in a change to basic earnings per share for three months ended June 30, 2017. An incremental asset related to fulfillment and acquisition costs of $32.3 million was recorded on the balance sheet as of December 31, 2017, with an offsetting reduction in "Accumulated deficit." As a result of the entry, total contract asset related to fulfillment and acquisition costs was $32.4 million as of December 31, 2017. The impact of these adjustments resulted in a decrease of $7.1 million to "Deferred income tax assets" as of December 31, 2017, with the offset to "Accumulated deficit." See Note 3 for additional disclosures as a result of adopting ASC Topic 606.
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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(13.8)	$2.3	$(22.1)	$62.9
Preferred stock dividends	2.6	2.6	5.2	5.2
Net (loss) income applicable to common shareowners - basic and diluted	$(16.4)	$(0.3)	$(27.3)	$57.7
Denominator:
Weighted average common shares outstanding - basic	42.4	42.2	42.4	42.1
Stock-based compensation arrangements	—	—	—	0.2
Weighted average common shares outstanding - diluted	42.4	42.2	42.4	42.3
Basic net (loss) earnings per common share	$(0.39)	$(0.01)	$(0.64)	$1.37
Diluted net (loss) earnings per common share	$(0.39)	$(0.01)	$(0.64)	$1.36

For the three and six months ended June 30, 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three months ended June 30, 2017, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the six months ended June 30, 2017, awards under the Company's stock-based compensation plans for common shares of 0.3 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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
Method of Adoption
The Company adopted ASC Topic 606 on January 1, 2018, using the full retrospective method. The comparative periods for 2018 and 2017 are reported in accordance with ASC Topic 606. The adoption of ASC Topic 606 primarily affected product revenue and cost of products on our Consolidated Financial Statements. Based on the Company’s assessment of ASC Topic 606 as it relates to the sale of hardware within the Infrastructure Solutions category, the Company considers itself an agent (net) versus as a principal (gross). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record revenue associated with the sale of hardware net of the related cost of products. This conclusion is based on the Company not obtaining control of the inventory since in most cases the Company does not take possession of the inventory, does not have the ability to direct the product to anyone besides the purchasing customer, and does not integrate the hardware with any of our own goods or services. In situations where the Company does take possession, the Company assesses if we act as the principal or the agent. While the Company does perform installation services in certain cases, those services involve installing the hardware into the customer’s existing technology. Installation is considered a separate performance obligation as it is capable of being distinct, and is distinct, within the context of the contract. The reduction to "Revenue" and "Cost of services and products" related to recording these contracts on a net basis is $34.6 million and $63.2 million for the three and six months ended June 30, 2017, respectively.

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

Form 10-Q Part I	Cincinnati Bell Inc.

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

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such Data, Voice and Video are identified to be a series of distinct services. Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Fioptics, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, SONET (Synchronous Optical Network), dedicated internet access, wavelength and digital signal. Voice services include traditional and Fioptics voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to consumer and enterprise customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use Cincinnati Bell set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.
Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, wire time and materials projects, and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.
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

Form 10-Q Part I	Cincinnati Bell Inc.

For the sale of hardware, the Company evaluated whether it is the principal or the agent. The Company has concluded it acts as an agent because it does not control the inventory before it is transferred to customers, it does not have the ability to direct the product to anyone besides the purchasing customer, and it does not integrate the hardware with any of its own goods or services. Based on this assessment, the performance obligation is to arrange a sale of hardware between the manufacturer and the customer. In the instance where there is an issue with the hardware, the Company coordinates with the manufacturer to facilitate a return in accordance with the standard manufacturer warranty. Hardware returns are not significant to the Company.

Stand-alone selling prices for the four performance obligations within the IT Services and Hardware segment were determined based on a margin percentage range, minimum margin percentage or standard price list.

Revenue recognized at a point in time includes revenue recognized net of the cost of product for hardware sales within Infrastructure Solutions as well as for certain projects within Communications and Consulting. Revenue generated from these contracts is recognized when the hardware is shipped to the customer, in the case of Infrastructure Solutions when we act as the agent, or when the customer communicates acceptance of services performed, in the case of Communications and Consulting. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore, has not evaluated whether shipping and handling activities are promised services to its customers.
Contract Balances
The Company recognizes an asset for incremental fulfillment costs that include installation costs associated with Voice, Video, and Data product offerings in the Entertainment and Communications segment for which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We recognize an asset for incremental fulfillment costs that include installation and provisioning costs for certain Communications services in the IT Services and Hardware segment. The asset recognized for Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”
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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2017	$17.5	$2.0	$19.5	$11.6	$1.3	$12.9	$29.1	$3.3	$32.4
Additions	3.1	0.4	3.5	1.6	0.4	2.0	4.7	0.8	5.5
Amortization	(3.3)	(0.3)	(3.6)	(1.7)	(0.2)	(1.9)	(5.0)	(0.5)	(5.5)
Balance as of March 31, 2018	17.3	2.1	19.4	11.5	1.5	13.0	28.8	3.6	32.4
Additions	3.0	0.4	3.4	1.8	0.3	2.1	4.8	0.7	5.5
Amortization	(3.3)	(0.3)	(3.6)	(1.6)	(0.2)	(1.8)	(4.9)	(0.5)	(5.4)
Balance as of June 30, 2018	$17.0	$2.2	$19.2	$11.7	1.6	$13.3	$28.7	$3.8	$32.5

Form 10-Q Part I	Cincinnati Bell Inc.

Disaggregated Revenue
The following table presents revenues disaggregated by product and service lines.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Data	$84.4	$90.1	$169.3	$174.5
Video	39.7	36.9	78.9	72.8
Voice	46.0	50.5	93.0	102.2
Other	3.8	3.5	6.9	6.6
Total Entertainment and Communications	173.9	181.0	348.1	356.1
Consulting	39.8	16.5	77.9	33.2
Cloud	23.0	19.2	45.6	40.1
Communications	41.5	40.3	82.1	76.8
Infrastructure Solutions	24.0	8.8	50.3	15.7
Total IT Services and Hardware	128.3	84.8	255.9	165.8
Intersegment revenue	(5.4)	(6.4)	(11.5)	(12.9)
Total revenue	$296.8	$259.4	$592.5	$509.0
The following table presents revenues disaggregated by contract type.

	Three Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Products and Services transferred at a point in time	$5.6	$5.1	$32.1	$13.6	$—	$—	$37.7	$18.7
Products and Services transferred over time	163.6	170.6	95.5	70.1	—	—	259.1	240.7
Intersegment revenue	4.7	5.3	0.7	1.1	(5.4)	(6.4)	—	—
Total revenue	$173.9	$181.0	$128.3	$84.8	$(5.4)	$(6.4)	$296.8	$259.4

	Six Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Products and Services transferred at a point in time	$10.4	$10.2	$67.4	$24.3	$—	$—	$77.8	$34.5
Products and Services transferred over time	327.8	335.2	186.9	139.3	—	—	514.7	474.5
Intersegment revenue	9.9	10.7	1.6	2.2	(11.5)	(12.9)	—	—
Total revenue	$348.1	$356.1	$255.9	$165.8	$(11.5)	$(12.9)	$592.5	$509.0

Form 10-Q Part I	Cincinnati Bell Inc.

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
The cash portion of the purchase price was funded through borrowings under the Credit Agreement (see Note 6). The cash consideration includes $77.6 million related to existing debt that was repaid in conjunction with the close of the acquisition. In addition, a working capital adjustment of $2.8 million was paid in the first quarter of 2018. The Company spent $8.6 million in acquisition expenses related to the OnX acquisition, of which no expense was recorded in three months ended June 30, 2018 and $0.5 million was recorded in the six months ended June 30, 2018. No expenses were recorded in the prior year comparable periods related to the OnX acquisition. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.
Purchase Price Allocation and Other Items
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

During the first quarter of 2018, the Company recorded a purchase price allocation adjustment of $0.2 million to "Goodwill" related to the payment of the working capital adjustment. Also in the first quarter of 2018, the Company recorded purchase price allocation adjustments of $0.1 million to "Deferred income tax liabilities" and $0.4 million to "Other noncurrent liabilities" related to the finalization of certain tax aspects of the acquisition. The offset of these adjustments were recorded as an increase to "Goodwill."
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
Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the three and six months ended June 30, 2017 as if OnX had been acquired as of the beginning of fiscal year 2016. Revenue has been retrospectively adjusted for the adoption of ASC 606 to reflect hardware revenue in the Infrastructure Solutions category net of related cost of products. These results include adjustments related to the financing of the acquisition, to increase depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, to increase interest expense for the additional debt incurred to complete the acquisition, and to reflect the related income tax effect and change in tax status. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(dollars in millions, except per share amounts)	2017	2017
Revenue	$313.1	$611.6
Net (loss) income applicable to common shareholders	(5.5)	48.6
Earnings per share:
Basic and diluted earnings (loss) per common share	(0.13)	1.15
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

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware	Entertainment and Communications	Total Company
(dollars in millions)
Goodwill, balance as of December 31, 2017	$148.8	$2.2	$151.0
Activity during the year
Adjustments to prior year acquisitions	0.7	—	0.7
Currency translations	(2.3)	—	(2.3)
Goodwill, balance as of June 30, 2018	$147.2	$2.2	$149.4
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

No impairment losses were recognized in goodwill for the three and six months ended June 30, 2018 and 2017.
Intangible Assets
The Company’s intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$114.3	$(12.6)	$101.7	$116.0	$(8.9)	$107.1
Trade names	15.0	(1.1)	13.9	15.9	(0.4)	15.5
Technology	9.8	(0.7)	9.1	9.9	(0.2)	9.7
Total	$139.1	$(14.4)	$124.7	$141.8	$(9.5)	$132.3
(a) Change in gross carrying amounts is due to foreign currency translation.

Amortization expense for intangible assets subject to amortization was $2.3 million and $4.9 million for the three and six months ended June 30, 2018, respectively. Amortization expense for the three and six months ended June 30, 2017 was insignificant. No impairment losses were recognized for the three and six months ended June 30, 2018 and 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2018	2017
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$4.5	$6.0
Capital lease obligations and other debt	12.3	12.4
Current portion of long-term debt	16.8	18.4
Long-term debt, less current portion:
Credit Agreement - Tranche B Term Loan due 2024	595.5	594.0
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	65.6	70.5
	1,746.3	1,749.7
Net unamortized premium	1.8	1.9
Unamortized note issuance costs	(20.8)	(22.3)
Long-term debt, less current portion	1,727.3	1,729.3
Total debt	$1,744.1	$1,747.7

Credit Agreement

There were no outstanding borrowings on the Credit Agreement's revolving credit facility, leaving $200.0 million available for borrowings as of June 30, 2018. This revolving credit facility expires in October 2022.

In April 2018, the Company amended its Credit Agreement dated as of October 2, 2017 to reduce the applicable margin on the Tranche B Term Loan due 2024 and revolving credit facility with respect to LIBOR borrowings from the previous 3.75% per annum to 3.25% per annum and, with respect to adjusted base rate borrowings, from the previous 2.75% per annum to 2.25% per annum. The letter of credit fees were reduced from the previous 3.75% per annum to 3.25% per annum. As a result of amending the Credit Agreement, a loss on extinguishment of debt is recorded in the second quarter of $1.3 million.

Accounts Receivable Securitization Facility

As of June 30, 2018, the Company had no borrowings and $6.7 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $154.2 million remaining availability on the total borrowing capacity of $160.9 million. In the second quarter of 2018, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2019. The amended Receivables Facility extends the termination date to May 2021 and includes an option to sell certain receivables on a non-recourse basis. As of June 30, 2018, the Company has not exercised its option to sell such accounts receivable. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Corporate Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $250.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"). Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company.

Form 10-Q Part I	Cincinnati Bell Inc.

Other Financing Arrangements

The IT Services and Hardware segment entered into a lease in June 2018 for a building to use in its data center operations. Structural improvements were made to these leased facilities in excess of normal tenant improvements and, as such, we are deemed the accounting owner of these facilities. As of June 30, 2018, the liability related to these financing arrangements was $5.2 million, which was recognized within "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

7.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2017	$14.4	$0.1	$14.5
Charges	0.3	—	0.3
Utilizations	(7.3)	—	(7.3)
Balance as of March 31, 2018	7.4	0.1	7.5
Charges	3.8	0.8	4.6
Utilizations	(0.9)	—	(0.9)
Balance as of June 30, 2018	$10.3	$0.9	$11.2

Headcount related restructuring and severance charges of $3.8 million recorded in the second quarter of 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized. During the three and six months ended June 30, 2018, the Company made severance payments related to employee separations associated with initiatives to reduce costs within our legacy copper network and headcount reductions in our IT Services and Hardware segment.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2020.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2017	$12.3	$2.2	$—	$14.5
Charges	—	0.3	—	0.3
Utilizations	(5.7)	(1.6)	—	(7.3)
Balance as of March 31, 2018	6.6	0.9	—	7.5
Charges	—	4.6	—	4.6
Utilizations	(0.3)	(0.6)	—	(0.9)
Balance as of June 30, 2018	$6.3	$4.9	$—	$11.2
At June 30, 2018 and December 31, 2017, $8.8 million and $12.0 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At June 30, 2018 and December 31, 2017, $2.4 million and $2.5 million, respectively, were included in "Other noncurrent liabilities."

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Financial Instruments and Fair Value Measurements
Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, the Company uses a three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Interest Rate Swaps
The Company uses interest rate swap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between parties. The Company has one forward starting non-amortizing interest rate swap with a total notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 and expires in June 2023. The interest rate swap results in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement (see Note 6). During the next twelve months, the Company estimates that $1.6 million will be reclassified as an increase to interest expense.

The Company has agreements with its derivative financial instrument counter-parties that contain provisions where if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financial instrument obligations. The Company minimizes this risk by evaluating the creditworthiness of our counter-parties, which are limited to major banks and financial institutions.

Upon inception, the interest rate swaps were designated as a cash flow hedge under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive income (loss). As of June 30, 2018, the fair value of the interest rate swap was $1.9 million and is recorded in "Other current liabilities" on the Condensed Consolidated Balance Sheet. The fair value of the interest rate swap is categorized as Level 2 in the fair value hierarchy as it is based on well recognized financial principles and available market data.

	June 30, 2018
(dollars in millions)	June 30, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	$1.9	$—	$1.9	$—

Form 10-Q Part I	Cincinnati Bell Inc.

Disclosure on Financial Instruments
The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2018 and December 31, 2017, except for the Company's long-term debt, certain other financing arrangements and interest rate swap. The carrying and fair values of these items are as follows:

	June 30, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,687.0	$1,607.7	$1,687.1	$1,687.5
Other financing arrangements	5.2	5.3	—	—
Interest Rate Swap	1.9	1.9	—	—
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2018 and December 31, 2017, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered level 3 of the fair value hierarchy. As of June 30, 2018, the current borrowing rate was estimated by applying Cincinnati Bell's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-Q Part I	Cincinnati Bell Inc.

9.    Pension and Postretirement Plans
The Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan. For the three and six months ended June 30, 2017, approximately 14% and 13% of the costs, respectively, were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. In accordance with ASU 2017-07, retrospectively adopted effective January 1, 2018, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis, which was immaterial for the three and six months ended June 30, 2018.
For the three and six months ended June 30, 2018 and 2017, pension and postretirement benefit costs (benefits) were as follows:

	Three Months Ended June 30, 2018
	2018	2017	2018	2017
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$—	$—
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.1	4.9	0.8	0.8
Expected return on plan assets	(6.2)	(6.5)	—	—
Amortization of:
Prior service benefit	—	—	(0.8)	(1.1)
Actuarial loss	4.2	4.4	1.1	1.2
Total amortization	4.2	4.4	0.3	0.1
Pension / postretirement costs	$2.1	$2.8	$1.1	$0.9

	Six Months Ended June 30, 2018
	2018	2017	2018	2017
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	8.3	9.7	1.6	1.6
Expected return on plan assets	(12.4)	(13.0)	—	—
Amortization of:
Prior service benefit	—	—	(1.6)	(2.2)
Actuarial loss	8.5	8.8	2.1	2.3
Total amortization	8.5	8.8	0.5	0.1
Pension / postretirement costs	$4.4	$5.5	$2.2	$1.8

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

For the six months ended June 30, 2018, contributions to the pension plans were $2.8 million and contributions to the postretirement plan were $3.5 million.

10.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the six months ended June 30, 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedge		Foreign Currency Translation Loss	Total
Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
Reclassifications, net	7.0	(a)	—		—	7.0
Unrealized loss on cash flow hedge arising during the period, net	—		(1.5)	(b)	—	(1.5)
Foreign currency loss	—		—		(4.3)	(4.3)
Balance as of June 30, 2018	$(166.1)		$(1.5)		$(4.9)	$(172.5)

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax (see Note 9 for additional details). The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense" on the Condensed Consolidated Statements of Operations. See Note 9 for further disclosures.

(b)
In June 2018, the Company entered into an interest rate swap agreement to minimize its exposure to interest rate fluctuations on variable rate debt. The interest rate swap is considered a derivative instrument and qualifies for cash flow hedge accounting in accordance with ASC 815. The unrealized loss on cash flow hedge represents the change in the fair value of the derivative instrument that occurred during the period, net of tax. This unrealized loss is recorded in "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

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

Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers, and ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost. As a result of adopting these standards, certain prior period amounts reported below have been restated to conform to current period presentation.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Revenue
Entertainment and Communications	$173.9	$181.0	$348.1	$356.1
IT Services and Hardware	128.3	84.8	255.9	165.8
Intersegment	(5.4)	(6.4)	(11.5)	(12.9)
Total revenue	$296.8	$259.4	$592.5	$509.0
Intersegment revenue
Entertainment and Communications	$4.7	$5.3	$9.9	$10.7
IT Services and Hardware	0.7	1.1	1.6	2.2
Total intersegment revenue	$5.4	$6.4	$11.5	$12.9
Operating income (loss)
Entertainment and Communications	$25.5	$31.4	$54.1	$34.5
IT Services and Hardware	(0.2)	(1.5)	1.2	(0.6)
Corporate	(5.1)	(5.5)	(10.9)	(11.3)
Total operating income (loss)	$20.2	$24.4	$44.4	$22.6
Expenditures for long-lived assets*
Entertainment and Communications	$31.8	$45.5	$59.4	$92.3
IT Services and Hardware	6.5	5.0	14.4	22.5
Total expenditures for long-lived assets	$38.3	$50.5	$73.8	$114.8
Depreciation and amortization
Entertainment and Communications	$41.0	$40.4	$81.9	$79.8
IT Services and Hardware	9.9	6.5	20.1	12.9
Corporate	—	0.1	0.1	0.1
Total depreciation and amortization	$50.9	$47.0	$102.1	$92.8
* Includes cost of acquisitions
	June 30,	December 31,
(dollars in millions)	2018	2017
Assets
Entertainment and Communications	$1,103.8	$1,111.4
IT Services and Hardware	395.9	482.7
Corporate and eliminations	666.4	593.5
Total assets	$2,166.1	$2,187.6

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Subsequent Events
On July 2, 2018, the Company completed its previously announced merger of Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") for total consideration totaling $657.7 million consisting of $536.5 million in cash, and $121.2 million in stock consideration. In order to fund the acquisition on July 2, 2018, the Company utilized its proceeds from the 8% Senior Notes due 2025 and drew $35.0 million and $154.0 million on the revolving credit facility and the accounts receivable securitization facility, respectively. With the merger, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks will exceed 14,000 fiber route miles. In addition, Hawaiian Telcom provides the Company with direct access to the 2.6TB of Trans-Pacific fiber cable capacity linking Asia and the U.S., which expands the Company's route diversity and gives the combined company exposure to demographics on both sides of the Pacific.

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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2018, and the results of operations for the three and six months ended June 30, 2018 and 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
Consolidated revenue totaling $296.8 million and $592.5 million for the three and six months ended June 30, 2018, respectively, increased $37.4 million and $83.5 million compared to the same periods in 2017 due to demand for both our fiber offerings, as well as IT services, which includes results from acquisitions completed in 2017. The acquisition of OnX Holdings LLC ("OnX") contributed $45.3 million and $90.6 million of revenue in the three and six months ended June 30, 2018. Fioptics revenue increased $8.3 million and $17.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
Operating income was $20.2 million for the three months ended June 30, 2018, down $4.2 million compared to the prior year. The contribution from incremental OnX revenue was offset by increased depreciation, amortization, and Selling, General and Administrative ("SG&A") expense, also related to the acquisition of OnX. Operating income was $44.4 million for the six months ended June 30, 2018, up $21.8 million compared to the same period in 2017 primarily due to the acquisition of OnX as well as a decrease in restructuring and severance related charges. Restructuring and severance related charges were incurred for the three months ended March 31, 2017 in order to reduce field and network costs associated with our legacy copper network.
Loss before income taxes totaled $15.3 million and $24.8 million for the three and six months ended June 30, 2018, respectively, down compared to the same periods in 2017. Decrease in both comparable periods is primarily due to increased interest expense due to additional debt acquired in the third quarter of 2017 to fund the acquisition of OnX in October 2017 and the merger with Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") that closed on July 2, 2018. In addition, a gain on the sale of our investment in CyrusOne of $117.7 million was recorded in the first quarter of 2017, contributing to the $123.6 million decrease for the six months ended June 30, 2018 as compared to the same period in 2017.

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

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, and ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result of adopting these standards, certain prior period amounts reported below have been restated to conform to current period presentation. Refer to the Notes of the Condensed Consolidated Financial Statements for further explanation of these amounts.
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue
Entertainment and Communications	$169.2	$175.7	$(6.5)	(4)%	$338.2	$345.4	$(7.2)	(2)%
IT Services and Hardware	127.6	83.7	43.9	52%	254.3	163.6	90.7	55%
Total revenue	$296.8	$259.4	$37.4	14%	$592.5	$509.0	$83.5	16%
Entertainment and Communications revenue decreased due to a one time project in Enterprise Fiber completed in the second quarter of 2017 for $5.4 million. Additionally, declines in Legacy revenue exceeded increases in Fioptics in both comparable periods. IT Services and Hardware revenue increased primarily due to the acquisition of OnX that closed in the fourth quarter of 2017.
Operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services and products
Entertainment and Communications	$77.8	$77.0	$0.8	1%	$154.2	$151.4	$2.8	2%
IT Services and Hardware	74.5	51.9	22.6	44%	147.5	101.6	45.9	45%
Total cost of services and products	$152.3	$128.9	$23.4	18%	$301.7	$253.0	$48.7	19%
Entertainment and Communications costs were relatively flat compared to the same periods in the prior year. Increases in video content costs due to our growing Fioptics video subscriber base, in addition to higher rates charged by our content providers, was offset by lower payroll and benefits costs. In addition, there was a reduction in costs due to the one-time project that was recorded in the second quarter of the prior year. Lower payroll and benefits costs are related to headcount reductions made during restructuring initiatives that were executed in 2017. IT Services and Hardware costs increased due to higher headcount as a result of the acquisition of OnX, which contributed revenue of $45.3 million and $90.6 million for the three and six months ended June 30, 2018, respectively.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2018		2017	$ Change	% Change	2018	2017	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$29.0	—	$29.8	$(0.8)	(3)%	$56.1	$61.1	$(5.0)	(8)%
IT Services and Hardware	34.8		20.4	14.4	71%	72.5	39.2	33.3	85%
Corporate	2.3		3.6	(1.3)	(36)%	5.9	8.8	(2.9)	(33)%
Total selling, general and administrative	$66.1		$53.8	$12.3	23%	$134.5	$109.1	$25.4	23%
Entertainment and Communications SG&A costs were down in the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to lower payroll costs that are a result of headcount reductions from restructuring initiatives that were executed in 2017 and 2016. IT Services and Hardware SG&A costs were up primarily due to OnX contributing additional headcount, as well as other costs such as rent and professional fees.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018		2017	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$41.0	$40.4	$0.6	1%	$81.9		$79.8	$2.1	3%
IT Services and Hardware	9.9	6.5	3.4	52%	20.1	0.0	12.9	7.2	56%
Corporate	—	0.1	(0.1)	n/m	0.1		0.1	0.0	n/m
Total depreciation and amortization expense	$50.9	$47.0	$3.9	8%	$102.1		$92.8	$9.3	10%
Entertainment and Communications depreciation and amortization expense increased in both comparable periods as a result of expanding our fiber-based network. The increase in IT Services and Hardware depreciation and amortization expense in both comparable periods is primarily related to the amortization of intangible assets acquired as part of the SunTel and OnX acquisitions, as well as depreciation expense related to the property, plant and equipment obtained in these acquisitions.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$4.6	$3.6	$1.0	28%	$4.9	$29.2	$(24.3)	(83)%
Transaction and integration costs	2.7	1.7	1.0	59%	4.9	2.3	2.6	n/m
Total other operating costs	$7.3	$5.3	$2.0	38%	$9.8	$31.5	$(21.7)	(69)%
Headcount-related restructuring and severance charges of $3.8 million recorded in the second quarter of 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized. Restructuring and severance-related charges incurred by both segments in the second quarter of 2017 relate to company initiated reorganizations of the business in order to more appropriately align the Company for future growth. Additionally, restructuring and severance-related charges incurred by the Entertainment and Communications segment during the six months ended June 30, 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.
Transaction costs recorded in the Corporate segment in 2018 are due to the acquisition of OnX that closed in the fourth quarter of 2017, as well as the merger with Hawaiian Telcom that closed on July 2, 2018. Transaction and integration costs recorded in 2017 are primarily due to costs associated with the acquisition of SunTel Services in the first quarter of 2017, as well as the merger agreements with Hawaiian Telcom and OnX committed to in July 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Non-operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-operating costs
Interest expense	$31.8	$18.1	$13.7	76%	$62.6	$36.1	$26.5	73%
Loss on extinguishment of debt	1.3	—	1.3	n/m	1.3	—	1.3	n/m
Other components of pension and postretirement benefit plans expense	3.2	3.2	—	—	6.5	6.4	0.1	2%
Gain on sale of Investment in CyrusOne	—	—	—	n/m	—	(117.7)	117.7	n/m
Other income, net	(0.8)	(0.6)	(0.2)	33%	(1.2)	(1.0)	(0.2)	20%
Income tax (benefit) expense	(1.5)	1.4	(2.9)	n/m	(2.7)	35.9	(38.6)	n/m
Interest expense increased for the three and six months ended June 30, 2018 compared to the same periods in the prior year due to the Company entering into the $600.0 million Tranche B Term Loan due 2024, as well as issuing $350.0 million 8% Senior Notes in the fourth quarter of 2017. The Company repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its old Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million CyrusOne common shares in the first quarter of 2017.
Income tax expense decreased year over year primarily due to lower income before tax, as well as the lower federal statutory tax rate due to tax reform. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT.

Fioptics products are delivered to both consumer and enterprise customers and include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 72% of Greater Cincinnati.
Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method due to its ability to support multiple applications on a single physical connection.
Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Revenue:
Data	$84.4	$90.1	$(5.7)	(6)%	$169.3	$174.5	$(5.2)	(3)%
Video	39.7	36.9	2.8	8%	78.9	72.8	6.1	8%
Voice	46.0	50.5	(4.5)	(9)%	93.0	102.2	(9.2)	(9)%
Other	3.8	3.5	0.3	9%	6.9	6.6	0.3	5%
Total Revenue	173.9	181.0	(7.1)	(4)%	348.1	356.1	(8.0)	(2)%
Operating costs and expenses:
Cost of services and products	78.4	78.3	0.1	—	156.0	154.0	2.0	1%
Selling, general and administrative	29.0	29.8	(0.8)	(3)%	56.1	61.1	(5.0)	(8)%
Depreciation and amortization	41.0	40.4	0.6	1%	81.9	79.8	2.1	3%
Restructuring and severance charges	—	1.1	(1.1)	n/m	—	26.7	(26.7)	n/m
Total operating costs and expenses	148.4	149.6	(1.2)	(1)%	$294.0	321.6	(27.6)	(9)%
Operating income	$25.5	$31.4	$(5.9)	(19)%	$54.1	$34.5	$19.6	57%
Operating margin	14.7%	17.3%		(2.6) pts	15.5%	9.7%		6.0 pts
Capital expenditures	$31.8	$45.5	$(13.7)	(30)%	$59.4	$92.3	$(32.9)	(36)%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Three Months Ended June 30,
Metrics information (in thousands):	2018	2017	Change	% Change
Fioptics
Data
Internet FTTP	192.7	168.1	24.6	15%
Internet FTTN	42.6	46.0	(3.4)	(7)%
Total Fioptics Internet	235.3	214.1	21.2	10%
Video
Video FTTP	118.1	112.8	5.3	5%
Video FTTN	27.0	30.0	(3.0)	(10)%
Total Fioptics Video	145.1	142.8	2.3	2%
Voice
Consumer Voice Lines	89.1	87.0	2.1	2%
Enterprise Voice Lines	18.5	15.2	3.3	22%
Total Fioptics Voice Lines	107.6	102.2	5.4	5%
Fioptics Units Passed
Units passed FTTP	449.3	415.4	33.9	8%
Units passed FTTN	139.9	141.3	(1.4)	(1)%
Total Fioptics units passed	589.2	556.7	32.5	6%

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,133	3,638	495	14%

Legacy
Data
DSL	75.2	93.0	(17.8)	(19)%
Voice
Consumer Voice Lines	85.9	104.9	(19.0)	(18)%
Enterprise Voice Lines	154.7	177.3	(22.6)	(13)%
Total Legacy Voice Lines	240.6	282.2	(41.6)	(15)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018		2017
Revenue:
Fioptics
Data	$35.6	$31.3	$70.0		$60.9
Video	39.7	36.9	78.9		72.8
Voice	9.5	8.3	18.6		16.2
Other	0.3	0.3	0.6		0.6
	85.1	76.8	168.1		150.5
Enterprise Fiber
Data	21.0	25.3	41.8	—	45.0
Legacy
Data	27.8	33.5	57.5		68.6
Voice	36.5	42.2	74.4		86.0
Other	3.5	3.2	6.3		6.0
	67.8	78.9	138.2		160.6
Total Entertainment and Communications revenue	$173.9	$181.0	$348.1		$356.1
Fioptics
Fioptics revenue has increased by $8.3 million for the three months ended June 30, 2018, compared to the same period a year ago due to increases in the subscriber base of voice, video and internet of 5%, 2% and 10%, respectively. An increase in rate has also contributed to increased revenue as Average Revenue Per User ("ARPU") has increased for voice, video and internet by 7%, 5% and 3%, respectively, compared to the prior year. ARPU increases are related to price increases for voice, video and internet, as well as the change in the mix of subscribers for video. Fioptics revenue has increased $17.6 million for the six months ended June 30, 2018, compared to the same period in the prior year as a result of the same trends impacting the quarter.
Enterprise Fiber
Enterprise Fiber revenue decreased year over year primarily due to a one-time project that was completed in the second quarter of 2017. Excluding prior year revenue of $5.4 million attributable to this project, Enterprise Fiber revenue increased slightly year over year. Increases in revenue related to enterprise customers migrating from legacy product offerings to higher bandwidth fiber solutions are offset with declines as carriers continue to groom their networks.
Legacy
Legacy revenue has decreased $11.1 million for the three months ended June 30, 2018, compared to the same period a year ago due to declines in both voice lines and DSL subscribers. Voice lines have declined 15% compared to the three months ended June 30, 2017, as the traditional voice lines become less relevant. DSL subscribers for the three months ended June 30, 2018 have decreased by 19% as subscribers demand the the higher speeds that can be provided by fiber, as evidenced by the 10% growth in our Fioptics internet subscribers. Legacy revenue decreased $22.4 million for the six months ended June 30, 2018 due to the same trends impacting the quarter. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline in both comparable periods as customers migrate away from these solutions to fiber-based solutions. Switched access also continues to decline in part due to the Federal Communications Commission mandated reductions in rates for terminating switched access.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Operating Costs and Expenses
Cost of services and products was relatively flat in the three months ended June 30, 2018 and increased 1% for the six months ended June 30, 2018 compared to the prior comparable periods. In the first quarter of 2017, costs associated with a large one-time project were recognized, causing the year over year decline. In addition, lower payroll related costs were offset by higher video content costs. Video content costs increased $8.8 million for the six months ended June 30, 2018 and payroll related costs decreased $4.3 million compared to the same period in the prior year. Higher video content costs are the result of the increase in video subscribers, as well as higher rates charged by content providers. Payroll related costs are down due to reduced headcount as a result of the restructuring that took place in the first quarter of 2017.
SG&A expenses decreased by $0.8 million and $5.0 million in the three and six months ended June 30, 2018 compared to the same periods in the prior year primarily due to decreased payroll related costs as a result of the restructuring that took place in the first quarter of 2017.
Depreciation and amortization expenses for the three and six months ended June 30, 2018 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in the first quarter of 2017 are related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.
Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Fioptics capital expenditures
Construction	$9.3	$16.2	$15.4	$31.4
Installation	10.0	13.1	17.5	28.4
Other	1.6	1.3	5.2	6.5
Total Fioptics	20.9	30.6	38.1	66.3

Enterprise Fiber	3.2	4.8	7.7	8.7
Other	7.7	10.1	13.6	17.3
Total capital expenditures	$31.8	$45.5	$59.4	$92.3
Capital expenditures are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the second quarter of 2018, we passed an additional 8,800 FTTP addresses. As of June 30, 2018, the Company is able to provide its Fioptics services to 589,200 consumer and enterprise addresses, or 72% of our operating territory. Construction capital expenditures decreased $6.9 million and $16.0 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to passing fewer addresses with Fioptics. Installation capital expenditures decreased $3.1 million and $10.9 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due to fewer activations in 2018 as a result of the reduced build out.
Enterprise Fiber capital expenditures are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

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

Consulting services help customers assess their business and technology needs and provide the talent needed to ensure success. The Company is the premier provider of application services and IT staffing.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Revenue:
Consulting	$39.8	$16.5	$23.3	n/m	$77.9	$33.2	$44.7	n/m
Cloud	23.0	19.2	3.8	20%	45.6	40.1	5.5	14%
Communications	41.5	40.3	1.2	3%	82.1	76.8	5.3	7%
Infrastructure Solutions	24.0	8.8	15.2	n/m	50.3	15.7	34.6	n/m
Total revenue	128.3	84.8	43.5	51%	255.9	165.8	90.1	54%
Operating costs and expenses:
Cost of services and products	79.0	56.7	22.3	39%	156.7	111.4	45.3	41%
Selling, general and administrative	35.0	20.6	14.4	70%	73.0	39.6	33.4	84%
Depreciation and amortization	9.9	6.5	3.4	52%	20.1	12.9	7.2	56%
Restructuring and severance related charges	4.6	2.5	2.1	84%	4.9	2.5	2.4	96%
Total operating costs and expenses	128.5	86.3	42.2	49%	254.7	166.4	88.3	53%
Operating (loss) income	$(0.2)	$(1.5)	$1.3	(87)%	$1.2	$(0.6)	$1.8	n/m
Operating margin	(0.2)%	(1.8)%		1.6 pts	0.5%	(0.4)%		0.9 pts
Capital expenditures	$6.5	$4.6	$1.9	41%	$11.6	$12.9	$(1.3)	(10)%

Metrics information: (as of June 30, 2018)	Consulting	Communications	Communications	Communications
	Billable Heads	NaaS Locations	SD - WAN Locations	Hosted UCaaS Profiles
	926	782	310	192,715
Revenue
IT Services and Hardware segment revenue increased $43.5 million and $90.1 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017. Consulting and Infrastructure Solutions are the primary contributors to this revenue increase, primarily due the acquisition of OnX. OnX contributed $25.6 million in Consulting revenue and $13.3 million in Infrastructure Solutions revenue for the three months ended June 30, 2018 and contributed $49.6 million in Consulting revenue and $28.0 million in Infrastructure Solutions revenue for the six months ended June 30, 2018.
Operating Costs and Expenses
Cost of services and products is predominantly impacted by fluctuations in the headcount and contractors required to deliver the services within Consulting, Cloud and Communications. The increase of $22.3 and $45.3 million in Cost of services and products for the three and six months ended June 30, 2018 as compared to the prior year is related to the acquisition of OnX and consists primarily of payroll and contract services costs.
SG&A increased $14.4 million and $33.4 million for the three and six months ended June 30, 2018, respectively, as compared to the prior year. The acquisition of OnX contributed an increase of $16.7 million for the three months ended June 30, 2018 and $37.0 million for the six months ended June 30, 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Restructuring and severance charges of $3.8 million recorded in the second quarter of 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge of $0.8 million was recorded in the second quarter of 2018 associated with a lease abandonment related to an office space that will no longer be utilized.
Capital Expenditures
Capital expenditures are dependent on the timing of success-based projects. The increase in the second quarter of 2018 compared to the same period in the prior year, and decrease in the first half of 2018 compared to the same period in the prior year, is due to the change in the volume of these types of projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2018, the Company had $1,744.1 million of outstanding indebtedness and an accumulated deficit of $2,661.7 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $89.9 million and $122.9 million of cash flows from operations during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $384.5 million of short-term liquidity, comprised of $30.3 million of cash and cash equivalents, $200.0 million of undrawn capacity on our Corporate Credit Agreement, and $154.2 million available under the Receivables Facility. On July 2, 2018, the Company utilized a portion of this liquidity to fund part of the cash consideration for the Hawaiian Telcom merger.

The Receivables Facility permits maximum borrowings of up to $250.0 million and is subject to annual renewal. As of June 30, 2018, the Company had no borrowings and $6.7 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $160.9 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2018 totaled $89.9 million, a decrease of $33.0 million compared to the same period in 2017. The decrease is due primarily to higher interest payments of $37.3 million.

Cash flows used by investing activities during the six months ended June 30, 2018 totaled $73.8 million, compared to $26.3 million of cash flows provided by investing activities in the prior year. The decrease in cash flows provided by investing activities was largely driven by the $140.7 million of cash proceeds received in the first quarter of 2017 from the sale of the Company's investment in CyrusOne. The decline in cash flows associated with CyrusOne were partially offset with a decrease in capital expenditures of $34.2 million due to declines in construction and installation capital for Fioptics.

Cash flows used in financing activities during the six months ended June 30, 2018 totaled $15.6 million as compared to $100.7 million of cash flows used in the prior year. In the first quarter of 2017, the Company repaid $89.5 million on the Receivables Facility as compared to no borrowings or payments in 2018.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of June 30, 2018.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of June 30, 2018, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

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

The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the change in revenue recognition as discussed above, there have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2018 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2018 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending June 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the six month period ended June 30, 2018, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the six months ended June 30, 2018.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report October 4, 2016, File No. 1-8519).
(3.3)+	Amended and Restated Regulations of Cincinnati Bell Inc.
(10.1)
Amendment No. 1 to Credit Agreement dated as of April 5, 2018, by and among Cincinnati Bell Inc., the subsidiary guarantors thereto, Morgan Stanley Senior Funding, Inc. and the tranche B term lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, Date of Report April 5, 2018, File No. 1-8519).

(10.2)
Amendment No. 2 to Credit Agreement dated as of April 5, 2018, by and among Cincinnati Bell Inc., the subsidiary guarantors thereto, Morgan Stanley Senior Funding, Inc. and the revolving lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, Date of Report April 5, 2018, File No. 1-8519).

(10.3)	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report on Form 8-K, Date of Report May 7, 2018, File No. 1-8519).
(10.4)
Second Amended and Restated Purchase and Sale Agreement dated as of May 10, 2018, among Cincinnati Bell Inc., as Servicer, Cincinnati Bell Funding LLC and the Originators identified therein (Exhibit 99.1 to Current Report on Form 8-K, Date of Report May 10, 2018, File No. 1-8519).

(10.5)
Canadian Purchase and Sale Agreement dated as of May 10, 2018, among Cincinnati Bell Funding Canada Ltd., a Purchase, OnX Enterprise Solutions Ltd., as Servicer, and the Originators identified therein (Exhibit 99.2 to Current Report on Form 8-K, Date of Report May 10, 2018, File No. 1-8519).

(10.6)
Receivables Financing Agreement dated as of May 10, 2018, among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.3 to Current Report on Form 8-K, Date of Report May 10, 2018, File No. 1-8519).

(10.7)
Receivables Purchase Agreement dated as of May 10, 2018, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, Date of Report May 10, 2018, File No. 1-8519).

(21)+	Subsidiaries of the Registrant.
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q Part II	Cincinnati Bell Inc.

(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cincinnati Bell Inc.

Date:	August 8, 2018	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	August 8, 2018	/s/ Shannon M. Mullen
Shannon M. Mullen
Chief Accounting Officer