Form 10-Q
period 2018-09-30
CINCINNATI BELL INC
filed 2018-11-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
APPLICABLE ONLY TO CORPORATE ISSUERS

At October 31, 2018, there were 50,166,178 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$386.7	$255.5	$979.2	$764.5

Costs and expenses
Cost of services and products, excluding items below	197.7	127.0	499.4	380.0
Selling, general and administrative, excluding items below	85.7	53.2	220.2	162.3
Depreciation and amortization	75.5	47.3	177.6	140.1
Restructuring and severance related charges	—	—	4.9	29.2
Transaction and integration costs	13.3	12.1	18.2	14.4
Total operating costs and expenses	372.2	239.6	920.3	726.0
Operating income	14.5	15.9	58.9	38.5
Interest expense	33.7	18.8	96.3	54.9
Loss on extinguishment of debt	—	—	1.3	—
Other components of pension and postretirement benefit plans expense	3.0	3.0	9.5	9.4
Gain on sale of Investment in CyrusOne	—	—	—	(117.7)
Other (income) expense, net	(1.2)	4.5	(2.4)	3.5
(Loss) income before income taxes	(21.0)	(10.4)	(45.8)	88.4
Income tax (benefit) expense	(3.3)	0.6	(6.0)	36.5
Net (loss) income	(17.7)	(11.0)	(39.8)	51.9
Preferred stock dividends	2.6	2.6	7.8	7.8
Net (loss) income applicable to common shareowners	$(20.3)	$(13.6)	$(47.6)	$44.1

Basic net (loss) earnings per common share	$(0.41)	$(0.32)	$(1.06)	$1.05
Diluted net (loss) earnings per common share	$(0.41)	$(0.32)	$(1.06)	$1.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(17.7)	$(11.0)	$(39.8)	$51.9
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	—	—	8.3
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	—	—	(76.4)
Foreign currency translation gain (loss)	1.7	0.1	(2.6)	0.1
Unrealized gain on cash flow hedge arising during the period, net of tax of $0.5, $0.1	1.6	—	0.1	—
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.4), ($0.5), ($1.2)	(0.6)	(0.8)	(1.8)	(2.2)
Amortization of net actuarial loss included in net income, net of tax of $1.1, $1.9, $3.5, $5.9	4.1	3.6	12.3	10.7
Total other comprehensive income (loss)	6.8	2.9	8.0	(59.5)
Total comprehensive loss	$(10.9)	$(8.1)	$(31.8)	$(7.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$10.6	$17.8
Restricted cash	—	378.7
Receivables, less allowances of $9.8 and $10.4	286.0	239.8
Inventory, materials and supplies	44.7	44.3
Prepaid expenses	27.2	22.2
Other current assets	10.7	7.6
Total current assets	379.2	710.4
Property, plant and equipment, net	1,831.0	1,129.0
Goodwill	158.0	151.0
Intangible assets, net	173.9	132.3
Deferred income tax assets	60.6	12.2
Other noncurrent assets	56.8	52.7
Total assets	$2,659.5	$2,187.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$18.3	$18.4
Accounts payable	281.7	185.6
Unearned revenue and customer deposits	55.7	36.3
Accrued taxes	22.6	21.2
Accrued interest	25.0	29.9
Accrued payroll and benefits	44.0	28.7
Other current liabilities	27.6	37.2
Total current liabilities	474.9	357.3
Long-term debt, less current portion	1,909.4	1,729.3
Pension and postretirement benefit obligations	225.3	177.5
Deferred income tax liabilities	11.4	11.2
Other noncurrent liabilities	72.4	30.2
Total liabilities	2,693.4	2,305.5
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2018 and December 31, 2017; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,165,394 and 42,197,965 shares issued and outstanding at September 30, 2018 and December 31, 2017	0.5	0.4
Additional paid-in capital	2,681.3	2,565.6
Accumulated deficit	(2,679.4)	(2,639.6)
Accumulated other comprehensive loss	(165.7)	(173.7)
Total shareowners’ deficit	(33.9)	(117.9)
Total liabilities and shareowners’ deficit	$2,659.5	$2,187.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net (loss) income	$(39.8)	$51.9
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	177.6	140.1
Loss on extinguishment of debt	1.3	—
Gain on sale of Investment in CyrusOne	—	(117.7)
Provision for loss on receivables	5.2	5.6
Noncash portion of interest expense	3.7	1.5
Deferred income taxes	(7.9)	36.1
Pension and other postretirement payments (in excess of) less than expense	(7.4)	2.1
Stock-based compensation	4.5	5.2
Other, net	(3.3)	1.1
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in receivables	(20.2)	20.8
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	1.5	(1.7)
Increase in accounts payable	16.4	2.4
(Decrease) increase in accrued and other current liabilities	(7.7)	11.1
(Increase) decrease in other noncurrent assets	(1.1)	1.0
Decrease in other noncurrent liabilities	—	(2.7)
Net cash provided by operating activities	122.8	156.8
Cash flows from investing activities
Capital expenditures	(140.7)	(148.2)
Proceeds from sale of Investment in CyrusOne	—	140.7
Acquisitions of businesses, net of cash acquired	(216.8)	(9.6)
Other, net	(0.1)	0.3
Net cash used in investing activities	(357.6)	(16.8)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	194.2	(89.5)
Repayment of debt	(324.3)	(6.4)
Debt issuance costs	(11.0)	(1.3)
Dividends paid on preferred stock	(7.8)	(7.8)
Other, net	(2.1)	(1.0)
Net cash used in financing activities	(151.0)	(106.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(385.9)	34.0
Cash, cash equivalents and restricted cash at beginning of period	396.5	9.7
Cash, cash equivalents and restricted cash at end of period	$10.6	$43.7

Noncash investing and financing transactions:
Stock consideration for merger of Hawaiian Telcom	$121.2	$—
Acquisition of property by assuming debt and other noncurrent liabilities	$6.8	$16.7
Acquisition of property on account	$36.6	$19.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business and Accounting Policies
Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provide diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.
The Company has 4,571 employees as of September 30, 2018. On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") and assumed a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1357 (“IBEW”) that is effective through September 30, 2022. The agreement covers approximately 675 employees of the Hawaiian Telcom workforce.
The Company had receivables with General Electric Company that made up 10% of the outstanding accounts receivable balance as of December 31, 2017. As of September 30, 2018, the Company has receivables with Verizon Communications Inc. that make up 12% of the outstanding accounts receivable balance. Revenue derived from foreign operations is approximately 5% and 6% of consolidated revenue for the three and nine months ended September 30, 2018, respectively.
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
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, and ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation as a result of adopting the new standards.

On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. With the exception of consumer long distance revenue, this strategy groups Competitive Local Exchange Carrier ("CLEC") revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures. See Note 14 for further disclosures. In July 2018, the Company acquired Hawaiian Telcom. Based on the product or service, Hawaiian Telcom results were integrated into either the Entertainment and Communications segment or the IT Services and Hardware segment.

The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year or any other interim period.
Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification ("ASC 805"), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. See Note 4 for disclosures related to mergers and acquisitions.

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
The Company filed its 2017 federal income tax return during the quarter ended June 30, 2018 and confirms that the accounting for the income tax effects of the Tax Cuts and Jobs Act signed into law on December 22, 2017 is now complete.
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

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the requirements in ASU 350-40 for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted in any interim period after issuance of the update. The Company is in the process of evaluating the timing of adoption and the impact of this ASU on the Company’s condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance effective December 31, 2017, resulting in a reclassification adjustment of $32.2 million to "Accumulated deficit" from "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the hedge accounting model to facilitate financial reporting that more closely reflects a company’s risk management activities. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the update. The Company early-adopted the guidance effective April 1, 2018.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company retrospectively adopted the standard effective January 1, 2018. The Company re-classed $1.5 million of other components of net benefit cost from both "Cost of services and products" and "Selling, general and administrative" to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2017. The Company re-classed $4.8 million and $4.6 million of other components of net benefit cost from "Cost of services and products" and "Selling, general and administrative," respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.
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
The most significant impact of adopting the new standard is the change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record hardware sales net of the related cost of products. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. As a result of adopting ASU 2014-09, revenue and cost of products for the three and nine months ended September 30, 2017, decreased by $33.6 million and $96.8 million, respectively. Changes in accounting policies related to variable consideration or rebates did not have a material effect on the Company's financial statements. Fulfillment and acquisition costs that are now recorded as an asset and amortized on a monthly basis decreased expense for the three and nine months ended September 30, 2017 by $0.2 million and $0.8 million, respectively. This change to expense for fulfillment and acquisition costs increased basic and diluted earnings per share for the three months ended September 30, 2017 by $0.01 and increased basic and diluted earnings per share for the nine months ended September 30, 2017 by $0.02 and $0.01, respectively. An incremental asset related to fulfillment and acquisition costs of $32.3 million was recorded on the balance sheet as of December 31, 2017, with an offsetting reduction in "Accumulated deficit." As a result of the entry, the total contract asset related to fulfillment and acquisition costs was $32.4 million as of December 31, 2017. The impact of these adjustments resulted in a decrease of $7.1 million to "Deferred income tax assets" as of December 31, 2017, with the offset to "Accumulated deficit." See Note 3 for additional disclosures as a result of adopting ASC Topic 606.
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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(17.7)	$(11.0)	$(39.8)	$51.9
Preferred stock dividends	2.6	2.6	7.8	7.8
Net (loss) income applicable to common shareowners - basic and diluted	$(20.3)	$(13.6)	$(47.6)	$44.1
Denominator:
Weighted average common shares outstanding - basic	50.1	42.2	45.0	42.1
Stock-based compensation arrangements	—	—	—	0.2
Weighted average common shares outstanding - diluted	50.1	42.2	45.0	42.3
Basic net (loss) earnings per common share	$(0.41)	$(0.32)	$(1.06)	$1.05
Diluted net (loss) earnings per common share	$(0.41)	$(0.32)	$(1.06)	$1.04

For the three and nine months ended September 30, 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the three months ended September 30, 2017, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2017, awards under the Company's stock-based compensation plans for common shares of 0.2 million were excluded from the computation of diluted EPS as the inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

In conjunction with the merger of Hawaiian Telcom, the Company issued 7.7 million Common Shares as a part of the merger consideration. In addition, the Company granted 0.1 million time-based restricted stock units to certain Hawaiian Telcom employees under the Hawaiian Telcom 2010 Equity Incentive Plan.

Form 10-Q Part I	Cincinnati Bell Inc.

3.    Revenue
The Entertainment and Communications segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB in Hawaii (collectively, "Consumer/SMB"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB and Legacy revenue include both consumer and enterprise customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the trans-Pacific submarine cable ("SEA-US"). Consumer customers have implied month-to-month contracts, while enterprise customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month to month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year.

The IT Services and Hardware segment provides a full range of Information Technology ("IT") solutions, including Communications, Cloud and Consulting services. IT Services and Hardware customers enter into contracts that have a typical duration of one to five years, with varied renewal options at the end of the term. Customers are invoiced on a monthly basis for services rendered. The IT Services and Hardware segment also provides enterprise customers with Infrastructure Solutions, which includes the sale of hardware and maintenance contracts. These contracts are typically satisfied in less than twelve months and revenue is recognized at a point in time.

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the full retrospective method. See below for further discussion of the adoption, including the impact on our 2017 financial statements.

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 180 days. Subsequent to the merger of Hawaiian Telcom, the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are associated with the SEA-US. The IRU contracts typically have a duration ranging from 15 to 25 years.
Method of Adoption
The Company adopted ASC Topic 606 on January 1, 2018, using the full retrospective method. The comparative periods for 2018 and 2017 are reported in accordance with ASC Topic 606. The adoption of ASC Topic 606 primarily affected product revenue and cost of products on our Consolidated Financial Statements. Based on the Company’s assessment of ASC Topic 606 as it relates to the sale of hardware within the Infrastructure Solutions category, the Company considers itself an agent (net) versus as a principal (gross). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record revenue associated with the sale of hardware net of the related cost of products. This conclusion is based on the Company not obtaining control of the inventory since in most cases the Company does not take possession of the inventory, does not have the ability to direct the product to anyone besides the purchasing customer, and does not integrate the hardware with any of our own goods or services. In situations where the Company does take possession, the Company assesses if we act as the principal or the agent in such circumstances. While the Company does perform installation services in certain cases, those services involve installing the hardware into the customer’s existing technology. Installation is considered a separate performance obligation as it is capable of being distinct, and is distinct, within the context of the contract. The reduction to "Revenue" and "Cost of services and products" related to recording these contracts on a net basis is $33.6 million and $96.8 million for the three and nine months ended September 30, 2017, respectively.

In addition to the changes discussed above, as result of recognizing hardware revenue on a net basis, additional contract assets related to fulfillment costs and costs of acquisition of $32.3 million were recorded to "Other noncurrent assets" as of December 31, 2017, with an offsetting reduction in "Accumulated deficit." As a result of the entry, total contract assets related to fulfillment and acquisition costs were $32.4 million as of December 31, 2017. Under the new standard, the Company defers all incremental sales incentives and other costs incurred in order to obtain a contract with a customer. The Company amortizes the contract asset related to both fulfillment costs and cost of acquisition over the period of time the services under the contract are expected to be delivered to the customer.

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

Performance obligations are satisfied either over time as services are performed, or at a point in time. Substantially all of our service revenue is recognized over time. For services transferred over time, the Company has elected the practical expedient to recognize revenue based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer. Management considers this a faithful depiction of the transfer of control as services are provided evenly over the month and are substantially the same over the life of the contract. As the Company has elected the practical expedients detailed at ASC 606-10-50-13, revenue for these unsatisfied performance obligations that will be billed in future periods has not been disclosed.

As of September 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $29.8 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US (see Note 9). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Three months ended December 31, 2018	$0.4
2019	1.5
2020	1.5
2021	1.5
2022	1.6
Thereafter	23.3
Total	$29.8

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such Data, Voice and Video are identified to be a series of distinct services. Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Consumer/SMB, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to consumer and enterprise customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

Form 10-Q Part I	Cincinnati Bell Inc.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, wire time and materials projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.
The Company uses multiple methods to determine stand-alone selling prices in the Entertainment and Communications segment. For Data, Video and Voice products in Consumer/SMB, market rate is the primary method used to determine stand-alone selling prices. For Data performance obligations under the Enterprise Fiber category, and Voice, Data and Other performance obligations under the Legacy category, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.
IT Services and Hardware
The Company has identified four distinct performance obligations in the IT Services and Hardware segment. These performance obligations are Communications, Cloud, Consulting and Infrastructure Solutions. Communications services are monthly services that include data and VoIP services, tailored solutions that include converged IP communications of data, voice, video and mobility applications, enterprise long distance, MPLS (Multi-Protocol Label Switching) and conferencing services. Cloud services include storage, backup, disaster recovery, SLA-based monitoring and management, cloud computing and cloud consulting. Consulting services provide customers with IT staffing, consulting, emerging technology solutions and installation projects. Infrastructure Solutions includes the sale of hardware and maintenance contracts.
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

Within the IT Services and Hardware segment, stand-alone selling prices for the four performance obligations were determined based on either a margin percentage range, minimum margin percentage or standard price list.

For hardware sales, revenue is recognized net of the cost of product. For hardware sales within Infrastructure Solutions, revenue is recognized when the hardware is shipped. For certain projects within Communications and Consulting, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore, has not evaluated whether shipping and handling activities are promised services to its customers.
Contract Balances
The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Voice, Video and Data product offerings in the Entertainment and Communications segment in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Communications services in the IT Services and Hardware segment that require us to incur installation and provisioning expenses. The asset recognized for Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”
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

Form 10-Q Part I	Cincinnati Bell Inc.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2017	$17.5	$2.0	$19.5	$11.6	$1.3	$12.9	$29.1	$3.3	$32.4
Additions	3.1	0.4	3.5	1.6	0.4	2.0	4.7	0.8	5.5
Amortization	(3.3)	(0.3)	(3.6)	(1.7)	(0.2)	(1.9)	(5.0)	(0.5)	(5.5)
Balance as of March 31, 2018	17.3	2.1	19.4	11.5	1.5	13.0	28.8	3.6	32.4
Additions	3.0	0.4	3.4	1.8	0.3	2.1	4.8	0.7	5.5
Amortization	(3.3)	(0.3)	(3.6)	(1.6)	(0.2)	(1.8)	(4.9)	(0.5)	(5.4)
Balance as of June 30, 2018	17.0	2.2	19.2	11.7	1.6	13.3	28.7	3.8	32.5
Additions	3.2	0.6	3.8	2.3	0.6	2.9	5.5	1.2	6.7
Amortization	(3.2)	(0.4)	(3.6)	(1.6)	(0.3)	(1.9)	(4.8)	(0.7)	(5.5)
Balance as of September 30, 2018	$17.0	$2.4	$19.4	$12.4	$1.9	$14.3	$29.4	$4.3	$33.7
The Company recognizes a liability for cash received upfront for IRU contracts. At September 30, 2018, $1.5 million of contract liabilities were included in "Other current liabilities" and $28.3 million of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue
The following table presents revenues disaggregated by product and service lines.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Data	$116.0	$85.3	$285.3	$259.8
Video	52.4	37.7	131.3	110.5
Voice	76.8	48.9	169.8	151.1
Other	8.2	3.1	15.1	9.7
Total Entertainment and Communications	253.4	175.0	601.5	531.1
Consulting	42.1	16.1	120.0	49.3
Cloud	26.2	17.4	71.8	57.5
Communications	47.0	43.9	129.1	120.7
Infrastructure Solutions	25.8	9.6	76.1	25.3
Total IT Services and Hardware	141.1	87.0	397.0	252.8
Intersegment revenue	(7.8)	(6.5)	(19.3)	(19.4)
Total revenue	$386.7	$255.5	$979.2	$764.5

Form 10-Q Part I	Cincinnati Bell Inc.

The following table presents revenues disaggregated by contract type.

	Three Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Products and Services transferred at a point in time	$7.9	$5.6	$33.0	$18.4	$—	$—	$40.9	$24.0
Products and Services transferred over time	239.0	164.0	106.8	67.5	—	—	345.8	231.5
Intersegment revenue	6.5	5.4	1.3	1.1	(7.8)	(6.5)	—	—
Total revenue	$253.4	$175.0	$141.1	$87.0	$(7.8)	$(6.5)	$386.7	$255.5

	Nine Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Products and Services transferred at a point in time	$18.3	$15.8	$100.4	$42.7	$—	$—	$118.7	$58.5
Products and Services transferred over time	566.8	499.2	293.7	206.8	—	—	860.5	706.0
Intersegment revenue	16.4	16.1	2.9	3.3	(19.3)	(19.4)	—	—
Total revenue	$601.5	$531.1	$397.0	$252.8	$(19.3)	$(19.4)	$979.2	$764.5

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Mergers and Acquisitions
Merger of Hawaiian Telcom Holdco, Inc.
On July 2, 2018, the Company acquired Hawaiian Telcom for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the merger, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighboring islands. The companies' combined fiber networks are nearly 16,000 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5
In order to fund the merger, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the Revolving credit facility and $154.0 million on the accounts receivable securitization facility (see Note 6). In conjunction with the merger, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration. The Company recorded a total of $23.6 million in acquisition expenses related to the merger of Hawaiian Telcom, of which $13.3 million and $16.9 million were recorded in the three and nine months ended September 30, 2018, respectively and $5.3 million and $5.7 million were recorded in the three and nine months ended September 30, 2017, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.
Acquisition of OnX Holdings LLC
On October 2, 2017, the Company acquired 100% of OnX Holdings LLC ("OnX"), a privately held company that provides technology services and solutions to enterprise customers in the United States, Canada and the United Kingdom. The acquisition extended the IT Services and Hardware segment's geographic footprint and accelerates its initiatives in IT cloud migration.
The purchase price for OnX consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$241.2
Debt repayment	(77.6)
Working capital adjustment	2.8
Total purchase price	$166.4
The cash portion of the purchase price was funded through borrowings under the Credit Agreement (see Note 6). The cash consideration includes $77.6 million related to existing debt, including accrued interest, that was repaid in conjunction with the close of the acquisition. In addition, a working capital adjustment of $2.8 million was paid in the first quarter of 2018. The Company recorded $8.6 million in acquisition expenses related to the OnX acquisition, of which no expense was recorded in three months ended September 30, 2018 and $0.5 million was recorded in the nine months ended September 30, 2018. Acquisition expenses for the three and nine months ended September 30, 2017 were $4.4 million and $5.5 million, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.
Purchase Price Allocation and Other Items
The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for the Hawaiian Telcom transaction. The purchase price allocations, based on fair value estimates, may change in future periods as customary post-closing reviews are concluded during the measurement period, and the fair value estimates of assets and liabilities and certain tax aspects of the transaction are finalized.

Form 10-Q Part I	Cincinnati Bell Inc.

The purchase price for OnX and Hawaiian Telcom have been currently allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Hawaiian Telcom	OnX
Assets acquired
Cash	$4.3	$6.5
Receivables	25.7	69.9
Inventory, materials and supplies	6.9	9.0
Prepaid expenses and other current assets	5.9	2.8
Property, plant and equipment	701.8	11.6
Goodwill	7.6	133.1
Intangible assets	52.0	134.0
Deferred income tax asset	44.3	1.4
Other noncurrent assets	2.1	1.8
Total assets acquired	850.6	370.1
Liabilities assumed
Accounts payable	58.0	63.6
Current portion of long-term debt	10.2	1.3
Unearned revenue and customer deposits	13.5	—
Accrued expenses and other current liabilities	21.6	18.3
Deferred income tax liabilities	—	42.3
Long-term debt, less current portion	304.5	76.7
Pension and postretirement benefit obligations	68.9	—
Other noncurrent liabilities	34.4	1.5
Total liabilities assumed	511.1	203.7
Net assets acquired	$339.5	$166.4
During the first quarter of 2018, the Company recorded a purchase price allocation adjustment for OnX in the amount of $0.2 million to "Goodwill" related to the payment of the working capital adjustment. Also in the first quarter of 2018, the Company recorded purchase price allocation adjustments of $0.1 million to "Deferred income tax liabilities" and $0.4 million to "Other noncurrent liabilities" related to the finalization of certain tax aspects of the OnX acquisition. The offset of these adjustments were recorded as an increase to "Goodwill."
The revenue and net loss of Hawaiian Telcom included in the Condensed Consolidated Statements of Operations from the acquisition date through September 30, 2018 was $87.1 million and $0.5 million, respectively.
The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Hawaiian Telcom		OnX
(dollars in millions)	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$26.0	15 years	$108.0	15 years
Trade name	26.0	15 years	16.0	10 years
Technology	—	—	10.0	10 years
Total identifiable intangible assets	$52.0		$134.0
Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the OnX acquisition and Hawaiian Telcom merger is 14.3 years.

Form 10-Q Part I	Cincinnati Bell Inc.

The goodwill for OnX is attributable to increased access to a diversified customer base and acquired workforce in the United States, Canada and the United Kingdom. The amount of goodwill related to OnX that is expected to be deductible for income tax purposes is $2.3 million.
Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the three and nine months ended September 30, 2018 and 2017 as if the acquisition of OnX, and the merger of Hawaiian Telcom, had taken place as of the beginning of fiscal year 2016 and 2017, respectively. These proforma results include adjustments related to the financing of the acquisitions, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisitions, and reflects the related income tax effect and change in tax status. Revenue has been retrospectively adjusted for the adoption of ASC 606 to reflect hardware revenue in the Infrastructure Solutions category net of related cost of products. ASC 606 was not applied to the year ended December 31, 2017 for Hawaiian Telcom results because they utilized the modified retrospective method of adoption. Reported amounts for 2017 could be materially different if Hawaiian Telcom had adopted the standard using the full retrospective method of adoption.
The pro forma information does not necessarily reflect the actual results of operations had the merger or acquisition been consummated at the beginning of the annual reporting period indicated, nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the merger or acquisition or (ii) transaction or integration costs relating to the merger or acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(dollars in millions, except per share amounts)
Revenue	$386.7	$397.2	$1,157.5	$1,194.6
Net loss applicable to common shareholders	(20.3)	(100.9)	(57.0)	(62.8)
Earnings per share:
Basic and diluted loss per common share	$(0.41)	$(2.02)	$(1.27)	$(1.26)
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

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware	Entertainment and Communications	Total Company
(dollars in millions)
Goodwill, balance as of December 31, 2017	$148.8	$2.2	$151.0
Activity during the year
Adjustments to prior year acquisitions	0.7	—	0.7
Mergers	—	7.6	7.6
Currency translations	(1.3)	—	(1.3)
Goodwill, balance as of September 30, 2018	$148.2	$9.8	$158.0
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups CLEC revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. As a result of the change, $9.7 million of goodwill related to CBTS Technology Solutions LLC ("CBTS TS") was reclassified from the Entertainment and Communications segment to the IT Services and Hardware segment for the period ending December 31, 2017. For further information related to these business segments see Note 14.

During the nine months ended September 30, 2018, goodwill in the Entertainment and Communications segment increased by $7.6 million due to the merger of Hawaiian Telcom. For further information related to the merger see Note 4.

No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2018 and 2017.
Intangible Assets
The Company’s intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.9	$(15.3)	$125.6	$116.0	$(8.9)	$107.1
Trade names	41.3	(1.9)	39.4	15.9	(0.4)	15.5
Technology	9.9	(1.0)	8.9	9.9	(0.2)	9.7
Total	$192.1	$(18.2)	$173.9	$141.8	$(9.5)	$132.3
(a) Change in gross carrying amounts is due to foreign currency translation on intangible assets related to OnX and intangible assets acquired in conjunction with the merger of Hawaiian Telcom. See Note 4 for further information.

Amortization expense for intangible assets subject to amortization was $3.8 million and $8.7 million for the three and nine months ended September 30, 2018, respectively. Amortization expense for the three and nine months ended September 30, 2017 was insignificant. No impairment losses were recognized for the three and nine months ended September 30, 2018 and 2017.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8	to	15	years
Trade names	10	to	15	years
Technology			10	years

Form 10-Q Part I	Cincinnati Bell Inc.

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2018	$3.7
2019	14.8
2020	14.5
2021	14.3
2022	14.0
Thereafter	112.6
Total	$173.9

6.    Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2018	2017
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Capital lease obligations and other debt	12.3	12.4
Current portion of long-term debt	18.3	18.4
Long-term debt, less current portion:
Receivable Facility	144.2	—
Credit Agreement - Tranche B Term Loan due 2024	594.0	594.0
Credit Agreement - Revolving Credit Facility	50.0	—
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Cincinnati Bell Telephone Notes	87.9	87.9
Capital lease obligations and other debt	62.5	70.5
	1,935.9	1,749.7
Net unamortized premium	1.7	1.9
Unamortized note issuance costs	(28.2)	(22.3)
Long-term debt, less current portion	1,909.4	1,729.3
Total debt	$1,927.7	$1,747.7

Credit Agreement

The Company had $50.0 million of outstanding borrowings on the Credit Agreement's revolving credit facility, leaving $150.0 million available for borrowings as of September 30, 2018. This revolving credit facility expires in October 2022.

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

Accounts Receivable Securitization Facility

As of September 30, 2018, the Company had $144.2 million in borrowings and $7.1 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility"), leaving $6.3 million remaining availability from the total borrowing capacity of $157.6 million. In the second quarter of 2018, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2019. The amended Receivables Facility extends the termination date to May 2021 and includes an option to sell certain receivables on a non-recourse basis. As of September 30, 2018, the Company has not exercised its option to sell such accounts receivable. In the event the Receivables Facility is not renewed, the Company has the ability to refinance any outstanding borrowings with borrowings under the Credit Agreement. Under the terms of the Receivables Facility, the Company could obtain up to $250.0 million depending on the quantity and quality of accounts receivable. Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"). Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company.

Other Financing Arrangements

The IT Services and Hardware segment entered into a lease in June 2018 for a building to use in its data center operations. Structural improvements were made to these leased facilities in excess of normal tenant improvements and, as such, we are deemed the accounting owner of these facilities. As of September 30, 2018, the liability related to these financing arrangements was $5.2 million, which was recognized within "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

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

Interest Rate Swaps
The Company uses interest rate swap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between parties. The Company has one forward starting non-amortizing interest rate swap with a total notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 and expires in June 2023. The interest rate swap results in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement (see Note 6). During the next twelve months, the Company estimates that $1.0 million will be reclassified as an increase to interest expense.

The Company has agreements with its derivative financial instrument counter-parties that contain provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financial instrument obligations. The Company minimizes this risk by evaluating the creditworthiness of our counter-parties, which are limited to major banks and financial institutions.

Upon inception, the interest rate swap was designated as a cash flow hedge under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive income (loss). The fair value of the interest rate swap is categorized as Level 2 in the fair value hierarchy as it is based on well-recognized financial principles and available market data. As of September 30, 2018, the fair value of the interest rate swap was $0.2 million and is recorded in the Condensed Consolidated Balance Sheets as of September 30, 2018 as follows:

			September 30, 2018
(dollars in millions)	Balance Sheet Location	September 30, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other noncurrent assets	$1.2	$—	$1.2	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$1.0	$—	$1.0	$—

Form 10-Q Part I	Cincinnati Bell Inc.

The amount of gains recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

Three Months Ended
September 30,
(dollars in millions)	2018
Interest Rate Swap	$2.1
The amount of losses reclassified from AOCI into earnings is as follows:

Three Months Ended
September 30,
(dollars in millions)	2018
Interest Rate Swap	$(0.6)
Disclosure on Financial Instruments
The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2018 and December 31, 2017, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,881.1	$1,802.6	$1,687.1	$1,687.5
Other financing arrangements	5.2	5.4	—	—
*Excludes capital leases and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2018 and December 31, 2017, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2018, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-Q Part I	Cincinnati Bell Inc.

8.    Plant, Property and Equipment

	September 30,	December 31,
(dollars in millions)	2018	2017
Land and rights-of-way	$117.3	$4.3
Buildings and leasehold improvements	304.3	179.1
Network equipment	3,849.3	3,339.4
Office software, furniture, fixtures and vehicles	210.8	162.5
Construction in process	48.5	14.7
Gross value	4,530.2	3,700.0
Accumulated depreciation	(2,699.2)	(2,571.0)
Property, plant and equipment, net	$1,831.0	$1,129.0
Depreciation expense on property, plant and equipment totaled $71.7 million and $168.9 million, respectively, for the three and nine months ended September 30, 2018 and $47.3 million and $140.0 million, respectively, for the three and nine months ended September 30, 2017. Property, plant and equipment preliminarily increased by $701.8 million as a result of the merger of Hawaiian Telcom. See Note 4 for further information related to the merger. The portion of depreciation expense associated with cost of services and products was 82% for the nine months ended September 30, 2018, and 85% for the nine months ended September 30, 2017.
No asset impairment losses were recognized during the three and nine months ended September 30, 2018 and 2017 on property, plant and equipment.
As of September 30, 2018 and December 31, 2017, the Company had $112.1 million and $112.0 million, respectively, of assets accounted for as capital leases including network equipment, office software, furniture, fixtures, vehicles, buildings and building equipment. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Condensed Consolidated Statements of Operations.

9.    Commitments and Contingencies
Operating Lease Commitments

The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $4.1 million and $10.8 million, respectively, for the three and nine months ended September 30, 2018 and $2.4 million and $7.4 million, respectively, for the three and nine months ended September 30, 2017. Certain facility leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At September 30, 2018, future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms for the next five years are as follows:

(dollars in millions)
Three months ended December 31, 2018	$2.3
2019	7.9
2020	6.4
2021	4.2
2022	3.2
Thereafter	24.2
Total	$48.2

Form 10-Q Part I	Cincinnati Bell Inc.

Asset Retirement Obligations
Asset retirement obligations exist for certain assets. In conjunction with the merger of Hawaiian Telcom, the Company recognized certain asset retirement obligations related to underground tanks and environmental remediation that will occur prior to the retirement of certain assets. These obligations are recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. Additionally, the Company recognizes certain asset retirement obligations related to data center leases which are recorded in "Accounts payable" in the Condensed Consolidated Balance Sheets. The following table presents the activity for the Company’s asset retirement obligations:

September 30,
(dollars in millions)	2018
Balance, beginning of period	$2.3
Liabilities assumed in purchase accounting	6.6
Accretion expense	0.1
Balance, end of period	$9.0
Trans-Pacific Submarine Cable

Commensurate to the merger of Hawaiian Telcom, the Company gained access to the SEA-US cable. In August 2014, Hawaiian Telcom joined several other telecommunication companies to form a consortium to build and operate the SEA-US cable. The total system cost was $235.0 million and was primarily composed of a supply contract with the lead contractor. The Company has a fractional ownership in the system and recognizes its fractional share at cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017. During the three months ended September 30, 2018, the Company incurred costs of $1.7 million, primarily to the cable contractor for construction, with all such costs capitalized.

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. As of September 30, 2018, the Company has a remaining obligation related to the sale of capacity and other services for $23.5 million, which was previously received in up-front payments. The Company is recognizing revenue for the circuits on a straight-line basis over the contract term.

Joint-Owned Utility Poles

The Company has a separate agreement for the joint ownership and maintenance of utility poles on Oahu, Maui, Hawaii and Kauai with the electric utilities and other third parties, such as the State of Hawaii.  The agreements set forth procedures for establishing and maintaining a jointly owned aerial infrastructure including such things as pole installation and replacement and the sharing of costs among the joint pole owners. The agreements define the apportionment of costs for work done by one joint pole owner to be shared by the other joint pole owners. Traditionally, the electric utilities have initiated a majority of the work in maintaining, replacing and installing the jointly-owned poles and have billed the other joint pole owners for their respective share of the costs. The Company has a dispute with the common owner of the utilities in three of the counties, the Hawaiian Electric Companies (“HEC”), regarding the necessity of some of the work initiated and the unit cost used to calculate their share of the capitalized costs.

For the dispute involving the utility serving the City and County of Honolulu, a dispute resolution process was initiated as specified by the joint pole agreement. For the dispute involving jointly owned poles in the County of Hawaii, a complaint for payment was filed by the utility with the State court in 2016. In April 2018, Hawaiian Telcom agreed to settle the disputes with HEC and entered into agreements for selling its ownership of the poles and related responsibilities to the three utilities while becoming a lessee for attachment space on the same poles. In October 2018, the Company was notified that the Hawaii Public Utilities Commission had approved the joint pole agreement without any new conditions other than those already agreed to by the companies. The joint pole agreement approved by the Hawaii Public Utilities Commission provides for transfer of the Company’s ownership responsibility of the poles to HEC and the Company will pay a fixed annual fee to HEC for use of the poles.

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Pension and Postretirement Plans
As of September 30, 2018, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati ("Cincinnati Plans"), and one noncontributory defined benefit plan, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees ("Hawaii Plans").
Based on current assumptions, contributions to the Cincinnati qualified and non-qualified pension plans in 2018 are expected to be approximately $4 million and $3 million, respectively, and contributions to the Hawaii qualified pension plans in 2018 are expected to be approximately $5 million. Management expects to make cash payments related to the Cincinnati postretirement health plan of approximately $9 million, and cash payments of approximately $0.8 million to the Hawaii postretirement plan in 2018.

For the nine months ended September 30, 2018, contributions to the pension plans were $11.0 million, inclusive of contributions to the Hawaii pension plans of $5.0 million in the three months ended September 30, 2018. For the nine months ended September 30, 2018, contributions to the postretirement plans were $6.2 million, inclusive of contributions to the Hawaii postretirement plan of $0.4 million.
Cincinnati Plans
For the three and nine months ended September 30, 2017, approximately 13% of the costs, respectively, were capitalized as a component of property, plant and equipment related to construction of our copper and fiber networks. In accordance with ASU 2017-07, retrospectively adopted effective January 1, 2018, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis, which was immaterial for the three and nine months ended September 30, 2018.
For the three and nine months ended September 30, 2018 and 2017, pension and postretirement benefit costs (benefits) were as follows:

	Three Months Ended September 30,
	2018	2017	2018	2017
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.2	4.9	0.8	0.8
Expected return on plan assets	(6.2)	(6.5)	—	—
Amortization of:
Prior service benefit	—	—	(0.7)	(1.2)
Actuarial loss	4.2	4.3	1.0	1.2
Total amortization	4.2	4.3	0.3	—
Pension / postretirement costs	$2.2	$2.7	$1.2	$0.9

Form 10-Q Part I	Cincinnati Bell Inc.

	Nine Months Ended September 30,
	2018	2017	2018	2017
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	12.5	14.6	2.4	2.4
Expected return on plan assets	(18.6)	(19.5)	—	—
Amortization of:
Prior service benefit	—	—	(2.3)	(3.4)
Actuarial loss	12.7	13.1	3.1	3.5
Total amortization	12.7	13.1	0.8	0.1
Pension / postretirement costs	$6.6	$8.2	$3.4	$2.7

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.
Hawaii Plans
Upon completion of the Hawaiian Telcom merger, Cincinnati Bell assumed sponsorship of Hawaiian Telcom's pension plans.
The Company sponsors a defined benefit pension plan, with benefits frozen as of March 1, 2012, and postretirement health and life insurance benefits for union employees. The Company also sponsors a cash balance pension plan for nonunion employees, with benefits frozen as of April 1, 2007, and certain management employees receive postretirement health and life insurance under grandfathered provisions of a formerly active plan.
The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations as of the acquisition date:

	Pension Benefits	Postretirement and Other Benefits
	2018	2018
Discount rate	4.14%	4.22%
The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation as of the acquisition date is shown below:

2018
Healthcare cost trend	7.0%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.0%
Year the rates reach the ultimate trend rate	2026

Form 10-Q Part I	Cincinnati Bell Inc.

The following provides the components of benefit costs (income) for the applicable periods (dollars in thousands):

	Three Months Ended September 30, 2018
(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Service cost	$—	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	1.7	0.5
Expected return on plan assets	(2.5)	—
Pension / postretirement costs	$(0.8)	$0.7

11.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2017	$14.4	$0.1	$14.5
Charges	0.3	—	0.3
Utilizations	(7.3)	—	(7.3)
Balance as of March 31, 2018	7.4	0.1	7.5
Charges	3.8	0.8	4.6
Utilizations	(0.9)	—	(0.9)
Balance as of June 30, 2018	10.3	0.9	11.2
Hawaiian Telcom opening balance sheet adjustment	3.8	—	3.8
Charges	—	—	—
Utilizations	(6.4)	(0.1)	(6.5)
Balance as of September 30, 2018	$7.7	$0.8	$8.5
An adjustment of $3.8 million was recorded for certain employees who received severance due to the change of control clause within their employment agreements that was triggered at the time of the merger of Hawaiian Telcom. Headcount related restructuring and severance charges of $4.1 million were recorded in the nine months ended September 30, 2018 and are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized. During the three and nine months ended September 30, 2018, the Company made severance payments related to employee separations associated with initiatives to reduce costs within our legacy copper network in the Entertainment and Communications segment, as well as headcount reductions in our IT Services and Hardware segment related to the integration with OnX.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2020.

Form 10-Q Part I	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total
Balance as of December 31, 2017	$12.3	$2.2	$14.5
Charges	—	0.3	0.3
Utilizations	(5.7)	(1.6)	(7.3)
Balance as of March 31, 2018	6.6	0.9	7.5
Charges	—	4.6	4.6
Utilizations	(0.3)	(0.6)	(0.9)
Balance as of June 30, 2018	6.3	4.9	11.2
Hawaiian Telcom opening balance sheet adjustment	3.8	—	3.8
Charges	—	—	—
Utilizations	(3.4)	(3.1)	(6.5)
Balance as of September 30, 2018	$6.7	$1.8	$8.5
At September 30, 2018 and December 31, 2017, $6.5 million and $12.0 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At September 30, 2018 and December 31, 2017, $2.0 million and $2.5 million, respectively, were included in "Other noncurrent liabilities."

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Income Taxes
As of September 30, 2018, the Company had a net deferred tax asset of $49.2 million compared to $1.0 million as of December 31, 2017. Commensurate to the merger of Hawaiian Telcom, net deferred tax assets of $44.3 million were recorded. The main components of the net deferred tax asset from the merger included $41.4 million of deferred tax liabilities related to fixed assets, $11.7 million of deferred tax assets related to pension and postretirement benefits, and $62.2 million of net operating tax loss carryforwards. Prior to the merger, Hawaiian Telcom had a full valuation allowance against all of their deferred tax assets. Deferred tax balances were re-established in the opening balance sheet as the deferred taxes recorded at the time of the merger are considered more likely than not to be utilized.
As of September 30, 2018, the Company had U.S. federal net operating loss carryforwards of $590.1 million with a deferred tax asset value of $123.9 million. U.S. tax laws limit annual utilization of tax loss carryforwards of acquired entities and losses generated in years prior to 2018. Approximately $130 million of the remaining federal tax loss carryforwards will expire in 2023. Tax law limitations should not materially impact utilization of the loss carryforwards.
13.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the nine months ended September 30, 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Gain on Cash Flow Hedge		Foreign Currency Translation Loss	Total
Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
Reclassifications, net	10.5	(a)	—		—	10.5
Unrealized gain on cash flow hedge arising during the period, net	—		0.1	(b)	—	0.1
Foreign currency loss	—		—		(2.6)	(2.6)
Balance as of September 30, 2018	$(162.6)		$0.1		$(3.2)	$(165.7)

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense" on the Condensed Consolidated Statements of Operations. See Note 10 for further disclosures.

(b)
The unrealized gain on cash flow hedge represents the change in the fair value of the derivative instrument that occurred during the period, net of tax. This unrealized gain is recorded in "Other noncurrent assets" and "Other current liabilities" on the Condensed Consolidated Balance Sheets. See Note 7 for further disclosures.

Form 10-Q Part I	Cincinnati Bell Inc.

14.    Business Segment Information
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

In July 2018, the Company acquired Hawaiian Telcom. Based on the nature of the products and services offered, financial results are presented in either the Entertainment and Communications segment or the IT Services and Hardware segment.

The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Entertainment and Communications segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. These products are used to transport large amounts of data over private networks. Video services provide our Fioptics customers access to over 400 entertainment channels, over 140 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a Fioptics live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer long distance, switched access and digital trunking. Other services consists of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance and information services.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Revenue
Entertainment and Communications	$253.4	$175.0	$601.5	$531.1
IT Services and Hardware	141.1	87.0	397.0	252.8
Intersegment	(7.8)	(6.5)	(19.3)	(19.4)
Total revenue	$386.7	$255.5	$979.2	$764.5
Intersegment revenue
Entertainment and Communications	$6.5	$5.4	$16.4	$16.1
IT Services and Hardware	1.3	1.1	2.9	3.3
Total intersegment revenue	$7.8	$6.5	$19.3	$19.4
Operating income (loss)
Entertainment and Communications	$25.0	$28.7	$79.1	$63.2
IT Services and Hardware	7.3	3.9	8.5	3.3
Corporate	(17.8)	(16.7)	(28.7)	(28.0)
Total operating income	$14.5	$15.9	$58.9	$38.5
Expenditures for long-lived assets*
Entertainment and Communications	$276.3	$38.8	$335.7	$131.1
IT Services and Hardware	7.4	4.2	21.8	26.7
Total expenditures for long-lived assets	$283.7	$43.0	$357.5	$157.8
Depreciation and amortization
Entertainment and Communications	$65.6	$41.2	$147.5	$121.0
IT Services and Hardware	9.9	6.1	30.0	19.0
Corporate	—	—	0.1	0.1
Total depreciation and amortization	$75.5	$47.3	$177.6	$140.1
* Includes cost of acquisitions
	September 30,	December 31,
(dollars in millions)	2018	2017
Assets
Entertainment and Communications	$1,898.6	$1,111.4
IT Services and Hardware	450.9	482.7
Corporate and eliminations	310.0	593.5
Total assets	$2,659.5	$2,187.6

Form 10-Q Part I	Cincinnati Bell Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2018, and the results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results for interim periods may not be indicative of results for the full year or any other interim period.

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
On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"). The UCaaS, hardware, and enterprise long distance services provided by the Hawaiian Telcom business are included within the IT Services and Hardware Segment. The Entertainment and Communications segment includes products delivered by Hawaiian Telcom such as high-speed internet access, digital subscriber lines, ethernet, dedicated internet access, IRU, video, traditional voice lines, consumer long distance and digital trunking.
Consolidated revenue totaling $386.7 million and $979.2 million for the three and nine months ended September 30, 2018, respectively, increased $131.2 million and $214.7 million compared to the same periods in 2017 primarily due to the merger and acquisitions completed in 2018 and 2017, respectively. The merger of Hawaiian Telcom contributed $87.1 million of revenue in the three months ended September 30, 2018. The acquisition of OnX Holdings LLC ("OnX") in 2017 contributed $49.3 million and $139.9 million of revenue in the three and nine months ended September 30, 2018, respectively. In addition to revenue growth from these merger and acquisition transactions, an increase in revenue due to the demand for our fiber offerings was offset by a decline in Legacy revenue. Fioptics revenue increased $7.3 million and $24.9 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Legacy revenue in Cincinnati decreased $9.1 million and $31.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Operating income was $14.5 million for the three months ended September 30, 2018, down $1.4 million compared to the prior year. The contribution from incremental OnX and Hawaiian Telcom revenue was offset by increased depreciation, amortization, and Selling, General and Administrative ("SG&A") expense, also related to the acquisition of OnX and merger of Hawaiian Telcom. Operating income was $58.9 million for the nine months ended September 30, 2018, up $20.4 million compared to the same period in 2017 primarily due to a decline in restructuring and severance related charges. Restructuring and severance related charges were incurred for the three months ended March 31, 2017 in order to reduce field and network costs associated with our legacy copper network.
Loss before income taxes totaled $21.0 million and $45.8 million for the three and nine months ended September 30, 2018, respectively, resulting in an increase in the loss as compared to the comparable periods. The increased loss before income taxes in both periods is primarily due to increased interest expense related to additional debt acquired to fund the acquisition of OnX in October 2017, and the merger of Hawaiian Telcom in July 2018. In addition, a gain on the sale of our investment in CyrusOne of $117.7 million was recorded in the first quarter of 2017, contributing to the $134.2 million decrease for the nine months ended September 30, 2018 as compared to the same period in 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups Competitive Local Exchange Carrier ("CLEC") revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 segment disclosures. See Note 14 to the Condensed Consolidated Financials for all required disclosures.

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
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenue
Entertainment and Communications	$246.9	$169.6	$77.3	46%	$585.1	$515.0	$70.1	14%
IT Services and Hardware	139.8	85.9	53.9	63%	394.1	249.5	144.6	58%
Total revenue	$386.7	$255.5	$131.2	51%	$979.2	$764.5	$214.7	28%
Entertainment and Communications revenue increased for the three and nine months ended September 30, 2018, respectively, due to the merger of Hawaiian Telcom. Hawaiian Telcom revenue of $77.5 million, along with growth in Fioptics in Cincinnati, offset the declines experienced in Legacy revenue in Cincinnati in both comparable periods. IT Services and Hardware revenue increased primarily due to the acquisition of OnX that closed in the fourth quarter of 2017, and to a lesser extent, the merger of Hawaiian Telcom.
Operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of services and products
Entertainment and Communications	$117.5	$74.4	$43.1	58%	$271.7	$225.8	$45.9	20%
IT Services and Hardware	80.2	52.6	27.6	52%	227.7	154.2	73.5	48%
Total cost of services and products	$197.7	$127.0	$70.7	56%	$499.4	$380.0	$119.4	31%
Entertainment and Communications costs increased compared to the same periods in the prior year as a result of the merger of Hawaiian Telcom as well as increases in video content costs due to higher rates charged by our content providers. Increases in both comparable periods are partially offset by lower payroll and benefits costs related to Cincinnati-based operations. Additionally, there was a reduction in costs due to the one-time project that was recorded in the second quarter of the prior year. Lower payroll and benefits costs are related to headcount reductions made during restructuring initiatives that were executed in 2017. IT Services and Hardware costs primarily increased due to higher headcount as a result of the acquisition of OnX, and to a lesser extent, the merger of Hawaiian Telcom.

Form 10-Q Part I	Cincinnati Bell Inc.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$44.0	$29.5	$14.5	49%	$100.1	$90.6	$9.5	10%
IT Services and Hardware	37.3	19.0	18.3	96%	109.8	58.2	51.6	89%
Corporate	4.4	4.7	(0.3)	(6)%	10.3	13.5	(3.2)	(24)%
Total selling, general and administrative	$85.7	$53.2	$32.5	61%	$220.2	$162.3	$57.9	36%
Entertainment and Communications SG&A costs increased in the three and nine months ended September 30, 2018 compared to the same periods in the prior year primarily due to the merger of Hawaiian Telcom. Hawaiian Telcom contributed SG&A expense of $16.0 million in both comparable periods. This increase was partially offset by lower payroll costs in Cincinnati that are a result of headcount reductions from restructuring initiatives that were executed in 2017 and 2016. IT Services and Hardware SG&A costs were up primarily due to OnX and Hawaiian Telcom contributing additional headcount, as well as other costs such as rent and professional fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$65.6	$41.2	$24.4	59%	$147.5	$121.0	$26.5	22%
IT Services and Hardware	9.9	6.1	3.8	62%	30.0	19.0	11.0	58%
Corporate	—	—	—	n/m	0.1	0.1	—	—%
Total depreciation and amortization expense	$75.5	$47.3	$28.2	60%	$177.6	$140.1	$37.5	27%
Entertainment and Communications depreciation and amortization expense increased in both comparable periods as a result of expanding our fiber-based network, as well as increased property, plant, and equipment obtained in the merger of Hawaiian Telcom. The increase in IT Services and Hardware depreciation and amortization expense in both comparable periods is primarily related to the amortization of intangible assets acquired as part of the SunTel and OnX acquisitions, as well as depreciation expense related to the property, plant and equipment obtained in these acquisitions.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$—	$—	$—	n/m	$4.9	$29.2	$(24.3)	(83)%
Transaction and integration costs	13.3	12.1	1.2	10%	18.2	14.4	3.8	26%
Total other operating costs	$13.3	$12.1	$1.2	10%	$23.1	$43.6	$(20.5)	(47)%
Headcount-related restructuring and severance charges of $4.1 million recorded in the nine months ended September 30, 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized. Restructuring and severance-related charges incurred by both segments in 2017 relate to company initiated reorganizations of the business in order to more appropriately align the Company for future growth. Additionally, restructuring and severance-related charges incurred by the Entertainment and Communications segment during the nine months ended September 30, 2017 were related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.

Form 10-Q Part I	Cincinnati Bell Inc.

Transaction costs recorded in the Corporate segment in 2018 are due to the acquisition of OnX that closed in the fourth quarter of 2017 as well as the merger of Hawaiian Telcom that closed in July of 2018. Transaction and integration costs recorded in 2017 are primarily due to costs associated with the acquisition of SunTel Services in the first quarter of 2017 as well as the merger agreement with Hawaiian Telcom and acquisition agreement with OnX, both of which were committed to in July 2017.
Non-operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Non-operating costs
Interest expense	$33.7	$18.8	$14.9	79%	$96.3	$54.9	$41.4	75%
Loss on extinguishment of debt	—	—	—	n/m	1.3	—	1.3	n/m
Other components of pension and postretirement benefit plans expense	3.0	3.0	—	—%	9.5	9.4	0.1	1%
Gain on sale of Investment in CyrusOne	—	—	—	n/m	—	(117.7)	117.7	n/m
Other (income) expense, net	(1.2)	4.5	(5.7)	n/m	(2.4)	3.5	(5.9)	n/m
Income tax (benefit) expense	(3.3)	0.6	(3.9)	n/m	(6.0)	36.5	(42.5)	n/m
Interest expense increased for the three and nine months ended September 30, 2018 compared to the same periods in the prior year due to the Company entering into the $600.0 million Tranche B Term Loan due 2024, as well as issuing $350.0 million 8% Senior Notes in the fourth quarter of 2017. The Company repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its old Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024.
The Company recognized a realized gain of $117.7 million on the sale of 2.8 million CyrusOne common shares in the first quarter of 2017.

Other expense in 2017 is primarily due to an impairment charge recorded in the three months ended September 30, 2017 related to an equity method investment.
Income tax expense decreased year over year primarily due to lower income before tax, as well as the lower federal statutory tax rate due to tax reform. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB in Hawaii (collectively, "Consumer/SMB"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu.

Consumer/SMB products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 73% of Greater Cincinnati and to 65% of the island of Oahu.
Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU, and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method due to its ability to support multiple applications on a single physical connection.
Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Revenue:
Data	$116.0	$85.3	$30.7	36%	$285.3	$259.8	$25.5	10%
Video	52.4	37.7	14.7	39%	131.3	110.5	20.8	19%
Voice	76.8	48.9	27.9	57%	169.8	151.1	18.7	12%
Other	8.2	3.1	5.1	n/m	15.1	9.7	5.4	56%
Total Revenue	253.4	175.0	78.4	45%	601.5	531.1	70.4	13%
Operating costs and expenses:
Cost of services and products	118.8	75.7	43.1	57%	274.8	229.7	45.1	20%
Selling, general and administrative	44.0	29.4	14.6	50%	100.1	90.5	9.6	11%
Depreciation and amortization	65.6	41.2	24.4	59%	147.5	121.0	26.5	22%
Restructuring and severance charges	—	—	—	n/m	—	26.7	(26.7)	n/m
Total operating costs and expenses	228.4	146.3	82.1	56%	522.4	467.9	54.5	12%
Operating income	$25.0	$28.7	$(3.7)	(13)%	$79.1	$63.2	$15.9	25%
Operating margin	9.9%	16.4%		(6.5) pts	13.2%	11.9%		1.3 pts
Capital expenditures	$62.3	$38.8	$23.5	61%	$121.7	$131.1	$(9.4)	(7)%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	September 30,
Metrics information (in thousands):	2018	2017	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	196.8	174.2	22.6	13%
Internet FTTN*	39.8	47.0	(7.2)	(15)%
Total Fioptics Internet	236.6	221.2	15.4	7%
Video
Video FTTP	115.6	113.5	2.1	2%
Video FTTN	25.9	30.0	(4.1)	(14)%
Total Fioptics Video	141.5	143.5	(2.0)	(1)%
Voice
Fioptics Voice Lines	107.0	104.7	2.3	2%
Fioptics Units Passed
Units passed FTTP	459.1	423.6	35.5	8%
Units passed FTTN	139.5	141.1	(1.6)	(1)%
Total Fioptics units passed	598.6	564.7	33.9	6%

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,331	3,733	598	16%

Legacy
Data
DSL	74.1	86.7	(12.6)	(15)%
Voice
Legacy Voice Lines	232.7	271.6	(38.9)	(14)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

September 30,
Metrics information (in thousands):	2018
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	49.5
Internet FTTN*	14.5
Total Consumer / SMB Fiber Internet	64.0
Video
Video FTTP	33.3
Video FTTN	15.3
Total Consumer / SMB Fiber Video	48.6
Voice
Consumer / SMB Fiber Voice Lines	29.9
Consumer / SMB Fiber Units Passed **
Units passed FTTP	163.6
Units passed FTTN	73.3
Total Consumer / SMB Fiber units passed	236.9

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	1,948

Legacy
Data
DSL	50.4
Voice
Legacy Voice Lines	203.4

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
** Includes units passed for both consumer and business on Oahu and neighboring islands.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Revenue

	Three Months Ended September 30,
	2018			2017
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$36.0	$6.3	$42.3	$32.5	$—	$32.5
Video	40.7	11.7	52.4	37.7	—	37.7
Voice	9.4	2.7	12.1	8.6	—	8.6
Other	0.3	0.1	0.4	0.3	—	0.3
	86.4	20.8	107.2	79.1	—	79.1
Enterprise Fiber
Data	21.0	8.7	29.7	20.5	—	20.5
Legacy
Data	27.5	16.5	44.0	32.3	—	32.3
Voice	35.0	29.7	64.7	40.3	—	40.3
Other	3.8	4.0	7.8	2.8	—	2.8
	66.3	50.2	116.5	75.4	—	75.4
Total Entertainment and Communications revenue	$173.7	$79.7	$253.4	$175.0	$—	$175.0

	Nine Months Ended September 30,
	2018			2017
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$106.0	$6.3	$112.3	$93.4	$—	$93.4
Video	119.6	11.7	131.3	110.5	—	110.5
Voice	28.0	2.7	30.7	24.8	—	24.8
Other	0.9	0.1	1.0	0.9	—	0.9
	254.5	20.8	275.3	229.6	—	229.6
Enterprise Fiber
Data	62.8	8.7	71.5	65.5	—	65.5
Legacy
Data	85.0	16.5	101.5	100.9	—	100.9
Voice	109.4	29.7	139.1	126.3	—	126.3
Other	10.1	4.0	14.1	8.8	—	8.8
	204.5	50.2	254.7	236.0	—	236.0
Total Entertainment and Communications revenue	$521.8	$79.7	$601.5	$531.1	$—	$531.1

* Represents Fioptics in Cincinnati.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Fioptics Cincinnati and Consumer/SMB Hawaii (collectively, "Consumer/SMB")
Consumer/SMB revenue increased by $28.1 million for the three months ended September 30, 2018, compared to the same period a year ago, primarily due to revenue contributed by Hawaiian Telcom of $20.8 million. Hawaiian Telcom adds 48,600 video subscribers, 64,000 internet subscribers and 29,900 voice subscribers. The remaining revenue increase is due to increases in the internet and voice subscriber base, as well as rate favorability across all products in Cincinnati. The subscriber base of internet and voice in Cincinnati increased by 7% and 2%, respectively, and Average Revenue Per User ("ARPU") on a year to date basis increased for internet, voice, and video by 3%, 6% and 5%, respectively, compared to the prior year. ARPU increases are related to price increases for internet, voice, and video, as well as the change in the mix of subscribers for video. Consumer/SMB revenue increased by $45.7 million for the nine months ended September 30, 2018, compared to the same period in the prior year as a result of the same trends impacting the quarter.
Enterprise Fiber
Enterprise Fiber revenue increased year over year primarily due to incremental revenue of $8.7 million from Hawaiian Telcom, which includes revenue from SEA-US cable, metro-ethernet and dedicated internet access. The increase in revenue contributed by Hawaiian Telcom for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was partially offset due to a one-time project that was completed in the second quarter of 2017 in the amount of $5.4 million. Offsetting the decline from the one-time project in the prior year are increases in revenue related to enterprise customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 16% increase in Ethernet Bandwidth in Cincinnati.
Legacy
Legacy revenue increased in both the three and nine months ended September 30, 2018 compared to the same periods in the prior year due to incremental revenue from Hawaiian Telcom of $50.2 million. Hawaiian Telcom adds 50,400 DSL subscribers and 203,400 voice subscribers. Increased revenue generated by Hawaiian Telcom was partially offset in both comparable periods due to declines in both voice lines and DSL subscribers. Voice lines in Cincinnati have declined 14% compared to the three months ended September 30, 2017, as the traditional voice lines become less relevant. DSL subscribers in Cincinnati have decreased by 15% as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline in both comparable periods as customers migrate away from these solutions to fiber-based solutions. Switched access also continues to decline in part due to the Federal Communications Commission mandated reductions in rates for terminating switched access.
Operating Costs and Expenses
Cost of services and products increased $43.1 million and $45.1 million in the three and nine months ended September 30, 2018, respectively, compared to the prior year comparable periods. Hawaiian Telcom contributed $40.9 million to cost of services and products in both the three and nine months ended September 30, 2018. The remaining increase after considering the impact of the merger is $2.2 million for the three months ended September 30, 2018 and $4.2 million for the nine months ended September 30, 2018. These increases are primarily due to higher programming costs of $2.6 million for the three months ended September 30, 2018 and $11.4 million for the nine months ended September 30, 2018. Higher programming costs are the result of higher rates charged by content providers. The increase in programming costs was partially offset by lower payroll costs. Payroll related costs decreased $1.2 million and $5.5 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Payroll related costs are down due to reduced headcount as a result of the restructuring that took place in the first quarter of 2017. Additionally, in the first quarter of 2017, costs associated with a large one-time project were recognized, further offsetting the year over year increase in programming charges.
SG&A expenses increased by $14.6 million and $9.6 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Hawaiian Telcom contributed $16.0 million in both the three and nine months ended September 30, 2018. The increase contributed by Hawaiian Telcom was offset by decreased payroll related costs as a result of the restructuring that took place in the first quarter of 2017. Payroll related costs were down $0.8 million and $4.6 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year. Bad debt expense was also down by $0.3 million and $1.1 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year due to a stricter credit policy.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Depreciation and amortization expenses for the three and nine months ended September 30, 2018 increased compared to the prior year comparable periods primarily due to the merger of Hawaiian Telcom, as well as the assets placed in service in connection with the expansion of our fiber network in Cincinnati. Hawaiian Telcom contributed $23.9 million of depreciation and amortization expense in 2018.
Restructuring and severance charges recorded in the first quarter of 2017 are related to a voluntary severance program for certain bargained employees to reduce field and network costs associated with our legacy copper network.
Capital Expenditures

	Three Months Ended September 30,
	2018			2017
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$10.1	$2.1	$12.2	$12.5	$—	$12.5
Installation	15.8	7.7	23.5	11.1	—	11.1
Other	2.7	0.6	3.3	1.6	—	1.6
Total Consumer / SMB Fiber	28.6	10.4	39.0	25.2	—	25.2

Enterprise Fiber	3.9	3.2	7.1	3.7	—	3.7
Other	8.9	7.3	16.2	9.9	—	9.9
Total Entertainment and Communications capital expenditures	$41.4	$20.9	$62.3	$38.8	$—	$38.8

	Nine Months Ended September 30,
	2018			2017
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$25.5	$2.1	$27.6	$43.9	$—	$43.9
Installation	33.3	7.7	41.0	39.5	—	39.5
Other	7.9	0.6	8.5	8.1	—	8.1
Total Consumer / SMB Fiber	66.7	10.4	77.1	91.5	—	91.5

Enterprise Fiber	11.6	3.2	14.8	12.4	—	12.4
Other	22.5	7.3	29.8	27.2	—	27.2
Total Entertainment and Communications capital expenditures	$100.8	$20.9	$121.7	$131.1	$—	$131.1
* Represents Fioptics in Cincinnati
Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the third quarter of 2018, we passed an additional 9,800 FTTP addresses in Cincinnati. As of September 30, 2018, the Company is able to provide its Fioptics services to 598,600 consumer and enterprise addresses, or 73% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $2.4 million and $18.4 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 due to passing fewer addresses with Fioptics, as well as the timing of expenditures. Cincinnati installation capital expenditures increased $4.7 million in the three months ended September 30, 2018 compared to the same period in 2017 due to the timing of expenditures. Cincinnati installation capital expenditures decreased $6.2 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to fewer activations in 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.
Capital expenditures in Hawaii for the three and nine months ended September 30, 2018 were $20.9 million. The Construction capital of $2.1 million relates to building out 4,477 new doors. Installation capital of $7.7 million primarily relates to new video installations. Enterprise fiber capital includes $0.6 million for light-up fees of additional SEA-US cable bandwidth, and the remaining is for new ethernet customers. Capital expenditures classified as Other include IT projects, real estate projects, and network upgrades or optimization projects.

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

Consulting services help customers assess their business and technology needs and provide the talent needed to ensure success. The Company is a premier provider of application services and IT staffing.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2018	2017	Change	% Change	2018	2017	Change	% Change
Revenue:
Consulting	$42.1	$16.1	$26.0	n/m	$120.0	$49.3	$70.7	n/m
Cloud	26.2	17.4	8.8	51%	71.8	57.5	14.3	25%
Communications	47.0	43.9	3.1	7%	129.1	120.7	8.4	7%
Infrastructure Solutions	25.8	9.6	16.2	n/m	76.1	25.3	50.8	n/m
Total revenue	141.1	87.0	54.1	62%	397.0	252.8	144.2	57%
Operating costs and expenses:
Cost of services and products	86.4	57.6	28.8	50%	243.1	169.0	74.1	44%
Selling, general and administrative	37.5	19.4	18.1	93%	110.5	59.0	51.5	87%
Depreciation and amortization	9.9	6.1	3.8	62%	30.0	19.0	11.0	58%
Restructuring and severance related charges	—	—	—	n/m	4.9	2.5	2.4	96%
Total operating costs and expenses	133.8	83.1	50.7	61%	388.5	249.5	139.0	56%
Operating income	$7.3	$3.9	$3.4	87%	$8.5	$3.3	$5.2	n/m
Operating margin	5.2%	4.5%		0.7 pts	2.1%	1.3%		0.8 pts
Capital expenditures	$7.4	$4.2	$3.2	76%	$19.0	$17.1	$1.9	11%

Metrics information: (as of September 30, 2018)	Communications	Communications	Communications	Consulting
	Hosted UCaaS Profiles*	NaaS Locations	SD - WAN Locations	Billable Resources
	223,311	1,101	488	999
* Includes 23,700 profiles from Hawaii
Revenue
IT Services and Hardware segment revenue increased $54.1 million and $144.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the comparable periods in 2017. Consulting and Infrastructure Solutions are the main contributors to this revenue increase, primarily due the acquisition of OnX. OnX contributed $27.8 million in Consulting revenue and $14.6 million in Infrastructure Solutions revenue for the three months ended September 30, 2018 and contributed $77.4 million in Consulting revenue and $42.6 million in Infrastructure Solutions revenue for the nine months ended September 30, 2018. Additionally, Hawaiian Telcom contributed $9.7 million in revenue for the three and nine months ended September 30, 2018, predominantly in Cloud and Communications. Increased revenue generated by OnX and Hawaiian Telcom was partially offset by declines in Consulting and Cloud for the nine months ended September 30, 2018 as compared to the comparable period in the prior year due to one significant customer in-sourcing more work rather than outsourcing it to the Company. These declines were offset by increases in Infrastructure and growth in UCaaS.
Operating Costs and Expenses
Cost of services and products is predominantly impacted by fluctuations in the headcount and contractors required to deliver the services within Consulting, Cloud and Communications. The increase of $28.8 million and $74.1 million in Cost of services and products for the three and nine months ended September 30, 2018, respectively, as compared to the prior year is related to the acquisition of OnX and the merger of Hawaiian Telcom and consists primarily of payroll and contract services costs.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
SG&A increased $18.1 million and $51.5 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. The acquisition of OnX contributed an increase of $16.5 million for the three months ended September 30, 2018 and $53.6 million for the nine months ended September 30, 2018. The merger of Hawaiian Telcom contributed an increase of $2.9 million for the three and nine months ended September 30, 2018.
Restructuring and severance charges of $4.1 million recorded in the nine months ended September 30, 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge of $0.8 million was recorded in the second quarter of 2018 associated with a lease abandonment related to an office space that will no longer be utilized.
Capital Expenditures
Capital expenditures are dependent on the timing of success-based projects. The increase in capital expenditures of $3.2 million in the three months ended September 30, 2018 and $1.9 million in the nine months ended September 30, 2018 is due to more of these types of projects in 2018 as compared to 2017.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of September 30, 2018, the Company had $1,927.7 million of outstanding indebtedness and an accumulated deficit of $2,679.4 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $122.8 million and $156.8 million of cash flows from operations during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had $166.9 million of short-term liquidity, comprised of $10.6 million of cash and cash equivalents, $150.0 million of undrawn capacity on our Corporate Credit Agreement, and $6.3 million available under the Receivables Facility.
The Receivables Facility permits maximum borrowings of up to $250.0 million and is subject to annual renewal. As of September 30, 2018, the Company had borrowings of $144.2 million and $7.1 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $157.6 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. In 2017 and 2018, cash was also utilized to fund merger and acquisition activity. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
Cash Flows
Cash provided by operating activities during the nine months ended September 30, 2018 totaled $122.8 million, a decrease of $34.0 million compared to the same period in 2017. The decrease is due primarily to higher interest payments of $48.0 million, including the payoff of Hawaiian Telcom accrued interest, higher transaction and integration payments of $20.5 million, and a contribution of $5.0 million to the Hawaiian Telcom pension plan required by the Hawaii Public Utility Commission in order to complete the merger. The aforementioned increases in the use of cash flows were partially offset by lower restructuring and severance related payments of $12.3 million, as well as improved working capital.
Cash flows used in investing activities during the nine months ended September 30, 2018 totaled $357.6 million, an increase of $340.8 million compared to the same period in 2017. The increase in cash flows used by investing activities was largely driven by the cash payment for the merger of Hawaiian Telcom of $214.0 million in the third quarter of 2018. In addition, the prior year included $140.7 million of cash proceeds received in the first quarter of 2017 from the sale of the Company's investment in CyrusOne.
Cash flows used in financing activities during the nine months ended September 30, 2018 totaled $151.0 million as compared to $106.0 million of cash flows used in the prior year. In the first quarter of 2017, the Company repaid $89.5 million on the Receivables Facility as compared to a draw on the Credit and Receivables Facilities of $194.2 million in 2018, causing a year over year increase in cash of $283.7 million. The draw on the Credit and Receivable Facilities was used to partially fund the cash portion of the merger of Hawaiian Telcom. This increase in cash flow was offset by the repayment of debt of $324.3 million in 2018, which included the payoff of the Hawaiian Telcom debt of $314.7 million.
Indentures
The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of September 30, 2018.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of September 30, 2018, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Form 10-Q Part I	Cincinnati Bell Inc.

Regulatory Matters
In August 2018, bidding concluded in the Federal Communications Commission’s Connect America Fund Phase II auction. Under this reverse auction up to $2 billion in support over a 10-year period was available to expand fixed broadband service into previously unserved areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. Cincinnati Bell and Hawaiian Telcom were both winning bidders. As a result, Cincinnati Bell will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.1 million to build to 3,936 unserved locations.

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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2017 for a complete description of future operating trends for our business.
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
For the sale of hardware within the Infrastructure Solutions category, we evaluate whether we are the principal (in which case we report revenues on a gross basis) or an agent (in which case we report revenues on a net basis). In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer as well as other indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price. Based on these criteria, the Company acts as an agent and, as such, will record revenue associated with the sale of hardware net of the related cost of products.
Accounting for Income Taxes — Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. The most significant assumption in this process are projections of future income which are reasonably possible of changing in future periods.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2018 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2018 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending September 30, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the nine month period ended September 30, 2018, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the nine months ended September 30, 2018.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(2.1)
Agreement and Plan of Merger, dated as of July 9, 2017, among Cincinnati Bell Inc., Twin Acquisition Corp. and Hawaiian Telcom Holdco, Inc. (Exhibit 2.1 to Current Report on Form 8-K, Date of Report July 2, 2018, File No. 1-8519).

(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report October 4, 2016, File No. 1-8519).
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.3 to Quarterly Report on Form 10-Q, Date of Report August 8, 2018, File No. 1-8519).
(10.1)
Assumption Supplemental Indenture, dated as of July 2, 2018, by and among Cincinnati Bell Inc., the guarantors party thereto and Regions Bank, as Trustee. (Exhibit 4.1 to Current Report on Form 8-K, Date of Report July 2, 2018, File No. 1-8519).

(10.2)
Fifth Supplemental Indenture, dated as of July 2, 2018, by and among Cincinnati Bell Inc., the guarantors party thereto and Regions Bank, as Trustee. (Exhibit 4.2 to Current Report on Form 8-K, Date of Report July 2, 2018, File No. 1-8519).

(10.3)+	Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018.
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cincinnati Bell Inc.

Date:	November 8, 2018	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	November 8, 2018	/s/ Shannon M. Mullen
Shannon M. Mullen
Chief Accounting Officer