Form 10-K
period 2018-12-31
CINCINNATI BELL INC
filed 2019-02-22
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.7 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2019, there were 50,337,778 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I
Item 1. Business
Overview and Strategy
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provide integrated communications and IT solutions that keep consumer and business customers connected with each other and with the world.
Through its Entertainment and Communications segment, the Company provides high speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. After the acquisition the Company's combined fiber network is nearly 16,500 fiber route miles.
Through its IT Services and Hardware segment, business customers across the U.S., Canada and Europe rely on the Company for the sale and service of efficient, end-to-end communications and IT systems and solutions. During 2017, the Company expanded the geographic footprint of its IT Services and Hardware segment as a result of the acquisitions of SunTel Services LLC ("SunTel") and OnX Holdings LLC ("OnX"), transforming the segment into a North American hybrid-cloud services provider. In addition, the acquisition of Hawaiian Telcom in 2018 also expanded the IT Services and Hardware segment to Hawaii.
Our goal is to continue the transformation of Cincinnati Bell from a legacy copper-based telecommunications company into a technology company with state-of-the-art fiber assets servicing customers with data, video, voice and IT solutions to meet their evolving needs. To this end, we believe that, by leveraging our past and future investments, we have created a company with a healthy balance sheet, growing revenue, growing profitability and sustainable cash flows.
In an effort to achieve our objectives, we continue to focus on the following key initiatives:
•expand our fiber network; and
•grow our IT Services and Hardware segment.
Expand our fiber network
We invested $118.1 million of capital in the Entertainment and Communications segment in products that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber") during 2018. Revenue from these high demand products totaled $383.5 million, up 24% over the prior year including the contribution from Hawaii, and up 10% over the prior year in Cincinnati, mitigating the decline in legacy products. The primary focus of these investments is the expansion of high-speed internet and video products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year growth in these products is outlined in the table below:

Cincinnati Operating Territory	2018	2017	2016
Consumer / SMB Fiber Revenue (in millions):	$341.2	$309.9	$254.1
Subscribers (in thousands):
High-speed internet	239.0	226.6	197.6
Video	139.9	146.5	137.6
Voice	107.6	105.9	96.2

Form 10-K Part I	Cincinnati Bell Inc.

Hawaii Operating Territory	2018
Consumer / SMB Fiber Revenue (in millions):	$42.3
Subscribers (in thousands):
High-speed internet	65.9
Video	48.8
Voice	30.3
During the year, we passed an additional 38,800 addresses in the Greater Cincinnati area with Fioptics, which included a reduction in Fiber to the Node ("FTTN") addresses of 2,200 as we upgraded these addresses to Fiber to the Premise ("FTTP") addresses as FTTP is becoming a more relevant solution for our customers. As of December 31, 2018, the Fioptics products are now available to approximately 611,000 customer locations or 75% of the Greater Cincinnati operating territory. During the six months ended December 31, 2018, we passed an additional 6,900 addresses in Hawaii. The Consumer/SMB Fiber products are now available to 240,500 addresses, or 49% of the operating territory in Hawaii, including Oahu and the neighbor islands.
In 2018, the Company also invested $25.1 million in Enterprise Fiber products, which includes fiber and IP-based core network technology. These investments position the Company to meet increased business and carrier demand within Greater Cincinnati and in contiguous markets in the Midwest region. In Hawaii expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2018, the Company has:

•
increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 26,600 in Greater Cincinnati and 19,100 in Hawaii by connecting approximately 4,000 additional lit addresses in Greater Cincinnati during the twelve months ended December 31, 2018 and 1,500 additional lit addresses in Hawaii during the six months ended December 31, 2018;

•	expanded the fiber network to span more than 11,900 route miles in Greater Cincinnati and 4,600 route miles in Hawaii; and

•
provided cell site back-haul services to approximately 90% of the 1,000 cell sites in the Greater Cincinnati market, of which approximately 97% of these sites are lit with fiber, and 69% of the 900 cell sites in Hawaii, all of which are lit with fiber.

As a result of our investments, we have generated year-over-year Entertainment and Communications revenue growth each year since 2013. The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.
Grow our IT Services and Hardware Segment
Cincinnati Bell continues to grow the IT Services and Hardware segment by developing new products, as well as expanding its reach to new customers. During 2017, the Company completed the acquisitions of SunTel and OnX, which enabled us to extend our geographic footprint across the U.S., Canada and Europe, diversify our customer base, and expand our product portfolio. During 2018, the acquisition of Hawaiian Telcom helped to expand the segment even further across the U.S. to Hawaii. The Company continues to develop high-demand products for business customers through our investments in unified communications and cloud services. Our ability to be innovative and to react to the changing technology demands of our customers is important to the growth of our IT Services and Hardware segment. Our offerings under the Infrastructure Solutions practice provide a platform for buyer engagement and an opportunity for bridging the customer to higher value professional and managed services. In 2018, the Company saw significant increases in revenue from Communications solutions, specifically Unified Communications as a Service ("UCaaS"), Software-Defined Wide Area Network ("SD-WAN") and Network as a Service ("NaaS"), to customers that historically have purchased our hardware offerings.

Form 10-K Part I	Cincinnati Bell Inc.

As a company with a long history of managing customers' network and technology needs, we combine the management of the network, whether owned or leased from other carriers out of territory, with integrated voice and IT offerings. We supply the architecture and integration intelligence, labor and hardware as well as any combination of these services. These projects can be established based on hourly billing rates, service-level driven agreements or utility-based managed service models. Customers are attracted to our ability to combine our historic knowledge, unique assets and talented workforce in order to help them improve their operational efficiency, mitigate risk and reduce costs.
Operations
As of December 31, 2018, the Company operated two segments: Entertainment and Communications and IT Services and Hardware.
The Entertainment and Communications segment provides products and services that can be categorized as either Consumer/SMB Fiber, Enterprise Fiber or Legacy. The table below demonstrates how our products and services are categorized:

Entertainment and Communications
	Consumer / SMB Fiber	Enterprise Fiber	Legacy
Data	High-Speed Internet	Ethernet (>10Mb)	DSL (< 10 Mb) (2)
		Dedicated Internet Access	DS0 (3), DS1, DS3
		Wavelength	TDM (4)
		IRU	Ethernet (<10 Mb)
Small Cell
SONET (1)
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Switched Access
Digital Trunking
Video	Television Service

Other			Maintenance
Information Services
Connect America Fund support
Directory Assistance
Advertising
Wireless Handsets and Accessories
Wireless Services
Wiring Projects

(1) Synchronous Optical Network
(2) Digital Subscriber Line
(3) Digital Signal
(4) Time Division Multiplexing

Form 10-K Part I	Cincinnati Bell Inc.

We classify the products and services of our IT Services and Hardware segment into four distinct practices: Consulting, Cloud, Communications and Infrastructure Solutions. The table below demonstrates how our products and services are categorized:

IT Services and Hardware
Consulting	IT Staffing
Application Services
Cloud	Virtual Data Centers
Storage
Backup
Network Management/Monitoring
Security
Data Center
Cloud Consulting
Communications	Unified Communications as a Services ("UCaaS")
Contact Center
Software Defined Wide Area Networking ("SD-WAN")
Networking Solutions
Multi-Protocol Label Switching ("MPLS")
Network as a Service ("NaaS")
Infrastructure Solutions	Hardware
Software Licenses
Maintenance
Entertainment and Communications
The Entertainment and Communications segment provides products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. The key products and services provided by the Entertainment and Communications segment include the following:
Data
The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out FTTP addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps"). FTTP addresses now cover 58% of the market in Greater Cincinnati and 34% of the market in Hawaii. The Company is now able to provide internet speeds of 30 megabits per second ("Mbps") or more to approximately 75% of Greater Cincinnati and 68% of homes and businesses on the island of Oahu, of which approximately 472,000 and 167,000 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

Form 10-K Part I	Cincinnati Bell Inc.

As business customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the access method of choice due to its ability to support multiple applications on a single physical connection. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target business customers beyond our ILEC footprint. The Company’s regional network connects Greater Cincinnati, Columbus, and Dayton, Ohio, as well as Indianapolis, Indiana, Chicago, Illinois, and Louisville, Kentucky.
As a result of the acquisition of Hawaiian Telcom the Company gained access to the SEA-US trans Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States.  The system provides an initial 20 Terabytes per second ("Tbps") of capacity using state-of-the-art 100Gbps technology to accommodate the increase in data consumption.
Voice
Voice represents local service over both copper and fiber. It also includes consumer long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting and call return.
The Company's voice access lines over copper continue to decrease as our customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), migrated to competitors, or migrated to VoIP services provided by the Company and others.
Customers purchasing traditional long distance service can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. The Company's long distance lines and related minutes of use have continued to decline as a result of wireless substitution.
Video
In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 75% of Greater Cincinnati. As of December 31, 2018, we have 139,900 video subscribers in Greater Cincinnati. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.
In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 48,800 subscribers in Hawaii as of the end of 2018.

Other
Other revenue consists of revenue generated from wiring projects for business customers, Connect America Fund support (see “—Regulation” for further discussion of universal service), advertising, directory assistance, maintenance and information services.
IT Services and Hardware
The IT Services and Hardware segment provides a full range of managed IT solutions, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the U.S., Canada and Europe. By offering a full range of Infrastructure Solutions in addition to Cloud, Communications and Consulting services, the IT Services and Hardware segment provides end-to-end IT solutions designed to reduce cost and mitigate risk while optimizing performance for its customers.
The key products and services provided by the IT Services and Hardware segment include the following:
Consulting
The Company's consulting services offerings consist of IT staffing and project-based engagements, including engineering and installation of voice, connectivity and IT technologies, development of digital application solutions and staff augmentation by highly skilled and industry-certified technical resources. Engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers with a wide range of skilled IT professionals.

Form 10-K Part I	Cincinnati Bell Inc.

Communications
The Company offers a complete portfolio of hosted solutions that include converged IP communications platforms of data, voice, video and mobility applications. We offer our customers expert management for all hardware and software components, including maintenance contracts and service level agreement ("SLA") based services. Fully hosted and managed, these voice platforms and applications can also be delivered as a service for a monthly utility fee allowing our customers to scale without a large capital investment.
The solutions offered in the Communications practice include UCaaS, SD-WAN, NaaS, Contact Center and other Networking Solutions. UCaaS provides a portfolio of solutions that includes VoIP, room-based video, mobile solutions, chat/presence, messaging, web conferencing, audio conferencing, social media, contact center solutions, and more in order to serve a customer's collaboration needs. Cloud delivered SD-WAN is a revolutionary, agile platform to deploy, manage and monitor hybrid public, private, wireline and wireless networks. NaaS is a fully managed networking solution with cloud integration, security, switching, Wi-Fi, management, monitoring and SD-WAN. Our Contact Center offering features speech-enabled Interactive Voice Response ("IVR"), call-back services, call analytics and surveys, speech analytics, alerts and notification, and improved customer satisfaction and productivity. Additionally, we manage the maintenance of a large base of customers with traditional voice systems as well as converged VoIP systems under Networking Solutions.
Cloud
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
The Company provides SLA-based monitoring and management services utilizing our ENOC. The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications. Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls. We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC. These services can be provided to customers with equipment provided by the Company, or customer-owned equipment, and do not have geographical constraints. Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.
Infrastructure Solutions
The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.
Sales and Distribution Channels
The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. As of December 31, 2018, the Company operated nine retail stores in the Cincinnati operating territory to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

Form 10-K Part I	Cincinnati Bell Inc.

For both operating segments, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territories. Larger business customers are supported by sales account representatives and solution architects located in our branch offices across the U.S., Canada and Europe that understand the customer's technology needs and recommend Company offered solutions. Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.
The IT Services and Hardware segment utilizes an indirect distribution channel to sell services, primarily focused on Communications. Compensation to the distributor is success-based and typically involves a residual payment based on revenue from customers.
Suppliers and Product Supply Chain
The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery terms, quality of product and terms and conditions.
The Entertainment and Communications segment's primary purchases are for video content, network equipment, software, fiber cable and contractors to maintain and support the growth of the fiber network. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.
The IT Services and Hardware segment primarily purchases IT and telephony equipment that is either sold to a customer, or used to provide service to the customer. The Company is a certified distributor of leading technology and software solutions including, but not limited to, Cisco, EMC, Avaya and Oracle. Most of this equipment is shipped directly to the customer from vendor locations, but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.
In addition, we have long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations and maintenance services.
Competition
The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers.
The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers. The Company has lost, and will likely continue to lose access lines as a portion of the customer base migrates to competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes wireless substitution and competition is the reason for the largest portion of the Company’s access line and long-distance line losses.
Our Consumer/SMB Fiber and Enterprise Fiber products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale that allow them to more aggressively price products, as well as provide products on a much broader scale given their expanded geographic operations. Our competitors continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.
The Company's video product also faces competition from a number of different sources, including companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration for video; however, this trend could also drive increased demand for our high speed internet product.

Form 10-K Part I	Cincinnati Bell Inc.

The IT Services and Hardware segment competes against numerous information technology consulting, web-hosting, and computer system integration companies, many of which are larger in scope and well-financed. The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete. This consolidation could affect prices and other competitive factors in ways that could impede the ability of these businesses to compete successfully in the market. In addition, as more customers migrate to the public cloud, we will see declines in the demand for Infrastructure Solutions. However, this trend could provide an opportunity in Consulting, Communications and Cloud Services as the Company has IT professionals that can assist customers through this migration to the public cloud.
Customers
The Company had no customers whose revenue comprised greater than 10% of total revenue in 2018 and 2017. The Company had sales with one customer, GE, which contributed 11% to total revenue in 2016.
Employees
At December 31, 2018, the Company had approximately 4,300 employees. Approximately 35% of its employees are covered by collective bargaining agreements. Approximately 20% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 15% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective through the second quarter of 2021 and third quarter of 2022, respectively.
Website Access and Other Information
The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC") under the Exchange Act of 1934 (the "Exchange Act"). The SEC maintains an internet site that contains reports, proxy statements, and other information about issuers, like the Company, which file electronically with the SEC. The address of that site is http://www.sec.gov. The Company makes available its reports on Forms 10-K, 10-Q, and 8-K (as well as all amendments to these reports), proxy statements and other information, free of charge, at the Investor Relations section of its website.
Executive Officers
Refer to Part III, Item 10. "Directors, Executive Officers and Corporate Governance" of this Annual Report on Form 10-K for information regarding executive officers of the registrant.
Business Segment Information
The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2018, 2017, and 2016, and assets as of December 31, 2018 and 2017 are set forth in Note 16 to the consolidated financial statements.

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

The telecommunications industry is very competitive and the Company competes against larger, well-capitalized national providers. Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products or services that they can offer in expanded geographic regions. Our competitors are expected to continuously upgrade their service quality and offerings. If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances and upgrades, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins. The Company has lost access lines, and will likely continue to lose them as part of the customer base migrates to competitors or alternative products of the Company. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with the Company's customers in the Entertainment and Communications segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution and increased competition, legacy voice lines decreased by 14% in Cincinnati in 2018 compared to 2017.

In addition, our strategic products, particularly our fiber-based products, face competition from a number of different sources including cable operators, other telecom companies, niche fiber companies, and companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration in our Consumer/SMB Fiber products. If the Company is unable to effectively implement strategies to attract and retain video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, the Company's Entertainment and Communications segment will be adversely affected.

The IT Services and Hardware segment competes against numerous other information technology consulting, web-hosting, and computer system integration companies, many of which are large in scope and well-financed. Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, which may provide competitive advantages. The Company believes that many of the participants in this market must grow rapidly and achieve significant scale to compete effectively. This consolidation could affect prices and other competitive factors in ways that could impede our ability to compete successfully in the market. The competitive forces described above could adversely affect the Company’s IT Services and Hardware segment and have a material adverse impact on the Company’s business, financial condition, results of operations and cash flows.

The Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, fund our pension and other employee benefit obligations and pay preferred dividends pursuant to our dividend policy. We have identified some potential areas of opportunity and implemented several growth initiatives. We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.

Form 10-K Part I	Cincinnati Bell Inc.

Failure to anticipate the need to introduce new products and services, or to compete with new technologies, may compromise the Company’s success in the telecommunications industry.

The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier and consumer customers. The Company seeks to meet these needs through new product introductions, service quality and technological improvements. New products and services are important to the Company’s success because its industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services. The development of new technologies and products could accelerate the Company’s loss of access lines or limit the growth from its strategic products, which would have a material adverse effect on the Company’s revenue, results of operations, financial condition and cash flows.

The Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted.

The Company generates a substantial portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiaries have experienced substantial access line losses over the past several years due to a number of factors, including wireless and broadband substitution and increased competition. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with an alternative source of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.

The Company has provided alternative sources of revenue by way of our strategic products; however, these products may generate lower profit margins than our traditional services. In addition, as a larger portion of our customer base has already migrated to these new product offerings, a decreased growth rate of strategic products can be expected. Moreover, we cannot provide assurance that the revenues generated from our new offerings will mitigate revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

Negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers. In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content, resulting in increased costs.

We must negotiate with the content owners of the programming that we carry.  These content owners are the exclusive provider of the channels they offer.  If we are unable to reach a mutually-agreed upon contract with a content owner, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels.  The loss of content could result in our loss of customers who place a high value on the particular content that is lost.  In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content for which customers do not associate much value, in order to have access to other content that customers do associate value.  Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations.   As a result of these factors, the expense of content may continue to increase, and have a material adverse impact on the Company’s results of operations and cash flows.

The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company, or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs.

The Company's agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive financial compensation, or may be able to terminate their relationship with the Company. In order to provide these levels of service, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available in the event of disruption of service. The failure to address these or other events may result in a disruption of service. In addition, any inability to meet service level commitments, or other performance standards, could reduce the confidence of customers. Decreased customer confidence could impair the Company's ability to attract and retain customers, which could adversely affect the Company's ability to generate revenues and operating results.

Form 10-K Part I	Cincinnati Bell Inc.

The Company generates a substantial portion of its revenue by serving a limited geographic area.

The Company generates a substantial portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state. An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company's business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu. Any adverse economic conditions affecting Oahu, or Hawaii generally, could materially impair our ability to operate our business. Labor shortages or increased labor costs in Hawaii could also have a material adverse effect on our business. In addition, we may be subject to increased costs for goods and services that the Company is unable to control or defray as a result of operating in this limited territory. Increased expenses including, but not limited to, energy and health care could have a material adverse effect on our business and results of operations.

Two large customers account for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from either one of these customers would cause operating revenues to decline and could negatively impact profitability and cash flows.

As of December 31, 2018 Verizon comprised 18% of consolidated accounts receivable. As of December 31, 2017, GE comprised 10% of consolidated accounts receivable. During 2016, GE contributed 11% to consolidated revenue. As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost these customers or if services purchased were significantly reduced. In addition, if Verizon or GE were to default on their accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the Company's accounts receivable securitization facility ("Receivables Facility").

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

An IT and/or network security breach or cyber-attack may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business.

Cyber attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations. Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share. In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. These risks may be heightened as we expand our managed services, data center services and cloud-based services. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. Significant security failures could result in the unauthorized use or disabling of our network elements. The costs associated with a major cyber attack could include material incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation, fines from regulatory authorities and damage to our reputation. If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation, which could adversely impact customer and investor confidence. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

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

In particular, from time to time the islands of Hawaii experience severe weather conditions such as high winds and heavy rainfall, and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property. Such disruptions in service and damage to property could materially harm our business, financial condition, results of operations, liquidity and/or market price of our securities. Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

Form 10-K Part I	Cincinnati Bell Inc.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services competitively, and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of the Company's revenue is derived from pricing plans that are subject to regulatory review and approval. These regulated pricing plans limit the rates the Company can charge for some services while the competition has typically been able to set rates for services with limited or no restriction. In the future, regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for its services would result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.
At the federal level, the Company’s telecommunications services are subject to the Communications Act of 1934 as amended by the Telecommunications Act of 1996 (the "Act"), including rules adopted by the Federal Communications Commission ("FCC"). At the state level, CBT operates as the incumbent local exchange carrier (“ILEC”) and carrier of last resort in portions of Ohio, Kentucky, and Indiana, while Hawaiian Telcom, Inc. ("HTI") serves as the ILEC and carrier of last resort in Hawaii. As the ILEC in these states, these entities are subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s and HTI’s ability to compete in their respective markets. In addition, although less heavily regulated than the Company’s ILEC operations, other subsidiaries are authorized to provide competitive local exchange service, long distance, and cable television service in various states, and are consequently also subject to various state and federal telecommunications and cable regulations that could adversely impact their operations.
There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues that could result in significant changes to the business conditions in the telecommunications industry. In addition, in connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulation applicable to these services although court decisions and/or legislative action could lead to greater regulation of the Internet (including Internet access services). We cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations. The Company could be subject to fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial condition.
The inability of the Company to renew its license from the FCC to use the Hawaii Inter-Island Cable System (“HICS Cable”) on economically reasonable terms may negatively impact its ability to provide telecommunication services to the islands of Hawaii.

As a part of providing telecommunication services to the islands of Hawaii, the Company uses the Hawaii Inter-Island Cable System (“HICS Cable”) which is regulated by the FCC.  The Company’s license to use the HICS Cable expires in July 2019.  Although the Company is seeking an extension of its license to access the HICS Cable, it cannot guarantee that either its license will be renewed or that any renewal terms of cost or scope of access will not be materially detrimental to continued use of the HICS Cable by the Company.  If the Company’s license for the HICS Cable is not renewed on terms reasonable to the Company, the Company may not be able to provide its telecommunication services to the islands of Hawaii in a cost-efficient manner, which may have an adverse effect on the Company’s customer relations and revenues.

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

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor unions when they expire, or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represents approximately 35% of its employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company’s success will continue to depend on its senior management team and key sales associates and the Company’s ability to retain such key management personnel and other key employees. Senior management has specific knowledge relating to the Company and the industry that would be difficult to replace. In particular, the success of the Company’s acquisition of Hawaiian Telcom will depend in part on the ability of the Company to retain key management and other key personnel of Hawaiian Telcom after the acquisition and to continue to attract such persons to the Company. The loss of key sales associates could hinder the Company’s ability to continue to benefit from long-standing relationships with customers. The Company cannot provide any assurance that it will be able to retain the current senior management team or key sales associates nor any key management personnel or other key employees from Hawaiian Telcom. The loss of any of these individuals could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company may not achieve its intended results from recent acquisitions if the Company is unable to successfully integrate the operations from the acquired companies with the Company.

The Company completed the acquisition of OnX in October 2017 and Hawaiian Telcom in July 2018. The acquisitions were made with the expectation that they would result in various benefits, including, among other things, expanding the Company’s asset base and creating synergies and opportunities for cost savings. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether the businesses of the Company, OnX and Hawaiian Telcom can be fully integrated in an efficient and effective manner.

While the Company continues to actively effectuate this integration, it is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the Company’s ability to achieve the anticipated benefits of the acquisitions of OnX and Hawaiian Telcom. The Company’s results of operations could also be adversely affected by any issues attributable to an acquired company’s operations that arose or are based on events or actions that occurred prior to the closing of the acquisition. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the Company’s future business, financial condition, operating results and prospects.

Form 10-K Part I	Cincinnati Bell Inc.

The Company may incur expenses related to the integration of acquired operations, including OnX and Hawaiian Telcom, into the Company.

The Company is incurring expenses in connection with the integration of the Company and the operations of acquired companies, in particular OnX and Hawaiian Telcom. There are a number of back-office information technology systems, processes and policies that are being addressed during the integration. While the Company has assumed that a certain level of expenses will be incurred and have been incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the Company taking charges against earnings in the future, and the amount and timing of such charges are uncertain at present.

The future results of the Company will suffer if the Company does not effectively manage its expanded operations following the acquisitions of OnX and Hawaiian Telcom.

The size of the Company has increased significantly as a result of the acquisitions of OnX and Hawaiian Telcom. The Company’s future success depends, in part, upon its ability to manage this expanded business, which could pose substantial challenges for management. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits anticipated deriving from these acquisitions.

Risks Related to our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on its businesses and prospects generally.

As of December 31, 2018, the Company and its subsidiaries had outstanding indebtedness of $1,929.8 million, on which it incurred $131.5 million of interest expense in 2018, and had a total shareowners’ deficit of $75.0 million. In October 2017, the Company entered into a new Credit Agreement. The Credit Agreement provides for (i) a five year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million (the "Revolving Credit Facility") and (ii) a seven-year $600 million senior secured term loan facility (the "Tranche B Term Loan due 2024"). At December 31, 2018, the Company and its subsidiaries had $9.1 million of borrowing availability under its Receivables Facility and had the ability to borrow up to an additional $182.0 million under the Revolving Credit Facility, subject to compliance with certain conditions.

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
•
the Company’s level of debt and shareowners’ deficit may restrict it from raising additional financing on satisfactory terms to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•
the Company’s debt instruments contain limitations on the Company and require the Company to comply with specified financial ratios and other restrictive covenants. Failure to comply with these covenants, if not cured or waived, could limit availability to the cash required to fund the Company's operations and general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

In addition, certain of our variable rate debt uses LIBOR as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of October 2022. The Receivables Facility has a termination date of May 2021, and is subject to renewal every 364 days, with the next renewal occurring in May 2019.
The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2018, the Company had $18.0 million of outstanding borrowings under the Revolving Credit Facility, leaving $182.0 million in additional borrowing availability under this facility. The $200.0 million available under the Revolving Credit Facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2018, the Company had a total borrowing capacity of $193.7 million on a maximum borrowing capacity of $225.0 million on its Receivables Facility. At that date, there were $176.6 million of outstanding borrowings and $8.0 million of outstanding letters of credit. The available borrowing capacity is calculated monthly based on the amount, and quality, of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2018, the Company had $9.1 million of borrowing capacity remaining under its Receivables Facility.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

As of December 31, 2018, the Company had deferred tax assets of $244.2 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $124.4 million, state and local net operating loss carryforwards of $58.3 million, and foreign net operating loss carryforwards of $1.3 million. The Company has recorded a valuation allowance against deferred tax assets related to certain state, local and foreign net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. In addition the Company has recorded a valuation allowance against the portion of interest expense that is not currently deductible for domestic federal income tax due to the The Tax Cuts and Jobs Act of 2017 (the "Tax Act") effective December 31, 2017. The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statutes, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

Changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows.

The Company calculates, collects and remits various federal, state, and local taxes, surcharges, and regulatory fees to numerous federal, state and local governmental authorities, including but not limited to federal Universal Service Fund contributions, sales tax, regulatory fees and use tax on purchases of goods and services used in our business. Tax laws are subject to change, and new interpretations of how various statutes and regulations should be adhered to are frequently issued. In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against new technologies and telecommunications services, such as broadband internet access and cloud services. In the event that we have incorrectly calculated, assessed, or remitted amounts due to governmental authorities, or if revenue and taxing authorities disagree with positions we have taken, we could be subject to additional taxes, fines, penalties, or other adverse actions. In the event that federal, state, or local municipalities were to significantly increase taxes on goods and services used to construct and maintain our network, operations, or provision of services, or seek to impose new taxes, there could be a material adverse impact on financial results.

The Company's interpretation of the Tax Cuts and Jobs Act of 2017 could change, and have an adverse impact on financial results.

The Tax Act signed into law on December 22, 2017 has resulted in significant changes to the U.S. Corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and elimination of the corporate alternative minimum tax. The final impact of the Tax Act may differ from what the Company has currently recorded, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action taken to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to amounts recorded to calculate the transition impacts.

Form 10-K Part I	Cincinnati Bell Inc.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees and certain former executives. The Company also provides healthcare and group life insurance benefits for eligible retirees. The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans. The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income. In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations. These adverse changes could have a further significant negative impact on the Company’s shareowners’ deficit. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans, or to accelerate the timing of required payments.

Third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products.

The Company may be unaware of intellectual property rights of others that may cover some of its technology, products or services. Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and would divert the Company’s management and key personnel from its business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks. Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements. Likewise, the Company may not be able to obtain license agreements on acceptable terms. The Company also may be subject to significant damages or injunctions against the development and sale of certain of its products or services. Further, the Company often relies on licenses of third-party intellectual property for its businesses. The Company cannot ensure these licenses will be available in the future on favorable terms or at all.

Third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury.

The Company’s success significantly depends on the competitive advantage it gains from its proprietary technology and other valuable intellectual property assets. The Company relies on a combination of patents, copyrights, trademarks and trade secrets protections, confidentiality provisions and licensing arrangements to establish and protect its intellectual property rights. If the Company fails to successfully enforce its intellectual property rights, its competitive position could suffer, which could harm its operating results.

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

The Company could be subject to a significant amount of litigation, which could require the Company to pay significant damages or settlements.

The industry that the Company operates in faces a substantial risk of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, the Company owned or maintained properties throughout the U.S. and Canada. Our headquarters is located in Cincinnati, Ohio where we lease approximately 240,000 square feet for executive, administrative and business offices for the Company. In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in Canada for operations to support our Canadian operations.
Our properties include copper and fiber warehouses and associated equipment in each of our local operating markets. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.
With regard to its Cincinnati Entertainment and Communications operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, which are recorded as operating leases. The Company’s network assets include a fiber network warehouse, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we lease nine Company-run retail locations.
With regard to its Hawaii Entertainment and Communications operations, the Company has properties consisting of both owned and leased properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business. Leased properties are recorded as operating leases.
With regard to the IT Services and Hardware operations, the majority of business and administrative offices are located in leased facilities, which are recorded as either capital or operating leases depending on respective terms.
For additional information about the Company’s properties, see Note 6 to the consolidated financial statements.
Item 3. Legal Proceedings
The Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2018, cannot be reasonably determined.
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
(b) Holders
As of January 31, 2019, the Company had 4,971 holders of record of the 50,337,778 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.
(c) Dividends
In both 2018 and 2017, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock. In 2018 and 2017, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2019.
(d) Stock Performance
The following graph compares Cincinnati Bell Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Cincinnati Bell Inc.	$100	$90	$101	$126	$117	$44
S&P 500	$100	$114	$115	$129	$157	$150
S&P Integrated Telecommunication Services	$100	$102	$105	$131	$130	$121

Copyright © 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

Form 10-K Part II	Cincinnati Bell Inc.

(e) Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2018 - 12/31/2018	—	$—	—	$124.4

*
In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million. This repurchase plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data
We ceased operations of our wireless business as of March 2015. As a result, wireless financial results during 2015 and 2014 are presented as discontinued operations.

All shares of common stock and per share information presented in the following table have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented.

Accounting Standard Update ("ASU") 2015-03 Simplifying the Presentation of Debt Issuance Costs was adopted effective January 1, 2016. As a result, certain note issuance costs were reclassed from "Other noncurrent assets" to "Long-term debt, less current portion." All periods presented in the following table have been recast to present the impact of ASU 2015-03.

ASU 2016-09 Compensation - Stock Compensation was adopted effective January 1, 2017. As a result, cash flows related to excess tax benefits were reclassed from "Cash flows from operating activities" to "Cash flows from financing activities." All periods presented in the following table have been recast to present the impact of ASU 2016-09.

ASU 2014-09 Revenue from Contracts with Customers, was adopted effective January 1, 2018. As a result, there was a change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net), and as such recorded hardware sales net of the related cost of products. Additionally, contract assets related to fulfillment costs and costs of acquisition were recorded to "Other noncurrent assets." The periods ending in 2018, 2017 and 2016 have been recast to present the impact of ASU 2014-09, respectively. Financial data for the periods ending in 2015 and 2014, have not been adjusted to reflect the adoption of ASU 2014-09. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of Accounting Standards Codification ("ASC") 606.

ASU 2017-07 Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, was adopted effective January 1, 2018. As a result, expenses related to other components of net benefit cost were reclassed from, "Cost of Services," "Selling, general and administrative" and "Other operating costs and losses" to a new line below Operating income, "Other components of pension and postretirement benefit plans expense." All periods presented in the following table have been recast to present the impact of ASU 2017-07.

Form 10-K Part II	Cincinnati Bell Inc.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2018 (f)	2017 (g)	2016	2015	2014
Operating Data
Revenue	$1,378.2	$1,065.7	$1,017.6	$1,167.8	$1,161.5
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,264.1	959.1	905.8	1,023.4	976.4
Other operating costs and losses (a)	30.8	51.2	13.0	8.2	5.1
Operating income	83.3	55.4	98.8	136.2	180.0
Interest expense	131.5	85.2	75.7	103.1	145.9
Loss on extinguishment of debt, net	1.3	3.2	19.0	20.9	19.6
Loss from CyrusOne investment (b)	—	—	—	5.1	7.0
Gain on sale of CyrusOne investment	—	(117.7)	(157.0)	(449.2)	(192.8)
(Loss) income from continuing operations	(60.4)	66.7	164.4	290.8	117.7
Income (loss) from discontinued operations, net of tax	—	—	0.3	62.9	(42.1)
Net (loss) income	(69.8)	40.0	103.0	353.7	75.6
Basic (loss) earnings per common share from continuing operations	$(1.73)	$0.70	$2.19	$6.69	$2.57
Basic earnings (loss) per common share from discontinued operations	$—	$—	$0.01	$1.50	$(1.01)
Basic (loss) earnings per common share	$(1.73)	$0.70	$2.20	$8.19	$1.56
Diluted (loss) earnings per common share from continuing operations	$(1.73)	$0.70	$2.19	$6.68	$2.56
Diluted earnings (loss) per common share from discontinued operations	$—	$—	$0.01	$1.49	$(1.00)
Diluted (loss) earnings per common share	$(1.73)	$0.70	$2.20	$8.17	$1.56
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	46.3	42.2	42.0	41.9	41.7
Diluted	46.3	42.4	42.1	42.0	41.9

Financial Position
Property, plant and equipment, net	$1,844.0	$1,129.0	$1,085.5	$975.5	$815.4
Total assets (c)	2,730.2	2,187.6	1,561.3	1,446.4	1,807.0
Total long-term obligations (d)	2,263.5	1,948.2	1,429.8	1,485.4	2,044.7

Other Data
Cash flow provided by operating activities	$214.7	$203.4	$173.1	$111.0	$175.3
Cash flow (used in) provided by investing activities	(437.4)	(236.8)	(95.5)	383.2	392.6
Cash flow (used in) provided by financing activities	(158.1)	420.2	(75.3)	(544.7)	(514.6)
Capital expenditures (e)	(220.6)	(210.5)	(286.4)	(283.6)	(182.3)

(a)
Other operating costs and losses consist of restructuring and severance related charges (reversals), loss (gain) on disposal of assets - net, impairment of assets and transaction and integration costs.

Form 10-K Part II	Cincinnati Bell Inc.

(b)
Losses represent our equity method share of CyrusOne's losses from the date of the IPO through December 31, 2015. Effective January 1, 2016, our ownership in CyrusOne was no longer accounted for using the equity method.

(c)	Total assets include current and noncurrent assets from discontinued operations.

(d)
Total long-term obligations are comprised of long-term debt, less current portion, deferred income tax liabilities, pension and postretirement benefit obligations, pole license agreement obligations, other noncurrent liabilities and noncurrent liabilities from discontinued operations. See Notes 1, 8, 9 and 11 to the consolidated financial statements for discussions related to 2018 and 2017.

(e)	Capital expenditures include capital expenditures from discontinued operations.

(f)	Operating data includes Hawaiian Telcom results beginning with the date of acquisition in July 2018.

(g)	Operating data includes OnX results beginning with the date of acquisition in October 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Form 10-K Part II	Cincinnati Bell Inc.

Executive Summary
Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany and intersegment eliminations.

On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"). The Unified Communications as a Service ("UCaaS"), hardware, and enterprise long distance products and services provided by the Hawaiian Telcom business are included within the IT Services and Hardware Segment. The Entertainment and Communications segment includes products delivered by Hawaiian Telcom such as high-speed internet access, digital subscriber lines, ethernet, dedicated internet access, IRU, video, voice lines, consumer long distance and digital trunking.
Consolidated revenue totaled $1,378.2 million for the year ended December 31, 2018 an increase of $312.5 million compared to the same period in 2017, primarily due to the acquisitions completed in 2018 and 2017. The acquisition of Hawaiian Telcom contributed $175.0 million of revenue in 2018. The acquisition of OnX Holdings LLC ("OnX") completed in the fourth quarter of 2017 contributed $199.0 million of revenue in 2018, an increase of approximately $146.0 million as compared to 2017. In addition to revenue growth from these acquisitions, the increase in revenue due to the demand for our fiber offerings was offset by a decline in Legacy revenue. Fioptics revenue in Cincinnati increased $31.3 million for 2018 compared to the same period in 2017. Legacy revenue in Cincinnati decreased $41.4 million for 2018, compared to the same period in 2017.
The increases in Cost of services and products, Selling, general and administrative, and Depreciation and amortization expenses are primarily related to the acquisitions of OnX and Hawaiian Telcom.
Operating income in 2018 was $83.3 million, up $27.9 million from the prior year primarily due to a reduction in restructuring and severance related charges of $24.4 million as compared to 2017.
Loss before income taxes totaled $60.4 million for the year ended December 31, 2018, down $127.1 million from 2017. The loss before income taxes is primarily due to increased interest expense of $46.3 million due to additional debt acquired to fund the acquisitions of OnX in October 2017 and Hawaiian Telcom in July 2018. In addition, the Company recognized a Gain on Sale of CyrusOne investment of $117.7 million in 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Revenue
Entertainment and Communications	$831.1	$684.9	$146.2	21%	$670.3	$14.6	2%
IT Services and Hardware	547.1	380.8	166.3	44%	347.3	33.5	10%
Total revenue	$1,378.2	$1,065.7	$312.5	29%	$1,017.6	$48.1	5%
Entertainment and Communications revenue increased in 2018 compared to 2017 primarily due to the acquisition of Hawaiian Telcom, which contributed $155.1 million in 2018. In Cincinnati, the growth in Fioptics partially mitigated the decline in Legacy revenue. Revenue increased $14.6 million in 2017 compared to 2016 primarily due to growth in Fioptics in Cincinnati. Fioptics revenue in Cincinnati totaled $341.2 million, $309.9 million and $254.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, up 10% in 2018 and up 22% in 2017 from the comparable prior year.
IT Services and Hardware revenue increased in 2018 compared to 2017 primarily due to the acquisition of OnX that closed in the fourth quarter of 2017, and to a lesser extent, the acquisition of Hawaiian Telcom. Revenue increased $33.5 million in 2017 compared to 2016 due to the acquisition of OnX in the fourth quarter of 2017, which was offset by declines in revenue related to decreased billable headcount as a key customer pursued cost saving initiatives by in-sourcing IT professionals.
Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Cost of services and products
Entertainment and Communications	$384.1	$304.6	$79.5	26%	$291.2	$13.4	5%
IT Services and Hardware	314.6	226.4	88.2	39%	216.1	10.3	5%
Total cost of services and products	$698.7	$531.0	$167.7	32%	$507.3	$23.7	5%
Entertainment and Communications costs increased in 2018 compared to 2017 as a result of the acquisition of Hawaiian Telcom as well as increases in video content costs due to higher rates charged by our content providers. Increases were partially offset by lower payroll and benefits costs related to Cincinnati-based operations. Lower payroll and benefits costs were related to headcount reductions made during restructuring initiatives that were executed in 2017. Costs increased in 2017 compared to 2016 primarily due to increased programming costs associated with the increased video subscriber base in 2017 compared to 2016 as well as rising programming rates.
IT Services and Hardware costs increased in 2018 compared to the prior year comparable period primarily due to expense associated with headcount in place for twelve months in 2018 versus three months in 2017 as a result of the acquisition of OnX, and to a lesser extent, the acquisition of Hawaiian Telcom. Costs increased in 2017 compared to 2016 due to the acquisition of OnX and primarily included payroll and contractor expense supporting Consulting Services.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Selling, general, and administrative
Entertainment and Communications	$148.0	$120.1	$27.9	23%	$125.4	$(5.3)	(4)%
IT Services and Hardware	151.1	97.7	53.4	55%	73.2	24.5	33%
Corporate	14.3	17.3	(3.0)	(17)%	17.7	(0.4)	(2)%
Total selling, general and administrative	$313.4	$235.1	$78.3	33%	$216.3	$18.8	9%
Entertainment and Communications selling, general, and administrative ("SG&A") expenses were up in 2018 compared to 2017 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed SG&A expense of $32.9 million in 2018. This increase was partially offset by lower payroll costs in Cincinnati that are a result of headcount reductions from restructuring initiatives that were executed in 2017 and 2016. Entertainment and Communications SG&A expenses were down in 2017 compared to 2016 due to lower payroll costs related to reduced headcount in addition to reductions in bad debt, reflecting changes to our credit policies.
IT Services and Hardware SG&A costs were up in 2018 as compared to 2017 primarily due to expense associated with headcount in place for twelve months in 2018 versus three months in 2017 as a result of the acquisition of OnX. The acquisition of OnX was also the reason for the increase in SG&A expense in 2017 as compared to 2016.
Corporate SG&A costs decreased in 2018 driven largely by lower payroll related costs. In 2018, certain functions previously allocated to Corporate were better aligned with the segment these functions support and expenses allocated to those segments.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Depreciation and amortization expense
Entertainment and Communications	$210.8	$163.7	$47.1	29%	$159.1	$4.6	3%
IT Services and Hardware	41.0	29.1	11.9	41%	23.0	6.1	27%
Corporate	0.2	0.2	—	0%	0.1	0.1	100%
Total depreciation and amortization expense	$252.0	$193.0	$59.0	31%	$182.2	$10.8	6%
The increase in Entertainment and Communications depreciation and amortization expense in 2018 is due to the acquisition of Hawaiian Telcom and the related increase in intangibles and property, plant and equipment. The increase in 2017 versus the prior year comparable period is a result of expanding our fiber-based network.

The increase in IT Services and Hardware depreciation and amortization expense in 2018 and 2017 versus the prior year comparable periods is primarily related to the amortization of intangible assets acquired as part of the SunTel Services LLC ("SunTel") and OnX acquisitions, as well as depreciation expense related to acquired property, plant and equipment.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Restructuring and severance related charges
Entertainment and Communications	$3.1	$27.6	$(24.5)	(89)%	$7.7	$19.9	n/m
IT Services and Hardware	4.9	5.1	(0.2)	(4)%	3.3	1.8	55%
Corporate	0.3	—	0.3	n/m	0.9	(0.9)	n/m
Total restructuring and severance related charges	$8.3	$32.7	$(24.4)	(75)%	$11.9	$20.8	n/m
Restructuring and severance charges recorded in 2018 are primarily related to continued efforts to realize synergies following the acquisitions of Hawaiian Telcom and OnX. In the fourth quarter of 2018, there was a voluntary severance program ("VSP") for certain management employees in the Entertainment and Communications segment, as well as Corporate. In the second quarter of 2018, the Company incurred severance costs associated with initiatives to reduce costs in the IT Services and Hardware segment. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.
In 2017, restructuring and severance related charges were associated with the Company-initiated reorganizations within both segments of the business that resulted in headcount reductions. The reorganizations were intended to more appropriately align the Company for future growth and reduce field and network costs within our legacy copper network.
In 2016, restructuring and severance related charges were associated with headcount reductions that resulted due to increased in-sourcing of IT professionals by a significant customer, as well as initiatives to reduce costs associated with our legacy copper network group, including a voluntary severance program for certain management employees.
Other operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Other operating costs
Transaction and integration costs	$22.5	$18.5	$4.0	22%	$—	$18.5	n/m
Loss on sale of disposal of assets, net	—	—	—	n/m	1.1	(1.1)	n/m
Total other operating costs	$22.5	$18.5	$4.0	22%	$1.1	$17.4	n/m
Transaction and integration costs incurred in 2018, recorded as a Corporate expense, are due to the acquisition of Hawaiian Telcom that closed in the third quarter of 2018. Transaction and integration costs incurred in 2017 are due to the acquisition of SunTel in the first quarter of 2017, the acquisition of OnX that closed in the fourth quarter of 2017, and costs incurred leading up to the acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Non-operating costs
Interest expense	$131.5	$85.2	$46.3	54%	$75.7	$9.5	13%
Loss on extinguishment of debt, net	1.3	3.2	(1.9)	(59)%	19.0	(15.8)	(83)%
Other components of pension and postretirement benefit plans expense	12.5	16.6	(4.1)	(25)%	4.3	12.3	n/m
Gain on Sale of CyrusOne investment	—	(117.7)	117.7	n/m	(157.0)	39.3	(25)%
Other (income) expense, net	(1.6)	1.4	(3.0)	n/m	(7.6)	9.0	n/m
Income tax expense	9.4	26.7	(17.3)	(65)%	61.7	(35.0)	(57)%
Income from discontinued operations, net of tax	—	—	—	n/m	0.3	(0.3)	n/m
Interest expense increased in 2018 and 2017 compared to comparable periods in the prior year due to financing transactions that took place during the fourth quarter of 2017. The Company entered into the $600.0 million Tranche B Term Loan due 2024, issued $350.0 million 8% Senior Notes, and repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its previous Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024. In addition, the increase in interest expense in 2017 compared to 2016 is attributable to a full year of expense on the 7.0% Senior Notes due 2024 that were issued in the third quarter of 2016.
Other components of pension and postretirement benefit plans expense was lower in 2018 compared to 2017 primarily due to a $4.0 million pension settlement charge for the Cincinnati Bell Pension Plan ("CBPP") in 2017 as a result of the lump sum payments to CBPP plan participants exceeding the sum of the service cost and interest cost component of net pension cost for the year. Expense was higher in 2017 compared to 2016 primarily due to the pension settlement charge as well as amortization of the prior service benefit related to the postretirement plans producing a smaller benefit in 2017.

In 2017, the Company recognized a gain of $117.7 million on the sale of 2.8 million CyrusOne common shares. In 2016, the Company recognized a gain of $157.0 million on the sale of 4.1 million CyrusOne common shares.

Dividends declared by CyrusOne in 2016 totaled $6.4 million and were included in Other (income) expense, net.

Income tax expense fluctuates based on changes in income from continuing operations before income taxes, adjusted for non-deductible expenses, as well as rate changes. In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses. Non-deductible expenses related to the acquisitions of Hawaiian Telcom and OnX were incurred during 2018 and 2017 in the amount of $9.0 million and $10.4 million, respectively. In addition, changes in the valuation allowance impact income tax expense. In 2018 the Company recorded a valuation against non-deductible interest in the amount of $15.3 million and increased valuation allowances on state NOLs by $5.9 million.

The Company uses federal and state net operating loss carryforwards to defray payment of federal and state tax liabilities. The Company also had significant Alternative Minimum Tax (“AMT”) refundable tax credit carryforwards available to offset future income tax liabilities. The Company made an election on the 2016 income tax return to claim the available portion of these credits in lieu of claiming bonus depreciation and as a result had cash income tax refunds (net of payments) totaling $12.9M in 2017. The same election was made on the 2017 income tax return and as a result, the Company had cash income tax refunds (net of payments), totaling $13.8 million in 2018.

Form 10-K Part II	Cincinnati Bell Inc.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the years ended December 31, 2018, 2017, and 2016, we operated two business segments: Entertainment and Communications and IT Services and Hardware.
Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications
The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu.

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 75% of Greater Cincinnati and to approximately 65% of the island of Oahu.
Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, indefeasible right of use ("IRU") contracts, and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.
Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Revenue:
Data	$402.6	$344.5	$58.1	17%	$333.0	$11.5	3%
Video	183.3	148.9	34.4	23%	125.6	$23.3	19%
Voice	244.9	199.0	45.9	23%	217.9	$(18.9)	(9)%
Other	22.6	13.7	8.9	65%	14.8	$(1.1)	(7)%
Total Revenue	853.4	706.1	147.3	21%	691.3	$14.8	2%
Operating costs and expenses:
Cost of services and products	388.2	308.6	79.6	26%	298.2	$10.4	3%
Selling, general and administrative	148.0	120.1	27.9	23%	125.4	$(5.3)	(4)%
Depreciation and amortization	210.8	163.7	47.1	29%	159.1	$4.6	3%
Restructuring and severance charges	3.1	27.6	(24.5)	(89)%	7.7	$19.9	n/m
Other	—	—	—	n/m	0.8	$(0.8)	n/m
Total operating costs and expenses	750.1	620.0	130.1	21%	591.2	28.8	5%
Operating income	$103.3	$86.1	$17.2	20%	$100.1	$(14.0)	(14)%
Operating margin	12.1%	12.2%		(6.5) pts	14.5%		1.3 pts
Capital expenditures	$194.0	$186.3	$7.7	4%	$260.8	$(74.5)	(29)%

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Cincinnati
Fioptics
Data
Internet FTTP*	201.5	179.6	21.9	12%	151.8	27.8	18%
Internet FTTN*	37.5	47.0	(9.5)	(20)%	45.8	1.2	3%
Total Fioptics Internet	239.0	226.6	12.4	5%	197.6	29.0	15%
Video
Video FTTP	115.0	116.5	(1.5)	(1)%	108.0	8.5	8%
Video FTTN	24.9	30.0	(5.1)	(17)%	29.6	0.4	1%
Total Fioptics Video	139.9	146.5	(6.6)	(5)%	137.6	8.9	6%
Voice
Fioptics Voice Lines	107.6	105.9	1.7	2%	96.2	9.7	10%
Fioptics Units Passed
Units passed FTTP	472.3	431.3	41.0	10%	392.2	39.1	10%
Units passed FTTN	138.7	140.9	(2.2)	(2)%	141.2	(0.3)	—
Total Fioptics units passed	611.0	572.2	38.8	7%	533.4	38.8	7%

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,565	3,919	646	16%	3,368	551	16%

Legacy
Data
DSL	72.0	82.1	(10.1)	(12)%	105.6	(23.5)	(22)%
Voice
Legacy Voice Lines	226.2	262.0	(35.8)	(14)%	308.2	(46.2)	(15)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Year Ended December 31,
Metrics information (in thousands):	2018
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	51.6
Internet FTTN*	14.3
Total Consumer / SMB Fiber Internet	65.9
Video
Video FTTP	33.8
Video FTTN	15.0
Total Consumer / SMB Fiber Video	48.8
Voice
Consumer / SMB Fiber Voice Lines	30.3
Consumer / SMB Fiber Units Passed **
Units passed FTTP	167.0
Units passed FTTN	73.5
Total Consumer / SMB Fiber units passed	240.5

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	2,091

Legacy
Data
DSL	48.7
Voice
Legacy Voice Lines	197.8

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
** Includes units passed for both consumer and business on Oahu and neighbor islands.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Twelve Months Ended December 31,
	2018			2017			2016
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati		Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$142.5	$13.5	$156.0	$126.3	$—	$126.3	$99.4		$—	$99.4
Video	160.1	23.2	183.3	148.9	—	148.9	125.6		—	125.6
Voice	37.4	5.4	42.8	33.6	—	33.6	28.4		—	28.4
Other	1.2	0.2	1.4	1.1	—	1.1	0.7		—	0.7
Total Consumer / SMB Fiber	341.2	42.3	383.5	309.9	—	309.9	254.1	—	—	254.1
Enterprise Fiber
Data	84.3	17.7	102.0	86.1	—	86.1	78.2		—	78.2
Legacy
Data	111.8	32.8	144.6	132.1	—	132.1	155.4		—	155.4
Voice	143.4	58.7	202.1	165.4	—	165.4	189.5		—	189.5
Other	13.5	7.7	21.2	12.6	—	12.6	14.1		—	14.1
Total Legacy	268.7	99.2	367.9	310.1	—	310.1	359.0	—	—	359.0
Total Entertainment and Communications revenue	$694.2	$159.2	$853.4	$706.1	$—	$706.1	$691.3		$—	$691.3

* Represents Fioptics in Cincinnati.
Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")
Consumer/SMB Fiber revenue increased by $73.6 million in 2018 compared to the same period in 2017 primarily due to revenue contributed by Hawaiian Telcom of $42.3 million. Hawaiian Telcom adds 48,800 video subscribers, 65,900 internet subscribers and 30,300 voice subscribers to the existing base of subscribers. The remaining revenue increase is due to increases in the subscriber base for internet and voice, as well as rate favorability across all products in Cincinnati. The internet subscriber base in Cincinnati increased by 5% and the voice subscriber base increased by 2%. The video subscriber base decreased by 5%; however, rate increases mitigated the impact of this decline on revenue. The Average Revenue Per User ("ARPU") on a year to date basis increased for internet, voice, and video by 3%, 6% and 6%, respectively, compared to the prior year. ARPU increases are related to price increases for internet, voice, and video, as well as the change in the mix of subscribers for video.
Consumer/SMB Fiber revenue increased in 2017 compared to 2016 due to both rate and volume favorability in Cincinnati across all products. Our Fioptics internet subscriber base increased by 15% and ARPU was up 4% compared to 2016. Fioptics video subscribers increased 6% in 2017 in addition to a 5% increase in ARPU. Fioptics voice subscribers increased by 10% in 2017 and ARPU increased 1%.
Enterprise Fiber
Enterprise Fiber revenue increased year over year primarily due to incremental revenue of $17.7 million from Hawaiian Telcom, which includes revenue from the SEA-US cable, metro-ethernet and dedicated internet access. In addition, revenue increased due to enterprise customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 16% increase in Ethernet Bandwidth in Cincinnati in both 2018 and 2017 compared to the comparable period in the prior years. The increase in revenue in 2018 contributed by Hawaiian Telcom and migration of customers was partially offset due to a one-time project that was completed in the second quarter of 2017 in the amount of $5.4 million. The one-time project completed in 2017 combined with enterprise customers migrating to higher bandwidth fiber solutions both contributed to the increase of revenue in 2017 compared to 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued
Legacy
Legacy revenue increased in 2018 compared to 2017 due to incremental revenue from Hawaiian Telcom of $99.2 million. Hawaiian Telcom adds 48,700 DSL subscribers and 197,800 voice subscribers to the existing base of subscribers. Increased revenue generated by Hawaiian Telcom was partially offset due to declines in both voice lines and DSL subscribers in Cincinnati. Declines in voice lines and DSL subscribers in 2018 and 2017 have contributed to the declining revenue in both of those years. Voice lines in Cincinnati declined 14% in 2018 compared to 2017, and 15% in 2017 compared to 2016, as the traditional voice lines become less relevant. DSL subscribers in Cincinnati decreased by 12% in 2018 compared to 2017, and 22% in 2017 compared to 2016, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline in both 2018 and 2017 compared to the same periods in the prior year as customers migrate away from these solutions to fiber-based solutions.
Operating Costs and Expenses
Cost of services and products increased in 2018 compared to 2017 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $80.2 million to cost of services and products in 2018. After considering the impact of the acquisition, costs of services and products decreased by $0.6 million. This decrease in 2018 compared to 2017 is primarily due to lower payroll costs due to reduced headcount. Payroll related costs are down due to reduced headcount as a result of the restructuring that took place in the first quarter of 2017. Network costs are also down due to a large one-time project recognized in the second quarter of 2017. These decreases were partially offset by higher programming costs. Higher programming costs are the result of higher rates charged by content providers.
Cost of services and products increased by $10.4 million in 2017 compared to 2016 primarily due to higher programming costs of $16.6 million. These increases were the result of the growing number of Fioptics video subscribers combined with rising programming rates. Additionally, in the second quarter of 2017, costs associated with a large one-time project were recognized. These increases were offset by the reversal of a $2.5 million contingent liability in which we received a favorable result, as well as lower payroll costs due to reduced headcount.
SG&A expenses increased by $27.9 million in 2018 compared to the prior year due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $32.9 million of SG&A expense in 2018. The increase contributed by Hawaiian Telcom was partially offset by decreased payroll related costs as a result of the restructuring that took place in the first quarter of 2017. Payroll related costs were down $5.7 million in 2018 compared to 2017. SG&A expenses were down in 2017 compared to the prior year primarily due to lower payroll related charges as well as reductions in bad debt, reflecting changes to our credit policies. These decreases were partially offset by $1.7 million of increased advertising costs for Fioptics during 2017.
Depreciation and amortization expenses were up in 2018 compared to the prior year primarily due to the acquisition of Hawaiian Telcom, as well as the assets placed in service in connection with the expansion of our fiber network in Cincinnati. Hawaiian Telcom contributed $44.7 million of depreciation and amortization expense in 2018. Depreciation and amortization expenses were up in 2017 compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.
Restructuring and severance charges recorded in 2018 are related to a VSP for certain management employees in Cincinnati. The VSP that took place in the fourth quarter of 2018 related to the Company's continued efforts to find efficiencies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in 2017 are related to a VSP for certain bargained employees to reduce field and network costs associated with our legacy copper network. Restructuring and severance related charges in 2016 were primarily related to a VSP to reduce costs associated with our legacy copper network.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued
Capital Expenditures

	Twelve Months Ended December 31, 2018
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$39.1	$5.1	$44.2
Installation	47.8	12.4	60.2
Other	12.2	1.5	13.7
Total Consumer / SMB Fiber	99.1	19.0	118.1

Enterprise Fiber	14.9	10.2	25.1
Other	37.3	13.5	50.8
Total Entertainment and Communications capital expenditures	$151.3	$42.7	$194.0

	Twelve Months Ended December 31, 2017
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$53.8	$—	$53.8
Installation	55.1	—	55.1
Other	15.7	—	15.7
Total Consumer / SMB Fiber	124.6	—	124.6

Enterprise Fiber	19.6	—	19.6
Other	42.1	—	42.1
Total Entertainment and Communications capital expenditures	$186.3	$—	$186.3
* Represents Fioptics in Cincinnati

	Twelve Months Ended December 31, 2016
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$89.8	$—	$89.8
Installation	68.8	—	68.8
Other	21.8	—	21.8
Total Consumer / SMB Fiber	180.4	—	180.4

Enterprise Fiber	27.6	—	27.6
Other	52.8	—	52.8
Total Entertainment and Communications capital expenditures	$260.8	$—	$260.8
* Represents Fioptics in Cincinnati

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued
Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. The Company is focused on building FTTP addresses and during 2018 we passed 41,000 FTTP addresses in Cincinnati. As of December 31, 2018, the Company is able to provide its Fioptics services to 611,000 consumer and enterprise addresses, or 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $14.7 million in 2018 compared to 2017 even though we passed 38,800 doors in both 2018 and 2017 due to more efficient capital spending. In addition, construction costs incurred for Connect America Fund ("CAF") doors totaled $5.5 million in 2017 compared to $1.4 million in 2018. Cincinnati installation capital expenditures decreased $7.3 million for 2018 compared to 2017 due to fewer video and internet activations in 2018. In addition, the Company implemented self-installations in Cincinnati which has led to a decrease in the average cost per install. Finally, the timing of expenditures, primarily for set top boxes, causes variances in capital expenditures year over year.
Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.
Capital expenditures in Hawaii for 2018 were $42.7 million. The Construction capital of $5.1 million relates to building out the fiber network to new addresses. Installation capital of $12.4 million primarily relates to new video installations. Enterprise fiber capital includes $0.8 million for light-up fees of additional SEA-US cable bandwidth, and the remaining is for new ethernet customers. Capital expenditures classified as Other include IT projects, real estate projects, and network upgrades or optimization projects.
The decrease in construction costs in 2017 is a result of the Company passing 62,600 fewer doors in 2017 relative to 2016. Fioptics installation costs also decreased in 2017 as there were fewer activations due to fewer doors being passed.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment in addition to Cloud, Communications and Consulting services, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

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

Using our experience and expertise, Infrastructure Solutions are tailored to our customers’ organizational goals. We offer a complete portfolio of services that provide customers with efficient and optimized IT solutions that are agile and responsive to their business and are integrated, simplified and manageable. Through consulting with customers, the Company will build a solution using standard manufacturer equipment to meet our customers’ specific requirements. Prior to the adoption of Accounting Standards Codification Topic ("ASC") 606, the Company recorded hardware revenue on a gross basis. Effective January 1, 2018 with the adoption of ASC 606, the Company now considers ourselves an agent in the sale of hardware and records hardware revenue net of the associated cost of the hardware. The standard was adopted using the full retrospective method.

Consulting services help customers assess their business and technology needs and provide the talent needed to ensure success. The Company is a premier provider of application services and IT staffing.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2018	2017	2018 vs. 2017	2018 vs. 2017	2016	2017 vs. 2016	2017 vs. 2016
Revenue:
Consulting	$165.3	$89.3	$76.0	85%	$86.7	$2.6	3%
Cloud	98.0	81.0	17.0	21%	85.5	$(4.5)	(5)%
Communications	178.5	160.6	17.9	11%	144.3	$16.3	11%
Infrastructure Solutions	109.1	54.2	54.9	n/m	36.2	$18.0	50%
Total revenue	550.9	385.1	165.8	43%	352.7	32.4	9%
Operating costs and expenses:
Cost of services and products	335.7	247.0	88.7	36%	234.5	12.5	5%
Selling, general and administrative	152.1	98.6	53.5	54%	74.2	24.4	33%
Depreciation and amortization	41.0	29.1	11.9	41%	23.0	6.1	27%
Restructuring and severance related charges	4.9	5.1	(0.2)	(4)%	3.3	1.8	55%
Loss on disposal of assets	—	—	—	n/m	0.3	(0.3)	n/m
Total operating costs and expenses	533.7	379.8	153.9	41%	335.3	44.5	13%
Operating income	$17.2	$5.3	$11.9	n/m	$17.4	$(12.1)	(70)%
Operating margin	3.1%	1.4%		1.7 pts	4.9%		(3.5) pts
Capital expenditures	$26.4	$24.2	$2.2	9%	$25.4	$(1.2)	(5)%

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

Metrics information: (as of December 31, 2018)	Communications	Communications	Communications	Consulting
	Hosted UCaaS Profiles*	NaaS Locations	SD - WAN Locations	Billable Resources
	239,581	2,257	803	1,039
* Includes 23,700 profiles from Hawaii
Revenue
IT Services and Hardware segment revenue increased $165.8 million and $32.4 million in 2018 and 2017, respectively, compared to the comparable prior year periods. Consulting and Infrastructure Solutions are the main contributors to this revenue increase in 2018, primarily due the acquisition of OnX in the fourth quarter of 2017. OnX contributed $108.2 million in Consulting revenue and $64.1 million in Infrastructure Solutions revenue for the year ended 2018 compared to $25.3 million in Consulting revenue and $21.6 million in Infrastructure Solutions for the year ended 2017. OnX also provided contributions in Cloud revenue, driving the $17.0 million increase in Cloud revenue in 2018 as compared to 2017. Additionally, Hawaiian Telcom contributed $20.0 million in revenue in 2018, predominantly in Communications. Increased revenue generated by OnX and Hawaiian Telcom was partially offset by declines in Consulting in 2018 as compared to 2017 due to one significant customer in-sourcing more work rather than outsourcing it to the Company. Communications revenue experienced growth in both 2018 and 2017 compared to the comparable prior year periods. After consideration of revenue of $11.5 million generated from Hawaiian Telcom, Communications revenue increased $6.4 million in 2018, compared to 2017. This increased revenue is primarily due to a 26% growth in strategic products offset by a 7% decline in legacy offerings. Growth in 2017 was primarily due to the same trends impacting 2018 as well as a contribution of $11.6 million from the acquisition of Suntel in the first quarter of 2017.
Operating Costs and Expenses
Cost of services and products is predominantly impacted by fluctuations in the headcount and contractors required to deliver the services within Consulting, Cloud and Communications. The increase of $88.7 million and $12.5 million in "Cost of services and products" for 2018 and 2017, respectively, as compared to the same periods in the prior year is related to the acquisitions of OnX and Hawaiian Telcom and consists primarily of payroll and contract services costs.
SG&A increased $53.5 million and $24.4 million for 2018 and 2017, respectively, as compared to the same periods in the prior year. The acquisition of OnX contributed an increase of $51.3 million and $21.1 million for 2018 and 2017, respectively, as compared to the same periods in the prior year. The acquisition of Hawaiian Telcom contributed an increase of $5.4 million for 2018. Increases in SG&A related to the acquisitions were partially offset by lower payroll costs due to restructuring initiatives executed in 2018 and 2017.
Restructuring and severance charges of $4.1 million recorded in 2018 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of OnX. In addition, a restructuring charge of $0.8 million was recorded in the second quarter of 2018 associated with a lease abandonment related to an office space that will no longer be utilized. Restructuring and severance related charges incurred in 2017 related to the reorganization initiated by the Company to better align the segment for future growth.
Capital Expenditures
Capital expenditures are dependent on the timing of success-based projects. The increase in capital expenditures of $2.2 million in 2018 is primarily due to additional capital spend for OnX projects in the Cloud practice compared to 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate
Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to acquisition transactions. Corporate costs totaled $37.2 million in 2018, $36.0 million in 2017 and $18.7 million in 2016.
Corporate costs increased by $1.2 million in 2018 compared to 2017 primarily due to higher transaction and integration costs of $4.0 million compared to 2017 partially offset by lower payroll related costs. Corporate costs increased in 2017 primarily due to higher transaction and integration costs of $18.5 million.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2018, 2017 and 2016, we generated $214.7 million, $203.4 million and $173.1 million, respectively, of cash flows from operations. In 2017 and 2016, proceeds from the monetization of our CyrusOne investment totaled $140.7 million and $189.7 million, respectively. Dividends of $1.1 million and $7.4 million were received from our investment in CyrusOne in 2017 and 2016, respectively.

The Company’s primary uses of cash are for capital expenditures and debt service. To a lesser extent, cash is also used to fund our pension obligations, retiree medical obligations, and pay preferred stock dividends. In 2017 and 2018, cash was also utilized to fund merger and acquisition activity.

Capital expenditures increased in 2018 compared to 2017 by $10.1 million. An increase in expenditures of $42.7 million in 2018 related to investments made by Hawaiian Telcom, and was offset by a $35.0 million reduction in expenditures by the Entertainment and Communications segment in Cincinnati due to lower construction and installation capital expenditures. Capital expenditures decreased in 2017 compared to 2016 by $75.9 million primarily due to passing fewer addresses with Fioptics as well as completing fewer installations.

In July 2018, the Company completed the acquisition of Hawaiian Telcom. Net proceeds received from the $350 million 8% Senior Notes in the fourth quarter of 2017, combined with a draw on the Credit and Receivable Facilities in the third quarter of 2018, were utilized to finance in part the cash portion of the merger agreement and the payoff of the Hawaiian Telcom debt of $314.7 million. In the fourth quarter of 2017, net proceeds totaling $577.0 million related to the issuance of the Tranche B Term Loan due 2024 were used to repay the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020, as well as the related accrued interest. The remaining proceeds of the Tranche B Term Loan due 2024 were used to fund the acquisition of OnX that closed in October, 2017. The proceeds covered the purchase price, $77.6 million for repayment of outstanding debt, and associated transaction costs.

Interest payments were $131.7 million, $65.7 million and $71.1 million in 2018, 2017 and 2016, respectively. Interest payments have increased due to additional debt incurred to fund the acquisitions completed in 2018 and 2017, respectively. Additionally, payments in 2018 included $3.5 million of accrued interest related to Hawaiian Telcom. Our contractual debt maturities in 2019, including capital lease obligations and other financing arrangements, are $21.0 million and associated contractual interest payments are expected to be approximately $130 million.

As of December 31, 2018, we had $206.5 million of short-term liquidity, comprised of $15.4 million of cash and cash equivalents, $182.0 million of undrawn capacity on our Revolving Credit Facility and $9.1 million available under the Receivables Facility. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Long-term view, including debt covenants

As of December 31, 2018, the Company had $1.9 billion of outstanding indebtedness and an accumulated deficit of $2.7 billion. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2024. In addition, we have ongoing obligations to fund our qualified pension plans. Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for common share repurchases or de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

Form 10-K Part II	Cincinnati Bell Inc.

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2018, these ratios and limitations include a maximum consolidated secured total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements. The agreements and instruments governing our debt and financing arrangements are complicated and you should consult such agreements and instruments which are filed with the SEC for more detailed information.

As of December 31, 2018, the Company was in compliance with the Credit Agreement covenants and ratios.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of December 31, 2018.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2018 was $214.7 million, an increase of $11.3 million compared to 2017. The increase is primarily due to contributions from recent acquisitions, lower restructuring payments of $13.0 million compared to 2017, and improved working capital. These increases were partially offset by increased interest payments of $66.0 million and increased payments for transaction and integrations costs of $24.8 million in 2018 compared to 2017.

Cash provided by operating activities during 2017 was $203.4 million, an increase of $30.3 million compared to 2016. The increase is primarily due to favorable changes in working capital combined with $13.0 million of operating cash flow generated by the OnX acquisition. These increases in operating cash flow were partially offset by increased payments for restructuring and severance payments and transaction costs of $29.4 million and $16.1 million, respectively.

Cash flows from investing activities
Cash used by investing activities totaled $437.4 million in 2018, an increase of $200.6 million compared to the prior year, primarily due to the acquisition of Hawaiian Telcom. In 2017, cash used for the acquisition of OnX was partially offset by cash provided by the sale of our remaining 2.8 million shares of CyrusOne Inc.

Cash used by investing activities totaled $236.8 million in 2017, an increase of $141.3 million compared to the prior year, primarily due to the acquisitions of OnX and SunTel. In addition, during the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million. In 2016, proceeds from the sale of our investment in CyrusOne totaled $189.7 million. These increases in cash used by investing activities in 2017 were partially offset by a $75.9 million decrease in capital expenditures as a result of passing fewer doors with Fioptics in 2017 as compared to the prior year.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from financing activities

Cash used in financing activities was $158.1 million in 2018. In 2018, the Company borrowed $194.6 million on the Credit Facility and the Receivables Facility. Proceeds were used to partially fund the cash portion of the acquisition of Hawaiian Telcom. This increase in cash flow was offset by the repayment of debt of $328.7 million in 2018, which included the payoff of the Hawaiian Telcom debt of $314.7 million.

Cash provided by financing activities was $420.2 million in 2017. In the fourth quarter of 2017, the Company terminated its existing Corporate Credit Agreement and entered into a new Credit Agreement that provides for a seven-year $600 million Tranche B Term Loan due 2024 with proceeds totaling $593 million, net of discounts, and a $200 million Revolving Credit Facility. Also in the fourth quarter of 2017, CB Escrow Corp., an Ohio corporation and wholly owned subsidiary of Cincinnati Bell Inc., closed the private offering of $350 million aggregate principal amount of 8% Senior Notes at par. The proceeds of the note issuance were deposited into an escrow account and subsequently utilized at the time of closing of the acquisition of Hawaiian Telcom. Debt repayments totaling $403.0 million related to the repayment of the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020, including the related accrued and unpaid interest, as well as $77.6 million paid for OnX outstanding debt at the time of acquisition. Debt issuance costs paid totaled $19.1 million for the year. In addition, the Company repaid $89.5 million on the Receivables Facility in 2017.

Cash used by financing activities was $75.3 million in 2016. The Company issued $625.0 million of 7% Senior Notes at a $10.0 million premium. Debt repayments totaling $759.3 million were primarily due to the repayment of $478.5 million of the outstanding 8 3/8% Senior Notes due 2020 at an average rate of 103.328%, $212.1 million of the outstanding Tranche B Term Loan, $40.8 million of the outstanding Cincinnati Bell Telephone Notes at an average rate of 92.232% and $4.0 million of the outstanding 7 1/4% Senior Notes due 2023 at an average rate of 100.750%. In 2016, the Company repurchased 0.2 million common shares for $4.8 million. Debt issuance costs totaled $11.1 million for the year. In addition, the Company borrowed $71.9 million on the Receivables Facility in 2016 and proceeds from the exercise of options totaled $3.8 million.

Dividends paid on preferred stock totaled $10.4 million in each of 2018, 2017 and 2016.
Future Operating Trends
Entertainment and Communications
We continue to mitigate the revenue decline experienced with our legacy products with increases in revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for speeds that only a fiber network can provide. We expect the desire by customers for increased speeds will only continue as evidenced by the fact that more than 50% of Cincinnati’s internet customers subscribe to speeds greater than 100 megabits, compared to 2 years ago when only 20% subscribed to such speeds.
During 2019, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and fiber to the node. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to see a decline in video subscribers and FTTN internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to the acquisition of Hawaiian Telcom. In 2019, we plan to invest between $100 million and $115 million for Consumer/SMB Fiber, including construction, installation and value-added services. Our focus for 2019 in both the Cincinnati and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, increase penetration, and drive operational efficiencies. We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides.
For our enterprise fiber customers, we expect to continue to see a migration from legacy products and copper-based technology to higher bandwidth fiber solutions, as evidenced by the 16% increase in Ethernet Bandwidth in Cincinnati in 2018 compared to 2017.

Form 10-K Part II	Cincinnati Bell Inc.

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
In 2019, the Company will focus on infiltrating our customer base with our full stack of products from simple hardware sales through managed voice and software defined network management, creating contractual recurring revenue streams. We expect budget constraints by certain customers will continue to put pressure on our revenue and operating income in the future, increasing the need to diversify. In addition, as more customers migrate to the public cloud, we will see declines in the demand for Infrastructure products. However, this trend can provide an opportunity in the form of consulting as we have IT professionals that can develop the strategy to guide customers through this migration.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding capital leases and other financing arrangements (1)	$1,878.3	$6.0	$188.6	$52.3	$1,631.4
Capital leases (2)	73.9	13.4	17.6	8.8	34.1
Interest payments on long-term debt and capital leases (3)	770.0	126.6	246.6	232.5	164.3
Non-cancellable operating lease obligations	58.5	10.9	15.5	8.4	23.7
Purchase obligations (4)	157.1	157.1	—	—	—
Pension and postretirement benefits obligations (5)	89.1	17.0	19.8	27.8	24.5
Unrecognized tax benefits (6)	22.0	—	—	—	22.0
Other liabilities (7)	117.4	18.3	8.4	13.2	77.5
Total	$3,166.3	$349.3	$496.5	$343.0	$1,977.5

(1)	Excludes net unamortized discounts and premiums.

(2)	Includes capital lease obligations primarily related to vehicles, network equipment used in the deployment of our fiber network, and wireless towers assumed from our discontinued operations.

(3)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2018.

(4)
Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

(5)
Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts for 2019 include approximately $11 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2019, its contractual obligation related to postretirement obligations only extends through 2019. Amounts for 2019 through 2026 include approximately $57 million of estimated cash contributions to the qualified pension plans. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)
Includes contractual obligations primarily related to restructuring and employee severance reserves, asset removal obligations, long-term disability obligations, workers compensation liabilities, liabilities related to the pole license agreement obligation, a deferred vendor rebate, and other financing arrangements.

The contractual obligations table is presented as of December 31, 2018. The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies
We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles are adequate in light of the those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2018, cannot be reasonably determined.
Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $8.2 million as of December 31, 2018. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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
The discussion below addresses major judgments used in:

•	business combinations;

•	reviewing the carrying values of goodwill;

•	accounting for income taxes; and

•	accounting for pension and postretirement expenses.

Form 10-K Part II	Cincinnati Bell Inc.

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
Reviewing the Carrying Values of Goodwill — The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. A quantitative analysis was performed in 2018 and 2016 and a qualitative analysis was performed in 2017. The Company performs impairment testing of goodwill on an annual basis or when events or changes in circumstances indicate that an asset may be impaired. We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.
Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. No goodwill impairment losses were recognized in 2018, 2017 or 2016.
Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, and discount rate selection and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of December 31, 2018, each reporting unit had a fair value that exceeded it's carrying value in the goodwill impairment test.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2015.
The Company has net operating loss carryforwards at the federal, state, local and foreign levels. Federal tax loss carryforwards are available to offset taxable income in current and future periods. Federal tax loss carryforwards of $125.6 million will expire in 2023 and are not currently limited under U.S. tax laws. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain as changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets.
A valuation allowance of $58.2 million and $45.5 million has been recognized as of December 31, 2018 and 2017, respectively. While the valuation allowance is primarily against state, local, and foreign net operating losses, it also includes $15.3 million against non-deductible interest and $6.7 million against Texas margin credits which are unlikely to be realized.

As of December 31, 2018 and 2017, the liability for unrecognized tax benefits was $22.0 million and $22.2 million, respectively. The liability is representative of governmental authorities' interpretation of tax law differing from the Company's interpretation. As of December 31, 2018, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21.9 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

Form 10-K Part II	Cincinnati Bell Inc.

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
The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. No amendments to the plan were made during 2018 or 2017.
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
Discount rate
A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2018 and 2017, the average discount rate used to value the Cincinnati pension plans was 4.20% and 3.60%, respectively, while the average discount rate used to value the Cincinnati postretirement plans was 4.30% and 3.60%, respectively. As of December 31, 2018, the average discount rate used to value the Hawaii pension plans was 4.20%, while the average rate used to value the Hawaii postretirement plans was 4.40%. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2018.
Expected rate of return
The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. As of December 31, 2018 and 2017, the estimated long-term rate of return on the Cincinnati pension plan assets was 7.00% and 7.25%, respectively. As of December 31, 2018, the estimated long-term rate of return on the Hawaii pension plan assets was 7.00%. The long-term rate of return on the Cincinnati and Hawaii post-retirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were losses of 7.92% in 2018 and gains of 20% in 2017. Actual asset returns for the Hawaii pension trusts were losses of 4.44% in 2018. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.
Healthcare cost trend
Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2018 and 2017, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 6.5%. As of December 31, 2018, the healthcare cost trend rate used to measure the Hawaii postretirement health benefit obligations was 6.8%. As of December 31, 2018, the healthcare cost trend rate is assumed to decrease gradually to 4.5% and 5.0% by the year 2023 and 2026 for the Cincinnati and Hawaii plans, respectively.
The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2018:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($22.8)/$22.8	($1.5)/$1.5	($3.2)/$3.5	($0.1)/$0.2
Expected return on assets	+/- 0.5%	n/a	($1.8)/$1.8	n/a	($0)/$0
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	($1.7)/$1.8	($0.1)/$0.1
The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2018:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($5.8)/$6.3	($0.5)/$0.5	($2.5)/$2.8	($0)/$0.1
Expected return on assets	+/- 0.5%	n/a	($0.7)/$0.7	n/a	n/a
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	n/a	n/a
At December 31, 2018 and 2017, unrecognized actuarial net losses were $234.0 million and $248.1 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average expected future working lifetime of active plan participants for the Cincinnati and Hawaii pension and bargained postretirement plans (approximately 8-12 years and 8 years, respectively) and average life expectancy of retirees for the Cincinnati and Hawaii management postretirement plans (approximately 15 years and 21 years, respectively). The accumulated gains or losses associated with the Hawaii plans do not exceed the corridor requiring amortization in 2018.

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends
Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009 federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. Since January 2017 the FCC has focused on eliminating burdensome and unnecessary regulations that impede broadband investment. We expect this trend to continue and we will monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.
Universal Service
The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs.
In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Hawaiian Telcom received $1.4 million in Phase I support and has completed its Phase I buildout. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support that was available to them. Carriers accepting the Phase II support commitment have the funds available for a six-year period. Cincinnati Bell Telephone (“CBT”) accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations by the end of 2020. Hawaiian Telcom accepted $4.4 million to build to 11,081 locations in Hawaii over the six-year award period. A separate funding mechanism for rate-of-return companies was finalized in 2016.
In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction. Under this reverse auction up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. Cincinnati Bell and Hawaiian Telcom were both winning bidders. As a result, Cincinnati Bell will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.1 million to build to 3,936 unserved locations. It is uncertain at this time when the Phase II auction support distributions for the winning bidders will begin.

Intercarrier Compensation
In October 2011, in conjunction with its reform of the USF high cost support program, the FCC adopted comprehensive reforms to the switched access and reciprocal compensation rules that govern the means by which carriers compensate one another for use of their networks. The end point of the reforms is a bill-and-keep system under which all per-minute intercarrier charges are eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Terminating switched access and reciprocal compensation rates were phased out over a six-year period that concluded in 2018 for price cap carriers including CBT and Hawaiian Telcom. The plan contains a mechanism that enables ILECs to recover some of the lost revenue from increased end-user charges, which CBT and Hawaiian Telcom have utilized to the fullest extent possible. The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC. However, during 2018 the FCC released its proposal for transitioning originating access charges for 8XX calls to bill and keep. Although the public comment period on this proposal has concluded, the FCC has not yet issued a decision. The Company is monitoring this proceeding, but will not know the full impact until the FCC adopts final rules, particularly as it relates to any recovery mechanism to offset proposed rate reductions.
Special Access/Business Data Services
In 2005, the FCC opened a proceeding to review its Special Access (aka Business Data Services or "BDS") pricing rules. Under the rules in effect at that time, special access services were subject to price cap regulation with no earnings cap, and ILECs had pricing flexibility in certain metropolitan statistical areas served by a sufficient number of competitors. During 2012, the FCC suspended the grant of any new pricing flexibility requests and issued a mandatory data request. Responses to the data request were provided in the first quarter of 2015.
In April 2017, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided. The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation will be eliminated for these TDM end user services in competitive counties. In non-competitive counties price regulation will continue, although carriers are permitted to offer contract tariffs and volume and term discounts. The Order requires all price cap companies to remove all competitive BDS services from their tariffs by August 2020. The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s CBT ILEC territory as competitive, and in Hawaii four of the five counties were deemed competitive. In November 2017, Hawaiian Telcom filed an application with the FCC to discontinue offering BDS services in Kalawao County (the non-competitive county). This application was granted in January 2018 and Hawaiian Telcom subsequently filed to detariff all BDS services statewide. At this time, CBT’s BDS services remain under tariffs, but those BDS services offered in the competitive counties will be detariffed prior to the 2020 deadline. Nearly all of the Company’s current special access revenue is derived from the competitive counties. In August 2018, the US Court of Appeals for the Eighth Circuit vacated and remanded the ex ante deregulation of DS1 and DS3 transport services. As a result, the FCC has opened another proceeding to consider whether to deregulate these TDM transport services. The Company does not anticipate any impact as a result of the Court’s decision pending the FCC’s new examination of the issue.
Unbundled Network Elements
Under rules adopted pursuant to the Telecommunications Act of 1996, ILECs have been required to unbundle the components of their network and provide the unbundled network elements ("UNE's") to requesting competitive local exchange carriers at cost-based rates set by state public utility commissions in the 1990’s. In May 2018, the USTelecom Association (“USTA”) filed a petition with the FCC seeking forbearance from the unbundling rules for all ILECs. The FCC is required to rule on the petition within 15 months, or, if it fails to issue a decision by that time, the petition is automatically deemed granted. If granted, the forbearance would positively impact the Company’s ILEC operations while its competitive carrier operations could potentially see increased prices for facilities currently purchased from other ILECs, and may be forced to find other suppliers or deploy its own facilities in areas where it would be cost effective to do so. The Company is exploring the options available to it should the petition be granted and will pursue the most cost effective solution which would likely involve a combination of approaches. USTA has proposed to the FCC that if the forbearance petition is granted, UNE’s should remain available until February 2021, so that carriers have ample time to transition to alternative arrangements.

Form 10-K Part II	Cincinnati Bell Inc.

IP Transition
In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched TDM networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014, and during 2015 and 2016 the FCC adopted several orders imposing additional requirements on service providers seeking to transition their networks from copper to fiber. However, during the second quarter of 2017, the FCC opened several proceedings aimed at removing barriers to wireline and wireless broadband deployment and proposed reversing several of the additional requirements imposed in 2015 and 2016. Following this review, in November 2017 the FCC revised its rules to streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service to speed the transition from legacy copper-based TDM services to IP services. It also reformed the pole attachment rules to make it easier for providers to attach equipment necessary for next-generation networks. In 2018 the FCC adopted additional changes aimed at streamlining the pole attachment process and preempting state and local processes considered to be detrimental to broadband deployment, particularly the small cells that will be used for 5G networks. The 2018 orders have been challenged by many parties and have not yet taken effect. The Company does not anticipate any significant financial impact due to these proceedings.
Broadband Internet Access/Net Neutrality
In an order adopted in 2005, the FCC provided wireline carriers the option of offering broadband Internet access as a non-regulated information service (comparable treatment to cable modem Internet access at that time) or as a regulated telecommunications service. In 2007, CBT and Hawaiian Telcom elected the non-regulated information service designation for broadband Internet access service. The FCC also ruled that wireless broadband service was a non-regulated information service, placing it on the same regulatory footing as other broadband services such as cable modem service and wireline DSL service.
In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers. In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules. In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic. In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation. However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment. In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act. Although these new rules were appealed by numerous parties, in June 2016 the D.C. Circuit Court of Appeals upheld the FCC’s new rules in their entirety. In November 2016, the FCC adopted an order establishing broadband privacy and security requirements for Internet service providers using its authority under Title II. The restrictive new privacy rules diverged from the Federal Trade Commission framework that had for years set the standard for protecting Internet users’ privacy.
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
State - Ohio and Kentucky - CBT, the Company’s ILEC in Ohio and Kentucky, moved from rate of return regulation to alternative regulation plans for its local services in 1994. These alternative regulation plans restricted CBT’s ability to increase the price of basic local service and related services, but eliminated any earnings cap associated with traditional rate of return regulation. Under alternative regulation, price increases and enhanced flexibility for some services partially offset the effect of fixed pricing for basic local service and reduced pricing for other, primarily wholesale services.

Form 10-K Part II	Cincinnati Bell Inc.

In Ohio, statutory changes enacted by the Ohio General Assembly in 2005 gave the Public Utilities Commission of Ohio (“PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). As a result of that legislation, the Company received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges. In September 2010, the Ohio General Assembly passed Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's alternative regulation legislation, and authorized additional pricing flexibility for ILEC basic local exchange service (“BLES” - a standalone access line not bundled with other services) upon a competitive showing by the ILEC. CBT filed an application for pricing flexibility under the new rules and in January 2011 received authority to increase the monthly rate for a standalone local service line throughout its Ohio serving area by $1.25 annually. Nearly all other retail services were removed from rate regulation, including local service lines bundled with other services. Substitute SB 162 also provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards beginning in January 2011. In June 2015, House Bill 64 was enacted, which included provisions that could relieve ILECs from their carrier of last resort obligations, pending the outcome of the FCC’s IP Transition proceeding. As part of the provisions of HB 64, the PUCO is currently conducting a process that would assist in the identification of BLES customers that might not have a competitive alternative should the ILEC withdraw BLES as part of its transitioning from a circuit-switched TDM network to an IP Network. The 2015 rules have the potential to provide CBT with substantial regulatory relief in Ohio in the future; however, there is no impact in the near-term. Finally, in December 2018, the General Assembly passed House Bill 402 giving ILECs the ability to increase the monthly BLES rate by $2.00 annually. Beginning in 2022, BLES rate regulation will cease entirely in exchanges in which the ILEC demonstrates that it has lost more than 50% of its access lines. The 2018 legislation also limited the PUCO’s authority over other aspects of telecom regulation, including eliminating the PUCO’s authority to review and approve mergers and acquisitions for telecom companies.
In Kentucky, CBT entered into an alternative regulation plan in July 2006 under terms established by the Kentucky General Assembly in House Bill No. 337. Under this plan, BLES prices were capped in exchange for earnings freedom and pricing flexibility on other retail services. The caps on BLES prices expired in July 2011 providing CBT with flexibility to increase rates for basic local exchange service. In March 2015, the General Assembly passed House Bill 152, which removed the Public Service Commission's authority to regulate terms, conditions, rates or availability of any retail service in urban exchanges (greater than 15,000 Households) for a modifying utility. In March 2017, the General Assembly passed Senate Bill 10, which extended the same privileges as HB 152 to all exchanges, thus providing CBT with nearly complete deregulation for all retail services in Kentucky.
Hawaii - In Hawaii, the legislature and the Hawaii Public Utilities Commission (“HPUC”) have taken steps to reduce rate regulation of some of the services of the Company’s Hawaiian Telcom subsidiaries, however, many services offered by Hawaiian Telcom’s ILEC remain under a traditional cost-of-service regulatory framework. The HPUC classifies telecommunications services as fully competitive, partially competitive, or non‑competitive.
In 2009 and 2010, the Hawaii State Legislature required the HPUC to treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter island), central exchange (Centrex), most residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as “fully competitive” under the HPUC’s rules with certain qualifications. As a result, HPUC approval and cost support filings are no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings must be priced above the service’s long run incremental cost, and the HPUC can require cost support demonstrating compliance with its costing rules at any time. The HPUC retains the ability to suspend and investigate any offering.  In 2012, the Hawaii State Legislature passed legislation that gave Hawaiian Telcom pricing flexibility to increase tariffed intrastate rates for any retail telecommunications service without approval from the HPUC, with the exception of basic exchange service (i.e., single line residential and single line business services), which continues to require HPUC approval.  Based on these regulatory reforms, the Company can now compete more effectively by making decisions based on marketplace dynamics and other economic information. For example, it can offer a competitively priced bundle that includes retail local exchange intrastate services and other fully or partially competitive services, or other services that are not within the HPUC’s jurisdiction.
Cable Franchises - Ohio, Kentucky and Indiana - The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in its self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territory upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has agreements with fifty-three franchising authorities in Kentucky.
Hawaii - In Hawaii, cable franchises must be approved by the Hawaii Department of Commerce and Consumer Affairs. Since 2011, the Company’s Hawaiian Telcom Services Company, Inc. subsidiary has held a cable franchise authorizing it to provide video services throughout the island of Oahu.

Form 10-K Part I	Cincinnati Bell Inc.

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

•
The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company, or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs;

•	The Company generates a substantial portion of its revenue by serving a limited geographic area;

•
Two large customers accounts for a significant portion of the Company’s revenues and accounts receivable. The loss or significant reduction in business from either one of these customers would cause operating revenues to decline and could negatively impact profitability and cash flows;

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

•
An IT and/or network security breach or cyber-attack may lead to unauthorized use or disabling of our network, theft of customer data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business;

•	Weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations;

•
The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services, and threaten its operating licenses;

•
The inability of the Company to renew its license from the FCC to use the Hawaii Inter-Island Cable System ("HICS Cable") on economically reasonable terms may negatively impact its ability to provide telecommunication services to the islands of Hawaii;

•	The Company depends on a number of third-party providers, and the loss of, or problems with, one or more of these providers may impede the Company's growth or cause it to lose customers;

•	A failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition;

Form 10-K Part II	Cincinnati Bell Inc.

•
If the Company fails to extend or renegotiate its collective bargaining agreements with its labor union when they expire or if its unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed;

•	The loss of any of the senior management team or attrition among key sales associates could adversely affect the Company’s business, financial condition, results of operations and cash flows;

•	The Company may not achieve its intended results from recent acquisitions if the Company is unable to successfully integrate the operations from the acquired companies with the Company;

•	The Company may incur expenses related to the integration of acquired operations, including OnX and Hawaiian Telcom, into the Company;

•	The future results of the Company will suffer if the Company does not effectively manage its expanded operations following the acquisitions of OnX and Hawaiian Telcom;

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

•	Third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury;

•	The Company could be subject to a significant amount of litigation, which could require us to pay significant damages or settlements;

•	The Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws.
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
The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Credit Agreement and Receivables Facility, as well as changes in current rates compared to that of its fixed rate debt. The interest rate on these debt arrangements varies with changes in the LIBOR rate, which may cease to be an available rate in 2021. Our financing documents describe processes for identifying an alternate rate to LIBOR. Until such alternate rates have been identified, the consequences of the possible termination of LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt. The Company's management periodically employs interest rate hedge contracts, such as swaps, to manage exposure to interest rate risk. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $1,085.2 million principal amount of fixed rate debt outstanding as of December 31, 2018 and 2017, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $904.4 million and $1,081.5 million as of December 31, 2018 and 2017 respectively. At December 31, 2018, the weighted average interest rate on fixed-rate debt is 7.3%.
At December 31, 2018, the Company had variable-rate borrowings of $298.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $176.6 million of borrowings under the Receivables Facility, and $18.0 million of borrowings under the Credit Agreement's Revolving Credit Facility. The estimated aggregate fair market value of this debt was $481.2 million as of December 31, 2018. At December 31, 2017, the Company had variable-rate borrowings of $600.0 million under the Tranche B Term Loan due 2024 with an estimated aggregate fair market value of $606.0 million. At December 31, 2018, the weighted average interest rate on variable-rate debt is 5.0%. A hypothetical increase or decrease of one hundred basis points in the LIBOR rate would increase or decrease our annual interest expense by $3.9 million.

At December 31, 2018, the Company had $300.0 million of variable rate debt outstanding under the Tranche B Term Loan due 2024 with $300.0 million of related floating-to-fixed interest rate swaps. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement. If the underlying LIBOR interest rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2018 would increase by $11.5 million or decrease by $11.0 million. These swaps expire in June 2023. For further information, see Footnote 10 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” At December 31, 2017, the Company held no derivative financial instruments.

Foreign Currency Risk
IT Services and Hardware currently has business operations in Canada, the U.K. and India, and foreign currency risk might arise in the future. We do not currently employ forward contracts or other financial instruments to mitigate foreign currency risk.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of Hawaiian Telcom, Inc. acquired on July 2, 2018, which is included in the consolidated financial statements of the Company for the year ended December 31, 2018. Hawaiian Telcom accounts for 31.3% of total assets and 12.7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 22, 2019

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, during 2018.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hawaiian Telcom, Inc., which was acquired on July 2, 2018 and whose financial statements constitute 31.3% of total assets and 12.7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Hawaiian Telcom, Inc.
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

Form 10-K Part II	Cincinnati Bell Inc.

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
February 22, 2019

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareowners’ deficit and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), during 2018. The Company adopted ASU 2014-09 using the full retrospective method.

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

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 22, 2019

We have served as the Company's auditor since 2005.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$15.4	$17.8
Restricted cash	—	378.7
Receivables, less allowances of $13.0 and $10.4	342.8	239.8
Inventory, materials and supplies	46.5	44.3
Prepaid expenses	30.7	22.2
Other current assets	10.5	7.6
Total current assets	445.9	710.4
Property, plant and equipment, net	1,844.0	1,129.0
Goodwill	157.0	151.0
Intangible assets, net	168.1	132.3
Deferred income tax assets	47.5	12.2
Other noncurrent assets	67.7	52.7
Total assets	$2,730.2	$2,187.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$20.2	$18.4
Accounts payable	331.9	185.6
Unearned revenue and customer deposits	55.9	36.3
Accrued taxes	24.8	21.2
Accrued interest	26.8	29.9
Accrued payroll and benefits	42.9	28.7
Other current liabilities	39.2	37.2
Total current liabilities	541.7	357.3
Long-term debt, less current portion	1,909.6	1,729.3
Pension and postretirement benefit obligations	230.6	177.5
Pole license agreement obligation	39.1	—
Deferred income tax liabilities	11.4	11.2
Other noncurrent liabilities	72.8	30.2
Total liabilities	2,805.2	2,305.5
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2018 and 2017; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,184,114 and 42,197,965 shares issued and outstanding at December 31, 2018 and 2017, respectively	0.5	0.4
Additional paid-in capital	2,680.0	2,565.6
Accumulated deficit	(2,709.4)	(2,639.6)
Accumulated other comprehensive loss	(175.5)	(173.7)
Total shareowners’ deficit	(75.0)	(117.9)
Total liabilities and shareowners’ deficit	$2,730.2	$2,187.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue	1,378.2	1,065.7	1,017.6

Costs and expenses
Cost of services and products, excluding items below	698.7	531.0	507.3
Selling, general and administrative	313.4	235.1	216.3
Depreciation and amortization	252.0	193.0	182.2
Restructuring and severance related charges	8.3	32.7	11.9
Transaction and integration costs	22.5	18.5	—
Other	—	—	1.1
Total operating costs and expenses	1,294.9	1,010.3	918.8
Operating income	83.3	55.4	98.8
Interest expense	131.5	85.2	75.7
Loss on extinguishment of debt, net	1.3	3.2	19.0
Other components of pension and postretirement benefit plans expense	12.5	16.6	4.3
Gain on sale of CyrusOne investment	—	(117.7)	(157.0)
Other (income) expense, net	(1.6)	1.4	(7.6)
(Loss) income from continuing operations before income taxes	(60.4)	66.7	164.4
Income tax expense	9.4	26.7	61.7
(Loss) income from continuing operations	(69.8)	40.0	102.7
Income from discontinued operations, net of tax	—	—	0.3
Net (loss) income	(69.8)	40.0	103.0
Preferred stock dividends	10.4	10.4	10.4
Net (loss) income applicable to common shareowners	$(80.2)	$29.6	$92.6
Basic net (loss) earnings per common share
Basic (loss) earnings per common share from continuing operations	$(1.73)	$0.70	$2.19
Basic (loss) earnings per common share from discontinued operations	$—	$—	$0.01
Basic net (loss) earnings per common share	$(1.73)	$0.70	$2.20
Diluted net (loss) earnings per common share
Diluted (loss) earnings per common share from continuing operations	$(1.73)	$0.70	$2.19
Diluted (loss) earnings per common share from discontinued operations	$—	$—	$0.01
Diluted net (loss) earnings per common share	$(1.73)	$0.70	$2.20

Weighted-average common shares outstanding (millions)
Basic	46.3	42.2	42.0
Diluted	46.3	42.4	42.1

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(69.8)	$40.0	$103.0
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4, $36.9	—	8.3	68.1
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	(76.4)	—
Foreign currency translation (loss) gain	(6.5)	0.2	(0.1)
Cash flow hedge:
Unrealized loss on cash flow hedge arising during the period, net of tax of ($1.4)	(4.8)	—	—
Reclassification adjustment for net losses included in net income, net of tax of $0.3	0.9	—	—
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($1.6), $0.8, $3.6	(5.5)	2.8	6.6
Amortization of prior service benefits included in net income, net of tax of ($0.7), ($1.6), ($5.2)	(2.4)	(2.9)	(9.4)
Amortization of net actuarial loss included in net income, net of tax of $4.7, $7.9, $8.5	16.4	14.3	15.5
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.0, $1.5	0.1	2.5	—
Total other comprehensive (loss) income, net of tax	(1.8)	(51.2)	80.7
Total comprehensive (loss) income	$(71.6)	$(11.2)	$183.7

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(in millions)

	6 3/4% Cumulative Convertible Preferred Shares			Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares
	Shares	Amount		Shares	Amount				Shares	Amount	Total
Balance at December 31, 2015	3.1	$129.4		42.0	$0.4	$2,577.7	$(2,834.2)	$(171.0)	(0.1)	$(0.5)	$(298.2)
Cumulative effect of adopting ASC Topic 606	—	—		—	—	—	19.4	—	—	—	19.4
Net income	—	—		—	—	—	103.0	—	—	—	103.0
Other comprehensive income	—	—		—	—	—	—	80.7	—	—	80.7
Shares issued under employee plans	—	—		0.3	—	3.6	—	—	—	—	3.6
Shares purchased under employee plans and other	—	—		—	—	(0.3)	—	—	0.1	0.5	0.2
Stock-based compensation	—	—		—	—	5.1	—	—	—	—	5.1
Repurchase and retirement of shares	—	—		(0.2)	—	(4.8)	—	—	—	—	(4.8)
Dividends on preferred stock	—	—		—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2016	3.1	129.4		42.1	0.4	2,570.9	(2,711.8)	(90.3)	—	—	(101.4)
Net income	—	—		—	—	—	40.0	—	—	—	40.0
Reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform (a)	—	—		—	—	—	32.2	(32.2)	—	—	—
Other comprehensive loss, excluding reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform	—	—		—	—	—	—	(51.2)	—	—	(51.2)
Shares issued under employee plans	—	—		0.1	—	0.5	—	—	—	—	0.5
Shares purchased under employee plans and other	—	—		—	—	(1.3)	—	—	—	—	(1.3)
Stock-based compensation	—	—		—	—	5.9	—	—	—	—	5.9
Dividends on preferred stock	—	—		—	—	(10.4)	—	—	—	—	(10.4)
Balance at December 31, 2017	3.1	129.4		42.2	0.4	2,565.6	(2,639.6)	(173.7)	—	—	(117.9)
Net loss	—	—		—	—	—	(69.8)	—	—	—	(69.8)
Other comprehensive loss	—	—		—	—	—	—	(1.8)	—	—	(1.8)
Shares issued under employee plans	—	—		0.3	—	0.2	—	—	—	—	0.2
Shares purchased under employee plans and other	—	—		—	—	(2.1)	—	—	—	—	(2.1)
Stock-based compensation	—	—	—	—	—	5.6	—	—	—	—	5.6
Dividends on preferred stock	—	—		—	—	(10.4)	—	—	—	—	(10.4)
Stock consideration for acquisition of Hawaiian Telcom	—	—		7.7	0.1	121.1	—	—	—	—	121.2
Balance at December 31, 2018	3.1	$129.4		50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	—	$—	$(75.0)
(a) Per ASU 2018-02, entities can elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from newly enacted corporate tax rates under the Tax Cuts and Jobs Act. The Company elected to make the change and recorded the adjustment in 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(69.8)	$40.0	$103.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	252.0	193.0	182.2
Loss on extinguishment of debt	1.3	3.2	19.0
Gain on sale of Investment in CyrusOne	—	(117.7)	(157.0)
Provision for loss on receivables	8.4	6.9	9.4
Noncash portion of interest expense	5.4	2.8	3.3
Deferred income taxes	6.9	26.3	60.0
Pension and other postretirement payments (in excess of) less than expense	(7.2)	6.4	(8.3)
Stock-based compensation	5.6	5.9	5.1
Other, net	(3.5)	2.5	(3.8)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(83.1)	21.3	(18.3)
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	2.2	(16.6)	(6.2)
Increase (decrease) in accounts payable	95.1	22.4	(13.1)
Increase (decrease) in accrued and other current liabilities	10.5	16.2	(3.0)
(Increase) decrease in other noncurrent assets	(0.9)	1.4	(2.8)
(Decrease) increase in other noncurrent liabilities	(8.2)	(10.6)	3.6
Net cash provided by operating activities	214.7	203.4	173.1
Cash flows from investing activities
Capital expenditures	(220.6)	(210.5)	(286.4)
Proceeds from sale of Investment in CyrusOne	—	140.7	189.7
Acquisitions of businesses, net of cash acquired	(216.8)	(167.0)	—
Dividends received from Investment in CyrusOne (equity method investment)	—	—	2.1
Other, net	—	—	(0.9)
Net cash used in investing activities	(437.4)	(236.8)	(95.5)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	943.0	635.0
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	194.6	(89.5)	71.9
Repayment of debt	(328.7)	(403.0)	(759.3)
Debt issuance costs	(11.7)	(19.1)	(11.1)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Common stock repurchase	—	—	(4.8)
Other, net	(1.9)	(0.8)	3.4
Net cash (used in) provided by financing activities	(158.1)	420.2	(75.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(381.1)	386.8	2.3
Cash, cash equivalents and restricted cash at beginning of year	396.5	9.7	7.4
Cash, cash equivalents and restricted cash at end of year	$15.4	$396.5	$9.7

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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
As of December 31, 2018, we operate our business through the following segments: Entertainment and Communications and IT Services and Hardware.
The Company has approximately 4,300 employees as of December 31, 2018. Approximately 35% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2021 and third quarter of 2022, respectively.
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
Discontinued Operations — In the second quarter of 2014, we entered into agreements to sell our wireless spectrum licenses and certain other assets related to our wireless business. The agreement to sell our wireless spectrum licenses closed on September 30, 2014. Effective March 31, 2015, all wireless subscribers were migrated off our network and we ceased providing wireless services and operations. The results of operations attributable to our wireless operations are reported in discontinued operations in the Consolidated Statements of Income. Other income of $0.3 million was recorded in 2016 related to an individual tower sale. Restructuring payments associated with our discontinued operations of $4.4 million were included in operating cash flow in the Consolidated Statements of Cash Flows for 2016.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; the valuation of deferred costs under Accounting Standards Codification ("ASC") 606; purchase price allocation for acquired businesses; and the valuation of intangible assets and goodwill. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

Form 10-K Part II	Cincinnati Bell Inc.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash at December 31, 2017, represents the proceeds from the issuance of the 8% Senior Notes due 2025 (the “8% Senior Notes”). Proceeds were placed into an escrow account along with Company cash that was sufficient to pay all interest that accrued on the 8% Senior Notes up to, but not including, October 9, 2018. The amounts held in escrow were contractually restricted as to their withdrawal or use and were used to fund the cash portion of the acquisition of Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") in July 2018, and to fund semi-annual interest payments associated with this debt. As of December 31, 2017, $378.7 million is classified as "Restricted Cash." As of December 31, 2018, no cash is classified as "Restricted Cash."

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, Verizon Communications Inc., which make up 18% of the outstanding accounts receivable balance at December 31, 2018. The Company had receivables with one customer, General Electric Company ("GE"), which made up 10% of the outstanding accounts receivable balance at December 31, 2017. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2018 and 2017, unbilled receivables totaled $19.0 million and $14.2 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.

Factoring Arrangements — In the second quarter of 2018, the Company executed an amendment of its Receivables Facility that includes an option for Cincinnati Bell Funding LLC (“CBF”) to sell certain receivables, on a non-recourse basis, directly to PNC Bank. The terms of the factoring arrangement provides for the factoring of certain receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date. Such sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in Financial Accounting Standards Board (“FASB”) ASC 860, "Transfers and Servicing." The fees paid in relation to such sales of accounts receivable were $0.1 million in 2018 and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations. Approximately $20 million of receivables were sold under the terms of the factoring agreement in 2018. See Note 8 for further information related to the Receivables Facility.
Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.
Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Property, plant and equipment acquired in conjunction with the acquisition of Hawaiian Telcom was stated at fair value in accordance with ASC 805. Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life. The majority of the Entertainment and Communications network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.
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

Form 10-K Part II	Cincinnati Bell Inc.

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is generally allocated to reporting units one level below business segments. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized. An impairment loss is measured as the excess of the carrying value of goodwill of a reporting unit over its fair value.
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
Equity Method Investments — The Company records equity method investments at carrying value within “Other noncurrent assets” in the Consolidated Balance Sheets. The Company's proportionate share of the investments’ net loss had a minimal impact on our Consolidated Statements of Operations in 2018, 2017 and 2016. Equity method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. In the third quarter of 2017, the entire carrying value of $4.7 million of an equity method investment was impaired and recorded to "Other (income) expense, net" in the Consolidated Statements of Operations.
Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $5.8 million and $3.8 million as of December 31, 2018 and 2017, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable. If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference. The Company estimates fair value using external information and discounted cash flow analysis.
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
Revenue Recognition — Effective January 1, 2018, the Company adheres to revenue recognition principles described in FASB ASC 606, “Revenue Recognition.” Under ASC 606, revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. A good or service is considered to be transferred when the customer obtains control.
The Company had no customers whose revenue comprised greater than 10% of total revenue in 2018 and 2017. The Company had sales with one customer, GE, which contributed 11% to total revenue in 2016. Revenue derived from foreign operations is approximately 6% and 3% of consolidated revenue in 2018 and 2017, respectively. Revenue derived from foreign operations was immaterial in 2016.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications — Revenues from local telephone, special access, internet product and video services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Consumer long distance, switched access and other usage based charges are billed monthly in arrears. Entertainment and Communications bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. These estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.
Pricing of local voice services is generally subject to oversight by both state and federal regulatory commissions. Such regulation also covers services, competition, and other public policy issues. Various regulatory rulings and interpretations could result in increases or decreases to revenue in future periods.
For long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. The Company began recognizing a financing component, in accordance with ASC 606, associated with the up-front payments for services to be delivered under IRU contracts for fiber circuit capacity. See Note 3 for further information.

IT Services and Hardware — Revenue is generally recognized as the service is provided. Maintenance on telephony equipment is deferred and recognized ratably over the term of the underlying customer contract, generally one to three years.
For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is shipped. Installation service revenue is generally recognized when installation is complete. We sell equipment and installation services on both a combined and standalone basis.
For the sale of hardware within the Infrastructure Solutions category, we evaluate whether we are the principal (in which case we report revenues on a gross basis) or an agent (in which case we report revenues on a net basis). In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer as well as other indicators such as the party primarily responsible for fulfillment, inventory risk and discretion in establishing price. Based on these criteria, the Company typically acts as an agent and, as such, will record revenue associated with the sale of hardware net of the related cost of products.
Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $14.2 million, $13.5 million, and $9.5 million in 2018, 2017, and 2016, respectively.
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
Previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.

Form 10-K Part II	Cincinnati Bell Inc.

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
Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue for 2018, 2017, and 2016 were $22.2 million, $16.8 million and $16.3 million, respectively. The amounts reported as expense for 2018, 2017 and 2016 were $23.4 million, $17.7 million, and $17.5 million, respectively. We record all other federal taxes collected from customers on a net basis.
Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees and non-employee directors. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the required service period, generally defined as the applicable vesting period. For awards which contain a performance condition, compensation expense is recognized over the service period, when achievement of the performance condition is deemed probable. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, the Company accounts for forfeitures as they occur. Actual forfeiture activity reduces the total fair value of the awards to be recognized as compensation expense. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.
Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the Cincinnati pension and bargained postretirement plans (approximately 8-12) and average life expectancy of retirees for the Cincinnati management postretirement plan (approximately 15 years). The accumulated gains or losses associated with the Hawaii plans do not exceed the corridor requiring amortization.
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
Foreign Currency Translation and Transactions — The financial position of foreign subsidiaries is translated at the exchange rates in effect at the end of the period, while revenues and expenses are translated at average rates of exchange during the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as components of accumulated other comprehensive income. Gains and losses arising from foreign currency transactions are recorded in "Other (income) expense, net" in the period incurred.

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
The most significant impact of adopting the new standard is the change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record hardware sales net of the related cost of products. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model. As a result of adopting ASU 2014-09, revenue and cost of products decreased by $168.2 million and $222.8 million, for 2016 and 2017, respectively. Changes in accounting policies related to variable consideration or rebates did not have a material effect on the Company's financial statements. Fulfillment and acquisition costs that are now recorded as an asset and amortized on a monthly basis decreased expense by $1.5 million and $0.7 million, for 2016 and 2017, respectively. Additionally, as a result of the adoption of ASC 606 an increase to tax expense of $0.5 million was recorded in 2016 and a decrease to tax expense of $4.2 million was recorded in 2017. This change to expense for fulfillment and acquisition costs and tax expense increased both basic and diluted earnings per share for 2016 by $0.02 and increased both basic and diluted earnings per share for 2017 by $0.11 and $0.12, respectively. An incremental asset related to fulfillment and acquisition costs of $30.1 million was recorded on the balance sheet as of January 1, 2016, with an offsetting reduction in "Accumulated deficit." As a result of the entry, the total contract asset related to fulfillment and acquisition costs was $30.6 million at January 1, 2016. The impact of these adjustments resulted in a decrease of $10.8 million to "Deferred income tax assets" as of January 1, 2016, with the offset to "Accumulated deficit." See Note 3 for additional disclosures as a result of adopting ASC Topic 606.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in GAAP on the classification and measurement of financial instruments. The amended guidance requires entities to carry all investments in equity securities at fair value and changes in fair value shall be recognized through net income unless the entity has elected the practicability exception to fair value measurement. This standard is effective for the fiscal year ending December 31, 2018 and requires a cumulative-effect adjustment to beginning retained earnings on this date. The Company adopted the standard effective January 1, 2018. The Company does not hold any equity securities as of December 31, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. The standard introduces a lessee model that brings most leases on the balance sheet, as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. As issued, the standard requires lessors and lessees to use a modified retrospective transition method for existing leases. ASU 2016-02 was amended in January 2018 by the provisions of ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” and in July 2018 by the provisions of ASU 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU 2018-11, “Targeted Improvements,” and in November 2018 by the provisions of ASU 2018-20, "Narrow-Scope Improvements for Lessors." The Company adopted the standard and all subsequent amendments on January 1, 2019.
The Company has completed procedures to identify the existing lease population to which the new standard is applicable. The Company has implemented changes to accounting policies, processes, systems, and internal controls. The Company procured a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. The new standard will result in the recognition of operating lease right-of-use assets of approximately $35 million to $45 million on the Company’s consolidated balance sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The new standard allows for certain practical expedients relating to the separation of lease and non-lease components, which is required under Topic 842. The Company's operating leases for certain network services that include Customer Premise Equipment, such as handsets and set-top boxes, have lease and non-lease components which the Company has elected to account for as one single non-lease component in accordance with ASC 606. The Company also elected the practical expedient allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative effect of adopting the standard is immaterial. The adoption of this standard, as amended, will not result in the restatement of comparative periods presented.

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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement. The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption. In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company retrospectively adopted the standard effective January 1, 2018. The Company re-classed $1.3 million and $6.6 million of other components of net benefit cost from "Cost of services and products" to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations for 2016 and 2017, respectively. The Company re-classed $3.0 million and $6.0 million of other components of net benefit cost from "Selling, general and administrative," to "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations for 2016 and 2017, respectively. The Company re-classed $4.0 million of other components of net benefit cost from "Other" related to a settlement charge to "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations for 2017.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which amends the scope of modification accounting for share-based payment arrangements. The ASU is effective for public business entities for annual periods beginning after December 15, 2017. The Company prospectively adopted the standard effective January 1, 2018 and will apply the amended guidance to any awards modified on or after this date.
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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows entities to elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The ASU is effective for public entities for annual reporting periods beginning after December 15, 2018, and for interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this guidance effective December 31, 2017, resulting in a reclassification adjustment of $32.2 million to "Accumulated deficit" from "Accumulated other comprehensive loss" on the Consolidated Balance Sheets. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.

Form 10-K Part II	Cincinnati Bell Inc.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the requirements in ASU 350-40 for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted in any interim period after issuance of the update. The Company early adopted this standard prospectively effective January 1, 2019.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Form 10-K Part II	Cincinnati Bell Inc.

3.    Revenue
The Entertainment and Communications segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB Fiber and Legacy revenue include both consumer and enterprise customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers. Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States.

Consumer customers have implied month-to-month contracts, while enterprise customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month to month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US typically range from 15 to 25 years and payment is prepaid.

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

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018, using the full retrospective method. See below for further discussion of the adoption, including the impact on our 2017 and 2016 financial statements.

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 180 days. Subsequent to the acquisition of Hawaiian Telcom, the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are associated with the SEA-US. The IRU contracts typically have a duration ranging from 15 to 25 years.
Method of Adoption
The Company adopted ASC Topic 606 on January 1, 2018, using the full retrospective method. The comparative periods for 2018, 2017 and 2016 are recast and reported in accordance with ASC Topic 606. The adoption of ASC Topic 606 primarily affected product revenue and cost of products on our Consolidated Financial Statements. Based on the Company’s assessment of ASC Topic 606 as it relates to the sale of hardware within the Infrastructure Solutions category, the Company considers itself an agent (net) versus as a principal (gross). Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record revenue associated with the sale of hardware net of the related cost of products. This conclusion is based on the Company not obtaining control of the inventory since in most cases the Company does not take possession of the inventory, does not have the ability to direct the product to anyone besides the purchasing customer, and does not integrate the hardware with any of our own goods or services. In situations where the Company does take possession, the Company assesses if we act as the principal or the agent in such circumstances. While the Company does perform installation services in certain cases, those services involve installing the hardware into the customer’s existing technology. Installation is considered a separate performance obligation as it is capable of being distinct, and is distinct, within the context of the contract. The reduction to "Revenue" and "Cost of services and products" related to recording these contracts on a net basis is $222.8 million and $168.2 million for the years ended 2017 and 2016, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

In addition to the changes discussed above, additional contract assets related to fulfillment costs and costs of acquisition of $30.1 million were recorded to "Other noncurrent assets" as of January 1, 2016, with an offsetting reduction in "Accumulated deficit." As a result of the entry, total contract assets related to fulfillment and acquisition costs were $30.6 million as of January 1, 2016. Under the new standard, the Company defers all incremental sales incentives and other costs incurred in order to obtain a contract with a customer. The Company amortizes the contract asset related to both fulfillment costs and cost of acquisition over the period of time the services under the contract are expected to be delivered to the customer.

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

Goods and services are sold individually, or a contract may include multiple goods or services. For contracts with multiple goods and services, the contract transaction price is allocated to each performance obligation using the stand-alone selling price of each distinct good or service in the contract.

Certain customers of the Company may receive cash-based rebates based on volume of sales, which are accounted for as variable consideration. Potential rebates are considered at contract inception in our estimate of transaction price based on the projected volume of sales. Estimates are reassessed quarterly.

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

As of December 31, 2018, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $39.7 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US (see Note 9). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2019	$2.6
2020	2.6
2021	2.5
2022	2.6
2023	2.5
Thereafter	26.9

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. Data, Voice and Video services are a series of distinct services because service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement. Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Consumer/SMB Fiber, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, TDM, SONET (Synchronous Optical Network), Small Cell, dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to consumer and enterprise customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.
Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, wire time and materials projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.
The Company uses multiple methods to determine stand-alone selling prices in the Entertainment and Communications segment. For Data, Video and Voice products in Consumer/SMB Fiber, market rate is the primary method used to determine stand-alone selling prices. For Data performance obligations under the Enterprise Fiber category, and Voice, Data and Other performance obligations under the Legacy category, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.
IT Services and Hardware
The Company has identified four distinct performance obligations in the IT Services and Hardware segment. These performance obligations are Communications, Cloud, Consulting and Infrastructure Solutions. Communications services are monthly services that include UCaaS, SD-WAN, NaaS, Contact Center, enterprise long distance, MPLS (Multi-Protocol Label Switching) and Networking Solutions. Cloud services include storage, backup, SLA-based monitoring and management, virtual data centers and cloud consulting. Consulting services provide customers with IT staffing, consulting, and application services. Infrastructure Solutions includes the sale of hardware, software and maintenance contracts.
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

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is shipped. For certain projects within Communications and Consulting, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore, has not evaluated whether shipping and handling activities are promised services to its customers.

Form 10-K Part II	Cincinnati Bell Inc.

Contract Balances
The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Voice, Video and Data product offerings in the Entertainment and Communications segment when the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Communications services in the IT Services and Hardware segment that require us to incur installation and provisioning expenses. The asset recognized for Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”
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
Management has elected to use the practical expedient detailed in ASC 340-40-25-4 to expense any costs to fulfill a contract and costs to obtain a contract as they are incurred when the amortization period would be one year or less. This practical expedient has been applied to fulfillment costs that include installation costs associated with wiring projects and certain Cloud services. In addition, this practical expedient has been applied to acquisition costs associated with revenue from certain Communications projects.

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of January 1, 2016	$15.0	$1.5	$16.5	$12.7	$1.4	$14.1	$27.7	$2.9	$30.6
Additions	14.5	1.1	15.6	7.3	0.7	8.0	21.8	1.8	23.6
Amortization	(12.5)	(1.0)	(13.5)	(7.9)	(0.8)	(8.7)	(20.4)	(1.8)	(22.2)
Balance as of December 31, 2016	17.0	1.6	18.6	12.1	1.3	13.4	29.1	2.9	32.0
Additions	13.7	1.6	15.3	6.8	1.1	7.9	20.5	2.7	23.2
Amortization	(13.2)	(1.2)	(14.4)	(7.3)	(1.1)	(8.4)	(20.5)	(2.3)	(22.8)
Balance as of December 31, 2017	17.5	2.0	19.5	11.6	1.3	12.9	29.1	3.3	32.4
Additions	9.9	1.9	11.8	7.9	1.7	9.6	17.8	3.6	21.4
Amortization	(12.9)	(1.4)	(14.3)	(6.5)	(1.0)	(7.5)	(19.4)	(2.4)	(21.8)
Balance as of December 31, 2018	14.5	2.5	17.0	13.0	2.0	15.0	27.5	4.5	32.0
The Company recognizes a liability for cash received upfront for IRU contracts. At December 31, 2018, $1.4 million of contract liabilities were included in "Other current liabilities" and $28.0 million of contract liabilities were included in "Other noncurrent liabilities."

Form 10-K Part II	Cincinnati Bell Inc.

Disaggregated Revenue
The following table presents revenues disaggregated by product and service lines.

	Year ended December 31,
(dollars in millions)	2018	2017	2016
Data	$402.6	$344.5	$333.0
Video	183.3	148.9	125.6
Voice	244.9	199.0	217.9
Other	22.6	13.7	14.8
Total Entertainment and Communications	853.4	706.1	691.3
Consulting	165.3	89.3	86.7
Cloud	98.0	81.0	85.5
Communications	178.5	160.6	144.3
Infrastructure Solutions	109.1	54.2	36.2
Total IT Services and Hardware	550.9	385.1	352.7
Intersegment revenue	(26.1)	(25.5)	(26.4)
Total revenue	$1,378.2	$1,065.7	$1,017.6
The following table presents revenues disaggregated by contract type.

	Year ended December 31,
(dollars in millions)	2018	2017	2016
Entertainment and Communications
Products and services transferred at a point in time	$25.3	$20.6	$23.2
Products and services transferred over time	805.8	664.3	647.1
Intersegment revenue	22.3	21.2	21.0
Total Entertainment and Communications	853.4	706.1	691.3
IT Services and Hardware
Products and services transferred at a point in time	142.9	$80.8	$54.9
Products and services transferred over time	404.2	300.0	292.4
Intersegment revenue	3.8	4.3	5.4
Total IT Services and Hardware	550.9	385.1	352.7
Total Revenue
Total products and services transferred at a point in time	168.2	101.4	78.1
Total products and services transferred over time	1,210.0	964.3	939.5
Total revenue	$1,378.2	$1,065.7	$1,017.6

Form 10-K Part II	Cincinnati Bell Inc.

4.    Mergers and Acquisitions
Acquisition of Hawaiian Telcom Holdco, Inc.
On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the acquisition, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks are nearly 16,500 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5
In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the Revolving credit facility and $154.0 million on the accounts receivable securitization facility (see Note 8). In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration. The Company recorded a total of $27.2 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which $19.2 million and $8.0 million were recorded in 2018 and 2017, respectively. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.
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
The cash portion of the purchase price was funded through borrowings under the Credit Agreement (see Note 8). The cash consideration includes $77.6 million related to existing debt, including accrued interest, that was repaid in conjunction with the close of the acquisition. In addition, a working capital adjustment of $2.8 million was paid in the first quarter of 2018. The Company recorded $8.6 million in acquisition expenses related to the OnX acquisition, of which $0.5 million and $8.1 million were recorded in 2018 and 2017, respectively. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.
Purchase Price Allocation and Other Items
The determination of the final purchase price allocation to specific assets acquired and liabilities assumed are preliminary for the Hawaiian Telcom transaction. The purchase price allocations, based on fair value estimates, may change in future periods as customary post-closing reviews are concluded during the measurement period, and the fair value estimates of assets and liabilities and certain tax aspects of the transaction are finalized.

Form 10-K Part II	Cincinnati Bell Inc.

The purchase price for OnX and Hawaiian Telcom have been currently allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Hawaiian Telcom	OnX
Assets acquired
Cash	$4.3	$6.5
Receivables	25.5	69.9
Inventory, materials and supplies	6.9	9.0
Prepaid expenses and other current assets	5.9	2.8
Property, plant and equipment	701.5	11.6
Goodwill	8.8	133.1
Intangible assets	52.0	134.0
Deferred income tax asset	43.6	1.4
Other noncurrent assets	2.1	1.8
Total assets acquired	850.6	370.1
Liabilities assumed
Accounts payable	58.0	63.6
Current portion of long-term debt	10.2	1.3
Unearned revenue and customer deposits	13.5	—
Accrued expenses and other current liabilities	21.7	18.3
Deferred income tax liabilities	—	42.3
Long-term debt, less current portion	304.5	76.7
Pension and postretirement benefit obligations	68.9	—
Other noncurrent liabilities	34.3	1.5
Total liabilities assumed	511.1	203.7
Net assets acquired	$339.5	$166.4
During the fourth quarter of 2018, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. The offset of these adjustments were recorded as an increase to "Goodwill."
During the first quarter of 2018, the Company recorded immaterial measurement period adjustments for OnX. The offset of these adjustments were recorded as an increase to "Goodwill."
The revenues and net income of OnX included in the Consolidated Statements of Operations from the acquisition date through December 31, 2017 were $53.0 million and $11.5 million, respectively. The revenues and net income of Hawaiian Telcom included in the Consolidated Statements of Operations from the acquisition date through December 31, 2018 were $175.0 million and $0.7 million, respectively.
The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Hawaiian Telcom		OnX
(dollars in millions)	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$26.0	15 years	$108.0	15 years
Trade name	26.0	15 years	16.0	10 years
Technology	—	—	10.0	10 years
Total identifiable intangible assets	$52.0		$134.0

Form 10-K Part II	Cincinnati Bell Inc.

The goodwill for OnX is attributable to increased access to a diversified customer base and acquired workforce in the U.S., Canada and the U.K. The amount of goodwill related to OnX that is expected to be deductible for income tax purposes is $2.3 million. The goodwill for Hawaiian Telcom is attributable to the acquired workforce in Honolulu and the neighbor islands, deep fiber infrastructures that include direct access to the SEA-US cable linking the U.S. with Asia and increased access to a diversified customer base.
Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the year ended 2018, 2017 and 2016 as if the acquisitions of OnX and Hawaiian Telcom had taken place as of the beginning of fiscal year 2016 and 2017, respectively. These proforma results include adjustments related to the financing of the acquisitions, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisitions, and reflects the related income tax effect and change in tax status. Revenue has been retrospectively adjusted for the adoption of ASC 606 to reflect hardware revenue in the Infrastructure Solutions category net of related cost of products. ASC 606 was not applied to the year ended December 31, 2017 for Hawaiian Telcom results because they utilized the modified retrospective method of adoption. Reported amounts for 2017 could be materially different if Hawaiian Telcom had adopted the standard using the full retrospective method of adoption.
The pro forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the annual reporting period indicated, nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions or (ii) transaction or integration costs relating to the acquisitions.

	Year Ended December 31,
(dollars in millions, except per share amounts)	2018	2017	2016
Revenue	$1,556.5	$1,588.5	$1,767.5
Net (loss) income applicable to common shareholders	(77.7)	(84.6)	91.7
Earnings per share:
Basic and diluted (loss) earnings per common share	(1.55)	(1.70)	2.18
Other Acquisition Activity
On February 28, 2017, the Company acquired 100% of SunTel Services LLC ("SunTel"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Michigan for cash consideration of $10.0 million. Based on final fair value assessment and the finalization of the working capital adjustment, the acquired assets and liabilities assumed consisted primarily of property, plant and equipment of $0.4 million, customer relationship intangible assets of $1.2 million, working capital of $4.1 million and goodwill of $4.6 million. These assets and liabilities are included in the IT Services and Hardware segment.

Form 10-K Part I	Cincinnati Bell Inc.

5.    Earnings Per Common Share
Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, or conversion of preferred stock, but only to the extent that they are considered dilutive.
The following table shows the computation of basic and diluted EPS:

	Year Ended December 31, 2018
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net loss	$(69.8)	$—	$(69.8)
Preferred stock dividends	10.4	—	10.4
Net loss applicable to common shareowners - basic and diluted	$(80.2)	$—	$(80.2)
Denominator:
Weighted-average common shares outstanding - basic	46.3	—	46.3
Stock-based compensation arrangements	—	—	—
Weighted-average common shares outstanding - diluted	46.3	—	46.3
Basic and diluted loss per common share	$(1.73)	$—	$(1.73)

	Year Ended December 31, 2017
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$40.0	$—	$40.0
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$29.6	$—	$29.6
Denominator:
Weighted-average common shares outstanding - basic	42.2	—	42.2
Stock-based compensation arrangements	0.2	—	0.2
Weighted-average common shares outstanding - diluted	42.4	—	42.4
Basic and diluted earnings per common share	$0.70	$—	$0.70

	Year Ended December 31, 2016
(in millions, except per share amounts)	Continuing Operations	Discontinued Operations	Total
Numerator:
Net income	$102.7	$0.3	$103.0
Preferred stock dividends	10.4	—	10.4
Net income applicable to common shareowners - basic and diluted	$92.3	$0.3	$92.6
Denominator:
Weighted-average common shares outstanding - basic	42.0	42.0	42.0
Stock-based compensation arrangements	0.1	0.1	0.1
Weighted-average common shares outstanding - diluted	42.1	42.1	42.1
Basic and diluted earnings per common share	$2.19	$0.01	$2.20

Form 10-K Part I	Cincinnati Bell Inc.

In conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, the Company issued 7.7 million Common Shares as a part of the acquisition consideration. In addition, the Company granted 0.1 million time-based restricted stock units to certain Hawaiian Telcom employees under the Hawaiian Telcom 2010 Equity Incentive Plan.
For the year ended December 31, 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For the years ended December 31, 2017 and 2016, awards under the Company’s stock-based compensation plans for common shares of 0.2 million, 0.4 million, respectively, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

6.     Property, Plant and Equipment
Property, plant and equipment is comprised of the following:

	December 31,		Depreciable Lives (Years)
(dollars in millions)	2018	2017
Land and rights-of-way	$117.2	$4.3	20	-	Indefinite
Buildings and leasehold improvements	305.2	179.1	5	-	40
Network equipment	3,913.3	3,339.4	2	-	50
Office software, furniture, fixtures and vehicles	216.3	162.5	2	-	14
Construction in process	47.1	14.7	n/a
Gross value	4,599.1	3,700.0
Accumulated depreciation	(2,755.1)	(2,571.0)
Property, plant and equipment, net	$1,844.0	$1,129.0
Depreciation expense on property, plant and equipment totaled $239.6 million in 2018, $190.4 million in 2017 and $182.0 million in 2016. The portion of depreciation expense associated with cost of providing services was 85%, 84% and 85% in 2018, 2017 and 2016, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 25 years. In 2016, we reduced the estimated useful life of certain set-top boxes, as well as the related software, as we upgraded to new technology.

No asset impairment losses were recognized in 2018, 2017 or 2016 on property, plant and equipment.
As of December 31, 2018 and 2017, the Company had $114.9 million and $112.0 million, respectively, of assets accounted for as capital leases including network equipment, office software, furniture, fixtures, vehicles, buildings and building equipment. Depreciation of capital lease assets is included in "Depreciation and amortization" in the Consolidated Statements of Operations.
7.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware		Entertainment and Communications		Total Company
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
(dollars in millions)
Goodwill, beginning balance	$148.8	$12.1	$2.2	$2.2	$151.0	$14.3
Activity during the year
Adjustments to prior year acquisitions	0.7	—	—	—	0.7	—
Acquisitions	—	137.0	8.8	—	8.8	137.0
Currency translations	(3.5)	(0.3)	—	—	(3.5)	(0.3)
Goodwill, ending balance	$146.0	$148.8	$11.0	$2.2	$157.0	$151.0
On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups CLEC revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. As a result of the change, $9.7 million of goodwill related to CBTS Technology Solutions LLC ("CBTS TS") was reclassified from the Entertainment and Communications segment to the IT Services and Hardware segment for the period ending December 31, 2017. For further information related to these business segments see Note 16.

During 2018, goodwill in the Entertainment and Communications segment increased by $8.8 million due to the acquisition of Hawaiian Telcom. For further information related to the acquisition see Note 4.

During 2017, goodwill increased by $4.6 million and $132.4 million for the IT Services and Hardware segment related to the acquisitions of SunTel and OnX, respectively. For further information related to these acquisitions see Note 4.
No impairment losses were recognized in goodwill for the years ended December 31, 2018, 2017 and 2016.
Intangible Assets
The Company’s intangible assets consisted of the following:

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$139.4	$(17.8)	$121.6	$116.0	$(8.9)	$107.1
Trade names	40.7	(2.8)	37.9	15.9	(0.4)	15.5
Technology	9.9	(1.3)	8.6	9.9	(0.2)	9.7
Total	$190.0	$(21.9)	$168.1	$141.8	$(9.5)	$132.3
(a) Change in gross carrying amounts is due to foreign currency translation on intangible assets related to OnX and intangible assets acquired in conjunction with the acquisition of Hawaiian Telcom. See Note 4 for further information.

The intangible assets were established in connection with completed acquisitions. They are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for intangible assets acquired in 2018 and 2017 is 15 years and 14 years, respectively.
The amortization expense for intangible assets was $12.4 million, $2.5 million and $0.2 million in 2018, 2017 and 2016 respectively. No impairment losses were recognized on intangible assets for the years ended December 31, 2018, 2017 and 2016.

Form 10-K Part II	Cincinnati Bell Inc.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8	to	15	years
Trade names	10	to	15	years
Technology			10	years
The annual estimated amortization expense for future years is as follows:

(dollars in millions)
2019	$14.6
2020	14.3
2021	14.1
2022	13.8
2023	13.5
Thereafter	97.8
Total	$168.1

Form 10-K Part II	Cincinnati Bell Inc.

8.    Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2018	2017
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	0.8	—
Capital lease obligations	13.4	12.4
Current portion of long-term debt	20.2	18.4
Long-term debt, less current portion:
Receivables Facility	176.6	—
Credit Agreement - Revolving Credit Facility	18.0	—
Credit Agreement - Tranche B Term Loan due 2024	592.5	594.0
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	2.3	—
Capital lease obligations	60.5	70.5
	1,935.1	1,749.7
Net unamortized premium	1.7	1.9
Unamortized note issuance costs	(27.2)	(22.3)
Long-term debt, less current portion	1,909.6	1,729.3
Total debt	$1,929.8	$1,747.7
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
Borrowings under the Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. In the second quarter of 2018, the Company amended the Credit Agreement to reduce the applicable margin on the Revolving Credit Facility and Tranche B Term Loan due 2024. The LIBOR applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from the previous 3.75% per annum to 3.25% per annum.  The base rate applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from 2.75% per annum to 2.25% per annum.  Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.  In the case of the Tranche B Term Loan due 2024, the LIBOR rate may not fall below 1.00%.  In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum, or, if the consolidated total leverage ratio of the Company and its restricted subsidiaries is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. At December 31, 2018, borrowings under the Credit Agreement's Revolving Credit Facility were $18.0 million, leaving $182.0 million available.

Form 10-K Part II	Cincinnati Bell Inc.

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
On October 2, 2017, the Credit Facilities net proceeds of $577.0 million were used to repay the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020 and related accrued and unpaid interest. The remaining proceeds of the Tranche B Term Loan due 2024 were used to fund the purchase price and associated transaction costs of the acquisition of OnX that closed on October 2, 2017. In the second quarter of 2018, the Company amended the Credit Agreement resulting in a loss on extinguishment of debt of $1.3 million.
Guarantors and Security Interests, Credit Agreement
All existing and future subsidiaries of the Company (other than Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law from becoming guarantors, unrestricted subsidiaries and foreign subsidiaries) are required to guarantee borrowings under the Credit Agreement. Debt outstanding under the Credit Agreement is secured by perfected first priority pledges of and security interests in (i) substantially all of the equity interests of the Company's U.S. subsidiaries (other than subsidiaries of non-guarantors of the Credit Agreement) and 66% of the equity interests in certain first-tier foreign subsidiaries held by the Company and the guarantors under the Credit Agreement and (ii) certain personal property and intellectual property of the Company and its subsidiaries (other than that of non-guarantors of the Credit Agreement and certain other excluded property).

Corporate Credit Agreement (2012 through 2017)

Revolving Credit Facility

In the fourth quarter of 2012 the Company entered into a credit agreement ("Corporate Credit Agreement") that remained in place until it was replaced in October 2017 with the new Credit Agreement. The Corporate Credit Agreement provided for a revolving credit facility, and in 2013 was amended to include the $540 million Tranche B Term Loan due 2020. In 2016, an amendment of the Corporate Credit Agreement provided for a $150.0 million revolving credit facility. As a result of the amendment, the Company recorded a $1.7 million loss on extinguishment of debt in the second quarter of 2016. In the fourth quarter of 2016, the Company repaid $208.0 million of its outstanding Tranche B Term Loan due 2020 which resulted in a loss on debt extinguishment of $2.2 million.

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

Accounts Receivable Securitization Facility
Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the second quarter of 2018, the Company executed an amendment of its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2019. The amended Receivables Facility extends the termination date to May 2021 and includes an option to sell certain receivables on a non-recourse basis. As of December 31, 2018, the Company sold approximately $20 million of certain accounts receivables. The amendment that took place in the second quarter of 2018 added OnX to the Receivables Facility. Due to this amendment, under the terms of the Receivables Facility during the second and third quarter of 2018, the Company could obtain up to $250.0 million depending on the quantity and quality of accounts receivable. In the fourth quarter of 2018, the Company amended its Receivables Facility to include Hawaiian Telcom Communications, Inc. Due to this amendment, under the terms of the amended Receivables Facility during the fourth quarter of 2018, the borrowing availability for loans and letters of credit was reduced from $250.0 million in the aggregate to $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2018, the available borrowing capacity was $193.7 million. Of the total borrowing capacity of $193.7 million at December 31, 2018, there were $176.6 million of outstanding borrowings and $8.0 million of outstanding letters of credit, leaving $9.1 million available as of December 31, 2018.
Interest on the Receivables Facility is based on the LIBOR rate plus 1.1%. The average interest rate on the Receivables Facility was 3.2% in 2018. The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the unused portion of the total facility.
Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company.
The transferors sell their respective trade receivables on a continuous basis to CBF or CBFC. In turn, CBF or CBFC grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF and CBFC at market rates; accordingly, no servicing asset or liability has been recorded.
For the purposes of consolidated financial reporting, the Receivables Facility is accounted for as secured financing. Because CBF and CBFC have the ability to prepay the Receivables Facility at any time by making a cash payment and effectively repurchasing the receivables transferred pursuant to the facility, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing."
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
The Company repaid $4.0 million of its 7 1/4% Notes at a redemption price of 100.750% which resulted in a $0.1 million loss on extinguishment of debt during 2016.

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

Concurrently with the closing of the offering, the Issuer entered into an escrow agreement (the “Escrow Agreement”) pursuant to which the initial purchasers of the 8% Senior Notes on behalf (and at the direction) of the Issuer, deposited the gross proceeds of the offering into an escrow account. The Issuer deposited into the escrow account an additional amount of cash that would be sufficient to pay all interest that accrued on the 8% Senior Notes up to, but not including, October 9, 2018.
The offering of the 8% Senior Notes was part of the financing of the cash portion of the acquisition consideration for Hawaiian Telcom Holdco, Inc. (“Hawaiian Telcom”) by the Company. At the closing of the acquisition of Hawaiian Telcom, the Issuer merged with and into the Company (the “Escrow Merger”), with the Company continuing as the surviving corporation. At the time of the Escrow Merger, the Company assumed the obligations of the Issuer under the 8% Senior Notes and the Indenture (the “Assumption”) and, the proceeds from the offering were released from the escrow account to the Company.

Form 10-K Part II	Cincinnati Bell Inc.

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
Debt Maturity Schedule
The following table summarizes our annual principal maturities of debt, other financing arrangements and capital leases for the five years subsequent to December 31, 2018, and thereafter:

		Other	Capital	Total
(dollars in millions)	Debt	financing arrangements	leases	debt
Year ended December 31,
2019	$6.0	$0.8	$13.4	$20.2
2020	6.0	1.1	10.5	17.6
2021	182.6	1.1	7.1	190.8
2022	24.0	0.1	5.0	29.1
2023	28.3	—	3.8	32.1
Thereafter	1,631.4	—	34.1	1,665.5
	1,878.3	3.1	73.9	1,955.3
Net unamortized premium	1.7	—	—	1.7
Unamortized note issuance costs	(27.2)	—	—	(27.2)
Total debt	$1,852.8	$3.1	$73.9	$1,929.8
Total capital lease payments including interest are expected to be $18.0 million for 2019, $14.4 million for 2020, $10.6 million for 2021, $8.0 million for 2022, $6.5 million for 2023 and $42.6 million thereafter.

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs
Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. In 2018, the Company incurred deferred financing costs of $1.0 million related to the amendment to the Tranche B Term Loan due 2024 and $8.7 million related to the 8% Senior Notes due 2025 that was payable at the close of the acquisition transaction. In 2017, the Company incurred deferred financing costs of $12.9 million related to the issuance of the Tranche B Term Loan due 2024 and $1.4 million related to the issuance of 8% Senior Notes due 2025. In 2018 and 2017, deferred financing costs incurred for amending and renewing revolving credit agreements were $2.3 million and $4.6 million, respectively. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $1.3 million, $2.1 million and $5.9 million in 2018, 2017 and 2016, respectively.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2018 and 2017, deferred financing costs recorded to "Other non-current assets" totaled $4.9 million and $5.1 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $5.7 million in 2018, $3.4 million in 2017, and $3.0 million in 2016.
Debt Covenants
Credit Agreement
The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2018, these ratios and limitations include a maximum secured consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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

9.     Commitments and Contingencies
Operating Lease Commitments
The Company leases certain circuits, facilities, and equipment used in its operations. Operating lease expense was $18.4 million, $10.7 million and $9.6 million in 2018, 2017 and 2016, respectively. Certain facility leases provide for renewal options with fixed rent escalations beyond the initial lease term.
At December 31, 2018, total future minimum lease payments required under operating leases having initial or remaining non-cancellable lease terms the next five years and thereafter are as follows:

(dollars in millions)
2019	$10.9
2020	9.4
2021	6.1
2022	4.5
2023	3.9
Thereafter	23.7
Total	$58.5
Other Installment Financing Arrangements
Prior to the acquisition of Hawaiian Telcom in July 2018, Hawaiian Telcom had an open dispute related to jointly-owned utility poles. Each of the electric utilities for the four counties in the State of Hawaii had separate agreements with Hawaiian Telcom for the joint ownership and maintenance of utility poles along with other third parties, such as the State of Hawaii. The agreements set forth various circumstances requiring pole removal, installation and replacement and the sharing of costs among the joint pole owners. The agreements allowed for the cost of work done by one joint pole owner to be shared by the other joint pole owners based on the apportionment of costs in the agreements. Generally, the electric utilities had maintained, replaced and installed the majority of the jointly-owned poles and had billed the other joint pole owners for their respective share of the costs. Hawaiian Telcom had a disagreement with the common owner of the utilities in three of the counties in Hawaii regarding the amount the utilities were requesting for their share of the capitalized costs.
At the time of the acquisition, Hawaiian Telcom had negotiated a potential resolution of the dispute with the utilities; however, the resolution was pending approval by the Hawaii Public Utilities Commission. In October 2018 the Hawaii Public Utilities Commission approved the resolution. The agreement approved by the Hawaii Public Utilities Commission provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (HEC) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. As of December 31, 2018, the Company has a liability recorded of $40.1 million related to the payments for the use of the poles for the next 20 years, of which $1.0 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets.
The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility. The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term. As of December 31, 2018, the liability related to the financing arrangement was $4.5 million, which was recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The future minimum payments under the base agreements, as well as the renewal options for each lease which the Company expects to exercise, are as follows:

(dollars in millions)
2019	$0.8
2020	0.8
2021	3.5
2022	5.8
2023	5.8
Thereafter	58.8
Total minimum financing obligation payments	$75.5
Trans-Pacific Submarine Cable

Commensurate to the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US cable. In August 2014, Hawaiian Telcom joined several other telecommunication companies to form a consortium to build and operate the SEA-US cable. The total system cost was $235.0 million and was primarily composed of a supply contract with the lead contractor. The Company has a fractional ownership in the system and recognizes its fractional share at cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017. During 2018, the Company incurred costs of $1.7 million, primarily to the cable contractor for construction, with all such costs capitalized.

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. As of December 31, 2018, the Company has a remaining obligation related to the sale of capacity and other services of $23.0 million, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the upfront payments as the contract terms range up to 25 years.

Asset Retirement Obligations
Asset retirement obligations exist for certain assets. In conjunction with the acquisition of Hawaiian Telcom, the Company recognized certain asset retirement obligations related to underground tanks and environmental remediation that will occur prior to the retirement of certain assets. These obligations are recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. Additionally, the Company recognizes certain asset retirement obligations related to data center leases which are recorded in "Accounts payable" in the Consolidated Balance Sheets. The following table presents the activity for the Company’s asset retirement obligations:

	December 31,
(dollars in millions)	2018	2017
Balance, beginning of period	$2.3	$1.8
Hawaiian Telcom opening balance sheet adjustment	6.6	—
Liabilities incurred	—	0.4
Liabilities settled	(0.1)	—
Accretion expense	0.3	0.1
Balance, end of period	$9.1	$2.3

Form 10-K Part II	Cincinnati Bell Inc.

Indemnifications
During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $8.2 million as of December 31, 2018. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.
As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2018 or 2017.
Purchase Commitments
The Company has noncancellable purchase commitments related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2018 and 2017, the minimum commitments for these arrangements were approximately $157 million and $205 million, respectively. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.
Litigation
Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2018, cannot be reasonably determined.

Form 10-K Part II	Cincinnati Bell Inc.

10.    Financial Instruments and Fair Value Measurements
Interest Rate Swaps
The Company uses interest rate swap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between parties. The Company has one forward starting non-amortizing interest rate swap with a total notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 and expires in June 2023. The interest rate swap results in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement (see Note 8). During the next twelve months, the Company estimates that $1.2 million will be reclassified as an increase to interest expense.

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

Upon inception, the interest rate swap was designated as a cash flow hedge under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive income (loss). The fair value of the interest rate swap is categorized as Level 2 in the fair value hierarchy as it is based on well-recognized financial principles and available market data. As of December 31, 2018, the fair value of the interest rate swap liability was $5.0 million and is recorded in the Consolidated Balance Sheets as of December 31, 2018 as follows:

			December 31, 2018
(dollars in millions)	Balance Sheet Location	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—
Interest Rate Swap	Other current liabilities	$1.2	$—	$1.2	$—
The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

Year Ended
December 31,
(dollars in millions)	2018
Interest Rate Swap	$(5.0)
The amount of losses reclassified from AOCI into earnings is as follows:

		Year Ended
		December 31,
(dollars in millions)	Statement of Operations Location	2018
Interest Rate Swap	Interest Expense	$(1.2)

Form 10-K Part II	Cincinnati Bell Inc.

Disclosure on Financial Instruments
The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2018 and December 31, 2017, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	December 31, 2018		December 31, 2017
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,880.0	$1,673.6	$1,687.1	$1,687.5
Other financing arrangements	44.6	43.6	—	—
*Excludes capital leases and note issuance costs
The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2018 and December 31, 2017, which is considered Level 2 of the fair value hierarchy. The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2018, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Non-Recurring Fair Value Measurements
Certain long-lived assets, intangibles, and goodwill may be required to be measured at fair value on a non-recurring basis subsequent to their initial measurement. These non-recurring fair value measurements generally occur when evidence of impairment has occurred. In 2016 and 2018, no assets were remeasured at fair value. During 2017, the following assets were remeasured at fair value in connection with impairment tests:

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

11.    Pension and Postretirement Plans
Savings Plans
The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $11.3 million, $8.2 million, and $8.4 million in 2018, 2017, and 2016, respectively.
Pension and Postretirement Plans
Cincinnati Plans
The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives (collectively the "Cincinnati Plans"). The management pension plan is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.
During 2017, the non-management pension plan made lump sum payments of $11.0 million resulting in a reduction of the plan benefit obligation of $11.3 million. The Company recorded a pension settlement cost of $4.0 million in 2017 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.
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
Hawaii Plans
The Company sponsors one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans"). The noncontributory defined benefit plan was frozen as of March 1, 2012 and the cash balance pension plan was frozen as of April 1, 2007.
During 2018, Hawaiian Telcom's pension plans made lump sum payments of $3.6 million resulting in a reduction of plan benefit obligation of $3.6 million. The Company recorded a pension settlement cost of $0.1 million in 2018 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.
Components of Net Periodic Cost
The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans at December 31, 2018, 2017 and 2016 for the Cincinnati Plans and at December 31, 2018 for the Hawaii Plans. In both 2017 and 2016, approximately 13% of these costs were capitalized to property, plant and equipment related to network construction in the Entertainment and Communications segment. In accordance with ASU 2017-07, adopted effective January 1, 2018, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis, which was immaterial for 2018.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$0.6	$0.2	$0.3
Interest cost on projected benefit obligation	20.0	19.4	19.3	4.2	3.2	3.3
Expected return on plan assets	(29.8)	(26.0)	(27.3)	—	—	—
Amortization of:
Prior service cost (benefit)	—	—	0.1	(3.1)	(4.5)	(14.7)
Actuarial loss	17.0	17.5	19.1	4.1	4.7	4.9
Pension settlement charges	0.1	4.0	—	—	—	—
Pension/postretirement cost (benefit)	$7.3	$14.9	$11.2	$5.8	$3.6	$(6.2)
The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.60%	4.10%	3.80%	3.60%	4.00%	3.70%
Expected long-term rate of return	7.00%	7.25%	7.50%	—	—	—
Future compensation growth rate	—	—	—	—	—	—
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

Hawaii Plans	Pension Benefits	Postretirement and Other Benefits
	2018	2018
Discount rate	4.10%	4.20%
Expected long-term rate of return	7.00%	—
Future compensation growth rate	—	—
The expected long-term rate of return on plan assets is determined using the target allocation of assets which is based on the goal of earning the highest rate of return while maintaining risk at an acceptable level. When developing the long-term rate of return on plan assets, historical experiences, long-term inflation assumptions, economic forecasts for the types of investments held by the plans, the plans' asset allocations and past performance of the plans' assets are all considered.

Form 10-K Part II	Cincinnati Bell Inc.

Benefit Obligation and Funded Status
Changes in the plans' benefit obligations and funded status are as follows:

			Postretirement and Other Benefits
	Pension Benefits
(dollars in millions)	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at January 1,	$489.2	$505.6	$98.6	$82.6
Hawaiian Telcom opening balance sheet adjustment	184.1	—	51.2	—
Service cost	—	—	0.6	0.2
Interest cost	20.0	19.4	4.2	3.2
Actuarial (gain) loss	(39.9)	28.1	(20.3)	7.6
Benefits paid	(43.0)	(38.6)	(13.1)	(11.6)
Retiree drug subsidy received	—	—	0.3	0.2
Transfer of special death benefit	—	(14.0)	—	14.0
Settlements	(3.6)	(11.3)	—	—
Other	—	—	2.2	2.4
Benefit obligation at December 31,	$606.8	$489.2	$123.7	$98.6

Change in plan assets:
Fair value of plan assets at January 1,	$392.1	$372.3	$7.5	$8.7
Hawaiian Telcom opening balance sheet adjustment	163.0	—	—	—
Actual (loss) return on plan assets	(37.7)	64.8	0.3	0.2
Employer contributions	11.6	4.6	10.8	10.0
Retiree drug subsidy received	—	—	0.3	0.2
Benefits paid	(43.0)	(38.6)	(13.1)	(11.6)
Settlements	(3.6)	(11.0)	—	—
Fair value of plan assets at December 31,	482.4	392.1	5.8	7.5
Unfunded status	$(124.4)	$(97.1)	$(117.9)	$(91.1)
The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2018	2017	2018	2017
Discount rate	4.20%	3.60%	4.30%	3.60%
Future compensation growth rate	—	—	—	—

Hawaii Plans	Pension Benefits	Postretirement and Other Benefits
	December 31,	December 31,
	2018	2018
Discount rate	4.20%	4.40%
Future compensation growth rate	—	—

Form 10-K Part II	Cincinnati Bell Inc.

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	December 31,
	2018	2017
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2023	2022

Hawaii Plans	December 31,
2018
Healthcare cost trend	6.8%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.0%
Year the rates reach the ultimate trend rate	2026
A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2018	$0.1	$(0.1)
Postretirement benefit obligation at December 31, 2018	1.8	(1.7)
The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2018	2017	2018	2017
Accrued payroll and benefits (current liability)	$2.1	$2.1	$11.0	$10.5
Pension and postretirement benefit obligations (noncurrent liability)	122.3	95.0	106.9	80.6
Total	$124.4	$97.1	$117.9	$91.1
Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits

	December 31,		December 31,
(dollars in millions)	2018	2017	2018	2017
Prior service (cost) benefit, net of tax of ($0.1), ($0.1), $4.6, $5.3	$(0.1)	$(0.1)	$17.5	$19.9
Actuarial loss, net of tax of ($45.0), ($42.5), ($7.1), ($12.7)	(156.3)	(148.4)	(25.6)	(44.5)
Total	$(156.4)	$(148.5)	$(8.1)	$(24.6)

Form 10-K Part II	Cincinnati Bell Inc.

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2018	2017	2018	2017
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(3.1)	$(4.5)
Actuarial (loss) gain recognized:
Reclassification adjustments	17.1	21.5	4.1	4.7
Actuarial (loss) gain arising during the period	(27.7)	11.0	20.4	(7.4)
The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2019 as a component of net periodic pension and postretirement cost:

	Pension Benefits	Postretirement and Other Benefits
(dollars in millions)
Prior service benefit	$—	$(2.5)
Actuarial loss	13.9	1.9
Total	$13.9	$(0.6)
Plan Assets, Investment Policies and Strategies
Cincinnati Plans
The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. This is provided by a balanced strategy using fixed income and equity securities. The target allocations for the pension plan assets are 65% equity securities and 35% investment grade fixed income securities. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 52% of the equity securities held by the pension plans at December 31, 2018, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries. The postretirement plan assets are currently invested in a group insurance contract.
Hawaii Plans
From the acquisition date to December 31, 2018, Hawaiian Telcom's overall investment strategy is to primarily invest for long-term growth with sufficient investments available to fund near-term benefit payments. Hawaiian Telcom aims for diversification of asset types, fund strategies and fund managers. The target allocations for plan assets are 60% equity securities and 40% fixed income securities. Equity securities primarily include investments in equity funds. These investments are diversified in companies located in the United States and internationally. Equity securities that are located in the United States totaled approximately 69%. Fixed income securities are in funds that invest in bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries. Beginning in 2019, Hawaiian Telcom's investment strategy will follow the strategies of the Cincinnati Plans.

Form 10-K Part II	Cincinnati Bell Inc.

The fair values of the pension plan assets at December 31, 2018 and 2017 by asset category are as follows:

(dollars in millions)	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$165.0	$107.2	$57.8	$—
International equity index funds	127.2	100.7	26.5	—
Fixed income bond funds	183.0	119.3	63.7	—
Fixed income short-term money market funds	7.2	0.1	7.1	—
Group insurance contract	5.8	—	—	—
Total	$488.2	$327.3	$155.1	$—

(dollars in millions)	December 31, 2017	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$151.0	$151.0	$—	$—
International equity index funds	101.3	101.3	—	—
Fixed income bond funds	136.1	136.1	—	—
Fixed income short-term money market funds	3.7	3.7	—	—
Group insurance contract	7.5	—	—	—
Total	$399.6	$392.1	$—	$—
The fair values of Level 1 investments are based on quoted prices in active markets.
Level 2 investments include certain fixed income funds, equity funds, and short term investment funds that are held by the Hawaii Plans. Investment funds include commingled funds that are not open to public investment and are valued at the net asset value per share. The majority of such funds allow for redemption each trading day at the daily reported net asset value per share which is reported as the fund fair value on that trading day.  There are no restrictions on fund redemptions.  As the published net asset value reflects the amount at which the fund trades, the Company has concluded it is reflective of the fund fair value as of the end of each reporting period.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.
Contributions to our qualified pension plans were $9.3 million in 2018, $2.3 million in 2017, and $3.1 million in 2016. The 2018 contributions include a $5 million contribution to the Hawaii Plans that was required by the Public Utilities Commission of the State of Hawaii in order to complete the merger. Contributions to our non-qualified pension plan were $2.3 million in 2018, $2.3 million in 2017, and $2.3 million in 2016.
Based on current assumptions, contributions are expected to be approximately $3 million to both the qualified and non-qualified plans in 2019, respectively. Management expects to make cash payments of approximately $11 million related to its postretirement health plans in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2019	$77.3	$11.5	$(0.4)
2020	51.3	10.7	(0.4)
2021	50.1	10.4	(0.3)
2022	47.9	10.0	(0.3)
2023	46.3	9.5	(0.3)
Years 2024 - 2028	196.5	41.8	(1.0)

Form 10-K Part II	Cincinnati Bell Inc.

12.     Shareowners’ Deficit
Common Shares
The par value of the Company’s common shares is $0.01 per share. At December 31, 2018 and 2017, common shares outstanding were 50,184,114 and 42,197,965, respectively.
In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares. In 2018 and 2017, no shares were repurchased or retired under this plan. In 2016, the Company repurchased and retired approximately 0.2 million shares of its common stock for $4.8 million at an average price of $19.67 per share. As of December 31, 2018, the Company had the authority to repurchase $124.4 million of its common stock.
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
On July 2, 2018, the Company completed its acquisition of Hawaiian Telcom. In conjunction with the acquisition, the Company issued 7.7 million common shares as stock consideration, with a total value of $121.2 million.
Preferred Shares
The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value. The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value. These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares. Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 5.7676 shares of the Company common stock per one share of 6 3/4% cumulative convertible preferred stock. Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share). The Company paid $10.4 million in preferred stock dividends in each of 2018, 2017, and 2016.
Accumulated Other Comprehensive Loss
Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, unrealized gains on Investment in CyrusOne, unrealized loss on cash flow hedge arising during the period and foreign currency translation losses.

Form 10-K Part II	Cincinnati Bell Inc.

For the years ended December 31, 2018 and 2017, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized gain on Investment in CyrusOne		Unrealized Loss on Cash Flow Hedge		Foreign Currency Translation Loss	Total
Balance as of December 31, 2016	$(157.6)		$68.1		$—		$(0.8)	$(90.3)
Remeasurement of benefit obligations	2.8		—		—		—	2.8
Unrealized gain on Investment in CyrusOne, net	—		8.3	(a)	—		—	8.3
Reclassifications, net	13.9	(b)	(76.4)	(c)	—		—	(62.5)
Reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform	(32.2)	(d)	—		—		—	(32.2)
Foreign currency gain	—		—		—		0.2	0.2
Balance as of December 31, 2017	$(173.1)		$—		$—		$(0.6)	$(173.7)
Remeasurement of benefit obligations	(5.5)		—		—		—	(5.5)
Reclassifications, net	14.1	(b)	—		0.9	(e)	—	15.0
Unrealized loss on cash flow hedge arising during the period, net	—		—		(4.8)	(f)	—	(4.8)
Foreign currency loss	—		—		—		(6.5)	(6.5)
Balance as of December 31, 2018	$(164.5)		$—		$(3.9)		$(7.1)	$(175.5)

(a)
The unrealized gain on Investment in CyrusOne, net of tax, represents changes in the fair value of CyrusOne shares of common stock owned by the Company during the period, before any subsequent sales of those shares.

(b)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax and pension settlement charges, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense" on the Consolidated Statements of Operations. See Note 11 for further disclosures.

(c)	These reclassifications are reported within "Gain on sale of CyrusOne investment" on the Consolidated Statements of Operations.

(d)
This reclassification adjustment resulted from a change in the corporate tax rate arising from tax legislation enacted in December 2017, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). In February 2018, the FASB issued ASU 2018-02 which allows entities to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from newly enacted corporate tax rates. The Company early adopted the guidance effective December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical and newly enacted tax rates on deferred taxes related to our pension and postretirement benefit plans.

(e)	These reclassifications are reported within "Interest expense" on the Consolidated Statements of Operations when the hedged transactions impact earnings.

(f)
The unrealized loss on cash flow hedge represents the change in the fair value of the derivative instrument that occurred during the period, net of tax. This unrealized loss is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Consolidated Balance Sheets. See Note 10 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

13.     Income Taxes

All prior year balances have been recast to present the impact of the adoption of ASC 606.
Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Current:
Federal	$(0.6)	$(14.8)	$(14.0)
State and local	0.9	1.0	0.5
Foreign	1.6	—	—
Total current	1.9	(13.8)	(13.5)
Investment tax credits	(0.1)	(0.1)	(0.1)
Deferred:
Federal	(10.2)	47.1	73.2
State and local	5.7	2.3	5.7
Foreign	(1.0)	0.4	—
Total deferred	(5.5)	49.8	78.9
Valuation allowance	13.1	(9.2)	(3.6)
Total	$9.4	$26.7	$61.7
The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal income tax	1.4	0.7	0.2
Change in valuation allowance, net of federal income tax	(21.8)	(9.1)	(1.4)
State net operating loss adjustments	(10.1)	2.0	0.9
Federal rate change	—	3.5	—
Transaction costs	(3.1)	5.5	—
Non-Deductible Meals and Entertainment	(1.8)	1.3	0.4
Unrecognized tax benefit changes	—	1.4	2.3
Other differences, net	(1.1)	(0.2)	0.1
Effective tax rate	(15.5)%	40.1%	37.5%
The income tax provision (benefit) was charged to continuing operations, accumulated other comprehensive income (loss) or additional paid-in capital as follows:

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Income tax provision (benefit) related to:
Continuing operations	$9.4	$26.7	$61.7
Accumulated other comprehensive income (loss)	1.3	(28.3)	43.8
Excess tax benefits on stock option exercises	—	—	0.1

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$184.0	$88.9
Pension and postretirement benefits	55.0	46.1
Employee benefits	10.3	7.9
Interest limitation	15.3	—
Texas Margin Credit	12.2	10.5
Other	25.6	9.3
Total deferred tax assets	302.4	162.7
Valuation allowance	(58.2)	(45.5)
Total deferred tax assets, net of valuation allowance	$244.2	$117.2
Deferred tax liabilities:
Property, plant and equipment	$196.1	$115.9
Other	12.0	0.3
Total deferred tax liabilities	208.1	116.2
Net deferred tax assets	$36.1	$1.0
As of December 31, 2018, the Company had $592.6 million of federal tax operating loss carryforwards with a deferred tax asset value of $124.4 million, $1.3 million of foreign deferred tax assets related to NOLs, and $58.3 million in deferred tax assets related to state and local tax operating loss carryforwards. Federal tax loss carryforwards of $125.6 million will expire in 2023. U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities but the Company expects to fully utilize the tax carryforwards.
The ultimate realization of the deferred income tax assets depends upon the Company’s ability to generate future taxable income during the periods in which basis differences and other deductions become deductible, and prior to the expiration of the net operating loss carryforwards. Due to its historical and future projected taxable income from all available sources, management believes it is more likely than not it will utilize future federal deductions and available net operating loss carryforwards prior to their expiration. Management also concluded that it was more likely than not that certain state and foreign tax loss carryforwards would not be realized based upon the analysis described above and therefore provided a valuation allowance. In addition the Company has recorded a valuation allowance in the amount of $15.3 million against the portion of interest expense that is not currently deductible for domestic federal income tax due to the The Tax Cuts and Jobs Act of 2017 (the "Tax Act") effective for the first tax year beginning after December 31, 2017.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $21.9 million and $22.0 million at December 31, 2018 and December 31, 2017, respectively. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2018 and 2017.
A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Balance, beginning of year	$22.2	$31.4	$27.6
Change in tax positions for the current year	—	1.0	1.2
Change in tax positions for prior years	(0.2)	0.3	2.6
Change related to decrease in federal tax rate	—	(10.5)	—
Balance, end of year	$22.0	$22.2	$31.4
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2015.

Form 10-K Part II	Cincinnati Bell Inc.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, limiting the deductibility of interest and executive compensation and eliminating the corporate alternative minimum tax ("AMT"). GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. In addition, there are certain transitional impacts of the Tax Act. The reduction of the U.S. corporate tax rate caused the Company to adjust our U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. The Company was able to make a reasonable estimate of the impact; therefore, recorded a provisional net charge of $6.8 million for the quarter ended December 31, 2017. This $6.8 million provisional net charge included a reduction of our uncertain tax positions of $10.5 million. The provisional amounts recorded in 2017 were finalized in 2018 with no additional expense to record.
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

14.     Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, restricted stock units, and time-based restricted shares to officers and key employees under the 2017 Long-Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2017 Stock Plan for Non-Employee Directors. The maximum number of shares authorized and available for award under the 2017 plans at December 31, 2018 was 2.5 million.
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
On July 2, 2018, the Company completed its acquisition of Hawaiian Telcom. In conjunction with the acquisition, the Company assumed responsibility for the eventual payout of certain stock-based compensation awards that were previously granted to Hawaiian Telcom employees under the Hawaiian Telcom 2010 Equity Incentive Plan. These awards were originally granted by Hawaiian Telcom in the first quarter of 2017 and in the first quarter of 2018, before the merger with Cincinnati Bell was completed. Going forward, all stock-based compensation awards for Hawaiian Telcom employees will be granted under the 2017 Long-Term Incentive Plan.
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

	2018		2017		2016
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Outstanding at January 1,	181	$17.10	390	$20.00	776	$19.27
Exercised	(19)	8.68	(35)	15.76	(236)	16.12
Forfeited	(9)	17.05	(35)	21.58	(11)	16.16
Expired	(2)	8.35	(139)	24.55	(139)	22.79
Outstanding at December 31,	151	$18.29	181	$17.10	390	$20.00
Expected to vest at December 31,	151	$18.29	181	$17.10	390	$20.00
Exercisable at December 31,	151	$18.29	181	$17.10	330	$20.56

(dollars in millions)
Compensation expense for the year	$—		$0.2		$0.4
Tax benefit related to compensation expense	$—		$(0.1)		$(0.1)
Intrinsic value of awards exercised	$0.1		$0.2		$1.8
Cash received from awards exercised	$0.2		$0.5		$3.8
Grant date fair value of awards vested	$—		$0.3		$0.5

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our outstanding and exercisable awards at December 31, 2018:

	Outstanding		Exercisable
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares
Range of Grant Price
$14.55 to $17.05	123	$17.04	123	$17.04
$23.75 to $26.05	28	23.83	28	23.83
Total	151	$18.29	151	$18.29
As of December 31, 2018, the aggregate intrinsic value for awards outstanding and exercisable was zero. The weighted-average remaining contractual life for awards outstanding and exercisable is approximately five years. As of December 31, 2018, there was no remaining unrecognized stock compensation expense related to stock options or stock appreciation rights.
Performance-Based Restricted Awards
Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.
The following table summarizes our outstanding performance-based restricted award activity:

	2018		2017		2016
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	871	$17.30	954	$15.89	721	$16.77
Granted*	288	17.60	245	22.03	307	15.45
Vested	(308)	15.45	(229)	16.74	(51)	22.75
Forfeited	(159)	15.45	(99)	16.62	(23)	22.35
Non-vested at December 31,	692	$18.67	871	$17.30	954	$15.89

(dollars in millions)
Compensation expense for the year	$2.1		$3.9		$3.6
Tax benefit related to compensation expense	$(0.5)		$(1.4)		$(1.3)
Grant date fair value of awards vested	$4.7		$3.8		$1.2

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.
As of December 31, 2018, unrecognized compensation expense related to performance-based awards was $7.7 million, assuming maximum performance attainment, which is expected to be recognized over a weighted-average period of approximately one year.

Form 10-K Part II	Cincinnati Bell Inc.

Time-Based Restricted Awards

Awards granted to Cincinnati Bell employees in 2018, 2017 and 2016 vest at the end of a three year period. Awards granted to directors in 2018, 2017 and 2016 vest on the first anniversary of the grant date.

As part of the terms of the acquisition of Hawaiian Telcom, certain stock-based compensation awards granted by Hawaiian Telcom before the merger date were converted to time-based restricted stock units. The Company assumed responsibility for the eventual payout of these time-based restricted stock units as part of the acquisition. These awards were originally granted by Hawaiian Telcom in the first quarter of 2017 and 2018, and vest in one-fourth increments over a period of four years. One-fourth of the awards granted in the first quarter of 2017 vested and were distributed by Hawaiian Telcom prior to July 2, 2018. All remaining awards that vest after July 2, 2018 will be distributed by Cincinnati Bell Inc.

The following table summarizes our time-based restricted award activity:

	2018		2017		2016
		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share		Weighted- Average Exercise Price Per Share
(in thousands, except per share amounts)	Shares		Shares		Shares
Non-vested at January 1,	164	$18.57	106	$16.75	47	$19.59
Granted	245	17.05	96	20.78	106	16.75
Awards converted pursuant to Hawaiian Telcom acquisition	149	15.70	—	—	—	—
Vested	(61)	18.08	(38)	19.10	(47)	19.59
Non-vested at December 31,	497	$17.02	164	$18.57	106	$16.75

(dollars in millions)
Compensation expense for the year	$3.5		$1.8		$1.1
Tax benefit related to compensation expense	$(0.8)		$(0.6)		$(0.4)
Grant date fair value of awards vested	$1.1		$0.7		$0.9
As of December 31, 2018, there was $4.0 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-K Part II	Cincinnati Bell Inc.

15.    Restructuring and Severance
Liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring and severance liability is shown below

(dollars in millions)	Employee Separation	Lease Abandonment	Other	Total
Balance as of December 31, 2015	$0.2	$0.8	$0.1	$1.1
Charges/(Reversals)	12.5	(0.5)	(0.1)	11.9
Utilizations	(1.7)	(0.1)	—	(1.8)
Balance as of December 31, 2016	11.0	0.2	—	11.2
Charges	32.7	—	—	32.7
Utilizations	(29.3)	(0.1)	—	(29.4)
Balance as of December 31, 2017	14.4	0.1	—	14.5
Charges	7.5	0.8	—	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	—	3.8
Utilizations	(16.2)	(0.2)	—	(16.4)
Balance as of December 31, 2018	$9.5	$0.7	—	$10.2
An opening balance sheet adjustment of $3.8 million was recorded for certain employees who received severance due to the change of control clause within their employment agreements that was triggered at the time of the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in 2018 are primarily related to a voluntary severance program ("VSP") for certain management employees in the Entertainment and Communications segment, as well as Corporate. The VSP that took place in the fourth quarter of 2018 related to the Company's continued efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. The Company also incurred employee severance costs in 2018 associated with initiatives to reduce costs and recognize future synergies in the IT Services and Hardware segment as a result of the acquisition of, and integration with, OnX. In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.
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

Form 10-K Part II	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2015	$0.8	$0.3	$—	$1.1
Charges	7.7	3.3	0.9	11.9
Utilizations	(1.0)	(0.6)	(0.2)	(1.8)
Balance as of December 31, 2016	7.5	3.0	0.7	11.2
Charges	27.6	5.1	—	32.7
Utilizations	(22.8)	(5.9)	(0.7)	(29.4)
Balance as of December 31, 2017	12.3	2.2	—	14.5
Charges	3.1	4.9	0.3	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	—	3.8
Utilizations	(10.6)	(5.8)	—	(16.4)
Balance as of December 31, 2018	$8.6	$1.3	$0.3	10.2
At December 31, 2018 and 2017, $9.6 million and $12.0 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At December 31, 2018 and 2017, $0.6 million and $2.5 million was included in "Other noncurrent liabilities," respectively.

Form 10-K Part II	Cincinnati Bell Inc.

16.    Business Segment Information
For the years ended December 31, 2018, 2017, and 2016, we operated two business segments: Entertainment and Communications and IT Services and Hardware. On January 1, 2018, the Company changed the composition of its operating segments to align more closely with the Company's broader strategy and how it manages business operations. This strategy groups CLEC revenue, which was previously included as part of the Entertainment and Communications segment, as part of the IT Services and Hardware segment in order to consolidate all company-wide VoIP sales. Accordingly, the Company recast the previously reported 2017 and 2016 segment disclosures to conform to the new segmentation.
Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers, and ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost. As a result of adopting these standards, certain prior period amounts reported below have been recast to present the impact of adopting these standards.

In July 2018, the Company acquired Hawaiian Telcom. Based on the nature of the products and services offered, financial results are presented in either the Entertainment and Communications segment or the IT Services and Hardware segment.

The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. In the second quarter of 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Revenue in 2018 includes a contribution by Hawaiian Telcom of $159.2 million. Capital expenditures in the Entertainment and Communications segment are incurred to expand our Consumer/SMB Fiber product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.
The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded hardware reported as Infrastructure Solutions. In the fourth quarter of 2017 the Company acquired OnX, a privately held company that provides technology services and solutions to enterprise customers in the U.S., Canada and the U.K. In July 2018 the Company completed the acquisition of Hawaiian Telcom and products such as UCaaS, hardware and enterprise long distance delivered by Hawaiian Telcom are included in the IT Services and Hardware segment.

Total assets for the Company increased $542.6 million as of December 31, 2018 as compared to December 31, 2017. Entertainment and Communications assets increased $787.4 million primarily due to net assets acquired with Hawaiian Telcom. IT Services and Hardware assets decreased by $14.6 million. Corporate assets decreased $230.2 million as a result of the utilization of restricted cash to fund the acquisition of Hawaiian Telcom. Deferred tax assets and liabilities totaled $47.5 million and $11.4 million as of December 31, 2018, respectively. Deferred tax assets and liabilities totaled $12.2 million and $11.2 million as of December 31, 2017, respectively. The increase in deferred tax assets is due the acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Revenue
Entertainment and Communications	$853.4	$706.1	$691.3
IT Services and Hardware	550.9	385.1	352.7
Intersegment	(26.1)	(25.5)	(26.4)
Total revenue	$1,378.2	$1,065.7	$1,017.6
Intersegment revenue
Entertainment and Communications	$22.3	$21.2	$21.0
IT Services and Hardware	3.8	4.3	5.4
Total intersegment revenue	$26.1	$25.5	$26.4
Operating income
Entertainment and Communications	$103.3	$86.1	$100.1
IT Services and Hardware	17.2	5.3	17.4
Corporate	(37.2)	(36.0)	(18.7)
Total operating income	$83.3	$55.4	$98.8
Expenditures for long-lived assets*
Entertainment and Communications	$408.0	$186.3	$260.8
IT Services and Hardware	29.2	191.2	25.4
Corporate	0.2	—	0.2
Total expenditures for long-lived assets	$437.4	$377.5	$286.4
Depreciation and amortization
Entertainment and Communications	$210.8	$163.7	$159.1
IT Services and Hardware	41.0	29.1	23.0
Corporate	0.2	0.2	0.1
Total depreciation and amortization	$252.0	$193.0	$182.2

* Includes cost of acquisitions
	As of December 31,
(dollars in millions)	2018	2017
Assets
Entertainment and Communications	$1,898.8	$1,111.4
IT Services and Hardware	468.1	482.7
Corporate and eliminations	363.3	593.5
Total assets	$2,730.2	$2,187.6

Form 10-K Part II	Cincinnati Bell Inc.

17.     Quarterly Financial Information (Unaudited)

	2018
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$295.7	$296.8	$386.7	$399.0	$1,378.2
Operating income	24.2	20.2	14.5	24.4	83.3
Net (loss)	(8.3)	(13.8)	(17.7)	(30.0)	(69.8)

Basic (loss) earnings per common share	$(0.26)	$(0.39)	$(0.41)	$(0.65)	$(1.73)

Diluted (loss) earnings per common share	$(0.26)	$(0.39)	$(0.41)	$(0.65)	$(1.73)

	2017
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$249.6	$259.4	$255.5	$301.2	$1,065.7
Operating (loss) income	(1.8)	24.4	15.9	16.9	55.4
Net income (loss)	60.6	2.3	(11.0)	(11.9)	40.0

Basic earnings (loss) per common share	$1.38	$(0.01)	$(0.32)	$(0.34)	$0.70

Diluted earnings (loss) per common share	$1.37	$(0.01)	$(0.32)	$(0.34)	$0.70
The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.

Restructuring and employee severance charges totaled $0.3 million, $4.6 million and $3.4 million in the first, second and fourth quarter of 2018, respectively. Restructuring and employee severance charges totaled $25.6 million, $3.6 million and $3.5 million in the first, second and fourth quarter of 2017, respectively.

Transaction and integration costs totaled $2.2 million, $2.7 million, $13.3 million and $4.3 million in the first, second, third, and fourth quarter of 2018, respectively. These costs were primarily related to the acquisition of Hawaiian Telcom. Transaction and integration costs totaled $0.6 million, $1.7 million, $12.1 million and $4.1 million in the first, second, third, and fourth quarter of 2017, respectively. These costs were primarily related to the acquisitions of SunTel and OnX as well as the planned acquisition of Hawaiian Telcom.

Interest expense totaled $131.5 million in 2018 compared to $85.2 million in 2017. This increase is due to the Company entering into the $600.0 million Tranche B Term Loan due 2024, as well as issuing $350.0 million 8% Senior Notes in the fourth quarter of 2017. The Company repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its old Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024.

2017 net income includes gains from the sale of our CyrusOne investments of $117.7 million in the first quarter.

In the second quarter of 2018, the Company amended its Credit Agreement resulting in a loss on extinguishment of debt of $1.3 million being recorded. In the fourth quarter of 2017, the Company recognized losses on extinguishment of debt of $3.2 million.

In the third quarter of 2018, the Company acquired Hawaiian Telcom, whose revenues totaled $87.1 million and $87.9 million in the third and fourth quarter of 2018, respectively. Hawaiian Telcom had a net loss of $0.5 million in the third quarter of 2018 and net income of $1.2 million in the fourth quarter of 2018. For further information related to this acquisition, see Note 4 of the Notes to Consolidated Financial Statements.

Form 10-K Part II	Cincinnati Bell Inc.

In the fourth quarter of 2017, the Company acquired OnX. The revenues and net income of OnX included in the quarterly financial information from the acquisition date through December 31, 2017 were $53.0 million and $11.5 million, respectively. Revenues totaled $45.3 million, $45.3 million, $49.3 million and $59.1 million in the first, second, third, and fourth quarter of 2018, respectively. OnX had net loss of $2.7 million, $4.3 million and $1.0 million in the first, second, and third quarter of 2018, and net income of $2.1 million in the fourth quarter of 2018. For further information related to this acquisition, see Note 4 of the Notes to Consolidated Financial Statements.

In the fourth quarter of 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The transitional impact of the Tax Act resulted in a provisional net charge of $6.8 million in the fourth quarter of 2017.

18.     Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2018	2017	2016
Capitalized interest expense	$1.0	$0.7	$0.7
Cash paid/(received) for:
Interest	131.7	65.7	71.1
Income taxes, net of refunds	(13.8)	(12.9)	1.7
Noncash investing and financing activities:
Stock consideration for acquisition of Hawaiian Telcom	121.2	—	—
Accrual of CyrusOne dividends	—	—	1.1
Acquisition of property by assuming debt and other financing arrangements	51.5	17.3	12.0
Acquisition of property on account	35.8	12.0	23.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No reportable information under this item.
Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
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
There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2018 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.
Item 9B. Other Information
No reportable information under this item.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401, Item 405, Item 406 and 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
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
In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2018 the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.
Executive Officers of the Registrant:
The names, ages and positions of the executive officers of the Company as of February 22, 2019 are as follows:

Name	Age	Title
Leigh R. Fox	46	President and Chief Executive Officer
Andrew R. Kaiser	50	Chief Financial Officer
Christi H. Cornette	63	Chief Culture Officer
Thomas E. Simpson	46	Chief Operating Officer
Christopher J. Wilson	53	Vice President and General Counsel
Joshua T. Duckworth	40	Vice President of Treasury, Corporate Finance and Investor Relations
Shannon M. Mullen	42	Vice President and Corporate Controller

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

Item 11. Executive Compensation
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item can be found in the Proxy Statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report October 4, 2016, File No. 1-8519).
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 1-8519).
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

(4.11)	Indenture, dated October 6, 2017, between CB Escrow Corp. and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).
(4.12)
Escrow Agreement, dated October 6, 2017, by and among CB Escrow Corp., Regions Bank, as trustee, and Regions Bank, as Escrow Agent (Exhibit 4.2 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).

(4.13)
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

(10.16)
Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of June 3, 2013, among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, the various Purchasers and Purchaser Agents identified therein, and PNC Bank, National Association, as Administrator (Exhibit 99.1 to Current Report on Form 8-K, date of Report June 3, 2013, File No. 1-8519).

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

(10.24)
First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of November 21, 2018, by and among the Continuing Originators identified therein, Cincinnati Bell Funding, LLC, Cincinnati Bell Inc., as Servicer, and Hawaiian Telcom Communications, Inc., Hawaiian Telcom, Inc., Hawaiian Telcom Services Company, Inc., Wavecom Solutions Corporation and SystemMetrics Corporation, as Additional Originators (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 23, 2018, File No. 1-8519).

(10.25)
Canadian Purchase and Sale Agreement date as of May 10, 2018, among Cincinnati Bell Funding Canada Ltd., as Purchaser, OnX Enterprise Solutions Ltd., as Servicer, and the Originators identified therein (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 10, 2018, 1-8519).

(10.26)
Credit Agreement by and among Cincinnati Bell Inc., the Guarantor parties thereto, the Lender parties thereto, PNC Bank, National Association, as the Swingline Lender, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, Swingline Lender and an L\C Issuer, dated October 2, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report October 3, 2017, File No. 1-8519).

(10.27)
Amendment No. 1 to Credit Agreement dated as of April 5, 2018, by and among Cincinnati Bell Inc., the subsidiary guarantors thereto, Morgan Stanley Senior Funding, Inc. and the tranche B term lenders party thereto (Exhibit 10.1 to Current Report on Form 8-K, date of Report April 5, 2018, File No. 1-8519).

(10.28)
Amendment No. 2 to Credit Agreement dated as of April 5, 2018, by and among Cincinnati Bell Inc., the subsidiary guarantors thereto, Morgan Stanley Senior Funding, Inc. and the tranche B term lenders party thereto (Exhibit 10.2 to Current Report on Form 8-K, date of Report April 5, 2018, File No. 1-8519).

(10.29)
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

(10.30)
First Amendment to the Receivables Financing Agreement, dated as of November 21, 2018, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.2 to Current Report on Form 8-K, date of Report November 23, 2018, File No. 1-8519).

(10.31)
Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report of Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.32)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
(10.33)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).
(10.34)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.35)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.36)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.37)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).
(10.38)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).
(10.39)*
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

(10.41)*
Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.42)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).
(10.43)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2015 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).
(10.44)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).
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

(10.47)*
Cincinnati Bell Inc. Form of 2017-2019 Share-Based Performance Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-8519).

(10.48)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.49)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan)(Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).
(10.50)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).
(10.51)*	Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (Appendix I to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).
(10.52)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award (2017 Long-Term Incentive Plan) (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).
(10.53)*
Cincinnati Bell Inc. Form of 2018-2020 Share-Based Performance Unit Award Agreement (2017 Long-Term Incentive Plan) (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).

(10.54)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).
(10.55)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).
(10.56)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.57)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective January 1, 2015 (Exhibit 10.51 to Current Report on Form 10-K, date of Report February 26, 2015, File No. 1-8519).

(10.58)*
Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective as of December 1, 2017 (Exhibit 10.4 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.59)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.60)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of March 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 1, 2017, File No. 1-8519).

(10.61)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of December 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.62)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).
(10.63)*
Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth effective as of December 1, 2017 (Exhibit 10.5 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.64)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of January 27, 2015 (Exhibit 10.50 to Annual Report on Form 10-K, date of report February 26, 2015, File No. 1-8519).

(10.65)*
Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 9, 2016, File No. 1-8519).

(10.66)*	Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of December 1, 2017 (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.67)*
Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.68)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).
(10.69)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of December 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.70)*
Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.71)*
Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of December 1, 2017 (Exhibit 10.6 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.72)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).
(10.73)*
Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File 1-8519).

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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2018	$10.4	$8.4	$—	$5.8	$13.0
Year 2017	$9.9	$6.9	$—	$6.4	$10.4
Year 2016	$12.4	$9.4	$(2.0)	$9.9	$9.9

Deferred Tax Valuation Allowance
Year 2018	$45.5	$13.1	$(0.4)	$—	$58.2
Year 2017	$54.4	$(9.2)	$0.3	$—	$45.5
Year 2016	$58.4	$(3.6)	$(0.4)	$—	$54.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 22, 2019	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part IV	Cincinnati Bell Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	February 22, 2019
Leigh R. Fox	(Principal Executive Officer)

/s/ Andrew R. Kaiser*	Chief Financial Officer	February 22, 2019
Andrew R. Kaiser	(Principal Financial Officer)

/s/ Shannon M. Mullen*	Vice President and Corporate Controller	February 22, 2019
Shannon M. Mullen	(Principal Accounting Officer)

Phillip R. Cox*	Chairman of the Board and Director	February 22, 2019
Phillip R. Cox

Meredith J. Ching*	Director	February 22, 2019
Meredith J. Ching

Walter A. Dods, Jr.*	Director	February 22, 2019
Walter A. Dods, Jr.

John W. Eck*	Director	February 22, 2019
John W. Eck

Jakki L. Haussler*	Director	February 22, 2019
Jakki L. Haussler

Craig F. Maier*	Director	February 22, 2019
Craig F. Maier

Russel P. Mayer*	Director	February 22, 2019
Russel P. Mayer

Theodore H. Torbeck*	Director	February 22, 2019
Theodore H. Torbeck

Lynn A. Wentworth*	Director	February 22, 2019
Lynn A. Wentworth

Martin J. Yudkovitz*	Director	February 22, 2019
Martin J. Yudkovitz

*By: /s/ Leigh R. Fox
Leigh R. Fox
as attorney-in-fact and on his behalf
as President and Chief Executive Officer