Form 10-Q
period 2019-03-31
CINCINNATI BELL INC
filed 2019-05-08
CIK 716133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares ($0.01 par value)	CBB	New York Stock Exchange
Depositary Shares, each representing 1/20 interest in a Share of 6 ¾% Cumulative Convertible Preferred Stock, without par value	CBB.PB	New York Stock Exchange

At April 30, 2019, there were 50,367,297 common shares outstanding.

Form 10-Q Part I	Cincinnati Bell Inc.

PART I. Financial Information

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$379.6	$295.7

Costs and expenses
Cost of services and products, excluding items below	197.7	149.4
Selling, general and administrative, excluding items below	86.1	68.4
Depreciation and amortization	79.4	51.2
Restructuring and severance related charges	3.3	0.3
Transaction and integration costs	3.0	2.2
Total operating costs and expenses	369.5	271.5
Operating income	10.1	24.2
Interest expense	35.1	30.8
Other components of pension and postretirement benefit plans expense	2.6	3.3
Other income, net	(1.0)	(0.4)
Loss before income taxes	(26.6)	(9.5)
Income tax expense (benefit)	0.3	(1.2)
Net loss	(26.9)	(8.3)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners	$(29.5)	$(10.9)

Basic and diluted net loss per common share	$(0.59)	$(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(26.9)	$(8.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.6	(1.8)
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($1.0)	(3.1)	—
Reclassification adjustment for net losses included in net income, net of tax of $0.1	0.2	—
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.2)	(0.5)	(0.6)
Amortization of net actuarial loss included in net income, net of tax of $0.8, $1.2	3.0	4.1
Total other comprehensive income	1.2	1.7
Total comprehensive loss	$(25.7)	$(6.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT
(Dollars in millions)
(Unaudited)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(26.9)	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	1.8	—	—	1.8
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2019	3.1	$129.4	50.4	$0.5	$2,678.4	$(2,736.3)	$(174.3)	$(102.3)

	6 3/4% Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2017	3.1	$129.4	42.2	$0.4	$2,565.6	$(2,639.6)	$(173.7)	$(117.9)
Net loss	—	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive income	—	—	—	—	—	—	1.7	1.7
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	1.2	—	—	1.2
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2018	3.1	$129.4	42.4	$0.4	$2,562.2	$(2,647.9)	$(172.0)	$(127.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$3.9	$15.4
Receivables, less allowances of $13.1 and $13.0	260.0	342.8
Inventory, materials and supplies	38.9	46.5
Prepaid expenses	31.7	30.7
Other current assets	9.9	10.5
Total current assets	344.4	445.9
Property, plant and equipment, net	1,832.8	1,844.0
Operating lease right-of-use assets	37.2	—
Goodwill	158.6	157.0
Intangible assets, net	165.2	168.1
Deferred income tax assets	47.4	47.5
Other noncurrent assets	63.7	67.7
Total assets	$2,649.3	$2,730.2
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$22.4	$20.2
Accounts payable	259.3	331.9
Unearned revenue and customer deposits	49.3	55.9
Accrued taxes	18.2	24.8
Accrued interest	24.8	26.8
Accrued payroll and benefits	42.3	42.9
Other current liabilities	44.5	39.2
Total current liabilities	460.8	541.7
Long-term debt, less current portion	1,909.9	1,909.6
Operating lease liabilities	34.5	—
Pension and postretirement benefit obligations	226.7	230.6
Pole license agreement obligation	38.8	39.1
Deferred income tax liabilities	12.4	11.4
Other noncurrent liabilities	68.5	72.8
Total liabilities	2,751.6	2,805.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,360,602 and 50,184,114 shares issued and outstanding at March 31, 2019 and December 31, 2018	0.5	0.5
Additional paid-in capital	2,678.4	2,680.0
Accumulated deficit	(2,736.3)	(2,709.4)
Accumulated other comprehensive loss	(174.3)	(175.5)
Total shareowners’ deficit	(102.3)	(75.0)
Total liabilities and shareowners’ deficit	$2,649.3	$2,730.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(26.9)	$(8.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79.4	51.2
Provision for loss on receivables	2.9	1.0
Noncash portion of interest expense	1.9	0.8
Deferred income taxes	0.5	(1.2)
Pension and other postretirement payments (in excess of) less than expense	(0.3)	0.4
Stock-based compensation	1.8	1.2
Other, net	(1.3)	(2.0)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease in receivables	82.3	6.5
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	7.5	(4.4)
(Decrease) increase in accounts payable	(74.8)	3.6
(Decrease) increase in accrued and other current liabilities	(17.9)	9.6
Decrease in other noncurrent assets	2.3	0.5
Decrease in other noncurrent liabilities	(0.6)	(0.4)
Net cash provided by operating activities	56.8	58.5
Cash flows from investing activities
Capital expenditures	(56.5)	(32.7)
Acquisitions of businesses	—	(2.8)
Other, net	(0.1)	(0.1)
Net cash used in investing activities	(56.6)	(35.6)
Cash flows from financing activities
Net decrease in corporate credit and receivables facilities with initial maturities less than 90 days	(3.8)	—
Repayment of debt	(4.5)	(3.0)
Debt issuance costs	(0.1)	(0.4)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(0.8)	(2.0)
Net cash used in financing activities	(11.8)	(8.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(11.5)	15.7
Cash, cash equivalents and restricted cash at beginning of period	15.4	396.5
Cash, cash equivalents and restricted cash at end of period	$3.9	$412.2

Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$9.8	$—
Acquisition of property on account	$33.2	$17.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Form 10-Q Part I	Cincinnati Bell Inc.

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
The Company had receivables with one customer, Verizon Communications Inc., which made up 18% of the outstanding accounts receivable balance at December 31, 2018. At March 31, 2019, no individual customer exceeded 10% of the outstanding accounts receivable balance. Revenue derived from foreign operations was approximately 5% and 6% of consolidated revenue for the three months ended March 31, 2019 and 2018, respectively.
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
The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification ("ASC") 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 4 for disclosures related to mergers and acquisitions.

Form 10-Q Part I	Cincinnati Bell Inc.

Leases - The Company determines if an arrangement is a lease at inception based on the facts and circumstances present. In lease transactions where the Company acts as the lessor, the lease component is accounted for in accordance with ASC 842, and the non-lease component is accounted for in accordance with ASC 606. Although separation of lease and non-lease components is required, certain practical expedients are available that release the Company from this requirement. Adoption of the practical expedient allows the Company to account for each lease component and the related non-lease component together as a single component provided that the timing and patterns of revenue recognition for the components are the same and the combined, single unit of account would be classified as an operating lease. The Company's operating leases for certain services that include Customer Premise Equipment, including handsets and set-top boxes, have lease and non-lease components. In these arrangements, management has concluded that the non-lease components are the predominant characteristic and as a result the Company has elected to account for these arrangements as one single non-lease component recorded as "Revenue" on the Condensed Consolidated Statements of Operations in accordance with ASC 606.
Right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
The Company's lease terms include options to extend, terminate or buyout the lease when it is reasonably certain that we will exercise that option. Leases that have contract prices based on variable factors, such as power usage, are recognized as variable lease expense in the period in which the obligation for those payments are incurred. Lease expense for variable lease payments is recognized on a straight-line basis over the lease term.
Income and Operating Taxes
Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company expects its annual effective tax rate to be lower than statutory rates as a result of permanent items and current items requiring a valuation allowance. The Tax Cuts and Jobs Act of 2017 limits the Company’s interest deduction to 30% of tax earnings before interest, tax, depreciation and amortization for years beginning before January 1, 2022. Thereafter, the interest deduction is limited to 30% of tax earnings before interest and taxes. Any disallowed interest in a year becomes a separate deferred tax asset with an indefinite carryforward period that can be utilized by the Company in a future tax year by an amount equal to its interest limitation in excess of its interest expense for that year. As the Company does not anticipate utilizing the current excess interest expense in the foreseeable future, the Company is establishing a valuation allowance for this excess interest in the estimated annual rate, which in turn lowers the effective tax rate.
Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price.
Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Condensed Consolidated Statements of Operations or "Accumulated Other Comprehensive Loss". The Company does not hold or issue derivative financial instruments for trading or speculative purposes.
For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of "Accumulated Other Comprehensive Loss" in stockholder's equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that do not qualify as hedges are adjusted to fair value through earnings in the current period.

Form 10-Q Part I	Cincinnati Bell Inc.

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the requirements in ASC 350-40 for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted in any interim period after issuance of the update. The Company early adopted this standard prospectively effective January 1, 2019. The adoption of this standard is not expected to have a material effect on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which represents a wholesale change to lease accounting. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02 but did not change the core principal. The standard introduces a lessee model that brings most leases onto the balance sheet, as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. The Company adopted the standard and all subsequent amendments effective January 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. In addition to the package of practical expedients, the Company elected the practical expedients of using hindsight in determining the lease term and in assessing impairment of the entity’s right-of-use assets as well as not to assess whether existing or expired land easements that were not previously accounted for as leases under ASC 840 are or contain a lease under ASC 842.
Upon adoption of this standard, the Company recognized operating lease right-of-use assets of $38.3 million and operating lease liabilities of $46.2 million in the Condensed Consolidated Balance Sheets. The Company elected the practical expedient outlined in ASU 2018-11 allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of ASU 2016-02 had no impact to retained earnings.
The Company implemented internal controls and procured a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. The standard did not have a material impact on our Condensed Consolidated Statement of Operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 7 for required disclosures as a result of adopting ASC 842.
Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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
The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	March 31,
(in millions, except per share amounts)	2019	2018
Numerator:
Net loss	$(26.9)	$(8.3)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners - basic and diluted	$(29.5)	$(10.9)
Denominator:
Weighted average common shares outstanding - basic	50.3	42.3
Stock-based compensation arrangements	—	—
Weighted average common shares outstanding - diluted	50.3	42.3
Basic and diluted net loss per common share	$(0.59)	$(0.26)

For the three months ended March 31, 2019 and 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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

Consumer customers have implied month-to-month contracts, while enterprise customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US typically range from 15 to 25 years and payment is prepaid.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 180 days. Subsequent to the acquisition of Hawaiian Telcom Holdco., Inc. ("Hawaiian Telcom"), the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are primarily associated with the SEA-US. The IRU contracts typically have a duration ranging from 15 to 25 years.
Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, or a series of distinct goods or services, and is the unit of account defined in ASC Topic 606. The transaction price identified in the contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Contract modifications for changes to services provided are routine throughout the term of our contracts. In most instances, contract modifications are for the addition or reduction of services that are distinct, and price changes are based on the stand-alone selling price of the service and, as such, are accounted for on a prospective basis as a new contract.

Goods and services are sold individually, or a contract may include multiple goods or services. For contracts with multiple goods and services, the transaction price identified in the contract is allocated to each performance obligation using the stand-alone selling price of each distinct good or service in the contract.

Certain customers of the Company may receive cash-based rebates based on volume of sales, which are accounted for as variable consideration. Potential rebates are considered at contract inception in our estimate of transaction price based on the estimated projection of sales volume. Estimates are reassessed quarterly.

Performance obligations are satisfied either over time as services are performed or at a point in time. Substantially all of our service revenue is recognized over time. For services transferred over time, the Company has elected the practical expedient to recognize revenue based on amounts invoiced to the customer as the Company has concluded that the invoice amount directly corresponds with the value of services provided to the customer. Management considers this a faithful depiction of the transfer of control as services are provided evenly over the month and are substantially the same over the life of the contract. As the Company has elected the practical expedients detailed at ASC 606-10-50-13, revenue for these unsatisfied performance obligations that will be billed in future periods has not been disclosed.

Form 10-Q Part I	Cincinnati Bell Inc.

As of March 31, 2019, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $39.3 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2019	$2.0
2020	2.6
2021	2.5
2022	2.6
2023	2.5
Thereafter	27.1

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
IT Services and Hardware
The Company has identified four distinct performance obligations in the IT Services and Hardware segment. These performance obligations are Communications, Cloud, Consulting and Infrastructure Solutions. Communications services are monthly services that include data and VoIP services, tailored solutions that include converged IP communications of data, voice, video and mobility applications, enterprise long distance, MPLS (Multi-Protocol Label Switching) and conferencing services. Cloud services include storage, backup, disaster recovery, SLA-based monitoring and management, cloud computing and cloud consulting. Consulting services provide customers with IT staffing, consulting and emerging technology solutions. Infrastructure Solutions includes the sale of hardware and maintenance contracts as well as installation projects.
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

Form 10-Q Part I	Cincinnati Bell Inc.

Within the IT Services and Hardware segment, stand-alone selling prices for the four performance obligations are determined based on either a margin percentage range, minimum margin percentage or standard price list.

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
The Company recognizes an asset for the incremental costs of acquiring a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs related to Voice, Video, Data and certain Communications and Cloud services meet the requirements to be capitalized. The contract asset established for the costs of acquiring a contract is recorded to “Other noncurrent assets.” Sales incentives are amortized ratably over the period that services are delivered using either an average churn rate or average contract term, both representative of the expected period of benefit of the asset capitalized. Customer churn rates and average contract term assumptions are reviewed on an annual basis. The related amortization expense is recorded to “Selling, general and administrative.”
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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2018	$14.5	$2.5	$17.0	$13.0	$2.0	$15.0	$27.5	$4.5	$32.0
Additions	0.9	0.7	1.6	2.5	0.4	2.9	3.4	1.1	4.5
Amortization	(2.9)	(0.4)	(3.3)	(2.1)	(0.3)	(2.4)	(5.0)	(0.7)	(5.7)
Balance as of March 31, 2019	$12.5	$2.8	$15.3	$13.4	$2.1	$15.5	$25.9	$4.9	$30.8
The Company recognizes a liability for cash received upfront for IRU contracts. At March 31, 2019 and December 31, 2018, $1.5 million and $1.4 million, respectively, of contract liabilities were included in "Other current liabilities." At March 31, 2019 and December 31, 2018, $27.8 million and $28.0 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Form 10-Q Part I	Cincinnati Bell Inc.

Disaggregated Revenue
The following table presents revenues disaggregated by product and service lines.

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Data	$117.5	$84.9
Video	51.7	39.2
Voice	73.4	47.0
Other	7.7	3.1
Total Entertainment and Communications	250.3	174.2
Consulting	38.9	31.3
Cloud	24.4	22.6
Communications	47.4	40.6
Infrastructure Solutions	25.6	33.1
Total IT Services and Hardware	136.3	127.6
Intersegment revenue	(7.0)	(6.1)
Total revenue	$379.6	$295.7
In the first quarter of 2019, the Company determined that certain revenue in the IT Services and Hardware segment associated with nonrecurring projects is better aligned with Infrastructure Solutions, rather than Consulting, where it was previously reported. As a result, the Company reclassed revenue of $6.8 million from Consulting to Infrastructure Solutions for the three months ended March 31, 2018. This reclassification of revenue had no impact on the Condensed Consolidated Statements of Operations.
The following table presents revenues disaggregated by contract type.

	Three Months Ended March 31,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Products and Services transferred at a point in time	$8.1	$4.8	$27.5	$35.3	$—	$—	$35.6	$40.1
Products and Services transferred over time	236.2	164.2	107.8	91.4	—	—	344.0	255.6
Intersegment revenue	6.0	5.2	1.0	0.9	(7.0)	(6.1)	—	—
Total revenue	$250.3	$174.2	$136.3	$127.6	$(7.0)	$(6.1)	$379.6	$295.7

Form 10-Q Part I	Cincinnati Bell Inc.

4.    Mergers and Acquisitions
Acquisition of Hawaiian Telcom Holdco, Inc.
On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the acquisition, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks are approximately 16,700 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5
In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the revolving credit facility and $154.0 million on the accounts receivable securitization facility (see Note 6). In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration. The Company recorded a total of $27.7 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which $0.5 million and $1.6 million were recorded in the three months ended March 31, 2019 and 2018, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.
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

Form 10-Q Part I	Cincinnati Bell Inc.

The purchase price for Hawaiian Telcom has been currently allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Hawaiian Telcom
Assets acquired
Cash	$4.3
Receivables	25.5
Inventory, materials and supplies	6.9
Prepaid expenses and other current assets	5.9
Property, plant and equipment	701.5
Goodwill	9.6
Intangible assets	52.0
Deferred income tax asset	43.8
Other noncurrent assets	2.1
Total assets acquired	851.6
Liabilities assumed
Accounts payable	59.2
Current portion of long-term debt	10.2
Unearned revenue and customer deposits	13.5
Accrued expenses and other current liabilities	21.8
Long-term debt, less current portion	304.5
Pension and postretirement benefit obligations	68.9
Other noncurrent liabilities	34.0
Total liabilities assumed	512.1
Net assets acquired	$339.5
During the first quarter of 2019, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. The offset of these adjustments were recorded as an increases to "Goodwill."
The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Hawaiian Telcom
(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$26.0	15 years
Trade name	26.0	15 years
Total identifiable intangible assets	$52.0
Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.
Pro Forma Information (Unaudited)
The following table provides the unaudited pro forma results of operations for the three months ended March 31, 2018 as if the acquisition of Hawaiian Telcom had taken place as of the beginning of fiscal year 2017. These proforma results include adjustments related to the financing of the acquisition, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisition, and other various related income tax effects.

Form 10-Q Part I	Cincinnati Bell Inc.

The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the annual reporting period indicated, nor is it necessarily indicative of future operating results. The pro forma information does not include any (i) potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

Three Months Ended
March 31,
(dollars in millions, except per share amounts)	2018
Revenue	$384.9
Net loss applicable to common shareholders	(14.3)
Earnings per share:
Basic and diluted loss per common share	$(0.29)

Form 10-Q Part I	Cincinnati Bell Inc.

5.    Goodwill and Intangible Assets
Goodwill
The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware	Entertainment and Communications	Total Company
(dollars in millions)
Goodwill, balance as of December 31, 2018	$146.0	$11.0	$157.0
Activity during the year:
Adjustments to prior year acquisitions	—	0.8	0.8
Currency translations	0.8	—	0.8
Goodwill, balance as of March 31, 2019	$146.8	$11.8	$158.6
No impairment losses were recognized in goodwill for the three months ended March 31, 2019 and 2018.
Intangible Assets
The Company’s intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.0	$(20.5)	$119.5	$139.4	$(17.8)	$121.6
Trade names	40.9	(3.5)	37.4	40.7	(2.8)	37.9
Technology	9.8	(1.5)	8.3	9.9	(1.3)	8.6
Total	$190.7	$(25.5)	$165.2	$190.0	$(21.9)	$168.1
(a) Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.6 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. No impairment losses were recognized for the three months ended March 31, 2019 and 2018.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8	to	15	years
Trade names	10	to	15	years
Technology			10	years
The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended December 31, 2019	$11.0
2020	14.4
2021	14.1
2022	13.9
2023	13.5
Thereafter	98.3
Total	$165.2

Form 10-Q Part I	Cincinnati Bell Inc.

6.    Debt and Other Financing Arrangements
The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2019	2018
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	1.1	0.8
Capital lease obligations	15.3	13.4
Current portion of long-term debt	22.4	20.2
Long-term debt, less current portion:
Receivables Facility	175.8	176.6
Credit Agreement - Revolving Credit Facility	15.0	18.0
Credit Agreement - Tranche B Term Loan due 2024	591.0	592.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	2.0	2.3
Capital lease obligations	65.4	60.5
	1,934.4	1,935.1
Net unamortized premium	1.6	1.7
Unamortized note issuance costs	(26.1)	(27.2)
Long-term debt, less current portion	1,909.9	1,909.6
Total debt	$1,932.3	$1,929.8

Credit Agreement

The Company had $15.0 million of outstanding borrowings on the Credit Agreement's revolving credit facility, leaving $185.0 million available for borrowings as of March 31, 2019. This revolving credit facility expires in October 2022.

Accounts Receivable Securitization Facility

Under the terms of the accounts receivable securitization facility ("Receivables Facility"), the maximum borrowing limit for loans and letters of credit is $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. As of March 31, 2019, the available borrowing capacity was $187.1 million. Of the total borrowing capacity of $187.1 million at March 31, 2019, there were $175.8 million of outstanding borrowings and $9.9 million of outstanding letters of credit, leaving $1.4 million remaining availability from the total borrowing capacity. The Receivables Facility is subject to renewal every 364 days and has a termination date to May 2021. The Company expects to complete the next renewal period in May 2019.

Under the agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option to sell certain receivables on a non-recourse basis. As of March 31, 2019, the Company sold approximately $16.3 million of certain accounts receivables.

Form 10-Q Part I	Cincinnati Bell Inc.

Other Installment Financing Arrangements
The Company has other installment financing arrangements that are recorded in "Other current liabilities" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

The IT Services and Hardware segment entered into a lease in June 2018 for a building to use in its data center operations. Structural improvements were made to the leased facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of this facility. As of March 31, 2019 and December 31, 2018, the liability related to this financing arrangement was $4.5 million, which was recognized within "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

Prior to the acquisition of Hawaiian Telcom in July 2018, Hawaiian Telcom had an open dispute related to jointly-owned utility poles. In October 2018, the Company entered into the Pole License Agreement that provided for the transfer of the Company's ownership responsibility of the utility poles to Hawaiian Electric Company (HEC) and for the Company to pay a fixed annual fee to HEC for continued use of the poles. Due to the continuing involvement by the Company, this transaction did not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. As of March 31, 2019, the Company has a liability recorded of $39.8 million, of which $1.0 million is recognized within "Other current liabilities" and $38.8 million is recognized within "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the Company has a liability recorded of $40.1 million, of which $1.0 million is recognized within "Other current liabilities" and $39.1 million is recognized within "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

7.    Leases
Lessee Disclosures
The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 1 and 6 years, its cell towers for terms between 4 and 21 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2066, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.
Upon adoption, the Company elected not to recognize leases with terms of one-year or less on the balance sheet. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.
Supplemental unaudited balance sheet information relate to the Company's leases were as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$37.2
Finance lease assets, net of amortization	Property, plant and equipment, net	28.1
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.8
Noncurrent operating lease liabilities	Operating lease liabilities	34.5
Total operating lease liabilities		44.3

Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	15.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	65.4
Total finance lease liabilities		$80.7

The components of lease expense was as follows:

Three Months Ended
(dollars in millions)	March 31, 2019
Operating lease cost	$3.1
Short-term lease cost	0.1
Variable lease cost	0.5
Finance lease cost:
Depreciation on leased assets	1.9
Interest on lease liabilities	1.2
Total lease cost	$6.8

Under ASC 840 the Company recorded lease expense of $3.3 million for the three months ended March 31, 2018.

Form 10-Q Part I	Cincinnati Bell Inc.

Other information related to leases were as follows:

Three Months Ended
(dollars in millions)	March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.2
Operating cash flows from operating leases	3.2
Financing cash flows from finance leases	3.0
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	1.3
New finance leases	9.8
Weighted Average Remaining Lease Term
Operating leases	8.21 years
Finance leases	7.59 years
Weighted Average Discount Rate
Operating leases	7.08%
Finance leases	6.86%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Nine months ended December 31, 2019	$12.7	$19.5
2020	10.3	17.3
2021	6.3	13.2
2022	4.7	8.1
2023	4.2	7.4
Thereafter	23.0	40.9
Total future minimum lease payments	61.2	106.4
Less imputed interest	(15.6)	(25.7)
Total	$45.6	$80.7

As of March 31, 2019, we have additional operating leases for buildings that have not yet commenced for $1.3 million. These operating leases will commence in the second quarter of 2019 with lease terms of up to 5 years.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 3 and 29 years. Our leases have various expiration dates through 2046, some of which include options to extend the lease. During the three months ended March 31, 2019, the Company recorded $0.8 million in lease income related to operating lease payments.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Condensed Consolidated Balance Sheets.

Form 10-Q Part I	Cincinnati Bell Inc.

Future minimum lease payments to be received under non-cancellable leases as of March 31, 2019 are as follows:

(dollars in millions)	Operating Leases
Nine months ended December 31, 2019	$2.4
2020	3.1
2021	2.4
2022	1.7
2023	1.7
Thereafter	18.6
Total future minimum lease payments	29.9
Less imputed interest	(11.0)
Total	$18.9

Form 10-Q Part I	Cincinnati Bell Inc.

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

In the second quarter of 2018, the Company entered into one forward starting non-amortizing interest rate swap with a notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 and expires in June 2023. The interest rate swap results in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement (see Note 6).

In the three months ended March 31, 2019, the Company entered into three forward starting non-amortizing interest rate swaps, with a notional amount of $89.0 million each, to convert variable rate debt to fixed rate debt. The interest rate swaps became effective in March 2019 and expire in March 2024. The interest rate swaps result in interest payments based on an average fixed rate per swap of 2.275%, 2.244% and 2.328% plus the applicable margin per the requirements in the Credit Agreement (see Note 6).

During the next twelve months, the Company estimates that $1.4 million will be reclassified as an increase to interest expense.

The fair value of the Company's interest rate swaps are impacted by the the credit risk of both the Company and its counter-parties. The Company has agreements with its derivative financial instrument counter-parties that contain provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financial instruments obligations. In addition, the Company minimizes nonperformance risk on its derivative instruments by evaluating the creditworthiness of its counter-parties, which are limited to major banks and financial institutions.

Upon inception, the interest rate swaps were designated as cash flow hedges under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

Form 10-Q Part I	Cincinnati Bell Inc.

As of March 31, 2019, the fair value of the interest rate swaps was $8.8 million and is recorded in the Condensed Consolidated Balance Sheets as of March 31, 2019 as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$0.3	$—	$0.3	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$1.7	$—	$1.7	$—
Interest Rate Swap	Other noncurrent liabilities	$7.4	$—	$7.4	$—
As of December 31, 2018, the fair value of the interest rate swap liability was $5.0 million and is recorded in the Condensed Consolidated Balance Sheets as of December 31, 2018 as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$1.2	$—	$1.2	$—
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—
The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

Three Months Ended
March 31,
(dollars in millions)	2019
Interest Rate Swap	$3.8
The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended
		March 31,
(dollars in millions)	Statement of Operations Location	2019
Interest Rate Swap	Interest expense	$(0.3)
Disclosure on Financial Instruments
The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2019 and December 31, 2018, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2019		December 31, 2018
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,874.6	$1,772.7	$1,880.0	$1,673.6
Other installment financing arrangements	44.3	46.8	44.6	43.6
*Excludes capital leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2019 and December 31, 2018, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment

Form 10-Q Part I	Cincinnati Bell Inc.

financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2019, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans
As of March 31, 2019, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").
In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2019 and 2018.
For the three months ended March 31, 2019 and 2018, pension and postretirement benefit costs (benefits) were as follows:

	Three Months Ended March 31,
	2019	2018	2019	2018
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	6.0	4.2	1.2	0.8
Expected return on plan assets	(7.8)	(6.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	(0.8)
Actuarial loss	3.4	4.3	0.4	1.0
Total amortization	3.4	4.3	(0.2)	0.2
Pension / postretirement costs	$1.6	$2.3	$1.2	$1.1
Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.
Based on current assumptions, contributions are expected to be approximately $3 million to both the qualified and non-qualified pension plans in 2019. Management expects to make cash payments of approximately $11 million related to its postretirement health plans in 2019.

For the three months ended March 31, 2019, contributions to the pension plans were $1.1 million and contributions to the postretirement plans were $1.9 million. For the three months ended March 31, 2018, contributions to the pension plans were $1.3 million and contributions to the postretirement plan were $1.6 million.

Form 10-Q Part I	Cincinnati Bell Inc.

10.    Restructuring and Severance
Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2018	$9.5	$0.7	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	—	0.1
Charges	3.3	—	3.3
Utilizations	(6.7)	(0.1)	(6.8)
Balance as of March 31, 2019	$6.2	$0.6	$6.8
Restructuring and severance charges recorded in the first quarter of 2019 are related to a voluntary severance program ("VSP") for certain management employees in the Entertainment and Communications segment as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom.
Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2020.
A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2018	$8.6	$1.3	$0.3	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	—	—	0.1
Charges	3.3	—	—	3.3
Utilizations	(6.3)	(0.5)	—	(6.8)
Balance as of March 31, 2019	$5.7	$0.8	$0.3	$6.8
At March 31, 2019 and December 31, 2018, $6.4 million and $9.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities.” At March 31, 2019 and December 31, 2018, $0.4 million and $0.6 million, respectively, were included in "Other noncurrent liabilities."

11.    Shareowners' Deficit
Accumulated Other Comprehensive Loss
For the three months ended March 31, 2019, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Reclassifications, net	2.5	(a)	0.2	(b)	—	2.7
Unrealized loss on cash flow hedges arising during the period, net	—		(3.1)	(c)	—	(3.1)
Foreign currency gain	—		—		1.6	1.6
Balance as of March 31, 2019	$(162.0)		$(6.8)		$(5.5)	$(174.3)

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

(b)	These reclassifications are reported within "Interest expense" on the Condensed Consolidated Statements of Operations when the hedged transactions impact earnings.

(c)
The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. This unrealized gain or loss is recorded in "Other current assets," "Other current liabilities" and "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. See Note 8 for further disclosures.

Form 10-Q Part I	Cincinnati Bell Inc.

12.    Business Segment Information
The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Company operates two business segments identified as Entertainment and Communications and IT Services and Hardware.

The Entertainment and Communications segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 140 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer long distance, switched access and digital trunking. Other services consists of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance and information services.

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

Form 10-Q Part I	Cincinnati Bell Inc.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2019	2018
Revenue
Entertainment and Communications	$250.3	$174.2
IT Services and Hardware	136.3	127.6
Intersegment	(7.0)	(6.1)
Total revenue	$379.6	$295.7
Intersegment revenue
Entertainment and Communications	$6.0	$5.2
IT Services and Hardware	1.0	0.9
Total intersegment revenue	$7.0	$6.1
Operating income (loss)
Entertainment and Communications	$24.5	$28.6
IT Services and Hardware	(6.8)	1.4
Corporate	(7.6)	(5.8)
Total operating income	$10.1	$24.2
Expenditures for long-lived assets*
Entertainment and Communications	$51.1	$27.6
IT Services and Hardware	5.4	7.9
Total expenditures for long-lived assets	$56.5	$35.5
Depreciation and amortization
Entertainment and Communications	$62.7	$40.9
IT Services and Hardware	16.7	10.2
Corporate	—	0.1
Total depreciation and amortization	$79.4	$51.2
* Includes cost of acquisitions
	March 31,	December 31,
(dollars in millions)	2019	2018
Assets
Entertainment and Communications	$1,907.4	$1,898.8
IT Services and Hardware	460.7	468.1
Corporate and eliminations	281.2	363.3
Total assets	$2,649.3	$2,730.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Introduction
This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2019, and the results of operations for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for interim periods may not be indicative of results for the full year or any other interim period.

Form 10-Q Part I	Cincinnati Bell Inc.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.
Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell", "we", "our", "us" or the "Company") provide integrated communications and IT solutions that keep consumer and enterprise customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. In addition, enterprise customers across the United States, Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions.
On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"). The Unified Communications as a Service ("UCaaS"), hardware, and enterprise long distance products and services provided by the Hawaiian Telcom business are included within the IT Services and Hardware Segment. The Entertainment and Communications segment includes products delivered by Hawaiian Telcom such as high-speed internet access, digital subscriber lines, ethernet, dedicated internet access, indefeasible right of use ("IRU") contracts, video, voice lines, consumer long distance and digital trunking.
Consolidated revenue totaling $379.6 million for the three months ended March 31, 2019, increased $83.9 million compared to the same period in 2018 primarily due to the acquisition of Hawaiian Telcom. The acquisition of Hawaiian Telcom contributed $86.6 million of revenue in the three months ended March 31, 2019. Revenue growth from the acquisition was partially offset due to declines in Legacy revenue exceeding the growth in revenue from our fiber offerings. Fioptics revenue in Cincinnati increased $4.1 million for the three months ended March 31, 2019, compared to the same period in 2018. Legacy revenue in Cincinnati decreased $7.9 million for the three months ended March 31, 2019 compared to the same period in 2018.
Operating income was $10.1 million for the three months ended March 31, 2019, down $14.1 million compared to the prior year. The contribution from incremental Hawaiian Telcom revenue was offset by increased depreciation, amortization, and Selling, General and Administrative ("SG&A") expense, also related to the acquisition of Hawaiian Telcom.
Loss before income taxes totaled $26.6 million for the three months ended March 31, 2019, resulting in an increase in the loss as compared to the comparable period in 2018. In addition to the items impacting operating income, the increased loss before income taxes is primarily due to increased interest expense related to additional debt acquired to fund the acquisition of Hawaiian Telcom.

Form 10-Q Part I	Cincinnati Bell Inc.

Consolidated Results of Operations
Revenue

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Revenue
Entertainment and Communications	$244.3	$169.0	$75.3	45%
IT Services and Hardware	135.3	126.7	8.6	7%
Total revenue	$379.6	$295.7	$83.9	28%
Entertainment and Communications revenue increased for the three months ended March 31, 2019, primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom revenue of $77.8 million, along with growth in Fioptics in Cincinnati, offset the declines experienced in Legacy revenue in Cincinnati. IT Services and Hardware revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $8.8 million primarily in the Communications and the Cloud practices. Consulting revenue also increased in the three months ended March 31, 2019, but this growth was more than offset by declines in Infrastructure Solutions.
Operating Costs

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Cost of services and products
Entertainment and Communications	$113.8	$76.5	$37.3	49%
IT Services and Hardware	83.9	72.9	11.0	15%
Total cost of services and products	$197.7	$149.4	$48.3	32%
Entertainment and Communications costs increased compared to the same period in the prior year as a result of the acquisition of Hawaiian Telcom. In addition, increases in video content costs due to higher rates charged by our content providers were offset by lower payroll related costs and lower operating taxes related to Cincinnati-based operations. Lower payroll related costs are related to headcount reductions made during restructuring initiatives that were executed in 2017 and 2018. IT Services and Hardware costs increased due to payroll related and contractor costs associated with resources utilized to support the revenue growth of $7.6 million in the Consulting practice for the three months ended March 31, 2019, as compared to the prior year. In addition, Hawaiian Telcom contributed $4.9 million to cost of services and products for the three months ended March 31, 2019.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$44.5	$27.1	$17.4	64%
IT Services and Hardware	37.0	37.7	(0.7)	(2)%
Corporate	4.6	3.6	1.0	28%
Total selling, general and administrative	$86.1	$68.4	$17.7	26%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications SG&A costs increased in the three months ended March 31, 2019, compared to the same period in the prior year, primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed SG&A expense of $16.0 million. The remaining increase is due to an increase in the bad debt reserve for certain receivables with a carrier customer that filed for bankruptcy in the first quarter of 2019 whose collectibility is uncertain. IT Services and Hardware SG&A costs decreased in the three months ended March 31, 2019 compared to the prior year due to a decrease in payroll costs resulting from headcount reductions carried out in 2018. The decline in payroll costs more than offset additional SG&A of $2.5 million contributed by Hawaiian Telcom.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$62.7	$40.9	$21.8	53%
IT Services and Hardware	16.7	10.2	6.5	64%
Corporate	—	0.1	(0.1)	n/m
Total depreciation and amortization expense	$79.4	$51.2	$28.2	55%
Entertainment and Communications depreciation and amortization expense increased due to increased property, plant, and equipment and intangible assets obtained in the acquisition of Hawaiian Telcom. The increase in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined to have a shorter useful life due to a change in customer requirements.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$3.3	$0.3	$3.0	n/m
Transaction and integration costs	3.0	2.2	0.8	36%
Total other operating costs	$6.3	$2.5	$3.8	n/m
Headcount-related restructuring and severance charges of $3.3 million recorded in the three months ended March 31, 2019 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of Hawaiian Telcom.
Transaction and integration costs incurred in the first quarter of 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom. Transaction and integration costs incurred in the first quarter of 2018, recorded as a Corporate expense, are due to the acquisition of OnX that closed in the fourth quarter of 2017, as well as costs incurred leading up to the acquisition of Hawaiian Telcom.
Non-operating Costs

	Three Months Ended March 31,
(dollars in millions)	2019	2018	$ Change	% Change
Non-operating costs
Interest expense	$35.1	$30.8	$4.3	14%
Other components of pension and postretirement benefit plans expense	2.6	3.3	(0.7)	(21)%
Other income, net	(1.0)	(0.4)	(0.6)	n/m
Income tax expense (benefit)	0.3	(1.2)	1.5	n/m
Interest expense increased for the three months ended March 31, 2019 compared to the same period in the prior year due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom. At March 31, 2018, there was no balance outstanding on the Receivables Facility or the Revolving Credit Facility.

Form 10-Q Part I	Cincinnati Bell Inc.

Income tax expense increased year over year primarily due to an increase in the valuation allowance against nondeductible interest expense that the Company does not anticipate the ability to utilize in future years. This increase is partially offset by an increase in the loss before tax. The Company expects to use federal and state net operating loss carryforwards to substantially defray payment of federal and state tax liabilities in 2019.

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

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 76% of Greater Cincinnati and to approximately 35% of Hawaii's total addressable market.
Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.
Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended March 31,
(dollars in millions)	2019	2018	Change	% Change
Revenue:
Data	$117.5	$84.9	$32.6	38%
Video	51.7	39.2	12.5	32%
Voice	73.4	47.0	26.4	56%
Other	7.7	3.1	4.6	n/m
Total Revenue	250.3	174.2	76.1	44%
Operating costs and expenses:
Cost of services and products	115.3	77.6	37.7	49%
Selling, general and administrative	44.5	27.1	17.4	64%
Depreciation and amortization	62.7	40.9	21.8	53%
Restructuring and severance charges	3.3	—	3.3	n/m
Total operating costs and expenses	225.8	145.6	80.2	55%
Operating income	$24.5	$28.6	$(4.1)	(14)%
Operating margin	9.8%	16.4%		(6.6) pts
Capital expenditures	$51.1	$27.6	$23.5	85%

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

	March 31,
Metrics information (in thousands):	2019	2018	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	207.6	187.8	19.8	11%
Internet FTTN*	35.7	45.0	(9.3)	(21)%
Total Fioptics Internet	243.3	232.8	10.5	5%
Video
Video FTTP	115.2	118.1	(2.9)	(2)%
Video FTTN	24.0	28.2	(4.2)	(15)%
Total Fioptics Video	139.2	146.3	(7.1)	(5)%
Voice
Fioptics Voice Lines	109.0	106.9	2.1	2%
Fioptics Units Passed
Units passed FTTP	477.6	440.5	37.1	8%
Units passed FTTN	138.5	140.3	(1.8)	(1)%
Total Fioptics units passed	616.1	580.8	35.3	6%

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,540	4,046	494	12%

Legacy
Data
DSL	69.6	78.1	(8.5)	(11)%
Voice
Legacy Voice Lines	218.0	251.4	(33.4)	(13)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued

March 31,
Metrics information (in thousands):	2019
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	52.7
Internet FTTN*	13.9
Total Consumer / SMB Fiber Internet	66.6
Video
Video FTTP	33.5
Video FTTN	14.3
Total Consumer / SMB Fiber Video	47.8
Voice
Consumer / SMB Fiber Voice Lines	30.3
Consumer / SMB Fiber Units Passed **
Units passed FTTP	168.1
Units passed FTTN	73.4
Total Consumer / SMB Fiber units passed	241.5

Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	2,413

Legacy
Data
DSL	47.2
Voice
Legacy Voice Lines	192.8

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
** Includes units passed for both consumer and business on Oahu and neighboring islands.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Revenue

	Three Months Ended March 31,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$37.4	$7.9	$45.3	$34.4	$—	$34.4
Video	40.2	11.5	51.7	39.2	—	39.2
Voice	9.2	2.8	12.0	9.1	—	9.1
Other	0.3	0.2	0.5	0.3	—	0.3
	87.1	22.4	109.5	83.0	—	83.0
Enterprise Fiber
Data	21.1	9.2	30.3	20.8	—	20.8
Legacy
Data	26.0	15.9	41.9	29.7	—	29.7
Voice	33.0	28.4	61.4	37.9	—	37.9
Other	3.5	3.7	7.2	2.8	—	2.8
	62.5	48.0	110.5	70.4	—	70.4
Total Entertainment and Communications revenue	$170.7	$79.6	$250.3	$174.2	$—	$174.2

* Represents Fioptics in Cincinnati
Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")
Consumer/SMB Fiber revenue increased by $26.5 million for the three months ended March 31, 2019 compared to the same period a year ago primarily due to revenue contributed by Hawaiian Telcom of $22.4 million. Hawaiian Telcom adds 47,800 video subscribers, 66,600 internet subscribers and 30,300 voice subscribers to the existing base of subscribers. The remaining revenue increase is due to increases in the subscriber base for internet and voice, as well as rate favorability for internet and video in Cincinnati. The internet subscriber base in Cincinnati continues to increase as we focus our attention on growing the internet FTTP subscriber base. The Average Revenue Per User ("ARPU") on a year to date basis increased for internet and video by 3% and 8%, respectively, compared to the prior year. ARPU increases are related to price increases for internet and video, as well as the change in the mix of subscribers for video.
Enterprise Fiber
Enterprise Fiber revenue increased for the three months ended March 31, 2019 compared to the same period in the prior year primarily due to incremental revenue of $9.2 million from Hawaiian Telcom, which includes revenue from the SEA-US cable, metro-ethernet and dedicated internet access. In addition, revenue increased due to enterprise customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 12% increase in Ethernet Bandwidth in Cincinnati compared to the comparable period in the prior year.
Legacy
Legacy revenue increased for the three months ended March 31, 2019 compared to the same period a year ago due to incremental revenue from Hawaiian Telcom of $48.0 million. Hawaiian Telcom adds 47,200 DSL subscribers and 192,800 voice subscribers to the existing base of subscribers. Increased revenue generated by Hawaiian Telcom was partially offset by declines in revenue from both voice lines and DSL subscribers in Cincinnati. Voice lines in Cincinnati declined 13% as the traditional voice lines become less relevant. DSL subscribers in Cincinnati decreased by 11% as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2019 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Form 10-Q Part I	Cincinnati Bell Inc.

Entertainment and Communications, continued
Operating Costs and Expenses
Cost of services and products increased in the three months ended March 31, 2019 compared to same period in 2018 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $38.8 million to cost of services and products in the three months ended March 31, 2019. Excluding the increase associated with the acquisition of Hawaiian Telcom, cost of services and products decreased by $1.1 million. This decrease in the three months ended March 31, 2019 compared to the same period in 2018 is primarily due to lower payroll costs due to reduced headcount and lower overtime driven by efficiencies in the installation process. The reduced headcount is a result of the restructuring that took place in the prior two years. Payroll related decreases are partially offset by higher programming costs. Higher programming costs are the result of higher rates charged by content providers.
SG&A expenses increased by $17.4 million in the three months ended March 31, 2019 compared to the same period in the prior year primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $16.0 million of SG&A expense in 2019. In addition to the increase contributed by Hawaiian Telcom, there were also increases in bad debt expense and advertising expense. The increase in bad debt expense is due to a reserve for certain receivables with a carrier customer that filed for bankruptcy in the first quarter of 2019. The increase in advertising expense is due to timing. These increases were partially offset by savings in contract services for synergies realized on certain contracts as a result of the acquisition of Hawaiian Telcom.
Depreciation and amortization expenses were up in the three months ended March 31, 2019 compared to the same period in the prior year due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $22.3 million of depreciation and amortization expense in the first quarter of 2019.
Restructuring and severance charges recorded in the three months ended March 31, 2019 are related to costs incurred in order to recognize future synergies as the Company continues to identify efficiencies with the integration of Hawaiian Telcom.
Capital Expenditures

	Three Months Ended March 31,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$9.2	$2.2	$11.4	$6.1	$—	$6.1
Installation	11.5	4.1	15.6	7.5	—	7.5
Other	1.8	0.7	2.5	3.6	—	3.6
Total Consumer / SMB Fiber	22.5	7.0	29.5	17.2	—	17.2

Enterprise Fiber	2.2	1.7	3.9	4.5	—	4.5
Other	6.1	11.6	17.7	5.9	—	5.9
Total Entertainment and Communications capital expenditures	$30.8	$20.3	$51.1	$27.6	$—	$27.6
* Represents Fioptics in Cincinnati
Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the first quarter of 2019, we passed an additional 5,300 FTTP addresses in Cincinnati. As of March 31, 2019, the Company is able to provide its Fioptics services to 616,100 consumer and enterprise addresses, or 76% of our operating territory in Cincinnati. Cincinnati construction capital expenditures increased $3.1 million in the three months ended March 31, 2019, compared to the same period in 2018 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when the door becomes available. Cincinnati installation capital expenditures increased $4.0 million in the three months ended March 31, 2019 compared to the same period in 2018 due to the timing of expenditures for customer premise equipment utilized for installations.

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
Capital expenditures in Hawaii for the three months ended March 31, 2019 were $20.3 million. Hawaii construction capital expenditures of $2.2 million relate to building out 1,000 new doors. Hawaii installation capital expenditures of $4.1 million primarily relate to new video and internet installations. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware
The IT Services and Hardware segment provides end-to-end IT solutions, ranging from consulting to implementation to ongoing optimization of existing technology. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and strategic services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

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

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Three Months Ended March 31,
(dollars in millions)	2019	2018	Change	% Change
Revenue:
Consulting	$38.9	$31.3	$7.6	24%
Cloud	24.4	22.6	1.8	8%
Communications	47.4	40.6	6.8	17%
Infrastructure Solutions	25.6	33.1	(7.5)	(23)%
Total revenue	136.3	127.6	8.7	7%
Operating costs and expenses:
Cost of services and products	89.2	77.7	11.5	15%
Selling, general and administrative	37.2	38.0	(0.8)	(2)%
Depreciation and amortization	16.7	10.2	6.5	64%
Restructuring and severance related charges	—	0.3	(0.3)	n/m
Total operating costs and expenses	143.1	126.2	16.9	13%
Operating income	$(6.8)	$1.4	$(8.2)	n/m
Operating margin	(5.0)%	1.1%		(6.1) pts
Capital expenditures	$5.4	$5.1	$0.3	6%

Metrics information: (as of March 31, 2019)	Communications	Communications	Communications	Consulting
	Hosted UCaaS Profiles*	NaaS Locations	SD - WAN Locations	Billable Resources
	244,482	2,550	1,002	1,039
* Includes Hawaii Hosted UCaaS Profiles
Revenue
IT Services and Hardware segment revenue increased $8.7 million for the three months ended March 31, 2019, as compared to the same period in the prior year. Consulting and Communications are the main contributors to this revenue increase in 2019. Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018. Communications revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $5.9 million of revenue in the quarter. These increases are partially offset by lower Infrastructure Solutions revenue due to variability associated with the hardware reseller business.
Operating Costs and Expenses
IT Services and Hardware cost of services and products increased $11.5 million for the three months ended March 31, 2019, as compared to the same period in the prior year. In the three months ended March 31, 2019, Hawaiian Telcom contributed $6.8 million of additional expense to cost of services and products. The remaining increase in cost of services and products is primarily due to payroll and contractor costs associated with the incremental consulting revenue of $7.6 million.
SG&A decreased $0.8 million for the three months ended March 31, 2019, as compared to the same period in the prior year. Payroll costs decreased $3.6 million compared to the prior year due to restructuring initiatives that were carried out in 2018. This decrease was partially offset by expenses of $2.5 million contributed by Hawaiian Telcom.
Depreciation and amortization expenses increased $6.5 million for the three months ended March 31, 2019, as compared to the same period in the prior year due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019.

Form 10-Q Part I	Cincinnati Bell Inc.

IT Services and Hardware, continued
Capital Expenditures
Capital expenditures are dependent on the timing of success-based projects. Capital expenditures in the first quarter of 2019 were primarily related to projects supporting the Cloud and Communications practices as well as $0.9 million for implementation work associated with internal software projects.

Form 10-Q Part I	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources
As of March 31, 2019, the Company had $1,932.3 million of outstanding indebtedness and an accumulated deficit of $2,736.3 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.
The Company’s primary source of cash is generated by operations. The Company generated $56.8 million and $58.5 million of cash flows from operations during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $190.3 million of short-term liquidity, comprised of $3.9 million of cash and cash equivalents, $185.0 million of undrawn capacity on our Revolving Credit Facility, and $1.4 million available under the Receivables Facility.
The Receivables Facility permits maximum borrowings of up to $225.0 million and is subject to annual renewal. As of March 31, 2019, the Company had borrowings of $175.8 million and $9.9 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $187.1 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.
The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. In 2018, cash was also utilized to fund acquisition activity. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months. In addition, management expects that the Company will continue to have access to the capital markets to refinance debt and other obligations should such a need arise in the near future.
Cash Flows
Cash provided by operating activities during the three months ended March 31, 2019 totaled $56.8 million, a decrease of $1.7 million compared to the same period in 2018. Hawaiian Telcom contributed operating cash flow of approximately $18 million, which was offset with higher interest payments associated with the incremental debt obtained to fund the acquisition, as well as lower working capital compared to the same period in the prior year.
Cash flows used in investing activities during the three months ended March 31, 2019 totaled $56.6 million, an increase of $21.0 million compared to the same period in 2018. The increase in cash flows used in investing activities was primarily driven by capital expenditures related to Hawaiian Telcom.
Cash flows used in financing activities during the three months ended March 31, 2019 totaled $11.8 million as compared to $8.0 million of cash flows used in the prior year. In the first quarter of 2019, the Company repaid $3.0 million on the Revolving Credit Facility and $0.8 million on the Receivables Facility as compared to no payments on either the Revolving Credit Facility or the Receivables Facility in the first quarter of 2018.
Indentures
The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of March 31, 2019.
Share Repurchase Plan
In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of March 31, 2019, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.
Regulatory Matters
Refer to the Company’s Annual Report on Form 10-K for the year ended 2018 for a complete description of regulatory matters.

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

Future Operating Trends
Refer to the Company’s Annual Report on Form 10-K for the year ended 2018 for a complete description of future operating trends for our business.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Issued Accounting Standards
Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards and the impact to the Condensed Consolidated Financial Statements as a result of adopting ASU 2016-02 effective January 1, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the Company's market risks.

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
Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2019 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending March 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three month period ended March 31, 2019, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2019.

Item 3.        Defaults upon Senior Securities
None.

Item 4.        Mine Safety Disclosure
None.

Item 5.        Other Information
No reportable items.

Form 10-Q Part II	Cincinnati Bell Inc.

Item 6.        Exhibits
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number	Description
(3.1)	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report April 25, 2008, File No. 1-8519).
(3.2)	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Inc. (Exhibit 3.1 to Current Report on Form 8-K, Date of Report October 4, 2016, File No. 1-8519).
(3.3)	Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.3 to Quarterly Report on Form 10-Q, Date of Report August 8, 2018, File No. 1-8519).
(10.1)+	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2017 Long Term Incentive Plan) - 2019 version.
(10.2)+	Cincinnati Bell Inc. Form of 2019-2021 Share-Based Performance Unit Award Agreement (2017 Long Term Incentive Plan).
(31.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)**	XBRL Instance Document.
(101.SCH)**	XBRL Taxonomy Extension Schema Document.
(101.CAL)**	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)**	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)**	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cincinnati Bell Inc.

Date:	May 8, 2019	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	May 8, 2019	/s/ Shannon M. Mullen
Shannon M. Mullen
Chief Accounting Officer