Form 10-Q
period 2019-06-30
CINCINNATI BELL INC
filed 2019-08-08
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

At July 31, 2019, there were 50,420,449 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$384.2	$296.8	$763.8	$592.5

Costs and expenses
Cost of services and products, excluding items below	195.5	152.3	393.2	301.7
Selling, general and administrative, excluding items below	87.2	66.1	173.3	134.5
Depreciation and amortization	74.2	50.9	153.6	102.1
Restructuring and severance related charges	1.8	4.6	5.1	4.9
Transaction and integration costs	0.6	2.7	3.6	4.9
Total operating costs and expenses	359.3	276.6	728.8	548.1
Operating income	24.9	20.2	35.0	44.4
Interest expense	34.9	31.8	70.0	62.6
Loss on extinguishment of debt	—	1.3	—	1.3
Other components of pension and postretirement benefit plans expense	3.0	3.2	5.6	6.5
Other expense (income), net	0.1	(0.8)	(0.9)	(1.2)
Loss before income taxes	(13.1)	(15.3)	(39.7)	(24.8)
Income tax benefit	(7.6)	(1.5)	(7.3)	(2.7)
Net loss	(5.5)	(13.8)	(32.4)	(22.1)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners	$(8.1)	$(16.4)	$(37.6)	$(27.3)

Basic and diluted net loss per common share	$(0.16)	$(0.39)	$(0.75)	$(0.64)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5.5)	$(13.8)	$(32.4)	$(22.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.5	(2.5)	3.1	(4.3)
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($2.3), ($0.4), ($3.3), ($0.4)	(7.8)	(1.5)	(10.9)	(1.5)
Reclassification adjustment for net losses included in net income, net of tax of $0.0, $0.1	0.2	—	0.4	—
Defined benefit plans:
Net benefit arising from remeasurement during the period, net of tax of $0.0, $0.0	0.1	—	0.1	—
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.2), ($0.3), ($0.4)	(0.5)	(0.6)	(1.0)	(1.2)
Amortization of net actuarial loss included in net income, net of tax of $0.9, $1.2, $1.7, $2.4	3.0	4.1	6.0	8.2
Total other comprehensive (loss) income	(3.5)	(0.5)	(2.3)	1.2
Total comprehensive loss	$(9.0)	$(14.3)	$(34.7)	$(20.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2019	3.1	$129.4	50.4	$0.5	$2,678.4	$(2,736.3)	$(174.3)	$(102.3)
Net loss	—	—	—	—	—	(5.5)	—	(5.5)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Stock-based compensation	—	—	—	—	1.6	—	—	1.6
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)
Balance at March 31, 2018	3.1	$129.4	42.4	$0.4	$2,562.2	$(2,647.9)	$(172.0)	$(127.9)
Net loss	—	—	—	—	—	(13.8)	—	(13.8)
Other comprehensive loss	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	—	—	—	1.4	—	—	1.4
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2018	3.1	$129.4	42.4	$0.4	$2,561.0	$(2,661.7)	$(172.5)	$(143.4)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(32.4)	—	(32.4)
Other comprehensive loss	—	—	—	—	—	—	(2.3)	(2.3)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	3.4	—	—	3.4
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)
Balance at December 31, 2017	3.1	$129.4	42.2	$0.4	$2,565.6	$(2,639.6)	$(173.7)	$(117.9)
Net loss	—	—	—	—	—	(22.1)	—	(22.1)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	2.6	—	—	2.6
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2018	3.1	$129.4	42.4	$0.4	$2,561.0	$(2,661.7)	$(172.5)	$(143.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$9.3	$15.4
Receivables, less allowances of $13.7 and $13.0	268.6	342.8
Inventory, materials and supplies	47.5	46.5
Prepaid expenses	28.7	30.7
Other current assets	8.4	10.5
Total current assets	362.5	445.9
Property, plant and equipment, net	1,813.6	1,844.0
Operating lease right-of-use assets	37.4	—
Goodwill	160.1	157.0
Intangible assets, net	162.4	168.1
Deferred income tax assets	58.6	47.5
Other noncurrent assets	61.1	67.7
Total assets	$2,655.7	$2,730.2
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$23.2	$20.2
Accounts payable	273.2	331.9
Unearned revenue and customer deposits	50.5	55.9
Accrued taxes	17.5	24.8
Accrued interest	27.0	26.8
Accrued payroll and benefits	37.5	42.9
Other current liabilities	44.9	39.2
Total current liabilities	473.8	541.7
Long-term debt, less current portion	1,913.9	1,909.6
Operating lease liabilities	33.7	—
Pension and postretirement benefit obligations	223.6	230.6
Pole license agreement obligation	38.6	39.1
Deferred income tax liability	12.5	11.4
Other noncurrent liabilities	71.9	72.8
Total liabilities	2,768.0	2,805.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2019 and December 31, 2018; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,420,449 and 50,184,114 shares issued and outstanding at June 30, 2019 and December 31, 2018	0.5	0.5
Additional paid-in capital	2,677.4	2,680.0
Accumulated deficit	(2,741.8)	(2,709.4)
Accumulated other comprehensive loss	(177.8)	(175.5)
Total shareowners’ deficit	(112.3)	(75.0)
Total liabilities and shareowners’ deficit	$2,655.7	$2,730.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(32.4)	$(22.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	153.6	102.1
Loss on extinguishment of debt	—	1.3
Provision for loss on receivables	5.6	2.6
Noncash portion of interest expense	3.4	2.1
Deferred income taxes	(7.5)	(3.8)
Pension and other postretirement payments less than expense	—	0.3
Stock-based compensation	3.4	2.6
Other, net	(1.8)	(1.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	71.5	(2.8)
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	5.6	10.6
(Decrease) increase in accounts payable	(63.8)	3.0
Decrease in accrued and other current liabilities	(22.4)	(6.3)
Decrease in other noncurrent assets	4.8	1.8
Decrease in other noncurrent liabilities	(1.2)	(0.1)
Net cash provided by operating activities	118.8	89.9
Cash flows from investing activities
Capital expenditures	(110.6)	(71.0)
Acquisitions of businesses	—	(2.8)
Net cash used in investing activities	(110.6)	(73.8)
Cash flows from financing activities
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	1.5	—
Repayment of debt	(9.2)	(5.9)
Debt issuance costs	(0.7)	(2.5)
Dividends paid on preferred stock	(5.2)	(5.2)
Other, net	(0.8)	(2.0)
Net cash used in financing activities	(14.4)	(15.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6.1)	0.3
Cash, cash equivalents and restricted cash at beginning of period	15.4	396.5
Cash, cash equivalents and restricted cash at end of period	$9.3	$396.8
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$10.3	$6.1
Acquisition of property on account	$33.6	$28.3

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

The Company had receivables with one customer, Verizon Communications Inc., which made up 18% of the outstanding accounts receivable balance at December 31, 2018. At June 30, 2019, no individual customer exceeded 10% of the outstanding accounts receivable balance. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and six months ended June 30, 2019. Revenue derived from foreign operations was approximately 6% of consolidated revenue for the three and six months ended June 30, 2018.

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

The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Leases - The Company determines if an arrangement is a lease at inception based on the facts and circumstances present. In lease transactions where the Company acts as the lessor, the lease component is accounted for in accordance with ASC 842, and the non-lease component is accounted for in accordance with ASC 606. Although separation of lease and non-lease components is required, certain practical expedients are available that release the Company from this requirement. Adoption of the practical expedient allows the Company to account for each lease component and the related non-lease component together as a single component provided that the timing and patterns of revenue recognition for the components are the same and the combined, single unit of account would be classified as an operating lease. The Company's operating leases for certain services that include Customer Premise Equipment, including handsets and set-top boxes, have lease and non-lease components. In these arrangements, management has concluded that the non-lease components are the predominant characteristic, and, as a result, the Company has elected to account for these arrangements as one single non-lease component recorded as "Revenue" on the Condensed Consolidated Statements of Operations in accordance with ASC 606.

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

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company expects its annual effective tax rate benefit to be lower than statutory rates as a result of permanent items such as meals and entertainment expenses that are not fully deductible for tax.

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

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Condensed Consolidated Statements of Operations or "Accumulated Other Comprehensive Loss." The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Upon adoption of this standard, the Company recognized operating lease right-of-use assets of $38.3 million and operating lease liabilities of $46.2 million in the Condensed Consolidated Balance Sheets. The Company elected the practical expedient outlined in ASU 2018-11 allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of ASU 2016-02 had no impact to accumulated deficit.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(5.5)	$(13.8)	$(32.4)	$(22.1)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners - basic and diluted	$(8.1)	$(16.4)	$(37.6)	$(27.3)
Denominator:
Weighted average common shares outstanding - basic	50.4	42.4	50.3	42.4
Stock-based compensation arrangements	—	—	—	—
Weighted average common shares outstanding - diluted	$50.4	$42.4	$50.3	$42.4
Basic and diluted net loss per common share	$(0.16)	$(0.39)	$(0.75)	$(0.64)

For the three and six months ended June 30, 2019 and 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

3.    Revenue

The Entertainment and Communications segment provides products and services to both residential and commercial customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB in Hawaii (collectively, "Consumer/SMB"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the trans-Pacific submarine cable ("SEA-US").

Residential customers have implied month-to-month contracts, while commercial customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US typically range from 15 to 25 years and payment is prepaid.

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

As of June 30, 2019, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $38.6 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Six months ended December 31, 2019	$1.3
2020	2.6
2021	2.5
2022	2.6
2023	2.5
Thereafter	27.1

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such Data, Voice and Video are identified to be a series of distinct services. Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Consumer/SMB, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

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

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is either shipped or delivered in accordance with the terms of the contract. For certain projects within Communications and Consulting, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore, has not evaluated whether shipping and handling activities are promised services to its customers.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2018	$14.5	$2.5	$17.0	$13.0	$2.0	$15.0	$27.5	$4.5	$32.0
Additions	0.9	0.7	1.6	2.5	0.4	2.9	3.4	1.1	4.5
Amortization	(2.9)	(0.4)	(3.3)	(2.1)	(0.3)	(2.4)	(5.0)	(0.7)	(5.7)
Balance as of March 31, 2019	12.5	2.8	15.3	13.4	2.1	15.5	25.9	4.9	30.8
Additions	0.9	0.9	1.8	2.5	0.6	3.1	3.4	1.5	4.9
Amortization	(3.3)	(0.4)	(3.7)	(1.5)	(0.3)	(1.8)	(4.8)	(0.7)	(5.5)
Balance as of June 30, 2019	$10.1	$3.3	$13.4	$14.4	$2.4	$16.8	$24.5	$5.7	$30.2

The Company recognizes a liability for cash received upfront for IRU contracts. At June 30, 2019 and December 31, 2018, $1.5 million and $1.4 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2019 and December 31, 2018, $27.5 million and $28.0 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Data	$119.5	$84.4	$237.0	$169.3
Video	51.6	39.7	103.3	78.9
Voice	71.3	46.0	144.7	93.0
Other	8.1	3.8	15.8	6.9
Total Entertainment and Communications	250.5	173.9	500.8	348.1
Consulting	38.1	33.5	77.0	64.8
Cloud	22.8	23.0	47.2	45.6
Communications	48.3	41.5	95.7	82.1
Infrastructure Solutions	31.0	30.3	56.6	63.4
Total IT Services and Hardware	140.2	128.3	276.5	255.9
Intersegment revenue	(6.5)	(5.4)	(13.5)	(11.5)
Total revenue	$384.2	$296.8	$763.8	$592.5

In the first quarter of 2019, the Company determined that certain revenue in the IT Services and Hardware segment associated with nonrecurring projects is better aligned with Infrastructure Solutions, rather than Consulting, where it was previously reported. As a result, the Company reclassed revenue of $6.3 million and $13.1 million from Consulting to Infrastructure Solutions for the three and six months ended June 30, 2018, respectively. This reclassification of revenue had no impact on the Condensed Consolidated Statements of Operations.

The following table presents revenues disaggregated by contract type:

	Three Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Products and Services transferred at a point in time	$7.8	$5.6	$34.2	$32.1	$—	$—	$42.0	$37.7
Products and Services transferred over time	237.5	163.6	104.7	95.5	—	—	342.2	259.1
Intersegment revenue	5.2	4.7	1.3	0.7	(6.5)	(5.4)	—	—
Total revenue	$250.5	$173.9	$140.2	$128.3	$(6.5)	$(5.4)	$384.2	$296.8

	Six Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Products and Services transferred at a point in time	$15.9	$10.4	$61.7	$67.4	$—	$—	$77.6	$77.8
Products and Services transferred over time	473.7	327.8	212.5	186.9	—	—	686.2	514.7
Intersegment revenue	11.2	9.9	2.3	1.6	(13.5)	(11.5)	—	—
Total revenue	$500.8	$348.1	$276.5	$255.9	$(13.5)	$(11.5)	$763.8	$592.5

4.    Mergers and Acquisitions

Acquisition of Hawaiian Telcom Holdco, Inc.

On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the acquisition, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks are approximately 17,000 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5

In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the revolving credit facility and $154.0 million on the accounts receivable securitization facility. In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration. The Company recorded a total of $28.1 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which $0.4 million and $0.9 million were recorded in the three and six months ended June 30, 2019, respectively, and $1.9 million and $3.5 million in the three and six months ended June 30, 2018, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is final for the Hawaiian Telcom transaction. The purchase price for Hawaiian Telcom has been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Hawaiian Telcom
Assets acquired
Cash	$4.3
Receivables	24.8
Inventory, materials and supplies	6.7
Prepaid expenses and other current assets	5.9
Property, plant and equipment	697.6
Goodwill	10.2
Intangible assets	52.0
Deferred income tax asset	45.6
Other noncurrent assets	2.1
Total assets acquired	849.2
Liabilities assumed
Accounts payable	60.0
Current portion of long-term debt	10.2
Unearned revenue and customer deposits	13.5
Accrued expenses and other current liabilities	21.8
Long-term debt, less current portion	304.5
Pension and postretirement benefit obligations	68.9
Other noncurrent liabilities	30.8
Total liabilities assumed	509.7
Net assets acquired	$339.5

During 2019, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. The offset of these adjustments were recorded as increases to "Goodwill."

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

Pro Forma Information (Unaudited)

The following table provides the unaudited pro forma results of operations for the three and six months ended June 30, 2018 as if the acquisition of Hawaiian Telcom had taken place as of the beginning of fiscal year 2017. These proforma results include adjustments related to the financing of the acquisition, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisition, and other various related income tax effects.

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

	Three Months Ended	Six Months Ended
(dollars in millions, except per share amounts)	June 30, 2018	June 30, 2018
Revenue	$385.9	$770.8
Net loss applicable to common shareholders	(22.4)	(36.7)
Earnings per share:
Basic and diluted loss per common share	$(0.45)	$(0.73)

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2018	$146.0	$11.0	$157.0
Activity during the year:
Adjustments to prior year acquisitions	—	1.4	1.4
Currency translations	1.7	—	1.7
Goodwill, balance as of June 30, 2019	$147.7	$12.4	$160.1

No impairment losses were recognized in goodwill for the three and six months ended June 30, 2019 and 2018.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.5	$(23.1)	$117.4	$139.4	$(17.8)	$121.6
Trade names	41.2	(4.4)	36.8	40.7	(2.8)	37.9
Technology	9.9	(1.7)	8.2	9.9	(1.3)	8.6
Total	$191.6	$(29.2)	$162.4	$190.0	$(21.9)	$168.1

(a)	Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.7 million and $7.3 million for the three and six months ended June 30, 2019, respectively.  Amortization expense for intangible assets was $2.3 million and $4.9 million for the three and six months ended June 30, 2018, respectively. No impairment losses were recognized for the three and six months ended June 30, 2019 and 2018.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended December 31, 2019	$7.4
2020	14.5
2021	14.2
2022	13.9
2023	13.6
Thereafter	98.8
Total	$162.4

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2019	2018
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.0	0.8
Capital lease obligations	15.2	13.4
Current portion of long-term debt	23.2	20.2
Long-term debt, less current portion:
Receivables Facility	143.0	176.6
Credit Agreement - Revolving Credit Facility	53.0	18.0
Credit Agreement - Tranche B Term Loan due 2024	589.5	592.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	3.6	2.3
Capital lease obligations	63.1	60.5
	1,937.4	1,935.1
Net unamortized premium	1.5	1.7
Unamortized note issuance costs	(25.0)	(27.2)
Long-term debt, less current portion	1,913.9	1,909.6
Total debt	$1,937.1	$1,929.8

Credit Agreement

The Company had $53.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $147.0 million available for borrowings as of June 30, 2019. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

In the second quarter of 2019, the Company executed amendments to its accounts receivable securitization facility ("Receivables Facility"), which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2020. The facility’s termination date is May 2021 and was not changed by these amendments. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. As of June 30, 2019, the available borrowing capacity was $160.0 million. Of the available borrowing capacity of $160.0 million, there were $143.0 million of outstanding borrowings and $10.1 million of outstanding letters of credit, leaving $6.9 million remaining from the available borrowing capacity as of June 30, 2019.

Under the agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option to sell certain receivables on a non-recourse basis. As of June 30, 2019, the outstanding balance of certain accounts receivable sold was $20.6 million.

Other Installment Financing Arrangements

The Company has other installment financing arrangements that are recorded in "Other current liabilities" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

The IT Services and Hardware segment entered into a lease in June 2018 for a building to use in its data center operations. Structural improvements were made to the leased facility in excess of normal tenant improvements and, as such, the Company was deemed the accounting owner of this facility. As of June 30, 2019 and December 31, 2018, the liability related to this financing arrangement was $4.5 million and is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

Prior to the acquisition of Hawaiian Telcom in July 2018, Hawaiian Telcom had an open dispute related to jointly-owned utility poles. In October 2018, the Company entered into the Pole License Agreement that provided for the transfer of the Company's ownership responsibility of the utility poles to Hawaiian Electric Company (“HEC”) and for the Company to pay a fixed annual fee to HEC for continued use of the poles. Due to the continuing involvement by the Company, this transaction did not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. As of June 30, 2019, the Company has a liability recorded of $39.6 million, of which $1.0 million is included in "Other current liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the Company has a liability recorded of $40.1 million, of which $1.0 million is included in "Other current liabilities" in the Condensed Consolidated Balance Sheets.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 2 and 6 years, its cell towers for terms between 4 and 21 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2066, some of which include options to extend the leases for up to 15 years, and some of which include options to terminate the leases within one year.

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

Supplemental unaudited balance sheet information related to the Company's leases was as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$37.4
Finance lease assets, net of amortization	Property, plant and equipment, net	34.8
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	33.7
Total operating lease liabilities		44.6
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	15.2
Noncurrent finance lease liabilities	Long-term debt, less current portion	63.1
Total finance lease liabilities		$78.3

The components of lease expense were as follows:

(dollars in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3.3	$6.4
Short-term lease cost	—	0.1
Variable lease cost	0.6	1.1
Finance lease cost:
Depreciation on leased assets	1.8	3.7
Interest on lease liabilities	1.3	2.5
Total lease cost	$7.0	$13.8

Under ASC 840, the Company recorded lease expense of $4.1 million and $8.1 million for the three and six months ended June 30, 2018, respectively.

Other information related to leases was as follows:

(dollars in millions)	Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.5
Operating cash flows from operating leases	5.6
Financing cash flows from finance leases	5.1
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	3.9
New finance leases	10.3
Weighted Average Remaining Lease Term
Operating leases	8.00 years
Finance leases	7.58 years
Weighted Average Discount Rate
Operating leases	7.03%
Finance leases	6.94%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Six months ended December 31, 2019	$6.5	$10.3
2020	12.3	17.5
2021	7.3	13.2
2022	5.1	9.6
2023	4.5	7.6
Thereafter	23.9	45.1
Total future minimum lease payments	59.6	103.3
Less imputed interest	(15.0)	(25.0)
Total	$44.6	$78.3

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 3 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded $0.8 million and $1.6 million in lease income related to operating lease payments during the three and six months ended June 30, 2019, respectively.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Condensed Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of June 30, 2019 are as follows:

(dollars in millions)	Operating Leases
Six months ended December 31, 2019	$1.6
2020	3.1
2021	2.4
2022	1.7
2023	1.7
Thereafter	18.6
Total future minimum lease payments	29.1
Less imputed interest	(10.5)
Total	$18.6

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

In the first quarter of 2019, the Company entered into three forward starting non-amortizing interest rate swaps, with a notional amount of $89.0 million each, to convert variable rate debt to fixed rate debt. The interest rate swaps became effective in March 2019 and expire in March 2024. The interest rate swaps result in interest payments based on an average fixed rate per swap of 2.275%, 2.244% and 2.328% plus the applicable margin per the requirements in the Credit Agreement.

During the next twelve months, the Company estimates that $4.4 million will be reclassified as an increase to interest expense.

The fair value of the Company's interest rate swaps are impacted by the credit risk of both the Company and its counterparties. The Company has agreements with its derivative financial instrument counterparties that contain provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financial instruments obligations. In addition, the Company minimizes nonperformance risk on its derivative instruments by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions.

Upon inception, the interest rate swaps were designated as cash flow hedges under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive loss . The fair value of the interest rate swaps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

As of June 30, 2019, the fair value of the interest rate swaps was $18.7 million and is recorded in the Condensed Consolidated Balance Sheets as of June 30, 2019 as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$4.2	$—	$4.2	$—
Interest Rate Swap	Other noncurrent liabilities	$14.5	$—	$14.5	$—

As of December 31, 2018, the fair value of the interest rate swap liability was $5.0 million and is recorded in the Condensed Consolidated Balance Sheets as of December 31, 2018 as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$1.2	$—	$1.2	$—
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—

The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Interest Rate Swap	$(9.9)	$—	$(13.7)	$—

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	Statement of Operations Location	2019	2018	2019	2018
Interest Rate Swap	Interest expense	$(0.2)	$—	$(0.5)	$—

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2019 and December 31, 2018, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2019		December 31, 2018
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,878.2	$1,744.5	$1,880.0	$1,673.6
Other installment financing arrangements	44.1	43.7	44.6	43.6

*	Excludes capital leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2019 and December 31, 2018, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2019, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of June 30, 2019, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 and 2018, pension and postretirement costs (benefits) were as follows:

	Three Months Ended June 30,
	2019	2018	2019	2018
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$—
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	6.0	4.1	1.3	0.8
Expected return on plan assets	(7.5)	(6.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.7)	(0.8)
Actuarial loss	3.4	4.2	0.5	1.1
Total amortization	3.4	4.2	(0.2)	0.3
Pension / postretirement costs	$1.9	$2.1	$1.2	$1.1

	Six Months Ended June 30,
	2019	2018	2019	2018
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.3	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	12.0	8.3	2.5	1.6
Expected return on plan assets	(15.3)	(12.4)	—	—
Amortization of:
Prior service benefit	—	—	(1.3)	(1.6)
Actuarial loss	6.8	8.5	0.9	2.1
Total amortization	6.8	8.5	(0.4)	0.5
Pension / postretirement costs	$3.5	$4.4	$2.4	$2.2

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

Based on current assumptions, contributions are expected to be approximately $3 million to both the qualified and non-qualified pension plans in 2019. Management expects to make cash payments of approximately $9 million related to its postretirement health plans in 2019.

For the six months ended June 30, 2019, contributions to the pension plans were $2.5 million and contributions to the postretirement plans were $3.4 million. For the six months ended June 30, 2018, contributions to the pension plans were $2.8 million and contributions to the postretirement plan were $3.5 million.

10.    Restructuring and Severance

Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2018	$9.5	$0.7	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	—	0.1
Charges	3.3	—	3.3
Utilizations	(6.7)	(0.1)	(6.8)
Balance as of March 31, 2019	6.2	0.6	6.8
Charges	1.8	—	1.8
Utilizations	(3.9)	(0.1)	(4.0)
Balance as of June 30, 2019	$4.1	$0.5	$4.6

Restructuring and severance charges recorded in the first and second quarters of 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in the IT Services and Hardware segment in the second quarter of 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2018	$8.6	$1.3	$0.3	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	—	—	0.1
Charges	3.3	—	—	3.3
Utilizations	(6.3)	(0.5)	—	(6.8)
Balance as of March 31, 2019	5.7	0.8	0.3	6.8
Charges	0.9	0.9	—	1.8
Utilizations	(2.8)	(1.0)	(0.2)	(4.0)
Balance as of June 30, 2019	$3.8	$0.7	$0.1	$4.6

At June 30, 2019 and December 31, 2018, $4.5 million and $9.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. At June 30, 2019 and December 31, 2018, $0.1 million and $0.6 million, respectively, were included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

11.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2019 and 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of March 31, 2019	$(162.0)		$(6.8)		$(5.5)	$(174.3)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	2.5	(a)	0.2	(b)	—	2.7
Unrealized loss on cash flow hedges arising during the period, net	—		(7.8)	(c)	—	(7.8)
Foreign currency gain	—		—		1.5	1.5
Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)
Balance as of March 31, 2018	$(169.6)		$—		$(2.4)	$(172.0)
Reclassifications, net	3.5	(a)	—		—	3.5
Unrealized loss on cash flow hedge arising during the period, net	—		(1.5)	(c)	—	(1.5)
Foreign currency loss	—		—		(2.5)	(2.5)
Balance as of June 30, 2018	$(166.1)		$(1.5)		$(4.9)	$(172.5)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	5.0	(a)	0.4	(b)	—	5.4
Unrealized loss on cash flow hedges arising during the period, net	—		(10.9)	(c)	—	(10.9)
Foreign currency gain	—		—		3.1	3.1
Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)
Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
Reclassifications, net	7.0	(a)	—		—	7.0
Unrealized loss on cash flow hedge arising during the period, net	—		(1.5)	(c)	—	(1.5)
Foreign currency loss	—		—		(4.3)	(4.3)
Balance as of June 30, 2018	$(166.1)		$(1.5)		$(4.9)	$(172.5)

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

(c)

The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. See Note 8 for further disclosures.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018
Revenue
Entertainment and Communications	$250.5	$173.9	$500.8	$348.1
IT Services and Hardware	140.2	128.3	276.5	255.9
Intersegment	(6.5)	(5.4)	(13.5)	(11.5)
Total revenue	$384.2	$296.8	$763.8	$592.5
Intersegment revenue
Entertainment and Communications	$5.2	$4.7	$11.2	$9.9
IT Services and Hardware	1.3	0.7	2.3	1.6
Total intersegment revenue	$6.5	$5.4	$13.5	$11.5
Operating income (loss)
Entertainment and Communications	$29.0	$25.5	$53.5	$54.1
IT Services and Hardware	1.1	(0.2)	(5.7)	1.2
Corporate	(5.2)	(5.1)	(12.8)	(10.9)
Total operating income	$24.9	$20.2	$35.0	$44.4
Expenditures for long-lived assets*
Entertainment and Communications	$47.9	$31.8	$99.0	$59.4
IT Services and Hardware	6.1	6.5	11.5	14.4
Corporate	0.1	-	0.1	-
Total expenditures for long-lived assets	$54.1	$38.3	$110.6	$73.8
Depreciation and amortization
Entertainment and Communications	$63.4	$41.0	$126.1	$81.9
IT Services and Hardware	10.7	9.9	27.4	20.1
Corporate	0.1	—	0.1	0.1
Total depreciation and amortization	$74.2	$50.9	$153.6	$102.1

*	Includes cost of acquisitions

	June 30,	December 31,
(dollars in millions)	2019	2018
Assets
Entertainment and Communications	$1,886.4	$1,898.8
IT Services and Hardware	480.0	468.1
Corporate and eliminations	289.3	363.3
Total assets	$2,655.7	$2,730.2

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $384.2 million and $763.8 million for the three and six months ended June 30, 2019, respectively, increased $87.4 million and $171.3 million, respectively, compared to the same periods in 2018 primarily due to the acquisition of Hawaiian Telcom. The acquisition of Hawaiian Telcom contributed $87.8 million and $174.4 million of revenue in the three and six months ended June 30, 2019, respectively. Revenue growth from the acquisition was partially offset due to declines in Legacy revenue exceeding the growth in revenue from our fiber offerings in Cincinnati. Fioptics revenue in Cincinnati increased $3.9 million and $8.0 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Legacy revenue in Cincinnati decreased $6.2 million and $14.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Operating income was $24.9 million for the three months ended June 30, 2019, up $4.7 million compared to the prior year. The increase is due to the contribution from Hawaiian Telcom as well as decreases in restructuring and severance related charges and transaction and integration charges which have been incurred as a result of the Company’s acquisitions and continued integration of Hawaiian Telcom and OnX Holdings LLC (“OnX”). Operating income was $35.0 million for the six months ended June 30, 2019, down $9.4 million compared to the same period in 2018. The contribution from Hawaiian Telcom in addition to decreases in restructuring and severance related charges and transaction and integration charges associated with the Company’s acquisitions were more than offset by declines in Legacy revenue as well as increases in depreciation, amortization and SG&A costs.

Loss before income taxes totaled $13.1 million for the three months ended June 30, 2019, resulting in a decrease in the loss as compared to the comparable period in 2018 primarily due to the increase in operating income partially offset by increased interest expense related to additional debt acquired to fund the acquisition of Hawaiian Telcom. For the six months ended June 30, 2019, loss before income taxes totaled $39.7 million resulting in an increase in the loss compared to the same period in 2018. In addition to the items impacting operating income, the increased loss before income taxes is due to increased interest expense related to additional debt acquired to fund the acquisition of Hawaiian Telcom.

Consolidated Results of Operations

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Entertainment and Communications	$245.3	$169.2	$76.1	45%	$489.6	$338.2	$151.4	45%
IT Services and Hardware	138.9	127.6	11.3	9%	274.2	254.3	19.9	8%
Total revenue	$384.2	$296.8	$87.4	29%	$763.8	$592.5	$171.3	29%

Entertainment and Communications revenue increased for the three and six months ended June 30, 2019, primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom revenue of $76.9 million and $154.7 million for the three and six months ended June 30, 2019, respectively, along with growth in Fioptics in Cincinnati, offset the declines experienced in Legacy revenue in Cincinnati. IT Services and Hardware revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $10.9 million and $19.7 million in the three and six months ended June 30, 2019, respectively, primarily in the Communications and the Cloud practices. Consulting revenue also increased year over year in 2019, but this growth was offset by a decline in Infrastructure Solutions for the six months ended June 30, 2019.

Operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services and products
Entertainment and Communications	$110.8	$77.8	$33.0	42%	$224.6	$154.2	$70.4	46%
IT Services and Hardware	84.7	74.5	10.2	14%	168.6	147.5	21.1	14%
Total cost of services and products	$195.5	$152.3	$43.2	28%	$393.2	$301.7	$91.5	30%

Entertainment and Communications costs increased compared to the same periods in the prior year as a result of the acquisition of Hawaiian Telcom. In both comparable periods, increased costs as a result of the acquisition are partially offset by lower payroll related costs in Cincinnati. Lower payroll related costs are related to headcount reductions made during restructuring initiatives that were executed in 2017 and 2018 in addition to efficiencies realized in the installation process. IT Services and Hardware costs increased due to payroll related and contractor costs associated with resources utilized to support the revenue growth of $4.6 million and $12.2 million in the Consulting practice for the three and six months ended June 30, 2019, respectively, as compared to the prior year. In addition, Hawaiian Telcom contributed $6.3 million and $11.2 million to cost of services and products in the three and six months ended June 30, 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$45.2	$29.0	$16.2	56%	$89.7	$56.1	$33.6	60%
IT Services and Hardware	37.5	34.8	2.7	8%	74.5	72.5	2.0	3%
Corporate	4.5	2.3	2.2	96%	9.1	5.9	3.2	54%
Total selling, general and administrative	$87.2	$66.1	$21.1	32%	$173.3	$134.5	$38.8	29%

Entertainment and Communications SG&A costs increased in the three and six months ended June 30, 2019 compared to the same periods in the prior year primarily due to the acquisition of Hawaiian Telcom. In the three and six months ended June 30, 2019, Hawaiian Telcom contributed SG&A expense of $16.5 million and $32.5 million, respectively. The remaining increase for the six months ended June 30, 2019 is primarily due to an increase in the bad debt reserve for certain receivables with a carrier customer that filed for bankruptcy in the first quarter of 2019 whose collectability is uncertain. IT Services and Hardware SG&A costs increased compared to the prior year due to additional expense contributed by Hawaiian Telcom of $2.3 million and $4.8 million in the three and six months ended June 30, 2019, respectively. A decrease in payroll costs resulting from headcount reductions carried out in 2018 partially offset the additional SG&A costs contributed by Hawaiian Telcom in the six months ended June 30, 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$63.4	$41.0	$22.4	55%	$126.1	$81.9	$44.2	54%
IT Services and Hardware	10.7	9.9	0.8	8%	27.4	20.1	7.3	36%
Corporate	0.1	—	0.1	n/m	0.1	0.1	—	0%
Total depreciation and amortization expense	$74.2	$50.9	$23.3	46%	$153.6	$102.1	$51.5	50%

Entertainment and Communications depreciation and amortization expense increased due to increased property, plant, and equipment and intangible assets obtained in the acquisition of Hawaiian Telcom. The increase in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$1.8	$4.6	$(2.8)	(61)%	$5.1	$4.9	$0.2	4%
Transaction and integration costs	0.6	2.7	(2.1)	(78)%	3.6	4.9	(1.3)	(27)%
Total other operating costs	$2.4	$7.3	$(4.9)	(67)%	$8.7	$9.8	$(1.1)	(11)%

Restructuring and severance charges recorded in the three and six months ended June 30, 2019, in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges in the IT Services and Hardware segment recorded in the second quarter of 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers. In the second quarter of 2018, the Company recorded restructuring and severance charges of $3.8 million in order to recognize future synergies with the integration of OnX.

Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom. Transaction and integration costs incurred in 2018, recorded as a Corporate expense, are due to the acquisition of OnX that closed in the fourth quarter of 2017 as well as costs incurred leading up to the acquisition of Hawaiian Telcom.

Non-operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-operating costs
Interest expense	$34.9	$31.8	$3.1	10%	$70.0	$62.6	$7.4	12%
Loss on extinguishment of debt	—	1.3	(1.3)	n/m	—	1.3	(1.3)	n/m
Other components of pension and postretirement benefit plans expense	3.0	3.2	(0.2)	(6)%	5.6	6.5	(0.9)	(14)%
Other expense (income), net	0.1	(0.8)	0.9	n/m	(0.9)	(1.2)	0.3	(25)%
Income tax benefit	(7.6)	(1.5)	(6.1)	n/m	(7.3)	(2.7)	(4.6)	n/m

Interest expense increased for the three and six months ended June 30, 2019 compared to the same periods in the prior year due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom. At June 30, 2018, there was no balance outstanding on the Receivables Facility or the Revolving Credit Facility.

Income tax benefit increased for the six months ended June 30, 2019 compared to the same period in the prior year primarily due to increased loss before taxes.

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

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 76% of Greater Cincinnati and up to 20 megabits or more to approximately 50% of Hawaii's total addressable market.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Revenue:
Data	$119.5	$84.4	$35.1	42%	$237.0	$169.3	$67.7	40%
Video	51.6	39.7	11.9	30%	103.3	78.9	24.4	31%
Voice	71.3	46.0	25.3	55%	144.7	93.0	51.7	56%
Other	8.1	3.8	4.3	n/m	15.8	6.9	8.9	n/m
Total Revenue	250.5	173.9	76.6	44%	500.8	348.1	152.7	44%
Operating costs and expenses:
Cost of services and products	112.0	78.4	33.6	43%	227.3	156.0	71.3	46%
Selling, general and administrative	45.2	29.0	16.2	56%	89.7	56.1	33.6	60%
Depreciation and amortization	63.4	41.0	22.4	55%	126.1	81.9	44.2	54%
Restructuring and severance charges	0.9	—	0.9	n/m	4.2	—	4.2	n/m
Total operating costs and expenses	221.5	148.4	73.1	49%	447.3	294.0	153.3	52%
Operating income	$29.0	$25.5	$3.5	14%	$53.5	$54.1	$(0.6)	(1)%
Operating margin	11.6%	14.7%		(3.1) pts	10.7%	15.5%		(4.8) pts
Capital expenditures	$47.9	$31.8	16.1	51%	$99.0	$59.4	39.6	67%

Entertainment and Communications, continued

	June 30,
Metrics information (in thousands):	2019	2018	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	210.8	192.7	18.1	9%
Internet FTTN*	34.0	42.6	(8.6)	(20)%
Total Fioptics Internet	244.8	235.3	9.5	4%
Video
Video FTTP	114.5	118.1	(3.6)	(3)%
Video FTTN	23.5	27.0	(3.5)	(13)%
Total Fioptics Video	138.0	145.1	(7.1)	(5)%
Voice
Fioptics Voice Lines	108.8	107.6	1.2	1%
Fioptics Units Passed
Units passed FTTP	480.1	449.3	30.8	7%
Units passed FTTN	138.7	139.9	(1.2)	(1)%
Total Fioptics units passed	618.8	589.2	29.6	5%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,672	4,133	539	13%
Legacy
Data
DSL	67.9	75.2	(7.3)	(10)%
Voice
Legacy Voice Lines	210.3	240.6	(30.3)	(13)%

*	Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Entertainment and Communications, continued

Metrics information (in thousands):	June 30, 2019
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	53.7
Internet FTTN*	13.4
Total Consumer / SMB Fiber Internet	67.1
Video
Video FTTP	33.0
Video FTTN	13.9
Total Consumer / SMB Fiber Video	46.9
Voice
Consumer / SMB Fiber Voice Lines	30.1
Consumer / SMB Fiber Units Passed **
Units passed FTTP	169.2
Units passed FTTN	72.9
Total Consumer / SMB Fiber units passed	242.1
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	2,924
Legacy
Data
DSL	45.7
Voice
Legacy Voice Lines	187.6

*	Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended June 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$38.8	$7.9	$46.7	$35.6	$—	$35.6
Video	40.6	11.0	51.6	39.7	—	39.7
Voice	9.2	2.7	11.9	9.5	—	9.5
Other	0.4	0.1	0.5	0.3	—	0.3
	89.0	21.7	110.7	85.1	—	85.1
Enterprise Fiber
Data	21.1	10.2	31.3	21.0	—	21.0
Legacy
Data	26.3	15.2	41.5	27.8	—	27.8
Voice	31.8	27.6	59.4	36.5	—	36.5
Other	3.5	4.1	7.6	3.5	—	3.5
	61.6	46.9	108.5	67.8	—	67.8
Total Entertainment and Communications revenue	$171.7	$78.8	$250.5	$173.9	$—	$173.9

	Six Months Ended June 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$76.2	$15.8	$92.0	$70.0	$—	$70.0
Video	80.8	22.5	103.3	78.9	—	78.9
Voice	18.4	5.5	23.9	18.6	—	18.6
Other	0.7	0.3	1.0	0.6	—	0.6
	176.1	44.1	220.2	168.1	—	168.1
Enterprise Fiber
Data	42.2	19.4	61.6	41.8	—	41.8
Legacy
Data	52.3	31.1	83.4	57.5	—	57.5
Voice	64.8	56.0	120.8	74.4	—	74.4
Other	7.0	7.8	14.8	6.3	—	6.3
	124.1	94.9	219.0	138.2	—	138.2
Total Entertainment and Communications revenue	$342.4	$158.4	$500.8	$348.1	$—	$348.1

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $25.6 million and $52.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to revenue contributed by Hawaiian Telcom of $21.7 million and $44.1 million, respectively. Hawaiian Telcom adds 46,900 video subscribers, 67,100 internet subscribers and 30,100 voice subscribers to the existing base of subscribers. The remaining revenue increase is due to an increase in the subscriber base for internet as well as rate favorability for internet and video in Cincinnati. The internet subscriber base in Cincinnati continues to increase as we focus our attention on growing the internet FTTP subscriber base. The Average Revenue Per User ("ARPU") for the three and six months ended June 30, 2019 increased for internet and video by 4% and 7%, respectively, compared to the same periods in the prior year. ARPU increases are related to price increases for internet and video as well as the change in the mix of subscribers for video.

Enterprise Fiber

Enterprise Fiber revenue increased year over year primarily due to incremental revenue of $10.2 million and $19.4 million from Hawaiian Telcom for the three and six months ended June 30, 2019, respectively, which includes revenue from the SEA-US cable, metro-ethernet and dedicated internet access. In Cincinnati, enterprise customers are migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 13% increase in Ethernet Bandwidth for the six months ended June 30, 2019 compared to the same period in the prior year. The increase to revenue from additional customers is offset by pricing pressures.

Legacy

Legacy revenue increased for the three and six months ended June 30, 2019 compared to the same periods a year ago due to incremental revenue from Hawaiian Telcom of $46.9 million and $94.9 million, respectively. Hawaiian Telcom adds 45,700 DSL subscribers and 187,600 voice subscribers to the existing base of subscribers. Increased revenue generated by Hawaiian Telcom in both comparable periods was partially offset by declines in revenue from both voice lines and DSL subscribers in Cincinnati. Voice lines in Cincinnati declined 13% as the traditional voice lines become less relevant. DSL subscribers in Cincinnati decreased by 10% as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2019 compared to the same periods in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products increased in both periods compared to 2018 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $37.3 million and $76.1 million to cost of services and products in the three and six months ended June 30, 2019, respectively. Excluding the increase associated with the acquisition of Hawaiian Telcom, cost of services and products decreased by $3.7 million and $4.8 million for the three and six months ended June 30, 2019, respectively. The decrease in both comparable periods is primarily due to lower payroll costs due to reduced headcount and lower overtime driven by lower activations as well as efficiencies in the installation process. The reduced headcount is a result of the restructuring that took place in the prior two years.

SG&A expenses increased by $16.2 million and $33.6 million in the three and six months ended June 30, 2019 respectively, compared to the same periods in the prior year primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $16.5 million and $32.5 million of SG&A expense in the three and six months ended June 30, 2019, respectively. In addition to the increases contributed by Hawaiian Telcom in the six months ended June 30, 2019, there were also increases in bad debt expense and advertising expense. The increase in bad debt expense is due to a reserve for certain receivables with a carrier customer that filed for bankruptcy in the first quarter of 2019. The increase in advertising expense is due to additional media spending. These increases were partially offset by savings in software development costs related to synergies realized as a result of the acquisition of Hawaiian Telcom.

Depreciation and amortization expenses were up in the three and six months ended June 30, 2019 compared to the same periods in the prior year due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $23.0 million and $45.3 million of depreciation and amortization expense in the three and six months ended June 30, 2019, respectively.

Restructuring and severance charges recorded in the three and six months ended June 30, 2019 are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom.

Entertainment and Communications, continued

Capital Expenditures

	Three Months Ended June 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$7.4	$1.6	$9.0	$9.3	$—	$9.3
Installation	14.6	4.0	18.6	10.0	—	10.0
Other	2.5	0.6	3.1	1.6	—	1.6
Total Consumer / SMB Fiber	24.5	6.2	30.7	20.9	—	20.9
Enterprise Fiber	1.3	1.6	2.9	3.2	—	3.2
Other	8.3	6.0	14.3	7.7	—	7.7
Total Entertainment and Communications capital expenditures	$34.1	$13.8	$47.9	$31.8	—	$31.8

	Six Months Ended June 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$16.6	$3.8	$20.4	$15.4	$—	$15.4
Installation	26.1	8.1	34.2	17.5	—	17.5
Other	4.3	1.3	5.6	5.2	—	5.2
Total Consumer / SMB Fiber	47.0	13.2	60.2	38.1	—	38.1
Enterprise Fiber	3.5	3.3	6.8	7.7	—	7.7
Other	14.4	17.6	32.0	13.6	—	13.6
Total Entertainment and Communications capital expenditures	$64.9	$34.1	$99.0	$59.4	—	$59.4

*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the second quarter of 2019, we passed an additional 2,500 FTTP addresses in Cincinnati. As of June 30, 2019 the Company is able to deliver its Fioptics services with speeds of up to 30 megabits or more to 618,800 residential and commercial addresses, or 76% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $1.9 million in the three months ended June 30, 2019 compared to the same period in 2018 as a result of passing fewer addresses in 2019. Cincinnati construction capital expenditures increased $1.2 million in the six months ended June 30, 2019 compared to the comparable period in the prior year due to the timing of capital expenditures, which does not necessarily coincide with the timing of when the addresses become available. Cincinnati installation capital expenditures increased $4.6 million and $8.6 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year primarily due to the timing of expenditures for customer premise equipment utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Capital expenditures in Hawaii for the three and six months ended June 30, 2019 were $13.8 million and $34.1 million, respectively. Hawaii construction capital expenditures of $1.6 million and $3.8 million for the three and six months ended June 30, 2019, respectively, related to building out 600 new addresses in the second quarter of 2019 and 1,600 new addresses in the first half of 2019. Hawaii installation capital expenditures for the three and six months ended June 30, 2019 of $4.0 million and $8.1 million, respectively, primarily relate to new video and internet installations. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

IT Services and Hardware

The IT Services and Hardware segment provides end-to-end IT solutions ranging from consulting to implementation to ongoing optimization of existing technology. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and strategic services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as building and designing a solution, using either the customer's existing infrastructure or new cloud based options that transforms the way that the customer does business.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Revenue:
Consulting	$38.1	$33.5	$4.6	14%	$77.0	$64.8	$12.2	19%
Cloud	22.8	23.0	(0.2)	(1)%	47.2	45.6	1.6	4%
Communications	48.3	41.5	6.8	16%	95.7	82.1	13.6	17%
Infrastructure Solutions	31.0	30.3	0.7	2%	56.6	63.4	(6.8)	(11)%
Total revenue	140.2	128.3	11.9	9%	276.5	255.9	20.6	8%
Operating costs and expenses:
Cost of services and products	89.7	79.0	10.7	14%	178.9	156.7	22.2	14%
Selling, general and administrative	37.8	35.0	2.8	8%	75.0	73.0	2.0	3%
Depreciation and amortization	10.7	9.9	0.8	8%	27.4	20.1	7.3	36%
Restructuring and severance related charges	0.9	4.6	(3.7)	(80)%	0.9	4.9	(4.0)	(82)%
Total operating costs and expenses	139.1	128.5	10.6	8%	282.2	254.7	27.5	11%
Operating income (loss)	$1.1	$(0.2)	$1.3	n/m	$(5.7)	$1.2	$(6.9)	n/m
Operating margin	0.8%	(0.2)%		1.0 pts	(2.1)%	0.5%		(2.6) pts
Capital expenditures	$6.1	$6.5	$(0.4)	(6)%	$11.5	$11.6	$(0.1)	(1)%

	June 30,
Metrics information (in thousands):	2019	2018	Change	% Change
Consulting
Billable Resources	1,039	926	113	12%

Communications
NaaS Locations	2,988	782	2,206	n/m
SD - WAN Locations	1,743	310	1,433	n/m
Hosted UCaaS Profiles*	254,679	192,715	61,964	32%

*	Includes Hawaii Hosted UCaaS Profiles at June 30, 2019

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $11.9 million and $20.6 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. Consulting and Communications are the main contributors to this revenue increase in 2019. Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018. Communications revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $5.9 million and $11.8 million of revenue in the three and six months ended June 30, 2019, respectively. In addition to the contribution from Hawaiian Telcom, Communications revenue increased for the three and six months ended June 30, 2019 as compared to the same periods in the prior year as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD - WAN locations. These increases were partially offset by declines in one time projects. Cloud revenue was nearly flat for the three months ended June 30, 2019 compared to the same period in the prior year due to increased revenue from one-time projects nearly offsetting lower revenue contributed by GE of $6.0 million due to GE insourcing of certain cloud services. Cloud revenue for the six months ended June 30, 2019 increased $1.6 million compared to the same period in the prior year due to one-time project revenue more than offsetting lower revenue contributed from GE of $8.7 million.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $10.7 million and $22.2 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. In the three and six months ended June 30, 2019, Hawaiian Telcom contributed $8.3 million and $15.1 million, respectively, of additional expense to cost of services and products. The remaining increase in cost of services and products is primarily due to payroll and contractor costs associated with the incremental consulting revenue of $4.6 million and $12.2 million in the three and six months ended June 30, 2019, respectively.

SG&A increased $2.8 million and $2.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. In the three months ended June 30, 2019, Hawaiian Telcom contributed $2.3 million of SG&A expense in addition to increased marketing and advertising expense due to fewer funds received from our partners as compared to the prior year. These increases were partially offset by decreased payroll costs for the three months ended June 30, 2019 compared to the same period in the prior year due to restructuring initiatives that were carried out in 2018. In the six months ended June 30, 2019, decreased payroll and employee related costs more than offset SG&A contribution from Hawaiian Telcom of $4.8 million as compared to the same period in the prior year.

Depreciation and amortization expenses increased $7.3 million for the six months ended June 30, 2019 as compared to the same period in the prior year due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019.

Restructuring and severance related charges decreased $3.7 million and $4.0 million for the three and six months June 30, 2019, respectively, as compared to the prior year. Restructuring and severance related charges recorded in the second quarter of 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers. In the second quarter of 2018, the Company recorded charges of $3.8 million in order to recognize future synergies with the integration of OnX in addition to lease abandonment charges of $0.8 million associated with office space that would no longer be utilized.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures in the second quarter of 2019 were primarily related to projects supporting the Cloud and Communications practices as well as $1.1 million for implementation work associated with internal software projects.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2019, the Company had $1,937.1 million of outstanding indebtedness and an accumulated deficit of $2,741.8 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $118.8 million and $89.9 million of cash flows from operations during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $163.2 million of short-term liquidity, comprised of $9.3 million of cash and cash equivalents, $147.0 million of undrawn capacity on our Revolving Credit Facility, and $6.9 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $225.0 million and is subject to annual renewal. As of June 30, 2019, the Company had borrowings of $143.0 million and $10.1 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $160.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2019 totaled $118.8 million, an increase of $28.9 million compared to the same period in 2018. Hawaiian Telcom contributed operating cash flow of approximately $34 million, which was offset with higher interest payments associated with the incremental debt obtained to fund the acquisition as well as lower working capital compared to the same period in the prior year.

Cash flows used in investing activities during the six months ended June 30, 2019 totaled $110.6 million, an increase of $36.8 million compared to the same period in 2018. The increase in cash flows used in investing activities was primarily driven by capital expenditures related to Hawaiian Telcom.

Cash flows used in financing activities during the six months ended June 30, 2019 totaled $14.4 million as compared to $15.6 million of cash flows used in the prior year. During the six months ended June 30, 2019, the Company repaid $3.0 million related to the Tranche B Term Loan as compared to no payments in 2018. Increased debt repayments were offset by a $1.5 million increase in net corporate credit and receivables facilities and decreased debt issuance costs in 2019 as compared to the same period in the prior year. Debt issuance costs incurred during the six months ended June 30, 2018 were related to amending the Tranche B Term Loan under the Credit Agreement and the Receivables Facility.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of June 30, 2019.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of June 30, 2019, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Universal Service

At its August 2019 meeting, the FCC opened a proceeding under which it proposes to distribute up to $20.4 billion in high cost support under a newly created Rural Digital Opportunity Fund (“RDOF”). The funds would be distributed via two reverse auctions targeting areas that remain unserved at the conclusion of the CAF II price cap support program. Because the Phase I auction likely would not conclude prior to the end of the CAF II price cap support at year end 2020, the proposal also contemplates the possibility of a mechanism whereby price cap carrier support might be extended until the RDOF awards begin. The outcome of this proceeding may present opportunities for both Cincinnati Bell and Hawaiian Telcom.

Special Access/Business Data Services

In July 2019, the FCC adopted an Order in response to the US Court of Appeals for the Eighth Circuit’s 2018 remand of the FCC’s Business Data Services Order relative to the ex ante deregulation of DS1 and DS3 transport services. In its latest Order, the FCC reaffirmed its previous conclusion that DS1 and DS3 transport services are competitive nationwide. As a result, price cap carriers must remove these services from their Special Access tariffs by August 1, 2020.

Unbundled Network Elements

Under rules adopted pursuant to the Telecommunications Act of 1996, ILECs have been required to unbundle the components of their network and provide the unbundled network elements ("UNE's") to requesting competitive local exchange carriers at cost-based rates set by state public utility commissions in the 1990’s. The rules also required ILECs to resell their voice service to requesting competitive carriers at wholesale rates set by state regulators. In May 2018, USTelecom – The Broadband Association (“USTelecom”) filed a petition with the FCC seeking forbearance from the unbundling and resale rules for all ILECs. On July 10, 2019, the FCC granted the requested forbearance for unbundled DS1 and DS3 transport and on August 2, 2019, it granted forbearance from UNE loop and resale requirements. Specifically, it granted forbearance from the unbundling requirements for DS1 and DS3 transport along routes where competitive fiber is present within a half mile of the ILEC wire center endpoints that trigger the unbundling obligation. As it relates to UNE loops and resale, forbearance was granted for analog voice-grade copper loops and the avoided-cost resale requirements. While Cincinnati Bell’s ILECs may benefit from the ability to charge competitive commercially negotiated prices for these facilities and services following the three-year transition period required by the Order, the Company’s competitive carrier operations will likely see increased prices for such facilities currently purchased from other ILECs. As a result, the Company is reviewing its current UNE purchases to determine where to transition to commercial agreements for these facilities versus deploying its own facilities and will pursue the most cost effective solution in each market.

Hawaii Voice Services Regulatory Relief

In May 2019, the Hawaii State Legislature granted nearly full pricing flexibility to telecommunications carriers for intrastate telecommunications services. Rate changes for retail telecommunications services no longer need to be filed with and approved by the Hawaii Public Utilities Commission (“HPUC”) except for any price increase greater than $6.50 on an annual basis for basic exchange services in counties with a population of less than 500,000. In addition, the traditional cost-of-service regulatory framework that required cost support for retail telecommunications service offerings and pricing above a service’s long run incremental cost are no longer applicable; however, the HPUC retains the ability to investigate any offering. The legislation also eliminated the requirements for providers of fully competitive retail telecommunications services to obtain HPUC approval for financing and the sale or encumbrance of regulated property and assets, except when such sale or encumbrance occurs as part of a merger or consolidation with any other public utility. Additional relief was also granted on reporting affiliated transactions and accidents. Based on these regulatory reforms, the Company can now compete more effectively in Hawaii by making decisions based on marketplace dynamics and other economic information.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2019 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending June 30, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2019, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the six months ended June 30, 2019.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Amended and Restated Regulations of Cincinnati Bell Inc.	10-Q	8/8/2018	3.3	1-8519
10.1	Second Amendment to Second Amended and Restated Purchase and Sale Agreement, dated as of May 9, 2019, by and among the Originators identified therein, Cincinnati Bell Funding LLC and Cincinnati Bell Inc.	8-K	5/10/2019	99.1	1-8519
10.2	First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer.	8-K	5/10/2019	99.2	1-8519
10.3	Second Amendment to Receivables Financing Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time parties thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent.	8-K	5/10/2019	99.3	1-8519
10.4	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019.	8-K	5/15/2019	10.1	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	August 8, 2019	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	August 8, 2019	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer