Form 10-Q
period 2019-09-30
CINCINNATI BELL INC
filed 2019-11-07
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Securities Registered Pursuant to Section 12(b) of the Act:

At October 31, 2019, there were 50,420,700 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$382.5	$386.7	$1,146.3	$979.2

Costs and expenses
Cost of services and products, excluding items below	194.7	197.7	587.9	499.4
Selling, general and administrative, excluding items below	88.0	85.7	261.3	220.2
Depreciation and amortization	75.5	75.5	229.1	177.6
Restructuring and severance related charges	1.3	-	6.4	4.9
Transaction and integration costs	0.2	13.3	3.8	18.2
Total operating costs and expenses	359.7	372.2	1,088.5	920.3
Operating income	22.8	14.5	57.8	58.9
Interest expense	35.0	33.7	105.0	96.3
Loss on extinguishment of debt	-	-	-	1.3
Other components of pension and postretirement benefit plans expense	2.8	3.0	8.4	9.5
Other expense (income), net	0.5	(1.2)	(0.4)	(2.4)
Loss before income taxes	(15.5)	(21.0)	(55.2)	(45.8)
Income tax benefit	(1.9)	(3.3)	(9.2)	(6.0)
Net loss	(13.6)	(17.7)	(46.0)	(39.8)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net loss applicable to common shareowners	$(16.2)	$(20.3)	$(53.8)	$(47.6)

Basic and diluted net loss per common share	$(0.32)	$(0.41)	$(1.07)	$(1.06)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(13.6)	$(17.7)	$(46.0)	$(39.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(1.0)	1.7	2.1	(2.6)
Cash flow hedges:
Unrealized (loss) gain on cash flow hedges arising during the period, net of tax of ($0.9), $0.3, ($4.2), ($0.1)	(3.0)	1.1	(13.9)	(0.4)
Reclassification adjustment for net losses included in net income, net of tax of $0.2, $0.2, $0.3, $0.2	0.4	0.5	0.8	0.5
Defined benefit plans:
Net benefit arising from remeasurement during the period, net of tax of $0.0	—	—	0.1	—
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.1), ($0.5), ($0.5)	(0.4)	(0.6)	(1.4)	(1.8)
Amortization of net actuarial loss included in net income, net of tax of $1.0, $1.1, $2.7, $3.5	2.9	4.1	8.9	12.3
Total other comprehensive (loss) income	(1.1)	6.8	(3.4)	8.0
Total comprehensive loss	$(14.7)	$(10.9)	$(49.4)	$(31.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)
Net loss	—	—	—	—	—	(13.6)	—	(13.6)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Stock-based compensation	—	—	—	—	2.0	—	—	2.0
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at September 30, 2019	3.1	$129.4	50.4	$0.5	$2,676.8	$(2,755.4)	$(178.9)	$(127.6)

Balance at June 30, 2018	3.1	$129.4	42.4	$0.4	$2,561.0	$(2,661.7)	$(172.5)	$(143.4)
Net loss	—	—	—	—	—	(17.7)	—	(17.7)
Other comprehensive income	—	—	—	—	—	—	6.8	6.8
Shares issued under employee plans	—	—	0.1	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	1.9	—	—	1.9
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Stock consideration for acquisition of Hawaiian Telcom	—	—	7.7	0.1	121.1	—	—	121.2
Balance at September 30, 2018	3.1	$129.4	50.2	$0.5	$2,681.3	$(2,679.4)	$(165.7)	$(33.9)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(46.0)	—	(46.0)
Other comprehensive loss	—	—	—	—	—	—	(3.4)	(3.4)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	5.4	—	—	5.4
Dividends on preferred stock	—	—	—	—	(7.8)	—	—	(7.8)
Balance at September 30, 2019	3.1	$129.4	50.4	$0.5	$2,676.8	$(2,755.4)	$(178.9)	$(127.6)

Balance at December 31, 2017	3.1	$129.4	42.2	$0.4	$2,565.6	$(2,639.6)	$(173.7)	$(117.9)
Net loss	—	—	—	—	—	(39.8)	—	(39.8)
Other comprehensive income	—	—	—	—	—	—	8.0	8.0
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.1)	—	—	(2.1)
Stock-based compensation	—	—	—	—	4.5	—	—	4.5
Dividends on preferred stock	—	—	—	—	(7.8)	—	—	(7.8)
Stock consideration for acquisition of Hawaiian Telcom	—	—	7.7	0.1	121.1	—	—	121.2
Balance at September 30, 2018	3.1	$129.4	50.2	$0.5	$2,681.3	$(2,679.4)	$(165.7)	$(33.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$6.5	$15.4
Receivables, less allowances of $14.3 and $13.0	253.2	342.8
Inventory, materials and supplies	49.6	46.5
Prepaid expenses	29.3	30.7
Other current assets	11.0	10.5
Total current assets	349.6	445.9
Property, plant and equipment, net	1,796.1	1,844.0
Operating lease right-of-use assets	35.9	-
Goodwill	159.6	157.0
Intangible assets, net	158.2	168.1
Deferred income tax assets	59.5	47.5
Other noncurrent assets	60.1	67.7
Total assets	$2,619.0	$2,730.2
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$23.4	$20.2
Accounts payable	248.7	331.9
Unearned revenue and customer deposits	50.8	55.9
Accrued taxes	22.8	24.8
Accrued interest	24.6	26.8
Accrued payroll and benefits	49.5	42.9
Other current liabilities	44.5	39.2
Total current liabilities	464.3	541.7
Long-term debt, less current portion	1,904.0	1,909.6
Operating lease liabilities	32.2	-
Pension and postretirement benefit obligations	220.1	230.6
Pole license agreement obligation	38.3	39.1
Deferred income tax liability	12.2	11.4
Other noncurrent liabilities	75.5	72.8
Total liabilities	2,746.6	2,805.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2019 and December 31, 2018; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,420,449 and 50,184,114 shares issued and outstanding at September 30, 2019 and December 31, 2018	0.5	0.5
Additional paid-in capital	2,676.8	2,680.0
Accumulated deficit	(2,755.4)	(2,709.4)
Accumulated other comprehensive loss	(178.9)	(175.5)
Total shareowners’ deficit	(127.6)	(75.0)
Total liabilities and shareowners’ deficit	$2,619.0	$2,730.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(46.0)	$(39.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	229.1	177.6
Loss on extinguishment of debt	—	1.3
Provision for loss on receivables	9.1	5.2
Noncash portion of interest expense	4.8	3.7
Deferred income taxes	(8.4)	(7.9)
Pension and other postretirement payments in excess of expense	(0.2)	(7.4)
Stock-based compensation	5.4	4.5
Other, net	(3.4)	(3.3)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	82.4	(20.2)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(0.6)	1.5
(Decrease) increase in accounts payable	(76.4)	16.4
Decrease in accrued and other current liabilities	(12.1)	(7.7)
Decrease (increase) in other noncurrent assets	7.7	(1.1)
Decrease in other noncurrent liabilities	(2.5)	-
Net cash provided by operating activities	188.9	122.8
Cash flows from investing activities
Capital expenditures	(167.3)	(140.7)
Acquisitions of businesses, net of cash acquired	—	(216.8)
Other, net	0.3	(0.1)
Net cash used in investing activities	(167.0)	(357.6)
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(8.1)	194.2
Repayment of debt	(13.4)	(324.3)
Debt issuance costs	(0.8)	(11.0)
Dividends paid on preferred stock	(7.8)	(7.8)
Other, net	(0.8)	(2.1)
Net cash used in financing activities	(30.9)	(151.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(8.9)	(385.9)
Cash, cash equivalents and restricted cash at beginning of period	15.4	396.5
Cash, cash equivalents and restricted cash at end of period	$6.5	$10.6
Noncash investing and financing transactions:
Stock consideration for merger of Hawaiian Telcom	$—	$121.2
Acquisition of property by assuming debt and other noncurrent liabilities	$13.4	$6.8
Acquisition of property on account	$26.1	$36.6

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

The Company had receivables with one customer, Verizon Communications Inc., which made up 18% of the outstanding accounts receivable balance at December 31, 2018. At September 30, 2019, no individual customer exceeded 10% of the outstanding accounts receivable balance. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and nine months ended September 30, 2019. Revenue derived from foreign operations was approximately 5% and 6% of consolidated revenue for the three and nine months ended September 30, 2018, respectively.

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

The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the requirements in ASC 350-40 for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU also require the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted in any interim period after issuance of the update. The Company early adopted this standard prospectively effective January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(13.6)	$(17.7)	$(46.0)	$(39.8)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net loss applicable to common shareowners - basic and diluted	$(16.2)	$(20.3)	$(53.8)	$(47.6)
Denominator:
Weighted average common shares outstanding - basic	50.4	50.1	50.4	45.0
Stock-based compensation arrangements	-	-	-	-
Weighted average common shares outstanding - diluted	50.4	50.1	50.4	45.0
Basic and diluted net loss per common share	$(0.32)	$(0.41)	$(1.07)	$(1.06)

For the three and nine months ended September 30, 2019 and 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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

Residential customers have implied month-to-month contracts. Commercial customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US typically range from 15 to 25 years and payment is prepaid.

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

As of September 30, 2019, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $38.1 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Three months ended December 31, 2019	$0.8
2020	2.6
2021	2.5
2022	2.6
2023	2.5
Thereafter	27.1

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2018	$14.5	$2.5	$17.0	$13.0	$2.0	$15.0	$27.5	$4.5	$32.0
Additions	0.9	0.7	1.6	2.5	0.4	2.9	3.4	1.1	4.5
Amortization	(2.9)	(0.4)	(3.3)	(2.1)	(0.3)	(2.4)	(5.0)	(0.7)	(5.7)
Balance as of March 31, 2019	12.5	2.8	15.3	13.4	2.1	15.5	25.9	4.9	30.8
Additions	0.9	0.9	1.8	2.5	0.6	3.1	3.4	1.5	4.9
Amortization	(3.3)	(0.4)	(3.7)	(1.5)	(0.3)	(1.8)	(4.8)	(0.7)	(5.5)
Balance as of June 30, 2019	10.1	3.3	13.4	14.4	2.4	16.8	24.5	5.7	30.2
Additions	0.9	1.1	2.0	2.5	0.3	2.8	3.4	1.4	4.8
Amortization	(1.7)	(0.5)	(2.2)	(2.6)	(0.3)	(2.9)	(4.3)	(0.8)	(5.1)
Balance as of September 30, 2019	$9.3	$3.9	$13.2	$14.3	$2.4	$16.7	$23.6	$6.3	$29.9

The Company recognizes a liability for cash received upfront for IRU contracts. At September 30, 2019 and December 31, 2018, $1.5 million and $1.4 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2019 and December 31, 2018, $27.1 million and $28.0 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Data	$119.5	$116.0	$356.5	$285.3
Video	50.2	52.4	153.5	131.3
Voice	70.7	76.8	215.4	169.8
Other	8.1	8.2	23.9	15.1
Total Entertainment and Communications	248.5	253.4	749.3	601.5
Consulting	37.6	35.9	114.6	100.7
Cloud	22.6	26.2	69.8	71.8
Communications	51.3	47.0	147.0	129.1
Infrastructure Solutions	29.0	32.0	85.6	95.4
Total IT Services and Hardware	140.5	141.1	417.0	397.0
Intersegment revenue	(6.5)	(7.8)	(20.0)	(19.3)
Total revenue	$382.5	$386.7	$1,146.3	$979.2

In the first quarter of 2019, the Company determined that certain revenue in the IT Services and Hardware segment associated with nonrecurring projects is better aligned with Infrastructure Solutions, rather than Consulting, where it was previously reported. As a result, the Company reclassed revenue of $6.2 million and $19.3 million from Consulting to Infrastructure Solutions for the three and nine months ended September 30, 2018, respectively. This reclassification of revenue had no impact on the Condensed Consolidated Statements of Operations.

The following table presents revenues disaggregated by contract type:

	Three Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Products and Services transferred at a point in time	$7.7	$7.9	$33.5	$33.0	$-	$-	$41.2	$40.9
Products and Services transferred over time	235.5	239.0	105.8	106.8	-	-	341.3	345.8
Intersegment revenue	5.3	6.5	1.2	1.3	(6.5)	(7.8)	-	-
Total revenue	$248.5	$253.4	$140.5	$141.1	$(6.5)	$(7.8)	$382.5	$386.7

	Nine Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Products and Services transferred at a point in time	$23.6	$18.3	$95.2	$100.4	$-	$-	$118.8	$118.7
Products and Services transferred over time	709.2	566.8	318.3	293.7	-	-	1,027.5	860.5
Intersegment revenue	16.5	16.4	3.5	2.9	(20.0)	(19.3)	-	-
Total revenue	$749.3	$601.5	$417.0	$397.0	$(20.0)	$(19.3)	$1,146.3	$979.2

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

In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the revolving credit facility and $154.0 million on the accounts receivable securitization facility. In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration. The Company recorded a total of $28.1 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which no expense was recorded in the three months ended September 30, 2019 and $0.9 million was recorded in the nine months ended September 30, 2019. Acquisition expenses for the three and nine months ended September 30, 2018 were $13.3 million and $16.9 million, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

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

Pro Forma Information (Unaudited)

The following table provides the unaudited pro forma results of operations for the three and nine months ended September 30, 2018 as if the acquisition of Hawaiian Telcom had taken place as of the beginning of fiscal year 2017. These pro forma results include adjustments related to the financing of the acquisition, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisition, and other various related income tax effects.

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

	Three Months Ended	Nine Months Ended
(dollars in millions, except per share amounts)	September 30, 2018	September 30, 2018
Revenue	$386.7	$1,157.5
Net loss applicable to common shareholders	(20.3)	(57.0)
Earnings per share:
Basic and diluted loss per common share	$(0.41)	$(1.27)

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2018	$146.0	$11.0	$157.0
Activity during the year:
Adjustments to prior year acquisitions	-	1.4	1.4
Currency translations	1.2	-	1.2
Goodwill, balance as of September 30, 2019	$147.2	$12.4	$159.6

No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2019 and 2018.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.1	$(25.7)	$114.4	$139.4	$(17.8)	$121.6
Trade names	41.1	(5.2)	35.9	40.7	(2.8)	37.9
Technology	9.9	(2.0)	7.9	9.9	(1.3)	8.6
Total	$191.1	$(32.9)	$158.2	$190.0	$(21.9)	$168.1

(a)	Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.7 million and $11.0 million for the three and nine months ended September 30, 2019, respectively. Amortization expense for intangible assets was $3.8 million and $8.7 million for the three and nine months ended September 30, 2018, respectively. No impairment losses were recognized for the three and nine months ended September 30, 2019 and 2018.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2019	$3.7
2020	14.4
2021	14.2
2022	13.9
2023	13.5
Thereafter	98.5
Total	$158.2

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2019	2018
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.0	0.8
Finance lease liabilities	15.4	13.4
Current portion of long-term debt	23.4	20.2
Long-term debt, less current portion:
Receivables Facility	141.5	176.6
Credit Agreement - Revolving Credit Facility	45.0	18.0
Credit Agreement - Tranche B Term Loan due 2024	588.0	592.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	3.4	2.3
Finance lease liabilities	63.5	60.5
	1,926.6	1,935.1
Net unamortized premium	1.4	1.7
Unamortized note issuance costs	(24.0)	(27.2)
Long-term debt, less current portion	1,904.0	1,909.6
Total debt	$1,927.4	$1,929.8

Credit Agreement

The Company had $45.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $155.0 million available for borrowings as of September 30, 2019. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of September 30, 2019, the Company had $141.5 million in borrowings and $10.1 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving no remaining availability on the total borrowing capacity of $151.6 million. In the second quarter of 2019, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2020. The facility’s termination date is May 2021 and was not changed by these amendments. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Under the agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2019, the outstanding balance of certain accounts receivable sold was $20.2 million.

Other Installment Financing Arrangements

The Company has other installment financing arrangements that are recorded in "Other current liabilities" and "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

The IT Services and Hardware segment entered into a lease in June 2018 for a building to use in its data center operations. Structural improvements were made to the leased facility in excess of normal tenant improvements and, as such, the Company was deemed the accounting owner of this facility. As of September 30, 2019 and December 31, 2018, the liability related to this financing arrangement was $4.4 million and $4.5 million, respectively, and is included in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets.

Prior to the acquisition of Hawaiian Telcom in July 2018, Hawaiian Telcom had an open dispute related to jointly-owned utility poles. In October 2018, the Company entered into the Pole License Agreement that provided for the transfer of the Company's ownership responsibility of the utility poles to Hawaiian Electric Company (“HEC”) and for the Company to pay a fixed annual fee to HEC for continued use of the poles. Due to the continuing involvement by the Company, this transaction did not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. As of September 30, 2019, the Company has a liability recorded of $39.3 million, of which $1.0 million is included in "Other current liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2018, the Company has a liability recorded of $40.1 million, of which $1.0 million is included in "Other current liabilities" in the Condensed Consolidated Balance Sheets.

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

Supplemental unaudited balance sheet information related to the Company's leases was as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$35.9
Finance lease assets, net of amortization	Property, plant and equipment, net	35.1
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	11.0
Noncurrent operating lease liabilities	Operating lease liabilities	32.2
Total operating lease liabilities		43.2
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	15.4
Noncurrent finance lease liabilities	Long-term debt, less current portion	63.5
Total finance lease liabilities		$78.9

The components of lease expense were as follows:

(dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3.4	$9.8
Short-term lease cost	0.1	0.2
Variable lease cost	0.5	1.6
Finance lease cost:
Depreciation on leased assets	2.6	6.3
Interest on lease liabilities	1.4	3.9
Total lease cost	$8.0	$21.8

Under ASC 840, the Company recorded lease expense of $5.0 million and $13.1 million for the three and nine months ended September 30, 2018, respectively.

Other information related to leases was as follows:

(dollars in millions)	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.9
Operating cash flows from operating leases	$8.3
Financing cash flows from finance leases	$8.2
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$5.1
New finance leases	$13.4
Weighted Average Remaining Lease Term
Operating leases	7.92 years
Finance leases	7.16 years
Weighted Average Discount Rate
Operating leases	7.01%
Finance leases	6.97%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Three months ended December 31, 2019	$3.3	$5.5
2020	12.7	18.3
2021	7.7	14.1
2022	5.4	9.8
2023	4.5	8.0
Thereafter	23.9	47.2
Total future minimum lease payments	57.5	102.9
Less imputed interest	(14.3)	(24.0)
Total	$43.2	$78.9

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 3 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded $0.8 million and $2.4 million in lease income related to operating lease payments during the three and nine months ended September 30, 2019, respectively.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Condensed Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of September 30, 2019 are as follows:

(dollars in millions)	Operating Leases
Three months ended December 31, 2019	$0.7
2020	2.7
2021	2.3
2022	1.7
2023	1.7
Thereafter	18.8
Total future minimum lease payments	27.9
Less imputed interest	(10.2)
Total	$17.7

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

During the next twelve months, the Company estimates that $5.6 million will be reclassified as an increase to interest expense.

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

As of September 30, 2019, the fair value of the interest rate swaps was $22.0 million and is recorded in the Condensed Consolidated Balance Sheets as of September 30, 2019 as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.3	$-	$5.3	$-
Interest Rate Swap	Other noncurrent liabilities	$16.7	$-	$16.7	$-

As of December 31, 2018, the fair value of the interest rate swap liability was $5.0 million and is recorded in the Condensed Consolidated Balance Sheets as of December 31, 2018 as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$1.2	$-	$1.2	$-
Interest Rate Swap	Other noncurrent liabilities	$3.8	$-	$3.8	$-

The amount of (losses) gains recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Interest Rate Swap	$(3.3)	$2.1	$(17.0)	$0.2

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Statement of Operations Location	2019	2018	2019	2018
Interest Rate Swap	Interest expense	$(0.6)	$(0.6)	$(1.1)	$(0.6)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2019 and December 31, 2018, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2019		December 31, 2018
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,867.1	$1,779.8	$1,880.0	$1,673.6
Other installment financing arrangements	43.7	45.3	44.6	43.6

*Excludes capital leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2019 and December 31, 2018, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2019, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of September 30, 2019, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019 and 2018, pension and postretirement costs (benefits) were as follows:

	Three Months Ended September 30,
	2019	2018	2019	2018
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$-	$-	$0.2	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.9	5.9	1.3	1.3
Expected return on plan assets	(7.7)	(8.7)	-	-
Amortization of:
Prior service benefit	-	-	(0.6)	(0.7)
Actuarial loss	3.5	4.2	0.4	1.0
Total amortization	3.5	4.2	(0.2)	0.3
Pension / postretirement costs	$1.7	$1.4	$1.3	$1.9

	Nine Months Ended September 30,
	2019	2018	2019	2018
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$-	$-	$0.5	$0.4
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	17.9	14.2	3.8	2.9
Expected return on plan assets	(23.0)	(21.1)	-	-
Amortization of:
Prior service benefit	-	-	(1.9)	(2.3)
Actuarial loss	10.3	12.7	1.3	3.1
Total amortization	10.3	12.7	(0.6)	0.8
Pension / postretirement costs	$5.2	$5.8	$3.7	$4.1

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

Based on current assumptions, contributions are expected to be approximately $3 million to both the qualified and non-qualified pension plans in 2019. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2019.

For the nine months ended September 30, 2019, contributions to the pension plans were $4.4 million and contributions to the postretirement plans were $4.6 million. For the nine months ended September 30, 2018, contributions to the pension plans were $11.0 million and contributions to the postretirement plan were $6.2 million.

10.    Restructuring and Severance

Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2018	$9.5	$0.7	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	-	0.1
Charges	3.3	-	3.3
Utilizations	(6.7)	(0.1)	(6.8)
Balance as of March 31, 2019	6.2	0.6	6.8
Charges	1.8	-	1.8
Utilizations	(3.9)	(0.1)	(4.0)
Balance as of June 30, 2019	4.1	0.5	4.6
Charges	1.3	-	1.3
Utilizations	(2.3)	(0.1)	(2.4)
Balance as of September 30, 2019	$3.1	$0.4	$3.5

Restructuring and severance charges recorded in each of the first three quarters of 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in the IT Services and Hardware segment in the second and third quarters of 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2018	$8.6	$1.3	$0.3	$10.2
Hawaiian Telcom opening balance sheet adjustment	0.1	-	-	0.1
Charges	3.3	-	-	3.3
Utilizations	(6.3)	(0.5)	-	(6.8)
Balance as of March 31, 2019	5.7	0.8	0.3	6.8
Charges	0.9	0.9	-	1.8
Utilizations	(2.8)	(1.0)	(0.2)	(4.0)
Balance as of June 30, 2019	3.8	0.7	0.1	4.6
Charges	0.7	0.6	-	1.3
Utilizations	(1.6)	(0.7)	(0.1)	(2.4)
Balance as of September 30, 2019	$2.9	$0.6	$-	$3.5

At September 30, 2019, $3.5 million of the restructuring liabilities were recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets. At December 31, 2018, $9.6 million and $0.6 million of the restructuring liabilities were recorded in “Other current liabilities” and "Other noncurrent liabilities," respectively, in the Condensed Consolidated Balance Sheets.

11.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2019 and 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized (Loss) Gain on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)
Reclassifications, net	2.5	(a)	0.4	(b)	—	2.9
Unrealized loss on cash flow hedges arising during the period, net	—		(3.0)	(c)	—	(3.0)
Foreign currency loss	—		—		(1.0)	(1.0)
Balance as of September 30, 2019	$(156.9)		$(17.0)		$(5.0)	$(178.9)

Balance as of June 30, 2018	$(166.1)		$(1.5)		$(4.9)	$(172.5)
Reclassifications, net	3.5	(a)	0.5	(b)	—	4.0
Unrealized gain on cash flow hedge arising during the period, net	—		1.1	(c)	—	1.1
Foreign currency gain	—		—		1.7	1.7
Balance as of September 30, 2018	$(162.6)		$0.1		$(3.2)	$(165.7)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized (Loss) Gain on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	7.5	(a)	0.8	(b)	—	8.3
Unrealized loss on cash flow hedges arising during the period, net	—		(13.9)	(c)	—	(13.9)
Foreign currency gain	—		—		2.1	2.1
Balance as of September 30, 2019	$(156.9)		$(17.0)		$(5.0)	$(178.9)

Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
Reclassifications, net	10.5	(a)	0.5	(b)	—	11.0
Unrealized loss on cash flow hedge arising during the period, net	—		(0.4)	(c)	—	(0.4)
Foreign currency loss	—		—		(2.6)	(2.6)
Balance as of September 30, 2018	$(162.6)		$0.1		$(3.2)	$(165.7)

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

(c)

The unrealized (loss) gain, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. See Note 8 for further disclosures.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2019	2018	2019	2018
Revenue
Entertainment and Communications	$248.5	$253.4	$749.3	$601.5
IT Services and Hardware	140.5	141.1	417.0	397.0
Intersegment	(6.5)	(7.8)	(20.0)	(19.3)
Total revenue	$382.5	$386.7	$1,146.3	$979.2
Intersegment revenue
Entertainment and Communications	$5.3	$6.5	$16.5	$16.4
IT Services and Hardware	1.2	1.3	3.5	2.9
Total intersegment revenue	$6.5	$7.8	$20.0	$19.3
Operating income (loss)
Entertainment and Communications	$27.7	$25.0	$81.2	$79.1
IT Services and Hardware	0.6	7.3	(5.1)	8.5
Corporate	(5.5)	(17.8)	(18.3)	(28.7)
Total operating income	$22.8	$14.5	$57.8	$58.9
Expenditures for long-lived assets*
Entertainment and Communications	$51.3	$276.3	$150.3	$335.7
IT Services and Hardware	5.4	7.4	16.9	21.8
Corporate	-	-	0.1	-
Total expenditures for long-lived assets	$56.7	$283.7	$167.3	$357.5
Depreciation and amortization
Entertainment and Communications	$64.4	$65.6	$190.5	$147.5
IT Services and Hardware	11.1	9.9	38.5	30.0
Corporate	-	-	0.1	0.1
Total depreciation and amortization	$75.5	$75.5	$229.1	$177.6

*	Includes cost of acquisitions

	September 30,	December 31,
(dollars in millions)	2019	2018
Assets
Entertainment and Communications	$1,859.2	$1,898.8
IT Services and Hardware	485.3	468.1
Corporate and eliminations	274.5	363.3
Total assets	$2,619.0	$2,730.2

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $382.5 million for the three months ended September 30, 2019 decreased $4.2 million compared to the same period in 2018 primarily due to declines in Legacy revenue exceeding the growth in revenue from our fiber offerings. Consumer/SMB revenue increased $2.8 million while Legacy revenue decreased $9.5 million in the three months ended September 30, 2019 compared to the comparable period in 2018.

Consolidated revenue totaling $1,146.3 million for the nine months ended September 30, 2019 increased $167.1 million compared to the same period in the prior year primarily due to the acquisition of Hawaiian Telcom. The acquisition of Hawaiian Telcom contributed $260.1 million and $87.1 million of revenue in the nine months ended September 30, 2019 and 2018, respectively. Revenue growth from the acquisition was partially offset by the decline in Legacy revenue exceeding the growth in revenue from our fiber offerings in Cincinnati as well as the decline of higher margin revenue contributed by General Electric Company (“GE”) of $15.2 million in the Cloud practice. Fioptics revenue in Cincinnati increased $10.0 million while Legacy revenue in Cincinnati decreased $19.6 million in the nine months ended September 30, 2019 compared to the same period in the prior year.

Operating income was $22.8 million for the three months ended September 30, 2019, up $8.3 million compared to the same period in the prior year. The increase in operating income was primarily due to lower transaction and integration charges incurred in the third quarter of 2019 compared to the same period in 2018 that were incurred as a result of the Company’s acquisitions and continued integration of Hawaiian Telcom and OnX Holdings LLC (“OnX”). Operating income was $57.8 million for the nine months ended September 30, 2019, down $1.1 million compared to the same period in 2018. The contribution from Hawaiian Telcom in addition to the decrease in transaction and integration charges associated with the Company’s acquisition were more than offset by declines in Legacy revenue and increases in depreciation, amortization and SG&A costs.

Loss before income taxes totaled $15.5 million for the three months ended September 30, 2019, resulting in a decrease in the loss as compared to the comparable period in 2018 primarily due to the increase in operating income. For the nine months ended September 30, 2019, loss before income taxes totaled $55.2 million resulting in an increase in the loss compared to the same period in 2018. In addition to the items impacting operating income, the increased loss before income taxes is primarily due to increased interest expense related to additional debt acquired to fund the acquisition of Hawaiian Telcom.

Consolidated Results of Operations

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Entertainment and Communications	$243.2	$246.9	$(3.7)	(1)%	$732.8	$585.1	$147.7	25%
IT Services and Hardware	139.3	139.8	(0.5)	0%	413.5	394.1	19.4	5%
Total revenue	$382.5	$386.7	$(4.2)	(1)%	$1,146.3	$979.2	$167.1	17%

Entertainment and Communications revenue decreased for the three months ended September 30, 2019 as the growth in Consumer/SMB revenue was more than offset by the declines experienced in Legacy revenue. IT Services and Hardware revenue decreased due to lower revenue in the Cloud and Infrastructure Solutions practices more than offsetting increases in the Communications and Consulting practices. Cloud revenue decline is primarily due to lower revenue contributed by GE of $6.5 million due to GE insourcing certain cloud services.

Entertainment and Communications revenue increased in the nine months ended September 30, 2019 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed revenue of $230.6 million and $77.5 million in the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue from Hawaiian Telcom along with the growth in Fioptics in Cincinnati offset the decline in Legacy revenue in Cincinnati. IT Services and Hardware increased primarily due to the acquisition of Hawaiian Telcom, which contributed revenue of $29.5 million and $9.6 million in the nine months ended September 30, 2019 and 2018, respectively. In addition to the impact of the acquisition on year to date revenue compared to the prior year, similar trends impacting the quarter for each of the practices also impacted the nine months ended September 30, 2019 including lower revenue contributed by GE of $15.2 million.

Operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of services and products
Entertainment and Communications	$110.2	$117.5	$(7.3)	(6)%	$334.8	$271.7	$63.1	23%
IT Services and Hardware	84.5	80.2	4.3	5%	253.1	227.7	25.4	11%
Total cost of services and products	$194.7	$197.7	$(3.0)	(2)%	$587.9	$499.4	$88.5	18%

Entertainment and Communications costs decreased for the three months ended September 30, 2019 compared to the same period in the prior year due to lower payroll related costs and contract services costs. Lower payroll related costs are related to headcount reductions made during restructuring initiatives that were executed in 2017 and 2018 in addition to efficiencies realized in the installation process. IT Services and Hardware costs increased for the three months ended September 30, 2019 compared to the comparable period in 2018 due to increases in payroll related costs for additional headcount and regulatory fees which were partially offset by lower contractor costs.

Entertainment and Communications costs increased for the nine months ended September 30, 2019 primarily due to the acquisition of Hawaiian Telcom which contributed costs of $113.4 million and $40.9 million in the nine months ended September 30, 2019 and 2018, respectively. The increased costs as a result of the acquisition are partially offset by lower payroll related costs and contract services costs. IT Services and Hardware costs increased due to increased payroll related and contractor costs associated with resources utilized to support the revenue growth in the Communications and Consulting practices for the nine months ended September 30, 2019 as compared to the same period in the prior year. In addition, Hawaiian Telcom contributed $16.4 million and $4.7 million to cost of services and products in the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$44.2	$44.0	$0.2	0%	$133.9	$100.1	$33.8	34%
IT Services and Hardware	38.5	37.3	1.2	3%	113.0	109.8	3.2	3%
Corporate	5.3	4.4	0.9	20%	14.4	10.3	4.1	40%
Total selling, general and administrative	$88.0	$85.7	$2.3	3%	$261.3	$220.2	$41.1	19%

Entertainment and Communications SG&A costs increased in the nine months ended September 30, 2019 compared to the comparable period in the prior year primarily due to the acquisition of Hawaiian Telcom, which contributed SG&A expense of $47.6 million and $16.0 million in the nine months ended September 30, 2019 and 2018, respectively. In addition, SG&A costs also increased due to an increase in advertising expense and the bad debt reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019 whose collectability is uncertain. IT Services and Hardware SG&A costs increased compared to the prior year due to additional expense contributed by Hawaiian Telcom. Hawaiian Telcom contributed SG&A costs of $7.2 million and $2.9 million in the nine months ended September 30, 2019 and 2018, respectively. This increase was partially offset by lower payroll costs in the nine months ended September 30, 2019 resulting from headcount reductions carried out in 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$64.4	$65.6	$(1.2)	(2)%	$190.5	$147.5	$43.0	29%
IT Services and Hardware	11.1	9.9	1.2	12%	38.5	30.0	8.5	28%
Corporate	-	-	-	n/m	0.1	0.1	-	0%
Total depreciation and amortization expense	$75.5	$75.5	$0.0	0%	$229.1	$177.6	$51.5	29%

Entertainment and Communications depreciation and amortization expense increased in the nine months ended September 30, 2019 compared to the same period in 2018 due to increased property, plant, and equipment and intangible assets obtained in the acquisition of Hawaiian Telcom. The increase in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements. Hawaiian Telcom also contributed $3.1 million to depreciation expense in the nine months ended September 30, 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$1.3	$-	$1.3	n/m	$6.4	$4.9	$1.5	31%
Transaction and integration costs	0.2	13.3	(13.1)	(98)%	3.8	18.2	(14.4)	(79)%
Total other operating costs	$1.5	$13.3	$(11.8)	(89)%	$10.2	$23.1	$(12.9)	(56)%

Restructuring and severance charges recorded in the three and nine months ended September 30, 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges in the IT Services and Hardware segment recorded in the second and third quarters of 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers. In the second quarter of 2018, the Company recorded restructuring and severance charges of $3.8 million in order to recognize future synergies with the integration of OnX.

Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom. Transaction and integration costs incurred in 2018, recorded as a Corporate expense, are due to the acquisition of OnX that closed in the fourth quarter of 2017 as well as costs related to the acquisition and integration of Hawaiian Telcom.

Non-operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Non-operating costs
Interest expense	$35.0	$33.7	$1.3	4%	$105.0	$96.3	$8.7	9%
Loss on extinguishment of debt	-	-	-	n/m	-	1.3	(1.3)	n/m
Other components of pension and postretirement benefit plans expense	2.8	3.0	(0.2)	(7)%	8.4	9.5	(1.1)	(12)%
Other expense (income), net	0.5	(1.2)	1.7	n/m	(0.4)	(2.4)	2.0	(83)%
Income tax benefit	(1.9)	(3.3)	1.4	(42)%	(9.2)	(6.0)	(3.2)	53%

Interest expense increased for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom.

Income tax benefit decreased for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the decreased loss before taxes. Income tax benefit increased in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the increased loss before taxes.

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

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 75% of Greater Cincinnati and up to 20 megabits or more to approximately 50% of Hawaii's total addressable market.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Revenue:
Data	$119.5	$116.0	$3.5	3%	$356.5	$285.3	$71.2	25%
Video	50.2	52.4	(2.2)	(4)%	153.5	131.3	22.2	17%
Voice	70.7	76.8	(6.1)	(8)%	215.4	169.8	45.6	27%
Other	8.1	8.2	(0.1)	(1)%	23.9	15.1	8.8	58%
Total Revenue	248.5	253.4	(4.9)	(2)%	749.3	601.5	147.8	25%
Operating costs and expenses:
Cost of services and products	111.5	118.8	(7.3)	(6)%	338.8	274.8	64.0	23%
Selling, general and administrative	44.2	44.0	0.2	0%	133.9	100.1	33.8	34%
Depreciation and amortization	64.4	65.6	(1.2)	(2)%	190.5	147.5	43.0	29%
Restructuring and severance charges	0.7	—	0.7	n/m	4.9	—	4.9	n/m
Total operating costs and expenses	220.8	228.4	(7.6)	(3)%	668.1	522.4	145.7	28%
Operating income	$27.7	$25.0	$2.7	11%	$81.2	$79.1	$2.1	3%
Operating margin	11.1%	9.9%		1.2pts	10.8%	13.2%		(2.4) pts
Capital expenditures	$51.3	$62.3	(11.0)	(18)%	$150.3	$121.7	28.6	24%

Entertainment and Communications, continued

	September 30,
Metrics information (in thousands):	2019	2018	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	214.6	196.8	17.8	9%
Internet FTTN*	32.5	39.8	(7.3)	(18)%
Total Fioptics Internet	247.1	236.6	10.5	4%
Video
Video FTTP*	113.5	115.6	(2.1)	(2)%
Video FTTN*	23.0	25.9	(2.9)	(11)%
Total Fioptics Video	136.5	141.5	(5.0)	(4)%
Voice
Fioptics Voice Lines	108.0	107.0	1.0	1%
Fioptics Units Passed
Units passed FTTP*	482.0	459.1	22.9	5%
Units passed FTTN*	138.6	139.5	(0.9)	(1)%
Total Fioptics units passed	620.6	598.6	22.0	4%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,006	4,331	675	16%
Legacy
Data
DSL	65.9	74.1	(8.2)	(11)%
Voice
Legacy Voice Lines	202.9	232.7	(29.8)	(13)%

*Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	September 30,
Metrics information (in thousands):	2019	2018	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	54.6	49.5	5.1	10%
Internet FTTN*	13.2	14.5	(1.3)	(9)%
Total Consumer / SMB Fiber Internet	67.8	64.0	3.8	6%
Video
Video FTTP*	31.8	33.3	(1.5)	(5)%
Video FTTN*	13.2	15.3	(2.1)	(14)%
Total Consumer / SMB Fiber Video	45.0	48.6	(3.6)	(7)%
Voice
Consumer / SMB Fiber Voice Lines	30.1	29.9	0.2	1%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	170.6	163.6	7.0	4%
Units passed FTTN*	72.8	73.3	(0.5)	(1)%
Total Consumer / SMB Fiber units passed	243.4	236.9	6.5	3%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,424	1,948	1,476	76%
Legacy
Data
DSL	44.3	50.4	(6.1)	(12)%
Voice
Legacy Voice Lines	183.0	203.4	(20.4)	(10)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended September 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$39.3	$8.0	$47.3	$36.0	$6.3	$42.3
Video	39.5	10.7	50.2	40.7	11.7	52.4
Voice	9.2	2.7	11.9	9.4	2.7	12.1
Other	0.4	0.2	0.6	0.3	0.1	0.4
	88.4	21.6	110.0	86.4	20.8	107.2
Enterprise Fiber
Data	21.6	9.9	31.5	21.0	8.7	29.7
Legacy
Data	26.1	14.6	40.7	27.5	16.5	44.0
Voice	31.5	27.3	58.8	35.0	29.7	64.7
Other	3.2	4.3	7.5	3.8	4.0	7.8
	60.8	46.2	107.0	66.3	50.2	116.5
Total Entertainment and Communications revenue	$170.8	$77.7	$248.5	$173.7	$79.7	$253.4

	Nine Months Ended September 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$115.5	$23.8	$139.3	$106.0	$6.3	$112.3
Video	120.3	33.2	153.5	119.6	11.7	131.3
Voice	27.6	8.2	35.8	28.0	2.7	30.7
Other	1.1	0.5	1.6	0.9	0.1	1.0
	264.5	65.7	330.2	254.5	20.8	275.3
Enterprise Fiber
Data	63.8	29.3	93.1	62.8	8.7	71.5
Legacy
Data	78.4	45.7	124.1	85.0	16.5	101.5
Voice	96.3	83.3	179.6	109.4	29.7	139.1
Other	10.2	12.1	22.3	10.1	4.0	14.1
	184.9	141.1	326.0	204.5	50.2	254.7
Total Entertainment and Communications revenue	$513.2	$236.1	$749.3	$521.8	$79.7	$601.5

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $2.8 million for the three months ended September 30, 2019 compared to the same period in the prior year primarily due to an increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months ended September 30, 2019 increased for internet and video in Cincinnati by 5% and 2%, respectively, and for internet in Hawaii by 17%, compared to the same period in 2018 partially offsetting the decline in video subscribers in both Cincinnati and Hawaii. ARPU increases are related to price increases for internet and video as well as the change in the mix of subscribers for video.

Consumer/SMB Fiber revenue increased $54.9 million for the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to increased revenue contributed by Hawaiian Telcom of $44.9 million. Hawaiian Telcom adds 45,000 video subscribers, 67,800 internet subscribers and 30,100 voice subscribers to the existing base of subscribers. The increase is also a result of the growing internet FTTP subscriber base and ARPU increases for internet and video in Cincinnati of 4% and 5%, respectively, for the nine months ended September 30, 2019 as compared to the prior year. These increases more than offset the decline in video subscribers.

Enterprise Fiber

Enterprise Fiber revenue increased primarily due to increased revenue of $20.6 million from Hawaiian Telcom for the nine months ended September 30, 2019 compared to the same period in the prior year. Hawaiian Telcom Enterprise Fiber includes revenue from the SEA-US cable, metro-ethernet and dedicated internet access. In addition, enterprise customers are migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 16% and 76% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. The increase to revenue from additional customers is offset by pricing pressures.

Legacy

Legacy revenue decreased for the three months ended September 30, 2019 compared to the same period in the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 13% and 10% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 11% and 12% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2019 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Legacy revenue increased for the nine months ended September 30, 2019 compared to the same period a year ago due to increased revenue from Hawaiian Telcom of $90.9 million. Hawaiian Telcom adds 44,300 DSL subscribers and 183,000 voice subscribers to the existing base of subscribers. Increased revenue generated by Hawaiian Telcom was partially offset by declines in revenue from both voice lines and DSL subscribers in addition to declines in DS1, DS3 and digital trunking as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products decreased $7.3 million in the three months ended September 30, 2019 compared to the same period in the prior year primarily due to a decrease in contract services costs and lower payroll costs due to reduced headcount and lower overtime driven by lower activations as well as efficiencies in the installation process. The reduced headcount is a result of the restructuring that took place in the prior two years.

Cost of services and products increased for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $113.5 million and $40.9 million to cost of services and products in the nine months ended September 30, 2019 and 2018, respectively. Excluding the increase associated with the acquisition of Hawaiian Telcom, cost of services and products decreased by $8.6 million for the nine months ended September 30, 2019 due to the same trends impacting the quarter as well as savings realized associated with the Company’s call center.

SG&A expenses for the three months ended September 30, 2019 were nearly flat compared to the same period in the prior year as the segment continues to focus on cost containment and realizing synergies with Hawaiian Telcom. SG&A expense increased $33.8 million in the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $47.6 million and $16.0 million of SG&A expense in the nine months ended September 30, 2019 and 2018, respectively. The remaining increase to SG&A expense in the nine months ended September 30, 2019 is primarily due to increases in bad debt expense and advertising expense. The increase in bad debt expense is primarily due to a reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019. The increase in advertising expense is due to additional media spending. These increases were partially offset by savings in software development costs related to synergies realized as a result of the acquisition of Hawaiian Telcom.

Entertainment and Communications, continued

Depreciation and amortization expense decreased $1.2 million in the three months ended September 30, 2019 compared to the same period in the prior year due to certain property, plant and equipment reaching the end of its useful life. Depreciation and amortization expense increased for the nine months ended September 30, 2019 as compared to the same period in the prior year due to the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $68.4 million and $23.9 million of depreciation and amortization expense in the nine months ended September 30, 2019 and 2018, respectively. Excluding the increase associated with the acquisition of Hawaiian Telcom, depreciation and amortization expense decreased $1.5 million due to the same trends impacting the quarter.

Restructuring and severance charges recorded in the three and nine months ended September 30, 2019 are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom.

Capital Expenditures

	Three Months Ended September 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$4.8	$2.4	$7.2	$10.1	$2.1	$12.2
Installation	10.7	3.4	14.1	15.8	7.7	23.5
Other	2.9	0.8	3.7	2.7	0.6	3.3
Total Consumer / SMB Fiber	18.4	6.6	25.0	28.6	10.4	39.0
Enterprise Fiber	4.9	2.1	7.0	3.9	3.2	7.1
Other	10.4	8.9	19.3	8.9	7.3	16.2
Total Entertainment and Communications capital expenditures	$33.7	$17.6	$51.3	$41.4	$20.9	$62.3

	Nine Months Ended September 30,
	2019			2018
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$21.4	$6.2	$27.6	$25.5	$2.1	$27.6
Installation	36.8	11.5	48.3	33.3	7.7	41.0
Other	7.2	2.1	9.3	7.9	0.6	8.5
Total Consumer / SMB Fiber	65.4	19.8	85.2	66.7	10.4	77.1
Enterprise Fiber	8.4	5.4	13.8	11.6	3.2	14.8
Other	24.8	26.5	51.3	22.5	7.3	29.8
Total Entertainment and Communications capital expenditures	$98.6	$51.7	$150.3	$100.8	$20.9	$121.7

*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the third quarter of 2019, we passed an additional 1,900 FTTP addresses in Cincinnati. As of September 30, 2019, the Company is able to deliver its Fioptics services with speeds of up to 30 megabits or more to 620,600 residential and commercial addresses, or approximately 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $5.3 million and $4.1 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to passing fewer addresses in 2019 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment utilized for installations. In the three months ended September 30, 2019, Cincinnati installation capital expenditures decreased $5.1 million compared to the same period in 2018 while Cincinnati installation capital expenditures increased $3.5 million in the nine months ended September 30, 2019 compared to the same period in the prior year.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $0.3 million and $4.1 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year due to building out 1,300 new addresses in the third quarter of 2019, primarily in rural areas and on the neighbor islands, and 2,900 new addresses in the nine months ended September 30, 2019. Hawaii installation capital expenditures decreased $4.3 million due to less video and internet installations in the three months ended September 30, 2019 compared to the same period in the prior year. Installation capital expenditures in Hawaii increased in the nine months ended September 30, 2019, compared to the same period in the prior year which only includes three months of activity subsequent to the acquisition close date. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Communications solutions help to transform the way our customers do business by connecting employees, customers, and business partners. By upgrading legacy technologies through customized build projects and reducing customer costs, the Company helps to transform the customer’s business. These services include Unified Communications as a Service ("UCaaS"), Software-Defined Wide Area Network ("SD-WAN"), Network as a Service ("NaaS"), Contact Center and Collaboration.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2019	2018	Change	% Change	2019	2018	Change	% Change
Revenue:
Consulting	$37.6	$35.9	$1.7	5%	$114.6	$100.7	$13.9	14%
Cloud	22.6	26.2	(3.6)	(14)%	69.8	71.8	(2.0)	(3)%
Communications	51.3	47.0	4.3	9%	147.0	129.1	17.9	14%
Infrastructure Solutions	29.0	32.0	(3.0)	(9)%	85.6	95.4	(9.8)	(10)%
Total revenue	140.5	141.1	(0.6)	0%	417.0	397.0	20.0	5%
Operating costs and expenses:
Cost of services and products	89.4	86.4	3.0	3%	268.3	243.1	25.2	10%
Selling, general and administrative	38.8	37.5	1.3	3%	113.8	110.5	3.3	3%
Depreciation and amortization	11.1	9.9	1.2	12%	38.5	30.0	8.5	28%
Restructuring and severance related charges	0.6	-	0.6	n/m	1.5	4.9	(3.4)	(69)%
Total operating costs and expenses	139.9	133.8	6.1	5%	422.1	388.5	33.6	9%
Operating income (loss)	$0.6	$7.3	$(6.7)	(92)%	$(5.1)	$8.5	$(13.6)	n/m
Operating margin	0.4%	5.2%		(4.8) pts	(1.2)%	2.1%		(3.3) pts
Capital expenditures	$5.4	$7.4	$(2.0)	(27)%	$16.9	$19.0	$(2.1)	(11)%

	September 30,
Metrics information (in thousands):	2019	2018	Change	% Change
Consulting
Billable Resources	1,007	999	8	1%

Communications
NaaS Locations	3,492	1,101	2,391	n/m
SD - WAN Locations	1,849	488	1,361	n/m
Hosted UCaaS Profiles*	270,335	223,311	47,024	21%

*	Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue decreased $0.6 million for the three months ended September 30, 2019 as compared to the same period in the prior year. Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD - WAN locations. This increase was partially offset by the decline in one-time Communications projects. In addition, Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018. These increases were more than offset by the decline in Cloud and Infrastructure Solutions revenue. Cloud revenue decreased due to lower revenue contributed by GE of $6.5 million due to GE insourcing certain cloud services partially offset with increased revenue from one-time projects.

IT Services and Hardware revenue increased $20.0 million for the nine months ended September 30, 2019 as compared to the same period in the prior year. Consulting and Communications are the main contributors to this revenue increase in 2019. Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018. Communications revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $17.6 million and $5.6 million of revenue in the nine months ended September 30, 2019 and 2018, respectively. In addition to the contribution from Hawaiian Telcom, similar trends impacting the revenue increase in Communications for the quarter also impacted the nine months ended September 30, 2019. Cloud revenue decreased compared to the prior year as increased revenue from one-time projects was more than offset by lower revenue contributed by GE of $15.2 million. In addition, Infrastructure Solutions revenue decreased due to a decline in one-time projects and hardware sales.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $3.0 million for the three months ended September 30, 2019 as compared to the same period in the prior year due to increases in payroll related costs and regulatory fees. The increase in payroll related costs is primarily due to increased internal headcount to support the communications and consulting practices partially offset by a decline in contractor costs.

Cost of services and products increased $25.2 million for the nine months ended September 30, 2019 as compared to the same period in 2018. Hawaiian Telcom contributed $22.4 million and $6.9 million of expense to cost of services and products in the nine months ended September 30, 2019 and 2018, respectively. The remaining increase in cost of services and products is primarily due to payroll and contractor costs associated with additional headcount to support the incremental communications and consulting revenue in the nine months ended September 30, 2019.

SG&A expenses increased $1.3 million for the three months ended September 30, 2019, as compared to the same period in 2018 primarily due to increased bonus and employee benefit related costs. SG&A expenses increased $3.3 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily driven by the acquisition of Hawaiian Telcom. Hawaiian Telcom contributed $7.2 million and $2.9 million of SG&A expense in the nine months ended September 30, 2019 and 2018, respectively. This increase was partially offset by lower payroll related costs as a result of the restructuring that took place in the prior two years.

Depreciation and amortization expenses increased $1.2 million and $8.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019. In addition to the accelerated depreciation, Hawaiian Telcom contributed increased depreciation expense of $0.7 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year.

Restructuring and severance related charges of $0.6 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers. In the second quarter of 2018, the Company recorded charges of $3.8 million in order to recognize future synergies with the integration of OnX in addition to lease abandonment charges of $0.8 million associated with office space that would no longer be utilized.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three and nine months ended September 30, 2019, were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $1.1 million for implementation work associated with internal software projects in the second quarter of 2019 contributing to capital expenditures for the nine months ended September 30, 2019.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2019, Company had $1,927.4 million of outstanding indebtedness and an accumulated deficit of $2,755.4 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $188.9 million and $122.8 million of cash flows from operations during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had $161.5 million of short-term liquidity, comprised of $6.5 million of cash and cash equivalents and $155.0 million of undrawn capacity on our Revolving Credit Facility.

The Receivables Facility permits maximum borrowings of up to $225.0 million and is subject to annual renewal. As of September 30, 2019, the Company had borrowings of $141.5 million and $10.1 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $151.6 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2019 totaled $188.9 million, an increase of $66.1 million compared to the same period in 2018. Hawaiian Telcom contributed operating cash flow of approximately $62.0 million in the nine months ended September 30, 2019 compared to $1.0 million in the three months September 30, 2018, subsequent to the acquisition date. The remaining increase in operating cash flows is due primarily to lower restructuring and severance payments, lower cash interest payments and improved working capital.

Cash flows used in investing activities during the nine months ended September 30, 2019 totaled $167.0 million, a decrease of $190.6 million compared to the same period in 2018. The decrease in cash flows used in investing activities was primarily driven by the acquisition of Hawaiian Telcom that closed in the third quarter of 2018 partially offset by the increase in capital expenditures.

Cash flows used in financing activities during the nine months ended September 30, 2019 totaled $30.9 million, a decrease of $120.1 million compared to the same period in the prior year. The decrease in cash flows used in financing activities was primarily due to the debt repayments, including accrued interest, of $318.2 million as part of the consideration to acquire Hawaiian Telcom. Debt repayments were partially offset by the increase in borrowings on the Credit Agreement and the Receivables Facility which were also used to fund the acquisition of Hawaiian Telcom.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of September 30, 2019.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of September 30, 2019, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ending September 30, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2019, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the nine months ended September 30, 2019.

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
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

Cincinnati Bell Inc.

Date:	November 7, 2019	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	November 7, 2019	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer