Form 10-K
period 2019-12-31
CINCINNATI BELL INC
filed 2020-02-24
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8519

CINCINNATI BELL INC.

Ohio	31-1056105
(State of Incorporation)	(I.R.S. Employer Identification No.)

221 East Fourth Street, Cincinnati, Ohio 45202

(Address of principal executive offices) (Zip Code)

(513) 397-9900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares ($0.01 par value)	CBB	New York Stock Exchange
Depository Shares, each representing 1/20 interest in a Share of 6 3/4% Cumulative Convertible Preferred Stock, without par value	CBB.PB	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.2 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2020, there were 50,529,765 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

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

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management (the “Merger”). At the effective time of the Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $10.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time.  The consummation of the Merger is subject to customary closing conditions and is expected to close by the end of 2020, although there can be no assurance that the Merger will occur by that date.  As a result of the Merger, the Company will cease to be a publicly traded company.

Through its Entertainment and Communications segment, the Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network.  During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands.  This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. After the acquisition, the Company's combined fiber networks are approximately 17,000 fiber route miles.

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

In an effort to achieve our objectives, we continue to focus on the following key initiatives:

•	expand our fiber network; and
•	grow our IT Services and Hardware segment.

Expand our fiber network

We invested $105.9 million of capital in the Entertainment and Communications segment in products that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber") during 2019.  Revenue from these high demand products totaled $440.4 million, up 15% over the prior year including the contribution from Hawaii, and up 4% over the prior year in Cincinnati, partially mitigating the decline in legacy products.  The primary focus of these investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories.  Year-over-year revenue growth in these products is outlined in the table below:

Cincinnati Operating Territory	2019	2018	2017
Consumer / SMB Fiber Revenue (in millions):	$353.2	$341.2	$309.9
Subscribers (in thousands):
High-speed internet	250.6	239.0	226.6
Video	135.1	139.9	146.5
Voice	106.8	107.6	105.9

Form 10-K Part I	Cincinnati Bell Inc.

Hawaii Operating Territory	2019	2018
Consumer / SMB Fiber Revenue (in millions):	$87.2	$42.3
Subscribers (in thousands):
High-speed internet	68.2	65.9
Video	42.7	48.8
Voice	30.0	30.3

During the year, we passed an additional 12,400 addresses in the Greater Cincinnati area with Fioptics, which included a focus on Fiber to the Premise ("FTTP") addresses as FTTP has become a more relevant solution for our customers.  As of December 31, 2019, the Fioptics products are now available to approximately 623,400 customer locations or 75% of the Greater Cincinnati operating territory. During 2019, we passed an additional 5,900 addresses in Hawaii.  The Consumer/SMB Fiber products are now available to approximately 246,400 addresses, or 50% of the operating territory in Hawaii, including Oahu and the neighbor islands.

In 2019, the Company also invested $24.0 million in Enterprise Fiber products, which includes fiber and IP-based core network technology.  These investments position the Company to meet increased business and carrier demand within Greater Cincinnati and in contiguous markets in the Midwest region.  In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable.  We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2019, the Company has:

•

increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 28,800 in Greater Cincinnati and 20,300 in Hawaii by connecting approximately 2,200 additional lit addresses in Greater Cincinnati and 1,200 additional lit addresses in Hawaii during the twelve months ended December 31, 2019;

•	expanded the fiber network to span more than 12,500 route miles in Greater Cincinnati and 4,700 route miles in Hawaii; and
•

provided cell site back-haul services to approximately 90% of the 1,000 cell sites in the Greater Cincinnati market, of which approximately 97% of these sites are lit with fiber, and 80% of the 1,100 cell sites in Hawaii, all of which are lit with fiber.

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

Grow our IT Services and Hardware Segment

Cincinnati Bell continues to grow the IT Services and Hardware segment by developing new products, as well as expanding its reach to new customers.  During 2017, the Company completed the acquisitions of SunTel and OnX, which enabled us to extend our geographic footprint across the U.S., Canada and Europe, diversify our customer base, and expand our product portfolio.  During 2018, the acquisition of Hawaiian Telcom helped to expand the segment even further across the U.S. to Hawaii.  The Company continues to develop high-demand products for business customers through our investments in unified communications and cloud services.  Our ability to be innovative and to react to the changing technology demands of our customers is important to the growth of our IT Services and Hardware segment.  Our offerings under the Infrastructure Solutions practice provide a platform for buyer engagement and an opportunity for bridging the customer to higher value professional and managed services.  In 2019 and 2018, the Company saw significant increases in revenue from Communications solutions, specifically Unified Communications as a Service ("UCaaS"), Software-Defined Wide Area Network ("SD-WAN") and Network as a Service ("NaaS"), to customers that historically have purchased our hardware offerings.

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

Operations

As of December 31, 2019, the Company operated two segments: Entertainment and Communications and IT Services and Hardware.

Form 10-K Part I	Cincinnati Bell Inc.

The Entertainment and Communications segment provides products and services that can be categorized as either Consumer/SMB Fiber, Enterprise Fiber or Legacy.  The table below demonstrates how our products and services are categorized:

Entertainment and Communications
	Consumer / SMB Fiber	Enterprise Fiber	Legacy
Data	Fiber to the Premise (“FTTP”)	Ethernet (>10Mb)	DSL (< 10 Mb)
	Fiber to the Node (“FTTN”)	Dedicated Internet Access	DS0 (3), DS1, DS3
	DSL (> 10 Mb) (1)	Wavelength	TDM (4)
		IRU	Ethernet (<10 Mb)
Small Cell
SONET (2)
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Switched Access
Digital Trunking
Video	Television Service

Other			Maintenance
Information Services
Connect America Fund support
Directory Assistance
Advertising
Wireless Handsets and Accessories
Wireless Services
Wiring Projects

(1)	Digital Subscriber Line
(2)	Synchronous Optical Network
(3)	Digital Signal
(4)	Time Division Multiplexing

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

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions.  To address this demand, the Company is focused on building out FTTP addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps").  FTTP addresses now cover 59% of the market in Greater Cincinnati and 35% of the market in Hawaii.  The Company is now able to provide internet speeds of up to 30 megabits per second ("Mbps") or more to approximately 75% of Greater Cincinnati and up to 20 Mbps or more to approximately 68% of homes and businesses on the island of Oahu, of which approximately 484,800 and 173,500 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

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

As a result of the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US trans Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States.  The system provides an initial 20 Terabytes per second ("Tbps") of capacity using state-of-the-art 100 Gbps technology to accommodate the increase in data consumption.

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

Video

In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums.  Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 75% of Greater Cincinnati.  As of December 31, 2019, we have 135,100 video subscribers in Greater Cincinnati.  Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service.  TV service has been deployed to 42,700 subscribers in Hawaii as of the end of 2019.

Other

Other revenue consists of revenue generated from wiring projects for business customers, Connect America Fund support (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), advertising, directory assistance, maintenance and information services.

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

The Company provides SLA-based monitoring and management services utilizing our ENOC. The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications.  Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls.  We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC.  These services can be provided to customers with equipment provided by the Company or customer-owned equipment and do not have geographical constraints.  Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.

Infrastructure Solutions

The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.

Form 10-K Part I	Cincinnati Bell Inc.

Sales and Distribution Channels

The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. As of December 31, 2019, the Company operated eight retail stores in the Cincinnati operating territory to market and distribute our Fioptics suite of products.  The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience.  The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory.  In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

For both operating segments, we utilize a business-to-business sales force and a call center organization to reach business customers in our operating territories.  Larger business customers are supported by sales account representatives and solution architects located in our branch offices across the U.S., Canada and Europe that understand the customer's technology needs and recommend Company-offered solutions.  Smaller business customers are supported through a telemarketing sales force, customer representatives and store locations.

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

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2019, approximately 65% of CBET’s programming was sourced from the NCTC and approximately 55% of Hawaiian Telcom’s programming was sourced from the NCTC.

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

The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers.  The Company has lost, and will likely continue to lose, access lines as a portion of the customer base migrates to competitive wireline or wireless providers in lieu of the Company’s services.  Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services.  The Company believes wireless substitution and competition is the reason for the largest portion of the Company’s access line and long-distance line losses.

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

Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices.  Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration for video; however, this trend could also drive increased demand for our high-speed internet product.

The IT Services and Hardware segment competes against numerous information technology consulting, web-hosting, and computer system integration companies, many of which are larger in scope and well-financed.  The Company believes that participants in this market must grow rapidly and achieve significant scale to compete effectively.  Other competitors may consolidate with larger companies or acquire software application vendors or technology providers, enabling them to more effectively compete.  This consolidation could affect prices and other competitive factors in ways that could impede the ability of these businesses to compete successfully in the market.  In addition, as more customers migrate to the public cloud, we expect to see declines in the demand for Infrastructure Solutions.  However, this trend could provide an opportunity in Consulting, Communications and Cloud Services as the Company has IT professionals that can assist customers through this migration to the public cloud.

Customers

The Company had no customers whose revenue comprised greater than 10% of total revenue in 2019, 2018 and 2017.

Employees

At December 31, 2019, the Company had approximately 4,400 employees.  Approximately 30% of its employees are covered by collective bargaining agreements.  Approximately 15% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 15% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357.  The collective bargaining agreements with the CWA and IBEW are effective through the second quarter of 2021 and third quarter of 2022, respectively.

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

Business Segment Information

The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2019, 2018, and 2017 and assets as of December 31, 2019 and 2018 are set forth in Note 17 to the consolidated financial statements.

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

The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections.  Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services.  The Company believes wireless substitution accounts for the largest portion of its access line losses.  Also, cable competitors that have existing service relationships with the Company's customers in the Entertainment and Communications segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas.  As a result of wireless substitution and increased competition, legacy voice lines decreased by 13% and 10% in Cincinnati and Hawaii, respectively, in 2019 compared to 2018.

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

Failure to anticipate the need to introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.

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

We must negotiate with the content owners of the programming that we carry.  These content owners are the exclusive provider of the channels they offer.  If we are unable to reach a mutually-agreed upon contract with a content owner, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels.  The loss of content could result in our loss of customers who place a high value on the particular content that is lost.  In addition, many content providers own multiple channels. As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content for which customers do not associate much value, in order to have access to other content that customers do associate value.  Some of our competitors have materially larger scale than we do, and may, as a result, be better positioned than we are in such negotiations.   As a result of these factors, the expense of content may continue to increase and have a material adverse impact on the Company’s results of operations and cash flows.

The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs.

The Company's agreements with its customers contain various requirements regarding performance and levels of service.  If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive financial compensation or may be able to terminate their relationship with the Company.  In order to provide these levels of service, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available in the event of disruption of service.  The failure to address these or other events may result in a disruption of service.  In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers.  Decreased customer confidence could impair the Company's ability to attract and retain customers, which could adversely affect the Company's ability to generate revenues and operating results.

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

Form 10-K Part I	Cincinnati Bell Inc.

One large customer accounts for a significant portion of the Company’s accounts receivable.  The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows.

As of December 31, 2019 and 2018, Verizon Communications Inc. (“Verizon”) comprised 25% and 18% of consolidated accounts receivable, respectively.  As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if products and services purchased were significantly reduced.  In addition, if Verizon were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established.  This would also negatively impact the available borrowing capacity under the Company's accounts receivable securitization facility ("Receivables Facility").

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

Cyber-attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations.  Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share.  In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain.  Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years.  These risks may be heightened as we expand our managed services, data center services and cloud-based services.  While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future.  Significant security failures could result in the unauthorized use or disabling of our network elements. The costs associated with a major cyber-attack could include material incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation, fines from regulatory authorities and damage to our reputation.  If we fail to prevent the theft of valuable information such as financial data, sensitive information about the Company and intellectual property, or if we fail to protect the privacy of customer and employee confidential data against breaches of network or information technology security, it could result in damage to our reputation, which could adversely impact customer and investor confidence.  Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

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

In particular, from time to time, the islands of Hawaii experience severe weather conditions such as high winds and heavy rainfall and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property.  Such disruptions in service and damage to property could materially harm our business, financial condition, results of operations, liquidity and/or market price of our securities.  Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

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

At the federal level, the Company’s telecommunications services are subject to the Communications Act of 1934 as amended by the Telecommunications Act of 1996 (the "Act"), including rules adopted by the Federal Communications Commission ("FCC").  At the state level, CBT operates as the incumbent local exchange carrier (“ILEC”) and carrier of last resort in portions of Ohio, Kentucky, and Indiana, while Hawaiian Telcom, Inc. ("HTI") serves as the ILEC and carrier of last resort in Hawaii.  As the ILEC in those states, these entities are subject to regulation by the Public Utilities Commissions in those states.  Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s and HTI’s ability to compete in their respective markets. In addition, although less heavily regulated than the Company’s ILEC operations, other subsidiaries are authorized to provide competitive local exchange service, long distance, and cable television service in various states, and are consequently also subject to various state and federal telecommunications and cable regulations that could adversely impact their operations.

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

The Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company's growth or cause it to lose customers.

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

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represents approximately 30% of its employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

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

As of December 31, 2019, the Company and its subsidiaries had outstanding indebtedness of $1,923.6 million, on which it incurred $137.4 million of interest expense in 2019, and had a total shareowners’ deficit of $140.0 million. In October 2017, the Company entered into a new Credit Agreement. The Credit Agreement provides for (i) a five year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million (the "Revolving Credit Facility") and (ii) a seven-year $600 million senior secured term loan facility (the "Tranche B Term Loan due 2024").  At December 31, 2019, the Company and its subsidiaries had $0.2 million of borrowing availability under its Receivables Facility and had the ability to borrow up to an additional $143.0 million under the Revolving Credit Facility, subject to compliance with certain conditions.

The Company’s debt has important consequences, including the following:

•

the Company is required to use a substantial portion of its cash flow from operations to pay principal and interest on its debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

•	there is a variable interest rate on a portion of its debt which will increase if the market interest rates increase;
•	the Company’s debt increases its vulnerability to adverse changes in the credit markets, which adverse changes could increase the Company's borrowing costs and limit the availability of financing;
•	the Company’s debt service obligations limit its flexibility to plan for or react to changes in its business and the industries in which it operates;

Form 10-K Part I	Cincinnati Bell Inc.

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

In addition, certain of our variable rate debt, including debt under the Revolving Credit Facility and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in 2021 or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company.  These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	guarantee indebtedness;
•	declare or pay dividends or make other distributions to shareholders;
•	repurchase equity interests;
•	enter into agreements that restrict dividends or other payments from subsidiaries;
•	issue or sell capital stock of certain of its subsidiaries;
•	consolidate, merge, or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis; and
•	change its fiscal year.

The agreements governing the Credit Agreement also require the Company to achieve and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the Credit Agreement and its other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and
•

adversely affect the Company’s ability to finance its operations, strategic acquisitions, investments or alliances, other capital needs, or to engage in other business activities that would be in its interest.

Form 10-K Part I	Cincinnati Bell Inc.

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

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations.  The Revolving Credit Facility has a maturity date of October 2022.  The Receivables Facility has a termination date of May 2021 and is subject to renewal every 364 days with the next renewal occurring in May 2020.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios.  Failure to satisfy these covenants would constrain or prohibit its ability to borrow under these facilities.

As of December 31, 2019, the Company had $57.0 million of outstanding borrowings under the Revolving Credit Facility, leaving $143.0 million in additional borrowing availability under this facility.  The $200.0 million available under the Revolving Credit Facility is funded by various financial institutions.  If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2019, the Company had a total borrowing capacity of $142.2 million on a maximum borrowing capacity of $225.0 million on its Receivables Facility. At that date, there were $131.5 million of outstanding borrowings and $10.5 million of outstanding letters of credit. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit.  If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.  As of December 31, 2019, the Company had $0.2 million of borrowing capacity remaining under its Receivables Facility.

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control.  The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available, or that future borrowings will be available under its Revolving Credit Facility Credit or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs.  If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness, or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers.  The Company may not be able to negotiate remedies on commercially reasonable terms or at all.  In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.  The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

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

Risks Relating to the Merger with Brookfield

There are material uncertainties and risks associated with the proposed Merger Agreement and Merger.

On December 21, 2019, the Company entered into the Merger Agreement with affiliates of Brookfield. Below are material uncertainties and risks associated with the Merger Agreement and the proposed Merger. If any of the risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be materially adversely affected.

•

The announcement or pendency of the Merger may impede the Company’s ability to retain and hire key personnel and its ability to maintain relationships with its customers, suppliers and others with whom it does business or its operating results and business generally;

•	The attention of the Company’s employees and management may be diverted due to activities related to the Merger, which may affect the Company’s business operations;
•

Matters relating to the transactions may require substantial commitments of time and resources by the Company’s management, which could harm the Company’s relationships with its employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by its customers;

•

The Merger Agreement restricts the Company from engaging in certain actions without the approval of Brookfield, which could prevent the Company from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the Merger;

•	The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company;
•

The Company’s directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of the Company’s shareholders generally, which could have influenced their decisions to support or approve the Merger; and

•	Shareholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.
•	The Merger may materially limit the Company’s ability to utilize existing deferred tax assets related to federal and state net operating losses.

The proposed Merger may not be completed in a timely manner or at all.

Completion of the Merger is subject to customary closing conditions, including (1) the absence of an order, injunction or law prohibiting the Merger, (2) the expiration or early termination of the waiting period (including any extension thereof) under the HSR Act and Competition Act (Canada) Compliance (as defined in the Company’s preliminary proxy statement, under the section entitled “The Merger—Regulatory Approvals Required for the Merger”) shall have been obtained, (3) approval of the Merger by the Committee on Foreign Investment in the United States under Section 721 of the Defence Production Act of 1950, as amended, (4) certain FCC consents and state regulatory consents required in connection with the Merger shall have been obtained, shall not be subject to agency reconsideration or judicial review, and the time for any person to petition for agency reconsideration or judicial review shall have expired and (5) the adoption of the Merger Agreement by the affirmative vote of shareholders holding at least two-thirds of the outstanding Company common shares and 6 ¾% Cumulative Convertible Preferred Shares (voting as a single class).

The obligation of each of the Company and Brookfield to consummate the Merger is also conditioned on, subject to certain materiality and other qualifiers, the accuracy of the representations and warranties of the other party and the performance in all material respects by the other party of its obligations under the Merger Agreement.  In addition, the Merger Agreement may require the Company and Brookfield to comply with conditions imposed by regulatory entities and neither company is required to take any action with respect to obtaining any regulatory approval that, individually or in the aggregate, would be reasonably likely to have a material adverse effect on Brookfield and its affiliates (taken as a whole) or the Company and its subsidiaries (taken as a whole). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. There can be no assurance that all of these required approvals and clearances will be obtained or will be obtained on a timely basis. Competing offers or acquisition proposals for the Company may be made, resulting in delay of the Merger or termination of the Merger Agreement.  Lawsuits may be filed against the Company relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed in the time frame expected or at all.

Form 10-K Part I	Cincinnati Bell Inc.

Failure to complete the Merger could negatively impact the Company’s business, financial results and stock price.

If the merger is delayed or not completed, the Company’s ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

•	decline in share price to the extent that the current price of Company common shares reflects an assumption that the Merger will be completed;
•	negative publicity and a negative impression of the Company in the investment community;
•	loss of business opportunities and the ability to effectively respond to competitive pressures; and
•	the Company may be required, under certain circumstance, to pay Brookfield a termination fee and additional expenses.

The Company has incurred, and will incur, substantial direct and indirect costs as a result of the Merger.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger, and some of these fees and costs are payable by the Company regardless of whether the Merger is consummated.

Other Risk Factors

The trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline.

The market price of the Company's common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company's control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to the Company.  The Company’s recent stock price reflects the assumption that the Merger will be completed or a new offer will proceed to an agreement and an acquisition will be completed.

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

As of December 31, 2019, the Company had deferred tax assets of $305.2 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $163.2 million, and state and local net operating loss carryforwards of $47.0 million. The Company has recorded a valuation allowance against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.  In addition, the Company has recorded a valuation allowance against the portion of interest expense for which deduction is limited under Internal Revenue Code Section 163(j).  The use of the Company’s deferred tax assets enables it to satisfy current and future tax liabilities without the use of the Company’s cash resources.  If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statutes, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

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

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees and certain former executives.  The Company also provides healthcare and group life insurance benefits for eligible retirees.  The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans.  The accounting for employee benefit plans is complex, as is the process of calculating the benefit obligations under the plans. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income.  In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations.  These adverse changes could have a significant negative impact on the Company’s shareowners’ deficit. Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs. Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans or to accelerate the timing of required payments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, the Company owned or maintained properties throughout the U.S. and Canada.  Our headquarters is located in Cincinnati, Ohio where we lease approximately 240,000 square feet for executive, administrative and business offices for the Company.  In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in Canada for operations to support our Canadian operations.

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

With regard to the IT Services and Hardware operations, the majority of business and administrative offices are located in leased facilities, which are recorded as either finance or operating leases depending on respective terms.

For additional information about the Company’s properties, see Note 6 to the consolidated financial statements.

Item 3. Legal Proceedings

The Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business.  We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2019, cannot be reasonably determined.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange.

(b) Holders

As of January 31, 2020, the Company had 4,868 holders of record of the 50,529,765 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.

(c) Dividends

In both 2019 and 2018, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock.  In 2019 and 2018, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2020.

(d) Stock Performance

The following graph compares Cincinnati Bell Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
Cincinnati Bell Inc.	$100	$113	$140	$131	$49	$66
S&P 500	$100	$101	$114	$138	$132	$174
S&P Integrated Telecommunication Services	$100	$103	$128	$128	$118	$152

Copyright © 2020 Standard & Poor's, a division of S&P Global. All rights reserved.

Form 10-K Part II	Cincinnati Bell Inc.

(e) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2019 - 12/31/2019	—	$—	—	$124.4

*

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million.  This repurchase plan does not have a stated maturity.

Form 10-K Part II	Cincinnati Bell Inc.

Item 6. Selected Financial Data

We ceased operations of our wireless business as of March 2015.  As a result, wireless financial results during 2015 are presented as discontinued operations.

All shares of common stock and per share information presented in the following table have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented.

Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs, was adopted effective January 1, 2016. As a result, certain note issuance costs were reclassed from "Other noncurrent assets" to "Long-term debt, less current portion." All periods presented in the following table have been recast to present the impact of ASU 2015-03.

ASU 2016-09, Compensation - Stock Compensation, was adopted effective January 1, 2017.  As a result, cash flows related to excess tax benefits were reclassed from "Cash flows from operating activities" to "Cash flows from financing activities." All periods presented in the following table have been recast to present the impact of ASU 2016-09.

ASU 2014-09, Revenue from Contracts with Customers, was adopted effective January 1, 2018.  As a result, there was a change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net), and as such recorded hardware sales net of the related cost of products.  Additionally, contract assets related to fulfillment costs and costs of acquisition were recorded to "Other noncurrent assets."  The periods ending in 2017 and 2016 have been recast to present the impact of ASU 2014-09, respectively.  Financial data for the period ending in 2015 has not been adjusted to reflect the adoption of ASU 2014-09.  See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of Accounting Standards Codification ("ASC") 606.

ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, was adopted effective January 1, 2018.  As a result, expenses related to other components of net benefit cost were reclassed from "Cost of Services," "Selling, general and administrative" and "Other operating costs and losses" to a new line below Operating income, "Other components of pension and postretirement benefit plans expense."  All periods presented in the following table have been recast to present the impact of ASU 2017-07.

ASU 2016-02, Leases, was adopted effective January 1, 2019.  As a result, the Company recognized “operating lease right-of-use assets” and “operating lease liabilities” in the Consolidated Balance Sheets for 2019.  ASU 2016-02 was adopted using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  Financial data for the periods ending in 2018, 2017, 2016 and 2015 have not been adjusted to reflect the adoption of ASU 2016-02. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of ASC 842.

Form 10-K Part II	Cincinnati Bell Inc.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2019	2018 (e)	2017 (f)	2016	2015
Operating Data
Revenue	$1,536.7	$1,378.2	$1,065.7	$1,017.6	$1,167.8
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,443.9	1,264.1	959.1	905.8	1,023.4
Other operating costs and losses (a)	19.7	30.8	51.2	13.0	8.2
Operating income	73.1	83.3	55.4	98.8	136.2
Interest expense	139.6	131.5	85.2	75.7	103.1
Loss on extinguishment of debt, net	—	1.3	3.2	19.0	20.9
Loss from CyrusOne investment (b)	—	—	—	—	5.1
Gain on sale of CyrusOne investment	—	—	(117.7)	(157.0)	(449.2)
(Loss) income from continuing operations	(77.2)	(60.4)	66.7	164.4	290.8
Income from discontinued operations, net of tax	—	—	—	0.3	62.9
Net (loss) income	(66.6)	(69.8)	40.0	103.0	353.7
Basic (loss) earnings per common share from continuing operations	$(1.53)	$(1.73)	$0.70	$2.19	$6.69
Basic earnings per common share from discontinued operations	$—	$—	$—	$0.01	$1.50
Basic (loss) earnings per common share	$(1.53)	$(1.73)	$0.70	$2.20	$8.19
Diluted (loss) earnings per common share from continuing operations	$(1.53)	$(1.73)	$0.70	$2.19	$6.68
Diluted earnings per common share from discontinued operations	$—	$—	$—	$0.01	$1.49
Diluted (loss) earnings per common share	$(1.53)	$(1.73)	$0.70	$2.20	$8.17
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	50.4	46.3	42.2	42.0	41.9
Diluted	50.4	46.3	42.4	42.1	42.0
Financial Position
Property, plant and equipment, net	$1,780.8	$1,844.0	$1,129.0	$1,085.5	$975.5
Total assets (c)	2,653.8	2,730.2	2,187.6	1,561.3	1,446.4
Total long-term obligations (d)	2,270.3	2,263.5	1,948.2	1,429.8	1,485.4
Other Data
Cash flow provided by operating activities	$259.1	$214.7	$203.4	$173.1	$111.0
Cash flow (used in) provided by investing activities	(223.3)	(437.4)	(236.8)	(95.5)	383.2
Cash flow (used in) provided by financing activities	(39.6)	(158.1)	420.2	(75.3)	(544.7)
Capital expenditures	(223.8)	(220.6)	(210.5)	(286.4)	(283.6)

(a)	Other operating costs and losses consist of restructuring and severance related charges (reversals), loss (gain) on disposal of assets - net and transaction and integration costs.
(b)

Losses represent our equity method share of CyrusOne's losses from the date of the IPO through December 31, 2015. Effective January 1, 2016, our ownership in CyrusOne was no longer accounted for using the equity method.

(c)	Total assets include current and noncurrent assets from discontinued operations.
(d)

Total long-term obligations are comprised of long-term debt, less current portion, operating lease liabilities, pension and postretirement benefit obligations, pole license agreement obligation, deferred income tax liabilities and other noncurrent liabilities.  See Notes 1, 8, 9, 10 and 12 to the consolidated financial statements for discussions related to 2019 and 2018.

(e)	Operating data includes Hawaiian Telcom results beginning with the date of acquisition in July 2018.
(f)	Operating data includes OnX results beginning with the date of acquisition in October 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending Acquisition by Brookfield

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management (the “Merger”).  At the effective time of the Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $10.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time.

The consummation of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions, and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the Merger.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The Merger is expected to close by the end of 2020, although there can be no assurance that the Merger will occur by that date. As a result of the Merger, the Company will cease to be a publicly traded company.

Unsolicited Proposal

On January 22, 2020, the Company received an unsolicited, non-binding proposal from an infrastructure fund (the “Fund”) to acquire all of the outstanding Common Shares for $12.00 per share in cash (the “Proposal”). On January 23, 2020, the Company commenced discussions with the Fund regarding the Proposal following the Board of Directors having made the required determinations under the Merger Agreement that allow it to do so.  The Board also reaffirmed its recommendation in support of the Merger.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany and intersegment eliminations.

On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"). The Unified Communications as a Service ("UCaaS"), hardware, and enterprise long distance products and services provided by the Hawaiian Telcom business are included within the IT Services and Hardware segment. The Entertainment and Communications segment includes products delivered by Hawaiian Telcom such as high-speed internet access, digital subscriber lines, ethernet, dedicated internet access, indefeasible right of use ("IRU"), video, voice lines, consumer long distance and digital trunking.

Consolidated revenue totaled $1,536.7 million for the year ended December 31, 2019, an increase of $158.5 million compared to the same period in 2018, primarily due to the acquisition of Hawaiian Telcom.  Hawaiian Telcom contributed $346.7 million and $175.0 million of revenue in 2019 and 2018, respectively.  Revenue growth from the acquisition was partially offset by the decline in Legacy revenue exceeding the growth in revenue from our fiber offerings in Cincinnati as well as the decline of higher margin revenue contributed by General Electric Company (“GE”) of $20.6 million in the Cloud practice.  Fioptics revenue in Cincinnati increased $12.0 million while Legacy revenue in Cincinnati decreased $25.1 million in 2019 compared to the same period in the prior year.

The increases in cost of services and products, selling, general and administrative (“SG&A”), and depreciation and amortization expenses are primarily related to the acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

Operating income in 2019 was $73.1 million, down $10.2 million compared to the same period in 2018.  The revenue contribution from Hawaiian Telcom in addition to the decrease in transaction and integration costs were more than offset by declines in Legacy revenue and increases in cost of services and products, depreciation and amortization and SG&A costs.

Loss before income taxes totaled $77.2 million for the year ended December 31, 2019, resulting in an increase in the loss of $16.8 million as compared to the comparable period in 2018.  In addition to the items impacting operating income, the increased loss before income taxes is primarily due to increased interest expense related to additional debt acquired to fund the acquisition of Hawaiian Telcom.

Consolidated Results of Operations

Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Revenue
Entertainment and Communications	$974.1	$831.1	$143.0	17%	$684.9	$146.2	21%
IT Services and Hardware	562.6	547.1	15.5	3%	380.8	166.3	44%
Total revenue	$1,536.7	$1,378.2	$158.5	12%	$1,065.7	$312.5	29%

Entertainment and Communications revenue increased in 2019 and 2018 compared to the same periods in the prior year primarily due to the acquisition of Hawaiian Telcom, which contributed revenue of $306.6 million and $155.1 million in 2019 and 2018, respectively.  In Cincinnati, the growth in Fioptics partially mitigated the decline in Legacy revenue. Fioptics revenue in Cincinnati totaled $353.2 million, $341.2 million and $309.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, up 4% in 2019 and up 10% in 2018 from the comparable prior year.

IT Services and Hardware revenue increased in 2019 compared to 2018 primarily due to the acquisition of Hawaiian Telcom which contributed revenue of $40.1 million and $19.9 million in 2019 and 2018, respectively.  In addition to the impact of the acquisition, increased revenue from the Communications and Consulting practices was partially offset by lower revenue in the Cloud and Infrastructure Solutions practices.  Cloud revenue decline is primarily due to lower revenue contributed by GE of $20.6 million due to GE insourcing certain cloud services.  Revenue increased in 2018 compared to 2017 primarily due to the acquisition of OnX that closed in the fourth quarter of 2017, and to a lesser extent, the acquisition of Hawaiian Telcom.

Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Cost of services and products
Entertainment and Communications	$445.0	$384.1	$60.9	16%	$304.6	$79.5	26%
IT Services and Hardware	339.6	314.6	25.0	8%	226.4	88.2	39%
Total cost of services and products	$784.6	$698.7	$85.9	12%	$531.0	$167.7	32%

Entertainment and Communications costs increased in 2019 and 2018 compared to the same periods in the prior year primarily due to the acquisition of Hawaiian Telcom which contributed costs of $150.9 million and $80.1 million in 2019 and 2018, respectively.  Excluding the impact associated with the acquisition, costs of services and products decreased $9.9 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, as compared to the comparable periods in the prior year.  The decrease in 2019 compared to 2018 is due to lower contract services costs and lower payroll related costs due to headcount reductions made during restructuring initiatives that were executed in 2017 and 2018. The decrease in 2018 compared to 2017 is due to lower payroll related costs resulting from restructuring initiatives which were partially offset by increased video content costs due to higher rates charged by our content providers.

IT Services and Hardware costs increased in 2019 compared to 2018 due to increased payroll and contractor costs associated with resources utilized to support the revenue growth in the Communications and Consulting practices for the year ended December 31, 2019 as compared to the same period in the prior year.  In addition, Hawaiian Telcom contributed $21.9 million and $9.8 million to cost of services and products in 2019 and 2018, respectively.  Costs increased in 2018 compared to the prior year comparable period primarily due to expense associated with headcount in place for twelve months in 2018 versus three months in 2017 as a result of the acquisition of OnX.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Selling, general, and administrative
Entertainment and Communications	$179.1	$148.0	$31.1	21%	$120.1	$27.9	23%
IT Services and Hardware	153.3	151.1	2.2	1%	97.7	53.4	55%
Corporate	22.0	14.3	7.7	54%	17.3	(3.0)	(17)%
Total selling, general and administrative	$354.4	$313.4	$41.0	13%	$235.1	$78.3	33%

Entertainment and Communications SG&A expenses were up in 2019 and 2018 compared to the same periods in the prior year primarily due to the acquisition of Hawaiian Telcom.  Hawaiian Telcom contributed SG&A expense of $64.2 million and $32.9 million in 2019 and 2018, respectively.  SG&A costs also increased in 2019 compared to the prior year due to an increase in advertising expense and the bad debt reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019 whose collectability remains uncertain.  These increases were partially offset as the segment continues to focus on cost containment and realizing synergies with Hawaiian Telcom.  The increase in 2018 as compared to 2017 was partially offset by lower payroll costs in Cincinnati that are a result of headcount reductions from restructuring initiatives that were executed in the first quarter of 2017.

IT Services and Hardware SG&A costs increased in 2019 compared to the prior year due to additional expense contributed by Hawaiian Telcom.  Hawaiian Telcom contributed SG&A costs of $9.4 million and $5.4 million in 2019 and 2018, respectively.  The increase in 2019 was partially offset by lower payroll costs resulting from headcount reductions carried out in 2018.  SG&A costs were up in 2018 compared to 2017 primarily due to expense associated with headcount in place for twelve months in 2018 versus three months in 2017 as a result of the acquisition of OnX.

Corporate SG&A costs increased in 2019 driven largely by higher payroll related costs.  In 2018, certain functions previously allocated to Corporate were better aligned with the segment these functions support and expenses allocated to those segments, resulting in lower costs in 2018 compared to 2017.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Depreciation and amortization expense
Entertainment and Communications	$255.8	$210.8	$45.0	21%	$163.7	$47.1	29%
IT Services and Hardware	48.9	41.0	7.9	19%	29.1	11.9	41%
Corporate	0.2	0.2	—	0%	0.2	—	0%
Total depreciation and amortization expense	$304.9	$252.0	$52.9	21%	$193.0	$59.0	31%

The increase in Entertainment and Communications depreciation and amortization expense in 2019 and 2018 versus the prior year comparable periods is due to the acquisition of Hawaiian Telcom and the related increase in intangibles and property, plant and equipment.

The increase in IT Services and Hardware depreciation and amortization expense in 2019 compared to the same period in 2018 is due to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements.  Hawaiian Telcom also contributed $3.8 million to depreciation expense in the year ended December 31, 2019.  The increase in 2018 compared to the same period in the prior year is primarily related to the amortization of intangible assets acquired as part of the SunTel Services LLC ("SunTel") and OnX acquisitions, as well as depreciation expense related to acquired property, plant and equipment.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Restructuring and severance related charges
Entertainment and Communications	$4.9	$3.1	$1.8	58%	$27.6	$(24.5)	(89)%
IT Services and Hardware	2.0	4.9	(2.9)	(59)%	5.1	(0.2)	(4)%
Corporate	—	0.3	(0.3)	n/m	—	0.3	n/m
Total restructuring and severance related charges	$6.9	$8.3	$(1.4)	(17)%	$32.7	$(24.4)	(75)%

Restructuring and severance charges recorded in 2019 in the Entertainment and Communications segment are primarily related to a severance program for certain management employees as the Company continues its efforts to realize synergies from the  acquisition of Hawaiian Telcom.  The IT Services and Hardware segment also recorded restructuring and severance charges in 2019 associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring and severance charges recorded in 2018 are primarily related to continued efforts to realize synergies following the acquisitions of Hawaiian Telcom and OnX.  In the fourth quarter of 2018, there was a voluntary severance program ("VSP") for certain management employees in the Entertainment and Communications segment as well as Corporate.  In the second quarter of 2018, the Company incurred severance costs associated with initiatives to reduce costs in the IT Services and Hardware segment.  In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.

In 2017, restructuring and severance related charges were associated with the Company-initiated reorganizations within both segments of the business that resulted in headcount reductions.  The reorganizations were intended to more appropriately align the Company for future growth and reduce field and network costs within our legacy copper network.

Other operating costs			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Other operating costs
Transaction and integration costs	$12.8	$22.5	$(9.7)	(43)%	$18.5	$4.0	22%
Total other operating costs	$12.8	$22.5	$(9.7)	(43)%	$18.5	$4.0	22%

Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the pending acquisition by Brookfield entered into in the fourth quarter of 2019.  Transaction and integration costs incurred in 2018 are due to the acquisition of Hawaiian Telcom that closed in the third quarter of 2018.  Transaction and integration costs incurred in 2017 are due to the acquisition of SunTel in the first quarter of 2017, the acquisition of OnX that closed in the fourth quarter of 2017, and costs incurred leading up to the acquisition of Hawaiian Telcom.

Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Non-operating costs
Interest expense	$139.6	$131.5	$8.1	6%	$85.2	$46.3	54%
Loss on extinguishment of debt, net	—	1.3	(1.3)	n/m	3.2	(1.9)	(59)%
Other components of pension and postretirement benefit plans expense	11.2	12.5	(1.3)	(10)%	16.6	(4.1)	(25)%
Gain on sale of CyrusOne investment	—	—	—	n/m	(117.7)	117.7	n/m
Other (income) expense, net	(0.5)	(1.6)	1.1	(69)%	1.4	(3.0)	n/m
Income tax (benefit) expense	(10.6)	9.4	(20.0)	n/m	26.7	(17.3)	(65)%

Interest expense increased in 2019 compared to the same period in 2018 primarily due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom.  Interest expense increased in 2018 compared to comparable period in the prior year due to financing transactions that took place during the fourth quarter of 2017.  The Company entered into the $600.0 million Tranche B Term Loan due 2024, issued $350.0 million 8% Senior Notes, and repaid the remaining $315.8 million Tranche B Term Loan due 2020 outstanding under its previous Corporate Credit Agreement with the proceeds from the $600.0 million Tranche B Term Loan due 2024.

Other components of pension and postretirement benefit plans expense was lower in 2018 compared to 2017 primarily due to a $4.0 million pension settlement charge for the Cincinnati Bell Pension Plan ("CBPP") in 2017 as a result of the lump sum payments to CBPP participants exceeding the sum of the service cost and interest cost component of net pension cost for the year.

In 2017, the Company recognized a gain of $117.7 million on the sale of 2.8 million CyrusOne common shares.

Income tax expense fluctuates based on changes in income from continuing operations before income taxes, adjusted for non-deductible expenses, as well as rate changes.  In periods without tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses.  Non-deductible expenses related to the Brookfield transaction were incurred during 2019 in the amount of $11.1 million.  Non-deductible expenses related to the acquisitions of Hawaiian Telcom and OnX were incurred during 2018 and 2017 in the amount of $9.0 million and $10.4 million, respectively.  In addition, changes in the valuation allowance impact income tax expense.  In 2018, a valuation allowance of $14.8 million was established against non-deductible interest, which increased by $1.8 million in 2019.  Valuation allowances on state NOLs decreased in 2019 by $2.9 million compared to the prior year.

Form 10-K Part II	Cincinnati Bell Inc.

The Company uses federal and state net operating loss carryforwards to defray payment of federal and state tax liabilities.  The Company also had significant Alternative Minimum Tax (“AMT”) refundable tax credit carryforwards available to offset future income tax liabilities.  The Company made elections on its 2016 and 2017 income tax returns to claim the available portion of these credits in lieu of claiming bonus depreciation.  The Company received refunds of AMT credits in the amounts of $14.9 million and $14.8 million in 2018 and 2017, respectively, related to this matter.  The Company also received a refund of $1.7 million in AMT credits in 2019.  Remaining AMT credits outstanding total $1.7 million and are expected be refunded by 2023.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings.  For the years ended December 31, 2019, 2018, and 2017, we operated two business segments:  Entertainment and Communications and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment.  Intercompany transactions between segments have been eliminated.

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

Consumer/SMB Fiber products include high-speed internet access, voice lines and video.  The Company is able to deliver speeds of up to 30 megabits or more to approximately 75% of Greater Cincinnati and up to 20 megabits or more to approximately 50% of Hawaii’s total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cells.  As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Revenue:
Data	$475.0	$402.6	$72.4	18%	$344.5	$58.1	17%
Video	203.0	183.3	19.7	11%	148.9	34.4	23%
Voice	284.9	244.9	40.0	16%	199.0	45.9	23%
Other	32.8	22.6	10.2	45%	13.7	8.9	65%
Total Revenue	995.7	853.4	142.3	17%	706.1	147.3	21%
Operating costs and expenses:
Cost of services and products	450.4	388.2	62.2	16%	308.6	79.6	26%
Selling, general and administrative	179.1	148.0	31.1	21%	120.1	27.9	23%
Depreciation and amortization	255.8	210.8	45.0	21%	163.7	47.1	29%
Restructuring and severance charges	4.9	3.1	1.8	58%	27.6	(24.5)	(89)%
Total operating costs and expenses	890.2	750.1	140.1	19%	620.0	130.1	21%
Operating income	$105.5	$103.3	$2.2	2%	$86.1	$17.2	20%
Operating margin	10.6%	12.1%		(1.5) pts	12.2%		(0.1) pts
Capital expenditures	$201.3	$194.0	7.3	4%	$186.3	7.7	4%

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Cincinnati
Fioptics
Data
Internet FTTP*	219.2	201.5	17.7	9%	179.6	21.9	12%
Internet FTTN*	31.4	37.5	(6.1)	(16)%	47.0	(9.5)	(20)%
Total Fioptics Internet	250.6	239.0	11.6	5%	226.6	12.4	5%
Video
Video FTTP	112.7	115.0	(2.3)	(2)%	116.5	(1.5)	(1)%
Video FTTN	22.4	24.9	(2.5)	(10)%	30.0	(5.1)	(17)%
Total Fioptics Video	135.1	139.9	(4.8)	(3)%	146.5	(6.6)	(5)%
Voice
Fioptics Voice Lines	106.8	107.6	(0.8)	(1)%	105.9	1.7	2%
Fioptics Units Passed
Units passed FTTP	484.8	472.3	12.5	3%	431.3	41.0	10%
Units passed FTTN	138.6	138.7	(0.1)	0%	140.9	(2.2)	(2)%
Total Fioptics units passed	623.4	611.0	12.4	2%	572.2	38.8	7%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,228	4,565	663	15%	3,919	646	16%
Legacy
Data
DSL	64.0	72.0	(8.0)	(11)%	82.1	(10.1)	(12)%
Voice
Legacy Voice Lines	196.8	226.2	(29.4)	(13)%	262.0	(35.8)	(14)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

			Change	% Change
Metrics information (in thousands):	2019	2018	2019 vs. 2018	2019 vs. 2018
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	55.4	51.6	3.8	7%
Internet FTTN*	12.8	14.3	(1.5)	(10)%
Total Consumer / SMB Fiber Internet	68.2	65.9	2.3	3%
Video
Video FTTP	30.6	33.8	(3.2)	(9)%
Video FTTN	12.1	15.0	(2.9)	(19)%
Total Consumer / SMB Fiber Video	42.7	48.8	(6.1)	(13)%
Voice
Consumer / SMB Fiber Voice Lines	30.0	30.3	(0.3)	(1)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP	173.5	167.0	6.5	4%
Units passed FTTN	72.9	73.5	(0.6)	(1)%
Total Consumer / SMB Fiber units passed	246.4	240.5	5.9	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,651	2,091	1,560	75%
Legacy
Data
DSL	42.9	48.7	(5.8)	(12)%
Voice
Legacy Voice Lines	177.1	197.8	(20.7)	(10)%

*	Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighbor islands

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Twelve Months Ended December 31,
	2019			2018			2017
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$155.4	$32.1	$187.5	$142.5	$13.5	$156.0	$126.3	$—	$126.3
Video	159.5	43.5	203.0	160.1	23.2	183.3	148.9	—	148.9
Voice	36.8	10.9	47.7	37.4	5.4	42.8	33.6	—	33.6
Other	1.5	0.7	2.2	1.2	0.2	1.4	1.1	—	1.1
Total Consumer / SMB Fiber	353.2	87.2	440.4	341.2	42.3	383.5	309.9	—	309.9
Enterprise Fiber
Data	84.9	39.4	124.3	84.3	17.7	102.0	86.1	—	86.1
Legacy
Data	103.4	59.8	163.2	111.8	32.8	144.6	132.1	—	132.1
Voice	126.1	111.1	237.2	143.4	58.7	202.1	165.4	—	165.4
Other	14.1	16.5	30.6	13.5	7.7	21.2	12.6	—	12.6
Total Legacy	243.6	187.4	431.0	268.7	99.2	367.9	310.1	—	310.1
Total Entertainment and Communications revenue	$681.7	$314.0	$995.7	$694.2	$159.2	$853.4	$706.1	$—	$706.1

*Represents Fioptics in Cincinnati.

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $56.9 million in 2019 compared to 2018 primarily due to increased revenue contributed by Hawaiian Telcom of $44.9 million.  Hawaiian Telcom adds 42,700 video subscribers, 68,200 internet subscribers and 30,000 voice subscribers to the existing base of subscribers.  The increase is also a result of the 5% increase in the subscriber base for internet in Cincinnati as we focus our attention on growing the internet FTTP subscriber base.  In addition, the Average Revenue Per User (“ARPU”) increased 4% for both internet and video in Cincinnati as compared to the prior year partially offsetting the decline in video subscribers in Cincinnati.  ARPU increases are related to price increases for internet and video as well as the change in the mix of subscribers for video.

Consumer/SMB Fiber revenue increased by $73.6 million in 2018 compared to 2017 primarily due to revenue contributed by Hawaiian Telcom of $42.3 million.  The remaining revenue increase was due to increases in the subscriber base for internet and voice, as well as rate favorability across all products in Cincinnati.  The internet subscriber base in Cincinnati increased by 5% and the voice subscriber base increased by 2%.  The video subscriber base decreased by 5%; however, rate increases mitigated the impact of this decline on revenue.  The ARPU on a year-to-date basis increased for internet, voice, and video by 3%, 6% and 6%, respectively, compared to the prior year.

Enterprise Fiber

Enterprise Fiber revenue increased year over year primarily due to incremental revenue from Hawaiian Telcom of $39.4 million and $17.7 million for the year ended December 31, 2019 and 2018, respectively.  Hawaiian Telcom Enterprise Fiber includes revenue from the SEA-US cable, metro-ethernet and dedicated internet access.  In addition, enterprise customers are migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 15% and 16% increases in Ethernet Bandwidth in Cincinnati in 2019 and 2018, respectively, and 75% increase in Hawaii in 2019, compared to the comparable periods in the prior year.  The increase to revenue from additional customers is offset by pricing pressures.  In 2018, the increase in revenue contributed by Hawaiian Telcom and migration of customers was partially offset due to a one-time project that was completed in the second quarter of 2017 in the amount of $5.4 million.

Legacy

Legacy revenue increased year over year due to incremental revenue from Hawaiian Telcom of $187.4 million and $99.2 million for the year ended December 31, 2019 and 2018, respectively.  Hawaiian Telcom adds 42,900 DSL subscribers and 177,100 voice subscribers to the existing base of subscribers.  Increased revenue generated by Hawaiian Telcom was partially offset due to declines in both voice lines and DSL subscribers in Cincinnati.  Declines in voice lines and DSL subscribers in 2019 and 2018 have contributed to the declining revenue in both of those years.  Voice lines in Cincinnati declined 13% in 2019 compared to 2018, and 14% in 2018 compared to 2017, as the traditional voice lines become less relevant.  DSL subscribers in Cincinnati decreased by 11% in 2019 compared to 2018, and 12% in 2018 compared to 2017, as subscribers demand the higher speeds that can be provided by fiber.  In addition, declines in DS0, DS1, DS3 and digital trunking have contributed to the revenue decline in both 2019 and 2018 compared to the same periods in the prior year as customers migrate away from these solutions to fiber-based solutions.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Operating Costs and Expenses

Cost of services and products increased in 2019 compared to 2018 primarily due to increased expense contributed by Hawaiian Telcom of $70.9 million.  After considering the impact of the acquisition, costs of services and products decreased by $8.7 million.  This decrease in 2019 compared to 2018 is primarily due to decreases in contract services and payroll costs.  The decrease in contract services is driven by savings realized associated with the Company’s call center.  Lower payroll costs are due to reduced headcount and lower overtime.  The reduced headcount is a result of the restructuring that took place in the prior two years.  Lower overtime is the result of lower video activations as well as the rollout of certain internet installations performed by the consumer.

Cost of services and products increased in 2018 compared to the prior year primarily due to the acquisition of Hawaiian Telcom.  Hawaiian Telcom contributed $80.2 million to cost of services and products in 2018.  Excluding the impact associated with the acquisition, costs of services and products decreased by $0.6 million.  This decrease in 2018 compared to 2017 was primarily due to lower payroll costs due to reduced headcount as a result of the restructuring that took place in the first quarter of 2017.  Network costs were also down due to a large one-time project recognized in the second quarter of 2017.  These decreases were partially offset by higher programming costs resulting from higher rates charged by content providers.

SG&A expenses increased $31.1 million in 2019 compared to the prior year primarily due to increased expense contributed by Hawaiian Telcom of $31.4 million.  In addition, bad debt expense increased related to a reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019, and advertising expense increased due to additional media spending.  These increases were offset as the segment continues to focus on cost containment and realizing synergies with Hawaiian Telcom.  SG&A expenses increased in 2018 compared to 2017 due to the acquisition of Hawaiian Telcom.  Hawaiian Telcom contributed $32.9 million of SG&A expense in 2018.  The increase contributed by Hawaiian Telcom was partially offset by decreased payroll related costs as a result of the restructuring that took place in the first quarter of 2017.  Payroll related costs were down $5.7 million in 2018 compared to 2017.

Depreciation and amortization expenses were up in 2019 compared to the prior year due to increased expense contributed by Hawaiian Telcom of $47.4 million.  Excluding the increase associated with the acquisition, depreciation and amortization expense decreased $2.4 million due to certain property, plant and equipment reaching the end of its useful life.  Depreciation and amortization expenses were up in 2018 compared to 2017 primarily due to the acquisition of Hawaiian Telcom as well as assets placed in service in connection with the expansion of our fiber network in Cincinnati.  Hawaiian Telcom contributed $44.7 million of depreciation and amortization expense in 2018.

Restructuring and severance charges recorded in 2019 are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom.  Restructuring and severance charges were recorded in the fourth quarter of 2018 related to a VSP for certain management employees in Cincinnati as the Company identified efficiencies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in 2017 were related to a VSP for certain bargained employees to reduce field and network costs associated with our legacy copper network.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Capital Expenditures

	Twelve Months Ended December 31, 2019
(dollars in millions)	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$25.3	$9.4	$34.7
Installation	45.1	14.2	59.3
Other	10.6	1.3	11.9
Total Consumer / SMB Fiber	81.0	24.9	105.9
Enterprise Fiber	14.6	9.4	24.0
Other	39.4	32.0	71.4
Total Entertainment and Communications capital expenditures	$135.0	$66.3	$201.3

	Twelve Months Ended December 31, 2018
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$39.1	$5.1	$44.2
Installation	47.8	12.4	60.2
Other	12.2	1.5	13.7
Total Consumer / SMB Fiber	99.1	19.0	118.1
Enterprise Fiber	14.9	10.2	25.1
Other	37.3	13.5	50.8
Total Entertainment and Communications capital expenditures	$151.3	$42.7	$194.0
	Twelve Months Ended December 31, 2017
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$53.8	$—	$53.8
Installation	55.1	—	55.1
Other	15.7	—	15.7
Total Consumer / SMB Fiber	124.6	—	124.6
Enterprise Fiber	19.6	—	19.6
Other	42.1	—	42.1
Total Entertainment and Communications capital expenditures	$186.3	$—	$186.3

*Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks.  The Company is focused on building FTTP addresses, and during 2019, we passed 12,500 FTTP addresses in Cincinnati.  As of December 31, 2019, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to 623,400 residential and commercial addresses, or 75% of our operating territory in Cincinnati.  Cincinnati construction capital expenditures decreased $13.8 million in 2019 compared to 2018 due to passing fewer addresses and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment utilized for installations.  In 2019, Cincinnati installation capital expenditures decreased $2.7 million compared to the prior year.

Cincinnati construction capital expenditures decreased $14.7 million in 2018 compared to 2017 even though we passed 38,800 doors in both 2018 and 2017 due to more efficient capital spending.  In addition, construction costs incurred for Connect America Fund ("CAF") doors totaled $5.5 million in 2017 compared to $1.4 million in 2018.  Cincinnati installation capital expenditures decreased $7.3 million for 2018 compared to 2017 due to fewer video and internet activations in 2018.  Installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment utilized for installations as well as the Company’s implementation of self-installations in Cincinnati which has led to a decrease in the average cost per install.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services.  Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Hawaii construction capital expenditures increased $4.3 million in 2019 compared to 2018 due to building out 5,900 new FTTP addresses in 2019, primarily in rural areas and on the neighbor islands.  Hawaii installation capital expenditures increased $1.8 million compared to the same period in the prior year which only includes six months of activity subsequent to the acquisition close date.  Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers.  Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Cloud services include the design, implementation and on-going management of the customer’s infrastructure.  This includes on-premise, public cloud and private cloud solutions.  The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as building and designing a solution, using either the customer's existing infrastructure or new cloud-based options that transform the way the customer does business.

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

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2019	2018	2019 vs. 2018	2019 vs. 2018	2017	2018 vs. 2017	2018 vs. 2017
Revenue:
Consulting	$152.6	$138.7	$13.9	10%	$77.0	$61.7	80%
Cloud	92.1	98.0	(5.9)	(6)%	81.0	17.0	21%
Communications	198.7	178.5	20.2	11%	160.6	17.9	11%
Infrastructure Solutions	124.0	135.7	(11.7)	(9)%	66.5	69.2	n/m
Total revenue	567.4	550.9	16.5	3%	385.1	165.8	43%
Operating costs and expenses:
Cost of services and products	359.6	335.7	23.9	7%	247.0	88.7	36%
Selling, general and administrative	154.3	152.1	2.2	1%	98.6	53.5	54%
Depreciation and amortization	48.9	41.0	7.9	19%	29.1	11.9	41%
Restructuring and severance related charges	2.0	4.9	(2.9)	(59)%	5.1	(0.2)	(4)%
Total operating costs and expenses	564.8	533.7	31.1	6%	379.8	153.9	41%
Operating income	$2.6	$17.2	$(14.6)	(85)%	$5.3	$11.9	n/m
Operating margin	0.5%	3.1%		(2.6) pts	1.4%		1.7 pts
Capital expenditures	$22.4	$26.4	$(4.0)	(15)%	$24.2	$2.2	9%

	December 31,
Metrics information (in thousands):	2019	2018	Change	% Change
Consulting
Billable Resources	1,034	1,039	(5)	0%

Communications
NaaS Locations	4,047	2,257	1,790	79%
SD - WAN Locations	2,197	803	1,394	n/m
Hosted UCaaS Profiles*	274,654	239,581	35,073	15%

*Includes Hawaii Hosted UCaaS Profiles

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

Revenue

IT Services and Hardware revenue increased $16.5 million in 2019 compared to 2018 due to increased revenue in the Consulting and Communications practices.  Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018.  Communications revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed $23.9 million of revenue in 2019.  In addition, Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-Wan locations.  This increase was partially offset by the decline in one-time Communications projects and legacy long distance revenue decline.  Cloud revenue decreased compared to the prior year as increased revenue from one-time projects was more than offset by lower revenue contributed by GE of $20.6 million.  Infrastructure Solutions revenue also decreased due to a decline in one-time projects and hardware sales.

IT Services and Hardware revenue increased $165.8 million in 2018 compared to the comparable period in 2017.  Consulting and Infrastructure Solutions are the main contributors to this revenue increase in 2018, primarily due the acquisition of OnX in the fourth quarter of 2017.  OnX contributed $87.2 million in Consulting revenue and $85.0 million in Infrastructure Solutions revenue for the year ended 2018 compared to $19.2 million in Consulting revenue and $27.7 million in Infrastructure Solutions for the year ended 2017.  OnX also provided contributions in Cloud revenue, driving the $17.0 million increase in Cloud revenue in 2018 as compared to 2017.  Additionally, Hawaiian Telcom contributed $20.0 million in revenue in 2018, predominantly in Communications.  Increased revenue generated by OnX and Hawaiian Telcom was partially offset by declines in Consulting in 2018 as compared to 2017 due to one significant customer in-sourcing more work rather than outsourcing it to the Company.  Communications revenue experienced growth in 2018 compared to the comparable prior year period.  After consideration of revenue of $11.5 million generated from Hawaiian Telcom, Communications revenue increased $6.4 million in 2018 compared to 2017.  This increased revenue is primarily due to customers migrating to newer technologies partially offset by the decline in legacy offerings.

Operating Costs and Expenses

Cost of services and products is predominantly impacted by fluctuations in the headcount and contractors required to deliver the services within Consulting, Cloud and Communications.  The increase of $23.9 million and $88.7 million in cost of services and products for 2019 and 2018, respectively, as compared to the same periods in the prior year is related to the acquisitions of OnX and Hawaiian Telcom and consists primarily of payroll and contract services costs.

SG&A increased $2.2 million and $53.5 million for 2019 and 2018, respectively, as compared to the same periods in the prior year.  The increase in 2019 is primarily driven by the acquisition of Hawaiian Telcom, which contributed $9.4 million in 2019 compared to $5.4 million in 2018.  The acquisition of OnX contributed an increase of $51.3 million for 2018 as compared to the same period in 2017 in addition to the expense contributed by Hawaiian Telcom.  Increases in SG&A related to the acquisitions in both comparable years were partially offset by lower payroll related costs due to restructuring initiatives executed in 2018 and 2017.

Restructuring and severance charges of $2.0 million recorded in 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.  Restructuring and severance charges of $4.1 million recorded in 2018 are related to costs incurred in order to recognize future synergies as the Company identified efficiencies with the integration of OnX.  In addition, a restructuring charge of $0.8 million was recorded in the second quarter of 2018 associated with a lease abandonment related to an office space that will no longer be utilized.  Restructuring and severance related charges incurred in 2017 related to the reorganization initiated by the Company to better align the segment for future growth.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects.  Capital expenditures in 2019 were primarily related to projects supporting the Cloud and Communications practices.  In addition to success-based projects, the Company incurred $3.9 million in capital expenditures for implementation work associated with internal software projects in 2019.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to acquisition transactions. Corporate costs totaled $35.0 million in 2019, $37.2 million in 2018 and $36.0 million in 2017.

Corporate costs decreased by $2.2 million in 2019 compared to 2018 as increases in payroll related costs and other general and administrative costs were more than offset by lower transaction and integration costs of $9.7 million.  Corporate costs increased in 2018 primarily due to higher transaction and integration costs of $4.0 million partially offset by lower payroll related costs.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2019, 2018 and 2017, we generated $259.1 million, $214.7 million and $203.4 million, respectively, of cash flows from operations. In 2017, dividends were received from our investment in CyrusOne of $1.1 million and proceeds from the monetization of our CyrusOne investment totaled $140.7 million.

The Company’s primary uses of cash are for capital expenditures and debt service.  To a lesser extent, cash is also used to fund our pension obligations, retiree medical obligations, and pay preferred stock dividends.  In 2017 and 2018, cash was also utilized to fund merger and acquisition activity.

Capital expenditures increased $3.2 million and $10.1 million in 2019 and 2018, respectively, as compared to the same periods in the prior year primarily due to incremental capital expenditures contributed by Hawaiian Telcom of $69.3 million and $43.8 million in 2019 and 2018, respectively.  The increases were partially offset by reductions in expenditures in the Entertainment and Communications segment in Cincinnati of $16.3 million and $35.0 million in 2019 and 2018, respectively, as compared to the comparable periods in the prior year due to lower construction costs and installation capital expenditures year over year.

In July 2018, the Company completed the acquisition of Hawaiian Telcom.  Net proceeds received from the $350 million 8% Senior Notes in the fourth quarter of 2017, combined with a draw on the Revolving Credit and Receivable Facilities in the third quarter of 2018, were utilized to finance in part the cash portion of the merger agreement and the payoff of the Hawaiian Telcom debt of $314.7 million.  In the fourth quarter of 2017, net proceeds totaling $577.0 million related to the issuance of the Tranche B Term Loan due 2024 were used to repay the remaining $315.8 million outstanding principal amount of the Tranche B Term Loan due 2020 as well as the related accrued interest. The remaining proceeds of the Tranche B Term Loan due 2024 were used to fund the acquisition of OnX that closed in October 2017.  The proceeds covered the purchase price, $77.6 million for repayment of outstanding debt, and associated transaction costs.

Interest payments were $129.3 million, $131.7 million and $65.7 million in 2019, 2018 and 2017, respectively. Interest payments decreased in 2019 compared to the prior year primarily due to payments in 2018 which included $3.5 million of accrued interest related to Hawaiian Telcom.  The increase in 2018 compared to 2017 is due to additional debt incurred to fund the acquisitions completed in 2018 and 2017, respectively. Our contractual debt maturities in 2020, including finance lease obligations and other financing arrangements, are $22.7 million and associated contractual interest payments are expected to be approximately $130 million.

As of December 31, 2019, we had $154.8 million of short-term liquidity, comprised of $11.6 million of cash and cash equivalents, $143.0 million of undrawn capacity on our Revolving Credit Facility and $0.2 million available under the Receivables Facility.  While we expect to continue to renew the Receivables Facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Long-term view, including debt covenants

As of December 31, 2019, the Company had $1.9 billion of outstanding indebtedness and an accumulated deficit of $2.8 billion. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2024.  In addition, we have ongoing obligations to fund our qualified pension plans.  Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the then-existing Corporate Credit Agreement.  The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2019, these ratios and limitations include a maximum consolidated secured total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements. The agreements and instruments governing our debt and financing arrangements are complicated, and you should consult such agreements and instruments which are filed with the SEC for more detailed information.

As of December 31, 2019, the Company was in compliance with the Credit Agreement covenants and ratios.

Form 10-K Part II	Cincinnati Bell Inc.

Certain of our variable rate debt, including debt under the Revolving Credit Facility and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in 2021 or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of December 31, 2019.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2019 was $259.1 million, an increase of $44.4 million compared to 2018. Hawaiian Telcom contributed operating cash flow of approximately $92.0 million in 2019 compared to approximately $18.0 million in 2018.  In addition, the increase was due to lower restructuring and transaction and integration payments of $2.1 million and $33.9 million, respectively, compared to 2018.  These increases were partially offset by lower tax refunds of $13.2 million for AMT refundable tax credits in 2019 compared to 2018, lower contribution due to loss of GE cloud revenue in 2019 and unfavorable working capital.

Cash provided by operating activities during 2018 was $214.7 million, an increase of $11.3 million compared to 2017.  The increase was primarily due to contributions from recent acquisitions, lower restructuring payments of $13.0 million compared to 2017, and improved working capital.  These increases were partially offset by increased interest payments of $66.0 million and increased payments for transaction and integrations costs of $24.8 million in 2018 compared to 2017.

Cash flows from investing activities

Cash used by investing activities totaled $223.3 million 2019, a decrease of $214.1 million compared to the prior year, primarily due to the acquisition of Hawaiian Telcom in 2018.

Cash used by investing activities totaled $437.4 million in 2018, an increase of $200.6 million compared to 2017, primarily due to the acquisition of Hawaiian Telcom.  In 2017, cash used for the acquisition of OnX was partially offset by cash provided by the sale of our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totalling $140.7 million.

Cash flows from financing activities

Cash used in financing activities was $39.6 million in 2019.  In 2019, the Company made debt repayments of $21.5 million related to finance leases and the Tranche B Term Loan due 2024.  Additionally, the Company made net debt repayments of $6.1 million related to the Revolving Credit and the Receivables Facilities.

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

Dividends paid on the Company’s preferred stock totaled $10.4 million in each of 2019, 2018 and 2017.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends

Entertainment and Communications

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products.  In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide.  We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that more than 60% of Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to two years ago when less than 30% subscribed to such speeds.  As of December 31, 2019, more than 40% of internet customers in Hawaii subscribe to speeds of 100 megabits or more.

During 2020, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and FTTN.  Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to see a decline in video subscribers as well as FTTN and DSL internet subscribers.  In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to the acquisition of Hawaiian Telcom.  In 2020, we plan to invest approximately $100 million for Consumer/SMB Fiber, including construction, installation and value-added services.  Our focus for 2020 in both the Cincinnati and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, increase penetration, and drive operational efficiencies.  We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides.  Furthermore, we will apply a similar strategy as we identify opportunities to expand our network footprint in areas outside the Greater Cincinnati market.

For our enterprise fiber customers, we expect to continue to see a migration from Legacy products and copper-based technology to higher bandwidth fiber solutions as evidenced by the 15% and 75% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, in 2019 compared to 2018.

IT Services and Hardware

The Company's strategy for future growth is to diversify the geographies in which it operates.  As a part of executing this strategy, in February 2017, the Company completed the acquisition of SunTel, a regional provider of network security, data connectivity, and unified communications solutions based in Troy, Michigan, and in October 2017 completed the acquisition of OnX, with locations throughout the U.S., Canada and Europe.  The expectation is that these acquisitions will continue to provide future growth opportunities in the IT Services and Hardware segment by providing additional geographies to operate within, and an expanded customer base in which to sell our products and services.  In addition, the acquisitions create synergies and opportunities for cost savings.

In 2020, the Company will continue to focus on expanding products and services to our customer base with our full stack of products from simple hardware sales through managed voice and software defined network management, creating contractual recurring revenue streams.  We expect budget constraints by certain customers will continue to put pressure on our revenue and operating income in the future, increasing the need to diversify.  In addition, as more customers migrate to the public cloud, we will see declines in the demand for Infrastructure products.  However, this trend can provide an opportunity in the form of consulting as we have IT professionals that can develop the strategy to guide customers through this migration.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,866.2	$6.0	$200.5	$1,221.8	$437.9
Interest payments (2)	597.9	120.4	233.4	198.6	45.5
Finance leases (3)
Principal amount	73.8	14.3	17.6	10.4	31.5
Interest payments (2)	23.1	4.6	7.0	5.3	6.2
Non-cancellable operating lease obligations	57.1	13.3	14.1	8.6	21.1
Purchase obligations (4)	363.8	363.8	—	—	—
Pension and postretirement benefits obligations (5)	52.4	17.9	11.9	9.9	12.7
Unrecognized tax benefits (6)	21.9	2.1	—	—	19.8
Other liabilities (7)	108.9	12.8	9.0	14.7	72.4
Total	$3,165.1	$555.2	$493.5	$1,469.3	$647.1

(1)	Excludes net unamortized discounts and premiums.
(2)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2019.
(3)	Includes finance lease obligations primarily related to vehicles, network equipment used in the deployment of our fiber network, and wireless towers assumed from our discontinued operations.
(4)

Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, video content, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

(5)

Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts for 2020 include approximately $8 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2020, its contractual obligation related to postretirement obligations only extends through 2020.  Amounts for 2020 through 2026 include approximately $24 million of estimated cash contributions to the qualified pension plans.  Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions.  Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

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

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business.  We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of the those contingencies that are probable and able to be estimated.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2019, cannot be reasonably determined.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Form 10-K Part II	Cincinnati Bell Inc.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $10.5 million as of December 31, 2019.  In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events.  The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

Reviewing the Carrying Values of Goodwill — The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment.  Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests.  A quantitative analysis was performed in 2019 and 2018 and a qualitative analysis was performed in 2017.  The Company performs impairment testing of goodwill on an annual basis or when events or changes in circumstances indicate that an asset may be impaired.  We perform our annual impairment tests in the fourth quarter when our five-year plan is updated.

Management estimates the fair value of each reporting unit using a combination of valuation methods, including both income-based and market-based methods.  The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions.  Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach.  The market-based approach utilizes earnings multiples from comparable publicly-traded companies.  No goodwill impairment losses were recognized in 2019, 2018 or 2017.

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill.  The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, and discount rate selection and market multiples.  These assumptions are subject to change as the Company's long-term plans and strategies are updated each year.  As of December 31, 2019, each reporting unit had a fair value that exceeded its carrying value in the goodwill impairment test.

While none of our reporting units recorded a goodwill impairment in 2019, we determined the IT Services and Hardware is our only reporting unit with material goodwill where the estimated fair value does not substantially exceed the carrying value. The estimated fair value of the reporting unit exceeds its carrying amount by approximately 23 percent. Total goodwill in this reporting unit is $148.1 million. The goodwill in this reporting unit is primarily attributable to OnX, which was acquired and recorded at fair value in the fourth quarter of 2017. As a result, we did not expect the estimated fair value would exceed the carrying value by a significant amount. We valued this reporting unit using an income approach based on its expected future cash flows and a market approach. The critical assumptions that factored into the valuation are the projected future revenues and EBITDA margins of the business as well as the discount rate used to present value these future cash flows.

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

The Company has net operating loss carryforwards at the federal, state and local levels.  Federal net operating loss carryforwards are available to offset taxable income in current and future periods.  Federal operating loss carryforwards of $125.6 million will expire in 2023 and are not currently limited under U.S. tax laws.  The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.  Based on current income levels and anticipated future reversal of existing temporary differences, management expects to fully utilize its federal net operating loss carryforwards within their expiration periods.  However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain as changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets.  A change in ownership, as defined in Section 382 of the Internal Revenue Code, could limit the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

A valuation allowance of $49.3 million and $48.7 million has been recognized as of December 31, 2019 and 2018, respectively.  While the valuation allowance is primarily against state and local net operating losses, it also includes $16.6 million against non-deductible interest and $5.3 million against Texas margin credits which are unlikely to be realized as of December 31, 2019.  The valuation allowance included $14.8 million against non-deductible interest and $5.3 million against Texas margin credits as of December 31, 2018.

As of December 31, 2019 and 2018, the liability for unrecognized tax benefits was $21.9 million and $22.0 million, respectively.  The liability is representative of governmental authorities' interpretation of tax law differing from the Company's interpretation.  As of December 31, 2019, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $21.7 million.  It is reasonably possible that existing unrecognized tax benefits related to a federal sequestration of AMT credits could decrease by $2.1 million within the next 12 months. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

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

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives.  We also provide healthcare and group life insurance benefits for eligible retirees.  The measurement date for our pension and postretirement obligations is as of December 31.  When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary.  No amendments to the plan were made during 2019 or 2018.

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

Discount rate

A discount rate is used to measure the present value of projected benefit obligations.  The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments.  Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date.  As of December 31, 2019 and 2018, the average discount rate used to value the Cincinnati pension plans was 3.10% and 4.20%, respectively, while the average discount rate used to value the Cincinnati postretirement plans was 3.20% and 4.30%, respectively.  As of December 31, 2019 and 2018, the average discount rate used to value the Hawaii pension plans was 3.10% and 4.20%, respectively, while the average rate used to value the Hawaii postretirement plans was 3.30% and 4.40%, respectively.  Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns.  For the year ended December 31, 2019 and 2018, the estimated long-term rate of return on the Cincinnati pension plan assets was 6.50% and 7.00%, respectively.  For the year ended December 31, 2019 and 2018, the estimated long-term rate of return on the Hawaii pension plan assets was 6.50% and 7.00%, respectively.  The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return.  Actual asset returns for the Cincinnati pension trusts were gains of 23.90% in 2019 and losses of 7.92% in 2018.  Actual asset returns for the Hawaii pension trusts were gains of 18.32% in 2019 and losses of 4.44% in 2018.  In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner.  Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.  As of both December 31, 2019 and 2018, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 6.5%.  As of both December 31, 2019 and 2018, the healthcare cost trend rate used to measure the Hawaii postretirement health benefit obligations was 6.8%.  As of December 31, 2019, the healthcare cost trend rate is assumed to decrease gradually to 4.5% and 5.0% by the year 2024 and 2026 for the Cincinnati and Hawaii plans, respectively.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes.  Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2019:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($19.9)/$19.9	($0.6)/$0.6	($3.4)/$3.8	($0)/$0
Expected return on assets	+/- 0.5%	n/a	($1.7)/$1.7	n/a	($0)/$0
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	($1.4)/$1.5	($0.1)/$0.1

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2019:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($7.0)/$7.0	($0.5)/$0.5	($2.3)/$2.5	($0.1)/$0.1
Expected return on assets	+/- 0.5%	n/a	($0.7)/$0.7	n/a	n/a
Healthcare cost trend rate	+/- 1.0%	n/a	n/a	n/a	n/a

At December 31, 2019 and 2018, unrecognized actuarial net losses were $215.3 million and $234.0 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs.  Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur.  Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service life of active employees for the Cincinnati pension plans (approximately 8-11 years) and average remaining life expectancy of retirees for the Cincinnati postretirement plans (approximately 14-17 years).  The accumulated gains or losses associated with the Hawaii plans do not exceed the corridor requiring amortization.

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation.  Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation.  Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security.  Since January 2017, the FCC has focused on eliminating burdensome and unnecessary regulations that impede broadband investment.  We expect this trend to continue, and we will monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers.  The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs.

In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband.  These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund ("CAF") to bring broadband to unserved areas.  Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Hawaiian Telcom received $1.4 million in Phase I support and has completed its Phase I buildout. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs.  In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support that was available to them.  Carriers accepting the Phase II support commitment have the funds available for a six-year period and must complete their commitment by the end of 2020.  Cincinnati Bell Telephone (“CBT”) accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations.  Hawaiian Telcom accepted $4.4 million to build to 11,081 locations in Hawaii over the six-year award period.

In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction.  Under this reverse auction, up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country.  There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion.  Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term.  CBT and Hawaiian Telcom were both winning bidders.  As a result, CBT will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.1 million to build to 3,936 unserved locations.  CBT and Hawaiian Telcom auction support distributions began in May 2019 and will continue until May 2029.  The build out to all funded auction locations must be completed by December 31, 2025.

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program.  The FCC anticipates distributing $16.0 billion via a reverse auction to be held in late 2020.  The remaining $4.4 billion will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available.  The Order also extended the current price cap CAF II support for an additional year (through 2021).  CBT and Hawaiian Telcom have the opportunity to accept the seventh year of CAF II support and will also evaluate whether to bid on any eligible areas in the upcoming RDOF Phase I auction.

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

Terminating switched access and reciprocal compensation rates were phased out over a six-year period that concluded in 2018 for price cap carriers including CBT and Hawaiian Telcom.  The plan contains a mechanism that enables ILECs to recover some of the lost revenue from increased end-user charges, which CBT and Hawaiian Telcom have utilized to the fullest extent possible.  The transition and recovery mechanism for originating access and transport rates has not yet been established by the FCC.  However, during 2018, the FCC released its proposal for transitioning originating access charges for 8XX calls to bill and keep.  Although the public comment period on this proposal has concluded, the FCC has not yet issued a decision.  The Company is monitoring this proceeding, but will not know the full impact until the FCC adopts final rules, particularly as it relates to any recovery mechanism to offset proposed rate reductions.

Form 10-K Part II	Cincinnati Bell Inc.

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

In April 2017, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation.  Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided.  The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report.  Price regulation will be eliminated for these TDM end user services in competitive counties. In non-competitive counties price regulation will continue, although carriers are permitted to offer contract tariffs and volume and term discounts.  The Order requires all price cap companies to remove all competitive BDS services from their tariffs by August 2020.  The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s CBT ILEC territory as competitive, and in Hawaii four of the five counties were deemed competitive.  In November 2017, Hawaiian Telcom filed an application with the FCC to discontinue offering BDS services in Kalawao County (the non-competitive county).  This application was granted in January 2018 and Hawaiian Telcom subsequently filed to detariff all BDS services statewide.  At this time, CBT’s BDS services remain under tariffs, but those BDS services offered in the competitive counties will be detariffed prior to the 2020 deadline. Nearly all of the Company’s current special access revenue is derived from the competitive counties.  In August 2018, the US Court of Appeals for the Eighth Circuit vacated and remanded the ex ante deregulation of DS1 and DS3 transport services.  However, in July 2019, the FCC adopted an Order in response to the remand and reaffirmed its previous conclusion that DS1 and DS3 transport services are competitive nationwide.  As a result, price cap carriers must remove these services from their Special Access tariffs by August 1, 2020.

Unbundled Network Elements

Under rules adopted pursuant to the Telecommunications Act of 1996, ILECs have been required to unbundle the components of their network and provide the unbundled network elements ("UNE's") to requesting competitive local exchange carriers at cost-based rates set by state public utility commissions in the 1990’s. The rules also required ILECs to resell their voice service to requesting competitive carriers at wholesale rates set by state regulators. In May 2018, USTelecom – The Broadband Association (“USTelecom”) filed a petition with the FCC seeking forbearance from the unbundling and resale rules for all ILECs. On July 10, 2019, the FCC granted the requested forbearance for unbundled DS1 and DS3 transport and on August 2, 2019, it granted forbearance from UNE loop and resale requirements. Specifically, it granted forbearance from the unbundling requirements for DS1 and DS3 transport along routes where competitive fiber is present within a half mile of the ILEC wire center endpoints that trigger the unbundling obligation. As it relates to UNE loops and resale, forbearance was granted for analog voice-grade copper loops and the avoided-cost resale requirements. While Cincinnati Bell’s ILECs may benefit from the ability to charge competitive commercially negotiated prices for these facilities and services following the three-year transition period required by the Order, the Company’s competitive carrier operations will likely see increased prices for such facilities currently purchased from other ILECs. As a result, the Company is reviewing its current UNE purchases to determine where to transition to commercial agreements for these facilities versus deploying its own facilities and will pursue the most cost effective solution in each market.  In November 2019, the FCC opened a new proceeding to consider whether to update the remaining unbundling and resale obligations that apply to ILECs.  Specifically, the FCC has proposed eliminating most remaining unbundling obligations with the exception of mass-market broadband-capable loops in rural areas.  The Company does not anticipate a decision by the FCC on this in the near-term.

IP Transition

In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched TDM networks to Internet Protocol (“IP”) networks.  Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014, and during 2015 and 2016, the FCC adopted several orders imposing additional requirements on service providers seeking to transition their networks from copper to fiber.  However, during the second quarter of 2017, the FCC opened several proceedings aimed at removing barriers to wireline and wireless broadband deployment and proposed reversing several of the additional requirements imposed in 2015 and 2016.  Following this review, in November 2017, the FCC revised its rules to streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service to speed the transition from legacy copper-based TDM services to IP services.  It also reformed the pole attachment rules to make it easier for providers to attach equipment necessary for next-generation networks.  In 2018, the FCC adopted additional changes aimed at streamlining the pole attachment process and preempting state and local processes considered to be detrimental to broadband deployment, particularly the small cells that will be used for 5G networks.  The Company does not anticipate any significant financial impact due to these proceedings.

Form 10-K Part II	Cincinnati Bell Inc.

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

In conjunction with the adoption of the 2005 wireline broadband Internet access order, the FCC adopted a policy statement intended to ensure that broadband networks are widely deployed, open, affordable, and accessible to all consumers.  In April 2010, the D.C. Circuit Court of Appeals issued an opinion finding that an FCC enforcement action regarding Comcast's network management practices exceeded the FCC's authority, causing the FCC to reassess its approach to crafting net neutrality rules.  In December 2010, the FCC adopted net neutrality rules that required broadband providers to publicly disclose network management practices, restricted them from blocking Internet content and applications, and prohibited fixed broadband providers from engaging in unreasonable discrimination in transmitting traffic.  In January 2014, the D.C. Circuit Court of Appeals vacated the net neutrality order’s anti-blocking and anti-discrimination requirements finding that they were akin to common carrier regulation.  However, the Court upheld the transparency and disclosure requirements and found that the FCC has general authority under Section 706 of the Communications Act to promulgate rules to encourage broadband deployment.  In response to the Court’s decision, the FCC adopted new rules in February 2015 under which it reclassified broadband Internet access as a telecommunications service under Title II of the Communications Act.  Although these new rules were appealed by numerous parties, in June 2016, the D.C. Circuit Court of Appeals upheld the FCC’s new rules in their entirety.  In November 2016, the FCC adopted an order establishing broadband privacy and security requirements for Internet service providers using its authority under Title II.  The restrictive new privacy rules diverged from the Federal Trade Commission framework that had for years set the standard for protecting Internet users’ privacy.

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

Robocalls

During 2019, the FCC took several steps to mitigate the impact of illegal robocalls and spoofed calls on consumers and businesses, including the Chairman calling on the largest voice service providers to “voluntarily” adopt the secure telephone identity revisited signature-based handling of asserted information using tokens (“STIR/SHAKEN”) call authentication standards developed by the Alliance for Telecommunications Industry Standards (“ATIS”).  In addition, in December 2019, Congress passed and the President signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“Pallone-Thune TRACED Act”).  Under the Pallone-Thune TRACED Act, within 18 months, all voice service providers must implement the STIR/SHAKEN framework in their IP networks and take reasonable measures to implement an effective call authentication framework in their non-IP networks.  The Company is taking the steps necessary to implement the required call authentication frameworks within the Pallone-Thune TRACED Act timeframes.

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

In Ohio, statutory changes enacted by the Ohio General Assembly in 2005 gave the Public Utilities Commission of Ohio (“PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218).  As a result of that legislation, the Company received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges.  In September 2010, the Ohio General Assembly passed Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's alternative regulation legislation, and authorized additional pricing flexibility for ILEC basic local exchange service (“BLES” - a standalone access line not bundled with other services) upon a competitive showing by the ILEC.  CBT filed an application for pricing flexibility under the new rules and, in January 2011, received authority to increase the monthly rate for a standalone local service line throughout its Ohio serving area by $1.25 annually. Nearly all other retail services were removed from rate regulation, including local service lines bundled with other services.  Substitute SB 162 also provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards beginning in January 2011.  In June 2015, House Bill 64 was enacted, which included provisions that could relieve ILECs from their carrier of last resort obligations, pending the outcome of the FCC’s IP Transition proceeding.  As part of the provisions of HB 64, the PUCO is currently conducting a process that would assist in the identification of BLES customers that might not have a competitive alternative should the ILEC withdraw BLES as part of its transitioning from a circuit-switched TDM network to an IP Network.  The 2015 rules have the potential to provide CBT with substantial regulatory relief in Ohio in the future; however, there is no impact in the near-term.  Finally, in December 2018, the General Assembly passed House Bill 402 giving ILECs the ability to increase the monthly BLES rate by $2.00 annually.  Beginning in 2022, BLES rate regulation will cease entirely in exchanges in which the ILEC demonstrates that it has lost more than 50% of its access lines.  The 2018 legislation also limited the PUCO’s authority over other aspects of telecom regulation, including eliminating the PUCO’s authority to review and approve mergers and acquisitions for telecom companies.

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

Hawaii - In Hawaii, the legislature and the Hawaii Public Utilities Commission (“HPUC”) have taken steps over the last decade to reduce rate regulation of some of the services of the Company’s Hawaiian Telcom subsidiaries.

In 2009 and 2010, the Hawaii State Legislature required the HPUC to treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter island), central exchange (Centrex), most residential and business local exchange services, integrated service digital network (ISDN) private lines and special assemblies, and directory assistance, as “fully competitive” under the HPUC’s rules with certain qualifications. As a result, HPUC approval and cost support filings were no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings were required to be priced above the service’s long run incremental cost and HPUC retained the ability to suspend and investigate any offering.  In 2012, the Hawaii State Legislature passed legislation that gave Hawaiian Telcom pricing flexibility to increase tariffed intrastate rates for any retail telecommunications service without approval from the HPUC, with the exception of basic exchange service (i.e., single line residential and single line business services).

In May 2019, the Hawaii State Legislature granted nearly full pricing flexibility to telecommunications carriers, including Hawaiian Telcom, for intrastate telecommunications services.  Rate changes for retail telecommunications services no longer need to be filed with and approved by the HPUC except for any price increase greater than $6.50 on an annual basis for basic exchange services in counties with a population of less than 500,000.  In addition, the traditional cost-of-service regulatory framework that required cost support for retail telecommunications service offerings and pricing above a service’s long run incremental cost are no longer applicable; however, the HPUC retains the ability to investigate any offering.  The legislation also eliminated the requirements for providers of fully competitive retail telecommunications services to obtain HPUC approval for financing and the sale or encumbrance of regulated property and assets, except when such sale or encumbrance occurs as part of a merger or consolidation with any other public utility.  Additional relief was also granted on reporting affiliated transactions and accidents.  Based on these regulatory reforms, the Company can now compete more effectively in Hawaii by making decisions based on marketplace dynamics and other economic information.

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

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections.  Statements that are not historical facts, including statements concerning plans, objectives, goals, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, business trends, statements regarding the proposed merger with Brookfield Infrastructure (‘the merger”) and the expected timetable for completing the merger, are forward-looking statements.  Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “will”, “may,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements, including, but not limited to:

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

•

The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs;

•	The Company generates a substantial portion of its revenue by serving a limited geographic area;
•

One large customer accounts for a significant portion of the Company’s accounts receivable.  The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows;

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

•	The Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company's growth or cause it to lose customers;
•	A failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition;

Form 10-K Part II	Cincinnati Bell Inc.

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

•	The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control;
•	The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;
•	There are material uncertainties and risks associated with the proposed Merger Agreement and Merger.

•	The proposed Merger may not be completed in a timely manner or at all.

•	Failure to complete the Merger could negatively impact the Company’s business, financial results and stock price.

•	The Company has incurred, and will incur, substantial direct and indirect costs as a result of the Merger.
•	The trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;
•	The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;
•	The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates.  The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Revolving Credit Facility and Receivables Facility, as well as changes in current rates compared to that of its fixed rate debt.  Certain of our variable rate debt, including debt under the Credit Agreement and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in 2021 or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

The Company's management periodically employs interest rate hedge contracts, such as swaps, to manage exposure to interest rate risk.  The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $1,085.2 million principal amount of fixed rate debt outstanding as of December 31, 2019 and 2018, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts.  The estimated aggregate fair market value of this debt was $1,137.5 million and $904.4 million as of December 31, 2019 and 2018, respectively.  At December 31, 2019, the weighted average interest rate on fixed-rate debt is 7.3%.

At December 31, 2019, the Company had variable-rate borrowings of $25.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $131.5 million of borrowings under the Receivables Facility, and $57.0 million of borrowings under the Credit Agreement's Revolving Credit Facility.  The estimated aggregate fair market value of this debt was $214.1 million as of December 31, 2019.  At December 31, 2018, the Company had variable-rate borrowings of $298.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $176.6 million of borrowings under the Receivables Facility, and $18.0 million of borrowings under the Credit Agreement's Revolving Credit Facility. The estimated aggregate fair market value of this debt was $481.2 million as of December 31, 2018.  At December 31, 2019, the weighted average interest rate on variable-rate debt is 3.9%.  A hypothetical increase or decrease of one hundred basis points in the LIBOR rate would increase or decrease our annual interest expense by $2.3 million.

At December 31, 2019, the Company had $592.5 million of variable rate debt outstanding under the Tranche B Term Loan due 2024 with $567.0 million of related floating-to-fixed interest rate swaps. The interest rate swaps are comprised of one swap with a notional amount of $300.0 million and three swaps with a notional amount $89.0 million each. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 2.938%, 2.275%, 2.244% and 2.328%, respectively, plus the applicable margin per the requirements in the Credit Agreement. If the underlying LIBOR interest rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2019 would increase by $18.5 million or decrease by $12.9 million. The $300.0 million swap expires in June 2023 and the three $89.0 million swaps expire in March 2024. At December 31, 2018, the Company had $598.5 million of variable rate debt outstanding under the Tranche B Term Loan due 2024 with $300.0 million related to a floating-to-fixed interest rate swap. The swap effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 2.938% plus the applicable margin per the requirements in the Credit Agreement. If the underlying LIBOR interest rate increased or decreased by 100 basis points, the aggregate fair market value of the swap at December 31, 2018 would increase by $11.5 million or decrease by $11.0 million. The swap expires in June 2023. For further information, see Footnote 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 24, 2020

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement as of and for the year ended December 31, 2019, of the Company and our report dated February 24, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases, during 2019.

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

February 24, 2020

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareowners’ deficit and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), during 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Valuation Allowance — Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred taxes (including Federal net operating loss carryforwards, or “NOL carryforwards”) for temporary differences between the financial statement and income tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. In addition, valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. As of December 31, 2019, the Company has recorded a valuation allowance of $16.6 million to reduce the deferred tax asset related to non-deductible interest to an amount that is more likely than not realizable. The ultimate realization of the remaining Federal deferred tax assets depends upon the Company’s ability to generate future taxable income in an amount sufficient to utilize such deferred tax assets prior to any applicable expiration periods.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2019, the Company had $777.1 million of federal net operating loss carryforwards with a deferred tax asset value of $163.2 million. Approximately $125.6 million of the Federal NOL carryforwards expire in 2023. In addition, the Company has recognized cumulative pre-tax losses for financial statement purposes over the previous three-year period ended December 31, 2019, requiring the Company’s projections of future taxable income to be based on objectively verifiable historical results. Based on those projections, management believes the Company will realize the unreserved, net of any valuation allowances, Federal deferred tax assets (including all Federal NOL carryforwards) prior to their expiration.  While U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities, the Company also expects to fully utilize the net operating loss carryforwards associated with their 2018 acquisition of Hawaiian Telcom Holdco, Inc.

We identified management's assertion that the unreserved Federal deferred income tax assets are more likely than not going to be realized as a critical audit matter due to the significance of management's judgments and the inherent uncertainty in forecasting financial results, coupled with the specialized tax knowledge that is necessary to accurately schedule future taxable income and deductions. A high degree of auditor judgment and the involvement of our tax specialists was required when performing audit procedures to evaluate management’s assertions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s assertion that the unreserved Federal deferred tax assets (including Federal NOL carryforwards) are more likely than not realizable included the following:

•	We tested the effectiveness of the Company’s controls over income taxes, including those over the calculation of the valuation allowance and the projections of future taxable income.
•	We evaluated management’s projections of future taxable income by:
•

Evaluating management’s ability to accurately project future reversals of temporary differences including the use of tax planning strategies by comparing these projections to historical results and our understanding of anticipated future events.

•	Testing the reasonableness of management’s determination of the Company’s objectively verifiable income by:
•	Testing that amounts therein agree to historical results
•	Testing the normalization for appropriate non-recurring items
•	Evaluating that non-deductible interest amounts are reasonable based on prior year historical results.

•	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the unreserved Federal deferred tax assets.
•	We tested the mathematical accuracy of the Company’s valuation allowance analysis.
•	We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.
•	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 24, 2020

We have served as the Company's auditor since 2005.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11.6	$15.4
Receivables, less allowances of $14.3 and $13.0	307.7	342.8
Inventory, materials and supplies	44.6	46.5
Prepaid expenses	28.3	30.7
Other current assets	11.6	10.5
Total current assets	403.8	445.9
Property, plant and equipment, net	1,780.8	1,844.0
Operating lease right-of-use assets	35.8	—
Goodwill	160.5	157.0
Intangible assets, net	155.4	168.1
Deferred income tax assets	59.3	47.5
Other noncurrent assets	58.2	67.7
Total assets	$2,653.8	$2,730.2
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$22.3	$20.2
Accounts payable	284.6	331.9
Unearned revenue and customer deposits	59.1	55.9
Accrued taxes	29.1	24.8
Accrued interest	26.8	26.8
Accrued payroll and benefits	49.0	42.9
Other current liabilities	52.6	39.2
Total current liabilities	523.5	541.7
Long-term debt, less current portion	1,901.3	1,909.6
Operating lease liabilities	32.1	—
Pension and postretirement benefit obligations	215.5	230.6
Pole license agreement obligation	38.0	39.1
Deferred income tax liabilities	11.7	11.4
Other noncurrent liabilities	71.7	72.8
Total liabilities	2,793.8	2,805.2
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2019 and 2018; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,420,700 and 50,184,114 shares issued and outstanding at December 31, 2019 and 2018, respectively	0.5	0.5
Additional paid-in capital	2,676.2	2,680.0
Accumulated deficit	(2,776.0)	(2,709.4)
Accumulated other comprehensive loss	(170.1)	(175.5)
Total shareowners’ deficit	(140.0)	(75.0)
Total liabilities and shareowners’ deficit	$2,653.8	$2,730.2

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,536.7	$1,378.2	$1,065.7
Costs and expenses
Cost of services and products, excluding items below	784.6	698.7	531.0
Selling, general and administrative	354.4	313.4	235.1
Depreciation and amortization	304.9	252.0	193.0
Restructuring and severance related charges	6.9	8.3	32.7
Transaction and integration costs	12.8	22.5	18.5
Total operating costs and expenses	1,463.6	1,294.9	1,010.3
Operating income	73.1	83.3	55.4
Interest expense	139.6	131.5	85.2
Loss on extinguishment of debt, net	—	1.3	3.2
Other components of pension and postretirement benefit plans expense	11.2	12.5	16.6
Gain on sale of CyrusOne investment	—	—	(117.7)
Other (income) expense, net	(0.5)	(1.6)	1.4
(Loss) income before income taxes	(77.2)	(60.4)	66.7
Income tax (benefit) expense	(10.6)	9.4	26.7
Net (loss) income	(66.6)	(69.8)	40.0
Preferred stock dividends	10.4	10.4	10.4
Net (loss) income applicable to common shareowners	$(77.0)	$(80.2)	$29.6

Basic and diluted net (loss) earnings per common share	$(1.53)	$(1.73)	$0.70
Weighted-average common shares outstanding (millions)
Basic	50.4	46.3	42.2
Diluted	50.4	46.3	42.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(66.6)	$(69.8)	$40.0
Other comprehensive income (loss), net of tax:
Unrealized gains on Investment in CyrusOne, net of tax of $4.4	—	—	8.3
Reclassification adjustment for gain on sale of Investment in CyrusOne included in net income, net of tax of ($41.3)	—	—	(76.4)
Foreign currency translation gain (loss)	3.7	(6.5)	0.2
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($3.7), ($1.4)	(12.5)	(4.8)	—
Reclassification adjustment for net losses included in net income, net of tax of $0.5, $0.3	1.7	0.9	—
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $0.7, ($1.6), $0.8	2.5	(5.5)	2.8
Amortization of prior service benefits included in net income, net of tax of ($0.6), ($0.7), ($1.6)	(1.9)	(2.4)	(2.9)
Amortization of net actuarial loss included in net income, net of tax of $3.6, $4.7, $7.9	11.9	16.4	14.3
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.0, $1.5	—	0.1	2.5
Total other comprehensive income (loss), net of tax	5.4	(1.8)	(51.2)
Total comprehensive loss	$(61.2)	$(71.6)	$(11.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(in millions)

	6 3/4% Cumulative						Accumulated
	Convertible				Additional		Other
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2016	3.1	$129.4	42.1	$0.4	$2,570.9	$(2,711.8)	$(90.3)	$(101.4)
Net income	—	—	—	—	—	40.0	—	40.0
Reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform (a)	—	—	—	—	—	32.2	(32.2)	—
Other comprehensive loss, excluding reclassification adjustment to accumulated deficit for stranded other comprehensive income taxes arising from tax reform	—	—	—	—	—	—	(51.2)	(51.2)
Shares issued under employee plans	—	—	0.1	—	0.5	—	—	0.5
Shares purchased under employee plans and other	—	—	—	—	(1.3)	—	—	(1.3)
Stock-based compensation	—	—	—	—	5.9	—	—	5.9
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2017	3.1	129.4	42.2	0.4	2,565.6	(2,639.6)	(173.7)	(117.9)
Net loss	—	—	—	—	—	(69.8)	—	(69.8)
Other comprehensive loss	—	—	—	—	—	—	(1.8)	(1.8)
Shares issued under employee plans	—	—	0.3	—	0.2	—	—	0.2
Shares purchased under employee plans and other	—	—	—	—	(2.1)	—	—	(2.1)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Stock consideration for acquisition of Hawaiian Telcom	—	—	7.7	0.1	121.1	—	—	121.2
Balance at December 31, 2018	3.1	129.4	50.2	0.5	2,680.0	(2,709.4)	(175.5)	(75.0)
Net loss	—	—	—	—	—	(66.6)	—	(66.6)
Other comprehensive income	—	—	—	—	—	—	5.4	5.4
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	7.4	—	—	7.4
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)

(a)

Per ASU 2018-02, entities can elect to make a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from enacted corporate tax rates under the Tax Cuts and Jobs Act.  The Company elected to make the change and recorded the adjustment in 2017.

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net (loss) income	$(66.6)	$(69.8)	$40.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	304.9	252.0	193.0
Loss on extinguishment of debt	—	1.3	3.2
Gain on sale of Investment in CyrusOne	—	—	(117.7)
Provision for loss on receivables	12.5	8.4	6.9
Noncash portion of interest expense	6.2	5.4	2.8
Deferred income taxes	(10.9)	6.9	26.3
Pension and other postretirement payments (in excess of) less than expense	(0.1)	(7.2)	6.4
Stock-based compensation	7.4	5.6	5.9
Other, net	(5.0)	(3.5)	2.5
Changes in operating assets and liabilities:
Decrease (increase) in receivables	27.6	(83.1)	21.3
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	5.0	2.2	(16.6)
(Decrease) increase in accounts payable	(40.0)	95.1	22.4
Increase in accrued and other current liabilities	13.0	10.5	16.2
Decrease (increase) in other noncurrent assets	9.3	(0.9)	1.4
Decrease in other noncurrent liabilities	(4.2)	(8.2)	(10.6)
Net cash provided by operating activities	259.1	214.7	203.4
Cash flows from investing activities
Capital expenditures	(223.8)	(220.6)	(210.5)
Proceeds from sale of Investment in CyrusOne	—	—	140.7
Acquisitions of businesses, net of cash acquired	—	(216.8)	(167.0)
Other, net	0.5	—	—
Net cash used in investing activities	(223.3)	(437.4)	(236.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	943.0
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(6.1)	194.6	(89.5)
Repayment of debt	(21.5)	(328.7)	(403.0)
Debt issuance costs	(0.8)	(11.7)	(19.1)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Other, net	(0.8)	(1.9)	(0.8)
Net cash (used in) provided by financing activities	(39.6)	(158.1)	420.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(3.8)	(381.1)	386.8
Cash, cash equivalents and restricted cash at beginning of year	15.4	396.5	9.7
Cash, cash equivalents and restricted cash at end of year	$11.6	$15.4	$396.5

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2019, we operate our business through the following segments:  Entertainment and Communications and IT Services and Hardware.

The Company has approximately 4,400 employees as of December 31, 2019.  Approximately 30% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357.  The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2021 and third quarter of 2022, respectively.

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported.  Actual results could differ from those estimates.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; the valuation of asset retirement obligations; assets and liabilities related to employee benefits; the valuation of deferred costs under Accounting Standards Codification ("ASC") 606, “Revenue Recognition”; purchase price allocation for acquired businesses; and the valuation of intangible assets and goodwill.  In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters.  The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP.  Such matters are subject to many uncertainties and outcomes that are not predictable with assurance.  We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts.  Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days.  The Company has receivables with one customer, Verizon Communications Inc., which make up 25% and 18% of the outstanding accounts receivable balance at December 31, 2019 and 2018, respectively.  Unbilled receivables arise from services rendered but not yet billed.  As of December 31, 2019 and 2018, unbilled receivables totaled $15.3 million and $19.0 million, respectively.  Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets.  The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances.  When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.

Factoring Arrangements — In the second quarter of 2018, the Company executed an amendment of its Receivables Facility that includes an option for Cincinnati Bell Funding LLC (“CBF”) to sell certain receivables, on a non-recourse basis, directly to PNC Bank.  The terms of the factoring arrangement provides for the factoring of certain receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date.  Such sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in ASC 860, "Transfers and Servicing."  The fees recorded in relation to such sales of accounts receivable were $0.7 million and $0.1 million in 2019 and 2018, respectively, and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations.  As of December 31, 2019 and 2018, the outstanding balance of receivables sold under the terms of the factoring agreement were $44.7 million and $20.0 million, respectively.  See Note 8 for further information related to the Receivables

Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Form 10-K Part II	Cincinnati Bell Inc.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses.  Property, plant and equipment acquired in conjunction with the acquisition of Hawaiian Telcom was stated at fair value in accordance with ASC 805, “Business Combinations”.  Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life.  The majority of the Entertainment and Communications network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method.  Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions.  Goodwill is allocated at the business segment level.  Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired.  If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized.  An impairment loss is measured as the excess of the carrying value of goodwill of a reporting unit over its fair value.

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

In the first quarter of 2017, we sold our remaining 2.8 million shares of CyrusOne Inc. common stock for net proceeds totaling $140.7 million that resulted in a realized gain of $117.7 million.  The Company no longer has an investment in CyrusOne Inc.

Equity Method Investments — The Company records equity method investments at carrying value within “Other noncurrent assets” in the Consolidated Balance Sheets. The Company's proportionate share of the investments’ net loss had a minimal impact on our Consolidated Statements of Operations in 2019, 2018 and 2017. Equity method investments are tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired.  In the third quarter of 2017, the entire carrying value of $4.7 million of an equity method investment was impaired and recorded to "Other (income) expense, net" in the Consolidated Statements of Operations.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values.  The carrying value of these investments was $6.6 million and $5.8 million as of December 31, 2019 and 2018, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets.  Investments are reviewed annually for impairment, or sooner if changes in circumstances indicate the carrying value may not be recoverable.  If the carrying value of the investment exceeds its estimated fair value and the decline in value is determined to be other-than-temporary, an impairment loss is recognized for the difference.  The Company estimates fair value using external information and discounted cash flow analysis.

Leases — Effective January 1, 2019, the Company adheres to lease accounting principles described in ASC 842, “Leases.”  Under ASC 842, the Company determines if an arrangement is a lease at inception based on the facts and circumstances present.  In lease transactions where the Company acts as the lessor, the lease component is accounted for in accordance with ASC 842, and the non-lease component is accounted for in accordance with ASC 606.  Although separation of lease and non-lease components is required, certain practical expedients are available that release the Company from this requirement.  Adoption of the practical expedient allows the Company to account for each lease component and the related non-lease component together as a single component provided that the timing and patterns of revenue recognition for the components are the same and the combined, single unit of account would be classified as an operating lease.  The Company's operating leases for certain services that include Customer Premise Equipment, including handsets and set-top boxes, have lease and non-lease components.  In these arrangements, management has concluded that the non-lease components are the predominant characteristic, and, as a result, the Company has elected to account for these arrangements as one single non-lease component recorded as "Revenue" in the Consolidated Statements of Operations in accordance with ASC 606.

Form 10-K Part II	Cincinnati Bell Inc.

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

Revenue Recognition — The Company adheres to revenue recognition principles described in ASC 606. Under ASC 606, revenue is recognized when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  A good or service is considered to be transferred when the customer obtains control.

Revenue derived from foreign operations is approximately 5%, 6% and 3% of consolidated revenue in 2019, 2018 and 2017, respectively.

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

For the sale of hardware within the Infrastructure Solutions category, the Company evaluated whether it is the principal (in which case we report revenues on a gross basis) or the agent (in which case we report revenues on a net basis).  The Company has concluded it acts as an agent because it does not control the inventory before it is transferred to customers, it does not have the ability to direct the product to anyone besides the purchasing customer, and it does not integrate the hardware with any of its own goods or services.

Advertising Expenses — Costs related to advertising are expensed as incurred.  Advertising costs were $18.6 million, $14.2 million, and $13.5 million in 2019, 2018, and 2017, respectively.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency.  These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances.  The amounts recorded as revenue for 2019, 2018, and 2017 were $29.2 million, $22.2 million and $16.8 million, respectively.  The amounts reported as expense for 2019, 2018 and 2017 were $32.5 million, $23.4 million, and $17.7 million, respectively.  We record all other federal taxes collected from customers on a net basis.

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

Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees.  We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability.  Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur.  Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost.  Prior service costs and credits are amortized over the average remaining life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees.  Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost.  Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the Cincinnati pension plans (approximately 8-11 years) and average remaining life expectancy of retirees for the Cincinnati postretirement plans (approximately 14-17 years).  The accumulated gains or losses associated with the Hawaii plans do not exceed the corridor requiring amortization.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of ASC 805, which requires the recording of net assets of acquired businesses at fair value. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of acquired assets and assumed liabilities.  In developing estimates of the fair value of net assets, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations.  Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets.

Form 10-K Part II	Cincinnati Bell Inc.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers.  The Company adopted the new standard and all subsequent amendments as of January 1, 2018.  The Company utilized the full retrospective method; therefore, each prior reporting period presented was adjusted beginning with the issuance of the Company’s 2018 interim financial statements.

The most significant impact of adopting the new standard is the change to the treatment of hardware revenue in the Infrastructure Solutions category from recording hardware revenue as a principal (gross) to recording revenue as an agent (net).  Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as an agent and as such will record hardware sales net of the related cost of products.  ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations focusing on a control model rather than a risk and reward model.  As a result of adopting ASU 2014-09, revenue and cost of products decreased by $222.8 million for 2017.  Changes in accounting policies related to variable consideration or rebates did not have a material effect on the Company's consolidated financial statements.  Fulfillment and acquisition costs that are now recorded as an asset and amortized on a monthly basis decreased expense by $0.7 million for 2017.  Additionally, as a result of the adoption of ASC 606 a decrease to tax expense of $4.2 million was recorded in 2017.  This change to expense for fulfillment and acquisition costs and tax expense increased both basic and diluted earnings per share for 2017 by $0.11 and $0.12, respectively. See Note 3 for additional disclosures as a result of adopting ASC Topic 606.

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

Form 10-K Part II	Cincinnati Bell Inc.

Upon adoption of this standard, the Company recognized operating lease right-of-use assets of $38.3 million and operating lease liabilities of $46.2 million in the Consolidated Balance Sheets for 2019. The Company elected the practical expedient outlined in ASU 2018-11 allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of ASU 2016-02 had no impact to accumulated deficit.

The Company implemented internal controls and procured a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. The standard did not have a material impact on our Consolidated Statements of Operations for 2019. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. See Note 9 for required disclosures as a result of adopting ASC 842.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures.  The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts.  This standard is effective for public entities for fiscal years beginning after December 15, 2019.  The standard requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  ASU 2016-13 was amended in November 2018 by the provisions of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and in April 2019 by the provisions of ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, and in May 2019 by the provisions of ASU 2019-05, Financial Instruments – Credit Loses (Topic 326) and in November 2019 by the provisions of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The Company adopted the standard and all subsequent amendments on January 1, 2020.  The adoption of this standard, as amended, did not have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans.  The ASU requires entities to disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement.  The other components shall be presented elsewhere in the income statement and outside of income from operations, if such a subtotal is presented, on a retrospective basis as of the date of adoption.  In addition, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis.  The ASU is effective for public business entities for annual periods beginning after December 15, 2017.  The Company retrospectively adopted the standard effective January 1, 2018.  The Company re-classed $6.6 million and $6.0 million of other components of net benefit cost from "Cost of services and products" and “Selling, general and administrative,” respectively, to a new line below Operating income, "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations for 2017.  The Company re-classed $4.0 million of other components of net benefit cost from "Other" related to a settlement charge to "Other components of pension and postretirement benefit plans expense," on the Consolidated Statements of Operations for 2017.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  The Company is currently in the process of evaluating the effects of this standard on its consolidated financial statements, including potential early adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Form 10-K Part II	Cincinnati Bell Inc.

3.	Revenue

The Entertainment and Communications segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy.  The products and services within these three categories can be further categorized as either Data, Voice, Video or Other.  Consumer/SMB Fiber and Legacy revenue include both consumer and commercial customers.  Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers.  Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States.

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

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2019, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $37.3 million.  Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US (see Note 10).  Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2020	$2.6
2021	2.5
2022	2.6
2023	2.5
2024	2.6
Thereafter	24.5

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice and Video are identified to be a series of distinct services.  Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Consumer/SMB Fiber, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations.  Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue.  Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling.  Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels.  To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service.  Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

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

For the sale of hardware, the Company evaluated whether it is the principal or the agent.  The Company has concluded it acts as an agent because it does not control the inventory before it is transferred to customers, it does not have the ability to direct the product to anyone besides the purchasing customer, and it does not integrate the hardware with any of its own goods or services.  Based on this assessment, the performance obligation is to arrange a sale of hardware between the vendor and the customer.  In the instance where there is an issue with the hardware, the Company coordinates with the manufacturer to facilitate a return in accordance with the standard manufacturer warranty.  Hardware returns are not significant to the Company.

Within the IT Services and Hardware segment, stand-alone selling prices for the four performance obligations are determined based on either a margin percentage range, minimum margin percentage or standard price list.

Form 10-K Part II	Cincinnati Bell Inc.

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is shipped or delivered in accordance with the terms of the contract.  For certain projects within Communications and Consulting, revenue is recognized when the customer communicates acceptance of the services performed.  For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and therefore, has not evaluated whether shipping and handling activities are promised services to its customers.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
	Entertainment	IT Services		Entertainment	IT Services		Entertainment	IT Services
	and	and	Total	and	and	Total	and	and	Total
(dollars in millions)	Communications	Hardware	Company	Communications	Hardware	Company	Communications	Hardware	Company
Balance as of December 31, 2016	$17.0	$1.6	$18.6	$12.1	$1.3	$13.4	$29.1	$2.9	$32.0
Additions	13.7	1.6	15.3	6.8	1.1	7.9	20.5	2.7	23.2
Amortization	(13.2)	(1.2)	(14.4)	(7.3)	(1.1)	(8.4)	(20.5)	(2.3)	(22.8)
Balance as of December 31, 2017	17.5	2.0	19.5	11.6	1.3	12.9	29.1	3.3	32.4
Additions	9.9	1.9	11.8	7.9	1.7	9.6	17.8	3.6	21.4
Amortization	(12.9)	(1.4)	(14.3)	(6.5)	(1.0)	(7.5)	(19.4)	(2.4)	(21.8)
Balance as of December 31, 2018	14.5	2.5	17.0	13.0	2.0	15.0	27.5	4.5	32.0
Additions	3.6	3.5	7.1	10.0	1.6	11.6	13.6	5.1	18.7
Amortization	(10.1)	(1.9)	(12.0)	(8.2)	(1.3)	(9.5)	(18.3)	(3.2)	(21.5)
Balance as of December 31, 2019	8.0	4.1	12.1	14.8	2.3	17.1	22.8	6.4	29.2

The Company recognizes a liability for cash received upfront for IRU contracts.  At December 31, 2019 and 2018, $1.5 million and $1.4 million, respectively, of contract liabilities were included in "Other current liabilities."  At December 31, 2019 and 2018, $27.1 million and $28.0 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Form 10-K Part II	Cincinnati Bell Inc.

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Year ended December 31,
(dollars in millions)	2019	2018	2017
Data	$475.0	$402.6	$344.5
Video	203.0	183.3	148.9
Voice	284.9	244.9	199.0
Other	32.8	22.6	13.7
Total Entertainment and Communications	995.7	853.4	706.1
Consulting	152.6	138.7	77.0
Cloud	92.1	98.0	81.0
Communications	198.7	178.5	160.6
Infrastructure Solutions	124.0	135.7	66.5
Total IT Services and Hardware	567.4	550.9	385.1
Intersegment revenue	(26.4)	(26.1)	(25.5)
Total revenue	$1,536.7	$1,378.2	$1,065.7

In the first quarter of 2019, the Company determined that certain revenue in the IT Services and Hardware segment associated with nonrecurring projects is better aligned with Infrastructure Solutions, rather than Consulting, where it was previously reported.  As a result, the Company reclassed revenue of $26.6 million and $12.3 million from Consulting to Infrastructure Solutions for the twelve months ended December 31, 2018 and 2017, respectively.  This reclassification of revenue had no impact on the Consolidated Statements of Operations.

The following table presents revenues disaggregated by contract type:	Year ended December 31,
(dollars in millions)	2019	2018	2017
Entertainment and Communications
Products and services transferred at a point in time	$31.7	$25.3	$20.6
Products and services transferred over time	942.4	805.8	664.3
Intersegment revenue	21.6	22.3	21.2
Total Entertainment and Communications	995.7	853.4	706.1
IT Services and Hardware
Products and services transferred at a point in time	138.7	142.9	80.8
Products and services transferred over time	423.9	404.2	300.0
Intersegment revenue	4.8	3.8	4.3
Total IT Services and Hardware	567.4	550.9	385.1
Total Revenue
Total products and services transferred at a point in time	170.4	168.2	101.4
Total products and services transferred over time	1,366.3	1,210.0	964.3
Total revenue	$1,536.7	$1,378.2	$1,065.7

4.	Mergers and Acquisitions

Acquisition of Hawaiian Telcom Holdco, Inc.

On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the acquisition, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks are nearly 17,000 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5

Form 10-K Part II	Cincinnati Bell Inc.

In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the Revolving credit facility and $154.0 million on the accounts receivable securitization facility (see Note 8).  In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration.  The Company recorded a total of $28.1 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which $0.9 million, $19.2 million and $8.0 million were recorded in 2019, 2018 and 2017, respectively.  These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

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

The cash portion of the purchase price was funded through borrowings under the Credit Agreement (see Note 8).  The cash consideration includes $77.6 million related to existing debt, including accrued interest, which was repaid in conjunction with the close of the acquisition.  In addition, a working capital adjustment of $2.8 million was paid in the first quarter of 2018.  The Company recorded $8.6 million in acquisition expenses related to the OnX acquisition, of which $0.5 million and $8.1 million were recorded in 2018 and 2017, respectively.  These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is final for the Hawaiian Telcom and OnX transactions. The purchase price for Hawaiian Telcom and OnX have been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Hawaiian Telcom	OnX
Assets acquired
Cash	$4.3	$6.5
Receivables	24.8	69.9
Inventory, materials and supplies	6.7	9.0
Prepaid expenses and other current assets	5.9	2.8
Property, plant and equipment	697.6	11.6
Goodwill	10.2	133.1
Intangible assets	52.0	134.0
Deferred income tax asset	45.6	1.4
Other noncurrent assets	2.1	1.8
Total assets acquired	849.2	370.1
Liabilities assumed
Accounts payable	60.0	63.6
Current portion of long-term debt	10.2	1.3
Unearned revenue and customer deposits	13.5	—
Accrued expenses and other current liabilities	21.8	18.3
Deferred income tax liabilities	—	42.3
Long-term debt, less current portion	304.5	76.7
Pension and postretirement benefit obligations	68.9	—
Other noncurrent liabilities	30.8	1.5
Total liabilities assumed	509.7	203.7
Net assets acquired	$339.5	$166.4

During 2019 and 2018, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. The offset of these adjustments were recorded as an increase to "Goodwill."

Form 10-K Part II	Cincinnati Bell Inc.

During 2018, the Company recorded immaterial measurement period adjustments for OnX. The offset of these adjustments were recorded as an increase to "Goodwill."

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

Pro Forma Information (Unaudited)

The following table provides the unaudited pro forma results of operations for the year ended 2018 and 2017 as if the acquisitions of OnX and Hawaiian Telcom had taken place as of the beginning of fiscal year 2016 and 2017, respectively.  These pro forma results include adjustments related to the financing of the acquisitions, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisitions, and reflects the related income tax effect and change in tax status.  Revenue has been retrospectively adjusted for the adoption of ASC 606 to reflect hardware revenue in the Infrastructure Solutions category net of related cost of products.  ASC 606 was not applied to the year ended December 31, 2017 for Hawaiian Telcom results because they utilized the modified retrospective method of adoption.  Reported amounts for 2017 could be materially different if Hawaiian Telcom had adopted the standard using the full retrospective method of adoption.

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

	Year Ended December 31,
(dollars in millions, except per share amounts)	2018	2017
Revenue	$1,556.5	$1,588.5
Net loss applicable to common shareholders	(77.7)	(84.6)
Earnings per share:
Basic and diluted loss per common share	(1.55)	(1.70)

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

Agreement and Plan of Merger with Brookfield

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management (the “Merger”).  At the effective time of the Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $10.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time.

Form 10-K Part II	Cincinnati Bell Inc.

The consummation of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions, and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the Merger.

The Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature. Among other things, the parties have agreed to use reasonable best efforts to obtain any required regulatory approvals. Until the earlier of the termination of the Merger Agreement and the Effective Time, the Company has agreed to operate its business in the ordinary course in all material respects and has agreed to certain other operating covenants and to not take certain specified actions prior to the consummation of the Merger, as set forth more fully in the Merger Agreement.  The Company has also agreed to convene and hold a meeting of its shareholders for the purpose of obtaining the Shareholder Approval.

Brookfield has obtained equity financing commitments from certain of its affiliates to fund the transactions contemplated by the Merger Agreement.  The Merger Agreement requires Brookfield to use its commercially reasonable efforts to obtain the financing on the terms and conditions described in the financing commitments.  The Company is entitled to specific performance to force Brookfield to close the transaction if all closing conditions are met.

The Merger is expected to close by the end of 2020, although there can be no assurance that the Merger will occur by that date. As a result of the Merger, the Company will cease to be a publicly traded company.

Unsolicited Proposal

On January 22, 2020, the Company received an unsolicited, non-binding proposal from an infrastructure fund (the “Fund”) to acquire all of the outstanding Common Shares for $12.00 per share in cash (the “Proposal”).  On January 23, 2020, the Company commenced discussions with the Fund regarding the Proposal following the Board of Directors having made the required determinations under the Merger Agreement that allow it to do so.

5.	Earnings Per Common Share

Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, or conversion of preferred stock, but only to the extent that they are considered dilutive.

The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income	$(66.6)	$(69.8)	$40.0
Preferred stock dividends	10.4	10.4	10.4
Net (loss) income applicable to common shareowners - basic and diluted	$(77.0)	$(80.2)	$29.6
Denominator:
Weighted-average common shares outstanding - basic	50.4	46.3	42.2
Stock-based compensation arrangements	—	—	0.2
Weighted-average common shares outstanding - diluted	50.4	46.3	42.4
Basic and diluted net (loss) earnings per common share	$(1.53)	$(1.73)	$0.70

In conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, the Company issued 7.7 million Common Shares as a part of the acquisition consideration. In addition, the Company granted 0.1 million time-based restricted stock units to certain Hawaiian Telcom employees under the Hawaiian Telcom 2010 Equity Incentive Plan.

For the years ended December 31, 2019 and December 31, 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive.  For the year ended December 31, 2017, awards under the Company’s stock-based compensation plans for common shares of 0.2 million, were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive.  For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

6.    Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2019	2018	Lives (Years)
Land and rights-of-way	$117.2	$117.2	20 – Indefinite
Buildings and leasehold improvements	315.4	305.2	5 – 40
Network equipment	4,044.6	3,913.3	2 – 50
Office software, furniture, fixtures and vehicles	229.3	216.3	2 – 14
Construction in process	38.9	47.1	n/a
Gross value	4,745.4	4,599.1
Accumulated depreciation	(2,964.6)	(2,755.1)
Property, plant and equipment, net	$1,780.8	$1,844.0

Depreciation expense on property, plant and equipment, including assets accounted for as finance leases, totaled $290.2 million in 2019, $239.6 million in 2018 and $190.4 million in 2017.  The portion of depreciation expense associated with cost of providing services was 87%, 85% and 84% in 2019, 2018 and 2017, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 25 years.

No asset impairment losses were recognized in 2019, 2018 or 2017 on property, plant and equipment.
7.	Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware		Entertainment and Communications		Total Company
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in millions)	2019	2018	2019	2018	2019	2018
Goodwill, beginning balance	$146.0	$148.8	$11.0	$2.2	$157.0	$151.0
Activity during the year
Adjustments to prior year acquisitions	—	0.7	1.4	—	1.4	0.7
Acquisitions	—	—	—	8.8	—	8.8
Currency translations	2.1	(3.5)	—	—	2.1	(3.5)
Goodwill, ending balance	$148.1	$146.0	$12.4	$11.0	$160.5	$157.0

During 2018, goodwill in the Entertainment and Communications segment increased by $8.8 million due to the acquisition of Hawaiian Telcom. During 2019, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. For further information related to the acquisition, see Note 4.

No impairment losses were recognized in goodwill for the years ended December 31, 2019, 2018 and 2017. The Company completed its most recent goodwill impairment testing in the fourth quarter of 2019 and determined that there was no impairment in the carrying value of this asset.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.8	$(28.4)	$112.4	$139.4	$(17.8)	$121.6
Trade names	41.3	(6.0)	35.3	40.7	(2.8)	37.9
Technology	9.9	(2.2)	7.7	9.9	(1.3)	8.6
Total	$192.0	$(36.6)	$155.4	$190.0	$(21.9)	$168.1

(a)	Change in gross carrying amounts is due to foreign currency translation on intangible assets related to the OnX acquisition. For further information related to the acquisition, see Note 4.

Form 10-K Part II	Cincinnati Bell Inc.

The intangible assets were established in connection with completed acquisitions.  They are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The amortization expense for intangible assets was $14.7 million, $12.4 million and $2.5 million in 2019, 2018 and 2017, respectively.  No impairment losses were recognized on intangible assets for the years ended December 31, 2019, 2018 and 2017.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2020	$14.5
2021	14.3
2022	14.0
2023	13.6
2024	13.4
Thereafter	85.6
Total	$155.4

8.	Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2019	2018
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.0	0.8
Finance lease liabilities	14.3	13.4
Current portion of long-term debt	22.3	20.2
Long-term debt, less current portion:
Receivables Facility	131.5	176.6
Credit Agreement - Revolving Credit Facility	57.0	18.0
Credit Agreement - Tranche B Term Loan due 2024	586.5	592.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	3.2	2.3
Finance lease liabilities	59.5	60.5
	1,922.9	1,935.1
Net unamortized premium	1.3	1.7
Unamortized note issuance costs	(22.9)	(27.2)
Long-term debt, less current portion	1,901.3	1,909.6
Total debt	$1,923.6	$1,929.8

Credit Agreement

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million) (the “Revolving Credit Facility”) and (ii) a seven-year $600 million senior secured term loan facility (the “Tranche B Term Loan due 2024”). The Revolving Credit Facility expires in October 2022, and the Tranche B Term Loan due 2024 expires in October 2024.  Borrowings under the Credit Agreement's Revolving Credit Facility will be used to provide ongoing working capital as well as other general corporate cash flow needs of the Company. As a result of the Company entering into the Credit Agreement, certain previously deferred costs and unamortized discount associated with the terminated Corporate Credit Agreement's Revolving Credit Facility and Tranche B Term Loan due 2020 were written off in the fourth quarter of 2017. The loss on extinguishment of debt associated with the transaction was $3.2 million.

Form 10-K Part II	Cincinnati Bell Inc.

Borrowings under the Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. In the second quarter of 2018, the Company amended the Credit Agreement to reduce the applicable margin on the Revolving Credit Facility and Tranche B Term Loan due 2024. The LIBOR applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from the previous 3.75% per annum to 3.25% per annum.  The base rate applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from 2.75% per annum to 2.25% per annum.  Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%.  In the case of the Tranche B Term Loan due 2024, the LIBOR rate may not fall below 1.00%.  In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum, or, if the consolidated total leverage ratio of the Company and its restricted subsidiaries is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. At December 31, 2019, borrowings under the Credit Agreement's Revolving Credit Facility were $57.0 million, leaving $143.0 million available.

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

In addition, certain of our variable rate debt, including debt under the Credit Agreement and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in 2021 or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the second quarter of 2019, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2020. The facility’s termination date is May 2021 and was not changed by these amendments. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit.  At December 31, 2019, the available borrowing capacity was $142.2 million.  Of the total borrowing capacity of $142.2 million, there were $131.5 million of outstanding borrowings and $10.5 million of outstanding letters of credit, leaving $0.2 million available as of December 31, 2019.

Interest on the Receivables Facility is based on the LIBOR rate plus 1.1%.  The average interest rate on the Receivables Facility was 2.9% in 2019.  The Company pays letter of credit fees on the securitization facility and also pays commitment fees on the unused portion of the total facility.

Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of December 31, 2019, the outstanding balance of certain accounts receivable sold was $44.7 million.

Form 10-K Part II	Cincinnati Bell Inc.

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

The 7% Senior Notes will mature on July 15, 2024. The Company may, at its option, redeem some or all of the 7% Senior Notes at any time at declining redemption prices equal to (i) 105.250% through September 14, 2020, (ii) 103.500% beginning on September 15, 2020, (iii) 101.750% beginning on September 15, 2021 and (iv) 100.000% beginning on September 15, 2022 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date.

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

Finance Lease Liabilities

Finance lease liabilities represent our obligation for certain leased assets, including vehicles and various equipment.  These leases generally contain renewal or buyout options.

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements for the five years subsequent to December 31, 2019, and thereafter:

		Other
		financing
(dollars in millions)	Debt	arrangements
Year ended December 31,
2020	$6.0	$2.0
2021	137.5	2.0
2022	63.0	0.6
2023	28.3	0.6
2024	1,193.5	—
Thereafter	437.9	—
	1,866.2	5.2
Net unamortized premium	1.3	—
Unamortized note issuance costs	(22.9)	—
Total debt	$1,844.6	$5.2

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements.  Deferred financing costs are amortized on the effective interest method.  The Company incurred deferred financing costs of $0.8 million and $2.3 million in 2019 and 2018, respectively, related to amending and renewing revolving credit agreements.  In 2018, the Company incurred deferred financing costs of $1.0 million related to the amendment to the Tranche B Term Loan due 2024 and $8.7 million related to the 8% Senior Notes due 2025 that was payable at the close of the acquisition transaction.  The Company wrote-off deferred financing costs associated with the extinguishment of debt of $1.3 million and $2.1 million in 2018 and 2017, respectively.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset.  As of December 31, 2019 and 2018, deferred financing costs recorded to "Other non-current assets" totaled $3.1 million and $4.9 million, respectively.  Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $6.4 million in 2019, $5.7 million in 2018, and $3.4 million in 2017.

Debt Covenants

Credit Agreement

The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios.  As of December 31, 2019, these ratios and limitations include a maximum secured consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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

9.    Leases

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

Upon adoption of ASC 842 on January 1, 2019, the Company elected not to recognize leases with terms of one-year or less on the balance sheet. The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of the lease.

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental balance sheet information related to the Company's leases was as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$35.8
Finance lease assets, net of amortization	Property, plant and equipment, net	33.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	32.1
Total operating lease liabilities		43.0
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	14.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	59.5
Total finance lease liabilities		$73.8

Under ASC 840, the Company had $73.9 million of capital lease obligations at December 31, 2018.

The components of lease expense were as follows:

(dollars in millions)	Year Ended December 31, 2019
Operating lease cost	$13.2
Short-term lease cost	0.3
Variable lease cost	2.1
Finance lease cost:
Depreciation on leased assets	8.3
Interest on lease liabilities	5.1
Total lease cost	$29.0

Under ASC 840, the Company recorded lease expense of $18.4 million and $10.7 million in 2018 and 2017, respectively.

Other information related to leases was as follows:

(dollars in millions)	Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5.1
Operating cash flows from operating leases	$11.0
Financing cash flows from finance leases	$14.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$7.5
New finance leases	$14.5
Weighted Average Remaining Lease Term
Operating leases	7.93 years
Finance leases	7.20 years
Weighted Average Discount Rate
Operating leases	6.94%
Finance leases	7.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2020	$13.3	$18.9
2021	8.3	14.5
2022	5.8	10.1
2023	4.7	8.2
2024	3.9	7.5
Thereafter	21.1	37.7
Total future minimum lease payments	57.1	96.9
Less imputed interest	(14.1)	(23.1)
Total	$43.0	$73.8

Form 10-K Part II	Cincinnati Bell Inc.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 3 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded $3.1 million in lease income related to operating lease payments in 2019.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2019 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2020	$2.7
2021	2.3
2022	1.7
2023	1.7
2024	1.7
Thereafter	17.0
Total future minimum lease payments	27.1
Less imputed interest	(9.9)
Total	$17.2

10.    Commitments and Contingencies

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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (HEC) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles.  The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms.  Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation.  As of December 31, 2019, the Company has a liability recorded of $39.1 million related to the payments for the use of the poles, of which $1.1 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets.  As of December 31, 2018, the Company had a liability recorded of $40.1 million related to the payments for the use of the poles for the next 20 years, of which $1.0 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility.  The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term.  As of December 31, 2019 and 2018, the liability related to the financing arrangement is $4.4 million and $4.5 million, respectively, and recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The future minimum payments under the base agreements, as well as the renewal options for each lease which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2020	$0.7
2021	0.7
2022	3.5
2023	5.8
2024	5.8
Thereafter	57.8
Total future minimum financing obligation payments	74.3
Less imputed interest	(33.8)
Total	$40.5

Trans-Pacific Submarine Cable

Commensurate to the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US cable.  In August 2014, Hawaiian Telcom joined several other telecommunication companies to form a consortium to build and operate the SEA-US cable. The total system cost was $235.0 million and was primarily composed of a supply contract with the lead contractor. The Company has a fractional ownership in the system and recognizes its fractional share at cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017. During 2019 and 2018, the Company incurred costs of $0.4 million and $1.7 million, respectively, primarily to the cable contractor for construction, with all such costs capitalized.

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. As of December 31, 2019 and 2018, the Company has a remaining obligation related to the sale of capacity and other services of $22.5 million and $23.0 million, respectively, which was previously received in up-front payments.  The Company is recognizing revenue for the cable on a straight-line basis over the contract term.  The Company recognizes a financing component in accordance with ASC 606 associated with the upfront payments as the contract terms range up to 25 years.

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

The following table presents the activity for the Company’s asset retirement obligations:

	December 31,
(dollars in millions)	2019	2018
Balance, beginning of period	$9.1	$2.3
Hawaiian Telcom opening balance sheet adjustment	(3.2)	6.6
Liabilities incurred	1.8	—
Liabilities settled	(0.7)	(0.1)
Accretion expense	0.1	0.3
Balance, end of period	$7.1	$9.1

Form 10-K Part II	Cincinnati Bell Inc.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $10.5 million as of December 31, 2019.  In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events.  The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity.  The term of the indemnification period is for the lifetime of the officer or director.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid.  As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of December 31, 2019 or 2018.

Purchase Commitments

The Company has purchase commitments and blanket purchase requisitions related to certain goods and services. These agreements typically range from one to three years.  As of December 31, 2019 and 2018, the minimum commitments associated with these arrangements that are noncancellable in nature, are not considered significant.  The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business.  We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2019, cannot be reasonably determined.

11.    Financial Instruments and Fair Value Measurements

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

During the next twelve months, the Company estimates that $5.8 million will be reclassified as an increase to interest expense.

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

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2019, the fair value of the interest rate swap liability was $19.0 million and is recorded in the Consolidated Balance Sheets as of December 31, 2019 as follows:

			Quoted
			Prices in	Significant	Significant
			Active	Observable	Unobservable
		December 31,	Markets	Inputs	Inputs
(dollars in millions)	Balance Sheet Location	2019	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.7	$—	$5.7	$—
Interest Rate Swap	Other noncurrent liabilities	$13.3	$—	$13.3	$—

As of December 31, 2018, the fair value of the interest rate swap liability was $5.0 million and is recorded in the Consolidated Balance Sheets as of December 31, 2018 as follows:

			Quoted
			Prices in	Significant	Significant
			Active	Observable	Unobservable
		December 31,	Markets	Inputs	Inputs
(dollars in millions)	Balance Sheet Location	2018	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$1.2	$—	$1.2	$—
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—

The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Year Ended
	December 31,
(dollars in millions)	2019	2018
Interest Rate Swap	$(14.0)	$(5.0)

The amount of losses reclassified from AOCI into earnings is as follows:

		Year Ended
		December 31,
(dollars in millions)	Statement of Operations Location	2019	2018
Interest Rate Swap	Interest Expense	$(2.2)	$(1.2)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2019 and December 31, 2018, except for the Company's long-term debt and other financing arrangements.  The carrying and fair values of these items are as follows:

	December 31, 2019		December 31, 2018
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,867.5	$1,921.5	$1,880.0	$1,673.6
Other financing arrangements	43.5	55.5	44.6	43.6

*	Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2019 and December 31, 2018, which is considered Level 2 of the fair value hierarchy.  The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.  As of December 31, 2019, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-K Part II	Cincinnati Bell Inc.

Non-Recurring Fair Value Measurements

Certain long-lived assets, intangibles, and goodwill may be required to be measured at fair value on a non-recurring basis subsequent to their initial measurement.  These non-recurring fair value measurements generally occur when evidence of impairment has occurred.  In 2019 and 2018, no assets were remeasured at fair value.  During 2017, the following assets were remeasured at fair value in connection with impairment tests:

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Year Ended	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Impairment
(dollars in millions)	2017	(Level 1)	(Level 2)	(Level 3)	Losses
Equity method investment:
Equity method investment	—	—	—	—	$(4.7)
Impairment of equity method investment					$(4.7)

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

12.    Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees.  The Company's contributions to the plans are based on matching a portion of the employee contributions.  Both employer and employee contributions are invested in various investment funds at the direction of the employee.  Employer contributions to the defined contribution plans were $12.9 million, $11.3 million, and $8.2 million in 2019, 2018, and 2017, respectively.

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

The Company also provides healthcare and group life insurance benefits for eligible retirees.  We fund healthcare benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts.  It is our practice to fund amounts as deemed appropriate from time to time.  Contributions are subject to Internal Revenue Service ("IRS") limitations developed using the traditional unit credit cost method.  The actuarial expense calculation for our postretirement health plan is based on numerous assumptions, estimates, and judgments including healthcare cost trend rates and cost sharing with retirees. Retiree healthcare benefits were phased out as of December 31, 2018 for all employees, with the exception of a small group of grandfathered employees. The postretirement health plan also includes liabilities associated with employees who have special death benefits only.

Hawaii Plans

The Company sponsors one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans"). The noncontributory defined benefit plan was frozen as of March 1, 2012, and the cash balance pension plan was frozen as of April 1, 2007.

Form 10-K Part II	Cincinnati Bell Inc.

During 2019, Hawaiian Telcom’s pension plans made lump sum payments of $1.0 million resulting in a reduction of plan benefit obligation of $1.0 million and a nominal pension settlement cost.  During 2018, Hawaiian Telcom's pension plans made lump sum payments of $3.6 million resulting in a reduction of plan benefit obligation of $3.6 million. The Company recorded a pension settlement cost of $0.1 million in 2018 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans at December 31, 2019, 2018 and 2017 for the Cincinnati Plans and at December 31, 2019 and 2018 for the Hawaii Plans.  Hawaii pension and postretirement costs recorded in 2018 are related to the six month period subsequent to the July 2, 2018 acquisition date. In 2017, approximately 13% of these costs were capitalized to property, plant and equipment related to network construction in the Entertainment and Communications segment. In accordance with ASU 2017-07, adopted effective January 1, 2018, only the service cost component of net benefit cost is eligible for capitalization on a prospective basis, which was immaterial for 2019 and 2018.

Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$0.6	$0.6	$0.2
Interest cost on projected benefit obligation	23.9	20.0	19.4	5.0	4.2	3.2
Expected return on plan assets	(30.7)	(29.8)	(26.0)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(2.5)	(3.1)	(4.5)
Actuarial loss	13.7	17.0	17.5	1.8	4.1	4.7
Pension settlement charges	—	0.1	4.0	—	—	—
Pension/postretirement cost	$6.9	$7.3	$14.9	$4.9	$5.8	$3.6

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.20%	3.60%	4.10%	4.30%	3.60%	4.00%
Expected long-term rate of return	6.50%	7.00%	7.25%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

Hawaii Plans	Pension Benefits		Postretirement and Other Benefits
	2019	2018	2019	2018
Discount rate	4.20%	4.10%	4.40%	4.20%
Expected long-term rate of return	6.50%	7.00%	—	—
Future compensation growth rate	—	—	—	—

The expected long-term rate of return on plan assets, developed using the building block approach, for each of the plans is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  Changes in actual asset return experience and discount rate assumptions can impact the Company’s operating results, financial position and cash flows.

Form 10-K Part II	Cincinnati Bell Inc.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at January 1,	$606.8	$489.2	$123.7	$98.6
Hawaiian Telcom opening balance sheet adjustment	—	184.1	—	51.2
Service cost	—	—	0.6	0.6
Interest cost	23.9	20.0	5.0	4.2
Actuarial loss (gain)	72.7	(39.9)	(5.1)	(20.3)
Benefits paid	(49.5)	(43.0)	(8.6)	(13.1)
Retiree drug subsidy received	—	—	0.1	0.3
Settlements	(1.0)	(3.6)	—	—
Other	—	—	0.6	2.2
Benefit obligation at December 31,	$652.9	$606.8	$116.3	$123.7
Change in plan assets:
Fair value of plan assets at January 1,	$482.4	$392.1	$5.8	$7.5
Hawaiian Telcom opening balance sheet adjustment	—	163.0	—	—
Actual return (loss) on plan assets	101.0	(37.7)	0.3	0.3
Employer contributions	5.9	11.6	6.7	10.8
Retiree drug subsidy received	—	—	0.1	0.3
Benefits paid	(49.5)	(43.0)	(8.6)	(13.1)
Settlements	(1.0)	(3.6)	—	—
Fair value of plan assets at December 31,	538.8	482.4	4.3	5.8
Unfunded status	$(114.1)	$(124.4)	$(112.0)	$(117.9)

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Discount rate	3.10%	4.20%	3.20%	4.30%
Future compensation growth rate	—	—	—	—

Hawaii Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2019	2018	2019	2018
Discount rate	3.10%	4.20%	3.30%	4.40%
Future compensation growth rate	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	December 31,
	2019	2018
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2024	2023

Hawaii Plans	December 31,	December 31,
	2019	2018
Healthcare cost trend	6.8%	6.8%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year the rates reach the ultimate trend rate	2026	2026

A one-percentage point change in assumed healthcare cost trend rates would not impact the Hawaii postretirement plan due to the plan exceeding the per capita cost caps. A one-percentage point change in assumed healthcare cost trend rates would have the following effect on the Cincinnati postretirement benefit costs and obligation:

(dollars in millions)	1% Increase	1% Decrease
Service and interest costs for 2019	$0.1	$(0.1)
Postretirement benefit obligation at December 31, 2019	1.5	(1.4)

Form 10-K Part II	Cincinnati Bell Inc.

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2019	2018	2019	2018
Accrued payroll and benefits (current liability)	$2.1	$2.1	$9.5	$11.0
Pension and postretirement benefit obligations (noncurrent liability)	112.0	122.3	102.5	106.9
Total	$114.1	$124.4	$112.0	$117.9

Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2019	2018	2019	2018
Prior service (cost) benefit, net of tax of ($0.1), ($0.1), $4.0, $4.6	$(0.1)	$(0.1)	$15.6	$17.5
Actuarial loss, net of tax of ($42.4), ($45.0), ($5.4), ($7.1)	(147.5)	(156.3)	(20.0)	(25.6)
Total	$(147.6)	$(156.4)	$(4.4)	$(8.1)

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2019	2018	2019	2018
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(2.5)	$(3.1)
Actuarial (loss) gain recognized:
Reclassification adjustments	13.7	17.1	1.8	4.1
Actuarial (loss) gain arising during the period	(2.3)	(27.7)	5.5	20.4

The following amounts currently included in "Accumulated other comprehensive loss" are expected to be recognized in 2020 as a component of net periodic pension and postretirement cost:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits
Prior service benefit	$—	$(2.5)
Actuarial loss	18.1	3.0
Total	$18.1	$0.5

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk.  The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases.  The current target allocations for the pension plan assets are 50% equity securities and 50% investment grade fixed income securities.  Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index.  Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2019, as well as stock of international companies located in both developed and emerging markets around the world.  Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries.  The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

Form 10-K Part II	Cincinnati Bell Inc.

The fair values of the pension plan assets at December 31, 2019 and 2018 by asset category are as follows:

(dollars in millions)	December 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$137.2	$137.2	$—	$—
International equity index funds	137.4	137.4	—	—
Fixed income bond funds	263.7	263.7	—	—
Fixed income short-term money market funds	0.5	0.5	—	—
Group insurance contract	4.3	—	—	—
Total	$543.1	$538.8	$—	$—

(dollars in millions)	December 31, 2018	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$165.0	$107.2	$57.8	$—
International equity index funds	127.2	100.7	26.5	—
Fixed income bond funds	183.0	119.3	63.7	—
Fixed income short-term money market funds	7.2	0.1	7.1	—
Group insurance contract	5.8	—	—	—
Total	$488.2	$327.3	$155.1	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

In 2019, Hawaiian Telcom adjusted its overall investment strategy to align with the Cincinnati plans.  As a result, the Hawaii Plans’ assets moved from Level 2 investments to Level 1 investments.

In 2018, Level 2 investments included certain fixed income funds, equity funds, and short term investment funds that were held by the Hawaii Plans.  Investment funds include commingled funds that are not open to public investment and are valued at the net asset value per share. The majority of such funds allow for redemption each trading day at the daily reported net asset value per share which is reported as the fund fair value on that trading day.  There are no restrictions on fund redemptions.  As the published net asset value reflects the amount at which the fund trades, the Company concluded it is reflective of the fund fair value as of the end of each reporting period.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.

Contributions to our qualified pension plans were $3.6 million in 2019, $9.3 million in 2018, and $2.3 million in 2017. The 2018 contributions include a $5 million contribution to the Hawaii Plans that was required by the Public Utilities Commission of the State of Hawaii in order to complete the merger.  Contributions to our non-qualified pension plan were $2.3 million in 2019, $2.3 million in 2018, and $2.3 million in 2017.

Based on current assumptions, contributions are expected to be approximately $6 million and $3 million to the qualified and non-qualified plans in 2020, respectively. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2020	$60.7	$9.8	$(0.3)
2021	54.7	9.5	(0.3)
2022	54.6	9.1	(0.3)
2023	50.1	8.6	(0.3)
2024	48.4	8.2	(0.2)
Years 2025 - 2029	201.6	35.3	(0.8)

Form 10-K Part II	Cincinnati Bell Inc.

13.    Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share.  At December 31, 2019 and 2018, common shares outstanding were 50,420,700 and 50,184,114, respectively.

In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares.  In 2019, 2018 and 2017, no shares were repurchased or retired under this plan.  As of December 31, 2019, the Company had the authority to repurchase $124.4 million of its common stock.

On July 2, 2018, the Company completed its acquisition of Hawaiian Telcom.  In conjunction with the acquisition, the Company issued 7.7 million common shares as stock consideration, with a total value of $121.2 million.

Preferred Shares

The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value.  The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value.  These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares.  Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 5.7676 shares of the Company common stock per one share of 6 3/4% cumulative convertible preferred stock.  Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share).  The Company paid $10.4 million in preferred stock dividends in each of 2019, 2018, and 2017.

Accumulated Other Comprehensive Loss

Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, unrealized loss on cash flow hedges arising during the period and foreign currency translation losses.

For the years ended December 31, 2019 and 2018, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2017	$(173.1)		$—		$(0.6)	$(173.7)
Remeasurement of benefit obligations	(5.5)		—		—	(5.5)
Reclassifications, net	14.1	(a)	0.9	(b)	—	15.0
Unrealized loss on cash flow hedge arising during the period, net	—		(4.8)	(c)	—	(4.8)
Foreign currency loss	—		—		(6.5)	(6.5)
Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	2.5		—		—	2.5
Reclassifications, net	10.0	(a)	1.7	(b)	—	11.7
Unrealized loss on cash flow hedges arising during the period, net	—		(12.5)	(c)	—	(12.5)
Foreign currency gain	—		—		3.7	3.7
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)

(a)

These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax and pension settlement charges, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense" on the Consolidated Statements of Operations.  See Note 12 for further disclosures.

(b)	These reclassifications are reported within "Interest expense" on the Consolidated Statements of Operations when the hedged transactions impact earnings.

Form 10-K Part II	Cincinnati Bell Inc.

(c)

The unrealized loss on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax.  The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Consolidated Balance Sheets.  See Note 11 for further disclosures.

14.    Income Taxes

Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Current:
Federal	$(1.4)	$(0.6)	$(14.8)
State and local	—	0.9	1.0
Foreign	0.5	1.6	—
Total current	(0.9)	1.9	(13.8)
Deferred:
Federal	(9.1)	(10.3)	47.0
State and local	(1.5)	5.7	2.3
Foreign	0.4	(1.0)	0.4
Total deferred	(10.2)	(5.6)	49.7
Valuation allowance	0.5	13.1	(9.2)
Total	$(10.6)	$9.4	$26.7

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal income tax	2.1	1.4	0.7
Transaction costs	(3.0)	(3.1)	5.5
Non-Deductible meals and entertainment	(1.5)	(1.8)	1.3
Equity compensation	(1.7)	0.3	(0.5)
Merger adjustments	(1.7)	—	—
State net operating loss adjustments	(1.0)	(10.1)	2.0
Change in valuation allowance, net of federal income tax	(0.5)	(21.8)	(9.1)
Federal rate change	—	—	3.5
Unrecognized tax benefit changes	—	—	1.4
Other differences, net	—	(1.4)	0.3
Effective tax rate	13.7%	(15.5)%	40.1%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income (loss) as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Income tax (benefit) provision related to:
Continuing operations	$(10.6)	$9.4	$26.7
Accumulated other comprehensive income (loss)	0.2	1.3	(28.3)

Prior year balances related to deferred tax assets and liabilities have been recast to net the federal effect of state taxes with the specific deferred tax asset or liability to which it relates.

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$210.2	$171.9
Finance and operating lease obligations	29.1	22.4
Pension and postretirement benefits	54.3	53.1
Employee benefits	6.1	9.9
Interest limitation	16.6	14.8
State tax credit	9.2	9.7
Other	29.0	26.3
Total deferred tax assets	354.5	308.1
Valuation allowance	(49.3)	(48.7)
Total deferred tax assets, net of valuation allowance	$305.2	$259.4
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(239.2)	$(211.5)
Other	(18.4)	(11.8)
Total deferred tax liabilities	(257.6)	(223.3)
Net deferred tax assets	$47.6	$36.1

As of December 31, 2019, the Company had $777.1 million of federal net operating loss carryforwards with a deferred tax asset value of $163.2 million and $47.0 million in deferred tax assets related to state and local net operating loss carryforwards.  Federal net operating loss carryforwards of $125.6 million will expire in 2023.  U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities but the Company expects to fully utilize the net operating loss carryforwards.

The Company assessed all available positive and negative evidence to determine whether it expects that future taxable income will be generated to allow it to realize its existing deferred tax assets.  Despite the cumulative book loss incurred over the three-year period ended December 31, 2019, there is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration.  As of December 31, 2019, the Company has recorded valuation allowances of $16.6 million against the portion of interest expense for which deduction is limited under section 163(j) of the Internal Revenue Code and $32.7 million against other attributes including primarily state and local net operating loss carryforwards.  Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $21.7 million and $21.9 million at December 31, 2019 and December 31, 2018, respectively.  It is reasonably possible that existing unrecognized tax benefits related to a federal sequestration of AMT credits could decrease by $2.1 million within the next 12 months.  Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2019 and 2018.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Balance, beginning of year	$22.0	$22.2	$31.4
Change in tax positions for the current year	0.2	—	1.0
Change in tax positions for prior years	(0.3)	(0.2)	0.3
Change related to decrease in federal tax rate	—	—	(10.5)
Balance, end of year	$21.9	$22.0	$22.2

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2015.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States.  The Company intends to indefinitely reinvest the undistributed earnings of these foreign subsidiaries in its operations outside the United States to support its international growth. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

Form 10-K Part II	Cincinnati Bell Inc.

15.    Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, restricted stock units, and time-based restricted shares to officers and key employees under the 2017 Long-Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2017 Stock Plan for Non-Employee Directors. The maximum number of shares authorized and available for award under the 2017 plans at December 31, 2019 was 1.2 million.

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

	2019		2018		2017
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at January 1,	151	$18.29	181	$17.10	390	$20.00
Exercised	—	—	(19)	8.68	(35)	15.76
Forfeited	(7)	17.05	(9)	17.05	(35)	21.58
Expired	—	—	(2)	8.35	(139)	24.55
Outstanding and exercisable at December 31,	144	$18.35	151	$18.29	181	$17.10
(dollars in millions)
Compensation expense for the year	$—		$—		$0.2
Tax benefit related to compensation expense	$—		$—		$(0.1)
Intrinsic value of awards exercised	$—		$0.1		$0.2
Cash received from awards exercised	$—		$0.2		$0.5
Grant date fair value of awards vested	$—		$—		$0.3

The following table summarizes our outstanding and exercisable awards at December 31, 2019:

	Outstanding		Exercisable
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Range of Grant Price
$14.55 to $17.05	116	$17.04	116	$17.04
$23.75 to $26.05	28	23.83	28	23.83
Total	144	$18.35	144	$18.35

As of December 31, 2019, the aggregate intrinsic value for awards outstanding and exercisable was zero.  The weighted-average remaining contractual life for awards outstanding and exercisable is approximately four years.  As of December 31, 2019, there was no remaining unrecognized stock compensation expense related to stock options or stock appreciation rights.

Performance-Based Restricted Awards

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our outstanding performance-based restricted award activity:

	2019		2018		2017
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at January 1,	692	$18.67	871	$17.30	954	$15.89
Granted*	763	8.34	288	17.60	245	22.03
Vested	(160)	15.45	(308)	15.45	(229)	16.74
Forfeited	(13)	11.32	(159)	15.45	(99)	16.62
Non-vested at December 31,	1,282	$13.00	692	$18.67	871	$17.30
(dollars in millions)
Compensation expense for the year	$2.7		$2.1		$3.9
Tax benefit related to compensation expense	$(0.6)		$(0.5)		$(1.4)
Grant date fair value of awards vested	$2.5		$4.7		$3.8

*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

As of December 31, 2019, unrecognized compensation expense related to performance-based awards was $5.4 million, assuming maximum performance attainment, which is expected to be recognized over a weighted-average period of approximately two years.

Time-Based Restricted Awards

Awards granted to Cincinnati Bell employees in 2019, 2018 and 2017 vest at the end of a three year period.  Awards granted to directors in 2019, 2018 and 2017 vest on the first anniversary of the grant date.

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

The following table summarizes our time-based restricted award activity:

	2019		2018		2017
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at January 1,	497	$17.02	164	$18.57	106	$16.75
Granted	625	8.43	245	17.05	96	20.78
Awards converted pursuant to Hawaiian Telcom acquisition	—	—	149	15.70	—	—
Vested	(167)	15.39	(61)	18.08	(38)	19.10
Forfeited	(13)	12.76	—	—	—	—
Non-vested at December 31,	942	$11.67	497	$17.02	164	$18.57
(dollars in millions)
Compensation expense for the year	$4.7		$3.5		$1.8
Tax benefit related to compensation expense	$(1.1)		$(0.8)		$(0.6)
Grant date fair value of awards vested	$2.6		$1.1		$0.7

As of December 31, 2019, there was $4.4 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

Form 10-K Part II	Cincinnati Bell Inc.

16.    Restructuring and Severance

Liabilities have been established for employee separations, lease abandonment and contract terminations.  A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2016	$11.0	$0.2	$11.2
Charges	32.7	—	32.7
Utilizations	(29.3)	(0.1)	(29.4)
Balance as of December 31, 2017	14.4	0.1	14.5
Charges	7.5	0.8	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	3.8
Utilizations	(16.2)	(0.2)	(16.4)
Balance as of December 31, 2018	9.5	0.7	10.2
Charges	6.9	—	6.9
Hawaiian Telcom opening balance sheet adjustment	0.1	—	0.1
Utilizations	(13.9)	(0.4)	(14.3)
Balance as of December 31, 2019	$2.6	$0.3	$2.9

Restructuring and severance charges recorded in 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continues its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in the IT Services and Hardware segment in 2019 are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

In 2018, an opening balance sheet adjustment of $3.8 million was recorded for certain employees who received severance due to the change of control clause within their employment agreements that was triggered at the time of the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in 2018 are primarily related to a voluntary severance program ("VSP") for certain management employees in the Entertainment and Communications segment, as well as Corporate.  The VSP that took place in the fourth quarter of 2018 related to the Company's continued efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. The Company also incurred employee severance costs in 2018 associated with initiatives to reduce costs and recognize future synergies in the IT Services and Hardware segment as a result of the acquisition of, and integration with, OnX.  In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.

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

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2016	$7.5	$3.0	$0.7	$11.2
Charges	27.6	5.1	—	32.7
Utilizations	(22.8)	(5.9)	(0.7)	(29.4)
Balance as of December 31, 2017	12.3	2.2	—	14.5
Charges	3.1	4.9	0.3	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	—	3.8
Utilizations	(10.6)	(5.8)	—	(16.4)
Balance as of December 31, 2018	8.6	1.3	0.3	10.2
Charges	4.9	2.0	—	6.9
Hawaiian Telcom opening balance sheet adjustment	0.1	—	—	0.1
Utilizations	(11.2)	(2.8)	(0.3)	(14.3)
Balance as of December 31, 2019	$2.4	$0.5	$—	$2.9

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2019 and 2018, $2.9 million and $9.6 million, respectively, of the restructuring liabilities were included in “Other current liabilities.”  At December 31, 2018, $0.6 million was included in "Other noncurrent liabilities."

Subsequent to December 31, 2019, the Company finalized a voluntary severance program for certain bargained and management employees in the Entertainment and Communications segment in an effort to continue to reduce costs associated with our copper field and network operations.  As a result, a severance charge of approximately $15 million will be recorded in the first quarter of 2020.

17.    Business Segment Information

For the years ended December 31, 2019, 2018, and 2017, we operated two business segments:  Entertainment and Communications and IT Services and Hardware.

Effective January 1, 2019, we adopted the requirement of ASU 2016-02, Leases.  The standard was adopted using the modified retrospective transition method, which did not require the Company to adjust comparative period amounts.

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

The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy.  Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana.  Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT.  On July 2, 2018, the Company acquired Hawaiian Telcom.  Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Revenue in 2019 and 2018 includes contributions by Hawaiian Telcom of $314.0 million and $159.2 million, respectively.  Capital expenditures in the Entertainment and Communications segment are incurred to expand our Consumer/SMB Fiber product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.

The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization.  These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded hardware reported as Infrastructure Solutions.  In the fourth quarter of 2017, the Company acquired OnX, a privately held company that provides technology services and solutions to enterprise customers in the U.S., Canada and the U.K.  In July 2018, the Company completed the acquisition of Hawaiian Telcom, and products such as UCaaS, hardware and enterprise long distance delivered by Hawaiian Telcom are included in the IT Services and Hardware segment.

Total assets for the Company decreased $76.4 million as of December 31, 2019 as compared to December 31, 2018.  Entertainment and Communications assets decreased $58.8 million due to a decrease in property, plant and equipment primarily as a result of the increased depreciation in 2019 related to Hawaiian Telcom property, plant and equipment exceeding capital expenditures. IT Services and Hardware assets increased by $32.6 million primarily due to the Company’s recognition of operating lease right-of-use assets in the Consolidated Balance Sheets upon adoption of ASU 2016-02. Corporate assets decreased $50.2 million primarily due to decreased receivables.  Lower receivables is partially due to timing of sales in the fourth quarter as well as additional sales of certain receivables under the factoring arrangement as of December 31, 2019 compared to December 31, 2018. Deferred tax assets and liabilities totaled $59.3 million and $11.7 million as of December 31, 2019, respectively. Deferred tax assets and liabilities totaled $47.5 million and $11.4 million as of December 31, 2018, respectively.  The increase in deferred tax assets in 2019, as compared to 2018, is due to increased net operating losses in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Revenue
Entertainment and Communications	$995.7	$853.4	$706.1
IT Services and Hardware	567.4	550.9	385.1
Intersegment	(26.4)	(26.1)	(25.5)
Total revenue	$1,536.7	$1,378.2	$1,065.7
Intersegment revenue
Entertainment and Communications	$21.6	$22.3	$21.2
IT Services and Hardware	4.8	3.8	4.3
Total intersegment revenue	$26.4	$26.1	$25.5
Operating income
Entertainment and Communications	$105.5	$103.3	$86.1
IT Services and Hardware	2.6	17.2	5.3
Corporate	(35.0)	(37.2)	(36.0)
Total operating income	$73.1	$83.3	$55.4
Expenditures for long-lived assets*
Entertainment and Communications	$201.3	$408.0	$186.3
IT Services and Hardware	22.4	29.2	191.2
Corporate	0.1	0.2	—
Total expenditures for long-lived assets	$223.8	$437.4	$377.5
Depreciation and amortization
Entertainment and Communications	$255.8	$210.8	$163.7
IT Services and Hardware	48.9	41.0	29.1
Corporate	0.2	0.2	0.2
Total depreciation and amortization	$304.9	$252.0	$193.0

*Includes cost of acquisitions

	As of December 31,
(dollars in millions)	2019	2018
Assets
Entertainment and Communications	$1,840.0	$1,898.8
IT Services and Hardware	500.7	468.1
Corporate and eliminations	313.1	363.3
Total assets	$2,653.8	$2,730.2

18.    Quarterly Financial Information (Unaudited)

	2019
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$379.6	$384.2	$382.5	$390.4	$1,536.7
Operating income	10.1	24.9	22.8	15.3	73.1
Net loss	(26.9)	(5.5)	(13.6)	(20.6)	(66.6)
Basic and diluted loss per common share	$(0.59)	$(0.16)	$(0.32)	$(0.46)	$(1.53)

	2018
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$295.7	$296.8	$386.7	$399.0	$1,378.2
Operating income	24.2	20.2	14.5	24.4	83.3
Net loss	(8.3)	(13.8)	(17.7)	(30.0)	(69.8)
Basic and diluted loss per common share	$(0.26)	$(0.39)	$(0.41)	$(0.65)	$(1.73)

The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring and employee severance charges totaled $3.3 million, $1.8 million, $1.3 million and $0.5 million in the first, second, third and fourth quarter of 2019, respectively. Restructuring and employee severance charges totaled $0.3 million, $4.6 million and $3.4 million in the first, second and fourth quarter of 2018, respectively.

Transaction and integration costs totaled $3.0 million, $0.6 million, $0.2 million and $9.0 million in the first, second, third and fourth quarter of 2019, respectively. These costs were primarily related to the pending acquisition by Brookfield entered into in the fourth quarter of 2019. Transaction and integration costs totaled $2.2 million, $2.7 million, $13.3 million and $4.3 million in the first, second, third and fourth quarter of 2018, respectively. These costs were primarily related to the acquisition of Hawaiian Telcom that closed in the third quarter of 2018.

Interest expense totaled $139.6 million in 2019 compared to $131.5 million in 2018. This increase is due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom.

In the second quarter of 2018, the Company amended its Credit Agreement resulting in a loss on extinguishment of debt of $1.3 million being recorded.

In the third quarter of 2018, the Company acquired Hawaiian Telcom. The revenues of Hawaiian Telcom included in the quarterly financial information for the third and fourth quarter of 2018 totaled $87.1 million and $87.9 million, respectively. Hawaiian Telcom had net loss of $0.5 million in the third quarter of 2018 and net income of $1.2 million in the fourth quarter of 2018. Revenues totaled $86.6 million, $87.8 million, $85.7 million and $86.6 million in the first, second, third and fourth quarter of 2019, respectively. Hawaiian Telcom had net loss of $2.3 million, $1.7 million, $2.4 million, and $1.2 million in the first, second, third and fourth quarter of 2019, respectively. For further information related to this acquisition, see Note 4.

19.    Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2019	2018	2017
Capitalized interest expense	$1.7	$1.0	$0.7
Cash paid/(received) for:
Interest	129.3	131.7	65.7
Income taxes, net of refunds	0.5	(13.8)	(12.9)
Noncash investing and financing activities:
Stock consideration for acquisition of Hawaiian Telcom	—	121.2	—
Acquisition of property by assuming debt and other financing arrangements	14.5	51.5	17.3
Acquisition of property on account	26.0	35.8	12.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2019 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401, Item 405, Item 406 and Item 407 (c)(3), (d)(4) and (d)(5) of Regulation S-K regarding directors of Cincinnati Bell Inc. can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in May 2019, the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of February 24, 2020 are as follows:

Name	Age	Title
Leigh R Fox	47	President and Chief Executive Officer
Andrew R Kaiser	51	Chief Financial Officer
Christi H. Cornette	64	Chief Culture Officer
Thomas E. Simpson	47	Chief Operating Officer
Christopher J. Wilson	54	Vice President and General Counsel
Joshua T. Duckworth	41	Vice President of Treasury, Corporate Finance and Investor Relations
Suzanne E. Maratta	37	Vice President and Corporate Controller

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

ANDREW R. KAISER, Chief Financial Officer of the Company since September 2016; Vice President, Consumer Marketing and Data Analytics of the Company from December 2015 to September 2016; Vice President, Corporate Finance of the Company from January 2014 to December 2015; Partner at Howard Roark Consulting, LLC from 2005 to January 2014.

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

SUZANNE E MARATTA, Vice President and Corporate Controller of the Company since May 2019; Assistant Corporate Controller of the Company from August 2017 to May 2019; Senior Financial Reporting Manager of the Company from May 2014 to August 2017; Auditor at PricewaterhouseCoopers from January 2007 to May 2014.

Item 11. Executive Compensation

The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item can be found in the Proxy Statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(2.3)

Agreement and Plan of Merger, dated as of December 21, 2019, among Cincinnati Bell Inc., Charlie AcquireCo Inc. and Charlie Merger Sub Inc. (Exhibit 2.1 to Current Report on Form 8-K, date of Report December 23, 2019, File No. 1-8519).

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

(4.15) +	Description of Registrant’s Securities.

(10.1)

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

(10.2)

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

(10.4)

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

(10.6)

Second Amendment to Receivables Financing Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time parties thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(10.7)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.8)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(10.9)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.10)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.11)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.12)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.13)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.14)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.15)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).

(10.16)*

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

(10.18)*

Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.19)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).

(10.20)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2015 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).

(10.21)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

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

(10.24)*

Cincinnati Bell Inc. Form of 2017-2019 Share-Based Performance Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-8519).

(10.25)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.26)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan)(Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).

(10.27)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).

(10.28)*	Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (Appendix I to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award (2017 Long-Term Incentive Plan) (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).

(10.30)*

Cincinnati Bell Inc. Form of 2018-2020 Share-Based Performance Unit Award Agreement (2017 Long-Term Incentive Plan) (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).

(10.31)*

Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2017 Long Term Incentive Plan) - 2019 version. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File 1-8519).

(10.32)*

Cincinnati Bell Inc. Form of 2019-2021 Share-Based Performance Unit Award Agreement (2017 Long Term Incentive Plan). (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File 1-8519).

(10.33)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.34)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).

(10.35)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).

(10.36)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective January 1, 2015 (Exhibit 10.51 to Current Report on Form 10-K, date of Report February 26, 2015, File No. 1-8519).

(10.37)*

Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective as of December 1, 2017 (Exhibit 10.4 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.38)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.39)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of March 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 1, 2017, File No. 1-8519).

(10.40)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of December 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.41)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, 2014, File No. 1-8519).

(10.42)*

Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth effective as of December 1, 2017 (Exhibit 10.5 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.43)*

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

(10.45)*	Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of December 1, 2017 (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.46)*

Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.47)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.48)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of December 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.49)*

Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.50)*

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

(10.53)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

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

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2019	$13.0	$12.5	$—	$11.2	$14.3
Year 2018	$10.4	$8.4	$—	$5.8	$13.0
Year 2017	$9.9	$6.9	$—	$6.4	$10.4
Deferred Tax Valuation Allowance
Year 2019	$48.7	$0.5	$0.1	$—	$49.3
Year 2018	$36.1	$13.1	$(0.5)	$—	$48.7
Year 2017	$35.4	$0.3	$0.4	$—	$36.1

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 24, 2020	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	February 24, 2020
Leigh R. Fox	(Principal Executive Officer)

/s/ Andrew R. Kaiser*	Chief Financial Officer	February 24, 2020
Andrew R. Kaiser	(Principal Financial Officer)

/s/ Suzanne E. Maratta*	Vice President and Corporate Controller	February 24, 2020
Suzanne E. Maratta	(Principal Accounting Officer)

Lynn A. Wentworth *	Chairman of the Board and Director	February 24, 2020
Lynn A. Wentworth

Meredith J. Ching*	Director	February 24, 2020
Meredith J. Ching

Walter A. Dods, Jr.*	Director	February 24, 2020
Walter A. Dods, Jr.

John W. Eck*	Director	February 24, 2020
John W. Eck

Jakki L. Haussler*	Director	February 24, 2020
Jakki L. Haussler

Craig F. Maier*	Director	February 24, 2020
Craig F. Maier

Russel P. Mayer*	Director	February 24, 2020
Russel P. Mayer

Theodore H. Torbeck*	Director	February 24, 2020
Theodore H. Torbeck

Martin J. Yudkovitz*	Director	February 24, 2020
Martin J. Yudkovitz

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer