Form 10-K/A
period 2019-12-31
CINCINNATI BELL INC
filed 2020-04-28
CIK 716133

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

At March 31, 2020, there were 50,564,267 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the U.S. Securities and Exchange Commission on February 24, 2020 (the “Original Filing”) by Cincinnati Bell Inc. ("Cincinnati Bell," “we,” “our,” “us” or the “Company”).  We are filing the Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our year ended December 31, 2019.  In addition, the Company is revising Item 1A. “Risk Factors” to add risk factors regarding the Coronavirus Disease 2019 (“COVID-19”) and to amend certain risk factors for changes that have occurred subsequent to the Original Filing.  The reference on the cover page of the 2019 Form 10-K to the incorporation by reference of portions of the Company's definitive proxy statement into Part III of the 2019 Form 10-K is hereby deleted.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.  We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No other changes have been made to the Form 10-K other than those described above.  This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above.  Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Form 10-K/A Part I	Cincinnati Bell Inc.

Form 10-K/A Part I	Cincinnati Bell Inc.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with those risk factors and other information disclosed in our Form 10‑K filed on February 24, 2020 and should be considered carefully in evaluating us.  Our business, financial condition, liquidity or results of operations could be materially affected by any of these risks.

Risk Factors Related to our Business and Operations

The recent global outbreak of COVID-19 and related government, private sector and individual consumer responsive actions have adversely affected the Company’s business operations, employee availability, financial performance, liquidity and cash flow and may continue to do so for an unknown period of time.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the President of the United States declared a national emergency relating to the outbreak. The outbreak has resulted in infections in the United States and abroad and has adversely affected workforces, customers and consumer sentiment and, along with a decrease in consumer spending, led to an economic downturn in many markets.  National, state and local authorities have recommended social distancing measures and have imposed or are considering quarantine and isolation measures for large portions of the population, including mandatory business closures.  These measures, while intended to protect human life, have had, and are expected to continue to have, serious adverse impacts on domestic and foreign economies of uncertain severity and duration.  The effectiveness of economic stabilization efforts, including government payments under the CARES Act to affected citizens and industries, is uncertain.

In the United States and in other countries and regions where we have a significant employee presence, facilities or critical operations, the outbreak of COVID-19 has impacted our ability to manage day-to-day operations and service our customers and has increased our costs of operations and resulted in, among other things, loss of revenue.  For example, we have implemented corporate and personal travel restrictions for employees and vendors, cancelled events and enabled work-from-home for many employees by equipping them to safely support customers remotely. We have also implemented additional safety measures for our retail stores and field operations teams.  Additionally, we have been required to temporarily close or reduce operations at some of our retail locations, facilities and customer contact centers.  Retail locations inside malls that are no longer open have been temporarily closed and those retail locations that remain open have reduced hours of operation.  Some of the contact centers that support the Cincinnati market have reduced hours of operation.  As a result of travel restrictions enacted by local government, our third-party off-shore contact center was forced to reduce its hours of operation for several weeks, resulting in longer than normal hold times during that period.  We may be required to temporarily close or reduce operations at more of or all of our retail locations, facilities or contact centers.  The foregoing effects, and other effects of COVID-19, may continue for an unknown period of time.

Our business has been, and may continue to be, negatively impacted by the effects of, or precautions taken to avoid exposure to, COVID-19, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, and by the resulting disruptions to economic conditions and financial markets. Such impacts include, but are not limited to:

•	Disruptions to our third-party providers, including those who provide many of our information technology and call center functions and other critical vendor services;
•

Reduced workforces caused by, among other things, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, or temporary unwillingness to work due to health concerns;

•	Reduced customer demand or customer payment of accounts receivables as a result of adverse economic conditions resulting from the COVID-19 pandemic;
•

Reduced availability of certain network equipment in the supply chain due to increased demand and certain suppliers who have had, or continue to have, workforce constraints due to the COVID-19 pandemic; and

•

Reduced revenues as a result of our pledge to not terminate service to certain customers due to their inability to pay bills because of disruptions caused by COVID-19 and to waive late fees for certain customers as a result of circumstances related to COVID-19.

Form 10-K/A Part I	Cincinnati Bell Inc.

Potential future impacts include, but are not limited to:

•

Increased capital costs and service disruptions or reduced bandwidth for customers due to significant short-term increases in consumer activations and bandwidth usage due to individuals working from home;

•	Increased supply chain risks such as increased scrutiny or embargoing of goods produced in infected areas;
•	Increased health insurance and labor-related costs arising from illness, quarantine and the implementation of social distancing and work-from-home measures;
•

Reduced employee productivity and a negative impact on the execution of our business plans and operations as employees must balance working remotely from home with personal responsibilities, such as child care and education;

•

Increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third parties as a result of employees or third-party vendors’ employees working remotely; and

•

In the event of a natural disaster, power outage, connectivity issue or other event that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue to support our customers’ needs and respond to inquiries through call center operations or to perform necessary repairs and maintenance.

The foregoing impacts, and other impacts of COVID-19 discussed elsewhere in these risk factors, are consistent with those generally affecting the economic, financial, regulatory and political conditions in the United States and elsewhere in the world, and are generally applicable to the industries and markets in which the Company and its subsidiaries operate.  These impacts could materially increase our costs, negatively impact our consumer and business sales and damage the Company’s financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree.  The severity and duration of any such impacts cannot be predicted because of the rapidly evolving nature of the COVID-19 pandemic.

The Company may be unable to grow our revenues and cash flows despite the initiatives we have implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, fund our pension and other employee benefit obligations and pay preferred dividends pursuant to our dividend policy.  We have identified some potential areas of opportunity and implemented several growth initiatives.  We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations.  The outbreak of COVID-19 may also negatively impact these opportunities and require us to incur additional related costs responding to the virus, particularly if the effects of COVID-19 persist for a significant period of time.

The Company’s failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs.

The Company’s agreements with its customers contain various requirements regarding performance and levels of service.  If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive financial compensation or may be able to terminate their relationship with the Company.  In order to provide these levels of service, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available in the event of disruption of service.  As a result of the COVID-19 outbreak, this same level of service must now be provided in a predominantly remote working environment due to many members of the workforce now executing their daily responsibilities from their homes. Our increased reliance on personnel working from home may negatively impact productivity and there is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 outbreak.  Additionally, our field technicians are classified as essential personnel and continue to operate business as usual.  In the event that a significant number of our field technicians are affected by COVID-19, our ability to maintain our network could be reduced.  The failure to address these or other events may result in a disruption of service.  In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers.  Decreased customer confidence could impair the Company’s ability to attract and retain customers, which could adversely affect the Company’s ability to generate revenues and operating results.

Form 10-K/A Part I	Cincinnati Bell Inc.

The Company generates a substantial portion of its revenue by serving a limited geographic area.

The Company generates a substantial portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.  Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state.  The impact of COVID-19 on the Hawaiian Islands has been, and could continue to be, more significant than in other geographies due to reliance on tourism by many businesses and reductions in tourism due to social distancing measures and recommendations of federal, state and local governments.

The customer base for telecommunications services in Hawaii is small and geographically concentrated.  The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu.  Any adverse economic conditions affecting Oahu (including the outbreak of COVID-19), or Hawaii generally, could materially impair our ability to operate our business.  Labor shortages or increased labor costs in Hawaii could also have an adverse effect on our business.  In addition, we may be subject to increased costs for goods and services that the Company is unable to control or defray as a result of operating in this limited territory or as a result of the COVID-19 outbreak.  Increased expenses including, but not limited to, energy and health care could have an adverse effect on our business and results of operations.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional internet activity such as web browsing and email.  As utilization rates and availability of these services continue to grow, our high-speed internet customers may use much more bandwidth than in the past. As a result of stay-at-home orders in Ohio and Hawaii in response to the COVID-19 outbreak, increased numbers of people working from home and students attending school online have resulted in, and could continue to result in, significantly higher than normal demands on our network capacity.  If this continues to occur and our existing network capacity becomes unable to handle the increased demand, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers.  We may not be able to recover the costs of the necessary network investments.  Service disruptions or reduced capacity for customers may result if we do not sufficiently increase network capacity in response to further sudden and significant increases in demand, such as may result from the COVID-19 outbreak.  Any of these occurrences could result in an adverse impact to our results of operations and financial condition.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict its ability to price its products and services competitively and threaten its operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors.  A significant portion of the Company’s revenue is derived from pricing plans that are subject to regulatory review and approval.  These regulated pricing plans limit the rates the Company can charge for some services while the competition has typically been able to set rates for services with limited or no restriction.  In the future, regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for its services would result in lower profitability and cash flows for the Company.  In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.

Form 10-K/A Part I	Cincinnati Bell Inc.

At the federal level, the Company’s telecommunications services are subject to the Communications Act of 1934 as amended by the Telecommunications Act of 1996, including rules adopted by the Federal Communications Commission (“FCC”).  In addition, the Company’s submarine cable facilities and operations are also subject to requirements imposed by the national security and law enforcement agencies (e.g., the Departments of Justice, Defense and Homeland Security). At the state level, Cincinnati Bell Telephone Company LLC (“CBT”) operates as the incumbent local exchange carrier (“ILEC”) and carrier of last resort in portions of Ohio, Kentucky, and Indiana, while Hawaiian Telcom, Inc. (“HTI”) serves as the ILEC and carrier of last resort in Hawaii.  As the ILEC in those states, these entities are subject to regulation by the Public Utilities Commissions in those states.  Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s and HTI’s ability to compete in their respective markets. In addition, although less heavily regulated than the Company’s ILEC operations, other subsidiaries are authorized to provide competitive local exchange service, long distance, and cable television service in various states, and are consequently also subject to various state and federal telecommunications and cable regulations that could adversely impact their operations.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues, including national security and law enforcement issues, that could result in significant changes to the business conditions in the telecommunications industry. On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses or deny or condition approval of new licenses and license transfers. It is not possible for the Company to determine whether it may be subject to a proceeding to revoke or modify its existing licenses or predict the outcome of a review of new license or transfer applications by the Committee in the future. A review of existing licenses and/or a review of new licenses and transfers by the Committee may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

In addition, in connection with our internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the internet.  There is currently only limited regulation applicable to these services although court decisions and/or legislative action could lead to greater regulation of the internet (including internet access services).  We cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

From time to time, different regulatory agencies conduct audits to ensure that the Company is in compliance with the respective regulations.  The Company could be subject to fines and penalties if found to be out of compliance with these regulations, and these fines and penalties could be material to the Company’s financial condition.

The Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company’s growth, cause it to lose customers or materially and adversely impact our business, financial condition, and results of operations.

The Company depends on third-party providers to supply products and services.  For example, many of the Company’s information technology and call center functions are performed by third-party providers, some of which are located outside of the United States, and network equipment is purchased from and maintained by vendors. Additionally, certain installation services sold by our IT Services and Hardware segment are performed by third-party providers.

Governments, public institutions and other organizations in countries and regions where cases of COVID-19 have been detected have taken certain emergency measures to combat its spread and impact, including implementation of travel bans, suspension of public transportation and closures of factories, schools, public buildings, businesses and other institutions.  As a result of such measures, our third-party off-shore contact center was forced to reduce its hours of operation for several weeks, resulting in longer than normal hold times during that period. The loss of, or further problems with, one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers. While the full impact of the COVID-19 outbreak is not yet known, potential effects on our business include disruptions to or restrictions on our third-party providers, suppliers and other vendors in our supply chain, including limitations on the ability of their employees to travel and temporary closures or reductions in the hours of their facilities or customer call centers.

Form 10-K/A Part I	Cincinnati Bell Inc.

We have suppliers around the world, including in China, the United States and other countries where cases of COVID-19 have been reported and may be spreading.  As a result, the COVID-19 pandemic may result in shortages, price increases or delays to the delivery of materials. We could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

Moreover, certain policies and statements of the President of the United States and senior government officials have given rise to uncertainty about the status of certain international trade agreements to which the United States is a party and the position of the United States with respect to international trade generally. The U.S. government has recently increased tariffs and imposed new tariffs on a wide range of products imported from China. It remains unclear what additional actions, if any, the current U.S. administration will take with respect to existing trade relationships. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers based in the United States and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

Risks Related to Our Indebtedness

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond its control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, including the effects of the COVID-19 outbreak, many of which are beyond its control.  The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its Revolving Credit Facility or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs.  If the Company cannot service its indebtedness, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers.  The Company may not be able to negotiate remedies on commercially reasonable terms or at all.  In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives.  The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

Risks Relating to the Merger with Macquarie Infrastructure Partners

There are material uncertainties and risks associated with the MIP Merger Agreement and proposed MIP Merger.

On March 13, 2020, the Company entered into an Agreement and Plan of Merger (the “MIP Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of Macquarie Infrastructure Partners V (“MIP”), a fund managed by Macquarie Infrastructure and Real Assets (the “MIP Merger”).  Below are material uncertainties and risks associated with the MIP Merger Agreement and the proposed MIP Merger.  If any of the risks develop into actual events, then the Company’s business, financial condition, results and ongoing operations, share price or prospects could be adversely affected.

•

The announcement or pendency of the MIP Merger may impede the Company’s ability to retain and hire key personnel and its ability to maintain relationships with its customers, suppliers and others with whom it does business or its operating results and business generally;

•	The attention of the Company’s employees and management may be diverted due to activities related to the MIP Merger, which may affect the Company’s business operations;
•

Matters relating to the transactions may require substantial commitments of time and resources by the Company’s management, which could harm the Company’s relationships with its employees, customers, distributors, suppliers or other business partners, and may result in a loss of or a substantial decrease in purchases by its customers;

•

The MIP Merger Agreement restricts the Company from engaging in certain actions without the approval of MIP, which could prevent the Company from pursuing certain business opportunities outside the ordinary course of business that arise prior to the closing of the MIP Merger;

•	The MIP Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company;

Form 10-K/A Part I	Cincinnati Bell Inc.

•

The Company’s directors and executive officers have financial interests in the MIP Merger that may be different from, or in addition to, the interests of the Company’s shareholders generally, which could have influenced their decisions to support or approve the MIP Merger;

•	Shareholder litigation in connection with the transactions contemplated by the MIP Merger Agreement may result in significant costs of defense, indemnification and liability; and
•	The MIP Merger may materially limit the Company’s ability to utilize existing deferred tax assets related to federal and state net operating losses.

The proposed MIP Merger may not be completed in a timely manner or at all.

Completion of the MIP Merger is subject to customary closing conditions, including (1) the absence of an order, injunction or law prohibiting the MIP Merger, (2) the expiration or early termination of the waiting period (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) approval of the MIP Merger by the Committee on Foreign Investment in the United States under Section 721 of the Defense Production Act of 1950, as amended, (4) certain FCC consents and state regulatory consents required in connection with the MIP Merger shall have been obtained, shall not be subject to agency reconsideration or judicial review, and the time for any person to petition for agency reconsideration or judicial review shall have expired and (5) the adoption of the MIP Merger Agreement by the affirmative vote of shareholders holding at least two-thirds of the outstanding Company common shares and 6 ¾% Cumulative Convertible Preferred Shares (voting as a single class). On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee, which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses or deny or condition approval of new licenses and license transfers. It is likely that the MIP Merger will be reviewed by the Committee. At this time, it not possible for the Company to predict the outcome of a review of the MIP Merger by this new Committee and whether the Committee may condition approval of the MIP Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

In addition, the MIP Merger Agreement may require the Company and MIP to comply with conditions imposed by regulatory entities and neither company is required to take any action with respect to obtaining any regulatory approval that, individually or in the aggregate, would be reasonably likely to have a material adverse effect on MIP and its affiliates (taken as a whole) or the Company and its subsidiaries (taken as a whole).  There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the MIP Merger.  There can be no assurance that all of these required approvals and clearances will be obtained or will be obtained on a timely basis.  The COVID-19 outbreak may also result in delays to the receipt of certain regulatory approvals required to consummate the MIP Merger.

The obligation of each of the Company and MIP to consummate the MIP Merger is also conditioned on, subject to certain materiality and other qualifiers, the accuracy of the representations and warranties of the other party and the performance in all material respects by the other party of its obligations under the MIP Merger Agreement.  Competing offers or acquisition proposals for the Company may be made, resulting in delay of the MIP Merger or termination of the MIP Merger Agreement.  Lawsuits have been and may be filed against the Company relating to the MIP Merger and an adverse ruling in any such lawsuit may prevent the MIP Merger from being completed in the time frame expected or at all. While the MIP Merger Agreement is not subject to any financing condition, if MIP fails to obtain debt financing, the MIP Merger is unlikely to be consummated. Each of the Company and MIP has the right to terminate the MIP Merger Agreement under certain circumstances, as described in the MIP Merger Agreement.

Failure to complete the MIP Merger could negatively impact the Company’s business, financial results and stock price.

If the MIP Merger is delayed or not completed, the Company’s ongoing businesses may be adversely affected and will be subject to several risks and consequences, including the following:

Form 10-K/A Part I	Cincinnati Bell Inc.

•	decline in share price to the extent that the current price of Company common shares reflects an assumption that the MIP Merger will be completed;
•	negative publicity and a negative impression of the Company in the investment community;
•	loss of business opportunities and the ability to effectively respond to competitive pressures; and
•	the Company may be required, under certain circumstances, to pay MIP a termination fee and additional expenses.

The Company has incurred, and will incur, substantial direct and indirect costs as a result of the MIP Merger.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the MIP Merger, and some of these fees and costs are payable by the Company regardless of whether the MIP Merger is consummated.

Other Risk Factors

The trading price of the Company’s common stock has been, and may continue to be, volatile, and the value of an investment in the Company’s common stock may decline.

The market price of the Company’s common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company’s control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to the Company.  The Company’s recent stock price reflects the assumption that the MIP Merger will be completed, or a new offer will proceed to an agreement and an acquisition will be completed.

Equity markets have experienced price and volume fluctuations that have affected the Company’s stock price and the market prices of equity securities of many other companies. These market and industry fluctuations, as well as general economic, political, and market conditions, may negatively affect the market price of the Company’s stock.

The COVID-19 outbreak has also caused severe disruption in financial and equity markets in the United States and abroad. Uncertainty around the duration of business disruptions and the extent of the spread of the virus could continue to adversely impact the national or global economy and may negatively affect the market price of the Company’s stock.

Companies that have experienced volatility in the market price of common shares have periodically been subject to securities class action litigation.  The Company may be the target of this type of litigation in the future.  Securities litigation could result in substantial costs and/or damages and divert management’s attention from other business concerns.

The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company’s business and financial condition.

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity.  The COVID-19 pandemic has resulted in an economic downturn, including increased unemployment and a decrease in consumer and commercial activity, that may continue for an extended period of time.  The Company’s primary source of cash is customer collections.  As a result of current adverse economic conditions and uncertainty relating to the COVID-19 pandemic, some customers have canceled or requested discounts on future contracted services or have had difficulty paying their accounts receivable.  Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen.  In response to the negative economic impacts of the COVID-19 pandemic, the Company has pledged to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by COVID-19 and to waive any late fees that any residential or small business customers would incur because of economic circumstances related to COVID-19.  This pledge has resulted and could continue to result in lower revenues, and has resulted, and could continue to result, in increases in the allowance for doubtful accounts due to future collection risk, which would negatively affect our results of operations.  Furthermore, the sales cycle has been lengthened, and could be further lengthened, due to business customers slowing spending and/or delaying decision-making on the Company’s products and services, which has adversely affected, and could further adversely affect, revenues.  Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company.  If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Form 10-K/A Part I	Cincinnati Bell Inc.

The Company could be subject to a significant amount of litigation, which could require the Company to pay significant damages or settlements.

The industry that the Company operates in faces a substantial risk of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes.  Additionally, while preventative measures such as social distancing, frequent hand washing and wearing personal protective equipment including masks and gloves are being taken by our field technicians, the risk of inadvertent transmission of COVID-19 through human contact could still occur and result in litigation.  We may incur significant expenses in defending these lawsuits.  In addition, we may be required to pay significant awards and settlements.

Form 10-K/A Part III	Cincinnati Bell Inc.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Role of the Board

The Board’s primary role is to oversee the Company’s long-term business strategy of creating value for its shareholders.  To effectively execute its responsibilities, members of the Board actively participate in Board and Committee meetings, engage in discussions with the Chief Executive Officer, other Company officers and shareholders, and stay abreast of trends impacting our industry and businesses in general.  The Board also ensures that it is a well-functioning, diverse group of individuals who possess strong business acumen and integrity to properly represent the best interests of shareholders in overseeing the management of the Company.

The Board is committed to good corporate governance practices and continues to make progress against key benchmarks of importance to our investors.  Some of these actions include affording proxy access rights to shareholders, offering an annual advisory vote on say on pay for executive compensation, evaluating the performance of the Board, its Committees, the Chief Executive Officer and other key executive officers and properly planning for the succession of key positions.

Board Composition and Refreshment

On May 1, 2019, Mr. Phillip R. Cox retired from his role as Chairman, and Ms. Lynn A. Wentworth was selected as Chairman.

The size of the Board is ten persons.

The Company’s Board refreshment process (whose aim is to add directors with new perspectives and knowledge about the Company's industries/businesses and other industry and Board experience) has already resulted in the addition of four new independent directors in the last six years.

The Company has a long-standing policy that the positions of Chairman of the Board (currently held by Ms. Lynn A. Wentworth) and Chief Executive Officer (currently held by Mr. Leigh R. Fox) should be held by separate persons, as set forth in its Corporate Governance Guidelines.  The Company continues to believe that this structure is in the best interest of its shareholders because it facilitates the Board’s oversight of management, allows the independent directors to be more actively involved in setting agendas and establishing priorities for the work of the Board, and is consistent with the principles of good corporate governance.

Directors are elected each year at the Annual Meeting of Shareholders to hold office until the next annual meeting and until their respective successors are elected and qualified.

Required Characteristics

The Board and the Governance and Nominating Committee expect every Director to be a person of high integrity with an established leadership reputation in his or her field and to be able to devote the time and effort necessary to properly fulfill their Board and Committee responsibilities.  Directors must also demonstrate ethical behavior, a respect for diverse individuals and cultures, good business judgment, innovative thinking, adherence to corporate governance requirements, and a commitment to responsibly addressing environmental and social issues.

Form 10-K/A Part III	Cincinnati Bell Inc.

Directors

The following are brief biographies of each person serving as a director of the Company as of December 31, 2019.

Ms. Ching is currently Executive Vice President of External Affairs at Alexander & Baldwin ("A&B").  Since joining A&B in 1982, Ms. Ching has held a number of positions of increasing responsibility.  Director since 2018.  Age 63.

Ms. Ching served as a director and member of the Audit and Compensation committees of Hawaiian Telcom's Board prior to the merger with Cincinnati Bell Inc. in July 2018.  An active member of the community, she has served on numerous non-profit boards with current board service including the Kapiolani Health Foundation, Hawaii Ag and Culinary Alliance and A&B Sugar Museum. She has also been appointed to several government boards and commissions including the State Commission on Water Resource Management, State Board of Agriculture, Honolulu Charter Commission and the Governor’s Task Force on the Department of Environmental Protection.  Her corporate and community service experience make Ms. Ching a valuable asset to the Board and in her role as a member of the Compensation Committee.

Meredith J. Ching

Mr. Dods is retired.  He served as Director of Hawaiian Telcom’s Board prior to the merger with Cincinnati Bell Inc. in July 2018, including serving as Chairman of the Board from 2008 to 2010.  He held positions as Chief Executive Officer and Chairman of the Board of First Hawaiian Bank, Chairman of Alexander & Baldwin, and Chairman of Matson, Inc.  He currently serves on the boards of First Hawaiian Bank, Pacific Guardian Life Insurance Co. Ltd., Par Pacific Holdings, Inc., Pohaku Pa’a, LLC, and Servco Pacific Inc.  He also serves on several civic and community boards throughout the state of Hawaii.  Director since 2018.  Age 78.

With over 50 years of experience in the banking and financial services industry as well as service on numerous public company and non-profit boards, Mr. Dods brings a unique perspective to the Board.  This experience makes him a valuable asset to the Board as Chairman of the Governance and Nominating Committee and as a member of the Compensation Committee and Executive Committee.

Walter A. Dods, Jr.

Form 10-K/A Part III	Cincinnati Bell Inc.

Mr. Eck is currently President and CEO of Mattress Firm, the nation's largest specialty retailer of bedding products.   Eck previously served as the Chief Local Media Officer at Univision Communications, Inc. ("Univision"), the leading Hispanic media company in the United States.  Prior to joining Univision in 2011, Mr. Eck worked at NBC Universal (“NBCU”) for 18 years, most recently serving as President of the NBC Television Network.  While with NBCU, he also led MediaWorks, NBCU’s technology and operations division.  Prior to joining NBCU, Mr. Eck held various other executive and financial positions at General Electric Company ("GE").  Director since 2014.  Age 60.

With over 35 years of media, operating, finance and technology experience at Univision, GE/NBCU and now Mattress Firm, Mr. Eck brings a significant leadership background and relevant industry experience.  This experience makes him a valuable asset to the Board as a member of the Audit and Finance Committee and the Governance and Nominating Committee.

John W. Eck

Mr. Fox has served as President and Chief Executive Officer of Cincinnati Bell Inc. since June 1, 2017.  Mr. Fox joined Cincinnati Bell in 2001 and held several positions, including President and Chief Operating Officer from September 2016 to June 2017; Chief Financial Officer from October 2013 to September 2016; Chief Administrative Officer from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; and Vice President of Finance at Cincinnati Bell Technology Solutions Inc. from October 2008 to December 2012.  Director since 2018.  Age 47.

Mr. Fox is on the boards of the USA Regional Chamber, American Red Cross, Anthony Munoz Foundation, University of Cincinnati Foundation, and ArtsWave.  Mr. Fox brings to the Board valuable public-company financial experience, a keen understanding of the communications and information technology industries, and vast knowledge of the Company’s business.

Leigh R. Fox

Ms. Haussler has served as Chairman of Opus Capital Group (a registered investment advisory firm) since 1996 and she also served as Chief Executive Officer from 1996 to June 2019. She is a director of Morgan Stanley Funds. She is a former director of Capvest Venture Fund, LP, Adena Ventures, LP (a venture capital fund), Blue Chip Venture Company (a venture capital fund) and The Victory Funds.  Director since 2008.  Age 62.

With more than 30 years of experience in the financial services industry, including her years of entrepreneurial and managerial experience in the development and growth of Opus Capital Group, Ms. Haussler brings a valuable perspective to the Company’s Board. Through her role at Opus Capital and her service as a director of several venture capital funds and other boards, Ms. Haussler has gained valuable experience dealing with accounting principles and evaluating financial results of large corporations.  She is a certified public accountant (inactive), an attorney in the State of Ohio (inactive), and an audit committee financial expert under SEC regulations.  This experience, coupled with her educational background, makes her a valuable asset to the Board as Chair of the Audit and Finance Committee and as a member of the Executive Committee and Governance and Nominating Committee.

Jakki L. Haussler

Form 10-K/A Part III	Cincinnati Bell Inc.

Mr. Maier is retired.  He was President and Chief Executive Officer of Frisch’s Restaurants, Inc. ("Frisch's"), an operator of family style restaurants and a former publicly-traded company, a position he held from 1989 to 2015. He was also a director of Frisch’s from 1984 to 2015. Director since 2008. Age 70.

With over 20 years of experience as the chief executive officer of a large, publicly-traded company, Mr. Maier brings to the Board demonstrated management and leadership ability. In addition, Mr. Maier has valuable experience dealing with accounting principles, financial reporting regulations and evaluating financial results of large companies. This experience makes him a valuable asset to the Board as Chairman of the Compensation Committee and as a member of the Audit and Finance Committee and Executive Committee.

Craig F. Maier

Mr. Mayer is retired and is now working part time with a large consulting company in information technology and digital, and business transformation.  He also was the chair of the Emerging Manufacturing IT and Digital Technologies Advisory Board for the CEO of a large software and services company for 5 years after retirement.  Prior to joining the Board, Mr. Mayer held several executive-level information technology and business process re-engineering positions at General Electric Company ("GE").  Most recently, he was Executive Vice President, CIO, and Quality Leader at GE Healthcare from 2009 to 2012.  Prior to that, he was Executive Vice President and CIO at GE Healthcare from 2005 to 2008; Vice President and CIO at GE Aircraft Engines and later to include GE Transportation from 2000 to 2005; and CIO and Chief Quality Officer at NBC from 1998 to 2000.  He held various other information technology and business process improvement positions at GE from 1986 to 1998.  Prior to that, he held multiple leadership positions at Chiquita Brands International, Republic Steel Corporation and Enduro Stainless Corporation.  Director since 2013.  Age 66.

With over 40 years of information technology and business process transformation experience at large, global organizations, Mr. Mayer brings relevant industry experience from the customer’s perspective.  This experience makes him a valuable asset to the Board as a member of the Audit and Finance Committee and the Governance and Nominating Committee.  He also serves as a valuable resource to the Company’s management team.

Russel P. Mayer

Mr. Torbeck retired as Chief Executive Officer of Cincinnati Bell Inc. effective May 31, 2017.  Prior to his retirement, he also served as President from January 31, 2013 until September 1, 2016.  He joined Cincinnati Bell in 2010 as President and General Manager of Cincinnati Bell Communications Group.  Prior to joining Cincinnati Bell, Mr. Torbeck was Chief Executive Officer of the Freedom Group, Inc. and also worked for 28 years for the General Electric Company (“GE”), where he served as the Vice President of Operations for GE Industrial Business, President and CEO of GE’s Rail Services business and Vice President of Global Supply Chain for GE Aviation.  He is a director of Americraft Manufacturing, Inc.  He serves on the boards of CTI Clinical Trial & Consulting and Triumph Signs & Consulting, Inc., as well as several non-profit boards.  Director since January 2013.  Age 63.

Mr. Torbeck brings to the Board critical knowledge and understanding of the products and services offered by the Company and a strong understanding of the telecommunications industry.  Mr. Torbeck’s prior business and management experience also provides the Board with a valuable perspective on managing a successful business.  He also serves as a member of the Executive Committee.

Theodore H. Torbeck

Form 10-K/A Part III	Cincinnati Bell Inc.

Ms. Wentworth is the former Senior Vice President, Chief Financial Officer and Treasurer of BlueLinx Holdings Inc. ("BlueLinx"), a building products distributor, from 2007 to 2008. Prior to joining BlueLinx, she was Vice President and Chief Financial Officer for BellSouth Corporation’s Communications Group ("BellSouth") and held various other positions at BellSouth from 1985 to 2007. She is a certified public accountant licensed in the State of Georgia. She is a director, chair of the Audit Committee and member of the Nominating & Governance Committee of Graphic Packaging Holding Company.  She is also a director, chair of the Audit and Finance Committee and a member of the Compensation Committee of CyrusOne Inc.  Director since 2008.  Age 61.

Ms. Wentworth’s experience as Chief Financial Officer and Treasurer of BlueLinx as well as her 22 years of telecommunications industry experience at BellSouth makes her a valuable asset as Chairman of the Board and as a member of the Audit and Finance Committee, the Compensation Committee, the Governance and Nominating Committee and the Executive Committee. Ms. Wentworth qualifies as an audit committee financial expert under applicable SEC regulations. Ms. Wentworth’s prior experience has provided her with a wealth of knowledge in dealing with complex financial and accounting matters affecting large corporations in the telecommunications industry.

Lynn A. Wentworth

Mr. Yudkovitz is retired.  He was head of The Walt Disney Company’s ("Disney") Strategic Innovation Group (2010 through 2015).  He also served as the Senior Vice President for Corporate Strategy and Business Development at Disney (2005-2010) and as President of TiVo Inc. (2003-2005).  Previously, Mr. Yudkovitz was President of two divisions at NBC and a key member of the teams that developed and launched the CNBC and MSNBC networks. Mr. Yudkovitz currently serves as Chairman of the FCC Advisory SubCommittee on Rural Deployment of Broadband.  Director since 2015.  Age 65.

With over 30 years of experience in both traditional and digital media, Mr. Yudkovitz brings to the Board relevant industry experience, which makes him a valuable asset to the Board as a member of the Compensation Committee.  In addition, Mr. Yudkovitz's previous experience leading large strategic business innovation initiatives at both NBC and Disney makes him a valuable advisor to the Company’s management team on key areas of growth.

Martin J. Yudkovitz

Audit and Finance Committee

The Audit and Finance Committee currently consists of five persons, none of whom is an executive officer of the Company and all of which are independent directors.  The Audit and Finance Committee held five meetings during 2019.  Members of the Audit and Finance Committee are Mr. Eck, Ms. Haussler, Mr. Maier, Mr. Mayer and Ms. Wentworth.  The purpose of the Audit and Finance Committee is, among other things, to assist the Board in its oversight of (i) the integrity of the financial statements of the Company, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independence and qualifications of the independent registered public accounting firm ("Independent Registered Public Accounting Firm"), (iv) the Company’s risk assessment and risk management policies, and (v) the performance of the Company’s internal audit function and Independent Registered Public Accounting Firm.  To this end, the Audit and Finance Committee meets in executive session with its own members and may also meet separately with the Independent Registered Public Accounting Firm, the Company’s internal auditors, General Counsel or members of management.  The Audit and Finance Committee Charter provides a more detailed description of the responsibilities and duties of the Audit and Finance Committee.

Form 10-K/A Part III	Cincinnati Bell Inc.

While the Board has ultimate responsibility for risk oversight, it delegates many of these functions to the Audit and Finance Committee.  The Audit and Finance Committee receives regular updates on the Company’s existing and emerging risks from the Company’s Internal Audit department.  The updates are based upon interviews with senior management of the Company as well as other key employees.  The updates include risk rankings and a general description of risk mitigation activities pertaining to each item.  In addition, the Audit and Finance Committee receives regular updates from the Company’s Chief Security Officer on cyber security risks and the actions being taken by his department to monitor and mitigate those risks.  The Audit and Finance Committee also oversees the Company’s Security Breach Response and Notification Plan, which sets forth the Company’s plan for notifying affected persons and other stakeholders in the event a security breach involving personally identifiable information or protected health information triggers notification requirements under applicable law.  The Audit and Finance Committee provides periodic updates to the full Board on risk oversight and cyber security matters.

In performing its duties, the Audit and Finance Committee meets as often as necessary and at least once each calendar quarter with members of management, the Company’s internal audit staff and the Independent Registered Public Accounting Firm.  An agenda for each such meeting is provided in advance to the members of the Audit and Finance Committee.

The Board determined that each member of the Audit and Finance Committee satisfies the independence requirements of the rules and regulations of the Securities and Exchange Commission (the “SEC”) and the independence and other requirements of the rules and listing standards of the New York Stock Exchange (“NYSE”).  No member of the Audit and Finance Committee serves on the audit committees of more than three public companies.  In addition, the Board determined that Ms. Haussler, Ms. Wentworth and Mr. Eck are audit committee financial experts as defined in the regulations of the SEC and that each member of the Audit and Finance Committee is financially literate as defined by the rules and listing standards of the NYSE.

Executive Officers of the Registrant

The information required by this item can be found in Cincinnati Bell Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Code of Ethics

The information required by this item can be found in Cincinnati Bell Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Form 10-K/A Part III	Cincinnati Bell Inc.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

The Company's 2019 named executive officers (“NEOs”) were:

Leigh R. Fox	President and Chief Executive Officer
Andrew R. Kaiser	Chief Financial Officer
Thomas E. Simpson	Chief Operating Officer
Christi H. Cornette	Chief Culture Officer
Christopher J. Wilson	Vice President and General Counsel

This Compensation Discussion and Analysis (the “CD&A”) discusses the elements of our executive compensation program and the reasons why the Compensation Committee selected those particular elements, the performance metrics and goals under certain of those elements, the compensation that the executives might earn, and how each element encourages the Company's achievement of its business objectives and strategy.

The Company utilizes certain non-GAAP financial measures, Adjusted EBITDA (“EBITDA”) and Adjusted Unlevered Operating Cash Flow (“Adjusted OCF”), in order to compensate NEOs.  The Company defines Adjusted EBITDA as GAAP operating income plus depreciation, amortization, stock-based compensation, restructuring and severance related charges, (gain) loss on sale or disposal of assets, transaction and integration costs, asset impairments, and other special items.  The Company defines Adjusted OCF as cash flows from operating activities (as defined by GAAP) adjusted to exclude (1) cash paid for interest on (a) all long-term debt, (b) capital lease obligations, and (c) other financing arrangements for the period (computed on the basis of the Company’s interest expense for purposes of the Company’s applicable income statements as determined in accordance with GAAP, less non-cash items); and (2) cash paid for transaction and integration costs.

The reconciliation of Non-GAAP Adjusted EBITDA and Adjusted OCF to the most directly comparable GAAP measure is presented in the following tables. Certain other adjustments may be made for items not contemplated as part of the target goals, such as the results associated with the acquisition of Hawaiian Telcom.  All adjustments are approved by the Board.

Year ended December 31,
(dollars in millions)	2019
Net loss (GAAP)	$(66.6)
Add:
Income tax benefit	(10.6)
Interest expense	139.6
Other income, net	(0.5)
Other components of pension and postretirement benefit plans expense	11.2
Operating Income (GAAP)	$73.1
Add:
Depreciation and Amortization	304.9
Restructuring and severance related charges	6.9
Transaction and integrations costs	12.8
Stock-based compensation	7.4
Adjusted EBITDA	$405.1

Year ended December 31,
(dollars in millions)	2019
Operating cash flow (GAAP)	$259.1
Add:
Cash paid for interest	129.3
Transaction and integrations payments	7.0
Adjusted Unlevered Operating Cash Flow	$395.4

Form 10-K/A Part III	Cincinnati Bell Inc.

Executive Summary

Our goal is to link the executive compensation program to the Company’s strategic plan and the long-term interests of its shareholders.  The Company’s long-term strategy is to become a leading technology company with state-of-the-art fiber assets providing end-to-end communications services (high speed data, video and voice solutions) and IT infrastructure and solutions.  The Company’s strategic goals are to:

•	expand our fiber network; and
•	grow our IT services and hardware segment.

Consequently, the Company’s executive compensation program ties a significant portion of an executive’s realized annual compensation to the Company’s achievement of financial and strategic goals.  For 2019, the key financial measures utilized to assess annual performance are revenue and Adjusted EBITDA. The key financial measures utilized to assess long-term performance include a combination of strategic revenue, EBITDA, return on invested capital ("ROIC"), operating cash flow and total shareholder return ("TSR"), depending on the year the long-term incentive award was granted.  In addition, for certain long-term incentive awards, the Company will adjust the final long-term performance payout using a TSR factor based on the Company's TSR performance as compared to the Russell 2000 index.  See Elements of Compensation below for a detailed discussion of the payments made under the annual and long-term incentive plans for 2019 performance.

For 2019, the Company achieved the following financial and operational results:

•	Revenue totaled $1,537 million, an increase of $159 million compared to the prior year
•	Adjusted EBITDA totaled $405 million, an increase of $33 million compared to the prior year
•	Operating income totaled $73 million, down $10 million compared to the prior year
•	Hawaiian Telcom contributed revenue of $347 million, an increase of $172 million compared to the prior year
•	Hawaiian Telcom contributed Adjusted EBITDA of $99 million, an increase of $52 million compared to the prior year
•	Cincinnati Fioptics revenue totaled $353 million, up $12 million from a year ago
•	IT Services and Hardware Adjusted EBITDA totaled $54 million, down $9 million from the prior year
•	Cash provided by operating activities totaled $259 million, up $44 million as compared to the prior year
•	Free cash flow totaled $46 million, up $5 million year-over-year
•	Fiber-to-the-premise (“FTTP”) internet subscribers increased by approximately 17,700 in Cincinnati and 3,800 in Hawaii compared to the prior year
•

Continued construction of its fiber network and passed an additional 12,500 addresses with FTTP in Cincinnati, which is now available to approximately 60% of Cincinnati’s addressable market and 6,500 addresses with FTTP in Hawaii, which is now available to approximately 35% of Hawaii’s total addressable market

As a result of the above achievements, the NEOs earned their annual incentives above target and their long-term performance incentives below target.

We believe that our 2019 results confirm that the Company’s executive compensation program effectively focuses our executive talent on achieving our key financial goals over multiple years and aligns executive long-term incentive rewards with the interests of shareholders. The mix of base pay (the “fixed cost” of the program) and both annual and long-term incentive plans promote achievement of current-year goals and longer-term business strategies while driving appropriate business behavior without inducing executives to take undue business risks.

Form 10-K/A Part III	Cincinnati Bell Inc.

The following chart summarizes the key elements of our compensation program, which are discussed in more detail later in the CD&A.

Component	Purpose	Key Characteristics	2019 Key Actions
Base Salary	• Allows Company to attract and retain executives • Recognizes individual performance through merit increases • Recognizes individual work experience and level of responsibility	• Fixed annual cash compensation • Increases primarily driven by individual performance and by market positioning • Used to calculate other components of compensation

• While the Company reviews salary market data for all non-union employees on an annual basis, it follows a practice of only providing merit increases on an 18-24 month basis.

• In keeping with this practice, all NEOS received a 3% merit increase in their base salaries in 2019.

Annual Incentives	• Motivate achievement of Company annual financial goals and strategic objectives • Motivate achievement of individual annual performance goals	• Performance-based annual cash incentive compensation • Annual incentive target set as a percentage of base salary

• The revenue and Adjusted EBITDA performance metrics, which affect 80% of incentive payout, were attained at 100.5% and 100%, respectively, of target. Together with the individual performance portion, NEO total annual incentive payouts were 121% of target.

• Annual incentives for NEOs are set as a percentage of base salary.  Since the NEOs received base salary increases of 3% in 2019, their annual incentive targets for 2019 also increased by 3%.

Form 10-K/A Part III	Cincinnati Bell Inc.

Performance-Based and Time-Based Restricted Stock Unit Awards

• Motivate achievement of Company long-term financial goals and strategic objectives

• Facilitate executive equity ownership thereby further aligning executive and shareholder interests

• Retain key executives

• Performance-based stock unit awards provide performance-based long-term equity incentive compensation (with vesting based on both continued service and achievement of performance goals)

• Performance-based stock unit awards are granted annually with three-year performance cycles

• Restricted stock units are time-based and vest on the 3rd anniversary of the grant date

• With the exception of Ms. Cornette and Mr. Wilson, the remaining NEOs received increases in their 2019 long-term incentive targets in line with changes to market data for their respective positions.

• 2019 grants consist of time-based restricted stock units (50%) and performance-based stock units (50%).

• 2019 results will be calculated for each performance period (2019, 2019-2020 and 2019-2021), with a single payment at the end of the 3-year performance period.

The Company also provides certain retirement benefits and post-termination compensation to the NEOs, as described in more detail later in this CD&A.

Compensation Practices

The Company reviews and modifies its executive compensation program and practices regularly to address changes in the Company's short- and long-term business objectives and strategies, new regulatory standards and to implement evolving best practices.  Listed below are compensation practices that the Company has adopted in support of its compensation philosophy:

•

Performance-Based Compensation.  The Company believes that a significant percentage of each NEO's total compensation should be performance-based or “at-risk.”  Base salary was only 18% of the Chief Executive Officer's 2019 target compensation and 34% of the other NEOs' 2019 target compensation.

•

Stock Ownership Guidelines.  The Company believes that equity ownership creates alignment between executive and shareholder interests.  In support of this objective, we maintain stock ownership guidelines under which our NEOs are expected to accumulate specified ownership stakes over time.  See Other Compensation Policies for a more detailed discussion.

•

Compensation Risk Assessment.  The Company conducts annual compensation risk assessments to ensure that our policies and programs do not unintentionally encourage inappropriate behaviors or lead to excessive risk taking.  We have concluded that our compensation plans, policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company.

•

Repricing Prohibition.  We maintain prohibitions against the repricing of underwater stock options in the absence of shareholder approval.  The definition of a repricing includes cash buyouts of underwater stock options and stock appreciation rights. This change applies to all grants, including existing grants.

•

Double-Trigger Equity Vesting.  The Cincinnati Bell Inc. 2007 Long Term Incentive Plan and the Cincinnati Bell Inc. 2017 Long-Term Incentive Plan provide that, in the event of a change in control ("CIC"), an employee must be involuntarily terminated without cause by the Company during the 24-month period following a CIC for previously granted equity awards that are continued, assumed or substituted to vest.

Form 10-K/A Part III	Cincinnati Bell Inc.

•

Executive Compensation Benchmarking.  The Company (i) uses the general industry peer group as the primary source of market data for competitive assessments of executive pay, (ii) uses a peer group consisting of 19 telecommunications and IT services companies (the “Telecommunications Peer Group”), filed as Exhibit 99.1 to this Annual Report on Form 10-K/A, as a secondary reference for assessing market pay and industry compensation practices, and (iii) each year reviews and modifies, if necessary, the Telecommunications Peer Group to make certain that it is an appropriate peer group for comparisons to Cincinnati Bell.  We target each pay component and total pay at the 50th percentile.

•

Hedging and Pledging Policy.  The Company's Insider Trading Policy expressly prohibits ownership of derivative financial instruments or participation in investment strategies that hedge the economic risk of owning the Company's common stock and prohibits officers and directors from pledging Company securities as collateral for loans.

•

Clawback Policy.  The Company has a clawback policy that allows it to recover incentive payments to or realized by executive officers in the event that the incentive compensation was based on the achievement of financial results that are subsequently restated to correct any accounting error due to material noncompliance with any financial reporting requirement under the federal securities laws, and such restatement results in a lower payment or award.

•

Independent Compensation Committee.  Each member of the Compensation Committee is independent as defined in the corporate governance listing standards of the NYSE, and the Company's director independence standards mirror those of the NYSE.

•

Independent Compensation Consultant.  The Compensation Committee utilizes the services of an outside independent compensation consultant to assist in its duties.  The Compensation Committee's consultant performs no other services for the Company or its management.

•

Elimination of Gross-Ups.  The Compensation Committee has a policy in place that any new or materially amended employment agreement with any NEO will not contain any excise tax gross-up provisions with respect to payments contingent on a CIC. In addition, no current employment agreements contain any excise tax gross-up provisions.

2019 Say-on-Pay Vote and Shareholder Outreach

The Compensation Committee believes aligning executives' compensation with shareholder return is a key to a balanced approach.  In 2019, the long-term incentive compensation plan awards for executives consisted of a mix of time-based restricted stock units and performance-based stock units.  Having both components linked to Company stock provides greater alignment with shareholders, with the time-based restricted stock units creating an element of retention for key executive talent.

In 2019, approximately 98% of the shares voted with respect to the Company's say-on-pay proposal voted "for" approval of the Company's executive compensation.  The Chief Executive Officer, the Chief Financial Officer and other members of senior management held five meetings in 2019 with key investors to reinforce the Company's strategic direction and the Board's refreshment process.  In addition, the Chief Executive Officer, the Chief Financial Officer and other senior managers hosted teleconferences with several of the Company's largest shareholders following each quarterly earnings call to discuss the Company's strategy and financial results.

The Company's outreach program also provides an opportunity for any of its shareholders to request a meeting with one or more of the Chairman of the Board, the Chairman of the Compensation Committee, the Compensation Committee’s independent compensation consultant, and certain members of senior management to obtain feedback on the Company’s strategic direction as well as its executive compensation program.

Compensation Program Objectives

The executive compensation program's primary objectives are:

•	To attract and retain high-quality executives by offering competitive compensation packages;
•

To motivate and reward executives for the attainment of financial and strategic goals, both short-term and long-term, thereby increasing the Company's value while at the same time discouraging unnecessary or excessive risk-taking; and

•

To align the interests of the executives and the shareholders by attributing a significant portion of total executive compensation to the achievement of specific short-term and long-term performance goals set by the Compensation Committee.

Form 10-K/A Part III	Cincinnati Bell Inc.

Elements of Compensation

Base Salary

Base salaries are provided to the Company's NEOs for performing their day-to-day responsibilities.  The base salaries of our NEOs are based on a review of the competitive market median for comparable executive positions, assessment by the Chief Executive Officer (or in the case of the Chief Executive Officer's base salary, by the Compensation Committee and entire Board) of the executive's performance as compared to his or her individual job responsibilities, the salary level required to attract and retain the executive and such other factors as the Chief Executive Officer or the Compensation Committee deems relevant for such executive.  Generally, no one factor is given more weight than another, nor does the Company and the Compensation Committee use a formulaic approach in setting executive pay.  Additionally, while the Company looks at 50th percentile total compensation, it also considers the executive’s individual performance as well in determining salary adjustments.

While the Company reviews salary market data for all non-union employees on an annual basis, it follows a practice of providing merit increases on an 18-24 month basis.  In keeping with this practice, the NEOs received 3% increases to their base salaries in 2019.

Annual Incentives

Annual incentives are intended to motivate and reward senior executives for achieving the short-term business objectives of the Company.  Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Committee and for individual performance.  For the NEOs, financial performance goals represent 80% of the annual incentive determination and the individual performance evaluation represents 20%. Payouts, if any, can range from 0% to 150% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance and evaluations of individual performance and contributions for the year.  The Board and Compensation Committee approve financial goals annually which reflect their belief that achievement of these goals drives the Company's strategic success.

The Company used the following goals having the indicated weights in 2019:

•	60% on Adjusted EBITDA;
•	20% on revenue; and
•	20% on individual performance.

The Company has selected Adjusted EBITDA and revenue as its performance measures.  Investors have identified these metrics as key indicators of current financial performance and the Company's ability to execute on its strategy of creating a technology company with state-of-the-art fiber assets servicing customers with data, video, voice and IT solutions to meet their evolving needs.  Adjusted EBITDA is given a significantly higher weighting than revenue and individual performance because it is a key measure of profitability of the Company that eliminates the effects of accounting and financing decisions.  In addition, investors view it as an effective barometer of how well a company can service its debt.

The Board and Compensation Committee review and approve the annual incentive attainment percentages for both Adjusted EBITDA and revenue.  In conjunction with such review, they may adjust the actual result or goal amount to reflect a change in business strategy, reallocation of Company resources or an unanticipated event.

The Adjusted EBITDA and revenue goals are assessed independently of each other and are scaled above and below their respective targets.  The scale for 2019 targets is set forth below:

	Adjusted EBITDA Goal		Revenue Goal
Percentage of Criterion Achieved	Percentage of Target Incentive Goal	Percentage of Total Annual Incentive Paid	Percentage of Target Incentive Goal	Percentage of Total Annual Incentive Paid
Below 95%	0%	0%	0%	0%
95%	50%	30%	50%	10%
100%	100%	60%	100%	20%
110%	125%	75%	125%	25%
120% or greater	150%	90%	150%	30%

Form 10-K/A Part III	Cincinnati Bell Inc.

The 2019 target annual incentives for each of the NEOs at year-end are set forth below:

Named Executive Officer	Target Annual Incentive as a Percentage of Base Salary
Leigh R. Fox	100%
Andrew R. Kaiser	100%
Thomas E. Simpson	100%
Christi H. Cornette	100%
Christopher J. Wilson	100%

In 2019, for annual incentive purposes, the chart below sets out the Adjusted EBITDA and revenue target goals and actual results, adjusted for items not contemplated as part of the target goals.  These results produced a weighted-average payout for the financial portion of approximately 81% of target:

Financial Objective	2019 Threshold Performance Level	2019 Adjusted Target	2019 Superior Performance Level	2019 Actual Results
Adjusted EBITDA	95%	$405M	120%	$407M
Revenue	95%	$1.537B	120%	$1.537B

The Chief Executive Officer provides the Compensation Committee with his assessment of each other executive officer's individual performance.  The Chief Executive Officer reviews, for each executive officer, the performance of the executive's department, the quality of the executive's advice and counsel on matters within the executive's purview, qualitative peer feedback and the effectiveness of the executive's communication with the organization and with the Chief Executive Officer on matters of topical concern.  These factors are evaluated subjectively and are not assigned specific individual weights.  The Chief Executive Officer then recommends an award for the individual performance-based portion for each of the other NEO's annual incentive, which can range from 0% to 200% of the target award for such portion.

The Compensation Committee meets in executive session to consider the Chief Executive Officer's individual performance. The Compensation Committee evaluates the information obtained from the other directors concerning the Chief Executive Officer's individual performance, based on a discussion led by the Chairman of the Board.  Factors considered include: operational and financial performance, succession planning, development of the Company leadership team, development of business opportunities and community involvement/relationships.  The Compensation Committee has discretion in evaluating the Chief Executive Officer's performance and may recommend to the full Board a discretionary increase or decrease to the Chief Executive Officer's final annual incentive award as the Compensation Committee believes is warranted.

The table below shows the percentage of target annual incentive earned by each NEO for 2019 for each performance measure and in total as well as the actual award payment:

Named Executive Officer	Total Company Adjusted EBITDA	Total Company Revenue	Individual Performance	Total Annual Incentive Award	Total Annual Incentive Award Payment
Leigh R. Fox	100.5%	100%	200%	121%	$809,025
Andrew R. Kaiser	100.5%	100%	200%	121%	$497,490
Thomas E. Simpson	100.5%	100%	200%	121%	$559,676
Christi H. Cornette	100.5%	100%	200%	121%	$472,616
Christopher J. Wilson	100.5%	100%	200%	121%	$457,691

Form 10-K/A Part III	Cincinnati Bell Inc.

Long-Term Incentives

The long-term incentives granted to NEOs in 2019 consist of performance stock units and restricted stock units.  Long-term incentives are intended to encourage the Company's executives to focus on and achieve the long-term (three-year) business goals of the Company and to aid their development and retention through share ownership and recognition of future performance.  An executive's realization of his or her long-term incentive means that the Company has also performed in accordance with its plan over a long-term period.  The total annual long-term incentive opportunity for each NEO is established by the Compensation Committee or, in the case of the CEO, by the Compensation Committee and the Board, in terms of dollars.  In administering the long-term incentive program, the Compensation Committee considers competitive market data (as discussed in Compensation Determination Process) and the recommendations of the Chief Executive Officer regarding each executive's performance and specific individual accomplishments.  For each type of award, the number of performance-based stock units and/or restricted stock units to grant is determined by dividing the approved aggregate award amount by the closing price of a share of common stock on the day the Board approves the financial results.  The Compensation Committee's policy is not to grant more than 2,000,000 shares per year in connection with long-term incentive awards under the 2017 Long Term Incentive Plan.

Stock Options/SARs

No stock options or stock appreciation rights ("SARs") were granted to any NEO in 2019.

Performance-Based and Time-Based Restricted Stock Unit Awards

Performance-based and time-based awards for 2019 were granted in the form of performance stock units and restricted stock units.

Restricted stock units will be paid in common shares at the end of a three-year vesting period.

As was the practice in 2017 and 2018, the performance-based stock units granted in 2019 are structured to be paid in common shares, equal to the fair market value of common shares at the end of a three-year performance period and are based on the achievement of specific Company quantitative goals over such three-year performance period.  Such awards were granted during the first quarter of each calendar year following finalization and approval by the Board of the financial goals for the next three-year performance period.  For the 2017 awards, performance goal attainment will be based on the achievement of the specific Company quantitative goals for each of the performance periods (2017, 2017-2018 and 2017-2019) as approved by the Board, with a single payout at the end of the three-year performance period.  For the 2018 awards, performance goal attainment will be based on the achievement of the specific Company quantitative goals on a cumulative basis for each of the performance periods (2018, 2018-2019 and 2018-2020) as approved by the Board, with a single payout at the end of the three-year performance period.  For the 2019 awards, performance goal attainment will be based on the achievement of the specific Company quantitative goals for each of the performance periods (2019, 2019-2020 and 2019-2021) as approved by the Board, with a single payout at the end of the three-year performance period.

For each of the 2017 performance periods (2017, 2017-2018 and 2017-2019), within the three-year performance cycle ending December 31, 2019, Adjusted EBITDA, strategic revenue and ROIC are equally weighted.  For Adjusted EBITDA and strategic revenue, achievement must be at least 95% of the target goal in order to generate a threshold level payout equal to 50% of the target award for each executive.  For ROIC, achievement must be at least 75% for the 2017 performance periods in order to generate a threshold level payout equal to 75% of the target award for each executive.  The final payout calculation for the 2017-2019 performance period is subject to a +/- 15% adjustment based on the Company’s  total shareholder return ("TSR") over the three-year performance period compared to the Russell 2000 Index.  Achievement less than the 35th percentile of the Russell 2000 Index will result in a 15% reduction while achievement greater than the 65th percentile will result in a 15% increase.  For TSR results greater than the 35th percentile and less than the 65th percentile of the Russell 2000 index, the +/- 15% adjustment will be determined based on interpolation.

For each of the 2018 performance periods (2018, 2018-2019 and 2018-2020) within the three-year performance cycle ending December 31, 2020, and each of the 2019 performance periods (2019, 2019-2020 and 2019-2021) within the three-year performance cycle ending December 31, 2021, 70% of the award payout is based on Adjusted Unlevered Operating Cash Flow ("Adjusted OCF"), with the remaining 30% based on the Company's TSR for each of the 2018 performance periods and 2019 performance periods compared to the Telecommunications Peer Group approved by the Compensation Committee as in effect on the last day of the respective performance period.  For Adjusted OCF, achievement must be at least 95% of the target goal in order to generate a threshold level payment equal to 50% of this component of the target award for each executive.  With respect to the TSR component of the award, the Company's TSR for the respective performance period must be at least in the 20th percentile when compared to the Telecommunications Peer Group in order to generate a threshold level payout equal to 25% of this component of the target award for each NEO (achievement above the 30th percentile is based on a sliding scale,

Form 10-K/A Part III	Cincinnati Bell Inc.

with achievement of the 50th percentile generating a payout at 100% and achievement of the 90th percentile or greater generating payout at 150% of this component of the target award for each NEO).

The threshold, target and superior performance levels are the same for each of the NEOs.  For the 2017-2019 long-term incentive awards, each of the NEOs received 70.9% of their target awards based on the results of the three-year performance cycle ending December 31, 2019 as shown in the table below, adjusted for the TSR results.

2017-2019	Threshold		Superior	Actual Results (a)
Performance Cycle	Performance Level	Target	Performance Level	2017	2017-2018	2017-2019
Adjusted EBITDA	95.0%	100.0%	120.0%	99.3%	99.3%	98.7%
Strategic Revenue	95.0%	100.0%	120.0%	99.2%	97.2%	95.0%
ROIC	77.0%	100.0%	110.0%	108.0%	108.9%	106.7%

(a)	The maximum payout for the full 3-year performance cycle is 150%.

Business Value Program

On May 1, 2018, the Board approved a new management incentive program (the "Business Value Award Program") intended to reward key management of the Company  for growing, and creating significant enterprise value through such growth, in the IT Services and Hardware business of the Company (“IT Segment”).  The Business Value Award Program has been implemented through an award of Business Value Award “points”.  A “point” is a measure used to determine the amount of cash, if any, that could be distributed to a participating employee who receives such an award upon the occurrence of certain events.  A form of Business Value Award Agreement (the “BVAP Agreement”) for the award of such points was approved by the Committee on May 1, 2018.  A maximum of 1,000 total points may be awarded to all employees participating in this Business Value Award Program.

The BVAP Agreement provides for a specified cash payment to the participating employee in the event that (i) the employee is continuously employed for a two-year period after the date of grant, (ii) a qualifying transaction (as described below) involving the IT Segment is consummated before May 1, 2023, and (iii) the qualifying transaction generates a Net Value Created by the IT Segment (as described below).  The value of an award granted to a participating employee is equal to the number of points awarded to such employee multiplied by 0.001 multiplied by the Award Pool Amount (as described below).  For purposes of determining the amount of an award payable: (i) a “qualifying transaction” means a transaction that would result in the Company selling or transferring (including through an initial public offering) and ceasing to own at least 51% of the fair market value of the assets or equity of the IT Segment; (ii) the “Net Value Created by the IT Segment” means the total consideration received by the Company in a qualifying transaction less the cost of acquisitions and investments made by the Company to inorganically grow the IT Segment (including the OnX Holdings acquisition); and (iii) the “Award Pool Amount” means an amount equal to 10% of the Net Value Created by the IT Segment.  If a qualifying transaction does not occur before May 1, 2023, unless such date is extended because a qualifying transaction is in progress but has not yet closed, the Agreement terminates with no payment to the participating employee.  Moreover, if the participating employee’s employment is terminated for any reason (other than a termination for the Employee’s retirement, death or disability), prior to the consummation of a qualifying transaction, then the employee will not receive any payment under the BVAP Agreement.  In addition, if the qualifying transaction is a result of a “change in control” as defined in the Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (the “2017 LTIP”), the amount of any award payable pursuant to a BVAP Agreement may be reduced by any “change in control” payment received by such participating employee under the 2017 LTIP.  The CEO was awarded 100 points and each of the other NEOs were awarded 50 points.

Benefits

NEOs hired prior to January 1, 2009 participate in the Cincinnati Bell Management Pension Plan (the "Management Pension Plan") on the same basis as all other eligible salaried and certain non-union hourly employees.  The Management Pension Plan is a qualified defined benefit plan with a nonqualified provision that applies to the extent that eligible earnings or benefits exceed the applicable Internal Revenue Code limits for qualified plans.  The Company makes all required contributions to this plan. However, as described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table, the Management Pension Plan is now frozen and no further credits, other than interest, are made to the plan.  The executives, along with all other salaried employees, also participate in a 401(k) savings plan, which includes a Company matching contribution feature that vests 100% of such matching contributions in the employee's account as they are made to the plan.

Form 10-K/A Part III	Cincinnati Bell Inc.

The value of the Company's retirement program is not considered in any of the compensation decisions made with respect to other elements of NEO compensation, because the Company believes that the alignment of the interests of executives and shareholders is most effectively accomplished through its short- and long-term incentive compensation programs.

Compensation Determination Process

Role of the Compensation Committee and Management in Recommending Compensation

As described in greater detail below, individual base salaries, annual cash incentive awards and long-term incentive grant amounts are determined within the framework of the executive's position and responsibility, individual performance and future leadership potential, as determined by the Chief Executive Officer in consultation with the Compensation Committee, or by the Compensation Committee and the Board in the case of the Chief Executive Officer, as well as with regard to the external marketplace.

The Chief Executive Officer presents compensation recommendations for the senior executives, including the other NEOs, to the Compensation Committee for its review and approval.  The Compensation Committee evaluates the performance of the Chief Executive Officer, determines his compensation, and discusses its recommendation with the Board in executive session before the Board grants its approval.

Determination of the Target Compensation Levels

In determining pay levels, the Company established a philosophy to target each component - base salary, target annual incentive and target long-term incentive - at the market 50th percentile appropriate to the revenue size of the Company.  In implementing this philosophy, the Compensation Committee considers and evaluates the following information:

•An annual study of market compensation practices conducted by Willis Towers Watson, the Company’s compensation consultant, at the Company’s request, whereby it obtains, compiles and supplies to the Company and the Compensation Committee competitive compensation information as  described below:

•Pay practices for executive officers from Willis Towers Watson’s compensation survey, reflecting general industry companies across a broad range of revenue sizes (the "General Industry Survey").  Since executive compensation correlates to a company's annual revenue (i.e., the higher a company's revenue, generally the higher the executive's market compensation), the Company, in consultation with Willis Towers Watson, uses a statistical technique called "regression analysis1" to adjust the survey data to the Company’s revenue size.  The Compensation Committee approved the use of the General Industry Survey information as the primary source for market competitive assessments of NEO pay levels for the following reasons:

•The ever-changing landscape of the telecommunications industry and the difficulty in assessing year-over-year changes in executive compensation within these companies due to mergers, acquisitions, industry developments and other business changes;

•The lack of a sufficient number of suitable telecommunications companies within the Willis Towers Watson database to secure adequate pay survey data, resulting in the need to use proxy data for some telecommunications companies; and

•The absence of pay data in the proxies for certain NEO positions.

•Pay practices for executive officers of the Telecommunications Peer Group.  Because of the reasons noted above, the Compensation Committee uses the information about the Telecommunications Peer Group as a secondary source for monitoring compensation trends to provide reasonable assurance that using the General Industry Survey data for comparative analysis does not cause an aberration of the Company's executive compensation at the 50th percentile.  The Telecommunications Peer Group used in 2019 is filed as Exhibit 99.1 to this Annual Report on Form 10-K/A.

•The Compensation Committee annually reviews and approves the list of companies in the Telecommunications Peer Group.

1 Regression analysis is a statistical tool for determining the relationship between a dependent variable (in this case, target compensation levels) and an independent variable (in this case, revenue).  The technique correlates median predicted pay for companies by taking into consideration their revenues (i.e., smaller revenue companies would have pay predicted based on their revenues rather than by a simple median of pay for all companies in the General Industry Survey).  For each executive position whose compensation is assessed and set by the Compensation Committee (or the Board in the case of the Chief Executive Officer), Willis Towers Watson produces a predicted level for each pay component at the 50th percentile of companies based on Cincinnati Bell's revenues.  The use of regression analysis allows the Compensation Committee to compare each executive's pay, both by pay component and in total, to the market 50th percentile of similar revenue-sized companies

Form 10-K/A Part III	Cincinnati Bell Inc.

•To provide additional context for the Compensation Committee in making its decisions, the Compensation Committee reviews "tally sheets" prepared for each of the executives.  Tally sheets provide the Compensation Committee with detailed information, as of a given date, about each executive's current compensation (including the value of any applicable benefit programs) and wealth accumulation, including the value of accrued and vested pay, such as shares of Company stock, vested stock options and other equity awards owned by the executive, the value of any retirement benefits provided by the Company and any pay and benefits triggered under a variety of employment termination scenarios.

•Input from the Compensation Committee's independent compensation consultant, Mr. Charles J. Mazza.

•Input from Company management (primarily the Chief Executive Officer and the Chief Financial Officer) and the Company's independent compensation consultant, Willis Towers Watson.

•Each NEO's individual performance and current/future potential with the Company.

The Compensation Committee considers, as one of the many factors, each component of executive officer compensation compared to the revenue size-adjusted market 50th percentile for two reasons:

•Benchmarking target compensation at the 50th percentile is consistent with the practice followed by a majority of companies and is considered "best practice," and

•Above-median compensation should be on a delivered actual basis, rather than a target basis, for over achievement of target performance goals consistent with the Company's pay-for-performance philosophy.

In determining the appropriate compensation levels in a particular year, the Company evaluates the following from the general industry survey and the industry peer group data:

•Base salary;

•Total target cash compensation - the sum of base salary plus target annual incentive opportunity; and

•Total target direct compensation - the sum of base salary plus target annual incentive opportunity plus target long-term incentive opportunity.

The Compensation Committee compares each NEO's pay, both by pay component and in total, to the market 50th percentile of similar revenue-sized companies set forth in the peer groups.  The Company does not review pay levels at individual companies or the specific structure of other companies' short- or long-term incentive plans.  Instead, the Compensation Committee considers the predicted pay levels in both peer groups as an indication of market pay practice relating to each pay component and the relevant mixture among pay components.  Thus, the Compensation Committee is able to validate that each NEO's compensation package is market competitive and that an appropriate portion of it is "at risk;" that is, subject to payment only if the Company attains certain quantitative results and the individual achieves certain qualitative results.

For 2019, the charts below reflect that each executive has a significant percentage of compensation "at risk" as it reflects the allocation of total target direct compensation among base salary, annual incentive compensation and long-term incentive compensation.

Form 10-K/A Part III	Cincinnati Bell Inc.

Based on market practices, combined with the Compensation Committee members' collective experience, the Compensation Committee believes that the foregoing allocation of pay among base salary and short- and long-term incentive compensation provides appropriate motivation to achieve objectives set for the current year while also providing a significant incentive that requires the executives to make decisions that are intended to sustain attainment of business objectives over the longer term.

Role of Compensation Consultants

Both the Compensation Committee and the Company have engaged a consultant to advise on compensation-related matters.  Neither the Compensation Committee nor the Company has identified any conflicts of interest with respect to their respective compensation consultant that would impair the advice provided by such compensation consultant.

The Compensation Committee retains Mr. Charles J. Mazza, an independent compensation consultant, who performs no other services for the Company or its management, to assist in its deliberations regarding executive compensation.  Pursuant to the Committee's instructions, Mr. Mazza analyzes and comments on various compensation proposals made by the Company and on various topics specified by the Committee and opines and reports on these matters in open sessions of Compensation Committee meetings.  In executive sessions of the Compensation Committee meetings, Mr. Mazza addresses subjects of particular interest to the Compensation Committee, such as compensation of the Chief Executive Officer, and presents his analysis of such subjects including the pros and cons of certain compensation elements and his recommendations.  Pursuant to the Compensation Committee Chair's request, Mr. Mazza contacts each member of the Compensation Committee annually as part of the Compensation Committee's self-evaluation and reports his conclusions to the Compensation Committee.

The Company retains Willis Towers Watson to assist with various compensation-related projects during the course of the year.  Typically, the Company has a discussion with Willis Towers Watson about a project, outlining the project's objectives, and discusses Willis Towers Watson's approach to the project before requesting them to complete the project.  The projects range from requests for general compensation data or information to requests for specific guidance and recommendations, such as designing specific incentive plans.

Other Compensation Policies

Stock Ownership Guidelines

The Compensation Committee recognizes that executive stock ownership is an important means of aligning the interests of the Company's executives with those of its shareholders.  Stock ownership guidelines for the NEOs are as follows:

•	Chief Executive Officer - 5 times base salary (as adjusted each year)
•	Other NEOs - 2 times base salary (as adjusted each year)

The Compensation Committee has established a timeline of five years from the date the individual becomes an NEO to reach the guidelines.  To the extent possible, future long-term incentive awards will be made in shares based on share availability to assist the executives in meeting the guidelines.  Aside from the Company's actual performance from one year to the next, the price of the Company's stock may vary due to the general condition of the economy and the stock market.  Therefore, the Compensation Committee may measure an executive's progress more on the basis of the year-over-year increase in the number of shares owned rather than the overall market value of the shares owned in relation to the executive's ownership goal.  For purposes of measuring ownership, only shares owned outright or beneficially by the executive (including shares owned by the executive's spouse or dependent children and shares owned through the Company's savings plan) are included.  Shares represented by unvested stock options or any other form of equity for which a performance or vesting condition remains to be completed before the executive earns a right to and receives the shares are not counted in determining the executive's level of ownership.

As of March 23, 2020, Mr. Fox has achieved approximately 46% of his ownership goal; Mr. Kaiser has achieved approximately 36% of his ownership goal; Mr. Simpson has achieved approximately 43% of his ownership goal; Ms. Cornette has achieved approximately 38% of her ownership goal; and Mr. Wilson has achieved approximately 107% of his ownership goal.

Prohibition on Hedging and Pledging

The Company's Insider Trading Policy expressly prohibits ownership of derivative financial instruments or participation in investment strategies that hedge the economic risk of owning the Company's common stock and prohibits officers and directors from pledging Company securities as collateral for loans.

Form 10-K/A Part III	Cincinnati Bell Inc.

Employment Agreements, Severance and Change in Control Payments and Benefits

The Company generally enters into employment agreements with the NEOs for several reasons.  Employment agreements give the Company flexibility to make changes in key executive positions with or without a showing of cause, if terminating the executive is determined by the Company or the Board to be in the best interests of the Company.  The agreements also minimize the potential for litigation by establishing separation terms in advance and requiring that any dispute be resolved through an arbitration process.  The severance, CIC payments and benefits provided under the employment agreements as described in more detail in Potential Payments upon Termination of Employment or a Change in Control are important to ensure the retention of the NEOs.

Depending on the circumstances of their termination, the NEOs are eligible to receive severance benefits in the form of a multiple of annual base salary as a lump sum payment, continued access to Company-provided healthcare benefits for a defined period post-employment, and accelerated vesting of all equity as determined by the provisions in their employment agreements, which are discussed in detail in Potential Payments upon Termination of Employment or a Change in Control.  Under a dismissal without cause or constructive discharge following a CIC, the Company provides the severance benefits because it serves the best interest of the Company and its shareholders to have executives focus on the business merits of possible change in control situations without undue concern for their personal financial outcome.  In the case of a termination without cause or constructive discharge absent a CIC, the Company believes it is appropriate to provide severance at these levels to ensure the financial security of these executives, particularly in view of the non-compete provisions which state that, for 12 months (24 months in the case of the Chief Executive Officer) following termination, the executive will not compete with the Company or solicit customers or employees of the Company.  Because these potential payments are triggered under very specific circumstances, such payments are not considered in setting pay or other elements of executive compensation.  The Compensation Committee has a policy that the Company will not enter into any new or materially amended employment agreements with NEOs providing for excise tax gross-up provisions with respect to payments contingent upon a CIC, and no NEO has an excise tax gross-up provision.

Adjustments and Recovery of Award Payments and Clawback Policy

The Company is subject to the requirements of Section 304 of the Sarbanes-Oxley Act of 2002.  Therefore, if the Company was required to restate its financial results due to any material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the securities laws, the Securities and Exchange Commission could act to recover from the Chief Executive Officer and Chief Financial Officer any bonus or other incentive-based or equity-based compensation received during the 12-month period following the date the applicable financial statements were issued and any profits from any sale of securities of the Company during that 12-month period.

In addition, the Board has adopted an interim executive compensation recoupment/clawback policy with the intention that the policy will be modified when final regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") are adopted by the SEC.  The policy allows the Company to recover incentive payments to, or realized by, certain executive officers in the event that the incentive compensation was based on the achievement of financial results that were subsequently restated to correct any accounting error due to material noncompliance with any financial reporting requirement under federal securities laws and such restatement results in a lower payment or award.

Compensation Limitation

Section 162(m) of the Code generally limits to $1,000,000 the available deduction to the Company for compensation paid to any of the Company's NEOs, except for performance-based compensation that meets certain requirements and is paid under a binding agreement that was in effect on or before November 2, 2017.  The Compensation Committee believes that a significant portion of an NEO's compensation should be tied to Company performance and has determined that it will not limit executive compensation to amounts deductible under Section 162(m) of the Code.

Form 10-K/A Part III	Cincinnati Bell Inc.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K/A with management.  Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K/A and incorporated by reference in Cincinnati Bell Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

COMPENSATION COMMITTEE

Craig F. Maier, Chairman

Lynn A. Wentworth

Meredith J. Ching

Walter A. Dods, Jr.

Martin J. Yudkovitz

Form 10-K/A Part III	Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of any person who served as the principal executive officer (Leigh R. Fox) or principal financial officer (Andrew R. Kaiser) during the year ended December 31, 2019, and the three most highly compensated persons who served as executive officers (Thomas E. Simpson, Christi H. Cornette and Christopher J. Wilson) at the end of the year ended December 31, 2019 (collectively, the “NEOs”).

Name, Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($) (b)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (c)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (d)	All Other Compensation ($) (e)	Total ($)
Leigh R. Fox	2019	669,538	—	2,460,000	—	809,025	38,980	14,487	3,992,030
President and	2018	650,000	—	1,800,000	—	650,000	(9,311)	18,167	3,108,856
Chief Executive Officer	2017	622,885	—	1,450,000	—	595,625	15,444	17,933	2,701,887
Andrew R. Kaiser	2019	411,723	75,000	550,000	—	497,490	—	11,113	1,545,326
Chief Financial Officer	2018	400,000	—	400,000	—	400,000	—	14,486	1,214,486
	2017	331,154	—	350,000	—	251,135	—	8,074	940,363
Thomas E. Simpson	2019	463,188	—	633,000	—	559,676	33,046	11,000	1,699,910
Chief Operating Officer	2018	450,000	—	450,000	—	450,000	(7,654)	14,524	1,356,870
	2017	450,000	—	450,000	—	428,850	13,209	12,563	1,354,622
Christi H. Cornette	2019	391,137	—	240,000	—	472,616	79,719	11,000	1,194,472
Chief Culture Officer	2018	380,000	—	240,000	—	380,000	2,723	7,015	1,009,738
	2017	368,213	—	200,000	—	263,447	40,824	8,705	881,189
Christopher J. Wilson	2019	378,785	—	400,000	—	457,691	120,209	11,000	1,367,685
Vice President and	2018	368,000	—	390,000	—	368,000	(23,726)	10,800	1,113,074
General Counsel	2017	367,723	—	390,000	—	350,705	52,500	12,559	1,173,487

(a)

The 2019 amount reflects the cash payment made to Mr. Kaiser in March 2019.  The payment was made pursuant to the terms of an agreement made with Mr. Kaiser under the Cincinnati Bell 2016 Cash Retention Program in March, 2016.  Mr. Kaiser did not become a NEO until September 2016.

(b)

The 2019 amount reflects the grant-date fair value of the restricted stock units (50% of award) and the performance stock units (50% of award) issued in 2019 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2019-2021 performance cycle.  The 2018 amount reflects the grant-date fair value of the restricted stock units (50% of award) and the performance stock units (50% of award) issued in 2018 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2018-2020 performance cycle.  The 2017 amounts reflect the grant-date fair value of the restricted stock units (25% of award) and the performance stock units (75% of award) issued in 2017 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2017-2019 performance cycle.  All amounts assume payout at target.  For further discussion of these awards, see Note 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.  The table below shows the amounts if the maximum payout is earned based on the stock price at date of grant.

	Stock Awards ($)
Name	2019	2018	2017
Leigh R. Fox	3,075,000	2,250,000	1,993,750
Andrew R. Kaiser	687,500	500,000	481,250
Thomas E. Simpson	791,250	562,500	618,750
Christi H. Cornette	300,000	300,000	275,000
Christopher J. Wilson	500,000	487,500	536,250
(c)	Non-equity incentive plan compensation represents amounts earned for annual performance-based cash incentives.
(d)

The amounts shown in this column for Messrs. Fox, Simpson and Wilson and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2019, 2018 and 2017, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (3.1% for 2019, 4.2% for 2018 and 3.6% for 2017) required under Accounting Standards Codification Topic ("ASC") 960.  The present value of the accrued pension benefits increased in 2019 primarily due to a decrease in the applicable discount rate.  The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Kaiser is not entitled to any benefits under this plan.  None of the executives receive any preferential treatment or above-market interest under the Company's retirement plans.

Form 10-K/A Part III	Cincinnati Bell Inc.

(e)

For each NEO, the amount includes the Company's 401(k) match and any miscellaneous grossed up perquisites.  Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company's matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant.  Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants.  For 2019, the maximum Company matching contribution is $11,000.  The 2019 amount for Mr. Fox includes $11,000 of Company matching contributions to his 401(k) and tax gross-up payments of $3,487 for perquisites Mr. Fox received in conjunction with his participation in the Company’s Presidents Club event and the Company’s United Way campaign.  The 2019 amount for Mr. Kaiser includes $11,000 of Company matching contributions to his 401(k) and tax gross-up payments of $113 for perquisites Mr. Kaiser received for his service anniversary and his participation in the Company’s United Way campaign.

Form 10-K/A Part III	Cincinnati Bell Inc.

Grants of Plan-Based Awards

The following table sets forth information concerning equity grants to the NEOs during the year ended December 31, 2019 as well as estimated future payouts under cash incentive plans:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (a)			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Closing Price of Company Shares	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (b)	Underlying Options (#)	Option Awards ($/Sh)	on Grant Date ($/Sh)	Based Awards ($) (c)
Leigh R. Fox
Performance-based stock units	1/31/2019	—	—	—	62,680	147,482	221,223	—	—	—	8.34	1,230,000
Restricted stock units	1/31/2019	—	—	—	—	—	—	147,482	—	—	8.34	1,230,000
Annual cash incentive		335,000	670,000	1,005,000	—	—	—	—	—	—	—	—
Andrew R. Kaiser
Performance-based stock units	1/31/2019	—	—	—	14,014	32,973	49,460	—	—	—	8.34	274,995
Restricted stock units	1/31/2019	—	—	—	—	—	—	32,974	—	—	8.34	275,003
Annual cash incentive		206,000	412,000	618,000	—	—	—	—	—	—	—	—
Thomas E. Simpson
Performance-based stock units	1/31/2019	—	—	—	16,128	37,949	56,924	—	—	—	8.34	316,495
Restricted stock units	1/31/2019	—	—	—	—	—	—	37,950	—	—	8.34	316,503
Annual cash incentive		231,750	463,500	695,250	—	—	—	—	—	—	—	—
Christi H. Cornette
Performance-based stock units	1/31/2019	—	—	—	6,115	14,388	21,582	—	—	—	8.34	119,996
Restricted stock units	1/31/2019	—	—	—	—	—	—	14,388	—	—	8.34	119,996
Annual cash incentive		195,700	391,400	587,100	—	—	—	—	—	—	—	—
Christopher J. Wilson
Performance-based stock units	1/31/2019	—	—	—	10,192	23,980	35,970	—	—	—	8.34	199,993
Restricted stock units	1/31/2019	—	—	—	—	—	—	23,981	—	—	8.34	200,002
Annual cash incentive		189,520	379,040	568,560	—	—	—	—	—	—	—	—

(a)

Amounts reflect shares issuable under performance-based stock units awarded in 2019.  Performance will be measured based on achievement of the defined targets over the three-year period 2019-2021.  See Elements of Compensation for further details. For further discussion of assumptions and valuation, refer to Note 15 in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(b)	Restricted stock units were awarded in 2019 as part of the long-term incentive award. The restricted stock units vest on the third anniversary of the grant date.
(c)

This amount is equal to the dollar amount of the restricted stock units awarded in 2019 and the dollar value target number of performance-based stock units awarded in 2019 based on the Company's closing stock price on the date of grant of $8.34 on January 31, 2019.

Form 10-K/A Part III	Cincinnati Bell Inc.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

During 2019, all of the NEOs were employed pursuant to agreements with the Company.  Each employment agreement sets forth, among other things, the NEO's base salary, annual incentive opportunities, entitlement to participate in the Company's benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

Based on the agreements in place at December 31, 2019:

•

Mr. Fox's employment agreement provides for the employment and retention of Mr. Fox for a one-year term subject to automatic one-year extensions.  Mr. Fox's employment agreement provides for both a minimum base salary of $650,000 and a minimum annual incentive target of $650,000 per year.

•

Mr. Kaiser’s employment agreement provides for the employment and retention of Mr. Kaiser for a one-year term subject to automatic one-year extensions.  Mr. Kaiser’s employment agreement provides for both a minimum base salary of $400,000 and a minimum annual incentive target of $400,000 per year.

•

Mr. Simpson’s employment agreement provides for the employment and retention of Mr. Simpson for a one-year term subject to automatic one-year extensions.  Mr. Simpson’s employment agreement provides for a minimum base salary of $450,000 and a minimum annual incentive target of $450,000 per year.

•

Ms. Cornette's employment agreement provides for the employment and retention of Ms. Cornette for a one-year term subject to automatic one-year extensions.  Ms. Cornette's employment agreement provides for a minimum base salary of $380,000 and a minimum annual incentive target of $380,000 per year.

•

Mr. Wilson's employment agreement provides for the employment and retention of Mr. Wilson for a one-year term subject to automatic one-year extensions.  Mr. Wilson's employment agreement provides for a minimum base salary of $368,000 per year and a minimum annual incentive target of $368,000 per year.

Each of the NEOs, except for Mr. Kaiser, has accrued benefits in the Management Pension Plan, which contains both a qualified defined benefit plan and a nonqualified excess benefit provision (the provision for this excess benefit is contained in the qualified defined benefit pension plan document), which applies the same benefit formula to that portion of the base wages and annual bonus payment that exceeds the maximum compensation that can be used in determining benefits under a qualified defined benefit pension plan.

As described below, accruals under the Management Pension Plan are frozen. Except as noted below, prior to the freeze, all eligible salaried employees of the Company participated in the Management Pension Plan on the same basis with benefits being earned after a three-year cliff-vesting period. Covered compensation for purposes of calculating benefits includes base wages including any applicable overtime wages paid plus annual bonus payments.  Upon retirement or other termination from employment, the amount of vested benefits to be paid are generally based on the balance credited to the participant's cash balance account under the plan when the benefit begins to be paid but also subject to certain transition or special benefit formula rules in certain situations.  The vested benefits are payable either as a lump-sum, a single life annuity or, for married participants, a 50% joint and survivor annuity, which provides a reduced benefit for the employee in order to provide a benefit equal to 50% of that amount if the employee dies before his/her spouse. A 2009 amendment to the Management Pension Plan generally provided that only "grandfathered participants" and no other participants would accrue additional plan benefits based on their compensation and service after March 8, 2009. For purposes of the plan, a "grandfathered participant" is a plan participant who has continuously been an employee of the Company or any of its subsidiaries since before 2009 and either: (i) was at least age 50 by January 1, 2009; or (ii) had been eligible for and accepted or declined a 2007 early retirement offer of the Company.  Also, the plan was further amended to reduce the benefits accrued by grandfathered participants based on their compensation and service after December 31, 2011 by approximately one-half from the prior accrual rate.  In addition, the Management Pension Plan was amended to stop accruals for grandfathered participants based on compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013.  The Management Pension Plan benefits for the NEO's are shown in Pension Benefits.

Each of the employment agreements also provide for payments upon termination of employment as a result of death or disability, termination by the Company without cause or termination upon a CIC. The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2019 are described in Potential Payments upon Termination of Employment or a Change in Control.

Form 10-K/A Part III	Cincinnati Bell Inc.

Long-Term Incentives

In 2019, the NEOs long-term incentive grants for the 2019-2021 performance period were awarded as a combination of restricted stock units (50%) and performance-based stock units (50%).  The Compensation Committee believes the use of performance-based stock units provides an opportunity (i) for the NEO to be rewarded based on the Company achieving its more objective quantitative operating results that are consistent with its long-term business strategy and (ii) to more closely align such actions with shareholders' interests.  The Compensation Committee also believes that the time-based restricted stock units serve as an incentive to encourage the retention of the NEOs.  The long-term incentives granted to the NEOs are described in Compensation Discussion and Analysis.

Salary and Cash Incentive Awards in Proportion to Total Compensation

In 2019, the percentage of total compensation for each NEO represented by the sum of their salary plus annual incentive and non-equity incentive plan compensation as shown in the Summary Compensation Table in Compensation Tables was as follows: Mr. Fox - 37% Mr. Kaiser - 59%, Mr. Simpson - 60%, Ms. Cornette - 72% , and Mr. Wilson - 61%.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning options and other equity awards held by the NEOs at December 31, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (a)	Number of Shares or Units of Stocks That Have Not Vested (#) (b)	Market Value of Shares or Units of Stock That Have Not Vested ($) (b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (d)
Leigh R. Fox	300	—	—	14.55	1/29/2020
						215,857	2,260,023	—	—
						—	—	375,502	3,931,506
Andrew R. Kaiser	1,001	—	—	17.05	10/23/2024
						48,226	504,926	—	—
						—	—	84,004	879,522
Thomas E. Simpson	—	—	—	—	—
						55,734	583,535	—	—
					—		—	98,599	1,032,332
Christi H. Cornette	—	—	—	—		—
						23,428	245,291	—	—
						—	—	41,809	437,740
Christopher J. Wilson	19,102	—	—	23.75	1/31/2023
	—	—	—	—	—	39,394	412,455	—	—
						—	—	72,088	754,761

(a)	All options granted are for a maximum period of ten years from the date of grant and vest over a three-year period.
(b)

Amounts in the column include the restricted stock units granted on January 26, 2017 as part of the 2017-2019 long-term incentive award, on January 25, 2018 as part of the 2018-2020 long-term incentive award, and on January 31, 2019 as part of the 2019-2021 long-term incentive award; all awards vest three years from the date of grant.  The value is based on the closing price of the Company's common shares as of December 31, 2019 ($10.47).

(c)

Amounts in the column include the performance-based stock units granted for the 2017-2019 performance cycle, the 2018-2020 performance cycle, and the 2019-2021 performance cycle.  All performance-based stock units are shown at the maximum level of payout.

(d)

Assuming the maximum number of stock units is earned, amounts represent the equity incentive plan awards not yet vested. The value is based on the closing price of the Company's common shares as of December 31, 2019 ($10.47).

Form 10-K/A Part III	Cincinnati Bell Inc.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and the vesting of stock held by the NEOs during the year ended December 31, 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (a)	Value Realized on Exercise ($) (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (c)
Leigh R. Fox	—	—	53,901	738,621
Andrew R. Kaiser	—	—	12,159	163,966
Thomas E. Simpson	—	—	15,364	210,827
Christi H. Cornette	—	—	6,948	93,695
Christopher J. Wilson	—	—	13,549	182,711

(a)	No NEOs exercised stock options or share-settled stock appreciation rights in 2019.
(b)

The amount for Mr. Fox represents shares issued on January 27, 2020 and March 2, 2020 upon vesting of the restricted stock units and on January 30, 2020 upon vesting of the performance-based stock units under the long-term performance plan awards for the 2017-2019 performance period.  The amounts for Ms. Cornette and Messrs. Kaiser, Simpson and Wilson represent shares issued on January 27, 2020 upon vesting of the restricted stock units and on January 30, 2020 upon vesting of the performance-based stock units under the long-term performance plan awards for the 2017-2019 performance period.

(c)

The amounts represent the value realized upon vesting based on the closing price of a share of our common stock on the vesting date. For the long-term performance plan awards under the 2017-2019 performance period, the closing price on January 27, 2020 was $13.56, the closing price on January 30, 2020 was $13.45 and the closing price on March 2, 2020 was $14.88.

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan.  The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants.  Messrs. Fox, Simpson and Wilson are not grandfathered participants and no longer accrue additional benefits under such plan based on current compensation or service.  Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service.  In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan.  As a result, Mr. Kaiser is not eligible to participate in the Management Pension Plan.

Form 10-K/A Part III	Cincinnati Bell Inc.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	136,761	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		136,761	—
Thomas E. Simpson	Qualified Defined Benefit Plan (d)	8	119,131	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		119,131	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	530,428	—
	Non-Qualified Excess Plan (e)	12	27,412	—
	Total		557,840	—
Christopher J. Wilson	Qualified Defined Benefit Plan (d)	10	394,074	—
	Non-Qualified Excess Plan (e)	10	158,165	—
	Total		552,239	—

(a)

This column reflects the years of credited service under the plans rather than actual years of service with the Company, which are higher for each of the NEOs noted. Participants were no longer credited years of service upon the freezing of pension benefits.

(b)

Amounts in this column represent the accumulated benefit obligations computed using the same assumptions as used for financial reporting purposes, described in more detail in Note 12 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.

(c)

If any of the above-identified executive officers had retired on December 31, 2019, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.

(d)	Management Pension Plan.
(e)	Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant's account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate.  Such interest rate for 2019 was 4.0% per annum.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2019 termination or CIC date and, where applicable, using the closing price of our common shares on December 31, 2019 of $10.47.

Form 10-K/A Part III	Cincinnati Bell Inc.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,340,000	2,003,300	—	—
	Annual Incentive Target Opportunity	—	2,003,300	670,000	670,000
	Long-Term Incentives — Performance-Based Stock Units (a)	1,076,871	2,621,007	2,621,007	2,621,007
	Long-Term Incentives — Restricted Stock Units	715,886	2,260,023	991,094	991,094
	Long-Term Incentives — Stock Options	—	—	—	—
	Basic Benefits (b)	31,186	31,186	—	31,186
	Total	3,163,943	8,918,816	4,282,101	4,313,287
Andrew R. Kaiser	Base Salary	824,000	1,030,000	—	—
	Annual Incentive Target Opportunity	—	1,030,000	412,000	412,000
	Long-Term Incentives — Performance-Based Stock Units (a)	241,124	586,351	586,351	586,351
	Long-Term Incentives — Restricted Stock Units	159,688	504,926	181,185	181,185
	Long-Term Incentives — Stock Options	—	—	—	—
	Basic Benefits (b)	31,186	31,186	—	31,186
	Total	1,255,998	3,182,463	1,179,536	1,210,722
Thomas E. Simpson	Base Salary	927,000	1,158,750	—	—
	Annual Incentive Target Opportunity	—	1,158,750	463,500	463,500
	Long-Term Incentives — Performance-Based Stock Units (a)	290,898	688,225	688,225	688,225
	Long-Term Incentives — Restricted Stock Units	186,198	583,535	212,943	212,943
	Basic Benefits (b)	29,995	29,995	—	29,995
	Total	1,434,091	3,619,255	1,364,668	1,394,663
Christi H. Cornette	Base Salary	782,800	978,500	—	—
	Annual Incentive Target Opportunity	—	978,500	391,400	391,400
	Long-Term Incentives — Performance-Based Stock Units (a)	141,188	291,830	291,830	291,830
	Long-Term Incentives — Restricted Stock Units	94,649	245,291	90,356	90,356
	Basic Benefits (b)	9,742	9,742	—	9,742
	Total	1,028,379	2,503,863	773,586	783,328
Christopher J. Wilson	Base Salary	758,080	947,600	—	—
	Annual Incentive Target Opportunity	—	947,600	379,040	379,040
	Long-Term Incentives — Performance-Based Stock Units (a)	252,107	503,178	503,178	503,178
	Long-Term Incentives — Restricted Stock Units	161,374	412,455	156,123	156,123
	Long-Term Incentives — Stock Options	—	—	—	—
	Basic Benefits (b)	31,186	31,186	—	31,186
	Total	1,202,747	2,842,019	1,038,341	1,069,527

Form 10-K/A Part III	Cincinnati Bell Inc.

(a)

Performance-based stock units include shares and cash awards that are based on the attainment of target performance metrics in the 2019 performance year. These awards have been included in the table at target; however, the actual payouts based on attainment of the metrics could range from zero to 150% of the target amount.

(b)

Basic benefits consist of medical, dental and vision coverage similar to such benefits provided by the Company to other employees.  In June 2014, the Company changed the benefits under the long-term disability plan to include continuation of benefits for up to 24 months after the date of disability.

If any of the executives elects to voluntarily terminate employment with the Company, or if they are terminated by the Company for cause, they are entitled to no payments from the Company other than those benefits which they have a non-forfeitable vested right to receive (the “vested amounts”), which include any shares of stock they own outright, vested options which may be exercisable for a period of 90 days following termination and vested amounts under the Company's long-term incentive, pension and savings plans.

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits if one of the four termination scenarios detailed in the above table and discussed below occurs.  Regardless of the termination scenario, Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

If an executive is terminated by the Company without cause (an involuntary not for cause termination), the executive will be entitled to the following:

•	A lump-sum cash payment equal to 2.0 times the executive's base salary;
•	Access to medical, dental and vision benefits during the two-year period following the executive's termination of employment on an after-tax basis provided any required monthly contributions are made;
•

Continued treatment as an active employee during the two-year period following termination with respect to any outstanding long-term incentive cycles in which the executive may be participating, and any unvested stock options will continue to vest under the normal vesting schedule as though the executive was still an active employee (provided, with respect to awards granted under the 2017 Long-Term Incentive Plan, that the executive's termination is at least one year after the grant date of the award); and

•	The ability to exercise any vested options for an additional 90 days after the end of the two-year period.

If an executive is terminated within the one-year period following a CIC, the executive will be entitled to the following:

•

A lump-sum cash payment equal to 2.5 times the sum of his or her base salary and annual incentive target in the case of Messrs. Kaiser,  Simpson and Wilson and Ms. Cornette and 2.99 times in the case of Mr. Fox;

•	Access to medical, dental and vision benefits during the two-year period following the executive's termination of employment on an after-tax basis provided any required monthly contributions are made;
•	Full vesting of any options granted under the 2007 Long Term Incentive Plan and the ability to exercise such options for the two-year period following termination; and
•

Full vesting and payout at target amounts of any other awards granted under long-term incentive plans (in the event an executive is terminated within the two-year period following a CIC) that are continued after a CIC. Awards that constitute deferred compensation under Internal Revenue Code Section 409A shall not be continued in the event of a CIC and will become vested and pay out at target upon a CIC.  The types of outstanding awards that are deferred compensation are restricted stock units and performance-based stock units.

If an executive is “terminated” because of his or her death, the executive's beneficiary will be entitled to the following:

•	A payment equal to the prorated incentive and payable to the deceased executive for the current year;
•	Full vesting of all options held by the deceased executive and the ability to exercise such options for the one-year period following the date of the executive's death;
•	Full vesting and payout at target amounts of any outstanding performance-based awards granted to the deceased executive under long-term incentive plans; and
•	Prorated vesting and payout from the date of grant through the date of death of any outstanding time-based awards granted to the deceased executive under long-term incentive plans.

Form 10-K/A Part III	Cincinnati Bell Inc.

If an executive is terminated by reason of disability, the executive will be entitled to the following:

•	A payment equal to the prorated incentive and payable to the disabled executive for the current year;
•	Full vesting of all options held by the disabled executive and the ability to exercise such options for the one-year period following the date of the executive's disabling condition;
•	Continued participation by the disabled executive in any outstanding performance-based awards granted under long-term incentive plans;
•	Prorated vesting and payout from the date of grant through the date of disability of any time-based awards granted to the disabled executive under long-term incentive plans; and
•

Continued consideration of the disabled executive as an employee for all other benefits so long as the disabling condition that resulted in the disability-based termination is present for up to 24 months after the date of disability.

Receipt of the above-described payments (other than the “vested amounts”) is conditioned upon the executive executing a release of claims in favor of the Company.

Under all of the termination scenarios in the preceding table, as of December 31, 2019, Messrs. Fox, Kaiser, Simpson, and Wilson and Ms. Cornette had certain "vested amounts" to which they were entitled as follows: Mr. Fox - $75,127, Mr. Kaiser - $3,932, Mr. Simpson - $66,014, Ms. Cornette - $598,947 and Mr. Wilson - $372,314.

CEO Pay Ratio

As required by the SEC, we are providing the following information about the relationship between the annual total compensation ("ATC") of our employees and the ATC of Mr. Fox, our President and Chief Executive Officer (the "PEO").

For 2019, our last completed fiscal year,

•	The ATC of the median employee of the Company was $77,653; and
•	The ATC for our PEO was $3,992,030

Based on this information, for 2019 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 51:1.

To identify the median employee, we took the following steps:

1.	As of December 31, 2019, the Company had approximately 4,400 employees.
2.	In determining the employee population, we used all full-time, part-time and temporary employees (except for our PEO and those employees on leaves of absence).
3.

The median employee was identified from our employee population by comparing our payroll records for such employees as reported to the Internal Revenue Service on Form W-2 and to the Canada Revenue Agency on Form T4 for 2019.  We used a December 31, 2019 conversion rate of 0.77 CAD to 1 USD for our Canadian-based employees.  In addition, since the Company does not widely distribute equity awards to our employees, such awards were excluded from our compensation measure.

4.

We identified our median employee using this compensation measure, which was consistently applied to all our employees included in this calculation.  Since the majority of our employees and our PEO are based in the U.S., we did not make any cost of living adjustments in identifying the median employee.

5.

Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox's ATC as reflected in the Summary Compensation Table in Compensation Tables, resulting in an ATC of $77,653.

Director Annual Compensation Program

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board.  In setting director compensation, the Company considers the significant amount of time that Directors spend in fulfilling their duties to the Company as well as the skill level required.

Form 10-K/A Part III	Cincinnati Bell Inc.

Compensation for Employee Directors

Directors who are also employees of the Company (or any subsidiary of the Company) receive no additional compensation for serving on the Board or its committees during the period of their employment.  If such directors continue on the Board after their employment ends, such directors may receive additional compensation in connection with such continued service.

General Compensation Policy for Non-Employee Directors

Directors who are not employees of the Company or any subsidiary of the Company (“non-employee directors”) while serving as directors of the Company receive compensation from the Company for their service on the Board.  The table below sets forth the annual compensation for non-employee directors in 2019.

Compensation Element	2019
Chairman of the Board Annual Retainer (a)	$180,000
Annual Board Retainer	$70,000
Annual Chairman Equity Award (b)	$145,000
Annual Board Equity Award (b)	$110,000
Annual Audit and Finance Committee Chair Retainer	$27,000
Annual Audit and Finance Committee Member Retainer	$15,000
Annual Compensation Committee Chair Retainer	$18,000
Annual Compensation Committee Member Retainer	$10,000
Annual Governance and Nominating Committee Chair Retainer	$16,000
Annual Governance and Nominating Committee Member Retainer	$10,000

(a)

The Chairman is not entitled to receive any of the other annual Board or Committee retainers described above; however, the Chairman is eligible for the Annual Board Equity Award.  The annual retainer for the Chairman of the Board was reduced from $320,000 to $180,000, effective May 2, 2019.

(b)

The Annual Board Equity Award for 2019 was granted under the Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors to all non-employee directors, including the Chairman of the Board, in the form of restricted stock units with a one-year vesting period. The award value for 2019 is $145,000 for the Chairman and $110,000 for all other non-employee directors.

Stock Plan for Non-Employee Directors

On May 2, 2019, the Company granted restricted stock unit awards that vest after one year and with an aggregate value of $145,000 for the Chairman and $110,000 for each of the remaining non-employee directors on the date of grant under the 2017 Directors Plan.  Awards in 2018 were granted under the 2017 Directors Plan with an aggregate value of $100,000.  Awards in 2017 were granted under the Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors (the "2007 Directors Plan"), which was replaced by the 2017 Directors Plan.  Awards granted in 2017 had an aggregate value of $100,000.  For 2017 and 2018, the awards were in the form of restricted stock units which vested on the first anniversary of the grant date.

Form 10-K/A Part III	Cincinnati Bell Inc.

2019 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2019 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a) (b)	Option Awards ($) (b)	Total ($)
Phillip R. Cox (c)	135,083	—	—	135,083
Meredith J. Ching	80,000	110,000	—	190,000
Walter A. Dods, Jr.	86,667	110,000	—	196,667
John W. Eck (d)	68,333	110,000	—	178,333
Jakki L. Haussler	103,500	110,000	—	213,500
Craig F. Maier	103,000	110,000	—	213,000
Russel P. Mayer	94,500	110,000	—	204,500
Theodore H. Torbeck	70,000	110,000	—	180,000
Lynn A. Wentworth	167,417	145,000	—	312,417
Martin J. Yudkovitz	83,333	110,000	—	193,333
(a)

The values reflect the aggregate grant-date fair value of the restricted stock units granted on May 2, 2019 computed in accordance with Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” for all awards.  For a discussion of the valuation assumptions and methodology, see Note 15 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

(b)	No stock options were awarded in 2019. None of the non-employee directors held outstanding stock options as of December 31, 2019.
(c)	Mr. Cox only received a pro rata portion of the Chairman of the Board Annual Retainer due to his retirement from the Board on May 1, 2019.
(d)	Mr. Eck earned fees of $92,083 in 2019. The remaining balance of the fees earned, $23,750, was paid subsequent to December 31, 2019.

Name	Number of Unvested Stock Awards Outstanding as of December 31, 2019	Number of Option Awards Outstanding as of December 31, 2019
Meredith J. Ching	12,485	—
Walter A. Dods, Jr.	12,485	—
John W. Eck	12,485	—
Jakki L. Haussler	12,485	—
Craig F. Maier	12,485	—
Russel P. Mayer	12,485	—
Theodore H. Torbeck	12,485	—
Lynn A. Wentworth	16,458	—
Martin J. Yudkovitz	12,485	—

Form 10-K/A Part III	Cincinnati Bell Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities of the Company

Directors and Executive Officers

The following table sets forth the beneficial ownership of common shares and 6 3/4% Cumulative Convertible Preferred Shares as of March 23, 2020 (except as otherwise noted) by (i) each current director and each executive officer named in the Summary Compensation Table in Compensation Tables, and (ii) all directors and executive officers of the Company as a group.

Unless otherwise indicated, the address of each named director and executive officer is c/o Cincinnati Bell Inc. at the Company's address.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned as of March 23, 2020 (a)	Percent of Common Shares (b)	6 3/4% Convertible Preferred Shares Beneficially Owned as of March 23, 2020 (c)	Percent of 6 3/4% Cumulative Convertible Preferred Shares (c)
Meredith J. Ching	28,784	*	—	*
Christi H. Cornette	21,722	*	—	*
Phillip R. Cox	—	*	—	*
Walter A. Dods, Jr.	47,627	*	—	*
John W. Eck	33,726	*	—	*
Leigh R. Fox	112,953	*	—	*
Jakki L. Haussler	53,535	*	—	*
Andrew R. Kaiser	23,111	*	—	*
Craig F. Maier	53,493	*	—	*
Russel P. Mayer	38,115	*	—	*
Thomas E. Simpson	29,450	*	—	*
Theodore H. Torbeck	270,591	*	—	*
Lynn A. Wentworth	56,876	*	—	*
Christopher J. Wilson	78,893	*	—	*
Martin J. Yudkovitz	39,998	*	—	*
All directors and executive officers as a group (consisting of 17 persons, including those named above)	905,331	1.8%	—	*

*	indicates ownership of less than 1% of issued and outstanding shares
(a)

Includes common shares subject to outstanding vested options under the Cincinnati Bell Inc. 2007 Long Term Incentive Plan as of March 23, 2020, and common shares subject to restricted stock units under the 2017 Stock Plan for Non-Employee Directors that are scheduled to vest in accordance with their terms within 60 days following March 23, 2020.  The following common shares subject to outstanding vested options are included in the totals:  1,001 common shares for Mr. Kaiser and 19,102 common shares for Mr. Wilson.  The following common shares subject to restricted stock units are included in the totals: 12,485 common shares for each of Mses. Ching and Haussler and Messrs. Dod, Eck, Maier, Mayer, Torbeck and Yudkovitz; and 16,458 common shares for Ms. Wentworth.  The Company's Insider Trading Policy expressly prohibits ownership of derivative financial instruments or participation in investment strategies that hedge the economic risk of owning the Company's common shares and prohibits officers and directors from pledging Company securities as collateral for loans.

(b)	These percentages are based upon 50,564,267 common shares outstanding as of March 23, 2020.
(c)

These numbers represent 6 3/4% Cumulative Convertible Preferred Shares. In the aggregate, the 155,250 issued and outstanding 6 3/4% Cumulative Convertible Preferred Shares are represented by 3,105,000 depositary shares, and each 6 3/4% Cumulative Convertible Preferred Share is represented by 20 depositary shares.

Form 10-K/A Part III	Cincinnati Bell Inc.

Principal Shareholders

The following table sets forth the beneficial ownership of common shares as of April 24, 2020 (except as otherwise noted) by each beneficial owner of more than five percent (5%) of the common shares outstanding known by the Company.  No beneficial owner owns more than five percent (5%) of the 6 3/4% Cumulative Preferred Shares.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Percent of Common Shares
BlackRock, Inc.	7,386,520	(a)	14.61%
55 East 52nd Street
New York, NY 10055
Nomura Holdings, Inc.	4,865,764	(b)	9.62%
1-9-1 Nihonbashi, Chuo-ku
Tokyo 103-8645, Japan
The Vanguard Group	2,932,168	(c)	5.80%
100 Vanguard Blvd.
Malvern, PA 19355
Credit Suisse AG/	2,905,015	(d)	5.75%
Uetlibergstrasse 231
PO Box 900 CH 8070
Zurich, Switzerland

(a)

As reported on Schedule 13G/A filed on February 4, 2020 by BlackRock, Inc., as of December 31, 2019, BlackRock, Inc. has sole voting power for 7,303,534 common shares and sole dispositive power for 7,386,520 common shares.

(b)

As reported on Schedule 13G/A filed on February 14, 2020 by Nomura Holdings, Inc., as of December 31, 2019, Nomura Global Financial Products, Inc. has shared voting and dispositive power for 4,865,764 common shares.

(c)

As reported on Schedule 13G/A filed on February 12, 2020 by The Vanguard Group, as of December 31, 2019, The Vanguard Group has sole voting power for 42,554 common shares, sole dispositive power for 2,889,614 common shares and shared dispositive power for 42,554 common shares.

(d)	As reported on the Schedule 13G/A filed on February 13, 2020 by Credit Suisse AG/, Credit Suisse AG/ has shared voting and dispositive power of 2,905,015 common shares.

Form 10-K/A Part III	Cincinnati Bell Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.  Accordingly, as a general matter, it is the Company’s preference to avoid related party transactions.  Current SEC rules define a related party transaction to include any transaction, arrangement or relationship (i) in which the Company is a participant, (ii) in which the transaction has an aggregate value greater than $120,000, and (iii) in which any of the following persons has or will have a direct or indirect material interest:

•	an executive officer, director or director nominee of the Company;
•	any person who is known to be the beneficial owner of more than 5% of the Company's common and preferred shares;
•

any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer, director or director nominee or beneficial owner of more than 5% of the Company's common or preferred shares; or

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 10% or greater beneficial ownership interest.

The Company's Code of Business Conduct, the Company’s Code of Ethics for Senior Financial Officers and the Company’s Code of Ethics for Directors require directors, officers and all other members of the workforce to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest.  The Company’s Code of Business Conduct, Code of Ethics for Senior Financial Officers and Code of Ethics for Directors generally require (i) a director to promptly disclose to the Governance and Nominating Committee any potential or actual conflict of interest involving him or her and (ii) an employee, including the executive officers, to promptly disclose a conflict of interest to the General Counsel. The Governance and Nominating Committee (and, if applicable, the General Counsel) determines an appropriate resolution to actual or potential conflicts of interest on a case-by-case basis.  All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests.

All related party transactions shall be disclosed in the Company's applicable filings with the SEC under the SEC rules.  In 2019, there were no related party transactions requiring disclosure.

Director Independence

In accordance with the rules and listing standards of the NYSE and the Company’s Corporate Governance Guidelines, the Board affirmatively evaluates and determines the independence of each director and each nominee for election.  Based on an analysis of information supplied by the directors, the Board evaluates whether any director has any material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company, that might cause a conflict of interest in the performance of a director’s duties.

Based on these standards, the Board determined that each of the following persons who served as a non-employee director in 2019 is independent and has no relationship with the Company, except as a director and shareholder:

• Phillip R. Cox (a)	• Craig F. Maier
• Meredith J. Ching	• Russel P. Mayer
• Walter A. Dods, Jr.	• Martin J. Yudkovitz
• John W. Eck	• Lynn A. Wentworth
• Jakki L. Haussler
(a)	Mr. Cox retired from the Board on May 1, 2019.

In addition, based on these standards, the Board determined that Mr. Fox was not independent because he currently serves as the Chief Executive Officer of the Company and Mr. Torbeck was not independent because he served as Chief Executive Officer of the Company through May 31, 2017.

The independent, non-employee directors of the Company meet in executive session without management present at each regularly scheduled meeting of the Board.  The Chairman of the Board presides at the meetings of the non-employee directors.

Form 10-K/A Part III	Cincinnati Bell Inc.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP was the Company's Independent Registered Public Accounting Firm for the 2019 and 2018 fiscal years. Aggregate fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Audit fees	$2,635,700	$2,424,500
Audit related fees	38,000	125,900
Tax fees	52,201	53,717
All other fees	—	—
Total	$2,725,901	$2,604,117

Audit Fees

The audit fees for the years ended December 31, 2019 and 2018 were for services rendered in connection with the audit of the Company's annual financial statements, review of quarterly financial statements included in the Company's reports filed with the SEC and services related to requirements established by the Sarbanes-Oxley Act of 2002.  The audit of the Company’s 2019 financial statements included work related to statutory audits, new accounting guidance related to lease accounting and implementation of new systems.  The audit of the Company's 2018 financial statements included work related to the audit of Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") for the six month period subsequent to the acquisition date, purchase price accounting related to Hawaiian Telcom and new accounting guidance related to revenue and lease accounting.

Audit Related Fees

The audit related fees for the year ended December 31, 2019 are due to work performed related to due diligence projects.  The audit related fees for the year ended December 31, 2018 are primarily related to work performed related to the acquisition of Hawaiian Telcom and due diligence projects.

Tax Fees

Tax fees for the years ended December 31, 2019 and 2018 were for the preparation of various tax filings and tax consultations.

All Other Fees

None.

Engagement of the Independent Registered Public Accounting Firm and Pre-Approval Policy

In accordance with its charter, the Audit and Finance Committee has the sole authority and responsibility to select, evaluate and, if necessary, replace the Independent Registered Public Accounting Firm. The Audit and Finance Committee has the sole authority to approve all audit engagement fees and terms. In addition, the Audit and Finance Committee, or the chair of the Audit and Finance Committee between regularly scheduled meetings, must pre-approve all services provided to the Company by the Company's Independent Registered Public Accounting Firm.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit and Finance Committee pre-approved every engagement of Deloitte & Touche LLP to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2019 and 2018.

Form 10-K/A Part IV	Cincinnati Bell Inc.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

No financial statements or financial statement schedules are filed with this report on Form 10-K/A.

Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

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

(2.4)

Agreement and Plan of Merger, dated as of March 13, 2020, among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc. (Exhibit 2.1 to Current Report on Form 8-K, date of Report March 13, 2020, File No. 1-8519).

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

Form 10-K/A Part IV	Cincinnati Bell Inc.

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

(4.15)	Description of Registrant’s Securities. (Exhibit 4.15 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

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

Form 10-K/A Part IV	Cincinnati Bell Inc.

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

Form 10-K/A Part IV	Cincinnati Bell Inc.

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

(10.33)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

Form 10-K/A Part IV	Cincinnati Bell Inc.

(10.34)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).

(10.35)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).

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

Form 10-K/A Part IV	Cincinnati Bell Inc.

(10.51)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

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

(21)	Subsidiaries of the Registrant. (Exhibit 21 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(23)	Consent of Independent Registered Public Accounting Firm. (Exhibit 23 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(24)	Powers of Attorney. (Exhibit 24 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(31.1)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit 31.1 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(31.2)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Exhibit 31.2 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(31.3) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.4) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.1 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(32.2)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Exhibit 32.2 to Annual Report on Form 10-K, date of report February 24, 2020, File No. 1-8519).

(99.1)	Telecommunications Peer Group

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

Form 10-K/A Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 28, 2020	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	April 28, 2020
Leigh R. Fox	(Principal Executive Officer)

/s/ Andrew R. Kaiser*	Chief Financial Officer	April 28, 2020
Andrew R. Kaiser	(Principal Financial Officer)

/s/ Suzanne E. Maratta*	Vice President and Corporate Controller	April 28, 2020
Suzanne E. Maratta	(Principal Accounting Officer)

Lynn A. Wentworth *	Chairman of the Board and Director	April 28, 2020
Lynn A. Wentworth

Meredith J. Ching*	Director	April 28, 2020
Meredith J. Ching

Walter A. Dods, Jr.*	Director	April 28, 2020
Walter A. Dods, Jr.

John W. Eck*	Director	April 28, 2020
John W. Eck

Jakki L. Haussler*	Director	April 28, 2020
Jakki L. Haussler

Craig F. Maier*	Director	April 28, 2020
Craig F. Maier

Russel P. Mayer*	Director	April 28, 2020
Russel P. Mayer

Theodore H. Torbeck*	Director	April 28, 2020
Theodore H. Torbeck

Martin J. Yudkovitz*	Director	April 28, 2020
Martin J. Yudkovitz

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer