Form 10-Q
period 2020-03-31
CINCINNATI BELL INC
filed 2020-05-05
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

At April 30, 2020, there were 50,564,267 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$380.0	$379.6

Costs and expenses
Cost of services and products, excluding items below	193.7	197.7
Selling, general and administrative, excluding items below	88.0	86.1
Depreciation and amortization	74.2	79.4
Restructuring and severance related charges	15.2	3.3
Transaction and integration costs	29.1	3.0
Total operating costs and expenses	400.2	369.5
Operating (loss) income	(20.2)	10.1
Interest expense	33.7	35.1
Other components of pension and postretirement benefit plans expense	2.6	2.6
Other income, net	(0.8)	(1.0)
Loss before income taxes	(55.7)	(26.6)
Income tax (benefit) expense	(21.7)	0.3
Net loss	(34.0)	(26.9)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners	$(36.6)	$(29.5)

Basic and diluted net loss per common share	$(0.72)	$(0.59)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(34.0)	$(26.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(6.9)	1.6
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($3.0), ($1.0)	(10.1)	(3.1)
Reclassification adjustment for net losses included in net income, net of tax of $0.3, $0.1	1.1	0.2
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.1)	(0.5)	(0.5)
Amortization of net actuarial loss included in net income, net of tax of $1.0, $0.8	3.7	3.0
Total other comprehensive (loss) income	(12.7)	1.2
Total comprehensive loss	$(46.7)	$(25.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(34.0)	—	(34.0)
Other comprehensive loss	—	—	—	—	—	—	(12.7)	(12.7)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	1.7	—	—	1.7
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2020	3.1	$129.4	50.6	$0.5	$2,674.2	$(2,810.0)	$(182.8)	$(188.7)

Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(26.9)	—	(26.9)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	1.8	—	—	1.8
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2019	3.1	$129.4	50.4	$0.5	$2,678.4	$(2,736.3)	$(174.3)	$(102.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$10.6	$11.6
Receivables, less allowances of $16.7 and $14.3	270.0	307.7
Inventory, materials and supplies	43.3	44.6
Prepaid expenses	31.5	28.3
Other current assets	9.0	11.6
Total current assets	364.4	403.8
Property, plant and equipment, net	1,761.1	1,780.8
Operating lease right-of-use assets	34.1	35.8
Goodwill	156.8	160.5
Intangible assets, net	148.4	155.4
Deferred income tax assets	80.5	59.3
Other noncurrent assets	54.3	58.2
Total assets	$2,599.6	$2,653.8
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$21.8	$22.3
Accounts payable	274.5	284.6
Unearned revenue and customer deposits	54.1	59.1
Accrued taxes	19.2	29.1
Accrued interest	24.6	26.8
Accrued payroll and benefits	43.5	49.0
Other current liabilities	51.6	52.6
Total current liabilities	489.3	523.5
Long-term debt, less current portion	1,927.2	1,901.3
Operating lease liabilities	31.2	32.1
Pension and postretirement benefit obligations	211.1	215.5
Pole license agreement obligation	37.7	38.0
Deferred income tax liabilities	10.7	11.7
Other noncurrent liabilities	81.1	71.7
Total liabilities	2,788.3	2,793.8
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2020 and December 31, 2019; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,564,267 and 50,420,700 shares issued and outstanding at March 31, 2020 and December 31, 2019	0.5	0.5
Additional paid-in capital	2,674.2	2,676.2
Accumulated deficit	(2,810.0)	(2,776.0)
Accumulated other comprehensive loss	(182.8)	(170.1)
Total shareowners’ deficit	(188.7)	(140.0)
Total liabilities and shareowners’ deficit	$2,599.6	$2,653.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(34.0)	$(26.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74.2	79.4
Provision for loss on receivables	4.5	2.9
Noncash portion of interest expense	1.4	1.9
Deferred income taxes	(20.3)	0.5
Pension and other postretirement payments in excess of expense	(0.2)	(0.3)
Stock-based compensation	1.7	1.8
Other, net	0.4	(1.3)
Changes in operating assets and liabilities:
Decrease in receivables	29.0	82.3
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(0.5)	7.5
Decrease in accounts payable	(5.3)	(74.8)
Decrease in accrued and other current liabilities	(25.1)	(17.9)
Decrease in other noncurrent assets	2.7	2.3
Increase (decrease) in other noncurrent liabilities	0.6	(0.6)
Net cash provided by operating activities	29.1	56.8
Cash flows from investing activities
Capital expenditures	(50.9)	(56.5)
Other, net	—	(0.1)
Net cash used in investing activities	(50.9)	(56.6)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	31.1	(3.8)
Repayment of debt	(6.2)	(4.5)
Debt issuance costs	—	(0.1)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(1.1)	(0.8)
Net cash provided by (used in) financing activities	21.2	(11.8)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.1
Net decrease in cash and cash equivalents	(1.0)	(11.5)
Cash and cash equivalents at beginning of period	11.6	15.4
Cash and cash equivalents at end of period	$10.6	$3.9
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$0.3	$9.8
Acquisition of property on account	$25.6	$33.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

The Company has receivables with one customer, Verizon Communications Inc., which make up 13% and 25% of the outstanding accounts receivable balance at March 31, 2020 and December 31, 2019, respectively. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three months ended March 31, 2020 and 2019, respectively.

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

The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year or any other interim period.

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

On March 13, 2020, in response to the COVID-19 pandemic, Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. As of March 31, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 on each of the segments based on available information to date. It is reasonably possible that, as the economic factors and impacts of COVID-19 continue to evolve, the estimate could change and the effect could be material depending on the duration of the stay at home orders and social distancing mandates communicated by the local, state and federal governments. In the three months ended March 31, 2020, the incremental increase to the allowance for doubtful accounts resulted in bad debt expense of $1.6 million. With the exception of the incremental increase to the allowance for doubtful accounts, the Company is not aware of any other specific events or circumstances that would require updates to the Company’s estimates and judgements, or revisions to the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained, and such change requires an update in the consolidated financial statements. Actual results could differ from those estimates and any such differences may be material to the financial statements.

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit is lower than statutory rates as a result of permanent items such as meals and entertainment expenses that are not fully deductible for tax. The net effect of several discrete items recorded in the quarter increased the tax benefit. Most significantly, the Company released a $14.4 million valuation allowance that was previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The release of this valuation allowance was driven by the enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, which contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $6.5 million tax effect of nondeductible transaction costs.

Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price. In the first quarter of 2020, the Company released $2.3 million of sales and use tax reserve due to favorable audit results in the quarter.

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by the new standard.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires a company to estimate credit losses expected over the life of the financial assets based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard is effective for public entities for fiscal years beginning after December 15, 2019. The standard requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 was amended in November 2018 by the provisions of ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019 by the provisions of ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in May 2019 by the provisions of ASU 2019-05, Financial Instruments – Credit Loses (Topic 326), and in November 2019 by the provisions of ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The Company adopted this ASU and all subsequent amendments effective January 1, 2020. The adoption of this standard, as amended, did not have a material effect on the Company’s condensed consolidated financial statements.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2020	2019
Numerator:
Net loss	$(34.0)	$(26.9)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners - basic and diluted	$(36.6)	$(29.5)
Denominator:
Weighted average common shares outstanding - basic	50.5	50.3
Stock-based compensation arrangements	-	-
Weighted average common shares outstanding - diluted	50.5	50.3
Basic and diluted net loss per common share	$(0.72)	$(0.59)

For the three months ended March 31, 2020 and 2019, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

3. Mergers and Acquisitions

Pending Acquisition by MIP

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. Pursuant to the amended Brookfield Merger Agreement, the Company would be acquired by an affiliate of Brookfield for $14.50 per Common Share (the “proposed Brookfield merger”).

On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into an Agreement and Plan of Merger (the “MIP Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of Macquarie Infrastructure Partners V (“MIP”), a fund managed by Macquarie Infrastructure and Real Assets (the “MIP Merger”). At the effective time of the MIP Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $15.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time.

In connection with the termination of the Brookfield Merger Agreement, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Condensed Consolidated Statements of Operations.

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the first half of 2021, although there can be no assurance that the MIP Merger will occur by that date. As a result of the MIP Merger at the Effective Time, the Company will cease to be a publicly traded company.

4.    Revenue

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

As of March 31, 2020, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $36.8 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term.  The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2020	$2.1
2021	2.5
2022	2.6
2023	2.5
2024	2.6
Thereafter	24.5

Entertainment and Communications

The Company has identified four distinct performance obligations in the Entertainment and Communications segment, namely Data, Voice, Video and Other. For each of Data, Voice and Video, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such Data, Voice and Video are identified to be a series of distinct services. Services provided by the Entertainment and Communications segment can be categorized into three main categories that include Consumer/SMB, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2019	$8.0	$4.1	$12.1	$14.8	$2.3	$17.1	$22.8	$6.4	$29.2
Additions	0.9	0.5	1.4	2.3	0.3	2.6	3.2	0.8	4.0
Amortization	(2.1)	(0.6)	(2.7)	(2.0)	(0.4)	(2.4)	(4.1)	(1.0)	(5.1)
Balance as of March 31, 2020	6.8	4.0	10.8	15.1	2.2	17.3	21.9	6.2	28.1

The Company recognizes a liability for cash received upfront for IRU contracts. At March 31, 2020 and December 31, 2019, $1.5 million of contract liabilities were included in "Other current liabilities." At March 31, 2020 and December 31, 2019, $26.7 million and $27.1 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Data	$119.3	$117.5
Video	48.7	51.7
Voice	68.0	73.4
Other	7.8	7.7
Total Entertainment and Communications	243.8	250.3
Consulting	41.9	38.9
Cloud	21.5	24.4
Communications	51.2	47.4
Infrastructure Solutions	27.7	25.6
Total IT Services and Hardware	142.3	136.3
Intersegment revenue	(6.1)	(7.0)
Total revenue	$380.0	$379.6

The following table presents revenues disaggregated by contract type:

	Three Months Ended March 31,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Products and Services transferred at a point in time	$7.5	$8.1	$30.4	$27.5	$-	$-	$37.9	$35.6
Products and Services transferred over time	231.4	236.2	110.7	107.8	-	-	342.1	344.0
Intersegment revenue	4.9	6.0	1.2	1.0	(6.1)	(7.0)	-	-
Total revenue	$243.8	$250.3	$142.3	$136.3	$(6.1)	$(7.0)	$380.0	$379.6

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2019	$148.1	$12.4	$160.5
Activity during the year:
Currency translations	(3.7)	-	(3.7)
Goodwill, balance as of March 31, 2020	$144.4	$12.4	$156.8

No impairment losses were recognized in goodwill for the three months ended March 31, 2020 and 2019.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$138.2	$(30.6)	$107.6	$140.8	$(28.4)	$112.4
Trade names	40.1	(6.5)	33.6	41.3	(6.0)	35.3
Technology	9.6	(2.4)	7.2	9.9	(2.2)	7.7
Total	$187.9	$(39.5)	$148.4	$192.0	$(36.6)	$155.4

(a)	Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.6 million for the three months ended March 31, 2020 and 2019. In addition to amortization expense, the changes in definite-lived intangibles assets from December 31, 2019 to March 31, 2020 are due to foreign currency translation. No impairment losses were recognized for the three months ended March 31, 2020 and 2019.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended December 31, 2020	$10.6
2021	13.9
2022	13.7
2023	13.3
2024	13.1
Thereafter	83.8
Total	$148.4

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2020	2019
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.2	2.0
Finance lease liabilities	13.6	14.3
Current portion of long-term debt	21.8	22.3
Long-term debt, less current portion:
Receivables Facility	164.6	131.5
Credit Agreement - Revolving Credit Facility	55.0	57.0
Credit Agreement - Tranche B Term Loan due 2024	585.0	586.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	1.9	3.2
Finance lease liabilities	56.0	59.5
	1,947.7	1,922.9
Net unamortized premium	1.3	1.3
Unamortized note issuance costs	(21.8)	(22.9)
Long-term debt, less current portion	1,927.2	1,901.3
Total debt	$1,949.0	$1,923.6

Credit Agreement

The Company had $55.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $145.0 million available for borrowings as of March 31, 2020. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of March 31, 2020, the Company had $164.6 million in borrowings and $12.4 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $11.4 million remaining availability on the total borrowing capacity of $188.4 million. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $225.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Receivables Facility is subject to renewal every 364 days and has a termination date in May 2021. The Company expects to complete the next renewal period in May 2020.

Under the agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of March 31, 2020, the outstanding balance of certain accounts receivable sold was $14.6 million.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases was as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$34.1	$35.8
Finance lease assets, net of amortization	Property, plant and equipment, net	31.7	33.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.7	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	31.2	32.1
Total operating lease liabilities		40.9	43.0
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	13.6	14.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	56.0	59.5
Total finance lease liabilities		$69.6	$73.8

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.1	$1.2
Operating cash flows from operating leases	$3.1	$3.2
Financing cash flows from finance leases	$4.4	$3.0
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$1.1	$1.3
New finance leases	$0.3	$9.8

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

During the next twelve months, the Company estimates that $9.3 million will be reclassified as an increase to interest expense.

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

As of March 31, 2020, the fair value of the interest rate swaps was $30.7 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$-	$9.3	$-
Interest Rate Swap	Other noncurrent liabilities	$21.4	$-	$21.4	$-

As of December 31, 2019, the fair value of the interest rate swap liability was $19.0 million and is recorded in the Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.7	$-	$5.7	$-
Interest Rate Swap	Other noncurrent liabilities	$13.3	$-	$13.3	$-

The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Interest Rate Swap	$(11.7)	$(3.8)

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended March 31,
(dollars in millions)	Statement of Operations Location	2020	2019
Interest Rate Swap	Interest expense	$(1.4)	$(0.3)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2020 and December 31, 2019, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2020		December 31, 2019
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,897.1	$1,819.4	$1,867.5	$1,921.5
Other installment financing arrangements	42.7	46.9	43.5	55.5

*Excludes finance leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2020 and December 31, 2019, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2020, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of March 31, 2020, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, pension and postretirement costs (benefits) were as follows:

	Three Months Ended March 31,
	2020	2019	2020	2019
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$-	$-	$0.1	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.8	6.0	0.9	1.2
Expected return on plan assets	(7.3)	(7.8)	-	-
Amortization of:
Prior service benefit	-	-	(0.6)	(0.6)
Actuarial loss	4.5	3.4	0.2	0.4
Total amortization	4.5	3.4	(0.4)	(0.2)
Pension / postretirement costs	$2.0	$1.6	$0.6	$1.2

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

For the three months ended March 31, 2020, contributions to the pension plans were $1.4 million and contributions to the postretirement plans were $1.5 million. For the three months ended March 31, 2019, contributions to the pension plans were $1.1 million and contributions to the postretirement plans were $1.9 million.

10.    Restructuring and Severance

Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2019	$2.6	$0.3	$2.9
Charges	15.2	-	15.2
Utilizations	(8.2)	(0.1)	(8.3)
Balance as of March 31, 2020	$9.6	$0.2	$9.8

In the first quarter of 2020, the Company finalized a voluntary severance program in Cincinnati and Hawaii for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. As a result, a severance charge of $14.5 million was recorded in the Entertainment and Communications segment. The Company also recorded $0.7 million related to employee severance in the first quarter of 2020 associated with initiatives to reduce and contain costs in each of the segments.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through the third quarter of 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2019	$2.4	$0.5	$-	$2.9
Charges	14.8	0.4	-	15.2
Utilizations	(7.6)	(0.7)	-	(8.3)
Balance as of March 31, 2020	$9.6	$0.2	$-	$9.8

At March 31, 2020 and December 31, 2019, $7.6 million and $2.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets. At March 31, 2020, $2.2 million of the restructuring liabilities were included in “Other noncurrent liabilities” in the Condensed Consolidated Balance Sheets.

11.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2020 and 2019, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Reclassifications, net	3.2	(a)	1.1	(b)	—	4.3
Unrealized loss on cash flow hedges arising during the period, net	—		(10.1)	(c)	—	(10.1)
Foreign currency loss	—		—		(6.9)	(6.9)
Balance as of March 31, 2020	$(148.8)		$(23.7)		$(10.3)	$(182.8)

Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Reclassifications, net	2.5	(a)	0.2	(b)	—	2.7
Unrealized loss on cash flow hedges arising during the period, net	—		(3.1)	(c)	—	(3.1)
Foreign currency gain	—		—		1.6	1.6
Balance as of March 31, 2019	$(162.0)		$(6.8)		$(5.5)	$(174.3)

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

The Entertainment and Communications segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 150 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer long distance, switched access and digital trunking. Other services consist of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance and information services.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2020	2019
Revenue
Entertainment and Communications	$243.8	$250.3
IT Services and Hardware	142.3	136.3
Intersegment	(6.1)	(7.0)
Total revenue	$380.0	$379.6
Intersegment revenue
Entertainment and Communications	$4.9	$6.0
IT Services and Hardware	1.2	1.0
Total intersegment revenue	$6.1	$7.0
Operating (loss) income
Entertainment and Communications	$12.1	$24.5
IT Services and Hardware	1.7	(6.8)
Corporate	(34.0)	(7.6)
Total operating (loss) income	$(20.2)	$10.1
Expenditures for long-lived assets*
Entertainment and Communications	$44.4	$51.1
IT Services and Hardware	6.5	5.4
Total expenditures for long-lived assets	$50.9	$56.5
Depreciation and amortization
Entertainment and Communications	$63.9	$62.7
IT Services and Hardware	10.3	16.7
Total depreciation and amortization	$74.2	$79.4

*	Includes cost of acquisitions

	March 31,	December 31,
(dollars in millions)	2020	2019
Assets
Entertainment and Communications	$1,822.5	$1,840.0
IT Services and Hardware	464.5	500.7
Corporate and eliminations	312.6	313.1
Total assets	$2,599.6	$2,653.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “will,” “proposes,” “potential,” “could,” “should,” “outlook” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances, including but not limited to, the possible impacts of the current adverse economic conditions associated with the COVID-19 global health pandemic, are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents the Company filed with the Securities and Exchange Commission (“SEC”). Actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for interim periods may not be indicative of results for the full year or any other interim period.

Pending Acquisition by MIP

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. Pursuant to the amended Brookfield Merger Agreement, the Company would be acquired by an affiliate of Brookfield for $14.50 per Common Share (the “proposed Brookfield merger”).

On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into an Agreement and Plan of Merger (the “MIP Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of Macquarie Infrastructure Partners V (“MIP”), a fund managed by Macquarie Infrastructure and Real Assets (the “MIP Merger”). At the effective time of the MIP Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $15.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time.

In connection with the termination of the Brookfield Merger Agreement, the Company paid an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement.

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the first half of 2021, although there can be no assurance that the MIP Merger will occur by that date. As a result of the MIP Merger, the Company will cease to be a publicly traded company.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations sections are net of intercompany eliminations.

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and enterprise customers connected with each other and with the world. Through its Entertainment and Communications segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. In addition, enterprise customers across the United States, Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions.

Consolidated revenue totaling $380.0 million for the three months ended March 31, 2020 increased $0.4 million compared to the same period in 2019 primarily due to strategic revenue growth in both segments offsetting declines in Legacy in both Cincinnati and Hawaii. IT Services and Hardware experienced revenue growth in all practices with the exception of Cloud revenue, which declined due to GE revenue related to certain programs still included in the first quarter of 2019 that did not recur in 2020. Consumer/SMB revenue increased $0.7 million as the Company continues to focus on high speed internet activations while Legacy revenue decreased $8.5 million in the three months ended March 31, 2020 compared to the comparable period in 2019.

Operating loss was $20.2 million for the three months ended March 31, 2020, down $30.3 million compared to the same period in the prior year. The decrease in operating income was primarily due to higher transaction and integration charges, including the termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, as well as restructuring and severance related charges related to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $55.7 million for the three months ended March 31, 2020, higher than the prior year primarily due to the factors discussed previously.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. On March 13, 2020, in response to the COVID-19 pandemic, Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis.  See additional discussion included in Regulatory Matters. The impacts to revenue as a result of these commitments to provide temporary financial relief to certain customers was limited in the three months ended March 31, 2020, but may have a significant impact on revenue and operating income in subsequent quarters until the pledge expires and the COVID-19 pandemic moderates.

The majority of our operations have continued as usual as the services that we provide and the networks we maintain are considered critical by local and state authorities in the geographies in which we operate. The Company started executing their business continuity plan in March and transitioned employees who could execute their work remotely to work from home with little disruption and have implemented additional safety protocols for customer facing employees. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, limiting discretionary spending, cancelling non-essential travel until further notice and re-evaluating the timing of capital projects. Additionally, we plan to leverage certain benefits included in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, including deferral of 2020 required pension plan contributions to January 1, 2021 and deferral of employer social security tax payments for wage payments subsequent to March 12, 2020 of approximately $5 million each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. Management does not believe that the operating results in the first quarter of 2020 are reflective of the full extent of impacts that may be experienced in the future.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Consolidated Results of Operations

Revenue

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Revenue
Entertainment and Communications	$238.9	$244.3	$(5.4)	(2)%
IT Services and Hardware	141.1	135.3	5.8	4%
Total revenue	$380.0	$379.6	$0.4	0%

Entertainment and Communications revenue decreased for the three months ended March 31, 2020 as the growth in Consumer/SMB revenue was more than offset by the declines experienced in Legacy revenue. IT Services and Hardware revenue increased due to revenue growth in the Communications, Consulting and Infrastructure practices. For the three months ended March 31, 2020, decline in the Cloud practice is primarily due to lower revenue contributed by GE of $3.7 million due to GE insourcing certain cloud services.

Operating Costs

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Cost of services and products
Entertainment and Communications	$106.6	$113.8	$(7.2)	(6)%
IT Services and Hardware	87.1	83.9	3.2	4%
Total cost of services and products	$193.7	$197.7	$(4.0)	(2)%

Entertainment and Communications costs decreased for the three months ended March 31, 2020 compared to the same period in the prior year due to the decrease in video content costs, as a result of the decline in video subscribers, in addition to decreases in contract services and operating taxes. Decrease in operating taxes of $2.3 million is the result of favorable audit results in the first quarter of 2020. IT Services and Hardware costs increased for the three months ended March 31, 2020 compared to the comparable period in 2019 due to an increase in payroll related costs which were partially offset by lower contractor costs. The increase in payroll related costs are associated with internal resources utilized to support the revenue growth in the Communications and Consulting practices.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$45.0	$44.5	$0.5	1%
IT Services and Hardware	38.1	37.0	1.1	3%
Corporate	4.9	4.6	0.3	7%
Total selling, general and administrative	$88.0	$86.1	$1.9	2%

SG&A costs increased in both Entertainment and Communications and IT Services and Hardware in the three months ended March 31, 2020 compared to the comparable period in the prior year primarily due to increased bad debt expense as a result of considering the potential future impacts of the economic downturn associated with COVID-19 on the Company’s receivables. In addition to bad debt expense, IT Services and Hardware SG&A costs increased compared to the prior year due to employee contract termination costs recorded in the three months ended March 31, 2020.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$63.9	$62.7	$1.2	2%
IT Services and Hardware	10.3	16.7	(6.4)	(38)%
Total depreciation and amortization expense	$74.2	$79.4	$(5.2)	(7)%

Entertainment and Communications depreciation and amortization expense increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to assets placed into service in connection with the expansion of our fiber network. The decrease in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$15.2	$3.3	$11.9	n/m
Transaction and integration costs	29.1	3.0	26.1	n/m
Total other operating costs	$44.3	$6.3	$38.0	n/m

Restructuring and severance charges recorded in the three months ended March 31, 2020 in the Entertainment and Communications segment are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations. Restructuring and severance charges in the IT Services and Hardware segment recorded in the three months ended March 31, 2020 are associated with initiatives to reduce and contain costs. In the first quarter of 2019, restructuring and severance charges of $3.3 million were recorded in the Entertainment and Communications segment related to costs incurred in order to recognize future synergies as the Company continued to identify efficiencies with the integration of Hawaiian Telcom.

Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to the termination fee of $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement. The Company also incurred transaction and integration costs in the first quarter of 2020 associated with the MIP Merger Agreement. Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom.

Non-operating Costs

	Three Months Ended March 31,
(dollars in millions)	2020	2019	$ Change	% Change
Non-operating costs
Interest expense	$33.7	$35.1	$(1.4)	(4)%
Other components of pension and postretirement benefit plans expense	2.6	2.6	-	0%
Other income, net	(0.8)	(1.0)	0.2	(20)%
Income tax (benefit) expense	(21.7)	0.3	(22.0)	n/m

Interest expense decreased for the three months ended March 31, 2020 compared to the same period in the prior year due to the decrease in the LIBOR interest rate.

Income tax benefit increased for the three months ended March 31, 2020 compared to the same period in the prior year due to an increase in the loss before income taxes and several significant discrete items recorded in the quarter. Most significantly, the Company released a $14.4 million valuation allowance that was previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The CARES Act contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $6.5 million tax effect of nondeductible transaction costs.

Entertainment and Communications

The Entertainment and Communications segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu.

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 75% of Greater Cincinnati and up to 20 megabits or more to approximately 50% of Hawaii's total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cell. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended March 31,
(dollars in millions)	2020	2019	Change	% Change
Revenue:
Data	$119.3	$117.5	$1.8	2%
Video	48.7	51.7	(3.0)	(6)%
Voice	68.0	73.4	(5.4)	(7)%
Other	7.8	7.7	0.1	1%
Total Revenue	243.8	250.3	(6.5)	(3)%
Operating costs and expenses:
Cost of services and products	108.0	115.3	(7.3)	(6)%
Selling, general and administrative	45.0	44.5	0.5	1%
Depreciation and amortization	63.9	62.7	1.2	2%
Restructuring and severance charges	14.8	3.3	11.5	n/m
Total operating costs and expenses	231.7	225.8	5.9	3%
Operating income	$12.1	$24.5	$(12.4)	(51)%
Operating margin	5.0%	9.8%		(4.8)pts
Capital expenditures	$44.4	$51.1	(6.7)	(13)%

Entertainment and Communications, continued

	March 31,
Metrics information (in thousands):	2020	2019	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	224.3	207.6	16.7	8%
Internet FTTN*	30.0	35.7	(5.7)	(16)%
Total Fioptics Internet	254.3	243.3	11.0	5%
Video
Video FTTP*	111.2	115.2	(4.0)	(3)%
Video FTTN*	21.9	24.0	(2.1)	(9)%
Total Fioptics Video	133.1	139.2	(6.1)	(4)%
Voice
Fioptics Voice Lines	105.3	109.0	(3.7)	(3)%
Fioptics Units Passed
Units passed FTTP*	486.6	477.6	9.0	2%
Units passed FTTN*	138.6	138.5	0.1	0%
Total Fioptics units passed	625.2	616.1	9.1	1%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,487	4,540	947	21%
Legacy
Data
DSL	63.3	69.6	(6.3)	(9)%
Voice
Legacy Voice Lines	191.2	218.0	(26.8)	(12)%

*Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	March 31,
Metrics information (in thousands):	2020	2019	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	56.4	52.7	3.7	7%
Internet FTTN*	12.4	13.9	(1.5)	(11)%
Total Consumer / SMB Fiber Internet	68.8	66.6	2.2	3%
Video
Video FTTP*	29.6	33.5	(3.9)	(12)%
Video FTTN*	11.5	14.3	(2.8)	(20)%
Total Consumer / SMB Fiber Video	41.1	47.8	(6.7)	(14)%
Voice
Consumer / SMB Fiber Voice Lines	29.9	30.3	(0.4)	(1)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	174.9	168.1	6.8	4%
Units passed FTTN*	72.5	73.4	(0.9)	(1)%
Total Consumer / SMB Fiber units passed	247.4	241.5	5.9	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,619	2,413	1,206	50%
Legacy
Data
DSL	41.1	47.2	(6.1)	(13)%
Voice
Legacy Voice Lines	173.0	192.8	(19.8)	(10)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended March 31,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$40.9	$8.5	$49.4	$37.4	$7.9	$45.3
Video	38.8	9.9	48.7	40.2	11.5	51.7
Voice	8.9	2.7	11.6	9.2	2.8	12.0
Other	0.3	0.2	0.5	0.3	0.2	0.5
	88.9	21.3	110.2	87.1	22.4	109.5
Enterprise Fiber
Data	21.2	10.4	31.6	21.1	9.2	30.3
Legacy
Data	24.4	13.9	38.3	26.0	15.9	41.9
Voice	29.5	26.9	56.4	33.0	28.4	61.4
Other	3.2	4.1	7.3	3.5	3.7	7.2
	57.1	44.9	102.0	62.5	48.0	110.5
Total Entertainment and Communications revenue	$167.2	$76.6	$243.8	$170.7	$79.6	$250.3

*	Represents Fioptics in Cincinnati

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $0.7 million for the three months ended March 31, 2020 compared to the same period in the prior year primarily due to an increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months ended March 31, 2020 increased for internet in both Cincinnati and Hawaii by 5% as compared to the same period in 2019. ARPU increases are related to price increases for internet. These increases more than offset the decline in video and voice subscribers.

Enterprise Fiber

Enterprise Fiber revenue increased $1.3 million for the three months ended March 31, 2020 as compared to the same period in 2019 as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 21% and 50% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. The increase to revenue from additional customers is offset by pricing pressures.

Legacy

Legacy revenue decreased $8.5 million for the three months ended March 31, 2020 compared to the same period a year ago due to the decline in voice lines and DSL subscribers. Voice lines declined by 12% and 10% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 9% and 13% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2020 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products decreased $7.3 million in the three months ended March 31, 2020 compared to the comparable period in the prior year due to decreases in video content costs, contract services and operating taxes. Video content costs decreased as a result of the decline in video subscribers. The decrease in contract services is primarily driven by savings realized associated with the Company’s call center. Lower operating taxes are due to favorable audit results in the first quarter of 2020.

SG&A expenses increased $0.5 million for the three months ended March 31, 2020 as compared to the same period in 2019 primarily due to increased bad debt expense as a result of considering the potential impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables.

Entertainment and Communications, continued

Depreciation and amortization expense for the three months ended March 31, 2020 increased compared to the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.

Restructuring and severance charges recorded in the three months ended March 31, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in the three months ended March 31, 2019 are related to costs incurred in order to recognize future synergies as the Company continued to identify efficiencies with the integration of Hawaiian Telcom.

Capital Expenditures

	Three Months Ended March 31,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$3.3	$2.8	$6.1	$9.2	$2.2	$11.4
Installation	8.9	3.7	12.6	11.5	4.1	15.6
Other	1.1	0.1	1.2	1.8	0.7	2.5
Total Consumer / SMB Fiber	13.3	6.6	19.9	22.5	7.0	29.5
Enterprise Fiber	2.6	2.7	5.3	2.2	1.7	3.9
Other	7.9	11.3	19.2	6.1	11.6	17.7
Total Entertainment and Communications capital expenditures	$23.8	$20.6	$44.4	$30.8	$20.3	$51.1

*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the first quarter of 2020, we passed an additional 1,800 FTTP addresses in Cincinnati. As of March 31, 2020, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 625,200 residential and commercial addresses, or approximately 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $5.9 million in the three months ended March 31, 2020 compared to the same period in the prior year due to passing fewer addresses in 2020 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three months ended March 31, 2020, Cincinnati installation capital expenditures decreased $2.6 million compared to the same period in 2019 primarily due to lower volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases. The increase of Other capital expenditures in 2020 compared to the same period in 2019 is primarily due to a scheduled network refresh that will ensure we continue to grow our capacity and services within the network core.

Hawaii construction capital expenditures increased $0.6 million for the three months ended March 31, 2020 compared to the comparable period in the prior year due to building out 1,000 new addresses in the first quarter of 2020, primarily in rural areas and on the neighbor islands. Hawaii installation capital expenditures decreased $0.4 million due to less video installations in the three months ended March 31, 2020 compared to the same period in the prior year. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Three Months Ended March 31,
(dollars in millions)	2020	2019	Change	% Change
Revenue:
Consulting	$41.9	$38.9	$3.0	8%
Cloud	21.5	24.4	(2.9)	(12)%
Communications	51.2	47.4	3.8	8%
Infrastructure Solutions	27.7	25.6	2.1	8%
Total revenue	142.3	136.3	6.0	4%
Operating costs and expenses:
Cost of services and products	91.6	89.2	2.4	3%
Selling, general and administrative	38.3	37.2	1.1	3%
Depreciation and amortization	10.3	16.7	(6.4)	(38)%
Restructuring and severance related charges	0.4	-	0.4	n/m
Total operating costs and expenses	140.6	143.1	(2.5)	(2)%
Operating income (loss)	$1.7	$(6.8)	$8.5	n/m
Operating margin	1.2%	(5.0)%		6.2 pts
Capital expenditures	$6.5	$5.4	$1.1	20%

	March 31,
Metrics information (in thousands):	2020	2019	Change	% Change
Consulting
Billable Resources	1,222	1,039	183	18%

Communications
NaaS Locations	4,593	2,550	2,043	80%
SD - WAN Locations	2,337	1,002	1,335	n/m
Hosted UCaaS Profiles*	277,092	244,482	32,610	13%

*	Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $6.0 million for the three months ended March 31, 2020 as compared to the same period in the prior year due to revenue growth in all practices with the exception of Cloud revenue. Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD - WAN locations. In addition, Communications revenue was favorably impacted as certain customers required additional services to mitigate the issues caused by the COVID-19 pandemic on their businesses. The decline in one-time Communications projects partially offset these increases. Consulting revenue increased due to obtaining new projects throughout 2019 which continue to bill in 2020. For the three months ended March 31, 2020, these increases were partially offset by a decrease in Cloud revenue as increased revenue from one-time projects was more than offset by lower revenue contributed by GE of $3.7 million due to GE insourcing certain cloud services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $2.4 million for the three months ended March 31, 2020 as compared to the same period in the prior year due to an increase in payroll related costs partially offset by a decline in contractor costs. The increase in payroll related costs is primarily due to increased internal headcount to support the revenue growth in the Communications and Consulting practices. As a result of the new consulting projects obtained in 2019, billable headcount increased 183 compared to March 31, 2019.

SG&A expenses increased $1.1 million for the three months ended March 31, 2020 as compared to the same period in 2019 due to employee contract termination costs in the first quarter of 2020 and increased bad debt expense. The increase in bad debt expense is a result of updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables.

Depreciation and amortization expenses decreased $6.4 million for the three months ended March 31, 2020 as compared to the comparable period in the prior year due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019 and were fully depreciated as of December 31, 2019.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures in the first quarter of 2020 were primarily related to projects supporting the Cloud and Communications practices.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2020, the Company had $1,949.0 million of outstanding indebtedness and an accumulated deficit of $2,810.0 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $29.1 million and $56.8 million of cash flows from operations during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $167.0 million of short-term liquidity, comprised of $10.6 million of cash and cash equivalents, $145.0 million of undrawn capacity on our Revolving Credit Facility, and $11.4 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $225.0 million and is subject to annual renewal. As of March 31, 2020, the Company had borrowings of $164.6 million and $12.4 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $188.4 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations and preferred stock dividends. In the first quarter of 2020, as a result of terminating the Brookfield Merger Agreement, we paid an affiliate of Brookfield a termination fee of $24.8 million on March 13, 2020. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months.

Subsequent to March 31, 2020, the Company started negotiations on the annual renewal of the Receivables Facility. As of the date of this filing, management does not anticipate issues finalizing the renewal and does not anticipate materially different terms due to changes experienced in the financial markets as a result of the COVID-19 pandemic. Capacity on the AR facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables, therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. Management is continuously monitoring liquidity to ensure sufficient cash is available.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2020 totaled $29.1 million, a decrease of $27.7 million compared to the same period in 2019. The decrease is due primarily to increased transaction and termination costs in addition to higher restructuring and severance payments.

Cash flows used in investing activities during the three months ended March 31, 2020 totaled $50.9 million, a decrease of $5.7 million compared to the same period in 2019 due to the decrease in capital expenditures.

Cash flows provided by financing activities during the three months ended March 31, 2020 totaled $21.2 million as compared to cash used in financing activities of $11.8 million during the same period in the prior year. In the first quarter of 2020, the Company borrowed $33.1 million on the Receivables Facility and repaid $2.0 million on the Revolving Credit Facility. In the first quarter of 2019, the Company made payments of $0.8 million and $3.0 million on the Receivables Facility and Revolving Credit Facility, respectively.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of March 31, 2020.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of March 31, 2020, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

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

Keep Americans Connected Pledge

On March 13, 2020, in response to the COVID-19 pandemic, Federal Communications Commission Chairman Pai called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. To ensure that Americans do not lose their broadband or telephone connectivity during this outbreak, he asked the service providers to take the Keep Americans Connected Pledge. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge under which it commits that for the next 60 days, it will (1) not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (2) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (3) open its Wi-Fi hotspots to any American who needs them.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete description of regulatory matters.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards and the impact to the Condensed Consolidated Financial Statements as a result of adopting ASU 2016-13 effective January 1, 2020.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2020, including the transition of employees to working remotely beginning mid-March in response to the COVID-19 pandemic. Management has concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2020 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

In the United States and in other countries and regions where we have a significant employee presence, facilities or critical operations, the outbreak of COVID-19 has impacted our ability to manage day-to-day operations and service our customers and has increased our costs of operations and resulted in, among other things, loss of revenue. For example, we have implemented corporate and personal travel restrictions for employees and vendors, cancelled events and enabled work-from-home for many employees by equipping them to safely support customers remotely. We have also implemented additional safety measures for our retail stores and field operations teams. Additionally, we have been required to temporarily close or reduce operations at some of our retail locations, facilities and customer call centers. Retail locations inside malls that are no longer open have been temporarily closed and those retail locations that remain open have reduced hours of operation. Some of the call centers that support the Cincinnati market have reduced hours of operation. As a result of travel restrictions enacted by local government, our third-party off-shore call center was forced to reduce its hours of operation for several weeks, resulting in longer than normal hold times during that period. We may be required to temporarily close or reduce operations at more of or all of our retail locations, facilities or call centers. The foregoing effects, and other effects of COVID-19, may continue for an unknown period of time.

Our business has been, and may continue to be, negatively impacted by the effects of, or precautions taken to avoid exposure to, COVID-19, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, and by the resulting disruptions to economic conditions and financial markets. Such impacts include, but are not limited to:

•	Disruptions to our third-party providers, including those who provide many of our information technology, call center functions, certain accounting functions and other critical vendor services;
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

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues, including national security and law enforcement issues, that could result in significant changes to the business conditions in the telecommunications industry. On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses, or deny or condition approval of new licenses and license transfers. It is not possible for the Company to determine whether it may be subject to a proceeding to revoke or modify its existing licenses or predict the outcome of a review of new license or transfer applications by the Committee in the future. A review of existing licenses and/or a review of new licenses and transfers by the Committee may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

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

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology, call center functions and certain accounting functions are performed by third-party providers, some of which are located outside of the United States, and network equipment is purchased from and maintained by vendors. Additionally, certain installation services sold by our IT Services and Hardware segment are performed by third-party providers.

Governments, public institutions and other organizations in countries and regions where cases of COVID-19 have been detected have taken certain emergency measures to combat its spread and impact, including implementation of travel bans, suspension of public transportation and closures of factories, schools, public buildings, businesses and other institutions. As a result of such measures, our third-party off-shore call center was forced to reduce its hours of operation for several weeks, resulting in longer than normal hold times during that period. The loss of, or further problems with, one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers. While the full impact of the COVID-19 outbreak is not yet known, potential effects on our business include disruptions to or restrictions on our third-party providers, suppliers and other vendors in our supply chain, including limitations on the ability of their employees to travel and temporary closures or reductions in the hours of their facilities or customer call centers.

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

Completion of the MIP Merger is subject to customary closing conditions, including (1) the absence of an order, injunction or law prohibiting the MIP Merger, (2) the expiration or early termination of the waiting period (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) approval of the MIP Merger by the Committee on Foreign Investment in the United States under Section 721 of the Defense Production Act of 1950, as amended, (4) certain FCC consents and state regulatory consents required in connection with the MIP Merger shall have been obtained, shall not be subject to agency reconsideration or judicial review, and the time for any person to petition for agency reconsideration or judicial review shall have expired and (5) the adoption of the MIP Merger Agreement by the affirmative vote of shareholders holding at least two-thirds of the outstanding Company common shares and 6 ¾% Cumulative Convertible Preferred Shares (voting as a single class). On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee, which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses, or deny or condition approval of new licenses and license transfers. It is likely that the MIP Merger will be reviewed by the Committee. At this time, it not possible for the Company to predict the outcome of a review of the MIP Merger by this new Committee and whether the Committee may condition approval of the MIP Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

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

The market price of the Company’s common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company’s control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to the Company. The Company’s recent stock price reflects the assumption that the MIP Merger will be completed or a new offer will proceed to an agreement and an acquisition will be completed.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2020, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2020.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 13, 2020, by and among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc.	8-K	3/13/2020	2.1	1-8519
3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Amended and Restated Regulations of Cincinnati Bell Inc.	10-Q	8/8/2018	3.3	1-8519
10.1	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award.					+
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 5, 2020	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	May 5, 2020	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer