Form 10-Q
period 2020-06-30
CINCINNATI BELL INC
filed 2020-08-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Securities Registered Pursuant to Section 12(b) of the Act:

At July 31, 2020, there were 50,680,605 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$380.0	$384.2	$760.0	$763.8

Costs and expenses
Cost of services and products, excluding items below	193.4	195.5	387.1	393.2
Selling, general and administrative, excluding items below	81.3	87.2	169.3	173.3
Depreciation and amortization	74.7	74.2	148.9	153.6
Restructuring and severance related charges	0.4	1.8	15.6	5.1
Transaction and integration costs	2.5	0.6	31.6	3.6
Total operating costs and expenses	352.3	359.3	752.5	728.8
Operating income	27.7	24.9	7.5	35.0
Interest expense	33.5	34.9	67.2	70.0
Other components of pension and postretirement benefit plans expense	3.8	3.0	6.4	5.6
Other (income) expense, net	(0.2)	0.1	(1.0)	(0.9)
Loss before income taxes	(9.4)	(13.1)	(65.1)	(39.7)
Income tax benefit	(1.6)	(7.6)	(23.3)	(7.3)
Net loss	(7.8)	(5.5)	(41.8)	(32.4)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners	$(10.4)	$(8.1)	$(47.0)	$(37.6)

Basic and diluted net loss per common share	$(0.21)	$(0.16)	$(0.93)	$(0.75)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7.8)	$(5.5)	$(41.8)	$(32.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.8	1.5	(4.1)	3.1
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($0.2), $(2.3), ($3.2), ($3.3)	(0.7)	(7.8)	(10.8)	(10.9)
Reclassification adjustment for net losses included in net income, net of tax of $0.6, $0.0, $0.9, $0.1	1.7	0.2	2.8	0.4
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($4.4), $0.0, ($4.4), $0.0	(14.7)	0.1	(14.7)	0.1
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.2), ($0.3), ($0.3)	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net actuarial loss included in net income, net of tax of $1.2, $0.9, $2.2, $1.7	3.7	3.0	7.4	6.0
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.2, $0.2	0.9	—	0.9	—
Total other comprehensive loss	(6.8)	(3.5)	(19.5)	(2.3)
Total comprehensive loss	$(14.6)	$(9.0)	$(61.3)	$(34.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2020	3.1	$129.4	50.6	$0.5	$2,674.2	$(2,810.0)	$(182.8)	$(188.7)
Net loss	—	—	—	—	—	(7.8)	—	(7.8)
Other comprehensive loss	—	—	—	—	—	—	(6.8)	(6.8)
Shares issued under employee plans	—	—	0.1	—	—	—	—	—
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)

Balance at March 31, 2019	3.1	$129.4	50.4	$0.5	$2,678.4	$(2,736.3)	$(174.3)	$(102.3)
Net loss	—	—	—	—	—	(5.5)	—	(5.5)
Other comprehensive loss	—	—	—	—	—	—	(3.5)	(3.5)
Stock-based compensation	—	—	—	—	1.6	—	—	1.6
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(41.8)	—	(41.8)
Other comprehensive loss	—	—	—	—	—	—	(19.5)	(19.5)
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	3.0	—	—	3.0
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)

Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(32.4)	—	(32.4)
Other comprehensive loss	—	—	—	—	—	—	(2.3)	(2.3)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	3.4	—	—	3.4
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$7.0	$11.6
Receivables, less allowances of $18.9 and $14.3	291.4	307.7
Inventory, materials and supplies	37.1	44.6
Prepaid expenses	32.8	28.3
Other current assets	9.2	11.6
Total current assets	377.5	403.8
Property, plant and equipment, net	1,741.8	1,780.8
Operating lease right-of-use assets	35.2	35.8
Goodwill	158.3	160.5
Intangible assets, net	146.1	155.4
Deferred income tax assets	85.6	59.3
Other noncurrent assets	49.7	58.2
Total assets	$2,594.2	$2,653.8
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$23.5	$22.3
Accounts payable	259.2	284.6
Unearned revenue and customer deposits	55.9	59.1
Accrued taxes	16.5	29.1
Accrued interest	26.7	26.8
Accrued payroll and benefits	41.2	49.0
Other current liabilities	51.8	52.6
Total current liabilities	474.8	523.5
Long-term debt, less current portion	1,933.7	1,901.3
Operating lease liabilities	32.9	32.1
Pension and postretirement benefit obligations	227.0	215.5
Pole license agreement obligation	37.4	38.0
Deferred income tax liability	10.9	11.7
Other noncurrent liabilities	82.1	71.7
Total liabilities	2,798.8	2,793.8
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2020 and December 31, 2019; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,680,605 and 50,420,700 shares issued and outstanding at June 30, 2020 and December 31, 2019	0.5	0.5
Additional paid-in capital	2,672.9	2,676.2
Accumulated deficit	(2,817.8)	(2,776.0)
Accumulated other comprehensive loss	(189.6)	(170.1)
Total shareowners’ deficit	(204.6)	(140.0)
Total liabilities and shareowners’ deficit	$2,594.2	$2,653.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(41.8)	$(32.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	148.9	153.6
Provision for loss on receivables	8.5	5.6
Noncash portion of interest expense	2.7	3.4
Deferred income taxes	(23.1)	(7.5)
Pension and other postretirement payments less than expense	2.1	—
Stock-based compensation	3.0	3.4
Other, net	(2.0)	(1.8)
Changes in operating assets and liabilities:
Decrease in receivables	7.9	71.5
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	4.7	5.6
Decrease in accounts payable	(21.8)	(63.8)
Decrease in accrued and other current liabilities	(25.8)	(22.4)
Decrease in other noncurrent assets	7.0	4.8
Increase (decrease) in other noncurrent liabilities	3.3	(1.2)
Net cash provided by operating activities	73.6	118.8
Cash flows from investing activities
Capital expenditures	(99.4)	(110.6)
Other, net	(1.7)	—
Net cash used in investing activities	(101.1)	(110.6)
Cash flows from financing activities
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	42.0	1.5
Repayment of debt	(12.2)	(9.2)
Debt issuance costs	(0.3)	(0.7)
Dividends paid on preferred stock	(5.2)	(5.2)
Other, net	(1.1)	(0.8)
Net cash provided by (used in) financing activities	23.2	(14.4)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.1
Net decrease in cash and cash equivalents	(4.6)	(6.1)
Cash and cash equivalents at beginning of period	11.6	15.4
Cash and cash equivalents at end of period	$7.0	$9.3
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$2.4	$10.3
Acquisition of property on account	$25.8	$33.6

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

The Company has receivables with one customer, Verizon Communications Inc., which make up 14% and 25% of the outstanding accounts receivable balance at June 30, 2020 and December 31, 2019, respectively. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and six months ended June 30, 2020 and 2019.

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

The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or any other interim period.

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

On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected pledge (“Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The Pledge expired on June 30, 2020 and beginning in July, the Company started initial communications to collect amounts that are past due. As of June 30, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 on each of the segments based on available information to date. It is reasonably possible that, as the economic factors and impacts of COVID-19 continue to evolve and the full impact of not terminating service is identified, the estimate could change and the effect could be material. While the stay at home orders are beginning to ease in certain markets, social distancing mandates communicated by the local, state and federal governments continue to impact how businesses must now operate and ultimately if they can remain open. With the exception of the incremental increase to the allowance for doubtful accounts, the Company is not aware of any other specific events or circumstances that would require updates to the Company’s estimates and judgements, or revisions to the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained, and such change requires an update in the consolidated financial statements. Actual results could differ from those estimates and any such differences may be material to the financial statements.

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date income/loss plus or minus the tax effects of discrete items. Since the Company is reporting a net loss before tax, the Company’s estimated annual effective tax rate is lower than statutory rates as a result of permanent items such as meals and entertainment expenses that are not fully deductible for tax. The net effect of several discrete items recorded increased the tax benefit in the six months ended June 30, 2020. Most significantly, the Company released valuation allowances of $14.5 million during the six months ended June 30, 2020, which was previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The release of these valuation allowances were driven by the enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, which contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $7.1 million tax effect of nondeductible transaction costs.

Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. During the three and six months ended June 30, 2020, the Company released $2.0 million and $4.3 million, respectively, of sales and use tax reserve due to favorable audit results. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(7.8)	$(5.5)	$(41.8)	$(32.4)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners - basic and diluted	$(10.4)	$(8.1)	$(47.0)	$(37.6)
Denominator:
Weighted average common shares outstanding - basic	50.6	50.4	50.6	50.3
Stock-based compensation arrangements	—	—	—	—
Weighted average common shares outstanding - diluted	50.6	50.4	50.6	50.3
Basic and diluted net loss per common share	$(0.21)	$(0.16)	$(0.93)	$(0.75)

For the three and six months ended June 30, 2020 and 2019, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

3.    Mergers and Acquisitions

Pending Acquisition by MIP

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. Pursuant to the amended Brookfield Merger Agreement, the Company would be acquired by an affiliate of Brookfield for $14.50 per Common Share.

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

In connection with the termination of the Brookfield Merger Agreement in the first quarter of 2020, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Condensed Consolidated Statements of Operations.

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the first half of 2021, although there can be no assurance that the MIP Merger will occur by that date. At the Effective Time, the Company will cease to be a publicly traded company as a result of the completion of the MIP Merger.

Consent Solicitation for 7.000% Senior Notes due 2024 and 8.000% Senior Notes due 2025

On June 15, 2020, the Company announced that it had commenced consent solicitations (the “Consent Solicitations”) with respect to certain proposed amendments to the (i) indenture, dated as of September 22, 2016 (as supplemented and amended, the “2024 Notes Indenture”) governing its 7.000% Senior Notes due 2024 (the “2024 Notes”) and (ii) indenture, dated as of October 6, 2017 (as supplemented and amended, the “2025 Notes Indenture,” and together with the 2024 Notes Indenture, the “Indentures”) governing its 8.000% Senior Notes due 2025 (the “2025 Notes,” and together with the 2024 Notes, the “Notes”).

Upon the terms and subject to the conditions described in the consent solicitation statement, dated June 15, 2020 (as supplemented by the Company's press release, dated June 22, 2020, the Company's press release, dated June 25, 2020, the supplement to the consent solicitation statement, dated June 25, 2020 and the Company's press release, dated June 30, 2020, the “Consent Solicitation Statement”), the Company solicited consents in order to (i) amend the definition of “Change of Control” in the Indentures so that the MIP Merger would not constitute a Change of Control and (ii) add a definition of, and designate certain persons, including MIP and its affiliates and Ares Management Corporation and its affiliates as, “Permitted Holders” (collectively, the “Proposed Amendments”).

On July 2, 2020 (the “Effective Date”), following receipt of the requisite consents from holders of the Notes pursuant to the Consent Solicitations to amend certain provisions of the Indentures, which Consent Solicitations expired at 5:00 p.m., New York City time on July 2, 2020, the Company, certain of the Company’s subsidiaries, as guarantors, and Regions Bank, as trustee, entered into a sixth supplemental indenture, dated as of July 2, 2020 (the “Sixth Supplemental Indenture”) to the 2024 Notes Indenture and a second supplemental indenture, dated as of July 2, 2020 to the 2025 Notes Indenture (the “Second Supplemental Indenture”, and, together with the Sixth Supplemental Indenture, the “Supplemental Indentures”).

Subject to the terms and conditions in the Consent Solicitation Statement (including the consummation of the MIP Merger), holders who validly delivered (and did not validly revoke) their consents on or prior to the Effective Date are eligible to receive (i) with respect to the 2024 Notes, an aggregate cash payment of $2,812,500, on a pro rata basis (based on aggregate principal amount of 2024 Notes for which consents have been validly delivered and not revoked), and (ii) with respect to the 2025 Notes, an aggregate cash payment of $1,050,000, on a pro rata basis (based on aggregate principal amount of 2025 Notes for which consents have been validly delivered and not revoked). The Company expects to make this cash payment substantially concurrently with the consummation of the MIP Merger.

The Supplemental Indentures became effective upon execution thereof, but the Proposed Amendments will only become operative upon the occurrence of certain conditions described in the Supplemental Indentures, including payment of the consent fees pursuant to the Consent Solicitations. If the conditions described in the Supplemental Indentures are not satisfied, the Indentures will revert to the form in effect immediately prior to the Effective Date. In addition, subject to the terms and conditions described in the Consent Solicitation Statement and upon satisfaction or waiver of such conditions, including the consummation of the MIP Merger, the Company will secure the Notes and the related guarantees on a pari passu basis (subject to certain exceptions) with the new senior secured credit facilities expected to be entered into in connection with the MIP Merger (the “Collateral”). Any Collateral granted by the Company (but not its subsidiaries) to secure the Notes will also secure the Issuer’s 7.25% Senior Notes due 2023 and any Collateral granted by the Company’s subsidiary Cincinnati Bell Telephone Company LLC (“CBT”) to secure the Notes will also secure CBT’s 6.30% Senior Notes due 2028, in each case on an equal and ratable basis.

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

As of June 30, 2020, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $36.0 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Six months ended December 31, 2020	$1.3
2021	2.5
2022	2.6
2023	2.5
2024	2.6
Thereafter	24.5

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2019	$8.0	$4.1	$12.1	$14.8	$2.3	$17.1	$22.8	$6.4	$29.2
Additions	0.9	0.5	1.4	2.3	0.3	2.6	3.2	0.8	4.0
Amortization	(2.1)	(0.6)	(2.7)	(2.0)	(0.4)	(2.4)	(4.1)	(1.0)	(5.1)
Balance as of March 31, 2020	6.8	4.0	10.8	15.1	2.2	17.3	21.9	6.2	28.1
Additions	0.9	0.4	1.3	2.2	0.3	2.5	3.1	0.7	3.8
Amortization	(2.0)	(0.6)	(2.6)	(2.0)	(0.4)	(2.4)	(4.0)	(1.0)	(5.0)
Balance as of June 30, 2020	5.7	3.8	9.5	15.3	2.1	17.4	21.0	5.9	26.9

The Company recognizes a liability for cash received upfront for IRU contracts. At June 30, 2020 and December 31, 2019, $1.6 million and $1.5 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2020 and December 31, 2019, $26.6 million and $27.1 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Data	$119.7	$119.5	$239.0	$237.0
Video	48.3	51.6	97.0	103.3
Voice	64.1	71.3	132.1	144.7
Other	7.6	8.1	15.4	15.8
Total Entertainment and Communications	239.7	250.5	483.5	500.8
Consulting	47.2	38.1	89.1	77.0
Cloud	20.4	22.8	41.9	47.2
Communications	55.2	48.3	106.4	95.7
Infrastructure Solutions	24.2	31.0	51.9	56.6
Total IT Services and Hardware	147.0	140.2	289.3	276.5
Intersegment revenue	(6.7)	(6.5)	(12.8)	(13.5)
Total revenue	$380.0	$384.2	$760.0	$763.8

The following table presents revenues disaggregated by contract type:

	Three Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Products and Services transferred at a point in time	$5.0	$7.8	$28.7	$34.2	$—	$—	$33.7	$42.0
Products and Services transferred over time	229.7	237.5	116.6	104.7	—	—	346.3	342.2
Intersegment revenue	5.0	5.2	1.7	1.3	(6.7)	(6.5)	—	—
Total revenue	$239.7	$250.5	$147.0	$140.2	$(6.7)	$(6.5)	$380.0	$384.2

	Six Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Products and Services transferred at a point in time	$12.5	$15.9	$59.1	$61.7	$—	$—	$71.6	$77.6
Products and Services transferred over time	461.1	473.7	227.3	212.5	—	—	688.4	686.2
Intersegment revenue	9.9	11.2	2.9	2.3	(12.8)	(13.5)	—	—
Total revenue	$483.5	$500.8	$289.3	$276.5	$(12.8)	$(13.5)	$760.0	$763.8

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2019	$148.1	$12.4	$160.5
Activity during the year:
Currency translations	(2.2)	—	(2.2)
Goodwill, balance as of June 30, 2020	$145.9	$12.4	$158.3

No impairment losses were recognized in goodwill for the three and six months ended June 30, 2020 and 2019.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$139.3	$(33.3)	$106.0	$140.8	$(28.4)	$112.4
Trade names	40.6	(7.5)	33.1	41.3	(6.0)	35.3
Technology	9.7	(2.7)	7.0	9.9	(2.2)	7.7
Total	$189.6	$(43.5)	$146.1	$192.0	$(36.6)	$155.4

(a)	Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.6 million and $7.2 million for the three and six months ended June 30, 2020, respectively. Amortization expense for intangible assets was $3.7 million and $7.3 million for the three and six months ended June 30, 2019, respectively. In addition to amortization expense, the changes in definite-lived intangible assets from December 31, 2019 to June 30, 2020 are due to foreign currency translation. No impairment losses were recognized for the three and six months ended June 30, 2020 and 2019.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended December 31, 2020	$7.2
2021	14.1
2022	13.8
2023	13.4
2024	13.2
Thereafter	84.4
Total	$146.1

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2020	2019
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.0	2.0
Finance lease liabilities	15.5	14.3
Current portion of long-term debt	23.5	22.3
Long-term debt, less current portion:
Receivables Facility	165.5	131.5
Credit Agreement - Revolving Credit Facility	65.0	57.0
Credit Agreement - Tranche B Term Loan due 2024	583.5	586.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	1.6	3.2
Finance lease liabilities	52.7	59.5
	1,953.5	1,922.9
Net unamortized premium	1.2	1.3
Unamortized note issuance costs	(21.0)	(22.9)
Long-term debt, less current portion	1,933.7	1,901.3
Total debt	$1,957.2	$1,923.6

Credit Agreement

The Company had $65.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $135.0 million available for borrowings as of June 30, 2020. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of June 30, 2020, the Company had $165.5 million in borrowings and $12.4 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $1.4 million remaining availability on the total borrowing capacity of $179.3 million. In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was reduced from $225.0 million to $200.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The amendments also added provisions for a successor to LIBOR in the event LIBOR is no longer applicable and made technical changes to account for the continued integration of the Company’s Hawaiian Telcom and OnX acquisitions into the facility. In addition, a provision was added that the LIBOR rate for the Receivables Facility may not fall below 0.75%.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of June 30, 2020, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $15.3 million.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2020	December 31, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$35.2	$35.8
Finance lease assets, net of amortization	Property, plant and equipment, net	31.7	33.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.4	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	32.9	32.1
Total operating lease liabilities		42.3	43.0
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	15.5	14.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	52.7	59.5
Total finance lease liabilities		$68.2	$73.8

.

Supplemental cash flow information related to leases is as follows:

(dollars in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.2	$2.5
Operating cash flows from operating leases	$5.5	$5.6
Financing cash flows from finance leases	$8.5	$5.1
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$5.4	$3.9
New finance leases	$2.4	$10.3

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

As of June 30, 2020, the fair value of the interest rate swaps was $29.3 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.2	$—	$9.2	$—
Interest Rate Swap	Other noncurrent liabilities	$20.1	$—	$20.1	$—

As of December 31, 2019, the fair value of the interest rate swap liability was $19.0 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.7	$—	$5.7	$—
Interest Rate Swap	Other noncurrent liabilities	$13.3	$—	$13.3	$—

The amount of gains (losses) recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Interest Rate Swap	$1.4	$(9.9)	$(10.3)	$(13.7)

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	Statement of Operations Location	2020	2019	2020	2019
Interest Rate Swap	Interest expense	$(2.3)	$(0.2)	$(3.7)	$(0.5)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2020 and December 31, 2019, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2020		December 31, 2019
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,906.4	$1,922.3	$1,867.5	$1,921.5
Other installment financing arrangements	42.5	50.9	43.5	55.5

*	Excludes finance leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2020 and December 31, 2019, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2020, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of June 30, 2020, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In the six months ended June 30, 2020, the defined benefit plan for union employees made lump sum payments of $7.4 million resulting in a reduction of the benefit obligation of $7.4 million. The Company recorded a pension settlement cost of $1.1 million in the three months ended June 30, 2020 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020 and 2019, pension and postretirement costs (benefits) were as follows:

	Three Months Ended June 30,
	2020	2019	2020	2019
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.8	6.0	1.0	1.3
Expected return on plan assets	(7.2)	(7.5)	—	—
Amortization of:
Prior service benefit	—	—	(0.7)	(0.7)
Actuarial loss	4.5	3.4	0.4	0.5
Pension settlement charges	1.1	—	—	—
Pension / postretirement costs	$3.2	$1.9	$0.8	$1.2

	Six Months Ended June 30,
	2020	2019	2020	2019
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	9.6	12.0	1.9	2.5
Expected return on plan assets	(14.5)	(15.3)	—	—
Amortization of:
Prior service benefit	—	—	(1.3)	(1.3)
Actuarial loss	9.0	6.8	0.6	0.9
Pension settlement charges	1.1	—	—	—
Pension / postretirement costs	$5.2	$3.5	$1.4	$2.4

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

For the six months ended June 30, 2020, contributions to the pension plans were $1.9 million and contributions to the postretirement plans were $2.6 million. For the six months ended June 30, 2019, contributions to the pension plans were $2.5 million and contributions to the postretirement plans were $3.4 million.

10.    Restructuring and Severance

Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2019	$2.6	$0.3	$2.9
Charges	15.2	—	15.2
Utilizations	(8.2)	(0.1)	(8.3)
Balance as of March 31, 2020	9.6	0.2	9.8
Charges	0.4	—	0.4
Utilizations	(3.4)	(0.1)	(3.5)
Balance as of June 30, 2020	$6.6	$0.1	$6.7

Restructuring and severance charges recorded in the first and second quarters of 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs. In the first quarter of 2020, the Company finalized a voluntary severance program in Cincinnati and Hawaii for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. As a result, a severance charge of $14.5 million was recorded in the Entertainment and Communications segment.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities will continue through the third quarter of 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2019	$2.4	$0.5	$—	$2.9
Charges	14.8	0.4	—	15.2
Utilizations	(7.6)	(0.7)	—	(8.3)
Balance as of March 31, 2020	9.6	0.2	—	9.8
Charges	—	0.3	0.1	0.4
Utilizations	(3.1)	(0.4)	—	(3.5)
Balance as of June 30, 2020	$6.5	$0.1	$0.1	$6.7

At June 30, 2020 and December 31, 2019, $6.7 million and $2.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

11.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2020 and 2019, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of March 31, 2020	$(148.8)		$(23.7)		$(10.3)	$(182.8)
Remeasurement of benefit obligations	(14.7)		—		—	(14.7)
Reclassifications, net	4.1	(a)	1.7	(b)	—	5.8
Unrealized loss on cash flow hedges arising during the period, net	—		(0.7)	(c)	—	(0.7)
Foreign currency gain	—		—		2.8	2.8
Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)

Balance as of March 31, 2019	$(162.0)		$(6.8)		$(5.5)	$(174.3)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	2.5	(a)	0.2	(b)	—	2.7
Unrealized loss on cash flow hedges arising during the period, net	—		(7.8)	(c)	—	(7.8)
Foreign currency gain	—		—		1.5	1.5
Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(14.7)		—		—	(14.7)
Reclassifications, net	7.3	(a)	2.8	(b)	—	10.1
Unrealized loss on cash flow hedges arising during the period, net	—		(10.8)	(c)	—	(10.8)
Foreign currency loss	—		—		(4.1)	(4.1)
Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)

Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	5.0	(a)	0.4	(b)	—	5.4
Unrealized loss on cash flow hedges arising during the period, net	—		(10.9)	(c)	—	(10.9)
Foreign currency gain	—		—		3.1	3.1
Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019
Revenue
Entertainment and Communications	$239.7	$250.5	$483.5	$500.8
IT Services and Hardware	147.0	140.2	289.3	276.5
Intersegment	(6.7)	(6.5)	(12.8)	(13.5)
Total revenue	$380.0	$384.2	$760.0	$763.8
Intersegment revenue
Entertainment and Communications	$5.0	$5.2	$9.9	$11.2
IT Services and Hardware	1.7	1.3	2.9	2.3
Total intersegment revenue	$6.7	$6.5	$12.8	$13.5
Operating income (loss)
Entertainment and Communications	$30.5	$29.0	$42.6	$53.5
IT Services and Hardware	5.2	1.1	6.9	(5.7)
Corporate	(8.0)	(5.2)	(42.0)	(12.8)
Total operating income	$27.7	$24.9	$7.5	$35.0
Expenditures for long-lived assets
Entertainment and Communications	$42.2	$47.9	$86.6	$99.0
IT Services and Hardware	6.3	6.1	12.8	11.5
Corporate	—	0.1	—	0.1
Total expenditures for long-lived assets	$48.5	$54.1	$99.4	$110.6
Depreciation and amortization
Entertainment and Communications	$64.5	$63.4	$128.4	$126.1
IT Services and Hardware	10.2	10.7	20.5	27.4
Corporate	—	0.1	—	0.1
Total depreciation and amortization	$74.7	$74.2	$148.9	$153.6

(dollars in millions)	June 30, 2020	December 31, 2019
Assets
Entertainment and Communications	$1,801.5	$1,840.0
IT Services and Hardware	452.3	500.7
Corporate and eliminations	340.4	313.1
Total assets	$2,594.2	$2,653.8

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for interim periods may not be indicative of results for the full year or any other interim period.

Pending Acquisition by MIP

On December 21, 2019, the Company entered into an Agreement and Plan of Merger (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. Pursuant to the amended Brookfield Merger Agreement, the Company would be acquired by an affiliate of Brookfield for $14.50 per Common Share.

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

In connection with the termination of the Brookfield Merger Agreement, the Company paid an affiliate of Brookfield a termination fee of $24.8 million in the first quarter of 2020 as required by the terms of the Brookfield Merger Agreement.

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the first half of 2021, although there can be no assurance that the MIP Merger will occur by that date. Upon the closing of the MIP Merger, the Company will cease to be a publicly traded company.

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

Consolidated revenue totaling $380.0 million and $760.0 million for the three months and six months ended June 30, 2020 decreased $4.2 million and $3.8 million, respectively, compared to the same periods in 2019 as growth in the IT Services and Hardware segment was more than offset by declines in the Entertainment and Communications segment. Legacy revenue decreased $10.3 million and $18.8 million, respectively, for the three and six months ended June 30, 2020 compared to the comparable periods in the prior year. Decline in video revenue due to fewer video subscribers and lower nonrecurring revenue due to participation in the Keep Americans Connected pledge (“Pledge”) also contributed to the decline year over year in each of the comparable periods. IT Services and Hardware increased by $6.4 million and $12.2 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year due to revenue growth in the Consulting and Communications practices more than offsetting decreased revenue contributed by the Cloud and Infrastructure Solutions practices. Cloud revenue also declined in the six months ended June 30, 2020 compared to the prior year due to General Electric Company (“GE”) revenue related to certain programs still included in the first quarter of 2019 that did not recur in 2020.

Operating income was $27.7 million for the three months ended June 30, 2020, up $2.8 million compared to the same period in the prior year. The increase in operating income was primarily due to lower selling, general and administrative costs incurred in the second quarter of 2020 compared to the same period in 2019 as a result of cost containment strategies taken to reduce the negative impact of the COVID-19 pandemic on the business. Operating income was $7.5 million for the six months ended June 30, 2020, down $27.5 million compared to the same period in 2019. The decrease in operating income was primarily due to higher transaction and integration charges, including the termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, as well as restructuring and severance related charges related to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $9.4 million for the three months ended June 30, 2020, resulting in a decrease in the loss as compared to the comparable period in 2019 primarily due to the increase in operating income. Loss before income taxes totaled $65.1 million for the six months ended June 30, 2020, higher than the prior year due to the factors impacting operating income.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. While certain parts of the country are starting to ease stay-at-home orders, the current rise in cases may result in restrictions being reinstated. On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The impacts to revenue as a result of these commitments during the three months ended June 30, 2020 included a decline in revenue related to late payment fees and certain other one-time fees. The Pledge expired on June 30, 2020, and the Company has started to communicate with customers with past due accounts in order to facilitate collection of past due balances. The Company is committed to working with customers who are making reasonable efforts to make payments and will not deactivate service without sufficient notification. The IT Services and Hardware segment experienced sequential revenue decline in the second quarter of 2020 compared to the first quarter in the Infrastructure Solutions practice as customers delay one-time projects and hardware purchases due to their own cost containment measures as well as customers migrating to managed services.

The majority of our operations have continued as usual as the services that we provide and the networks we maintain are considered critical by local and state authorities in the geographies in which we operate. The Company started executing its business continuity plan in March and transitioned employees who could execute their work remotely to work from home with little disruption and has implemented additional safety protocols for customer facing employees. In states in which employees are allowed to return to the office, the Company has implemented updated safety policies to ensure the safety of our employees and the customers. As of June 30, 2020, a significant portion of our workforce continues to work from home.

With respect to liquidity, we continue to evaluate and take actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, limiting discretionary spending, significantly reducing non-essential travel until further notice and re-evaluating the timing of capital projects. Additionally, we have leveraged certain benefits included in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, including deferral of 2020 required pension plan contributions to December 31, 2020 and deferral of employer social security tax payments for wage payments subsequent to March 12, 2020 of approximately $5 million each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The programs put in place to manage and reduce expenses mitigated the negative impacts experienced by COVID-19 in the second quarter of 2020 due to revenue loss and incremental spend for personal protective equipment, employee compensation programs and bad debt expense. Management does not believe that the operating results in the first half of 2020 are reflective of the full extent of impacts that may be experienced in the future. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Consolidated Results of Operations

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Entertainment and Communications	$234.7	$245.3	$(10.6)	(4)%	$473.6	$489.6	$(16.0)	(3)%
IT Services and Hardware	145.3	138.9	6.4	5%	286.4	274.2	12.2	4%
Total revenue	$380.0	$384.2	$(4.2)	(1)%	$760.0	$763.8	$(3.8)	0%

Entertainment and Communications revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the decline in Legacy revenue.  In addition to Legacy revenue decline, video revenue declined in each of the comparable periods due to 6,900 fewer subscribers in Cincinnati and 4,100 fewer subscribers in Hawaii as well as decline of certain nonrecurring revenue as a result of the Company suspending late payment fees and reactivation fees as part of the Pledge.

IT Services and Hardware revenue increased for the three and six months ended June 30, 2020 compared to the comparable periods in the prior year due to revenue growth in the Consulting and Communications practices more than offsetting decreases in the Cloud and Infrastructure Solutions practices. In addition, Cloud revenue declined in the six months ended June 30, 2020 compared to the same period in the prior year due to lower revenue contributed by GE of $4.0 million due to GE insourcing certain cloud services. Lower Infrastructure Solutions revenue was recorded in the three and six months ended June 30, 2020 due to a decline in one-time projects and hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.

Operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services and products
Entertainment and Communications	$102.3	$110.8	$(8.5)	(8)%	$208.9	$224.6	$(15.7)	(7)%
IT Services and Hardware	91.1	84.7	6.4	8%	178.2	168.6	9.6	6%
Total cost of services and products	$193.4	$195.5	$(2.1)	(1)%	$387.1	$393.2	$(6.1)	(2)%

Entertainment and Communications costs decreased for the three and six months ended June 30, 2020 compared to the same periods in the prior year due to lower payroll related costs, video content costs and operating taxes. Lower payroll related costs are due to headcount reductions made during restructuring initiatives that were executed in the first quarter of 2020 and throughout 2019.  In addition to restructuring initiatives, payroll related costs declined due to lower healthcare costs and workers compensation benefits. Lower operating taxes are due to the release of sales and use tax reserve in the three and six months ended June 30, 2020 of $1.9 million and $4.2 million, respectively, due to favorable audit results.

IT Services and Hardware costs increased for the three and six months ended June 30, 2020 due to increased payroll related costs, contractor costs, software licensing costs and regulatory fees. The increase in payroll related and contractor costs is associated with resources utilized to support the revenue growth in the Communications and Consulting practices. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$40.8	$45.2	$(4.4)	(10)%	$85.8	$89.7	$(3.9)	(4)%
IT Services and Hardware	35.2	37.5	(2.3)	(6)%	73.3	74.5	(1.2)	(2)%
Corporate	5.3	4.5	0.8	18%	10.2	9.1	1.1	12%
Total selling, general and administrative	$81.3	$87.2	$(5.9)	(7)%	$169.3	$173.3	$(4.0)	(2)%

SG&A costs decreased in both segments in the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business.  Lower payroll related costs also contributed to the decline of SG&A costs in the Entertainment and Communications segment due to lower headcount and healthcare costs. The lower headcount is a result of the restructuring initiatives taken in the first quarter of 2020 and throughout 2019. Decreases in both segments were partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables. Corporate SG&A increased in both comparable periods in 2020 due to the Company no longer qualifying for a payroll tax benefit that was received in 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$64.5	$63.4	$1.1	2%	$128.4	$126.1	$2.3	2%
IT Services and Hardware	10.2	10.7	(0.5)	(5)%	20.5	27.4	(6.9)	(25)%
Corporate	—	0.1	(0.1)	n/m	—	0.1	(0.1)	n/m
Total depreciation and amortization expense	$74.7	$74.2	$0.5	1%	$148.9	$153.6	$(4.7)	(3)%

Entertainment and Communications depreciation and amortization expense increased in the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to assets placed in service in connection with the expansion of our fiber network. The decrease in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$0.4	$1.8	$(1.4)	(78)%	$15.6	$5.1	$10.5	n/m
Transaction and integration costs	2.5	0.6	1.9	n/m	31.6	3.6	28.0	n/m
Total other operating costs	$2.9	$2.4	$0.5	21%	$47.2	$8.7	$38.5	n/m

Restructuring and severance charges recorded in the three and six months ended June 30, 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs. Restructuring and severance charges recorded in the six months ended June 30, 2020 in the Entertainment and Communications segment are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in the three and six months ended June 30, 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continued its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in the second quarter of 2019 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to the termination fee of $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement in the first quarter of 2020. The Company also incurred transaction and integration costs in the three and six months ended June 30, 2020 associated with the MIP Merger Agreement. Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom.

Non-operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-operating costs
Interest expense	$33.5	$34.9	$(1.4)	(4)%	$67.2	$70.0	$(2.8)	(4)%
Other components of pension and postretirement benefit plans expense	3.8	3.0	0.8	27%	6.4	5.6	0.8	14%
Other expense (income), net	(0.2)	0.1	(0.3)	n/m	(1.0)	(0.9)	(0.1)	11%
Income tax benefit	(1.6)	(7.6)	6.0	(79)%	(23.3)	(7.3)	(16.0)	n/m

Interest expense decreased for the three and six months ended June 30, 2020 compared to the same periods in the prior year due to the decrease in LIBOR rates.

Income tax benefit decreased for the three months ended June 30, 2020 compared to the same period in the prior year primarily due to the effect of interest expense limitation recorded in the comparable period, as well as decreased loss before taxes. Income tax benefit increased in the six months ended June 30, 2020 compared to the same period in 2019 due to an increase in the loss before income taxes and several significant discrete items recorded in the first quarter of 2020. During the six months ended June 30, 2020, the Company released $14.5 million of valuation allowances that were previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The CARES Act contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $7.1 million tax effect of nondeductible transaction costs.

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

Entertainment and Communications, continued

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Revenue:
Data	$119.7	$119.5	$0.2	0%	$239.0	$237.0	$2.0	1%
Video	48.3	51.6	(3.3)	(6)%	97.0	103.3	(6.3)	(6)%
Voice	64.1	71.3	(7.2)	(10)%	132.1	144.7	(12.6)	(9)%
Other	7.6	8.1	(0.5)	(6)%	15.4	15.8	(0.4)	(3)%
Total Revenue	239.7	250.5	(10.8)	(4)%	483.5	500.8	(17.3)	(3)%
Operating costs and expenses:
Cost of services and products	103.9	112.0	(8.1)	(7)%	211.9	227.3	(15.4)	(7)%
Selling, general and administrative	40.8	45.2	(4.4)	(10)%	85.8	89.7	(3.9)	(4)%
Depreciation and amortization	64.5	63.4	1.1	2%	128.4	126.1	2.3	2%
Restructuring and severance charges	—	0.9	(0.9)	n/m	14.8	4.2	10.6	n/m
Total operating costs and expenses	209.2	221.5	(12.3)	(6)%	440.9	447.3	(6.4)	(1)%
Operating income	$30.5	$29.0	$1.5	5%	$42.6	$53.5	$(10.9)	(20)%
Operating margin	12.7%	11.6%		1.1 pts	8.8%	10.7%		(1.9) pts
Capital expenditures	$42.2	$47.9	(5.7)	(12)%	$86.6	$99.0	(12.4)	(13)%

	June 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	230.6	210.8	19.8	9%
Internet FTTN*	28.9	34.0	(5.1)	(15)%
Total Fioptics Internet	259.5	244.8	14.7	6%
Video
Video FTTP*	109.7	114.5	(4.8)	(4)%
Video FTTN*	21.4	23.5	(2.1)	(9)%
Total Fioptics Video	131.1	138.0	(6.9)	(5)%
Voice
Fioptics Voice Lines	105.3	108.8	(3.5)	(3)%
Fioptics Units Passed
Units passed FTTP*	489.6	480.1	9.5	2%
Units passed FTTN*	138.6	138.7	(0.1)	0%
Total Fioptics units passed	628.2	618.8	9.4	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,756	4,672	1,084	23%
Legacy
Data
DSL	62.7	67.9	(5.2)	(8)%
Voice
Legacy Voice Lines	186.4	210.3	(23.9)	(11)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	June 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	57.4	53.7	3.7	7%
Internet FTTN*	12.1	13.4	(1.3)	(10)%
Total Consumer / SMB Fiber Internet	69.5	67.1	2.4	4%
Video
Video FTTP*	31.0	33.0	(2.0)	(6)%
Video FTTN*	11.8	13.9	(2.1)	(15)%
Total Consumer / SMB Fiber Video	42.8	46.9	(4.1)	(9)%
Voice
Consumer / SMB Fiber Voice Lines	29.9	30.1	(0.2)	(1)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	176.2	169.2	7.0	4%
Units passed FTTN*	72.5	72.9	(0.4)	(1)%
Total Consumer / SMB Fiber units passed	248.7	242.1	6.6	3%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,691	2,924	767	26%
Legacy
Data
DSL	40.3	45.7	(5.4)	(12)%
Voice
Legacy Voice Lines	165.1	187.6	(22.5)	(12)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended June 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$42.1	$8.9	$51.0	$38.8	$7.9	$46.7
Video	38.8	9.5	48.3	40.6	11.0	51.6
Voice	7.2	2.7	9.9	9.2	2.7	11.9
Other	0.4	0.2	0.6	0.4	0.1	0.5
	88.5	21.3	109.8	89.0	21.7	110.7
Enterprise Fiber
Data	21.7	10.0	31.7	21.1	10.2	31.3
Legacy
Data	23.8	13.2	37.0	26.3	15.2	41.5
Voice	28.3	25.9	54.2	31.8	27.6	59.4
Other	3.0	4.0	7.0	3.5	4.1	7.6
	55.1	43.1	98.2	61.6	46.9	108.5
Total Entertainment and Communications revenue	$165.3	$74.4	$239.7	$171.7	$78.8	$250.5

	Six Months Ended June 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$83.0	$17.4	$100.4	$76.2	$15.8	$92.0
Video	77.6	19.4	97.0	80.8	22.5	103.3
Voice	16.1	5.4	21.5	18.4	5.5	23.9
Other	0.7	0.4	1.1	0.7	0.3	1.0
	177.4	42.6	220.0	176.1	44.1	220.2
Enterprise Fiber
Data	42.9	20.4	63.3	42.2	19.4	61.6
Legacy
Data	48.2	27.1	75.3	52.3	31.1	83.4
Voice	57.8	52.8	110.6	64.8	56.0	120.8
Other	6.2	8.1	14.3	7.0	7.8	14.8
	112.2	88.0	200.2	124.1	94.9	219.0
Total Entertainment and Communications revenue	$332.5	$151.0	$483.5	$342.4	$158.4	$500.8

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue decreased by $0.9 million for the three months ended June 30, 2020 compared to the same period in the prior year as the decline in video and voice subscribers as well as decline of non-recurring revenue due to COVID-19 and the Company’s participation in the Pledge more than offset the increase related to the subscriber base for internet. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months ended June 30, 2020 increased for internet in both Cincinnati and Hawaii by 4% and 6%, respectively, as compared to the same period in 2019. ARPU increases are related to price increases for internet.

Consumer/SMB Fiber revenue was nearly flat for the six months ended June 30, 2020 compared to the same period in 2019 as the decline in video and voice subscribers and certain nonrecurring revenue was offset by the increase related to the subscriber base for internet. ARPU for the six months ended June 30, 2020 increased for internet in both Cincinnati and Hawaii by 4% and 5%, respectively, as compared to the same period in 2019.

Enterprise Fiber

Enterprise Fiber revenue increased $0.4 million and $1.7 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019 as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 23% and 26% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. The increase to revenue from additional customers is offset by pricing pressures.

Legacy

Legacy revenue decreased for the three and six months ended June 30, 2020 compared to the same periods in the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 11% and 12% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 8% and 12% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2020 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products decreased $8.1 million and $15.4 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year due primarily to decreases in payroll related costs, video content costs and operating taxes. Payroll related costs decreased $1.7 million and $2.9 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year due to reduced headcount as a result of the restructuring that took place in the first quarter of 2020 and throughout 2019 as well as lower healthcare and workers compensation costs in the second quarter of 2020. Video content costs decreased by $1.4 million and $4.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year as a result of decreased subscribers. Lower operating taxes are due to favorable audit results that resulted in a nonrecurring benefit of $1.9 million for the three months ended June 30, 2020 and $4.2 million for the six months ended June 30, 2020. In addition, contract services decreased by $1.1 million for the six months ended June 30, 2020 primarily driven by savings realized in the first quarter of 2020 associated with the Company’s off-shore call center. The year over year savings were realized due to the Cincinnati-based call center handling higher than normal call volumes as a result of shelter-in-place orders in the country in which our third-party provider operates. Call volumes normalized in the second quarter of 2020 at each of the call center locations.

SG&A expenses decreased $4.4 million and $3.9 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019. The decreases are primarily related to lower payroll related costs as a result of restructuring initiatives and lower healthcare costs in addition to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. These decreases were partially offset by an increase to bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables.

Depreciation and amortization increased in the three and six months ended June 30, 2020 compared to the same periods in the prior year primarily due to assets placed in service in connection with the expansion of our fiber network.

Restructuring and severance charges recorded in the six months ended June 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in the three and six months ended June 30, 2019 were related to a severance program for certain management employees as the Company continued its efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom.

Entertainment and Communications, continued

Capital Expenditures

	Three Months Ended June 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$4.7	$2.6	$7.3	$7.4	$1.6	$9.0
Installation	7.8	3.5	11.3	14.6	4.0	18.6
Other	3.4	—	3.4	2.5	0.6	3.1
Total Consumer / SMB Fiber	15.9	6.1	22.0	24.5	6.2	30.7
Enterprise Fiber	1.8	2.8	4.6	1.3	1.6	2.9
Other	9.1	6.5	15.6	8.3	6.0	14.3
Total Entertainment and Communications capital expenditures	$26.8	$15.4	$42.2	$34.1	$13.8	$47.9

	Six Months Ended June 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$8.0	$5.4	$13.4	$16.6	$3.8	$20.4
Installation	16.7	7.2	23.9	26.1	8.1	34.2
Other	4.5	0.1	4.6	4.3	1.3	5.6
Total Consumer / SMB Fiber	29.2	12.7	41.9	47.0	13.2	60.2
Enterprise Fiber	4.4	5.5	9.9	3.5	3.3	6.8
Other	17.0	17.8	34.8	14.4	17.6	32.0
Total Entertainment and Communications capital expenditures	$50.6	$36.0	$86.6	$64.9	$34.1	$99.0
*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the second quarter of 2020, we passed an additional 3,000 FTTP addresses in Cincinnati. As of June 30, 2020, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 628,200 residential and commercial addresses, or 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures decreased $2.7 million and $8.6 million in the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 due to passing fewer addresses in 2020 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three and six months ended June 30, 2020, Cincinnati installation capital expenditures decreased $6.8 million and $9.4 million compared to the same periods in 2019 primarily due to lower volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $1.0 million and $1.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year due to building out 1,300 new addresses in the second quarter of 2020, primarily in rural areas and on the neighbor islands, and 2,300 new addresses in the six months ended June 30, 2020. Hawaii installation capital expenditures decreased $0.5 million and $0.9 million in the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019 primarily due to less high-speed internet installations. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Revenue:
Consulting	$47.2	$38.1	$9.1	24%	$89.1	$77.0	$12.1	16%
Cloud	20.4	22.8	(2.4)	(11)%	41.9	47.2	(5.3)	(11)%
Communications	55.2	48.3	6.9	14%	106.4	95.7	10.7	11%
Infrastructure Solutions	24.2	31.0	(6.8)	(22)%	51.9	56.6	(4.7)	(8)%
Total revenue	147.0	140.2	6.8	5%	289.3	276.5	12.8	5%
Operating costs and expenses:
Cost of services and products	95.9	89.7	6.2	7%	187.5	178.9	8.6	5%
Selling, general and administrative	35.4	37.8	(2.4)	(6)%	73.7	75.0	(1.3)	(2)%
Depreciation and amortization	10.2	10.7	(0.5)	(5)%	20.5	27.4	(6.9)	(25)%
Restructuring and severance related charges	0.3	0.9	(0.6)	(67)%	0.7	0.9	(0.2)	(22)%
Total operating costs and expenses	141.8	139.1	2.7	2%	282.4	282.2	0.2	0%
Operating income (loss)	$5.2	$1.1	$4.1	n/m	$6.9	$(5.7)	$12.6	n/m
Operating margin	3.5%	0.8%		2.7 pts	2.4%	(2.1)%		4.5 pts
Capital expenditures	$6.3	$6.1	$0.2	3%	$12.8	$11.5	$1.3	11%

	June 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Consulting
Billable Resources	1,305	1,039	266	26%

Communications
NaaS Locations	5,048	2,988	2,060	69%
SD - WAN Locations	2,575	1,743	832	48%
Hosted UCaaS Profiles*	276,360	254,679	21,681	9%

*	Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $6.8 million and $12.8 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year. Communications and Consulting revenue are the main contributors to this revenue increase in 2020. Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD - WAN locations. In addition, Communications revenue was favorably impacted as certain customers required additional services to mitigate the issues caused by the COVID-19 pandemic on their businesses. The decline in legacy communications revenue and one-time Communications projects partially offset these increases. Consulting revenue increased due to obtaining new projects throughout 2019 which continue to bill in 2020. These increases were partially offset by decreases in Cloud and Infrastructure Solutions revenue in the three and six months ended June 30, 2020 compared to the comparable periods in 2019. Cloud revenue decreased due to less revenue generated from one-time projects in addition to lower revenue contributed by GE of $4.0 million in the six months ended June 30, 2020 compared to the prior year due to GE insourcing certain cloud services. Infrastructure Solutions revenue decreased due to a decline in one-time projects and hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $6.2 million and $8.6 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. The increase in payroll related costs and contractor costs is due to additional headcount to support the growth in the Communications and Consulting practices. As a result of the consulting projects obtained in 2019, billable resources increased 266 compared to June 30, 2019. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses decreased $2.4 million and $1.3 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019. The decreases are primarily related to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. This was partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables. In addition, employee contract termination costs incurred in the first quarter of 2020 partially offset the decrease in the six months ended June 30, 2020 compared to the same period in the prior year.

Depreciation and amortization expenses decreased $0.5 million and $6.9 million for the three months and six months ended June 30, 2020, respectively, as compared to the same periods in the prior year due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019 and were fully depreciated as of December 31, 2019.

Restructuring and severance related charges decreased $0.6 million and $0.2 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Restructuring and severance related charges recorded in the three and six months ended June 30, 2020 and 2019 are associated with initiatives to reduce and contain costs. In addition, restructuring and severance related charges recorded in the second quarter of 2019 are related to insourcing initiatives by one of our significant customers.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three and six months ended June 30, 2020, were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $1.0 million for implementation work associated with internal software projects in the six months ended June 30, 2020.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2020, the Company had $1,957.2 million of outstanding indebtedness and an accumulated deficit of $2,817.8 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $73.6 million and $118.8 million of cash flows from operations during the six months ended June 30, 2020 and 2019, respectively. As of June 30, the Company had $143.4 million of short-term liquidity, comprised of $7.0 million of cash and cash equivalents, $135.0 million of undrawn capacity on our Revolving Credit Facility, and $1.4 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $200.0 million and is subject to annual renewal. As of June 30, 2020, the Company had borrowings of $165.5 million and $12.4 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $179.3 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

As of June 30, 2020, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2020 totaled $73.6 million, a decrease of $45.2 million compared to the same period in 2019. The decrease is due primarily to increased transaction and termination costs and increased cash outflow due to working capital compared to the same period in the prior year. This is partially due to increased days sale outstanding due to COVID-19 and the Pledge.

Cash flows used in investing activities during the six months ended June 30, 2020 totaled $101.1 million, a decrease of $9.5 million compared to the same period in 2019 due to the decrease in capital expenditures.

Cash flows provided by financing activities during the six months ended June 30, 2020 totaled $23.2 million as compared to cash used in financing activities of $14.4 million during the same period in the prior year. In the six months ended June 30, 2020, the Company borrowed $34.0 million and $8.0 million on the Receivables Facility and Revolving Credit Facility, respectively. In the six months ended June 30, 2019, the Company borrowed $35.0 million on the Revolving Credit Facility and repaid $33.5 million on the Receivables Facility.

In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023. Capacity on the AR facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables, therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. Management is continuously monitoring liquidity to ensure sufficient cash is available.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of June 30, 2020.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of June 30, 2020, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Universal Service

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program. The funds will be awarded via two reverse auctions. In June 2020, the FCC released the procedures and set the date for the Phase I auction. During the Phase I auction, which is scheduled to begin October 29, 2020, the FCC will award up to $16.0 billion. Cincinnati Bell Inc. has filed an application to participate in the Phase I auction. The remaining $4.4 billion plus any funds not awarded during Phase I will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available. The Order also extended the current price cap CAF II support for an additional year (through 2021). CBT and Hawaiian Telcom have the opportunity to accept the seventh year of CAF II support.

Special Access/Business Data Services

The deadline for detariffing of price cap carrier Business Data Services (“BDS”) as mandated by the FCC’s 2017 BDS Report and Order is August 1, 2020. By that date, all price cap carriers must remove from their federal tariffs all packet-based services, Ethernet services, TDM services above the DS3 level, DS1 and DS3 transport services, and DS1 and DS3 services provided to end users within counties the FCC has determined are competitive. Hawaiian Telcom detariffed all of these services in late 2017 and early 2018 for all counties within Hawaii, whereas CBT chose to maintain its tariffs for these services during this permissive tariffing period. However, effective August 1, 2020, CBT will eliminate its tariffs for all of these services except for DS1 and DS3 end user services in the two counties that the FCC has determined are non-competitive. Nearly all of the Company’s current federally tariffed BDS revenue is derived from the competitive counties that are subject to the detariffing mandate.

Keep Americans Connected Pledge

On March 13, 2020, in response to the COVID-19 pandemic, FCC Chairman Pai called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. To ensure that Americans do not lose their broadband or telephone connectivity during this outbreak, he asked the service providers to take the Keep Americans Connected pledge. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge under which it commits that for the next 60 days, it will (1) not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (2) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (3) open its Wi-Fi hotspots to any American who needs them. Chairman Pai later called on companies to extend the pledge through June 30, 2020, which Cincinnati Bell and all of its affiliates agreed to do.

Citizens Band Radio Service Spectrum Auction

In February 2020, the FCC set the procedures for the auction of over 22,000 county-sized Priority Access Licenses (“PALs”) in the 3550-3650 MHz portion of the Citizens Band Radio Service (“CBRS”) 3.5 GHz spectrum band. This auction, which is designated as Auction 105, was originally scheduled to commence on June 25, 2020. However, due to the COVID-19 pandemic, the FCC delayed the starting date to July 23, 2020. This auction will offer up to seven PALs in each county-based license area, for a total of 22,631 PALs nationwide. Each PAL will consist of a 10-megahertz unpaired channel in the 3.55-3.65 GHz band. Cincinnati Bell Inc. filed an application to participate in Auction 105 and was identified by the FCC as a qualified bidder on July 1, 2020.

Refer to the Company’s Annual Report on Form 10-K for the year ended 2019 for a complete description of regulatory matters.

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

Future Operating Trends

Refer to the Company’s Annual Report on Form 10-K for the year ended 2019 for a complete description of future operating trends for our business.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2020, including the continuation of employees working remotely that started mid-March in response to the COVID-19 pandemic. Management has concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2020 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

In the United States and in other countries and regions where we have a significant employee presence, facilities or critical operations, the outbreak of COVID-19 has impacted our ability to manage day-to-day operations and service our customers and has increased our costs of operations and resulted in, among other things, loss of revenue. For example, we have implemented corporate and personal travel restrictions for employees and vendors, cancelled events and enabled work-from-home for many employees by equipping them to safely support customers remotely. We have also implemented additional safety measures for our retail stores and field operations teams. Additionally, we have been required to temporarily close or reduce operations at some of our retail locations, facilities and customer call centers. Retail locations inside malls were closed temporarily, but reopened in June 2020 as stay-at-home orders began to ease in Ohio.  Retail locations that remain open continue to have reduced hours of operation. As a result of travel restrictions enacted by local government, our third-party off-shore call center was forced to reduce its hours of operation for several weeks, resulting in longer than normal hold times during that period. The call centers that support the Cincinnati market returned to normal hours of operation on April 28, 2020. Due to stay-at-home orders easing in the primary markets in which the Company operates, operations have normalized as of the date of this filing, but we may be required to temporarily close or reduce operations at more of or all of our retail locations, facilities or call centers again if there is a resurgence of COVID-19 in the markets in which we operate. The foregoing effects, and other effects of COVID-19, may continue for an unknown period of time.

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

The Company generates a substantial portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii.  An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state. The impact of COVID-19 on the Hawaiian Islands has been, and could continue to be, more significant than in other geographies due to reliance on tourism by many businesses and reductions in tourism due to social distancing measures, self-quarantine requirements for visitors and recommendations of federal, state and local governments.

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

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues, including national security and law enforcement issues that could result in significant changes to the business conditions in the telecommunications industry. On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses, or deny or condition approval of new licenses and license transfers. It is not possible for the Company to determine whether it may be subject to a proceeding to revoke or modify its existing licenses or predict the outcome of a review of new license or transfer applications by the Committee in the future. A review of existing licenses and/or a review of new licenses and transfers by the Committee may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

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

We have suppliers around the world, including in China, the United States and other countries where cases of COVID-19 have been reported and are continuing to spread. As a result, the COVID-19 pandemic may result in shortages, price increases or delays to the delivery of materials. We could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

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

Completion of the MIP Merger is subject to customary closing conditions, including (1) the absence of an order, injunction or law prohibiting the MIP Merger, (2) the expiration or early termination of the waiting period (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) approval of the MIP Merger by the Committee on Foreign Investment in the United States under Section 721 of the Defense Production Act of 1950, as amended and (4) certain FCC consents and state regulatory consents required in connection with the MIP Merger shall have been obtained, shall not be subject to agency reconsideration or judicial review, and the time for any person to petition for agency reconsideration or judicial review shall have expired. On April 4, 2020, the President of the United States issued Executive Order No. 13913 Establishing the Committee, which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify of existing licenses, or deny or condition approval of new licenses and license transfers. It is likely that the MIP Merger will be reviewed by the Committee. At this time, it not possible for the Company to predict the outcome of a review of the MIP Merger by this new Committee and whether the Committee may condition approval of the MIP Merger to any specific mitigation arrangement or other conditions. Any such arrangement may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

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

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity. The COVID-19 pandemic has resulted in an economic downturn, including increased unemployment and a decrease in consumer and commercial activity, that may continue for an extended period of time. The Company’s primary source of cash is customer collections. As a result of current adverse economic conditions and uncertainty relating to the COVID-19 pandemic, some customers have canceled or requested discounts on future contracted services or have had difficulty paying their accounts receivable. Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen. In response to the negative economic impacts of the COVID-19 pandemic, the Company has pledged to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by COVID-19 and to waive any late fees that any residential or small business customers would incur because of economic circumstances related to COVID-19. This pledge has resulted and could continue to result in lower revenues, and has resulted, and could continue to result, in increases in the allowance for doubtful accounts due to future collection risk, which has negatively affected our results of operations and could continue to negatively affect our results of operations in the future. Furthermore, the sales cycle has been lengthened, and could be further lengthened, due to business customers slowing spending and/or delaying decision-making on the Company’s products and services, which has adversely affected, and could further adversely affect, revenues. Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company. If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2020, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the six months ended June 30, 2020.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 13, 2020, by and among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc.	8-K	3/13/2020	2.1	1-8519
3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Amended and Restated Regulations of Cincinnati Bell Inc.	10-Q	8/8/2018	3.3	1-8519
4.1	Sixth Supplemental Indenture, dated as of July 2, 2020, among Cincinnati Bell Inc., as Issuer, each subsidiary of the Issuer identified as a Guarantor, and Regions Bank, as Trustee.	8-K	7/6/2020	4.1	1-8519

4.2	Second Supplemental Indenture, dated as of July 2, 2020, among Cincinnati Bell Inc., as Issuer, each subsidiary of the Issuer identified as a Guarantor, and Regions Bank, as Trustee.	8-K	7/6/2020	4.2	1-8519

10.1	Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer.	8-K	5/7/2020	99.1	1-8519
10.2	Third Amendment to the Receivables Financing Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent.	8-K	5/7/2020	99.2	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	August 6, 2020	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	August 6, 2020	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer