Form 10-Q
period 2020-09-30
CINCINNATI BELL INC
filed 2020-11-05
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Securities Registered Pursuant to Section 12(b) of the Act:

At October 31, 2020, there were 50,680,605 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$389.5	$382.5	$1,149.5	$1,146.3

Costs and expenses
Cost of services and products, excluding items below	203.9	194.7	591.0	587.9
Selling, general and administrative, excluding items below	86.0	88.0	255.3	261.3
Depreciation and amortization	71.9	75.5	220.8	229.1
Restructuring and severance related charges	0.8	1.3	16.4	6.4
Transaction and integration costs	2.2	0.2	33.8	3.8
Total operating costs and expenses	364.8	359.7	1,117.3	1,088.5
Operating income	24.7	22.8	32.2	57.8
Interest expense	33.4	35.0	100.6	105.0
Other components of pension and postretirement benefit plans expense	2.6	2.8	9.0	8.4
Other (income) expense, net	(0.2)	0.5	(1.2)	(0.4)
Loss before income taxes	(11.1)	(15.5)	(76.2)	(55.2)
Income tax benefit	(2.9)	(1.9)	(26.2)	(9.2)
Net loss	(8.2)	(13.6)	(50.0)	(46.0)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net loss applicable to common shareowners	$(10.8)	$(16.2)	$(57.8)	$(53.8)

Basic and diluted net loss per common share	$(0.21)	$(0.32)	$(1.14)	$(1.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8.2)	$(13.6)	$(50.0)	$(46.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.0	(1.0)	(2.1)	2.1
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($0.1), $(0.9), ($3.3), ($4.2)	(0.5)	(3.0)	(11.3)	(13.9)
Reclassification adjustment for net losses included in net income, net of tax of $0.5, $0.2, $1.4, $0.3	1.8	0.4	4.6	0.8
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $1.0, ($3.4), $0.0	3.2	—	(11.5)	0.1
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.2), ($0.4), ($0.5)	(0.5)	(0.4)	(1.5)	(1.4)
Amortization of net actuarial loss included in net income, net of tax of $1.1, $1.0, $3.3, $2.7	3.7	2.9	11.1	8.9
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.2	—	—	0.9	—
Total other comprehensive income (loss)	9.7	(1.1)	(9.8)	(3.4)
Total comprehensive income (loss)	$1.5	$(14.7)	$(59.8)	$(49.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)
Net loss	—	—	—	—	—	(8.2)	—	(8.2)
Other comprehensive income	—	—	—	—	—	—	9.7	9.7
Stock-based compensation	—	—	—	—	1.2	—	—	1.2
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at September 30, 2020	3.1	$129.4	50.7	$0.5	$2,671.5	$(2,826.0)	$(179.9)	$(204.5)

Balance at June 30, 2019	3.1	$129.4	50.4	$0.5	$2,677.4	$(2,741.8)	$(177.8)	$(112.3)
Net loss	—	—	—	—	—	(13.6)	—	(13.6)
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)
Stock-based compensation	—	—	—	—	2.0	—	—	2.0
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at September 30, 2019	3.1	$129.4	50.4	$0.5	$2,676.8	$(2,755.4)	$(178.9)	$(127.6)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(50.0)	—	(50.0)
Other comprehensive loss	—	—	—	—	—	—	(9.8)	(9.8)
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	4.2	—	—	4.2
Dividends on preferred stock	—	—	—	—	(7.8)	—	—	(7.8)
Balance at September 30, 2020	3.1	$129.4	50.7	$0.5	$2,671.5	$(2,826.0)	$(179.9)	$(204.5)

Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(46.0)	—	(46.0)
Other comprehensive loss	—	—	—	—	—	—	(3.4)	(3.4)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	5.4	—	—	5.4
Dividends on preferred stock	—	—	—	—	(7.8)	—	—	(7.8)
Balance at September 30, 2019	3.1	$129.4	50.4	$0.5	$2,676.8	$(2,755.4)	$(178.9)	$(127.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$8.8	$11.6
Receivables, less allowances of $20.2 and $14.3	280.1	307.7
Inventory, materials and supplies	28.7	44.6
Prepaid expenses	30.8	28.3
Other current assets	13.2	11.6
Total current assets	361.6	403.8
Property, plant and equipment, net	1,732.5	1,780.8
Operating lease right-of-use assets	34.1	35.8
Goodwill	159.3	160.5
Intangible assets, net	143.4	155.4
Deferred income tax assets	86.2	59.3
Other noncurrent assets	46.7	58.2
Total assets	$2,563.8	$2,653.8
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$21.6	$22.3
Accounts payable	223.6	284.6
Unearned revenue and customer deposits	50.3	59.1
Accrued taxes	20.4	29.1
Accrued interest	24.5	26.8
Accrued payroll and benefits	62.8	49.0
Other current liabilities	46.9	52.6
Total current liabilities	450.1	523.5
Long-term debt, less current portion	1,936.4	1,901.3
Operating lease liabilities	30.9	32.1
Pension and postretirement benefit obligations	216.9	215.5
Pole license agreement obligation	37.1	38.0
Deferred income tax liability	10.8	11.7
Other noncurrent liabilities	86.1	71.7
Total liabilities	2,768.3	2,793.8
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at September 30, 2020 and December 31, 2019; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,680,605 and 50,420,700 shares issued and outstanding at September 30, 2020 and December 31, 2019	0.5	0.5
Additional paid-in capital	2,671.5	2,676.2
Accumulated deficit	(2,826.0)	(2,776.0)
Accumulated other comprehensive loss	(179.9)	(170.1)
Total shareowners’ deficit	(204.5)	(140.0)
Total liabilities and shareowners’ deficit	$2,563.8	$2,653.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(50.0)	$(46.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220.8	229.1
Provision for loss on receivables	11.6	9.1
Noncash portion of interest expense	4.1	4.8
Deferred income taxes	(26.4)	(8.4)
Pension and other postretirement payments less than (in excess of) expense	0.3	(0.2)
Stock-based compensation	4.2	5.4
Other, net	(0.7)	(3.4)
Changes in operating assets and liabilities:
Decrease in receivables	14.8	82.4
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	12.2	(0.6)
Decrease in accounts payable	(56.6)	(76.4)
Decrease in accrued and other current liabilities	(12.2)	(12.1)
Decrease in other noncurrent assets	9.9	7.7
Increase (decrease) in other noncurrent liabilities	6.9	(2.5)
Net cash provided by operating activities	138.9	188.9
Cash flows from investing activities
Capital expenditures	(159.2)	(167.3)
Other, net	(1.6)	0.3
Net cash used in investing activities	(160.8)	(167.0)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	48.0	(8.1)
Repayment of debt	(19.3)	(13.4)
Debt issuance costs	(0.5)	(0.8)
Dividends paid on preferred stock	(7.8)	(7.8)
Other, net	(1.1)	(0.8)
Net cash provided by (used in) financing activities	19.3	(30.9)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net decrease in cash and cash equivalents	(2.8)	(8.9)
Cash and cash equivalents at beginning of period	11.6	15.4
Cash and cash equivalents at end of period	$8.8	$6.5
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$4.0	$13.4
Acquisition of property on account	$23.7	$26.1

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

The Company has receivables with one customer, Verizon Communications Inc., which make up 11% and 25% of the outstanding accounts receivable balance at September 30, 2020 and December 31, 2019, respectively. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and nine months ended September 30, 2020 and 2019.

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

The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or any other interim period.

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

On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected pledge (“Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The Pledge expired on June 30, 2020 and beginning in July, the Company started initial communications to collect amounts that were past due and reinstated our standard collection practices. In accordance with regulatory orders in Hawaii, the Pledge has continued to be honored for certain regulated services through the date of this filing. As of September 30, 2020, our allowance for credit losses considered the current and potential future impacts caused by COVID-19 on each of the segments based on available information to date. It is reasonably possible that, as the economic factors and impacts of COVID-19 continue to evolve and the full impact of not terminating service is identified, the estimate could change and the effect could be material. While the stay at home orders have eased in certain markets, social distancing mandates communicated by the local, state and federal governments continue to impact how businesses must now operate and ultimately if they can remain open. With the exception of the incremental increase to the allowance for doubtful accounts, the Company is not aware of any other specific events or circumstances that would require updates to the Company’s estimates and judgements, or revisions to the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained, and such change requires an update in the consolidated financial statements. Actual results could differ from those estimates and any such differences may be material to the financial statements.

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date income/loss plus or minus the tax effects of discrete items. Since the Company is reporting a net loss before tax, the Company’s estimated annual effective tax rate is lower than statutory rates as a result of permanent items such as meals and entertainment expenses that are not fully deductible for tax. The net effect of several discrete items recorded increased the tax benefit in the nine months ended September 30, 2020. Most significantly, the Company released valuation allowances of $15.3 million during the nine months ended September 30, 2020, which were previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The release of these valuation allowances was driven by the enactment of the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, which contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $7.6 million tax effect of nondeductible transaction costs.

Operating taxes — The Company elected to record certain operating taxes such as property, sales, use, and gross receipts taxes including telecommunications surcharges as expenses, primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as either property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. During the three and nine months ended September 30, 2020, the Company had net releases of $0.3 million and $4.7 million, respectively, of sales and use tax reserve due primarily to favorable audit results. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. In addition, the ASU increases information related to disclosures for convertible instruments and aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating our contracts and the optional expedients provided by the new standard.

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

2.    Earnings Per Common Share

Basic EPS is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans or conversion of preferred stock, but only to the extent that they are considered dilutive.

The following table shows the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net loss	$(8.2)	$(13.6)	$(50.0)	$(46.0)
Preferred stock dividends	2.6	2.6	7.8	7.8
Net loss applicable to common shareowners - basic and diluted	$(10.8)	$(16.2)	$(57.8)	$(53.8)
Denominator:
Weighted average common shares outstanding - basic	50.7	50.4	50.6	50.4
Stock-based compensation arrangements	—	—	—	—
Weighted average common shares outstanding - diluted	50.7	50.4	50.6	50.4
Basic and diluted net loss per common share	$(0.21)	$(0.32)	$(1.14)	$(1.07)

For the three and nine months ended September 30, 2020 and 2019, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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

4.    Revenue

The Entertainment and Communications segment provides products and services to both residential and commercial customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB in Hawaii (collectively, "Consumer/SMB"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB and Legacy revenue includes both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the trans-Pacific submarine cable ("SEA-US").

Residential customers have implied month-to-month contracts. Commercial customers, with the exception of contracts associated with the SEA-US, typically have contracts with a duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US typically range from 15 to 25 years, and payment is prepaid.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 120 days. Subsequent to the acquisition of Hawaiian Telcom Holdco., Inc. ("Hawaiian Telcom"), the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are primarily associated with the SEA-US. The IRU contracts typically have a duration ranging from 15 to 25 years.

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

As of September 30, 2020, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $35.5 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Three months ended December 31, 2020	$0.8
2021	2.5
2022	2.6
2023	2.5
2024	2.6
Thereafter	24.5

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2019	$8.0	$4.1	$12.1	$14.8	$2.3	$17.1	$22.8	$6.4	$29.2
Additions	0.9	0.5	1.4	2.3	0.3	2.6	3.2	0.8	4.0
Amortization	(2.1)	(0.6)	(2.7)	(2.0)	(0.4)	(2.4)	(4.1)	(1.0)	(5.1)
Balance as of March 31, 2020	6.8	4.0	10.8	15.1	2.2	17.3	21.9	6.2	28.1
Additions	0.9	0.4	1.3	2.2	0.3	2.5	3.1	0.7	3.8
Amortization	(2.0)	(0.6)	(2.6)	(2.0)	(0.4)	(2.4)	(4.0)	(1.0)	(5.0)
Balance as of June 30, 2020	5.7	3.8	9.5	15.3	2.1	17.4	21.0	5.9	26.9
Additions	0.9	0.6	1.5	2.3	0.1	2.4	3.2	0.7	3.9
Amortization	(2.0)	(0.6)	(2.6)	(2.1)	(0.3)	(2.4)	(4.1)	(0.9)	(5.0)
Balance as of September 30, 2020	4.6	3.8	8.4	15.5	1.9	17.4	20.1	5.7	25.8

The Company recognizes a liability for cash received upfront for IRU contracts. At September 30, 2020 and December 31, 2019, $1.6 million and $1.5 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2020 and December 31, 2019, $26.6 million and $27.1 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Data	$119.8	$119.5	$358.8	$356.5
Video	48.1	50.2	145.1	153.5
Voice	65.5	70.7	197.6	215.4
Other	7.6	8.1	23.0	23.9
Total Entertainment and Communications	241.0	248.5	724.5	749.3
Consulting	49.4	37.6	138.5	114.6
Cloud	21.1	22.6	63.0	69.8
Communications	53.9	51.3	160.3	147.0
Infrastructure Solutions	30.8	29.0	82.7	85.6
Total IT Services and Hardware	155.2	140.5	444.5	417.0
Intersegment revenue	(6.7)	(6.5)	(19.5)	(20.0)
Total revenue	$389.5	$382.5	$1,149.5	$1,146.3

The following table presents revenues disaggregated by contract type:

	Three Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Products and Services transferred at a point in time	$6.6	$7.7	$34.1	$33.5	$—	$—	$40.7	$41.2
Products and Services transferred over time	229.5	235.5	119.3	105.8	—	—	348.8	341.3
Intersegment revenue	4.9	5.3	1.8	1.2	(6.7)	(6.5)	—	—
Total revenue	$241.0	$248.5	$155.2	$140.5	$(6.7)	$(6.5)	$389.5	$382.5

	Nine Months Ended September 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Products and Services transferred at a point in time	$19.1	$23.6	$93.2	$95.2	$—	$—	$112.3	$118.8
Products and Services transferred over time	690.6	709.2	346.6	318.3	—	—	1,037.2	1,027.5
Intersegment revenue	14.8	16.5	4.7	3.5	(19.5)	(20.0)	—	—
Total revenue	$724.5	$749.3	$444.5	$417.0	$(19.5)	$(20.0)	$1,149.5	$1,146.3

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2019	$148.1	$12.4	$160.5
Activity during the year:
Currency translations	(1.2)	—	(1.2)
Goodwill, balance as of September 30, 2020	$146.9	$12.4	$159.3

No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2020 and 2019.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount (a)	Amortization	Amount	Amount (a)	Amortization	Amount
Customer relationships	$140.0	$(36.0)	$104.0	$140.8	$(28.4)	$112.4
Trade names	40.9	(8.4)	32.5	41.3	(6.0)	35.3
Technology	9.8	(2.9)	6.9	9.9	(2.2)	7.7
Total	$190.7	$(47.3)	$143.4	$192.0	$(36.6)	$155.4

(a)	Change in gross carrying amounts is due to foreign currency translation on certain intangible assets.

Amortization expense for intangible assets was $3.6 million and $10.8 million for the three and nine months ended September 30, 2020, respectively. Amortization expense for intangible assets was $3.7 million and $11.0 million for the three and nine months ended September 30, 2019, respectively. In addition to amortization expense, the changes in definite-lived intangible assets from December 31, 2019 to September 30, 2020 are due to foreign currency translation. No impairment losses were recognized for the three and nine months ended September 30, 2020 and 2019.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2020	$3.6
2021	14.1
2022	13.9
2023	13.5
2024	13.3
Thereafter	85.0
Total	$143.4

During the third quarter of 2020, the Company participated in Auction 105 conducted by the FCC for Priority Access Licenses of the Citizens Band Radio Service Spectrum (“CBRS”). In September 2020, the FCC announced that the Company was the winning bidder of 56 wireless spectrum licenses for an aggregate price of $6.2 million. Prior to the inception of Auction 105 in June 2020, the Company deposited $1.7 million with the FCC. The deposit is included in “Other current assets” as of September 30, 2020 in the Condensed Consolidated Balance Sheets. On October 1, 2020, the Company paid the FCC the remaining $4.5 million of the purchase price for the licenses won in the auction.  The Company expects the licenses to be transferred in the fourth quarter of 2020.

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	September 30,	December 31,
(dollars in millions)	2020	2019
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	2.0	2.0
Finance lease liabilities	13.6	14.3
Current portion of long-term debt	21.6	22.3
Long-term debt, less current portion:
Receivables Facility	179.5	131.5
Credit Agreement - Revolving Credit Facility	57.0	57.0
Credit Agreement - Tranche B Term Loan due 2024	582.0	586.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	1.3	3.2
Finance lease liabilities	50.3	59.5
	1,955.3	1,922.9
Net unamortized premium	1.1	1.3
Unamortized note issuance costs	(20.0)	(22.9)
Long-term debt, less current portion	1,936.4	1,901.3
Total debt	$1,958.0	$1,923.6

Credit Agreement

The Company had $57.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $143.0 million available for borrowings as of September 30, 2020. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of September 30, 2020, the Company had $179.5 million in borrowings and $12.4 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $8.1 million remaining availability on the total borrowing capacity of $200.0 million. In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was reduced from $225.0 million to $200.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The amendments also added provisions for a successor to LIBOR in the event LIBOR is no longer applicable and made technical changes to account for the continued integration of the Company’s Hawaiian Telcom and OnX acquisitions into the facility. In addition, a provision was added that the LIBOR rate for the Receivables Facility may not fall below 0.75%.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2020, there was no outstanding balance for accounts receivable sold.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$34.1	$35.8
Finance lease assets, net of amortization	Property, plant and equipment, net	25.8	33.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.2	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	30.9	32.1
Total operating lease liabilities		40.1	43.0
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	13.6	14.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	50.3	59.5
Total finance lease liabilities		$63.9	$73.8

.

Supplemental cash flow information related to leases is as follows:

(dollars in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.3	$3.9
Operating cash flows from operating leases	$9.5	$8.3
Financing cash flows from finance leases	$13.9	$8.2
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$6.8	$5.1
New finance leases	$4.0	$13.4

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

As of September 30, 2020, the fair value of the interest rate swap liability was $27.6 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$18.3	$—	$18.3	$—

As of December 31, 2019, the fair value of the interest rate swap liability was $19.0 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.7	$—	$5.7	$—
Interest Rate Swap	Other noncurrent liabilities	$13.3	$—	$13.3	$—

The amount of gains (losses) recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Interest Rate Swap	$1.7	$(3.3)	$(8.6)	$(17.0)

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Statement of Operations Location	2020	2019	2020	2019
Interest Rate Swap	Interest expense	$(2.3)	$(0.6)	$(6.0)	$(1.1)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2020 and December 31, 2019, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2020		December 31, 2019
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,910.8	$1,945.4	$1,867.5	$1,921.5
Other installment financing arrangements	42.2	52.4	43.5	55.5

*	Excludes finance leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2020 and December 31, 2019, which is considered Level 2 of the fair value hierarchy. The fair value of the other installment financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2020, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of September 30, 2020, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In the three and nine months ended September 30, 2020, Hawaiian Telcom’s defined benefit plans made lump sum payments of $3.4 million and $10.8 million, respectively, resulting in a reduction of the benefit obligation of $10.8 million. The Company recorded a pension settlement cost of $1.1 million in the nine months ended September 30, 2020 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020 and 2019, pension and postretirement costs (benefits) were as follows:

	Three Months Ended September 30,
	2020	2019	2020	2019
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.6	5.9	0.9	1.3
Expected return on plan assets	(7.1)	(7.7)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	(0.6)
Actuarial loss	4.5	3.5	0.3	0.4
Pension / postretirement costs	$2.0	$1.7	$0.7	$1.3

	Nine Months Ended September 30,
	2020	2019	2020	2019
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.3	$0.5
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	14.2	17.9	2.8	3.8
Expected return on plan assets	(21.6)	(23.0)	—	—
Amortization of:
Prior service benefit	—	—	(1.9)	(1.9)
Actuarial loss	13.5	10.3	0.9	1.3
Pension settlement charges	1.1	—	—	—
Pension / postretirement costs	$7.2	$5.2	$2.1	$3.7

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

Based on current assumptions, contributions are expected to be approximately $5 million and $3 million to the qualified and non-qualified plans in 2020, respectively. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2020.

For the nine months ended September 30, 2020, contributions to the pension plans were $4.8 million and contributions to the postretirement plans were $4.3 million. For the nine months ended September 30, 2019, contributions to the pension plans were $4.4 million and contributions to the postretirement plans were $4.6 million.

10.    Restructuring and Severance

Liabilities have been established for employee separations and lease abandonment. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2019	$2.6	$0.3	$2.9
Charges	15.2	—	15.2
Utilizations	(8.2)	(0.1)	(8.3)
Balance as of March 31, 2020	9.6	0.2	9.8
Charges	0.4	—	0.4
Utilizations	(3.4)	(0.1)	(3.5)
Balance as of June 30, 2020	6.6	0.1	6.7
Charges	0.8	—	0.8
Utilizations	(2.4)	(0.1)	(2.5)
Balance as of September 30, 2020	$5.0	$—	$5.0

Restructuring and severance charges recorded in each of the first three quarters of 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs. In the first quarter of 2020, the Company finalized a voluntary severance program in Cincinnati and Hawaii for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. As a result, a severance charge of $14.5 million was recorded in the Entertainment and Communications segment.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities were completed in the third quarter of 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2019	$2.4	$0.5	$—	$2.9
Charges	14.8	0.4	—	15.2
Utilizations	(7.6)	(0.7)	—	(8.3)
Balance as of March 31, 2020	9.6	0.2	—	9.8
Charges	—	0.3	0.1	0.4
Utilizations	(3.1)	(0.4)	—	(3.5)
Balance as of June 30, 2020	6.5	0.1	0.1	6.7
Charges	—	0.8	—	0.8
Utilizations	(1.6)	(0.9)	—	(2.5)
Balance as of September 30, 2020	$4.9	$—	$0.1	$5.0

At September 30, 2020 and December 31, 2019, $5.0 million and $2.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

11.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three and nine months ended September 30, 2020 and 2019, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)
Remeasurement of benefit obligations	3.2		—		—	3.2
Reclassifications, net	3.2	(a)	1.8	(b)	—	5.0
Unrealized loss on cash flow hedges arising during the period, net	—		(0.5)	(c)	—	(0.5)
Foreign currency gain	—		—		2.0	2.0
Balance as of September 30, 2020	$(153.0)		$(21.4)		$(5.5)	$(179.9)

Balance as of June 30, 2019	$(159.4)		$(14.4)		$(4.0)	$(177.8)
Reclassifications, net	2.5	(a)	0.4	(b)	—	2.9
Unrealized loss on cash flow hedges arising during the period, net	—		(3.0)	(c)	—	(3.0)
Foreign currency loss	—		—		(1.0)	(1.0)
Balance as of September 30, 2019	$(156.9)		$(17.0)		$(5.0)	$(178.9)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(11.5)		—		—	(11.5)
Reclassifications, net	10.5	(a)	4.6	(b)	—	15.1
Unrealized loss on cash flow hedges arising during the period, net	—		(11.3)	(c)	—	(11.3)
Foreign currency loss	—		—		(2.1)	(2.1)
Balance as of September 30, 2020	$(153.0)		$(21.4)		$(5.5)	$(179.9)

Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	0.1		—		—	0.1
Reclassifications, net	7.5	(a)	0.8	(b)	—	8.3
Unrealized loss on cash flow hedges arising during the period, net	—		(13.9)	(c)	—	(13.9)
Foreign currency gain	—		—		2.1	2.1
Balance as of September 30, 2019	$(156.9)		$(17.0)		$(5.0)	$(178.9)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019
Revenue
Entertainment and Communications	$241.0	$248.5	$724.5	$749.3
IT Services and Hardware	155.2	140.5	444.5	417.0
Intersegment	(6.7)	(6.5)	(19.5)	(20.0)
Total revenue	$389.5	$382.5	$1,149.5	$1,146.3
Intersegment revenue
Entertainment and Communications	$4.9	$5.3	$14.8	$16.5
IT Services and Hardware	1.8	1.2	4.7	3.5
Total intersegment revenue	$6.7	$6.5	$19.5	$20.0
Operating income (loss)
Entertainment and Communications	$27.2	$27.7	$69.8	$81.2
IT Services and Hardware	4.6	0.6	11.5	(5.1)
Corporate	(7.1)	(5.5)	(49.1)	(18.3)
Total operating income	$24.7	$22.8	$32.2	$57.8
Expenditures for long-lived assets *
Entertainment and Communications	$57.6	$51.3	$144.2	$150.3
IT Services and Hardware	3.9	5.4	16.7	16.9
Corporate	—	—	—	0.1
Total expenditures for long-lived assets	$61.5	$56.7	$160.9	$167.3
Depreciation and amortization
Entertainment and Communications	$61.6	$64.4	$190.0	$190.5
IT Services and Hardware	10.2	11.1	30.7	38.5
Corporate	0.1	—	0.1	0.1
Total depreciation and amortization	$71.9	$75.5	$220.8	$229.1

*Includes deposit for the purchase of wireless licenses

(dollars in millions)	September 30, 2020	December 31, 2019
Assets
Entertainment and Communications	$1,788.0	$1,840.0
IT Services and Hardware	447.5	500.7
Corporate and eliminations	328.3	313.1
Total assets	$2,563.8	$2,653.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” “will,” “proposes,” “potential,” “could,” “should,” “outlook” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances, including but not limited to, the possible impacts of the current adverse economic conditions associated with the COVID-19 global health pandemic, are forward-looking statements. Readers are cautioned these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause actual results to differ materially and adversely from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A, and those discussed in other documents that the Company has filed with the Securities and Exchange Commission (“SEC”). Actual results may differ materially and adversely from those expressed in any forward-looking statements. The Company undertakes no obligation to revise or update any forward-looking statements for any reason.

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $389.5 million and $1,149.5 million for the three and nine months ended September 30, 2020 increased $7.0 million and $3.2 million, respectively, compared to the same periods in 2019 as growth in the IT Services and Hardware segment more than offset declines in the Entertainment and Communications segment. Entertainment and Communications Legacy revenue decreased $10.4 million and $29.2 million, respectively, for the three and nine months ended September 30, 2020 compared to similar periods in the prior year. Decline in Video revenue due to fewer video subscribers and lower nonrecurring revenue due to participation in the Keep Americans Connected pledge (“Pledge”) also contributed to the decline year over year in each of the comparable periods. IT Services and Hardware increased by $14.1 million and $26.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. In the three months ended September 30, 2020, IT Services and Hardware experienced revenue growth in all practices with the exception of Cloud revenue. In the nine months ended September 30, 2020, revenue growth in the Consulting and Communications practices more than offset decreased revenue contributed by the Cloud and Infrastructure Solutions practices. Cloud revenue declined in the nine months ended September 30, 2020 compared to the prior year due to General Electric Company (“GE”) revenue related to certain programs still included in the first quarter of 2019 that did not recur in 2020.

Operating income was $24.7 million for the three months ended September 30, 2020, up $1.9 million compared to the same period in the prior year. The increase in operating income was primarily due to lower selling, general and administrative and depreciation and amortization costs incurred in the third quarter of 2020 compared to the same period in 2019. The decrease in selling, general and administrative costs is a result of cost containment strategies taken to reduce the negative impact of the COVID-19 pandemic on the business. These strategies more than offset incremental expense of $5.7 million recorded in the third quarter to reward employees for their efforts during COVID-19 that is impacting cost of services and products and selling, general and administrative expense for the three and nine months ended September 30, 2020.  Lower depreciation and amortization expense is primarily due to a decrease in assets placed in service during 2020 in connection with the expansion of our fiber network. Operating income was $32.2 million for the nine months ended September 30, 2020, down $25.6 million compared to the same period in 2019. The decrease in operating income was primarily due to higher transaction and integration charges, including the termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, as well as restructuring and severance related charges related to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $11.1 million for the three months ended September 30, 2020, resulting in a decrease in the loss as compared to the comparable period in 2019 primarily due to the increase in operating income and a decrease in interest expense. Loss before income taxes totaled $76.2 million for the nine months ended September 30, 2020, higher than the prior year due to the factors impacting operating income.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and will likely continue to adversely affect, our business. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. While certain parts of the country have eased stay-at-home orders, the current rise in cases may result in restrictions being reinstated. On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The Pledge expired on June 30, 2020, and the Company started to collect late payment fees and reactivation fees starting in August 2020.  In accordance with regulatory orders in Hawaii, the Pledge continues to be honored for certain regulated services. The Company proactively worked with customers in an effort to avoid deactivations, but not all accounts could be cured and approximately 3,300 customer accounts in the Cincinnati market were disconnected in the third quarter.

In response to the number of households that must provide remote schooling either full or part-time as a result of the COVID-19 pandemic, the Company partnered with several community organizations to provide free internet to qualifying students through the “Connect our Students” program. As of September 30, 2020, the Company has delivered internet to approximately 4,300 households.

The majority of our operations have continued as usual as the services that we provide and the networks that we maintain are considered critical by local and state authorities in the geographies in which we operate. The Company started executing its business continuity plan in March and transitioned employees who could execute their work remotely to work from home with little disruption and has implemented additional safety protocols for customer facing employees. In states in which employees are allowed to return to the office, the Company has implemented updated safety policies to ensure the safety of our employees and customers. As of September 30, 2020, a significant portion of our workforce continues to work from home.

With respect to liquidity, we continue to evaluate and take actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, limiting discretionary spending, significantly reducing non-essential travel until further notice and re-evaluating the timing of capital projects. Additionally, we have leveraged certain benefits included in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, including deferral of 2020 required pension plan contributions to the fourth quarter of 2020 and deferral of employer social security tax payments for wage payments subsequent to March 12, 2020 of approximately $5 million each quarter for the remainder of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The programs put in place and efforts by employees to manage and reduce expenses have more than offset the negative impacts caused by COVID-19 in the second and third quarters of 2020 due to revenue loss and incremental spend for personal protective equipment, employee compensation programs and bad debt expense. To reward employees for their continued efforts during COVID-19, a one-time bonus was recorded in the third quarter of $5.7 million that will be paid in the fourth quarter.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where our Company stands today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Consolidated Results of Operations

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Entertainment and Communications	$236.1	$243.2	$(7.1)	(3)%	$709.7	$732.8	$(23.1)	(3)%
IT Services and Hardware	153.4	139.3	14.1	10%	439.8	413.5	26.3	6%
Total revenue	$389.5	$382.5	$7.0	2%	$1,149.5	$1,146.3	$3.2	0%

Entertainment and Communications revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to the decline in Legacy revenue.  In addition to Legacy revenue decline, Video revenue declined in each of the comparable periods due to 7,000 fewer subscribers in Cincinnati and 3,000 fewer subscribers in Hawaii as well as decline of certain nonrecurring revenue as a result of the Company suspending late payment fees and reactivation fees as part of the Pledge.

IT Services and Hardware revenue increased for the three and nine months ended September 30, 2020 compared to similar periods in the prior year primarily due to revenue growth in the Consulting and Communications practices. In addition, Infrastructure Solutions revenue increased in the three months ended September 30, 2020 compared to the same period in the prior year primarily due to additional projects generating revenue growth from existing customers. Cloud revenue declined in the nine months ended September 30, 2020 compared to the same period in 2019 due to lower revenue resulting from GE insourcing certain cloud services. Lower Infrastructure Solutions revenue was recorded in the nine months ended September 30, 2020 due to a decline in hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.

Operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of services and products
Entertainment and Communications	$105.8	$110.2	$(4.4)	(4)%	$314.7	$334.8	$(20.1)	(6)%
IT Services and Hardware	98.1	84.5	13.6	16%	276.3	253.1	23.2	9%
Total cost of services and products	$203.9	$194.7	$9.2	5%	$591.0	$587.9	$3.1	1%

Entertainment and Communications costs decreased for the three months ended September 30, 2020 compared to the same period in the prior year due to lower video content costs and operating taxes. Lower operating taxes are due to decreases in regulatory fees and general excise tax. IT Services and Hardware costs increased for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to increases in payroll related costs and contractor costs as a result of additional headcount to support the growth in the Communications and Consulting practices. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

Entertainment and Communications costs decreased for the nine months ended September 30, 2020 due to lower payroll related costs, video content costs and operating taxes. Lower payroll related costs are due to headcount reductions made during restructuring initiatives that were executed in the first quarter of 2020 and throughout 2019. In addition to restructuring initiatives, payroll related costs declined due to lower expense for workers compensation benefits in the nine months ended September 30, 2020. Lower operating taxes are due to the release of a sales and use tax reserve in the nine months ended September 30, 2020 of $4.2 million due to favorable audit results in addition to a decrease in general excise tax. IT Services and Hardware costs increased for the nine months ended September 30, 2020 compared to the same period in the prior year due to the same trends that impacted the quarter as well as increased regulatory fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$44.4	$44.2	$0.2	0%	$130.2	$133.9	$(3.7)	(3)%
IT Services and Hardware	36.7	38.5	(1.8)	(5)%	110.0	113.0	(3.0)	(3)%
Corporate	4.9	5.3	(0.4)	(8)%	15.1	14.4	0.7	5%
Total selling, general and administrative	$86.0	$88.0	$(2.0)	(2)%	$255.3	$261.3	$(6.0)	(2)%

Entertainment and Communications SG&A costs increased in the three months ended September 30, 2020 compared to the same period in the prior year as cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business were offset by an increase in contract services due to higher insurance costs and incremental bonus expense for a one-time award recorded in the three months ended September 30, 2020. IT Services and Hardware and Corporate SG&A costs decreased in the three months ended September 30, 2020 compared to the prior year primarily due to cost containment strategies taken due to the COVID-19 pandemic more than offsetting the expense recorded for the one-time award.

SG&A costs decreased in both segments in the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. Decreases in both segments were partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and incremental bonus expense recorded in the third quarter. The decrease in Entertainment and Communications SG&A costs was also partially offset by an increase in contract services due to higher insurance costs. Corporate SG&A costs increased in the nine months ended September 30, 2020 compared to the comparable period in 2019 primarily due to the Company no longer qualifying for a payroll tax benefit that was received in 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$61.6	$64.4	$(2.8)	(4)%	$190.0	$190.5	$(0.5)	0%
IT Services and Hardware	10.2	11.1	(0.9)	(8)%	30.7	38.5	(7.8)	(20)%
Corporate	0.1	—	0.1	n/m	0.1	0.1	—	0%
Total depreciation and amortization expense	$71.9	$75.5	$(3.6)	(5)%	$220.8	$229.1	$(8.3)	(4)%

Entertainment and Communications depreciation and amortization expense decreased in the three and nine months ended September 30, 2020 compared to the same periods in the prior year primarily due to a decrease in assets placed in service in connection with the expansion of our fiber network. The decrease in IT Services and Hardware depreciation and amortization expense is primarily related to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$0.8	$1.3	$(0.5)	(38)%	$16.4	$6.4	$10.0	n/m
Transaction and integration costs	2.2	0.2	2.0	n/m	33.8	3.8	30.0	n/m
Total other operating costs	$3.0	$1.5	$1.5	100%	$50.2	$10.2	$40.0	n/m

Restructuring and severance charges recorded in the three and nine months ended September 30, 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs. Restructuring and severance charges recorded in the nine months ended September 30, 2020 in the Entertainment and Communications segment are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in the three and nine months ended September 30, 2019 in the Entertainment and Communications segment are related to a severance program for certain management employees as the Company continued its efforts to streamline Cincinnati and Hawaii operations. Restructuring and severance charges recorded in the second and third quarters of 2019 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement in the first quarter of 2020. The Company also incurred transaction and integration costs in the three and nine months ended September 30, 2020 associated with the MIP Merger Agreement. Transaction and integration costs incurred in 2019, recorded as a Corporate expense, are primarily due to the continued integration of Hawaiian Telcom.

Non-operating Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Non-operating costs
Interest expense	$33.4	$35.0	$(1.6)	(5)%	$100.6	$105.0	$(4.4)	(4)%
Other components of pension and postretirement benefit plans expense	2.6	2.8	(0.2)	(7)%	9.0	8.4	0.6	7%
Other (income) expense, net	(0.2)	0.5	(0.7)	n/m	(1.2)	(0.4)	(0.8)	n/m
Income tax benefit	(2.9)	(1.9)	(1.0)	53%	(26.2)	(9.2)	(17.0)	n/m

Interest expense decreased for the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to the decrease in LIBOR rates.

Income tax benefit increased for the three months ended September 30, 2020 compared to the same period in the prior year primarily due to the effect of interest expense limitation released in the reporting period, and unfavorable discrete adjustments recorded in the comparable period, offset in part by the decreased loss before taxes. Income tax benefit increased in the nine months ended September 30, 2020 compared to the same period in 2019 due to an increase in the loss before income taxes and several significant discrete items recorded primarily in the first quarter of 2020. During the nine months ended September 30, 2020, the Company released $15.3 million of valuation allowances that were previously recorded on deferred tax assets related to interest expense for which the tax deduction was limited. The CARES Act contains provisions that increase the Company’s ability to deduct interest expense. Discrete tax benefits were offset, in part, by the $7.6 million tax effect of nondeductible transaction costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Revenue:
Data	$119.8	$119.5	$0.3	0%	$358.8	$356.5	$2.3	1%
Video	48.1	50.2	(2.1)	(4)%	145.1	153.5	(8.4)	(5)%
Voice	65.5	70.7	(5.2)	(7)%	197.6	215.4	(17.8)	(8)%
Other	7.6	8.1	(0.5)	(6)%	23.0	23.9	(0.9)	(4)%
Total Revenue	241.0	248.5	(7.5)	(3)%	724.5	749.3	(24.8)	(3)%
Operating costs and expenses:
Cost of services and products	107.8	111.5	(3.7)	(3)%	319.7	338.8	(19.1)	(6)%
Selling, general and administrative	44.4	44.2	0.2	0%	130.2	133.9	(3.7)	(3)%
Depreciation and amortization	61.6	64.4	(2.8)	(4)%	190.0	190.5	(0.5)	0%
Restructuring and severance charges	—	0.7	(0.7)	n/m	14.8	4.9	9.9	n/m
Total operating costs and expenses	213.8	220.8	(7.0)	(3)%	654.7	668.1	(13.4)	(2)%
Operating income	$27.2	$27.7	$(0.5)	(2)%	$69.8	$81.2	$(11.4)	(14)%
Operating margin	11.3%	11.1%		0.2 pts	9.6%	10.8%		(1.2) pts
Capital expenditures	$55.9	$51.3	4.6	9%	$142.5	$150.3	(7.8)	(5)%

Entertainment and Communications, continued

	September 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	235.0	214.6	20.4	10%
Internet FTTN*	27.7	32.5	(4.8)	(15)%
Total Fioptics Internet	262.7	247.1	15.6	6%
Video
Video FTTP*	108.7	113.5	(4.8)	(4)%
Video FTTN*	20.8	23.0	(2.2)	(10)%
Total Fioptics Video	129.5	136.5	(7.0)	(5)%
Voice
Fioptics Voice Lines	104.4	108.0	(3.6)	(3)%
Fioptics Units Passed
Units passed FTTP*	494.8	482.0	12.8	3%
Units passed FTTN*	138.0	138.6	(0.6)	0%
Total Fioptics units passed	632.8	620.6	12.2	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,978	5,006	972	19%
Legacy
Data
DSL	63.3	65.9	(2.6)	(4)%
Voice
Legacy Voice Lines	180.3	202.9	(22.6)	(11)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued	September 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	58.6	54.6	4.0	7%
Internet FTTN*	11.7	13.2	(1.5)	(11)%
Total Consumer / SMB Fiber Internet	70.3	67.8	2.5	4%
Video
Video FTTP*	30.6	31.8	(1.2)	(4)%
Video FTTN*	11.4	13.2	(1.8)	(14)%
Total Consumer / SMB Fiber Video	42.0	45.0	(3.0)	(7)%
Voice
Consumer / SMB Fiber Voice Lines	29.8	30.1	(0.3)	(1)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	178.1	170.6	7.5	4%
Units passed FTTN*	72.5	72.8	(0.3)	0%
Total Consumer / SMB Fiber units passed	250.6	243.4	7.2	3%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,063	3,424	639	19%
Legacy
Data
DSL	38.2	44.3	(6.1)	(14)%
Voice
Legacy Voice Lines	164.2	183.0	(18.8)	(10)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended September 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$43.0	$9.1	$52.1	$39.3	$8.0	$47.3
Video	38.7	9.4	48.1	39.5	10.7	50.2
Voice	8.9	2.7	11.6	9.2	2.7	11.9
Other	0.4	0.2	0.6	0.4	0.2	0.6
	91.0	21.4	112.4	88.4	21.6	110.0
Enterprise Fiber
Data	21.4	10.6	32.0	21.6	9.9	31.5
Legacy
Data	23.4	12.3	35.7	26.1	14.6	40.7
Voice	27.9	26.0	53.9	31.5	27.3	58.8
Other	3.1	3.9	7.0	3.2	4.3	7.5
	54.4	42.2	96.6	60.8	46.2	107.0
Total Entertainment and Communications revenue	$166.8	$74.2	$241.0	$170.8	$77.7	$248.5

	Nine Months Ended September 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$126.0	$26.5	$152.5	$115.5	$23.8	$139.3
Video	116.3	28.8	145.1	120.3	33.2	153.5
Voice	25.0	8.1	33.1	27.6	8.2	35.8
Other	1.1	0.6	1.7	1.1	0.5	1.6
	268.4	64.0	332.4	264.5	65.7	330.2
Enterprise Fiber
Data	64.3	31.0	95.3	63.8	29.3	93.1
Legacy
Data	71.6	39.4	111.0	78.4	45.7	124.1
Voice	85.7	78.8	164.5	96.3	83.3	179.6
Other	9.3	12.0	21.3	10.2	12.1	22.3
	166.6	130.2	296.8	184.9	141.1	326.0
Total Entertainment and Communications revenue	$499.3	$225.2	$724.5	$513.2	$236.1	$749.3

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $2.4 million for the three months ended September 30, 2020 compared to the same period in the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. Favorable churn in the three months ended September 30, 2020 compared to the same period in 2019 has also contributed to the increased internet subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months ended September 30, 2020 increased for internet in both Cincinnati and Hawaii by 3% and 10%, respectively, as compared to the same period in 2019. ARPU increases are related to price increases for internet.

Consumer/SMB Fiber revenue increased by $2.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 as similar trends impacting the revenue increase for the quarter also impacted the nine months ended September 30, 2020. ARPU for the nine months ended September 30, 2020 increased for internet in both Cincinnati and Hawaii by 4% and 8%, respectively, as compared to the same period in the prior year. In addition, revenue in the nine months ended September 30, 2020 was negatively impacted by a decline in non-recurring revenue due to COVID-19 and the Company’s participation in the Pledge that expired on June 30, 2020.

Enterprise Fiber

Enterprise Fiber revenue increased $0.5 million and $2.2 million for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 19% increase in Ethernet Bandwidth in both Cincinnati and Hawaii. The increase to revenue from additional customers switching to fiber solutions is partially offset by pricing pressures to provide higher speeds for a lower cost.

Legacy

Legacy revenue decreased for the three and nine months ended September 30, 2020 compared to the same periods in the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 11% and 10% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 4% and 14% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2020 compared to the same periods in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products decreased $3.7 million for the three months ended September 30, 2020 compared to the same period in 2019 due to decreases in video content costs and operating taxes of $1.8 million and $1.3 million, respectively. Lower video content costs are a result of decreased subscribers. The decrease in operating taxes is due to decreases in regulatory fees and general excise tax. In addition to video content costs and operating taxes, payroll wages and taxes decreased by $1.3 million due to reduced headcount as a result of the restructuring that took place in the first quarter of 2020 and throughout 2019.  Partially offsetting this cost savings is higher bonus expense due to a one-time bonus awarded to employees for their efforts during COVID-19.

Cost of services and products decreased $19.1 million for the nine months ended September 30, 2020 compared to the same period in the prior year due primarily to decreases in payroll related costs, video content costs and operating taxes. Payroll related costs decreased $2.2 million for the nine months ended September 30, 2020 compared to the same period in the prior year due to reduced headcount as well as lower workers compensation benefits more than offsetting incremental bonus expense. Video content costs decreased by $5.8 million for the nine months ended September 30, 2020 compared to the same period in 2019 as a result of decreased subscribers. Lower operating taxes are primarily due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million for the nine months ended September 30, 2020 in addition to a decrease in general excise tax.

SG&A expenses increased $0.2 million for the three months ended September 30, 2020 compared to the same period in 2019. An increase in contract services as a result of higher insurance costs in third quarter of 2020 and increased bonus expense of $1.9 million primarily due to a one-time employee award was partially offset by cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business.

SG&A expenses decreased $3.7 million for the nine months ended September 30, 2020 compared to the comparable period in the prior year primarily related to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. The decrease was partially offset by increases to contract services as a result of higher insurance costs, bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and incremental bonus expense recorded in the third quarter.

Entertainment and Communications, continued

Depreciation and amortization decreased $2.8 million and $0.5 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year primarily due to a decrease in assets placed in service during 2020 in connection with the expansion of our fiber network.

Restructuring and severance charges recorded in the nine months ended September 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in the three and nine months ended September 30, 2019 were related to a severance program for certain management employees as the Company continued its efforts to streamline operations between Cincinnati and Hawaii.

Capital Expenditures

	Three Months Ended September 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$6.1	$4.1	$10.2	$4.8	$2.4	$7.2
Installation	8.4	3.4	11.8	10.7	3.4	14.1
Other	2.4	0.2	2.6	2.9	0.8	3.7
Total Consumer / SMB Fiber	16.9	7.7	24.6	18.4	6.6	25.0
Enterprise Fiber	4.4	2.7	7.1	4.9	2.1	7.0
Other	9.8	14.4	24.2	10.4	8.9	19.3
Total Entertainment and Communications capital expenditures	$31.1	$24.8	$55.9	$33.7	$17.6	$51.3

	Nine Months Ended September 30,
	2020			2019
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$14.1	$9.5	$23.6	$21.4	$6.2	$27.6
Installation	25.1	10.6	35.7	36.8	11.5	48.3
Other	6.9	0.3	7.2	7.2	2.1	9.3
Total Consumer / SMB Fiber	46.1	20.4	66.5	65.4	19.8	85.2
Enterprise Fiber	8.8	8.2	17.0	8.4	5.4	13.8
Other	26.8	32.2	59.0	24.8	26.5	51.3
Total Entertainment and Communications capital expenditures	$81.7	$60.8	$142.5	$98.6	$51.7	$150.3
*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the third quarter of 2020, we passed an additional 5,200 FTTP addresses in Cincinnati. As of September 30, 2020, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 632,800 residential and commercial addresses, or 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures increased $1.3 million in the three months ended September 30, 2020 compared to the same period in the prior year primarily due to passing more addresses in the third quarter of 2020 compared to the same period in 2019. Cincinnati construction capital expenditures decreased $7.3 million in the nine months ended September 30, 2020 compared to the comparable period in 2019 primarily due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three and nine months ended September 30, 2020, Cincinnati installation capital expenditures decreased $2.3 million and $11.7 million compared to the same periods in 2019 primarily due to lower volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure that we continue to grow our capacity and services within the network core. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $1.7 million and $3.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year due to building out 1,900 new addresses in the third quarter of 2020, primarily in rural areas and on the neighbor islands, and 4,200 new addresses in the nine months ended September 30, 2020. Hawaii installation capital expenditures decreased $0.9 million in the nine months ended September 30, 2020 compared to the prior year primarily due to less video and high-speed internet installations. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as building and designing a solution, using either the customer's existing infrastructure or new cloud based options, that transforms the way that the customer does business.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2020	2019	Change	% Change	2020	2019	Change	% Change
Revenue:
Consulting	$49.4	$37.6	$11.8	31%	$138.5	$114.6	$23.9	21%
Cloud	21.1	22.6	(1.5)	(7)%	63.0	69.8	(6.8)	(10)%
Communications	53.9	51.3	2.6	5%	160.3	147.0	13.3	9%
Infrastructure Solutions	30.8	29.0	1.8	6%	82.7	85.6	(2.9)	(3)%
Total revenue	155.2	140.5	14.7	10%	444.5	417.0	27.5	7%
Operating costs and expenses:
Cost of services and products	102.7	89.4	13.3	15%	290.2	268.3	21.9	8%
Selling, general and administrative	36.9	38.8	(1.9)	(5)%	110.6	113.8	(3.2)	(3)%
Depreciation and amortization	10.2	11.1	(0.9)	(8)%	30.7	38.5	(7.8)	(20)%
Restructuring and severance related charges	0.8	0.6	0.2	33%	1.5	1.5	—	—
Total operating costs and expenses	150.6	139.9	10.7	8%	433.0	422.1	10.9	3%
Operating income (loss)	$4.6	$0.6	$4.0	n/m	$11.5	$(5.1)	$16.6	n/m
Operating margin	3.0%	0.4%		2.6 pts	2.6%	(1.2)%		3.8 pts
Capital expenditures	$3.9	$5.4	$(1.5)	(28)%	$16.7	$16.9	$(0.2)	(1)%

IT Services and Hardware, continued

	September 30,
Metrics information (in thousands):	2020	2019	Change	% Change
Consulting
Billable Resources	1,437	1,007	430	43%

Communications
NaaS Locations	5,419	3,492	1,927	55%
SD - WAN Locations	2,783	1,849	934	51%
Hosted UCaaS Profiles*	277,610	270,335	7,275	3%

*	Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue increased $14.7 million and $27.5 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year. Communications and Consulting revenue are the main contributors to this revenue increase in 2020. Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations. In addition, Communications revenue was favorably impacted as certain customers required additional services to mitigate the issues caused by the COVID-19 pandemic on their businesses. The decline in legacy communications revenue and one-time Communications projects partially offset these increases. Consulting revenue increased due to obtaining new projects throughout 2019 which continue to bill and grow in 2020. Infrastructure Solutions revenue increased $1.8 million in the three months ended September 30, 2020 compared to the same period in the prior year due to additional project volume from existing customers, primarily in the retail and education sectors, in the third quarter of 2020. In the nine months ended September 30, 2020, Infrastructure Solutions revenue decreased $2.9 million compared to the same period in 2019 as increased revenue from projects in the third quarter was more than offset by the decline in hardware sales that occurred in the second quarter partially due to the impacts of COVID-19 and customers migrating to managed services. Increased revenue was partially offset by decreases in Cloud revenue in the three and nine months ended September 30, 2020 compared to the comparable periods in 2019. Cloud revenue decreased due to less revenue generated from one-time projects in addition to lower revenue contributed by GE of $4.3 million in the nine months ended September 30, 2020 compared to the prior year due to GE insourcing certain cloud services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $13.3 million and $21.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. The increase in payroll related costs and contractor costs is due to additional headcount to support the growth in the Communications and Consulting practices as well as a one-time bonus to reward employees for their efforts during COVID-19. As a result of the consulting projects obtained in 2019, billable resources increased by 430 compared to September 30, 2019. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses decreased $1.9 million and $3.2 million for the three and nine months ended September 30, 2020, respectively, as compared to the comparable periods in 2019. The decreases are primarily related to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. This was partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and a one-time bonus awarded to employees in the third quarter. In addition, employee contract termination costs incurred in the first quarter of 2020 partially offset the decrease in the nine months ended September 30, 2020 compared to the same period in the prior year.

Depreciation and amortization expenses decreased $0.9 million and $7.8 million for the three months and nine months ended September 30, 2020, respectively, as compared to the same periods in the prior year due to accelerated depreciation expense for certain network assets designated for use by a specific customer. The network assets for which accelerated depreciation expense was incurred were determined to have a shorter useful life due to a change in the customer's requirements in the first quarter of 2019 and were fully depreciated as of December 31, 2019.

Restructuring and severance related charges recorded in the three and nine months ended September 30, 2020 and 2019 are associated with initiatives to reduce and contain costs. In addition, restructuring and severance related charges recorded in the second quarter of 2019 are related to insourcing initiatives by one of our significant customers.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three and nine months ended September 30, 2020, were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $1.3 million for implementation work associated with internal software projects in the nine months ended September 30, 2020.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2020, the Company had $1,958.0 million of outstanding indebtedness and an accumulated deficit of $2,826.0 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $138.9 million and $188.9 million of cash flows from operations during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had $159.9 million of short-term liquidity, comprised of $8.8 million of cash and cash equivalents, $143.0 million of undrawn capacity on our Revolving Credit Facility, and $8.1 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $200.0 million and is subject to annual renewal. As of September 30, 2020, the Company had borrowings of $179.5 million and $12.4 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $200.0 million. While we expect to continue to renew this facility, we would be required to use cash or our Revolving Credit Facility to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

As of September 30, 2020, the Company was in compliance with the Credit Agreement covenants.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2020 totaled $138.9 million, a decrease of $50.0 million compared to the same period in 2019. The decrease is due primarily to increased transaction and termination costs and increased cash outflow due to working capital compared to the same period in the prior year. Increased cash outflow due to working capital is partially due to $20.2 million of accounts receivables sold on the Receivables Facility as of September 30, 2019, and no outstanding balance of accounts receivables sold as of September 30, 2020, as well as increased days sale outstanding in 2020 due to COVID-19 and the Pledge.

Cash flows used in investing activities during the nine months ended September 30, 2020 totaled $160.8 million, a decrease of $6.2 million compared to the same period in 2019 due to the decrease in capital expenditures.

Cash flows provided by financing activities during the nine months ended September 30, 2020 totaled $19.3 million as compared to cash used in financing activities of $30.9 million during the same period in the prior year. In the nine months ended September 30, 2020, the Company borrowed $48.0 million on the Receivables Facility. In the nine months ended September 30, 2019, the Company borrowed $27.0 million on the Revolving Credit Facility and repaid $35.1 million on the Receivables Facility.

In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023. Capacity on the AR facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables; therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. Management is continuously monitoring liquidity to ensure sufficient cash is available.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of September 30, 2020.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of September 30, 2020, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Universal Service

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program. The funds will be awarded via two reverse auctions. In June 2020, the FCC released the procedures for the Phase I auction which is scheduled to begin on October 29, 2020. On October 13, 2020, the FCC announced that 386 applicants, including Cincinnati Bell Inc., are qualified to bid in the Phase I auction, which will award up to $16 billion over the 10-year support term. The remaining $4.4 billion plus any funds not awarded during Phase I will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available. The Report and Order also extended the current price cap CAF II support for an additional year (through 2021). CBT and Hawaiian Telcom have accepted the seventh year of CAF II support, which will provide $2.2 million for CBT and $4.4 million for Hawaiian Telcom in 2021.

Special Access/Business Data Services

The deadline for detariffing of price cap carrier Business Data Services (“BDS”) as mandated by the FCC’s 2017 BDS Report and Order was August 1, 2020. By that date, all price cap carriers must have removed from their federal tariffs all packet-based services, Ethernet services, TDM services above the DS3 level, DS1 and DS3 transport services, and DS1 and DS3 services provided to end users within counties the FCC has determined are competitive. Hawaiian Telcom detariffed all of these services in late 2017 and early 2018 for all counties within Hawaii, whereas CBT chose to maintain its tariffs for these services during this permissive tariffing period. However, effective August 1, 2020, CBT eliminated its tariffs for all of these services except for DS1 and DS3 end user services in the two counties that the FCC has determined are non-competitive. Nearly all of the Company’s current federally tariffed BDS revenue is derived from the competitive counties that are subject to the detariffing mandate.

Keep Americans Connected Pledge

On March 13, 2020, in response to the COVID-19 pandemic, FCC Chairman Pai called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. To ensure that Americans do not lose their broadband or telephone connectivity during this outbreak, he asked the service providers to take the Keep Americans Connected pledge. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge under which it committed that for the next 60 days, it would (1) not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (2) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (3) open its Wi-Fi hotspots to any American who needs them. Chairman Pai later called on companies to extend the pledge through June 30, 2020, which Cincinnati Bell and all of its affiliates agreed to do. In accordance with regulatory orders in Hawaii, the Pledge has continued to be honored for certain regulated services through the date of this filing.

Intercarrier Compensation

On October 9, 2020, the FCC released a Report and Order transitioning originating access charges for toll free calls to bill and keep over a three-year period. The Order does not provide a specific recovery mechanism for price cap companies to replace this lost revenue, finding instead that these companies can increase their existing Subscriber Line Charge or Access Recovery Charge to the extent they are otherwise able to do so. CBT and Hawaiian Telcom will assess the impact of the reduction in toll free charges and determine whether they have the ability to recover the lost revenue via existing mechanisms.

Unbundled Network Elements

In November 2019, the FCC opened a new proceeding to consider whether to update the remaining unbundling and resale obligations that apply to ILECs and proposed eliminating most remaining unbundling obligations with the exception of mass-market broadband-capable loops in rural areas. The FCC has announced that it will vote on a report and order at its October meeting that will eliminate DS0 loops in densely populated areas, DS1 and DS3 loops in areas with sufficient competition, and dark fiber loops near competitive fiber networks. Although Cincinnati Bell’s ILEC operations may benefit from the elimination of the UNE unbundling requirements, the benefits will likely be outweighed by the increased costs the changes will impose on its CLEC operations.

Citizens Band Radio Service Spectrum Auction

The FCC conducted an auction of over 22,000 county-sized Priority Access Licenses (“PALs”) in the 3550-3650 MHz portion of the Citizens Band Radio Service (“CBRS”) 3.5 GHz spectrum band. This auction, which was designated as Auction 105, commenced on July 23, 2020 and ended on August 25, 2020. This auction offered up to seven PALs in each county-based license area, for a total of 22,631 PALs nationwide. Each PAL consists of a 10-megahertz unpaired channel in the 3.55-3.65 GHz band. Cincinnati Bell was the winning bidder for 56 PALs (23 in Ohio, 20 in Kentucky, and 13 in Hawaii) at a total cost of $6.2 million.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2020, including the continuation of employees working remotely that started mid-March in response to the COVID-19 pandemic. Management has concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2020 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2020, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the nine months ended September 30, 2020.

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
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	November 5, 2020	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	November 5, 2020	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer