Form 10-K
period 2020-12-31
CINCINNATI BELL INC
filed 2021-02-25
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange   Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting common shares owned by non-affiliates of the registrant was $0.8 billion, computed by reference to the closing sale price of the common stock on the New York Stock Exchange on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.

At January 31, 2021, there were 50,908,586 common shares outstanding.

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

On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into an Agreement and Plan of Merger (the “MIP Merger Agreement”) pursuant to which the Company will be acquired by an affiliate of Macquarie Infrastructure Partners V (“MIP”), a fund managed by Macquarie Infrastructure and Real Assets (the “MIP Merger”). At the effective time of the MIP Merger (the “Effective Time”), each of our issued and outstanding Common Shares will be converted into the right to receive $15.50 in cash per Common Share, without interest, and the 6 3/4% Cumulative Convertible Preferred Shares will remain issued and outstanding as 6 3/4% Cumulative Convertible Preferred Shares of the Company, without par value, following the Effective Time. The consummation of the Merger is subject to customary closing conditions and is expected to close in the first half of 2021, although there can be no assurance that the Merger will occur by that date. As a result of the Merger, the Company will cease to be a publicly traded company.

In connection with the termination of the Brookfield Merger Agreement, the Company paid an affiliate of Brookfield a termination fee of $24.8 million in the first quarter of 2020 as required by the terms of the Brookfield Merger Agreement.

Through its Entertainment and Communications segment, the Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. After the acquisition, the Company's combined fiber networks are approximately 17,800 fiber route miles.

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

Expand our fiber network

We invested $95.6 million of capital in the Entertainment and Communications segment in products that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber") during 2020. Revenue from these high demand products totaled $446.4 million, up $6.0 million over the prior year partially mitigating the decline in legacy products. The primary focus of these investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the table below:

Cincinnati Operating Territory	2020	2019	2018
Consumer / SMB Fiber Revenue (in millions):	$360.4	$353.2	$341.2
Subscribers (in thousands):
High-speed internet	266.6	250.6	239.0
Video	128.0	135.1	139.9
Voice	103.8	106.8	107.6

Form 10-K Part I	Cincinnati Bell Inc.

Hawaii Operating Territory	2020	2019	2018
Consumer / SMB Fiber Revenue (in millions):	$86.0	$87.2	$42.3
Subscribers (in thousands):
High-speed internet	70.8	68.2	65.9
Video	40.6	42.7	48.8
Voice	29.5	30.0	30.3

During the year, we passed an additional 13,600 addresses in the Greater Cincinnati area with Fioptics, which included a focus on Fiber to the Premise ("FTTP") addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2020, the Fioptics products are now available to approximately 637,000 customer locations or 75% of the Greater Cincinnati operating territory. During 2020, we passed an additional 7,900 addresses in Hawaii. The Consumer/SMB Fiber products are now available to approximately 254,300 addresses, or 50% of the operating territory in Hawaii, including Oahu and the neighbor islands.

In 2020, the Company also invested $25.0 million in Enterprise Fiber products, which includes fiber and IP-based core network technology. These investments position the Company to meet increased business and carrier demand within Greater Cincinnati and in contiguous markets in the Midwest region. In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2020, the Company has:

•

increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 30,200 in Greater Cincinnati and 21,200 in Hawaii by connecting approximately 1,400 additional lit addresses in Greater Cincinnati and 900 additional lit addresses in Hawaii during the twelve months ended December 31, 2020;

•	expanded the fiber network to span more than 12,900 route miles in Greater Cincinnati and 4,900 route miles in Hawaii; and
•

provided cell site back-haul services to approximately 90% of the 1,000 cell sites in the Greater Cincinnati market, of which approximately 97% of these sites are lit with fiber, and 80% of the 1,100 cell sites in Hawaii, all of which are lit with fiber.

As a result of our investments, we generated year-over-year Entertainment and Communications revenue growth each year from 2013 through 2019. Revenue in 2020 was unfavorably impacted by the effects of COVID-19 and the Company’s participation in the Keep Americans Connected pledge (“Pledge”). However, the Company continued to generate revenue growth in Consumer/SMB Data revenue in 2020 which has been the primary focus of our investments. In the fourth quarter of 2020, the Company entered into a definitive purchase agreement to acquire inter-island submarine and middle-mile terrestrial fiber infrastructure assets in Hawaii currently owned by the bankruptcy estate of the Paniolo Cable Company, LLC for $50.0 million. The transaction, which is subject to customary closing conditions, including approval of the bankruptcy court and federal regulatory authorities, is expected to close in the second half of 2021. The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.

Grow our IT Services and Hardware Segment

Cincinnati Bell continues to grow the IT Services and Hardware segment by developing new products, as well as expanding its reach to new customers. As a result of both organic and inorganic growth, our geographic footprint now extends across the U.S., Canada, Europe and India. We continue to diversify our customer base, and expand our product portfolio. During 2018, the acquisition of Hawaiian Telcom helped to expand the segment even further across the U.S. to Hawaii. The Company continues to develop high-demand products for business customers through our investments in unified communications and cloud services. Our ability to be innovative and to react to the changing technology demands of our customers is important to the growth of our IT Services and Hardware segment. Our offerings under the Infrastructure Solutions practice provide a platform for buyer engagement and an opportunity for connecting the customer to higher value professional and managed services. In 2020, 2019 and 2018, the Company saw significant increases in revenue from Communications solutions, specifically Unified Communications as a Service ("UCaaS"), Software-Defined Wide Area Network ("SD-WAN") and Network as a Service ("NaaS"), to customers that historically have purchased our hardware offerings.

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

Operations

As of December 31, 2020, the Company operated two segments: Entertainment and Communications and IT Services and Hardware.

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

Entertainment and Communications

The Entertainment and Communications segment provides products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 145 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. The key products and services provided by the Entertainment and Communications segment include the following:

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out FTTP addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps"). FTTP addresses now cover 61% of the market in Greater Cincinnati and 38% of the market in Hawaii. The Company is now able to provide internet speeds of up to 30 megabits per second ("Mbps") or more to approximately 75% of Greater Cincinnati and up to 20 Mbps or more to approximately 69% of homes and businesses on the island of Oahu, of which approximately 499,600 and 184,300 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

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

As a result of the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US trans-Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States. The system provides an initial 20 Terabytes per second ("Tbps") of capacity using state-of-the-art 100 Gbps technology to accommodate the increase in data consumption.

Voice

Voice represents local service over both copper and fiber. It also includes consumer long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting and call return.

The Company's voice access lines over copper continue to decrease as its customers have increasingly employed wireless technologies in lieu of wireline voice services ("wireless substitution"), migrated to competitors, or migrated to VoIP services provided by the Company and others.

Customers purchasing traditional long distance service can choose from a variety of long distance plans, which include unlimited long distance for a flat fee, purchase of minutes at a per-minute-of-use rate, or a fixed number of minutes for a flat fee. The Company's long distance lines and related minutes of use have continued to decline as a result of wireless substitution.

Video

In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 75% of Greater Cincinnati. As of December 31, 2020, we have 128,000 video subscribers in Greater Cincinnati. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 40,600 subscribers in Hawaii as of the end of 2020.

Other

Other revenue consists of revenue generated from wiring projects for business customers, Connect America Fund support (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), advertising, directory assistance, maintenance and information services.

Form 10-K Part I	Cincinnati Bell Inc.

IT Services and Hardware

The IT Services and Hardware segment provides a full range of managed IT solutions, telephony and IT equipment sales, and professional IT staffing services. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the U.S., Canada, Europe and India. By offering a full range of Infrastructure Solutions in addition to Cloud, Communications and Consulting services, the IT Services and Hardware segment provides end-to-end IT solutions designed to reduce cost and mitigate risk while optimizing performance for its customers.

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

Cloud

Virtual data center ("VDC") is a robust and scalable virtual infrastructure consisting of equipment, security, people and processes. This offering is provided in three different models - private cloud, dedicated cloud or public cloud - and provides customers with either a long-term or a short-term flexible solution that is fully managed by the Company and monitored around the clock from its Enterprise Network Operations Center ("ENOC").

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

The Company provides SLA-based monitoring and management services utilizing its ENOC. The ENOC includes highly certified engineers and operation experts that proactively monitor and manage our customers’ technology environments and applications. Standalone monitoring services provide customers with scheduled and automatic checks of customers' servers, routers, switches, load balancers and firewalls. We also provide customers with advance trouble shooting, repair and changes of customers' servers, routers, switches, load balancers and other network devices from our ENOC. These services can be provided to customers with equipment provided by the Company or customer-owned equipment and do not have geographical constraints. Services can be purchased individually or bundled by combining multiple products, services, and assets into a utility or service model.

Infrastructure Solutions

The Company maintains premium resale relationships and certifications with a variety of branded technology vendors which allows it to competitively sell, architect and install a wide array of telecommunications and IT infrastructure equipment to meet the needs of its customers.

Form 10-K Part I	Cincinnati Bell Inc.

Sales and Distribution Channels

The Company’s Entertainment and Communications segment utilizes a number of distribution channels to acquire customers. As of December 31, 2020, the Company operated eight retail stores in the Cincinnati operating territory to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

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

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2020, approximately 65% of CBET’s programming was sourced from the NCTC and approximately 55% of Hawaiian Telcom’s programming was sourced from the NCTC.

The IT Services and Hardware segment primarily purchases IT and telephony equipment that is either sold to a customer or used to provide service to the customer. The Company is a certified distributor of leading technology and software solutions including, but not limited to, Cisco, Hewlett-Packard, Dell and IBM. Most of this equipment is shipped directly to the customer from vendor locations, but the Company does maintain warehouse facilities for replacement parts and equipment testing and staging.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

Customers

The Company had no customers whose revenue comprised greater than 10% of total revenue in 2020, 2019 and 2018. As of December 31, 2020 and 2019, Verizon Communications Inc. (“Verizon”) comprised 20% and 25% of consolidated accounts receivable, respectively.  The accounts receivable with Verizon are significant to the Company, but the associated revenue does not exceed 10% of total revenue as a result of the application of ASC 606 and management’s conclusion that for hardware transactions we act as the agent, and as a result record revenue net of the cost of product.

Employees

At December 31, 2020, the Company had approximately 4,600 employees.  Approximately 25% of its employees are covered by collective bargaining agreements. Approximately 15% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 10% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective through the second quarter of 2021 and third quarter of 2022, respectively.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These include having the vast majority of our employees work from home starting in March 2020 and implementing additional safety measures for employees continuing critical work out in the field and at customer locations. We have also provided programs and resources to our employees to assist with the transition and added several company-wide paid days off and caregiving support to help employees balance their work and life responsibilities.

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

Business Segment Information

The amounts of revenue, intersegment revenue, operating income, expenditures for long-lived assets, and depreciation and amortization attributable to each of the Company’s business segments for the years ended December 31, 2020, 2019, and 2018 and assets as of December 31, 2020 and 2019 are set forth in Note 17 to the consolidated financial statements.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us.  Our business, financial condition, liquidity or results of operations could be materially affected by any of these risks.

Risks Related to Our Business, Operations and Industry

The global outbreak of COVID-19 and related government, private sector and individual consumer responsive actions have adversely affected the Company’s business operations, employee availability, financial performance, liquidity and cash flow and are expected to continue to do so for an unknown period of time.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, President Trump declared a national emergency relating to the outbreak. The outbreak has spread globally and has, and continues to, adversely affect workforces, customers and consumer sentiment and, along with a decrease in consumer spending, has led to an economic downturn in many markets. National, state and local authorities have recommended social distancing measures and have imposed and continue to consider quarantine and isolation measures for large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had, and are expected to continue to have, serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.

In the United States and in other countries and regions where we have a significant employee presence, facilities or critical operations, the outbreak of COVID-19 has impacted our ability to manage day-to-day operations and service our customers. It has also increased our costs of operations and resulted in, among other things, loss of revenue. For example, we have implemented corporate and personal travel restrictions for employees and vendors, cancelled events and enabled work-from-home for many employees by equipping them to safely support customers remotely. We have also implemented additional safety measures for our retail stores and field operations teams. Additionally, we have been required to temporarily close or reduce operations at some of our retail locations, facilities and customer call centers. Retail locations inside malls were closed temporarily, but reopened in June 2020 as stay-at-home orders began to ease in Ohio. Retail locations have remained open since June, but continue to have reduced hours of operation. Due to stay-at-home orders easing in the primary markets in which the Company operates, day-to-day operations have normalized as of the date of this filing, but the Company may be required to temporarily close or reduce operations at more of or all of its retail locations, facilities or call centers again if there is a resurgence of COVID-19 in the markets in which the Company operates. We expect the foregoing effects, and other effects of COVID-19, to continue for an unknown period of time.

Our business has been, and is expected to continue to be, negatively impacted by the effects of, or precautions taken to avoid exposure to, COVID-19, such as reduced travel or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, and by the resulting disruptions to economic conditions and financial markets. Such impacts include, but are not limited to:

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

Form 10-K Part I	Cincinnati Bell Inc.

•

In the event of a natural disaster, power outage, connectivity issue or other event that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue to support our customers’ needs and respond to inquiries through call center operations or to perform necessary repairs and maintenance.

The foregoing impacts, and other impacts of COVID-19 discussed elsewhere in these risk factors, are consistent with those generally affecting the economic, financial, regulatory and political conditions in the United States and elsewhere in the world, and are generally applicable to the industries and markets in which the Company and our subsidiaries operate. These impacts could materially increase our costs, negatively impact our consumer and business sales and damage the Company’s financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted because of the rapidly evolving nature of the COVID-19 pandemic and related factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the distribution and effectiveness of vaccines and the impact of these and other factors on our employees, customers and suppliers.

The Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share.

The telecommunications industry is very competitive, and the Company competes against larger, well-capitalized national providers.  Competitors may reduce pricing, create new bundled offerings, or develop new technologies, products or services that they can offer in expanded geographic regions.  Our competitors are expected to continuously upgrade their service quality and offerings.  If the Company cannot continue to offer reliable, competitively priced, value-added services, or if the Company does not keep pace with technological advances and upgrades, competitive forces could adversely affect it through a loss of market share or a decrease in revenue and profit margins.  The Company has lost access lines and expects to continue to lose them as part of the customer base migrates to competitors or alternative products of the Company.  These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

The Entertainment and Communications segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections.  Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services.  The Company believes wireless substitution accounts for the largest portion of its access line losses.  Also, cable competitors that have existing service relationships with the Company's customers in the Entertainment and Communications segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas.  As a result of wireless substitution and increased competition, legacy voice lines decreased by 11% and 10% in Cincinnati and Hawaii, respectively, in 2020 compared to 2019.

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

The Company may be unable to grow its revenues and cash flows despite the initiatives it has implemented.

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, fund our pension and other employee benefit obligations and pay preferred dividends pursuant to our dividend policy. We have identified some potential areas of opportunity and implemented several growth initiatives. We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations. The outbreak of COVID-19 has, and may continue to, negatively impact these opportunities and require us to incur additional related costs such as overtime wages for employees that are working additional hours to offset employees that are following quarantine protocol, personal protective equipment for field technicians and customer facing employees, and pandemic related wages for certain employees, particularly if the effects of COVID-19 persist for a significant period of time.

Form 10-K Part I	Cincinnati Bell Inc.

Failure to anticipate the need to introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry.

The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier and consumer customers.  The Company seeks to meet these needs through new product introductions, service quality and technological improvements.  New products and services are important to the Company’s success because our industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services.  The development of new technologies and products could accelerate the Company’s loss of access lines or limit the growth from our strategic products, which would have a material adverse effect on the Company’s revenue, results of operations, financial condition and cash flows.

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

The Company has provided alternative sources of revenue by way of its strategic products; however, these products may generate lower profit margins than its traditional services.  In addition, as a larger portion of our customer base has already migrated to these new product offerings, a decreased growth rate of strategic products can be expected.  Moreover, we cannot provide assurance that the revenues generated from our new offerings will mitigate revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

Negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers.  In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content, resulting in increased costs.

We must negotiate with the content owners of the programming that we carry.  These content owners are the exclusive provider of the channels they offer.  If we are unable to reach a mutually-agreed upon contract with a content owner, our existing agreements to carry this content may not be renewed, resulting in the blackout of these channels.  The loss of content could result in our loss of customers who place a high value on the particular content that is lost.  In addition, many content providers own multiple channels.  As a result, we typically have to negotiate the pricing for multiple channels rather than one, and carry and pay for content with which customers do not associate much value, in order to have access to other content with which customers do associate value.  Some of our competitors have materially larger scale than we do and may, as a result, be better positioned than we are in such negotiations.  As a result of these factors, the expense of content may continue to increase and have a material adverse impact on the Company’s results of operations and cash flows.

The Company's failure to meet performance standards under its agreements could result in customers terminating their relationships with the Company or customers being entitled to receive financial compensation, leading to reduced revenues and/or increased costs.

The Company’s agreements with its customers contain various requirements regarding performance and levels of service. If the Company fails to provide the levels of service or performance required by its agreements, customers may be able to receive financial compensation or may be able to terminate their relationship with the Company. In order to provide these levels of service, the Company is required to protect against human error, natural disasters, equipment failure, power failure, sabotage and vandalism, and have disaster recovery plans available in the event of disruption of service. Additionally, in the event that a significant number of our field technicians are affected by COVID-19, our ability to maintain our network could be reduced or could require significant overtime by unaffected field technicians. The failure to address these or other events may result in a disruption of service. In addition, any inability to meet service level commitments or other performance standards could reduce the confidence of customers. Decreased customer confidence could impair the Company’s ability to attract and retain customers, which could adversely affect the Company’s ability to generate revenues and operating results.

The Company generates a substantial portion of revenue by serving a limited geographic area.

The Company generates a substantial portion of revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii.  An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state. The impact of COVID-19 on the Hawaiian Islands has been, and could continue to be, more significant than in other geographies due to reliance on tourism by many businesses and reductions in tourism due to social distancing measures, self-quarantine requirements for visitors and recommendations of federal, state and local governments.

Form 10-K Part I	Cincinnati Bell Inc.

The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu. Any adverse economic conditions affecting Oahu (including the outbreak of COVID-19), or Hawaii generally, could materially impair our ability to operate our business. Labor shortages or increased labor costs in Hawaii could also have an adverse effect on our business. In addition, we may be subject to increased costs for goods and services that we are unable to control or defray as a result of operating in this limited territory. Increased expenses including, but not limited to, energy and health care could have an adverse effect on our business and results of operations.

One large customer accounts for a significant portion of the Company’s accounts receivable.  The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows.

As of December 31, 2020 and 2019, Verizon Communications Inc. (“Verizon”) comprised 20% and 25% of consolidated accounts receivable, respectively.  As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if products and services purchased were significantly reduced.  In addition, if Verizon were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established.  This would also negatively impact the available borrowing capacity under the Company's accounts receivable securitization facility ("Receivables Facility").

Maintaining the Company's telecommunications networks requires significant capital expenditures, and the Company's inability or failure to maintain its telecommunications networks could have a material impact on the Company’s market share and ability to generate revenue.

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

Form 10-K Part I	Cincinnati Bell Inc.

An IT and/or network security breach or cyber-attack may lead to unauthorized use or disabling of our network, theft of customer data or other sensitive data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business.

Cyber-attacks or other breaches of network or information technology security may cause equipment failures or disruptions to our operations.  Our inability to operate our wireline networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share.  In addition, the potential liabilities associated with these events could exceed the insurance coverage we maintain.  Cyber-attacks, which include hacking, denial of service, use of malware, including ransomware and advanced persistent threats (APTs), and other means of unauthorized access or disruption of services, have increased in frequency, scope and potential harm in recent years. These risks may be further heightened as we expand our cloud-based and managed customer support businesses and reliance on internet-based services. While, to date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventative actions we take to reduce the risk of cyber incidents and protect our information technology, networks and data may be insufficient to repel a major cyber-attack in the future.  Significant security failures could result in the unauthorized use or disabling of our network elements. The costs associated with a major cyber-attack could include material incentives offered to existing customers and business partners to retain their business, increased expenditures on cyber security measures, lost revenues from business interruption, litigation, fines from regulatory authorities and damage to our reputation.  If we fail to prevent the theft of valuable information such as customer records and other sensitive information about the Company, including intellectual property, or if we fail to protect the privacy of customer and employee data against security breaches, it could result in damage to our reputation, which could adversely impact customer and investor confidence.  Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

Weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, other hostile acts and events beyond our control.  Such events could cause significant damage to our infrastructure resulting in degradation or disruption of service to our customers.  The potential liabilities associated with these events could exceed the insurance coverage we maintain.  Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.  These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers.  A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations.  In addition, these occurrences could result in lost revenues from business interruption as well as damage to our reputation.

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

The Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company’s growth, cause it to lose customers or materially and adversely impact its business, financial condition, and results of operations.

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

As a result of the COVID-19 pandemic and its effects on our suppliers around the world, we may experience shortages, price increases or delays to the delivery of materials. We could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

Form 10-K Part I	Cincinnati Bell Inc.

Moreover, certain policies and statements by President Trump and senior government officials have given rise to uncertainty about the status of certain international trade agreements to which the United States is a party and the position of the United States with respect to international trade generally. The U.S. government has recently increased tariffs and imposed new tariffs on a wide range of products imported from China. It remains unclear what additional actions, if any, the current U.S. administration will take with respect to existing trade relationships. Additional trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us and to our suppliers based in the United States and may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

Cyber-attacks or security breaches at third parties providing critical services or with access to or possession of sensitive data could also adversely impact business operations or result in regulatory actions, loss of customers, legal fees or increased costs, associated with incident response beyond current insurance limits. Cyber-attacks of technology that is used in the organizations supply-chain to provide network and IT services or that are resold to customers could also have the same adverse impacts.

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

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor unions when they expire, or if the Company’s unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represents approximately 25% of the Company’s employees.  No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future.  If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the business.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

As of December 31, 2020, the Company and our subsidiaries had outstanding indebtedness of $1,971.7 million, on which it incurred $134.2 million of interest expense in 2020 and had a total shareowners’ deficit of $191.1 million. In October 2017, the Company entered into a new Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million (the "Revolving Credit Facility") and (ii) a seven-year $600 million senior secured term loan facility (the "Tranche B Term Loan due 2024").  At December 31, 2020, the Company and our subsidiaries had $4.1 million of borrowing availability under the Receivables Facility and had the ability to borrow up to an additional $133.0 million under the Revolving Credit Facility, subject to compliance with certain conditions.

The Company’s debt has important consequences, including the following:

•

the Company is required to use a substantial portion of its cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions, investments and alliances, and other general corporate requirements;

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

In addition, certain of the Company’s variable rate debt, including debt under the Revolving Credit Facility and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of U.S. Dollar LIBOR on December 31, 2021 for only the one week and two month U.S. Dollar LIBOR tenors, and on June 30, 2023 for all other U.S. Dollar LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. Dollar LIBOR issuances by the end of 2021. These reforms may cause LIBOR to cease to be used entirely, to be replaced with a new benchmark or to perform differently than in the past.  The consequences of these developments cannot be entirely predicted but could include an increase in the cost of the Company’s variable rate indebtedness.

The Company’s creditors and preferred stockholders have claims that are superior to claims of the holders of the Company's common stock.  Accordingly, in the event of the Company’s dissolution, bankruptcy, liquidation, or reorganization, payment is first made on the claims of creditors of the Company and our subsidiaries, then preferred stockholders, and finally, if amounts are available, to holders of the Company's common stock.

The Company’s credit agreement, the indenture governing the Company's notes due 2024, the indenture governing the Company's notes due 2025 and other indebtedness impose significant restrictions on the Company.

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company.  These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	guarantee indebtedness;
•	declare or pay dividends or make other distributions to shareholders;
•	repurchase equity interests;
•	enter into agreements that restrict dividends or other payments from subsidiaries;
•	issue or sell capital stock of certain of our subsidiaries;
•	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis; and
•	change our fiscal year.

The agreements governing the Credit Agreement also require the Company to achieve and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the Credit Agreement and our other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and
•

adversely affect the Company’s ability to finance our operations, strategic acquisitions, investments or alliances, other capital needs, or to engage in other business activities that would be in our interest.

Form 10-K Part I	Cincinnati Bell Inc.

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements.  During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable.  Additionally, under the Credit Agreement, the lenders may elect not to provide loans under the Revolving Credit Facility until such default is cured or waived.  The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument.  Failure to comply with these covenants, if not cured or waived, would limit the cash available to the Company required to fund operations and our general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

The Company depends on its revolving credit facility and receivables facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations.  The Revolving Credit Facility has a maturity date of October 2022.  The Receivables Facility has a termination date of May 2023 and is subject to renewal every 364 days, with the next renewal occurring in May 2021.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios.  Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities.

As of December 31, 2020, the Company had $67.0 million of outstanding borrowings under the Revolving Credit Facility, leaving $133.0 million in additional borrowing availability under this facility.  The $200.0 million available under the Revolving Credit Facility is funded by various financial institutions.  If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2020, the Company had a total borrowing capacity of $200.0 million on a maximum borrowing capacity of $200.0 million on our Receivables Facility. At that date, there were $182.0 million of outstanding borrowings and $13.9 million of outstanding letters of credit. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit.  If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.  As of December 31, 2020, the Company had $4.1 million of borrowing capacity remaining under its Receivables Facility.

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond the Company’s control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, including the effects of the COVID-19 outbreak, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations that additional sources of debt financing will be available or that future borrowings will be available under its Revolving Credit Facility or Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, the Company will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

The Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments.

Virtually all of the Company's operations are conducted through our subsidiaries and most of the Company's debt is held at the parent company.  Certain of the Company's material subsidiaries are subject to regulatory authority which may potentially limit the ability of such subsidiaries to distribute funds or assets.  If any of the Company's subsidiaries were to be prohibited from paying dividends or making distributions, the Company may not be able to make the scheduled interest and principal repayments on our debt.  This failure would have a material adverse effect on the Company's liquidity and the trading price of the Company's common stock, preferred stock, and debt instruments, which could result in its dissolution, bankruptcy, liquidation or reorganization.

Form 10-K Part I	Cincinnati Bell Inc.

Risks Related to Our Financial Condition

The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition.

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity. The COVID-19 pandemic has resulted in an economic downturn, including increased unemployment and a decrease in consumer and commercial activity that may continue for an extended period of time. The Company’s primary source of cash is customer collections. As a result of current adverse economic conditions and uncertainty relating to the COVID-19 pandemic, some customers have cancelled or requested discounts on future contracted services or have had difficulty paying their accounts receivable. Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen. In response to the negative economic impacts of the COVID-19 pandemic, the Company has pledged to not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by COVID-19 and to waive any late fees that any residential or small business customers would incur because of economic circumstances related to COVID-19 through June 30, 2020. This pledge has resulted and could continue to result in lower revenues, and has resulted, and could continue to result, in increases in the allowance for doubtful accounts due to future collection risk, which has negatively affected our results of operations and could continue to negatively affect our results of operations in the future. Furthermore, the sales cycle has been lengthened, and could be further lengthened, due to business customers slowing spending and/or delaying decision-making on the Company’s products and services, which has adversely affected, and could further adversely affect, revenues. Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company. If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees and certain former executives.  The Company also provides healthcare and group life insurance benefits for eligible retirees.  The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans.  The accounting for employee benefit plans is complex as is the process of calculating the benefit obligations under the plans.  Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income.  In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations.  These adverse changes could have a significant negative impact on the Company’s shareowners’ deficit.  Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs.  Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans or to accelerate the timing of required payments.

The trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline.

The market price of the Company’s common stock has been volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this report and other factors beyond the Company’s control, such as volatility in equity markets and fluctuations in the valuation of companies perceived by investors to be comparable to the Company. The Company’s recent stock price reflects the assumption that the MIP Merger, as defined below, will be completed or a new offer will proceed to an agreement and an acquisition will be completed.

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

Form 10-K Part I	Cincinnati Bell Inc.

Risks Related to the Merger with Macquarie Infrastructure Partners

There are material uncertainties and risks associated with the MIP merger agreement and Transaction.

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

•

The announcement or pendency of the MIP Merger may impede the Company’s ability to retain and hire key personnel (including senior management team and key sales associates) and its ability to maintain relationships with its customers, suppliers and others with whom we do business or our operating results and business generally;

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

The Transaction may not be completed in a timely manner or at all.

Completion of the MIP Merger is subject to customary closing conditions, including (1) the absence of an order, injunction or law prohibiting the MIP Merger, (2) the expiration or early termination of the waiting period (including any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (3) approval of the MIP Merger by the Committee on Foreign Investment in the United States under Section 721 of the Defense Production Act of 1950, as amended, and (4) certain FCC consents and state regulatory consents required in connection with the MIP Merger, including consent by the Committee, shall have been obtained, shall not be subject to agency reconsideration or judicial review, and the time for any person to petition for agency reconsideration or judicial review shall have expired.

At this time, it is not possible for the Company to predict the outcome of ongoing regulatory reviews at the federal and state levels, including whether regulatory entities may condition approval of the MIP Merger on any specific mitigation arrangement or other conditions. Any such mitigation arrangement or condition may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future. In addition, the MIP Merger Agreement may require the Company and MIP to comply with conditions imposed by regulatory entities, and neither company is required to take any action with respect to obtaining any regulatory approval that, individually or in the aggregate, would be reasonably likely to have a material adverse effect on MIP and its affiliates (taken as a whole) or the Company and our subsidiaries (taken as a whole). There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the MIP Merger. There can be no assurance that all of these required approvals and clearances will be obtained or will be obtained on a timely basis. The COVID-19 outbreak may also result in delays to the receipt of certain regulatory approvals required to consummate the MIP Merger.

Form 10-K Part I	Cincinnati Bell Inc.

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

Failure to complete the Transaction could negatively impact the Company’s business, financial results and stock price.

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

The Company has incurred, and will incur, substantial direct and indirect costs as a result of the Transaction.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the MIP Merger, and some of these fees and costs are payable by the Company regardless of whether the MIP Merger is consummated.

Intellectual Property, Tax, Regulatory, and Litigation Risks

The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets.

As of December 31, 2020, the Company had deferred tax assets of $331.1 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $197.5 million, and state and local net operating loss carryforwards of $42.4 million.  The Company has recorded a valuation allowance against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.  The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources.  If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, or if the use of its net operating loss carryforwards is limited by Internal Revenue Code Section 382 or similar state statutes, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

Changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows.

The Company calculates, collects and remits various federal, state, and local taxes, surcharges, and regulatory fees to numerous federal, state and local governmental authorities, including but not limited to federal Universal Service Fund contributions, sales tax, regulatory fees and use tax on purchases of goods and services used in our business.  Tax laws are subject to change, and new interpretations of how various statutes and regulations should be adhered to are frequently issued.  In many cases, the application of tax laws are uncertain and subject to differing interpretations, especially when evaluated against the Company’s new and evolving technologies and services.  In the event that we have incorrectly calculated, assessed, or remitted amounts due to governmental authorities, or if revenue and taxing authorities disagree with positions we have taken, we could be subject to additional taxes, fines, penalties, or other adverse actions.  In the event that federal, state, or local municipalities were to significantly increase taxes on goods and services used to construct and maintain our network, operations, or provision of services, or seek to impose new taxes, there could be a material adverse impact on financial results.

Form 10-K Part I	Cincinnati Bell Inc.

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict our ability to price our products and services competitively, and threaten our operating licenses.

Several of the Company’s subsidiaries are subject to regulatory oversight of varying degrees at both the state and federal levels, which may differ from the regulatory scrutiny faced by the Company’s competitors. A significant portion of the Company’s revenue is derived from pricing plans that are subject to regulatory review and approval. These regulated pricing plans limit the rates the Company can charge for some services while the competition has typically been able to set rates for services with limited or no restriction. In the future, regulatory initiatives that would put the Company at a competitive disadvantage or mandate lower rates for our services would result in lower profitability and cash flows for the Company. In addition, different regulatory interpretations of existing regulations or guidelines may affect the Company’s revenues and expenses in future periods.

At the federal level, the Company’s telecommunications services are subject to the Communications Act of 1934 as amended by the Telecommunications Act of 1996, including rules adopted by the Federal Communications Commission (“FCC”). In addition, the Company’s submarine cable facilities and operations are also subject to requirements imposed by the national security and law enforcement agencies (e.g., the Departments of Justice, Defense and Homeland Security). At the state level, Cincinnati Bell Telephone Company LLC (“CBT”) operates as the incumbent local exchange carrier (“ILEC”) and carrier of last resort in portions of Ohio, Kentucky, and Indiana, while Hawaiian Telcom, Inc. (“HTI”) serves as the ILEC and carrier of last resort in Hawaii. As the ILEC in those states, these entities are subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s and HTI’s ability to compete in their respective markets. In addition, although less heavily regulated than the Company’s ILEC operations, other subsidiaries are authorized to provide competitive local exchange service, long distance, and cable television service in various states, and consequently are also subject to various state and federal telecommunications and cable regulations that could adversely impact their operations.

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues, including national security and law enforcement matters that could result in significant changes to the business conditions in the telecommunications industry. On April 4, 2020, President Trump issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses or deny or condition approval of new licenses and license transfers. It is not possible for the Company to determine whether it may be subject to a proceeding to revoke or modify our existing licenses or predict the outcome of a review of new license or transfer applications by the Committee in the future. A review of existing licenses and/or a review of new licenses and transfers by the Committee may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

In addition, in connection with our internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the internet. There is currently only limited regulation applicable to these services although court decisions, legislative action and/or changes in regulatory policy could lead to greater regulation of the internet (including internet access services). The Company cannot provide any assurances that changes in current or future regulations adopted by the FCC or state regulators, or other legislative, administrative, or judicial initiatives relating to the telecommunications industry, will not have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The Company may be unaware of intellectual property rights of others that may cover some of our technology, products or services.  Any litigation growing out of third-party patents or other intellectual property claims could be costly and time-consuming and would divert the Company’s management and key personnel from our business operations.  The complexity of the technology involved and the uncertainty of intellectual property litigation increases these risks.  Resolution of claims of intellectual property infringement might also require the Company to enter into costly license agreements.  Likewise, the Company may not be able to obtain license agreements on acceptable terms.  The Company also may be subject to significant damages or injunctions against the development and sale of certain of our products or services.  Further, the Company often relies on licenses of third-party intellectual property for its businesses.  The Company cannot ensure these licenses will be available in the future on favorable terms or at all.

Form 10-K Part I	Cincinnati Bell Inc.

Third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury.

The Company’s success significantly depends on the competitive advantage it gains from our proprietary technology and other valuable intellectual property assets.  The Company relies on a combination of patents, copyrights, trademarks and trade secrets protections, confidentiality provisions and licensing arrangements to establish and protect its intellectual property rights.  If the Company fails to successfully enforce its intellectual property rights, its competitive position could suffer, which could harm its operating results.

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

The industry that the Company operates in faces a substantial risk of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. Additionally, while preventative measures such as social distancing, frequent hand washing and wearing personal protective equipment including masks and gloves are being taken by our field technicians, the risk of inadvertent transmission of COVID-19 through human interaction could still occur and result in litigation in states in which we operate, with the exception of Ohio. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.

The Ohio legislature passed House Bill 606, which became effective December 16, 2020, providing for Qualified Civil Immunity due to COVID-19 from March 9, 2020, through September 30, 2021. The bill significantly limits legal exposure to Ohio businesses, which, absent a showing of reckless, intentional, or willful or wanton misconduct, would not be liable to customers, employees, or others for actions or omissions resulting in the exposure to, or transmission or contraction of, COVID-19. The bill also flatly bars class actions based in whole or in part on allegations that a health care provider, business, government entity, or person caused exposure to, or the transmission or contraction of COVID-19.

The Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws.

The Company’s operations are subject to laws and regulations relating to the protection of the environment, health, and human safety, including those governing the management and disposal of, and exposure to, hazardous materials and the clean-up of contamination, and the emission of radio frequencies.  While the Company believes its operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, the Company could incur significant costs resulting from complying with or violations of such laws, the imposition of clean-up obligations and third-party suits.  For instance, a number of the Company’s sites formerly contained underground storage tanks for the storage of used oil and fuel for back-up generators and vehicles.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, the Company owned or maintained properties throughout the U.S., Canada and India. Our headquarters is located in Cincinnati, Ohio where we lease approximately 240,000 square feet for executive, administrative and business offices for the Company. In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in Canada and India for operations to support our IT Services and Hardware segment.

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

Item 3. Legal Proceedings

The Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2020, cannot be reasonably determined.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common shares (symbol: CBB) are listed on the New York Stock Exchange.

(b) Holders

As of January 31, 2021, the Company had 4,635 holders of record of the 50,908,586 common shares outstanding and 155,250 shares outstanding of the 6 3/4% Cumulative Convertible Preferred Stock.

(c) Dividends

In both 2020 and 2019, the Company paid $10.4 million of dividends on its 6 3/4% Cumulative Convertible Preferred Stock.  In 2020 and 2019, the Company did not pay any dividends on its common stock and does not intend to pay any common stock dividends in 2021.

(d) Stock Performance

The following graph compares Cincinnati Bell Inc.'s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Integrated Telecommunication Services index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Cincinnati Bell Inc.	$100	$124	$116	$43	$58	$85
S&P 500	$100	$112	$136	$130	$171	$203
S&P Integrated Telecommunication Services	$100	$124	$124	$115	$148	$131

Copyright © 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

Form 10-K Part II	Cincinnati Bell Inc.

(e) Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (in millions)*
10/1/2020 - 12/31/2020	—	$—	—	$124.4

*

In February 2010, the Board of Directors approved an additional plan for the repurchase of the Company’s outstanding common stock in an amount up to $150.0 million.  This repurchase plan does not have a stated maturity.

Item 6. Selected Financial Data

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

ASU 2016-02, Leases, was adopted effective January 1, 2019.  As a result, the Company recognized “operating lease right-of-use assets” and “operating lease liabilities” in the Consolidated Balance Sheets for 2019.  ASU 2016-02 was adopted using the modified retrospective transition method, which did not require the Company to adjust comparative periods.  Financial data for the periods ending in 2018, 2017 and 2016 have not been adjusted to reflect the adoption of ASU 2016-02. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of ASC 842.

Form 10-K Part II	Cincinnati Bell Inc.

The selected financial data should be read in conjunction with the consolidated financial statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this document.

(dollars in millions, except per share amounts)	2020	2019	2018 (c)	2017 (d)	2016
Operating Data
Revenue	$1,559.8	$1,536.7	$1,378.2	$1,065.7	$1,017.6
Cost of services and products, selling, general and administrative, depreciation and amortization expense	1,441.9	1,443.9	1,264.1	959.1	905.8
Other operating costs and losses (a)	51.9	19.7	30.8	51.2	13.0
Operating income	66.0	73.1	83.3	55.4	98.8
Interest expense	134.2	139.6	131.5	85.2	75.7
Loss on extinguishment of debt, net	—	—	1.3	3.2	19.0
Gain on sale of CyrusOne investment	—	—	—	(117.7)	(157.0)
(Loss) income from continuing operations	(81.1)	(77.2)	(60.4)	66.7	164.4
Income from discontinued operations, net of tax	—	—	—	—	0.3
Net (loss) income	(55.6)	(66.6)	(69.8)	40.0	103.0
Basic (loss) earnings per common share from continuing operations	$(1.30)	$(1.53)	$(1.73)	$0.70	$2.19
Basic earnings per common share from discontinued operations	$—	$—	$—	$—	$0.01
Basic (loss) earnings per common share	$(1.30)	$(1.53)	$(1.73)	$0.70	$2.20
Diluted (loss) earnings per common share from continuing operations	$(1.30)	$(1.53)	$(1.73)	$0.70	$2.19
Diluted earnings per common share from discontinued operations	$—	$—	$—	$—	$0.01
Diluted (loss) earnings per common share	$(1.30)	$(1.53)	$(1.73)	$0.70	$2.20
Dividends declared per common share	$—	$—	$—	$—	$—
Weighted-average common shares outstanding
Basic	50.6	50.4	46.3	42.2	42.0
Diluted	50.6	50.4	46.3	42.4	42.1
Financial Position
Property, plant and equipment, net	$1,729.1	$1,780.8	$1,844.0	$1,129.0	$1,085.5
Total assets	2,668.6	2,653.8	2,730.2	2,187.6	1,561.3
Total long-term obligations (b)	2,313.6	2,270.3	2,263.5	1,948.2	1,429.8
Other Data
Cash flow provided by operating activities	$206.1	$259.1	$214.7	$203.4	$173.1
Cash flow used in investing activities	(226.4)	(223.3)	(437.4)	(236.8)	(95.5)
Cash flow provided by (used in) financing activities	25.6	(39.6)	(158.1)	420.2	(75.3)
Capital expenditures	(223.6)	(223.8)	(220.6)	(210.5)	(286.4)
(a)	Other operating costs and losses consist of restructuring and severance related charges (reversals), loss (gain) on disposal of assets – net and transaction and integration costs.

(b)

Total Long-term obligations are comprised of long-term debt, less current portion, operating lease liabilities, pension and postretirement benefit obligations, pole license agreement obligation, deferred income tax liabilities and other noncurrent liabilities. See notes 1, 8, 9, 10, and 12 to the consolidated financial statements for discussions related to 2020 and 2019.

(c)	Operating data includes Hawaiian Telcom results beginning with the date of the acquisition in July 2018.

(d)	Operating data includes OnX results beginning with the date of the acquisition in October 2017.

Form 10-K Part II	Cincinnati Bell Inc.

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

Consolidated revenue totaled $1,559.8 million for the year ended December 31, 2020, an increase of $23.1 million compared to the same period in 2019 as growth in the IT Services and Hardware segment more than offset declines in the Entertainment and Communications segment.  Entertainment and Communications Legacy revenue decreased $35.0 million in 2020 compared to the prior year.  Decline in Video revenue due to fewer video subscribers and lower nonrecurring revenue due to participation in the Keep Americans Connected pledge (“Pledge”) also contributed to the decline year over year.  IT Services and Hardware revenue increased $47.3 million in 2020 compared to 2019.  Revenue growth in the Consulting and Communications practices more than offset decreased revenue contributed by the Cloud and Infrastructure Solutions practices.  Cloud revenue declined in 2020 due to General Electric Company (“GE”) revenue related to certain programs still included in the first quarter of 2019 that did not recur in 2020.

Form 10-K Part II	Cincinnati Bell Inc.

Operating income in 2020 was $66.0 million, down $7.1 million compared to the same period in 2019.  The decrease in operating income was primarily due to higher transaction and integration charges, including the termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, as well as restructuring and severance related charges related to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.  These increased costs were partially offset by lower depreciation and amortization expense of $11.5 million and by cost savings in SG&A due to reduced travel and entertainment and lower advertising and promotional expense compared to 2019.

Loss before income taxes totaled $81.1 million for the year ended December 31, 2020, resulting in an increase in the loss of $3.9 million as compared to the comparable period in 2019.  The increase in the loss primarily due to the factors impacting operating income was partially offset by a decrease in interest expense.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is expected to continue to result, in significant economic disruption and has adversely affected, and is expected to continue to adversely affect, our business. Significant uncertainty continues to exist concerning the magnitude of the impact, the duration of the COVID-19 pandemic and the macroeconomic effects even once the pandemic has subsided. On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Pledge and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The Pledge expired on June 30, 2020, and the Company started to collect late payment fees and reactivation fees starting in August 2020. In accordance with regulatory orders in Hawaii, the Pledge continues to be honored for certain regulated services. The Company proactively worked with customers in an effort to avoid deactivations, but not all accounts could be cured and approximately 4,000 customer accounts in the Cincinnati market were disconnected during the third and fourth quarters of 2020.  Balances associated with accounts that have been disconnected are fully reserved as of December 31, 2020 and are expected to be written off during the first quarter of 2021.

In response to the number of households that must provide remote schooling either full or part-time as a result of the COVID-19 pandemic, the Company partnered with several community organizations to provide free internet to qualifying students through the “Connect our Students” program. As of December 31, 2020, the Company has delivered internet to approximately 4,900 households through this program.

The majority of our operations have continued as usual as the services that we provide and the networks that we maintain are considered critical by local and state authorities in the geographies in which we operate. The Company started executing its business continuity plan in March and transitioned employees who could execute their work remotely to work from home with little disruption and has implemented additional safety protocols for customer facing employees. In states in which employees are allowed to return to the office, the Company has implemented updated safety policies to ensure the safety of our employees and customers. As of December 31, 2020, a significant portion of our workforce continues to work from home and are expected to continue to work from home for most of 2021.

With respect to liquidity, we continue to evaluate and take actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, limiting discretionary spending, significantly reducing non-essential travel until further notice and re-evaluating the timing of capital projects. Additionally, we have leveraged certain benefits included in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, including deferral of 2020 required pension plan contributions to the fourth quarter of 2020 and deferral of employer social security tax payments for wage payments subsequent to March 12, 2020 of approximately $5.0 million in the second, third and fourth quarters of 2020 to be paid equally in the fourth quarters of 2021 and 2022.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic, effectiveness of the vaccine and timeliness that individuals receive the vaccine. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders. The programs put in place and efforts by employees to manage and reduce expenses have more than offset the negative impacts caused by COVID-19 since the start of the pandemic due to revenue loss and incremental spend for personal protective equipment, employee compensation programs and bad debt expense. To reward employees for their continued efforts during COVID-19, a one-time bonus was recorded in the third quarter of $5.7 million that was paid in the fourth quarter.  While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, results of operations, liquidity or capital resources, we believe that it is important to share where we stand today, how our response to COVID-19 is progressing and how our operations and financial condition may change as the fight against COVID-19 progresses.

Form 10-K Part II	Cincinnati Bell Inc.

Consolidated Results of Operations

Revenue

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Revenue
Entertainment and Communications	$949.9	$974.1	$(24.2)	(2)%	$831.1	$143.0	17%
IT Services and Hardware	609.9	562.6	47.3	8%	547.1	15.5	3%
Total revenue	$1,559.8	$1,536.7	$23.1	2%	$1,378.2	$158.5	12%

Entertainment and Communications revenue decreased in 2020 compared to the prior year primarily due to the decline in Legacy revenue. In addition to Legacy revenue decline, Video revenue declined due to 7,100 fewer subscribers in Cincinnati and 2,100 fewer subscribers in Hawaii as well as decline of certain nonrecurring revenue as a result of the Company suspending late payment fees and reactivation fees as part of the Pledge.  Partially offsetting the revenue decline, Consumer Data increased $18.2 million compared to 2019 with internet subscriber growth in both the Cincinnati and Hawaii markets. Entertainment and Communications revenue increased in 2019 compared to 2018 due to the acquisition of Hawaiian Telcom, which contributed revenue of $306.6 million and $155.1 million in 2019 and 2018, respectively.  In Cincinnati, Fioptics revenue was up 4% in 2019 compared to the comparable period in the prior year partially mitigating the decline in Legacy revenue.

IT Services and Hardware revenue increased in 2020 compared to the prior year due to revenue growth in the Consulting and Communications practices.  Cloud revenue declined due to lower revenue resulting from GE insourcing certain cloud services.  Lower Infrastructure Solutions revenue in 2020 compared to 2019 is due to a decline in hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.  IT Services and Hardware revenue increased in 2019 compared to 2018 primarily due to the acquisition of Hawaiian Telcom which contributed revenue of $40.1 million and $19.9 million in 2019 and 2018, respectively.  In addition to the impact of the acquisition, increased revenue from the Communications and Consulting practices was partially offset by lower revenue in the Cloud and Infrastructure Solutions practices.  Cloud revenue decline in 2019 is primarily due to lower revenue contributed by GE of $20.6 million compared to the prior year due to GE insourcing certain cloud services.

Operating costs

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Cost of services and products
Entertainment and Communications	$420.2	$445.0	$(24.8)	(6)%	$384.1	$60.9	16%
IT Services and Hardware	381.8	339.6	42.2	12%	314.6	25.0	8%
Total cost of services and products	$802.0	$784.6	$17.4	2%	$698.7	$85.9	12%

Entertainment and Communications costs decreased in 2020 compared to the prior year primarily due to decreases in payroll related costs, video content costs, operating taxes and contract services.  Lower payroll related costs are due to headcount reductions made during restructuring initiatives that were executed in the first quarter of 2020 and throughout 2019.  In addition to restructuring initiatives, payroll related costs declined due to lower expense for healthcare and workers compensation benefits in 2020 compared to 2019.  Lower operating taxes are due to the release of a sales and use tax reserve in 2020 of $4.2 million due to favorable audit results in addition to a decrease in general excise tax.  The decrease in contract services is driven by a one-time project for $1.6 million recognized in the fourth quarter of 2019.

Entertainment and Communications costs increased in 2019 compared to the same period in 2018 primarily due to the acquisition of Hawaiian Telcom which contributed costs of $150.9 million and $80.1 million in 2019 and 2018, respectively.  Excluding the impact associated with the acquisition, costs of services and products decreased $9.9 million for the year ended December 31, 2019, as compared to the comparable period in the prior year.  The decrease in 2019 compared to 2018 is due to lower contract services costs and lower payroll related costs due to headcount reductions made during restructuring initiatives that were executed in 2018.

IT Services and Hardware costs increased in 2020 and 2019 compared to the same periods in the prior year primarily due to increases in payroll related costs and contractor costs associated with additional resources to support the growth in the Consulting and Communications practices.  IT Services and Hardware costs also increased in 2020 compared to 2019 due to increases in regulatory fees and software licensing costs.  Higher software licenses costs were incurred to support the revenue growth in the Communications practice.  In addition, the increase in costs in 2019 compared to the same period in 2018 is partially due to the acquisition of Hawaiian Telcom which contributed $21.9 million and $9.8 million to cost of services and products in 2019 and 2018, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Selling, general, and administrative
Entertainment and Communications	$175.0	$179.1	$(4.1)	(2)%	$148.0	$31.1	21%
IT Services and Hardware	148.5	153.3	(4.8)	(3)%	151.1	2.2	1%
Corporate	23.0	22.0	1.0	5%	14.3	7.7	54%
Total selling, general and administrative	$346.5	$354.4	$(7.9)	(2)%	$313.4	$41.0	13%

SG&A costs decreased in both segments in 2020 compared to 2019 due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business.  Decreases in both segments were partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and incremental bonus expense recorded in the third quarter of 2020.  The decrease in Entertainment and Communications SG&A costs was also partially offset by an increase in contract services due to higher insurance costs.

Entertainment and Communications SG&A expenses were up in 2019 compared to the same period in the prior year primarily due to the acquisition of Hawaiian Telcom.  Hawaiian Telcom contributed SG&A expense of $64.2 million and $32.9 million in 2019 and 2018, respectively.  SG&A costs also increased in 2019 compared to the prior year due to an increase in advertising expense and the bad debt reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019 whose collectability was uncertain.  These increases were partially offset as the segment continued to focus on cost containment and realizing synergies with Hawaiian Telcom.

IT Services and Hardware SG&A costs increased in 2019 compared to the prior year due to additional expense contributed by Hawaiian Telcom.  Hawaiian Telcom contributed SG&A costs of $9.4 million and $5.4 million in 2019 and 2018, respectively.  The increase in 2019 was partially offset by lower payroll costs resulting from headcount reductions carried out in 2018.

Corporate SG&A costs increased in 2020 and 2019 driven largely by higher payroll related costs.  Corporate SG&A costs in 2020 were also negatively impacted due to the Company no longer qualifying for a payroll tax benefit that was received in 2019 and 2018.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Depreciation and amortization expense
Entertainment and Communications	$252.7	$255.8	$(3.1)	(1)%	$210.8	$45.0	21%
IT Services and Hardware	40.6	48.9	(8.3)	(17)%	41.0	7.9	19%
Corporate	0.1	0.2	(0.1)	(50)%	0.2	—	0%
Total depreciation and amortization expense	$293.4	$304.9	$(11.5)	(4)%	$252.0	$52.9	21%

Entertainment and Communications depreciation and amortization expense decreased in 2020 compared to the prior year primarily due to a decrease in assets placed in service in connection with the expansion of our fiber network. The increase in 2019 compared to 2018 is due to the acquisition of Hawaiian Telcom and the related increase in intangibles and property, plant and equipment.

IT Services and Hardware depreciation and amortization expense was impacted in 2020 and 2019 as compared to the same periods in the prior year due to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019.  Depreciation and amortization expense also decreased in 2020 compared to 2019 due to certain property, plant and equipment reaching the end of its useful life in 2019.  In addition, depreciation and amortization expense increased in 2019 compared to the same period in the prior year due to Hawaiian Telcom contributing incremental depreciation expense of $3.8 million in 2019 as compared to 2018.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Restructuring and severance related charges
Entertainment and Communications	$14.8	$4.9	$9.9	n/m	$3.1	$1.8	58%
IT Services and Hardware	2.0	2.0	—	0%	4.9	(2.9)	(59)%
Corporate	0.1	—	0.1	n/m	0.3	(0.3)	n/m
Total restructuring and severance related charges	$16.9	$6.9	$10.0	n/m	$8.3	$(1.4)	(17)%

Restructuring and severance charges recorded in 2020 in the Entertainment and Communications segment are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations.  Restructuring and severance charges recorded in 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs.

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

Restructuring and severance charges recorded in 2018 are primarily related to continued efforts to realize synergies following the acquisitions of Hawaiian Telcom and OnX.  In the fourth quarter of 2018, there was a VSP for certain management employees in the Entertainment and Communications segment, as well as Corporate.  In the second quarter of 2018, the Company incurred severance costs associated with initiatives to reduce costs in the IT Services and Hardware segment.  In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Other operating costs
Transaction and integration costs	$35.0	$12.8	$22.2	n/m	$22.5	$(9.7)	(43)%
Total other operating costs	$35.0	$12.8	$22.2	n/m	$22.5	$(9.7)	(43)%

Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement in the first quarter of 2020.  The Company also incurred transaction and integration costs in 2020 associated with the MIP Merger Agreement.  Transaction and integration costs incurred in 2019 are primarily due to the Brookfield Merger Agreement entered into in the fourth quarter of 2019.  Transaction and integration costs incurred in 2018 are due to the acquisition of Hawaiian Telcom that closed in the third quarter of 2018.

Non-operating expenses (income)

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Non-operating costs
Interest expense	$134.2	$139.6	$(5.4)	(4)%	$131.5	$8.1	6%
Loss on extinguishment of debt, net	—	—	—	n/m	1.3	(1.3)	n/m
Other components of pension and postretirement benefit plans expense	14.1	11.2	2.9	26%	12.5	(1.3)	(10)%
Other (income) expense, net	(1.2)	(0.5)	(0.7)	n/m	(1.6)	1.1	(69)%
Income tax (benefit) expense	(25.5)	(10.6)	(14.9)	n/m	9.4	(20.0)	n/m

Interest expense decreased in 2020 compared to the prior year due to the decrease in LIBOR rates.  Interest expense increased in 2019 compared to the same period in 2018 primarily due to interest incurred on the amounts outstanding on the Receivables Facility and the Revolving Credit Facility used to partially fund the cash portion of the acquisition of Hawaiian Telcom.

Other components of pension and postretirement benefit plans expense increased in 2020 compared to 2019 primarily due to recording pension settlement charges in 2020 of $2.3 million and $1.5 million for the Cincinnati Bell Management Pension Plan and the Hawaiian Telcom pension plans, respectively, as a result of lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

Form 10-K Part II	Cincinnati Bell Inc.

Income tax expense fluctuates based on changes in income from continuing operations before income taxes, adjusted for non-deductible expenses, as well as rate changes.  In periods without material tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses.  Non-deductible transaction costs, related primarily to the MIP Merger and Brookfield Merger Agreement, were $33.3 and $11.1 million in 2020 and 2019, respectively.  In addition, changes in the valuation allowance impact income tax expense.  In 2020, substantially all of the $16.6 million of valuation allowances that were recorded as of December 31, 2019 on deferred tax assets relating to non-deductible interest were released. This was the result of a favorable tax provision in the CARES Act, which was enacted in March 2020.  Section 163(j) of the Internal Revenue Code was amended to increase the deduction limit for interest expense. Valuation allowances on state NOLs decreased by $6.6 million in 2020 compared to 2019 due primarily to the expiration of the NOLs to which they related.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings.  For the years ended December 31, 2020, 2019, and 2018, we operated two business segments:  Entertainment and Communications and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment.  Intercompany transactions between segments have been eliminated.

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

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cells.  Hawaiian Telcom Enterprise Fiber also includes revenue from the SEA-US cable.  As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Revenue:
Data	$479.4	$475.0	$4.4	1%	$402.6	$72.4	18%
Video	193.8	203.0	(9.2)	(5)%	183.3	19.7	11%
Voice	262.8	284.9	(22.1)	(8)%	244.9	40.0	16%
Other	33.6	32.8	0.8	2%	22.6	10.2	45%
Total Revenue	969.6	995.7	(26.1)	(3)%	853.4	142.3	17%
Operating costs and expenses:
Cost of services and products	427.4	450.4	(23.0)	(5)%	388.2	62.2	16%
Selling, general and administrative	175.0	179.1	(4.1)	(2)%	148.0	31.1	21%
Depreciation and amortization	252.7	255.8	(3.1)	(1)%	210.8	45.0	21%
Restructuring and severance charges	14.8	4.9	9.9	n/m	3.1	1.8	58%
Total operating costs and expenses	869.9	890.2	(20.3)	(2)%	750.1	140.1	19%
Operating income	$99.7	$105.5	$(5.8)	(5)%	$103.3	$2.2	2%
Operating margin	10.3%	10.6%		(0.3) pts	12.1%		(1.5) pts
Capital expenditures	$200.0	$201.3	(1.3)	(1)%	$194.0	7.3	4%

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Cincinnati
Fioptics
Data
Internet FTTP*	239.9	219.2	20.7	9%	201.5	17.7	9%
Internet FTTN*	26.7	31.4	(4.7)	(15)%	37.5	(6.1)	(16)%
Total Fioptics Internet	266.6	250.6	16.0	6%	239.0	11.6	5%
Video
Video FTTP	107.6	112.7	(5.1)	(5)%	115.0	(2.3)	(2)%
Video FTTN	20.4	22.4	(2.0)	(9)%	24.9	(2.5)	(10)%
Total Fioptics Video	128.0	135.1	(7.1)	(5)%	139.9	(4.8)	(3)%
Voice
Fioptics Voice Lines	103.8	106.8	(3.0)	(3)%	107.6	(0.8)	(1)%
Fioptics Units Passed
Units passed FTTP	499.6	484.8	14.8	3%	472.3	12.5	3%
Units passed FTTN	137.4	138.6	(1.2)	(1)%	138.7	(0.1)	0%
Total Fioptics units passed	637.0	623.4	13.6	2%	611.0	12.4	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	6,566	5,228	1,338	26%	4,565	663	15%
Legacy
Data
DSL	61.9	64.0	(2.1)	(3)%	72.0	(8.0)	(11)%
Voice
Legacy Voice Lines	175.1	196.8	(21.7)	(11)%	226.2	(29.4)	(13)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	59.8	55.4	4.4	8%	51.6	3.8	7%
Internet FTTN*	11.0	12.8	(1.8)	(14)%	14.3	(1.5)	(10)%
Total Consumer / SMB Fiber Internet	70.8	68.2	2.6	4%	65.9	2.3	3%
Video
Video FTTP	30.2	30.6	(0.4)	(1)%	33.8	(3.2)	(9)%
Video FTTN	10.4	12.1	(1.7)	(14)%	15.0	(2.9)	(19)%
Total Consumer / SMB Fiber Video	40.6	42.7	(2.1)	(5)%	48.8	(6.1)	(13)%
Voice
Consumer / SMB Fiber Voice Lines	29.5	30.0	(0.5)	(2)%	30.3	(0.3)	(1)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP	184.3	173.5	10.8	6%	167.0	6.5	4%
Units passed FTTN	70.0	72.9	(2.9)	(4)%	73.5	(0.6)	(1)%
Total Consumer / SMB Fiber units passed	254.3	246.4	7.9	3%	240.5	5.9	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,021	3,651	370	10%	2,091	1,560	75%
Legacy
Data
DSL	36.8	42.9	(6.1)	(14)%	48.7	(5.8)	(12)%
Voice
Legacy Voice Lines	160.1	177.1	(17.0)	(10)%	197.8	(20.7)	(10)%

*	Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighbor islands

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

	Twelve Months Ended December 31,
	2020			2019			2018
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$169.6	$36.1	$205.7	$155.4	$32.1	$187.5	$142.5	$13.5	$156.0
Video	155.5	38.3	193.8	159.5	43.5	203.0	160.1	23.2	183.3
Voice	34.0	10.9	44.9	36.8	10.9	47.7	37.4	5.4	42.8
Other	1.3	0.7	2.0	1.5	0.7	2.2	1.2	0.2	1.4
Total Consumer / SMB Fiber	360.4	86.0	446.4	353.2	87.2	440.4	341.2	42.3	383.5
Enterprise Fiber
Data	86.0	41.2	127.2	84.9	39.4	124.3	84.3	17.7	102.0
Legacy
Data	94.6	51.9	146.5	103.4	59.8	163.2	111.8	32.8	144.6
Voice	113.3	104.6	217.9	126.1	111.1	237.2	143.4	58.7	202.1
Other	15.6	16.0	31.6	14.1	16.5	30.6	13.5	7.7	21.2
Total Legacy	223.5	172.5	396.0	243.6	187.4	431.0	268.7	99.2	367.9
Total Entertainment and Communications revenue	$669.9	$299.7	$969.6	$681.7	$314.0	$995.7	$694.2	$159.2	$853.4

*Represents Fioptics in Cincinnati.

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased $6.0 million in 2020 compared to the same period in 2019 as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers.  The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base.  Favorable churn in 2020 compared to 2019 has also contributed to the increased internet subscriber base.  In addition, the Average Revenue Per User (“ARPU”) for 2020 increased for internet in both Cincinnati and Hawaii by 3% and 9%, respectively, compared to 2019, primarily due to price increases for internet.  Revenue in 2020 was also negatively impacted by a decline in non-recurring revenue due to COVID-19 and the Company’s participation in the Pledge.

Consumer/SMB Fiber revenue increased by $56.9 million in 2019 compared to 2018 primarily due to increased revenue contributed by Hawaiian Telcom of $44.9 million.  As of December 31, 2019, Hawaiian Telcom had added 42,700 video subscribers, 68,200 internet subscribers and 30,000 voice subscribers to the existing base of subscribers.  The increase was also a result of the 5% increase in the subscriber base for internet in Cincinnati as we have focused our attention on growing the internet FTTP subscriber base.  In addition, ARPU increased 4% for both internet and video in Cincinnati as compared to the prior year partially offsetting the decline in video subscribers in Cincinnati.  ARPU increases are related to price increases for internet and video as well as the change in the mix of subscribers for video.

Enterprise Fiber

Enterprise Fiber revenue increased by $2.9 million in 2020 compared to 2019 as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 26% increase in Ethernet Bandwidth in Cincinnati in 2020 and 10% increase in Hawaii in 2020, compared to the prior year.  The increase to revenue from additional customers switching to fiber solutions is partially offset by pricing pressures to provide higher speeds for a lower cost.  Enterprise Fiber revenue increased by $22.3 million in 2019 compared to 2018 as a result of the same factors impacting 2020 as well as incremental revenue contributed by Hawaiian Telcom of $21.7 million.

Legacy

Legacy revenue decreased in 2020 compared to 2019 due to the decline in voice lines and DSL subscribers.  Voice lines declined 11% and 10% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant.  DSL subscribers decreased by 3% and 14% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber.  In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2020 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Legacy revenue increased in 2019 compared to 2018 due to incremental revenue from Hawaiian Telcom of $88.2 million for the year ended December 31, 2019.  Hawaiian Telcom added 42,900 DSL subscribers and 177,100 voice subscribers to the existing base of subscribers as of December 31, 2019.  Increased revenue generated by Hawaiian Telcom was partially offset due to declines in both voice lines and DSL subscribers in Cincinnati in 2019 compared to the prior year.  Voice lines and DSL subscribers in Cincinnati decreased by 13% and 11%, respectively, in 2019 compared to 2018.  In addition, declines in DS0, DS1, DS3 and digital trunking contributed to the revenue decline in 2019.

Operating Costs and Expenses

Cost of services and products decreased $23.0 million in 2020 compared to 2019 due primarily to decreases in payroll related costs, video content costs, operating taxes and contract services.  Payroll related costs decreased $3.6 million in 2020 compared to the prior year due to reduced headcount as well as lower healthcare and workers compensation benefits more than offsetting incremental bonus expense. Video content costs decreased by $5.9 million as a result of decreased subscribers.  Lower operating taxes are primarily due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million in 2020 in addition to a decrease in general excise tax. The decrease in contract services is driven by a one-time project recognized in the fourth quarter of 2019.

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

SG&A expenses decreased $4.1 million in 2020 compared to the prior year primarily related to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business.  The decrease was partially offset by increases in contract services as a result of higher insurance costs, bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and incremental bonus expense of $1.9 million recorded in the third quarter of 2020 for a one-time employee award.

SG&A expenses increased $31.1 million in 2019 compared to 2018 primarily due to increased expense contributed by Hawaiian Telcom of $31.4 million.  In addition, bad debt expense increased related to a reserve for certain receivables with a wholesale customer that filed for bankruptcy in the first quarter of 2019, and advertising expense increased due to additional media spending.  These increases were offset as the segment focused on cost containment and realizing synergies with Hawaiian Telcom.

Depreciation and amortization expenses decreased in 2020 compared to the prior year primarily due to a decrease in assets placed in service during 2020 in connection with the expansion of our fiber network.  Depreciation and amortization expenses were up in 2019 compared to 2018 due to increased expense contributed by Hawaiian Telcom of $47.4 million.  Excluding the increase associated with the acquisition, depreciation and amortization expense decreased $2.4 million due to certain property, plant and equipment reaching the end of its useful life.

Restructuring and severance charges recorded in 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations.  Restructuring and severance charges recorded in 2019 are related to a severance program for certain management employees as the Company continued its efforts to streamline operations between Cincinnati and Hawaii.  Restructuring and severance charges were recorded in the fourth quarter of 2018 related to a VSP for certain management employees in Cincinnati as the Company identified efficiencies that can be achieved due to the acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

Entertainment and Communications, continued

Capital Expenditures

	Twelve Months Ended December 31, 2020
(dollars in millions)	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$21.9	$14.5	$36.4
Installation	32.9	14.7	47.6
Other	10.7	0.9	11.6
Total Consumer / SMB Fiber	65.5	30.1	95.6
Enterprise Fiber	14.0	11.0	25.0
Other	35.3	44.1	79.4
Total Entertainment and Communications capital expenditures	$114.8	$85.2	$200.0

	Twelve Months Ended December 31, 2019
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$25.3	$9.4	$34.7
Installation	45.1	14.2	59.3
Other	10.6	1.3	11.9
Total Consumer / SMB Fiber	81.0	24.9	105.9
Enterprise Fiber	14.6	9.4	24.0
Other	39.4	32.0	71.4
Total Entertainment and Communications capital expenditures	$135.0	$66.3	$201.3

	Twelve Months Ended December 31, 2018
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$39.1	$5.1	$44.2
Installation	47.8	12.4	60.2
Other	12.2	1.5	13.7
Total Consumer / SMB Fiber	99.1	19.0	118.1
Enterprise Fiber	14.9	10.2	25.1
Other	37.3	13.5	50.8
Total Entertainment and Communications capital expenditures	$151.3	$42.7	$194.0

*Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks.  The Company is focused on building FTTP addresses, and during 2020, we passed 14,800 FTTP addresses in Cincinnati.  As of December 31, 2020, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to 637,000 residential and commercial addresses, or 75% of our operating territory in Cincinnati.  Cincinnati construction capital expenditures decreased $3.4 million in 2020 compared to 2019 primarily due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available.  Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.  In 2020, Cincinnati installation expenditures decreased $12.2 million compared to the prior year primarily due to lower volume of CPE purchased and to a lesser extent decreased labor hours due to fewer video installations compared to 2019.

Cincinnati construction capital expenditures decreased $13.8 million in 2019 compared to 2018 due to passing fewer addresses and the timing of capital expenditures. Cincinnati installation capital expenditures decreased $2.7 million in 2019 compared to the prior year due to the timing of CPE expenditures.

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

Entertainment and Communications, continued

Hawaii construction capital expenditures increased $5.1 million and $4.3 million in 2020 and 2019, respectively, as compared to the same periods in the prior year due to building out 7,900 and 5,900 new addresses in 2020 and 2019, respectively, primarily in rural areas and on the neighbor islands.  In addition, construction costs incurred for Connect America Fund (“CAF”) doors totaled $6.7 million in 2020 compared to $5.0 million in 2019.  Hawaii installation capital expenditures increased $0.5 million in 2020 compared to 2019 as a result of increased internet installations on the neighbor islands in addition to the timing of payments.  Hawaii installation capital expenditures increased $1.8 million in 2019 compared to 2018 which only includes six months of activity subsequent to the acquisition close date.  Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers.  Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Communications solutions help to transform the way our customers do business by connecting employees, customers and business partners.  By upgrading legacy technologies through customized build projects and reducing customer costs, the Company helps to transform the customer’s business.  These services include Unified Communications as a Service ("UCaaS"), Software-Defined Wide Area Network ("SD-WAN"), Network as a Service ("NaaS"), Contact Center and Collaboration.

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

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2020	2019	2020 vs. 2019	2020 vs. 2019	2018	2019 vs. 2018	2019 vs. 2018
Revenue:
Consulting	$196.0	$152.6	$43.4	28%	$138.7	$13.9	10%
Cloud	86.2	92.1	(5.9)	(6)%	98.0	(5.9)	(6)%
Communications	215.0	198.7	16.3	8%	178.5	20.2	11%
Infrastructure Solutions	119.4	124.0	(4.6)	(4)%	135.7	(11.7)	(9)%
Total revenue	616.6	567.4	49.2	9%	550.9	16.5	3%
Operating costs and expenses:
Cost of services and products	400.0	359.6	40.4	11%	335.7	23.9	7%
Selling, general and administrative	149.4	154.3	(4.9)	(3)%	152.1	2.2	1%
Depreciation and amortization	40.6	48.9	(8.3)	(17)%	41.0	7.9	19%
Restructuring and severance related charges	2.0	2.0	—	0%	4.9	(2.9)	(59)%
Total operating costs and expenses	592.0	564.8	27.2	5%	533.7	31.1	6%
Operating income	$24.6	$2.6	$22.0	n/m	$17.2	$(14.6)	(85)%
Operating margin	4.0%	0.5%		3.5 pts	3.1%		(2.6) pts
Capital expenditures	$23.5	$22.4	$1.1	5%	$26.4	$(4.0)	(15)%

	December 31,
Metrics information (in thousands):	2020	2019	Change	% Change
Consulting
Billable Resources	1,665	1,034	631	61%

Communications
NaaS Locations	5,691	4,047	1,644	41%
SD - WAN Locations	3,191	2,197	994	45%
Hosted UCaaS Profiles*	281,000	274,654	6,346	2%

*Includes Hawaii Hosted UCaaS Profiles

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

Revenue

IT Services and Hardware revenue increased $49.2 million in 2020 compared to the same period in the prior year due to increased revenue in the Consulting and Communications practices.  Consulting revenue increased due to obtaining new projects throughout 2019 which continue to bill and grow in 2020.  Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations.  In addition, Communications revenue was favorably impacted as certain customers required additional non-recurring services to mitigate the issues caused by the COVID-19 pandemic on their businesses.  The decline in legacy Communications revenue partially offset these increases.  Infrastructure Solutions revenue decreased $4.6 million in 2020 compared to the prior year primarily due to the decline in hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.  Cloud revenue decreased due to less revenue generated from one-time projects in addition to lower revenue contributed by GE of $4.9 million in 2020 compared to 2019 due to GE insourcing certain cloud services.

IT Services and Hardware revenue increased $16.5 million in 2019 compared to 2018 due to increased revenue in the Consulting and Communications practices.  Consulting revenue increased compared to the prior year due to obtaining significant new customers and projects throughout 2018 that continued to bill in 2019.  Communications revenue increased primarily due to the acquisition of Hawaiian Telcom, which contributed incremental revenue of $12.4 million in 2019 compared to the prior year.  In addition to Hawaiian Telcom revenue contribution, similar trends that impacted 2020 Communications revenue related to customer migrations, one-time project spend and legacy decline also impacted 2019. Cloud revenue decreased compared to the prior year as increased revenue from one-time projects was more than offset by lower revenue contributed by GE of $20.6 million.  Infrastructure Solutions revenue also decreased due to a decline in one-time projects and hardware sales.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $40.4 million in 2020 compared to the same period in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees.  The increase in payroll related costs and contractor costs is due to additional headcount to support the growth in the Communications and Consulting practices as well as a one-time bonus to reward employees for their efforts during COVID-19.  As a result of the growth in consulting projects, billable resources increased by 631 compared to December 31, 2019.  Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

Cost of services and products increased $23.9 million in 2019 compared to the comparable period in 2018 primarily driven by the acquisition of Hawaiian Telcom in addition to increased headcount and contract services costs to support the growth in the Consulting and Communications practices.

SG&A expenses decreased $4.9 million in 2020 compared to the prior year primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business.  This was partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and a one-time bonus awarded to employees in the third quarter of 2020.  In addition, employee contract termination costs incurred in the first quarter of 2020 partially offset the decrease in 2020 compared to 2019.

SG&A expenses increased $2.2 million in 2019 compared to 2018 primarily driven by the acquisition of Hawaiian Telcom, which contributed $9.4 million in 2019 compared to $5.4 million in 2018.  The increase in SG&A expenses related to the acquisition was partially offset by lower payroll related costs due to restructuring initiatives executed in 2018.

Depreciation and amortization expense decreased in 2020 compared to the same period in 2019 due to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019.  In addition, certain property, plant and equipment reaching the end of its useful life in 2019 also contributed to the decrease in 2020.  Depreciation and amortization expense increased in 2019 compared to 2018 as a result of accelerated depreciation for certain network assets.  Hawaiian Telcom also contributed incremental depreciation expense of $3.8 million in 2019 as compared to 2018.

Restructuring and severance charges recorded in 2020 and 2019 are associated with initiatives to reduce and contain costs.  In addition, restructuring and severance charges recorded in the second quarter of 2019 are related to insourcing initiatives by one of our significant customers.  Restructuring and severance charges of $4.1 million recorded in 2018 are related to costs incurred in order to recognize future synergies as the Company identified efficiencies with the integration of OnX.  A restructuring charge of $0.8 million was also recorded in the second quarter of 2018 associated with a lease abandonment related to an office space that will no longer be utilized.

Form 10-K Part II	Cincinnati Bell Inc.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects.  Capital expenditures in 2020 were primarily related to projects supporting the Communications practice.  In addition to success-based projects, the Company incurred $2.2 million in capital expenditures for implementation work associated with internal software projects in 2020.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to acquisition transactions. Corporate costs totaled $58.3 million in 2020, $35.0 million in 2019 and $37.2 million in 2018.

Corporate costs increased by $23.3 million in 2020 compared to the prior year primarily due to higher transaction and integration costs of $22.2 million in addition to increased payroll related costs.  Corporate costs decreased by $2.2 million in 2019 compared to 2018 as increases in payroll related costs and other general and administrative costs were more than offset by lower transaction and integration costs of $9.7 million.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. In 2020, 2019 and 2018, we generated $206.1 million, $259.1 million and $214.7 million, respectively, of cash flows from operations.

The Company’s primary uses of cash are for capital expenditures and debt service.  To a lesser extent, cash is also used to fund our pension obligations, retiree medical obligations, and pay preferred stock dividends.  In the first quarter of 2020, as a result of terminating the Brookfield Merger Agreement, we paid an affiliate of Brookfield a termination fee of $24.8 million.  In 2018, cash was also utilized to fund merger and acquisition activity.

Capital expenditures decreased $0.2 million in 2020 compared to the same period in the prior year.  The increase in expenditures in the IT Services and Hardware segment was more than offset by the decrease in expenditures in the Entertainment and Communications segment due to timing of CPE utilized for installations as well as deferring certain projects to 2021.  Capital expenditures increased $3.2 million in 2019 compared to the prior year primarily due to incremental capital expenditures contributed by Hawaiian Telcom of $69.3 million in 2019 compared to $43.8 million in 2018.  The increase was partially offset by reductions in expenditures in the Entertainment and Communications segment in Cincinnati of $16.3 million in 2019 compared to the comparable period in the prior year due to lower construction costs and installation capital expenditures.

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

Interest payments were $125.5 million, $129.3 million and $131.7 million in 2020, 2019 and 2018, respectively. Interest payments decreased in 2020 compared to the prior year primarily due to the decrease in interest rates.  As a result of the decrease in the LIBOR rate in 2020, the Company’s variable-rate borrowings under the Tranche B Term Loan and Receivables Facility are utilizing the LIBOR rate floor according to the terms of each agreement.  Interest payments decreased in 2019 compared to 2018 primarily due to payments in 2018 which included $3.5 million of accrued interest related to Hawaiian Telcom.  Our contractual debt maturities in 2021, including finance lease obligations and other financing arrangements, are $21.8 million and associated contractual interest payments are expected to be approximately $125 million.

As of December 31, 2020, we had $149.3 million of short-term liquidity, comprised of $12.2 million of cash and cash equivalents, $133.0 million of undrawn capacity on our Revolving Credit Facility and $4.1 million available under the Receivables Facility.  In the second half of 2021, the Company expects to use a portion of this liquidity to fund the remaining cash consideration of $20.0 million associated with the pending acquisition of certain fiber assets currently held by the bankruptcy estate of Paniolo Cable Company, LLC (“Paniolo”).  In the fourth quarter of 2020, $5.0 million of the total purchase price of $50.0 million was placed in escrow, and the remaining $25.0 million will be funded by committed purchase money financing.

Form 10-K Part II	Cincinnati Bell Inc.

In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability and renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023.  Capacity on the Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables; therefore, if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. While we expect to continue to renew the Receivables Facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Long-term view, including debt covenants

As of December 31, 2020, the Company had $2.0 billion of outstanding indebtedness and an accumulated deficit of $2.8 billion. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2024.  In addition, we have ongoing obligations to fund our qualified pension plans.  Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities.

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the then-existing Corporate Credit Agreement.  The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2020, these ratios and limitations include a maximum consolidated secured total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements. The agreements and instruments governing our debt and financing arrangements are complicated, and you should consult such agreements and instruments which are filed with the SEC for more detailed information.

As of December 31, 2020, the Company was in compliance with the Credit Agreement covenants and ratios.

Certain of our variable-rate debt, including debt under the Revolving Credit Facility and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives.  LIBOR is the subject of recent regulatory guidance and proposals for reform.  In November 2020, plans were announced to consult on ceasing publication of the one week and two month U.S. Dollar LIBOR tenors on December 31, 2021, and on June 30, 2023, cease publication for all other U.S. Dollar LIBOR tenors. This announcement extends the transition period to June 2023, at which time we expect LIBOR to be replaced with a new benchmark.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable-rate indebtedness.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease, or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of December 31, 2020.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Form 10-K Part II	Cincinnati Bell Inc.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during 2020 was $206.1 million, a decrease of $53.0 million compared to 2019.  The decrease is due primarily to increased transaction and termination costs and increased cash outflow due to working capital compared to the same period in the prior year.  Increased cash outflow due to working capital is partially due to $44.7 million of accounts receivables sold on the Receivables Facility as of December 31, 2019, and no outstanding balance of accounts receivables sold as of December 31, 2020, as well as increased days sale outstanding in 2020 due to COVID-19 and the Pledge.

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

Cash flows from investing activities

Cash used by investing activities totaled $226.4 million in 2020, an increase of $3.1 million compared to the prior year primarily due to the purchase of wireless spectrum licenses in 2020 for $6.4 million to further expand the Company’s broadband coverage across its operating footprint.

Cash used by investing activities totaled $223.3 million in 2019, a decrease of $214.1 million compared to the prior year, primarily due to the acquisition of Hawaiian Telcom in 2018.

Cash flows from financing activities

Cash provided by financing activities was $25.6 million in 2020.  In 2020, the Company borrowed $60.2 million on the Revolving Credit Facility and Receivables Facility.  The increase in cash flow was partially offset by debt repayments of $22.4 million related to finance leases and the Tranche B Term Loan due 2024.

Cash used in financing activities was $39.6 million in 2019.  In 2019, the Company made debt repayments of $21.5 million related to finance leases and the Tranche B Term Loan due 2024.  Additionally, the Company made net debt repayments of $6.1 million related to the Revolving Credit and the Receivables Facilities.

Cash used in financing activities was $158.1 million in 2018.  In 2018, the Company borrowed $194.6 million on the Revolving Credit Facility and the Receivables Facility.  Proceeds were used to partially fund the cash portion of the acquisition of Hawaiian Telcom.  This increase in cash flow was offset by the repayment of debt of $328.7 million in 2018, which included the payoff of the Hawaiian Telcom debt of $314.7 million.

Dividends paid on the Company’s preferred stock totaled $10.4 million in each of 2020, 2019 and 2018.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends

Entertainment and Communications

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products.  In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide.  We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that more than 65% of Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to two years ago when 40% subscribed to such speeds.  As of December 31, 2020, approximately 50% of internet customers in Hawaii subscribe to speeds of 100 megabits or more.

During 2021, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and FTTN.  Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers as well as FTTN and DSL internet subscribers.  In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to the acquisition of Hawaiian Telcom.  In 2021, we plan to invest approximately $100 million for Consumer/SMB Fiber, including construction, installation and value-added services.  Our focus for 2021 in both the Cincinnati and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, increase penetration, and drive operational efficiencies.  We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides.  Furthermore, we will apply a similar strategy as we identify opportunities to expand our network footprint in areas outside the Greater Cincinnati market.

In 2020, we purchased 56 Citizens Broadband Radio Service (“CBRS”) Priority Access Licenses (“PALs”) within our Cincinnati ILEC, Cincinnati CLEC and Hawaiian Telcom operating footprints from the FCC.  We intend to use the licenses to provide high-speed internet and voice services to consumer and business customers in rural areas where building a fiber network is not financially feasible.  Initial work to prepare the network will begin in 2021 with capital spend of approximately $2.0 million and continued capital spend in subsequent years as additional subscribers are added to the network.

For our enterprise fiber customers, we expect to continue to see a migration from Legacy products and copper-based technology to higher bandwidth fiber solutions as evidenced by the 26% and 10% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, in 2020 compared to 2019.

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

In 2021, the Company will continue to focus on expanding products and services to our customer base with our full stack of products from simple hardware sales through managed voice and software defined network management, creating contractual recurring revenue streams.  We expect budget constraints by certain customers will continue to put pressure on our revenue and operating income in the future, increasing the need to diversify.  In addition, as more customers migrate to the public cloud, we will see declines in the demand for Infrastructure products.  However, this trend can provide an opportunity in the form of consulting as we have IT professionals that can develop the strategy to guide customers through this migration.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,920.7	$6.0	$283.3	$1,543.5	$87.9
Interest payments (2)	473.6	119.3	228.8	108.9	16.6
Finance leases (3)
Principal amount	66.0	13.5	15.7	11.3	25.5
Interest payments (2)	18.7	4.0	6.2	4.5	4.0
Non-cancellable operating lease obligations	54.7	11.7	16.0	9.8	17.2
Purchase obligations (4)	376.0	376.0	—	—	—
Pension and postretirement benefits obligations (5)	30.4	14.1	5.1	4.4	6.8
Unrecognized tax benefits (6)	19.2	—	—	—	19.2
Other liabilities (7)	132.4	21.0	31.1	14.0	66.3
Total	$3,091.7	$565.6	$586.2	$1,696.4	$243.5

(1)	Excludes net unamortized discounts and premiums.
(2)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2020.
(3)

Includes finance lease obligations primarily related to vehicles, network equipment used in the deployment of our fiber network and to provide our IT managed services, and wireless towers assumed from our discontinued operations.

(4)

Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, video content, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.

(5)

Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts for 2021 include approximately $8 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2021, its contractual obligation related to postretirement obligations only extends through 2021.  Amounts for 2021 through 2025 include approximately $3 million of estimated cash contributions to the qualified pension plans.  Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions.  Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)

Includes the portion of liabilities related to unrecognized tax benefits.  If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)

Includes contractual obligations primarily related to restructuring and employee severance reserves, long-term disability obligations, workers compensation liabilities, cash-settled awards, deferred employer payroll taxes arising from the CARES Act, asset removal obligations, liabilities related to the pole license agreement obligation, a deferred vendor rebate, and other financing arrangements.

The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business.  We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2020, cannot be reasonably determined.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Form 10-K Part II	Cincinnati Bell Inc.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $13.9 million as of December 31, 2020.  In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events.  The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

The discussion below addresses major judgments used in:

•	reviewing the carrying values of goodwill;
•	accounting for income taxes; and
•	accounting for pension and postretirement obligations.

Reviewing the Carrying Values of Goodwill — The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment.  Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests.  A qualitative analysis was performed utilizing Step 0 guidance in 2020.  A quantitative analysis was performed in 2019 and 2018.  The Company performs impairment testing of goodwill on an annual basis or when events or changes in circumstances indicate that an asset may be impaired.  We perform our annual impairment tests in the fourth quarter when our five-year plan is updated based on the following steps:

Step 0 or Qualitative assessment - Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events-specific to that reporting unit.  If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

Step 1 - Compare the fair value for each reporting unit to its carrying value, including goodwill.  Fair value is determined based on a combination of valuation methods, including both income-based and market-based methods.  The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the five-year plan, adjusted to reflect market participants' assumptions.  Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach.  The market-based approach utilizes earnings multiples from comparable publicly-traded companies.  A goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.  If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

No goodwill impairment losses were recognized in 2020, 2019 or 2018.

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill.  The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, and discount rate selection and market multiples.  These assumptions are subject to change as the Company's long-term plans and strategies are updated each year.  As of December 31, 2020, each reporting unit was considered more likely than not to have a fair value that exceeded its carrying value in the goodwill impairment test.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware is our only reporting unit with material goodwill. At December 31, 2020 total goodwill in this reporting unit is $149.1 million.  In 2019, the estimated fair value of the reporting unit exceeded its carrying amount by approximately 23 percent using an income approach based on its expected future cash flows and a market approach. The critical assumptions that factored into the valuation are the projected future revenues and EBITDA margins of the business as well as the discount rate used to present value these future cash flows.  In addition to reviewing relevant events and circumstances, these assumptions were all assessed as part of the Step 0 analysis to determine if such assumptions are still appropriate to use.  Management concluded that the qualitative indicators such as observing a decrease in discount rate, realizing on plan performance in 2020 and projecting similar assumptions in the current year long range plan update support a position that the fair value of the reporting unit has not significantly changed from the last valuation date.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions.  The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires.  With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2016.

The Company has net operating loss carryforwards at the federal, state and local levels.  Federal net operating loss carryforwards are available to offset taxable income in current and future periods.  If unused, a tranche of Federal operating loss carryforwards totaling $125.6 million would expire in 2023.  The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets.  Despite the cumulative book loss incurred over the three-year period ended December 31, 2020, there is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration.  However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain.  Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets.  A change in ownership, as defined in Section 382 of the Internal Revenue Code, could limit the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $28.4 million and $49.3 million have been recognized as of December 31, 2020 and 2019, respectively.  While the valuation allowances are primarily against state and local net operating losses and state credits, another significant component of the 2019 valuation allowance was a $16.6 million valuation allowance against deferred tax assets related to non-deductible interest, substantially all of which was reversed in 2020 due to taxpayer-favorable amendments to Section 163(j) of the Internal Revenue Code brought about by the enactment of the CARES Act on March 27, 2020.

As of December 31, 2020 and 2019, the liability for unrecognized tax benefits was $19.2 million and $21.9 million, respectively.  The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken.  As of December 31, 2020, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.0 million.  Accrued interest related to unrecognized tax benefits is recognized in interest expense.

Accounting for Pension and Postretirement Obligations — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits."  A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans.  Actuarial gains (losses) and prior service costs (benefits) that arise during the period are recognized as a component of "Accumulated other comprehensive loss" on the Consolidated Balance Sheets.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives.  We also provide healthcare and group life insurance benefits for eligible retirees.  The measurement date for our pension and postretirement obligations is as of December 31.  When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary.  No amendments to the plan were made during 2020 or 2019.

The measurement of our pension and postretirement projected benefit obligations involves significant assumptions and estimates.  Each time we remeasure our projected benefit obligations, we reassess the significant assumptions and estimates.  The actuarial assumptions attempt to anticipate future events and are used in calculating the expenses and liabilities related to these plans.  The most significant of these numerous assumptions, which are reviewed annually, include the discount rate, rate of return and healthcare cost trend rates.

Form 10-K Part II	Cincinnati Bell Inc.

Discount rate

A discount rate is used to measure the present value of projected benefit obligations.  The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments.  Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date.  As of December 31, 2020 and 2019, the average discount rate used to value the Cincinnati pension plans was 2.40% and 3.10%, respectively, while the average discount rate used to value the Cincinnati postretirement plans was 2.40% and 3.20%, respectively.  As of December 31, 2020 and 2019, the average discount rate used to value the Hawaii pension plans was 2.30% and 3.10%, respectively, while the average rate used to value the Hawaii postretirement plans was 2.60% and 3.30%, respectively.  Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2020.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages.  The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns.  For the year ended December 31, 2020 and 2019, the estimated long-term rate of return for both the Cincinnati pension plan assets and Hawaii pension plan assets was 6.00% and 6.50%, respectively.  The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return.  Actual asset returns for the Cincinnati pension trusts were gains of 17.23% and 23.90% in 2020 and 2019, respectively.  Actual asset returns for the Hawaii pension trusts were gains of 16.80% and 18.32% in 2020 and 2019, respectively. In our pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner.  Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends.  As of both December 31, 2020 and 2019, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 6.5%.  As of December 31, 2020, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.5% by the year 2025.  As of both December 31, 2020 and 2019, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes.  Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2020:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($26.9)/$26.9	($1.0)/$1.0	($3.6)/$3.9	($0)/$0
Expected return on assets	+/- 0.5%	n/a	($1.6)/$1.6	n/a	($0)/$0

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2020:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($7.8)/$7.8	($0.4)/$0.4	($2.1)/$2.3	($0.3)/$0.2
Expected return on assets	+/- 0.5%	n/a	($0.8)/$0.8	n/a	n/a

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2020 and 2019, unrecognized actuarial net losses were $195.7 million and $215.3 million, respectively. The unrecognized net losses have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs.  Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur.  Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, we amortize the excess over the average remaining service life of active employees for the Cincinnati pension plans (approximately 7-11 years) and Hawaii postretirement plans (approximately 7-8 years), average remaining life expectancy of retirees for the Cincinnati postretirement plans (approximately 14-15 years) and average remaining life expectancy of participants for the Hawaii union pension plan (approximately 31 years).  The accumulated gains or losses associated with the nonunion Hawaii pension plan do not exceed the corridor requiring amortization.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation.  Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation.  Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security.  Over the past four years, the FCC focused on eliminating burdensome and unnecessary regulations that impede broadband investment.  With the change of administration beginning in January 2021, we anticipate an increased focus on measures to close the digital divide in both rural and urban areas and consumer protection.  We will monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

COVID-19 Assistance

On March 13, 2020, in response to the COVID-19 pandemic, FCC Chairman Pai called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. To ensure that Americans do not lose their broadband or telephone connectivity during this outbreak, he asked the service providers to take the Keep Americans Connected Pledge. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telcom, signed on to the Pledge under which it committed that for the next 60 days, it would (1) not terminate service to any residential or small business customers because of their inability to pay their bills due to the disruptions caused by the coronavirus pandemic; (2) waive any late fees that any residential or small business customers incur because of their economic circumstances related to the coronavirus pandemic; and (3) open its Wi-Fi hotspots to any American who needs them. Chairman Pai later called on companies to extend the pledge through June 30, 2020, which Cincinnati Bell and all of its affiliates agreed to do.  In accordance with regulatory orders in Hawaii, the Pledge has continued to be honored for residential customers subscribing to regulated intrastate wireline telecom services at least through March 31, 2021. By participating in the Pledge, Cincinnati Bell suffered revenue loss versus the prior year due to not charging late payment fees and re-activation fees, as well as incurring significant bad debt due to no-pay customers being allowed to maintain service during the Pledge but ultimately not paying their past due balances.

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 which established a $3.2 billion Emergency Broadband Connectivity Fund and directed the FCC to establish an Emergency Broadband Benefit Program under which eligible households may receive a discount off the cost of broadband service and certain connected devices during the COVID-19 pandemic.  Participation by service providers is voluntary and participating providers are eligible for reimbursement for discounts provided in accordance with the rules.  The FCC is required to finalize the rules for this new program by the end of February 2021.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers.  The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs.

Form 10-K Part II	Cincinnati Bell Inc.

In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband.  These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund to bring broadband to unserved areas.  Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Hawaiian Telcom received $1.4 million in Phase I support and has completed its Phase I buildout. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs.  In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support that was available to them.  The Phase II support was distributed over a six-year period and carriers were required to satisfy their buildout commitment by the end of 2020.  Cincinnati Bell Telephone (“CBT”) accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations.  Hawaiian Telcom accepted $4.4 million to build to 11,081 locations in Hawaii over the six-year award period.  On September 10, 2020, Hawaiian Telcom filed a Petition for Waiver with the FCC requesting that the FCC modify its buildout obligation to account for the 523 locations destroyed or isolated by the Kilauea Volcano eruptions that began in May 2018. The FCC has not yet ruled on this Petition for Waiver.  On January 4, 2021, Hawaiian Telcom notified the FCC that it would likely fall short of its 100% CAF II buildout milestone, however, CAF II carriers have until year-end 2021 to address any shortfalls before being subject to any financial penalties. In a Report and Order adopted in January 2020, the FCC gave the price cap carriers receiving CAF II support the opportunity to elect to receive an additional year of CAF II support in 2021 in exchange for a commitment to continue providing broadband service to the CAF II areas during that time.  CBT and Hawaiian Telcom accepted the seventh year of CAF II support, which will provide $2.2 million for CBT and $4.4 million for Hawaiian Telcom during 2021.

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

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program.  The funds will be awarded via two reverse auctions.  The Phase I auction (Auction 904) began on October 29, 2020 and concluded on November 25, 2020 with 180 winning bidders for a 10-year support amount of $9.23 billion to serve over 5 million locations.  The remaining $11 billion will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available.  Cincinnati Bell was announced as the winning bidder for $26.9 million of support over the 10-year period to reach 11,131 locations in Hawaii, Indiana, Kentucky and Ohio.

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

In April 2017, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation.  Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided.  The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report.  Price regulation will be eliminated for these TDM end user services in competitive counties. In non-competitive counties, price regulation will continue, although carriers are permitted to offer contract tariffs and volume and term discounts.  The Order required all price cap companies to remove all competitive BDS services from their tariffs by August 2020.  The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s CBT ILEC territory as competitive, and in Hawaii, four of the five counties were deemed competitive.  In November 2017, Hawaiian Telcom filed an application with the FCC to discontinue offering BDS services in Kalawao County (the non-competitive county).  This application was granted in January 2018 and Hawaiian Telcom subsequently filed to detariff all BDS services statewide except for special federal government services, which were detariffed effective August 1, 2020.  On August 1, 2020, CBT eliminated its tariffs for BDS services offered in its competitive counties which is nearly all of its BDS revenue.

Unbundled Network Elements

Under rules adopted pursuant to the Telecommunications Act of 1996, ILECs were required to unbundle the components of their network and provide the unbundled network elements ("UNE's") to requesting competitive local exchange carriers at cost-based rates set by state public utility commissions in the 1990’s. The rules also required ILECs to resell their voice service to requesting competitive carriers at wholesale rates set by state regulators. Since 2019, the FCC has taken significant steps to eliminate the ILEC unbundling obligations.  On July 10, 2019, in response to a forbearance petition filed by USTelecom – The Broadband Association (“USTelecom”), the FCC granted forbearance for unbundled DS1 and DS3 transport and on August 2, 2019, it granted forbearance from UNE loop and resale requirements. Specifically, it granted forbearance from the unbundling requirements for DS1 and DS3 transport along routes where competitive fiber is present within a half mile of the ILEC wire center endpoints that trigger the unbundling obligation. As it relates to UNE loops and resale, forbearance was granted for analog voice-grade copper loops and the avoided-cost resale requirements. Finally, on October 27, 2020, the FCC adopted a Report and Order eliminating DS0 loops in densely populated areas, DS1 and DS3 loops in areas with sufficient competition, and dark fiber loops near competitive fiber networks. All of the orders allow for a transition period during which existing UNES can be maintained and new UNEs can be ordered.  While Cincinnati Bell’s ILECs may benefit from the ability to charge competitive commercially negotiated prices for these facilities and services, the Company’s competitive carrier operations could see increased prices for such facilities currently purchased from other ILECs. As a result, the Company is reviewing its current UNE purchases to determine where to transition to commercial agreements for these facilities versus deploying its own facilities and will pursue the most cost effective solution in each market.

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

Citizens Band Radio Service Spectrum Auction

The FCC conducted an auction of over 22,000 county-sized Priority Access Licenses (“PALs”) in the 3550-3650 MHz portion of the Citizens Band Radio Service (“CBRS”) 3.5 GHz spectrum band. This auction (Auction 105), commenced on July 23, 2020 and ended on August 25, 2020. This auction offered up to seven PALs in each county-based license area, for a total of 22,631 PALs nationwide. Each PAL consists of a 10-megahertz unpaired channel in the 3.55-3.65 GHz band. Cincinnati Bell was the winning bidder for 56 PALs (23 in Ohio, 20 in Kentucky, and 13 in Hawaii) at a total cost of $6.2 million.

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

In March 2017, Congress adopted a resolution under the Congressional Review Act to invalidate the new broadband privacy and security rules approved by the FCC in November 2016.  In December 2017, the FCC issued a Declaratory Ruling restoring the information service classification of broadband Internet access service that existed prior to 2015 and affirmed that broadband consumer protection authority resides with the Federal Trade Commission.  In the accompanying Restoring Internet Freedom Order, the FCC required that Internet service providers disclose information about their practices relative to blocking, throttling, paid prioritization, or affiliated prioritization.  Challenges to the Restoring Internet Freedom Order were largely rejected by the D.C. Circuit Court of Appeals.  In October 2020, the FCC adopted an Order on Remand reaffirming its decision on the three discrete issues that had been remanded to it by the Court.

We expect that demands for broadband Internet access service to be reclassified as a telecommunications service will resurface again in 2021 in light of the outcome of the 2020 election.

Robocalls

During 2019, the FCC took several steps to mitigate the impact of illegal robocalls and spoofed calls on consumers and businesses, including the Chairman calling on the largest voice service providers to “voluntarily” adopt the secure telephone identity revisited signature-based handling of asserted information using tokens (“STIR/SHAKEN”) call authentication standards developed by the Alliance for Telecommunications Industry Standards (“ATIS”).  In addition, in December 2019, Congress passed and President Trump signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“Pallone-Thune TRACED Act”).  Under the Pallone-Thune TRACED Act, within 18 months, all voice service providers must implement the STIR/SHAKEN framework in their IP networks and take reasonable measures to implement an effective call authentication framework in their non-IP networks.  During 2020, the FCC adopted several Orders to implement the provisions of the TRACED Act that require voice service providers to take proactive steps to mitigate the origination of illegal robocalls from their networks.  The Company is taking the steps necessary to comply with the new requirements.

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

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections.  Statements that are not historical facts, including statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, business trends, statements regarding the MIP Merger and the expected timetable for completing the merger, are forward-looking statements.  Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “will,” “may,” “proposes,” “potential,” “could,” “should,” “outlook,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements, including, but not limited to:

•

the global outbreak of COVID-19 and related government, private sector and individual consumer responsive actions have adversely affected the Company’s business operations, employee availability, financial performance, liquidity and cash flow and are expected to continue to do so for an unknown period of time;

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;
•	the Company may be unable to grow its revenues and cash flows despite the initiatives it has have implemented;
•	failure to anticipate the need to introduce new products and services or to compete with new technologies may compromise the Company’s success in the telecommunications industry;
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

•	the Company generates a substantial portion of revenue by serving a limited geographic area;
•

one large customer accounts for a significant portion of the Company’s accounts receivable.  The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows;

•

maintaining the Company's telecommunications networks requires significant capital expenditures, and the Company's inability or failure to maintain its telecommunications networks could have a material impact on the Company’s market share and ability to generate revenue;

•	increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers;
•	we may be liable for the material that content providers distribute over our networks;
•

an IT and/or network security breach or cyber-attack may lead to unauthorized use or disabling of our network, theft of customer data or other sensitive data, unauthorized use or publication of our confidential business information and could have a material adverse effect on our business;

•	weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations;
•

the Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company’s growth, cause it to lose customers or materially and adversely impact its business, financial condition, and results of operations;

•	a failure of back-office information technology systems could adversely affect the Company’s results of operations and financial condition;

Form 10-K Part II	Cincinnati Bell Inc.

•

if the Company fails to extend or renegotiate its collective bargaining agreements with its labor unions when they expire, or if the Company’s unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed;

•

the Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally;

•

the Company’s credit agreement, the indenture governing the Company's notes due 2024, the indenture governing the Company's notes due 2025 and other indebtedness impose significant restrictions on the Company;

•

the Company depends on its revolving credit facility and receivables facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;

•	the servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond the Company’s control;
•	the Company depends on the receipt of dividends or other intercompany transfers from its subsidiaries and investments;
•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;
•	adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ deficit and liquidity;
•	the trading price of the Company's common stock may be volatile, and the value of an investment in the Company's common stock may decline;
•	there are material uncertainties and risks associated with the MIP merger agreement and Transaction;
•	the transaction may not be completed in a timely manner or at all;
•	failure to complete the Transaction could negatively impact the Company’s business, financial results and stock price;
•	the Company has incurred, and will incur, substantial direct and indirect costs as a result of the Transaction;
•	the Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;
•

changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows;

•

the regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict our ability to price our products and services competitively, and threaten our operating licenses;

•

third parties may claim that the Company is infringing upon their intellectual property, and the Company could suffer significant litigation or licensing expenses or be prevented from selling products;

•	third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury;
•	the Company could be subject to a significant amount of litigation, which could require the Company to pay significant damages or settlements; and
•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Revolving Credit Facility and Receivables Facility, as well as changes in current rates compared to that of its fixed rate debt. Certain of our variable rate debt, including debt under the Credit Agreement and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent regulatory guidance and proposals for reform. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of U.S. Dollar LIBOR on December 31, 2021, for only the one week and two month U.S. Dollar LIBOR tenors, and on June 30, 2023, for all other U.S. Dollar LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. Dollar LIBOR issuances by the end of 2021.

The Company's management periodically employs interest rate hedge contracts, such as swaps, to manage exposure to interest rate risk. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $1,085.2 million principal amount of fixed rate debt outstanding as of December 31, 2020 and 2019, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $1,137.9 million and $1,137.5 million as of December 31, 2020 and 2019, respectively.  At December 31, 2020, the weighted average interest rate on fixed-rate debt is 7.3%.

At December 31, 2020, the Company had variable-rate borrowings of $19.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $182.0 million of borrowings under the Receivables Facility, and $67.0 million of borrowings under the Credit Agreement's Revolving Credit Facility. The estimated aggregate fair market value of this debt was $268.5 million as of December 31, 2020. At December 31, 2019, the Company had variable-rate borrowings of $25.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $131.5 million of borrowings under the Receivables Facility, and $57.0 million of borrowings under the Credit Agreement's Revolving Credit Facility. The estimated aggregate fair market value of this debt was $214.1 million as of December 31, 2019. At December 31, 2020, the weighted average interest rate on variable rate debt is 2.7%. Due to the decline in the LIBOR rate during 2020 as a result of the COVID-19 pandemic, the Company’s variable-rate borrowings under the Tranche B Term Loan and Receivables Facility are utilizing the LIBOR rate floor according to the terms of each agreement, and consequently, a hypothetical decrease in the LIBOR rate would have no impact on our annual interest expense for those borrowings. A hypothetical decrease of one hundred basis points in the LIBOR rate would decrease our annual interest expense associated with the Credit Agreement’s Revolving Credit Facility by $0.7 million. A hypothetical increase of one hundred basis points in the LIBOR rate would increase our annual interest expense by $2.4 million.

At December 31, 2020 and 2019, the Company had $586.5 million and $592.5 million, respectively, of variable-rate debt outstanding under the Tranche B Term Loan due 2024 with $567.0 million of related floating-to-fixed interest rate swaps. The interest rate swaps are comprised of one swap with a notional amount of $300.0 million and three swaps with a notional amount $89.0 million each. These swaps effectively fix the underlying one-month LIBOR rate at a weighted average rate of 2.938%, 2.275%, 2.244% and 2.328%, respectively, plus the applicable margin per the requirements in the Credit Agreement. If the underlying LIBOR interest rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2020 would increase by $5.3 million or decrease by $0.6 million. If the underlying LIBOR interest rate increased or decreased by 100 basis points, the aggregate fair market value of the swaps at December 31, 2019 would increase by $18.5 million or decrease by $12.9 million. The $300.0 million swap expires in June 2023 and the three $89.0 million swaps expire in March 2024. For further information, see Footnote 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

February 25, 2021

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cincinnati Bell Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

February 25, 2021

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareowners’ deficit and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases (“ASU 2016-02”), during 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Valuation Allowance — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred taxes (including Federal net operating loss carryforwards, or “NOL carryforwards”) for temporary differences between the financial statement and income tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. In addition, valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the remaining Federal deferred tax assets depends upon the ability to generate future taxable income in an amount sufficient to utilize such deferred tax assets prior to any applicable expiration periods.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2020, the Company had $940.4 million of federal net operating loss carryforwards with a deferred tax asset value of $197.5 million. Approximately $125.6 million of the Federal NOL carryforwards expire in 2023. In addition, the Company has recognized cumulative pre-tax losses for financial statement purposes over the previous three-year period ended December 31, 2020, requiring the Company’s projections of future taxable income to be based on objectively verifiable historical results. Based on those projections, the Company expects to realize the unreserved Federal deferred tax assets (including all Federal NOL carryforwards) prior to their expiration. While U.S. tax laws limit the annual utilization of tax loss carryforwards of acquired entities, the Company also expects to fully utilize the tax carryforwards associated with their 2018 acquisition of Hawaiian Telcom Holdco, Inc.

We identified management's assertion that the unreserved Federal deferred income tax assets are more likely than not going to be realized as a critical audit matter due to the significance of management's judgments and the inherent uncertainty in forecasting financial results, coupled with the specialized tax knowledge that is necessary to accurately schedule future taxable income and deductions. A high degree of auditor judgment and the involvement of our tax specialists was required when performing audit procedures to evaluate management's assertion.

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
•

Evaluating management’s ability to accurately project future reversals of temporary differences including the use of tax planning strategies by comparing these projections to historical results, evaluation of current tax laws, and our understanding of anticipated future events.

•	Testing the reasonableness of management’s determination of the Company’s objectively verifiable income by testing management’s calculation to verify:
•	Testing that applicable amounts agree to historical results
•	Testing the normalization for appropriate one-time items
•	Evaluating that non-deductible interest amounts are reasonable based on prior year historical results and current tax laws.
•	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the unreserved Federal deferred tax assets.
•	We tested the mathematical accuracy of the Company’s valuation allowance analysis.
•	We evaluated whether the projections of future taxable income were consistent with evidence obtained in other areas of the audit.
•	We evaluated the sufficiency of the Company’s disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2021

We have served as the Company's auditor since 2005.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$12.2	$11.6
Receivables, less allowances of $23.0 and $14.3	369.6	307.7
Inventory, materials and supplies	35.5	44.6
Prepaid expenses	33.5	28.3
Other current assets	8.3	11.6
Total current assets	459.1	403.8
Property, plant and equipment, net	1,729.1	1,780.8
Operating lease right-of-use assets	37.4	35.8
Goodwill	161.5	160.5
Intangible assets, net	148.1	155.4
Deferred income tax assets	82.5	59.3
Other noncurrent assets	50.9	58.2
Total assets	$2,668.6	$2,653.8
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$21.8	$22.3
Accounts payable	299.2	284.6
Unearned revenue and customer deposits	68.9	59.1
Accrued taxes	28.1	29.1
Accrued interest	26.7	26.8
Accrued payroll and benefits	50.5	49.0
Other current liabilities	50.9	52.6
Total current liabilities	546.1	523.5
Long-term debt, less current portion	1,949.9	1,901.3
Operating lease liabilities	33.6	32.1
Pension and postretirement benefit obligations	200.2	215.5
Pole license agreement obligation	36.7	38.0
Deferred income tax liabilities	10.9	11.7
Other noncurrent liabilities	82.3	71.7
Total liabilities	2,859.7	2,793.8
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2020 and 2019; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,680,605 and 50,420,700 shares issued and outstanding at December 31, 2020 and 2019, respectively	0.5	0.5
Additional paid-in capital	2,670.3	2,676.2
Accumulated deficit	(2,831.6)	(2,776.0)
Accumulated other comprehensive loss	(159.7)	(170.1)
Total shareowners’ deficit	(191.1)	(140.0)
Total liabilities and shareowners’ deficit	$2,668.6	$2,653.8

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,559.8	$1,536.7	$1,378.2
Costs and expenses
Cost of services and products, excluding items below	802.0	784.6	698.7
Selling, general and administrative	346.5	354.4	313.4
Depreciation and amortization	293.4	304.9	252.0
Restructuring and severance related charges	16.9	6.9	8.3
Transaction and integration costs	35.0	12.8	22.5
Total operating costs and expenses	1,493.8	1,463.6	1,294.9
Operating income	66.0	73.1	83.3
Interest expense	134.2	139.6	131.5
Loss on extinguishment of debt, net	—	—	1.3
Other components of pension and postretirement benefit plans expense	14.1	11.2	12.5
Other income, net	(1.2)	(0.5)	(1.6)
Loss before income taxes	(81.1)	(77.2)	(60.4)
Income tax (benefit) expense	(25.5)	(10.6)	9.4
Net loss	(55.6)	(66.6)	(69.8)
Preferred stock dividends	10.4	10.4	10.4
Net loss applicable to common shareowners	$(66.0)	$(77.0)	$(80.2)

Basic and diluted net loss per common share	$(1.30)	$(1.53)	$(1.73)
Weighted-average common shares outstanding (millions)
Basic	50.6	50.4	46.3
Diluted	50.6	50.4	46.3

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(55.6)	$(66.6)	$(69.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.2	3.7	(6.5)
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($3.4), ($3.7), ($1.4)	(11.4)	(12.5)	(4.8)
Reclassification adjustment for net losses included in net income, net of tax of $2.0, $0.5, $0.3	6.4	1.7	0.9
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($0.8), $0.7, ($1.6)	(2.7)	2.5	(5.5)
Amortization of prior service benefits included in net income, net of tax of ($0.6), ($0.6), ($0.7)	(1.9)	(1.9)	(2.4)
Amortization of net actuarial loss included in net income, net of tax of $4.4, $3.6, $4.7	14.9	11.9	16.4
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.9, $0.0	2.9	—	0.1
Total other comprehensive income (loss), net of tax	10.4	5.4	(1.8)
Total comprehensive loss	$(45.2)	$(61.2)	$(71.6)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(in millions)

	6 3/4% Cumulative						Accumulated
	Convertible				Additional		Other
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	3.1	129.4	42.2	0.4	2,565.6	(2,639.6)	(173.7)	(117.9)
Net loss	—	—	—	—	—	(69.8)	—	(69.8)
Other comprehensive loss	—	—	—	—	—	—	(1.8)	(1.8)
Shares issued under employee plans	—	—	0.3	—	0.2	—	—	0.2
Shares purchased under employee plans and other	—	—	—	—	(2.1)	—	—	(2.1)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Stock consideration for acquisition of Hawaiian Telcom	—	—	7.7	0.1	121.1	—	—	121.2
Balance at December 31, 2018	3.1	129.4	50.2	0.5	2,680.0	(2,709.4)	(175.5)	(75.0)
Net loss	—	—	—	—	—	(66.6)	—	(66.6)
Other comprehensive income	—	—	—	—	—	—	5.4	5.4
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	7.4	—	—	7.4
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(55.6)	—	(55.6)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(55.6)	$(66.6)	$(69.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	293.4	304.9	252.0
Loss on extinguishment of debt	—	—	1.3
Provision for loss on receivables	14.7	12.5	8.4
Noncash portion of interest expense	5.5	6.2	5.4
Deferred income taxes	(27.7)	(10.9)	6.9
Pension and other postretirement payments less than (in excess of) expense	1.0	(0.1)	(7.2)
Stock-based compensation	5.6	7.4	5.6
Other, net	0.4	(5.0)	(3.5)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(74.9)	27.6	(83.1)
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	5.0	5.0	2.2
Increase (decrease) in accounts payable	15.8	(40.0)	95.1
Increase in accrued and other current liabilities	6.8	13.0	10.5
Decrease (increase) in other noncurrent assets	13.7	9.3	(0.9)
Increase (decrease) in other noncurrent liabilities	2.4	(4.2)	(8.2)
Net cash provided by operating activities	206.1	259.1	214.7
Cash flows from investing activities
Capital expenditures	(223.6)	(223.8)	(220.6)
Acquisitions of businesses, net of cash acquired	—	—	(216.8)
Wireless spectrum license purchase	(6.4)	—	—
Other, net	3.6	0.5	—
Net cash used in investing activities	(226.4)	(223.3)	(437.4)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	60.2	(6.1)	194.6
Repayment of debt	(22.4)	(21.5)	(328.7)
Debt issuance costs	(0.7)	(0.8)	(11.7)
Dividends paid on preferred stock	(10.4)	(10.4)	(10.4)
Other, net	(1.1)	(0.8)	(1.9)
Net cash provided by (used in) financing activities	25.6	(39.6)	(158.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	—	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	5.6	(3.8)	(381.1)
Cash, cash equivalents and restricted cash at beginning of year	11.6	15.4	396.5
Cash, cash equivalents and restricted cash at end of year	$17.2	$11.6	$15.4

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2020, we operate our business through the following segments:  Entertainment and Communications and IT Services and Hardware.

The Company has approximately 4,600 employees as of December 31, 2020.  Approximately 25% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357.  The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2021 and third quarter of 2022, respectively.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists of funds held in an escrow account associated with the pending transaction to acquire substantially all of the operating assets of Paniolo Cable Company, LLC (“Paniolo”). See Note 4 for further information related to this transaction.  Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows.  A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

(dollars in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$12.2	$11.6	$15.4
Restricted cash included in Other noncurrent assets	5.0	—	—
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$17.2	$11.6	$15.4

Form 10-K Part II	Cincinnati Bell Inc.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days.  The Company has receivables with one customer, Verizon Communications Inc., which make up 20% and 25% of the outstanding accounts receivable balance at December 31, 2020 and 2019, respectively.  Unbilled receivables arise from services rendered but not yet billed.  As of December 31, 2020 and 2019, unbilled receivables totaled $41.0 million and $15.3 million, respectively.  Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets.  The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances.  When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.  In 2020, in response to the pandemic, the Company participated in the Keep Americans Connected Pledge (“Pledge”), and as a result, we temporarily suspended involuntary account terminations.  The Company continued to record allowance for uncollectible accounts but write-offs were delayed until the expiration of the Pledge and past due accounts could pass through the standard collection process.  Due to this reduction of write-offs in 2020, the allowance for uncollectible accounts is $23.0 million at December 31, 2020 compared to $14.3 million at December 31, 2019.

Factoring Arrangements — In the second quarter of 2018, the Company executed an amendment of its Receivables Facility that includes an option for Cincinnati Bell Funding LLC (“CBF”) to sell certain receivables, on a non-recourse basis, directly to PNC Bank.  The terms of the factoring arrangement provides for the factoring of certain receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date.  Such sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in ASC 860, "Transfers and Servicing."  The fees recorded in relation to such sales of accounts receivable were immaterial in 2020 and $0.7 million in 2019, and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations.  As of December 31, 2020, there was no outstanding balance of receivables sold under the terms of the factoring agreement.  As of December 31, 2019, the outstanding balance of receivables sold under the terms of the factoring agreement was $44.7 million.  See Note 8 for further information related to the Receivables Facility.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses.  Property, plant and equipment acquired in conjunction with the acquisition of Hawaiian Telcom was stated at fair value in accordance with ASC 805, “Business Combinations.”  Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life.  The majority of the Entertainment and Communications network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method.  Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.

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

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. Annual impairment test was not considered necessary in 2020 due to transfer of the licenses occurring in the fourth quarter of 2020.

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

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values.  The carrying value of these investments was $6.9 million and $6.6 million as of December 31, 2020 and 2019, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets.  Investments are reviewed annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable.  If indicators are present then an analysis is performed to determine if carrying value exceeds the estimate fair value.

Leases — The Company adheres to lease accounting principles described in ASC 842, “Leases.”  Under ASC 842, the Company determines if an arrangement is a lease at inception based on the facts and circumstances present.  In lease transactions where the Company acts as the lessor, the lease component is accounted for in accordance with ASC 842, and the non-lease component is accounted for in accordance with ASC 606.  Although separation of lease and non-lease components is required, certain practical expedients are available that release the Company from this requirement.  Adoption of the practical expedient allows the Company to account for each lease component and the related non-lease component together as a single component provided that the timing and patterns of revenue recognition for the components are the same and the combined, single unit of account would be classified as an operating lease.  The Company's operating leases for certain services that include Customer Premise Equipment, including handsets and set-top boxes, have lease and non-lease components.  In these arrangements, management has concluded that the non-lease components are the predominant characteristic, and, as a result, the Company has elected to account for these arrangements as one single non-lease component recorded as "Revenue" in the Consolidated Statements of Operations in accordance with ASC 606.

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

Revenue derived from foreign operations is approximately 5%, 5% and 6% of consolidated revenue in 2020, 2019 and 2018, respectively.

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

For long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. See Note 3 for further information.

Form 10-K Part II	Cincinnati Bell Inc.

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

Advertising Expenses — Costs related to advertising are expensed as incurred.  Advertising costs were $15.6 million, $18.6 million, and $14.2 million in 2020, 2019, and 2018, respectively.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency.  These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances.  The amounts recorded as revenue for 2020, 2019 and 2018 were $32.2 million, $29.2 million and $22.2 million, respectively.  The amounts reported as expense for 2020, 2019 and 2018 were $34.2 million, $32.5 million, and $23.4 million, respectively.  We record all other federal taxes collected from customers on a net basis.

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

Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees.  We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability.  Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur.  Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost.  Prior service costs and credits are amortized over the average remaining life expectancy of participants or remaining service period, based upon whether plan participants are mostly retirees or active employees.  Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost.  Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average remaining service life of active employees for the Cincinnati pension plans (approximately 7-11 years) and Hawaii postretirement plans (approximately 7-8 years), average remaining life expectancy of retirees for the Cincinnati postretirement plans (approximately 14-15 years) and average remaining life expectancy of participants for the Hawaii union pension plan (approximately 31 years).  The accumulated gains or losses associated with the nonunion Hawaii pension plan do not exceed the corridor requiring amortization.

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Consolidated Statements of Operations or "Accumulated Other Comprehensive Loss."  The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases, which represents a wholesale change to lease accounting. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02 but did not change the core principal. The standard introduces a lessee model that brings most leases onto the balance sheet, as well as aligns certain underlying principles of the new lessor model with those in ASC 606. The ASU is effective for public entities for fiscal years beginning after December 15, 2018. The Company adopted the standard and all subsequent amendments effective January 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company plans to adopt the standard effective January 1, 2021.  The Company has evaluated the amendments that must be applied on a retrospective or modified retrospective basis and concluded that no adjustments are necessary.  The company will apply all other amendments on a prospective basis and does not expect the changes to have a material effect on its consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. In addition, the ASU increases information related to disclosures for convertible instruments and aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures and plans to adopt for the fiscal year beginning January 1, 2022.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
3.	Revenue

The Entertainment and Communications segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other.  Consumer/SMB Fiber and Legacy revenue include both consumer and commercial customers.  Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers.  Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States.

Residential customers have implied month-to-month contracts, while commercial customers, with the exception of contracts associated with the SEA-US cable system, typically have contracts with a duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered.  Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year.  Contracts associated with the SEA-US cable system typically range from 15 to 25 years and payment is prepaid.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products.  Payment terms for customers are between 30 and 120 days. Subsequent to the acquisition of Hawaiian Telcom, the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are associated with the SEA-US cable system.  The IRU contracts typically have a duration ranging from 15 to 25 years.

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2020, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $34.8 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US cable system (see Note 10). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term.  The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2021	$2.5
2022	2.6
2023	2.5
2024	2.6
2025	2.6
Thereafter	22.0

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

Form 10-K Part II	Cincinnati Bell Inc.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
	Entertainment	IT Services		Entertainment	IT Services		Entertainment	IT Services
	and	and	Total	and	and	Total	and	and	Total
(dollars in millions)	Communications	Hardware	Company	Communications	Hardware	Company	Communications	Hardware	Company
Balance as of December 31, 2017	$17.5	$2.0	$19.5	$11.6	$1.3	$12.9	$29.1	$3.3	$32.4
Additions	9.9	1.9	11.8	7.9	1.7	9.6	17.8	3.6	21.4
Amortization	(12.9)	(1.4)	(14.3)	(6.5)	(1.0)	(7.5)	(19.4)	(2.4)	(21.8)
Balance as of December 31, 2018	14.5	2.5	17.0	13.0	2.0	15.0	27.5	4.5	32.0
Additions	3.6	3.5	7.1	10.0	1.6	11.6	13.6	5.1	18.7
Amortization	(10.1)	(1.9)	(12.0)	(8.2)	(1.3)	(9.5)	(18.3)	(3.2)	(21.5)
Balance as of December 31, 2019	8.0	4.1	12.1	14.8	2.3	17.1	22.8	6.4	29.2
Additions	3.6	2.2	5.8	9.4	3.5	12.9	13.0	5.7	18.7
Amortization	(8.1)	(2.4)	(10.5)	(8.4)	(2.2)	(10.6)	(16.5)	(4.6)	(21.1)
Balance as of December 31, 2020	$3.5	$3.9	$7.4	$15.8	$3.6	$19.4	$19.3	$7.5	$26.8

Form 10-K Part II	Cincinnati Bell Inc.

The Company recognizes a liability for cash received upfront for IRU contracts. At December 31, 2020 and 2019, $1.6 million and $1.5 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2020 and 2019, $26.2 million and $27.1 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Year ended December 31,
(dollars in millions)	2020	2019	2018
Data	$479.4	$475.0	$402.6
Video	193.8	203.0	183.3
Voice	262.8	284.9	244.9
Other	33.6	32.8	22.6
Total Entertainment and Communications	969.6	995.7	853.4
Consulting	196.0	152.6	138.7
Cloud	86.2	92.1	98.0
Communications	215.0	198.7	178.5
Infrastructure Solutions	119.4	124.0	135.7
Total IT Services and Hardware	616.6	567.4	550.9
Intersegment revenue	(26.4)	(26.4)	(26.1)
Total revenue	$1,559.8	$1,536.7	$1,378.2

In the first quarter of 2019, the Company determined that certain revenue in the IT Services and Hardware segment associated with nonrecurring projects is better aligned with Infrastructure Solutions, rather than Consulting, where it was previously reported. As a result, the Company reclassed revenue of $26.6 million from Consulting to Infrastructure Solutions for the twelve months ended December 31, 2018. This reclassification of revenue had no impact on the Consolidated Statements of Operations.

	Year ended December 31,
(dollars in millions)	2020	2019	2018
Entertainment and Communications
Products and services transferred at a point in time	$27.9	$31.7	$25.3
Products and services transferred over time	922.0	942.4	805.8
Intersegment revenue	19.7	21.6	22.3
Total Entertainment and Communications	969.6	995.7	853.4
IT Services and Hardware
Products and services transferred at a point in time	127.9	138.7	142.9
Products and services transferred over time	482.0	423.9	404.2
Intersegment revenue	6.7	4.8	3.8
Total IT Services and Hardware	616.6	567.4	550.9
Total Revenue
Total products and services transferred at a point in time	155.8	170.4	168.2
Total products and services transferred over time	1,404.0	1,366.3	1,210.0
Total revenue	$1,559.8	$1,536.7	$1,378.2

4.	Mergers and Acquisitions

Acquisition of Hawaiian Telcom Holdco, Inc.

On July 2, 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom") for cash consideration of $218.3 million, stock consideration of $121.2 million and debt repayments, including accrued interest, of $318.2 million. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communication services and products in the state. With the acquisition, the Company gains access to both Honolulu, a well-developed, fiber-rich city, as well as the growing neighbor islands. The companies' combined fiber networks are nearly 17,800 fiber route miles.

The purchase price for Hawaiian Telcom consisted of the following:

(dollars in millions)
Cash consideration plus debt assumed	$536.5
Cincinnati Bell Inc. stock issued	121.2
Debt repayment	(318.2)
Total purchase price	$339.5

Form 10-K Part II	Cincinnati Bell Inc.

In order to fund the acquisition, the Company utilized proceeds of $350.0 million from the 8% Senior Notes due 2025 ("8% Notes"), $16.5 million of the cash that was previously restricted to fund interest payments on the 8% Notes, drew $35.0 million on the Revolving credit facility and $154.0 million on the accounts receivable securitization facility (see Note 8).  In conjunction with the acquisition, the Company issued 7.7 million Common Shares at a price of $15.70 per share as stock consideration.  The Company recorded a total of $28.1 million in acquisition expenses related to the acquisition of Hawaiian Telcom, of which $0.9 million and $19.2 million were recorded in 2019 and 2018, respectively.  These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

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

Pro Forma Information (Unaudited)

The following table provides the unaudited pro forma results of operations for the year ended 2018 as if the acquisition of Hawaiian Telcom had taken place as of the beginning of fiscal year 2017.  These pro forma results include adjustments related to the financing of the acquisitions, an increase to depreciation and amortization associated with the higher values of property, plant and equipment and intangible assets, an increase to interest expense for the additional debt incurred to complete the acquisitions, and reflects the related income tax effect and change in tax status.

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

Year Ended December 31,
(dollars in millions, except per share amounts)	2018
Revenue	$1,556.5
Net loss applicable to common shareholders	(77.2)
Earnings per share:
Basic and diluted loss per common share	(1.54)

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

Consent Solicitation for 7.000% Senior Notes due 2024 and 8.000% Senior Notes due 2025

On June 15, 2020, the Company announced that it had commenced consent solicitations (the “Consent Solicitations”) with respect to certain proposed amendments to the change of control provisions contained in the (i) indenture, dated as of September 22, 2016 (as supplemented and amended, the “2024 Notes Indenture”) governing its 7.000% Senior Notes due 2024 (the “2024 Notes”) and (ii) indenture, dated as of October 6, 2017 (as supplemented and amended, the “2025 Notes Indenture,” and together with the 2024 Notes Indenture, the “Indentures”) governing its 8.000% Senior Notes due 2025 (the “2025 Notes,” and together with the 2024 Notes, the “Notes”).

Form 10-K Part II	Cincinnati Bell Inc.

Upon the terms and subject to the conditions described in the consent solicitation statement, dated June 15, 2020 (as supplemented and amended, the “Consent Solicitation Statement”), the Company solicited consents in order to (i) amend the definition of “Change of Control” in the Indentures so that the MIP Merger would not constitute a Change of Control and (ii) add a definition of, and designate certain persons, including MIP and its affiliates and Ares Management Corporation and its affiliates as, “Permitted Holders” (collectively, the “Proposed Amendments”).

On July 2, 2020 (the “Effective Date”), following receipt of the requisite consents from holders of each series of Notes with respect to the Proposed Amendments pursuant to the Consent Solicitations, the Company, certain of the Company’s subsidiaries, as guarantors, and Regions Bank, as trustee, entered into a sixth supplemental indenture, dated as of July 2, 2020 (the “Sixth Supplemental Indenture”) to the 2024 Notes Indenture and a second supplemental indenture, dated as of July 2, 2020 to the 2025 Notes Indenture (the “Second Supplemental Indenture”, and together with the Sixth Supplemental Indenture, the “Supplemental Indentures”).

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

The Supplemental Indentures became effective upon execution thereof, but the Proposed Amendments will only become operative upon the occurrence of certain conditions described in the Supplemental Indentures, including payment of the consent fees pursuant to the Consent Solicitations. If the conditions described in the Supplemental Indentures are not satisfied, the Indentures will revert to the form in effect immediately prior to the Effective Date. In addition, subject to the terms and conditions described in the Consent Solicitation Statement and upon satisfaction or waiver of such conditions, including the consummation of the MIP Merger, the Company will secure the Notes and the related guarantees on a pari passu basis (subject to certain exceptions) with the new senior secured credit facilities expected to be entered into in connection with the MIP Merger (the “Collateral”). Any Collateral granted by the Company (but not its subsidiaries) to secure the Notes will also secure the 7.25% Senior Notes due 2023 and any Collateral granted by the Company’s subsidiary Cincinnati Bell Telephone Company LLC (“CBT”) to secure the Notes will also secure CBT’s 6.30% Senior Notes due 2028, in each case on an equal and ratable basis.

Pending Acquisition of Paniolo Fiber Assets

On November 30, 2020, the Company entered into a definitive purchase agreement to acquire substantially all of the operating assets of Paniolo Cable Company, LLC, currently held by the bankruptcy estate of Paniolo, which include inter-island submarine and middle-mile terrestrial fiber infrastructure assets.  The Company plans to account for the Paniolo acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets to be acquired from Paniolo do not include an assembled workforce, and the gross value of the assets to be acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The acquisition of Paniolo’s assets will augment the Company’s existing backbone network and increase the Company’s total submarine and terrestrial fiber footprint by more than 400 miles.

The aggregate purchase price to be paid upon closing of the Paniolo acquisition will be $50.0 million, consisting of $25.0 million in cash and $25.0 million in committed purchase money financing. As of December 31, 2020, the Company has funded $5.0 million to an escrow account to fund a portion of the purchase price, and has entered into an agreement with Paniolo to maintain the Paniolo network prior to the close of the acquisition. This escrow amount is classified as restricted cash and recorded in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. The transaction which is subject to customary closing conditions, including approval of the bankruptcy court and federal regulatory authorities, is expected to close in the second half of 2021.
5.	Earnings Per Common Share

Basic earnings per common share ("EPS") is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur upon issuance of common shares for awards under stock-based compensation plans, or conversion of preferred stock, but only to the extent that they are considered dilutive.

Form 10-K Part II	Cincinnati Bell Inc.

The following table shows the computation of basic and diluted EPS:

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Numerator:
Net loss	$(55.6)	$(66.6)	$(69.8)
Preferred stock dividends	10.4	10.4	10.4
Net loss applicable to common shareowners - basic and diluted	$(66.0)	$(77.0)	$(80.2)
Denominator:
Weighted-average common shares outstanding - basic	50.6	50.4	46.3
Stock-based compensation arrangements	—	—	—
Weighted-average common shares outstanding - diluted	50.6	50.4	46.3
Basic and diluted net loss per common share	$(1.30)	$(1.53)	$(1.73)

In conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, the Company issued 7.7 million Common Shares as a part of the acquisition consideration. In addition, the Company granted 0.1 million time-based restricted stock units to certain Hawaiian Telcom employees under the Hawaiian Telcom 2010 Equity Incentive Plan.

For the years ended December 31, 2020, 2019 and 2018, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

6.    Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2020	2019	Lives (Years)
Land and rights-of-way	$115.7	$117.2	20 – Indefinite
Buildings and leasehold improvements	323.8	315.4	5 – 40
Network equipment	4,180.0	4,044.6	2 – 50
Office software, furniture, fixtures and vehicles	243.7	229.3	2 – 14
Construction in process	60.4	38.9	n/a
Gross value	4,923.6	4,745.4
Accumulated depreciation	(3,194.5)	(2,964.6)
Property, plant and equipment, net	$1,729.1	$1,780.8

Depreciation expense on property, plant and equipment, including assets accounted for as finance leases, totaled $279.0 million in 2020, $290.2 million in 2019 and $239.6 million in 2018.  The portion of depreciation expense associated with cost of providing services was 86%, 87% and 85% in 2020, 2019 and 2018, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 25 years.

No asset impairment losses were recognized in 2020, 2019 or 2018 on property, plant and equipment.
7.	Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

	IT Services and Hardware		Entertainment and Communications		Total Company
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Goodwill, beginning balance	$148.1	$146.0	$12.4	$11.0	$160.5	$157.0
Activity during the year
Adjustments to prior year acquisitions	—	—	—	1.4	—	1.4
Currency translations	1.0	2.1	—	—	1.0	2.1
Goodwill, ending balance	$149.1	$148.1	$12.4	$12.4	$161.5	$160.5

During 2019, the Company recorded immaterial measurement period adjustments for Hawaiian Telcom. For further information related to the acquisition, see Note 4.

Form 10-K Part II	Cincinnati Bell Inc.

No impairment losses were recognized in goodwill for the years ended December 31, 2020, 2019 and 2018. During the annual review performed in the fourth quarter of 2020, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2020			December 31, 2019
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$141.6	$(38.9)	$102.7	$140.8	$(28.4)	$112.4
Trade names	41.7	(9.4)	32.3	41.3	(6.0)	35.3
Technology	9.9	(3.2)	6.7	9.9	(2.2)	7.7
Total	193.2	(51.5)	141.7	192.0	(36.6)	155.4
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.4	—	6.4	—	—	—
Total intangible assets	$199.6	$(51.5)	$148.1	$192.0	$(36.6)	$155.4

During the third quarter of 2020, the Company participated in Auction 105 conducted by the FCC for Priority Access Licenses of the Citizens Band Radio Service Spectrum (“CBRS”). The Company was the winning bidder of 56 wireless spectrum licenses in 17 Greater Cincinnati, Dayton and Hawaiian counties that allow the Company to further expand broadband coverage across its operating footprint. The licenses were transferred to the Company in the fourth quarter of 2020.

The Company’s finite-lived intangible assets were established in connection with completed acquisitions. They are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The change in gross carrying amounts for finite-lived intangible assets is due to foreign currency translation on finite-lived intangible assets denominated in foreign currency.

The amortization expense for finite-lived intangible assets was $14.4 million, $14.7 million and $12.4 million in 2020, 2019 and 2018, respectively. No impairment losses were recognized on intangible assets for the years ended December 31, 2020, 2019 and 2018.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2021	$14.3
2022	14.1
2023	13.7
2024	13.5
2025	13.3
Thereafter	72.8
Total	$141.7

Form 10-K Part II	Cincinnati Bell Inc.

8.	Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2020	2019
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	1.9	2.0
Finance lease liabilities	13.9	14.3
Current portion of long-term debt	21.8	22.3
Long-term debt, less current portion:
Receivables Facility	182.0	131.5
Credit Agreement - Revolving Credit Facility	67.0	57.0
Credit Agreement - Tranche B Term Loan due 2024	580.5	586.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	0.9	3.2
Finance lease liabilities	52.1	59.5
	1,967.7	1,922.9
Net unamortized premium	1.1	1.3
Unamortized note issuance costs	(18.9)	(22.9)
Long-term debt, less current portion	1,949.9	1,901.3
Total debt	$1,971.7	$1,923.6

Credit Agreement

In the fourth quarter of 2017, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $200 million senior secured revolving credit facility including both a letter of credit subfacility of up to $30 million and a swingline loan subfacility of up to $25 million) (the “Revolving Credit Facility”) and (ii) a seven-year $600 million senior secured term loan facility (the “Tranche B Term Loan due 2024”). The Revolving Credit Facility expires in October 2022, and the Tranche B Term Loan due 2024 expires in October 2024. Borrowings under the Credit Agreement's Revolving Credit Facility are used to provide ongoing working capital as well as other general corporate cash flow needs of the Company.

Form 10-K Part II	Cincinnati Bell Inc.

Borrowings under the Credit Agreement bear interest, at the Company's election, at a rate per annum equal to (i) LIBOR plus the applicable margin or (ii) the base rate plus the applicable margin. In the second quarter of 2018, the Company amended the Credit Agreement to reduce the applicable margin on the Revolving Credit Facility and Tranche B Term Loan due 2024. The LIBOR applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from the previous 3.75% per annum to 3.25% per annum. The base rate applicable margin for advances under the Revolving Credit Facility and Tranche B Term Loan due 2024 was changed from 2.75% per annum to 2.25% per annum. Base rate is the higher of (i) the bank prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds rate plus 0.5%. In the case of the Tranche B Term Loan due 2024, the LIBOR rate may not fall below 1.00%. In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum, or, if the consolidated total leverage ratio of the Company and its restricted subsidiaries is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. As a result of the amendment, the Company recorded a loss on extinguishment of debt of $1.3 million in 2018. At December 31, 2020, borrowings under the Credit Agreement's Revolving Credit Facility were $67.0 million, leaving $133.0 million available.

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

In addition, certain of our variable rate debt, including debt under the Credit Agreement and the Receivables Facility, uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in the future or to perform differently than in the past. Recent announcements suggest that publication of U.S. Dollar LIBOR tenors will continue to be published until June 2023 with the exception of the one week and two month U.S. Dollar LIBOR tenors which will cease publication in December 2021.  The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the second quarter of 2020, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to decrease the credit availability, renew the facility, which is subject to renewal every 364 days, until May 2021, and extend the facility’s termination date to May 2023. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was reduced from $225.0 million to $200.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. The amendments also added provisions for a successor to LIBOR in the event LIBOR is no longer applicable and made technical changes to account for the continued integration of the Company’s Hawaiian Telcom and OnX acquisitions into the facility. In addition, a provision was added that the LIBOR rate for the Receivables Facility may not fall below 0.75%. At December 31, 2020, the available borrowing capacity was $200.0 million. Of the total borrowing capacity of $200.0 million, there were $182.0 million of outstanding borrowings and $13.9 million of outstanding letters of credit, leaving $4.1 million available as of December 31, 2020.

Interest on the Receivables Facility is based on the LIBOR rate plus 1.2%. The average interest rate on the Receivables Facility was 2.3% in 2020.  The Company pays letter of credit fees on letters of credit drawn under the securitization facility and also pays commitment fees on the unused portion of the total facility.

Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of December 31, 2020, there was no outstanding balance for accounts receivable sold.

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

7 1/4% Notes due 2023

In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Credit Agreement have resulted in the debt outstanding under the 7 1/4% Notes being secured equally and ratably with the collateral granted by the Company (but not its subsidiaries) that secures the obligations under the Credit Agreement. The Company expects to enter into new senior secured credit facilities upon the consummation of the MIP acquisition. Upon such consummation, the 7 1/4% Notes will be equally and ratably secured with the collateral granted by the Company (but not its subsidiaries) to secure the new senior secured credit facilities. Additionally, in connection with the 2024 Notes Consent Solicitation and the 2025 Notes Consent Solicitation described below, the Company has agreed to secure the 7% Senior Notes and the 8% Senior Notes on a pari-passu basis with the new senior secured credit facilities upon the consummation of the MIP acquisition, such that at such time, the 7% Senior Notes and the 8% Senior Notes will also become secured equally and ratably by the collateral granted by the Company to secure the 7¼% Notes.

Interest on the 7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments that exceeds  $20.0 million, in the aggregate.

7% Senior Notes due 2024

In the third quarter of 2016, the Company issued in a private offering $425.0 million aggregate principal amount of 7% Senior Notes due 2024 ("7% Senior Notes") at par. The Company issued an additional $200.0 million aggregate principal amount of 7% Senior Notes at a price of 105.000% in the fourth quarter of 2016. The 7% Senior Notes were issued pursuant to an indenture, dated as of September 22, 2016 (the “2024 Notes Indenture”), among the Issuer, the subsidiary guarantors and Regions Bank, as trustee (the “Trustee”). Under the 2024 Notes Indenture, the 7% Senior Notes are senior unsecured obligations of the Company, which rank equally in right of payment with all existing and future unsecured senior debt of the Company. The 7% Senior Notes are guaranteed on a joint and several basis by certain of the Company’s existing and future domestic subsidiaries. Each such guarantee is currently a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness.

Form 10-K Part II	Cincinnati Bell Inc.

The 7% Senior Notes bear interest at a rate of 7% per annum, payable semi-annually on January 15 and July 15 of each year, beginning on January 15, 2017, to persons who are registered holders of the 7% Senior Notes on the immediately preceding January 1 and July 1, respectively.

The 7% Senior Notes will mature on July 15, 2024. The Company may, at its option, redeem some or all of the 7% Senior Notes at any time at declining redemption prices equal to (i) 103.500% through September 14, 2021, (ii) 101.750% beginning on September 15, 2021 and (iii) 100.000% beginning on September 15, 2022 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date.

The 2024 Notes Indenture contains covenants including but not limited to the following: limitations on dividends to shareowners and other restricted payments; dividend and other payment restrictions affecting the Company’s subsidiaries such that the subsidiaries are generally not permitted to enter into an agreement that would limit their ability to make dividend payments to the parent; issuance of indebtedness; asset dispositions; transactions with affiliates; liens; investments; issuances and sales of capital stock of subsidiaries; and redemption of debt that is junior in right of payment. The 2024 Notes Indenture provides for customary events of default, including a cross-default provision for both nonpayment at final maturity or acceleration due to a default of any other existing debt instrument that equals or exceeds $35 million.

In June 2020, the Company solicited consents from the holders of the 7% Senior Notes (the “2024 Notes Consent Solicitation”) to amend the 2024 Notes Indenture to (i) amend the definition of “Change of Control” so that MIP’s acquisition of the Company would not constitute a Change of Control and (ii) add a definition of, and designate certain persons, including MIP and its affiliates and Ares Management Corporation and its affiliates as, “Permitted Holders” of the 7% Senior Notes. On July 2, 2020, the Company received the requisite consents from the holders of the 7% Senior Notes, and accordingly, the Company, together with the subsidiary guarantors, entered into the Sixth Supplemental Indenture with the Trustee to give effect to foregoing amendments effective concurrently with the consummation of the MIP Acquisition. Also as part of the 2024 Notes Consent Solicitation, the Company, the subsidiary guarantors and the Trustee agreed to further amend the 2024 Notes Indenture effective concurrently with the consummation of the MIP Acquisition to: (i) secure the 7% Senior Notes and the related guarantees on a pari-passu basis with the 8% Senior Notes and the senior secured credit facilities (subject to certain exceptions) expected to be entered into in connection with the MIP acquisition, and (ii) add a covenant to the 2024 Notes Indenture that restricts the Company from redeeming all or part of the applicable series of 7% Senior Notes under Section 3.07 of the 2024 Notes Indenture prior to September 15, 2021. These further provisions will only be operative upon consummation of the MIP acquisition and subject to certain other conditions. Any collateral granted by the Company (but not its subsidiaries) to secure the 7% Senior Notes will also secure the Issuer’s 7.25% Senior Notes due 2023 and any collateral granted by the Company’s subsidiary Cincinnati Bell Telephone Company LLC (“CBT”) to secure the 7% Senior Notes will also secure CBT’s 6.30% Senior Notes due 2028, in each case on an equal and ratable basis.

8% Senior Notes due 2025

In the fourth quarter of 2017, CB Escrow Corp. (the “Issuer”), an Ohio corporation and wholly owned subsidiary of Cincinnati Bell Inc., closed a private offering of $350 million aggregate principal amount of 8% Senior Notes due 2025 (“8% Senior Notes”) at par. The 8% Senior Notes were issued pursuant to an indenture, dated as of October 6, 2017 (the “2025 Notes Indenture”), between the Issuer and Regions Bank, as trustee.

At the closing of the acquisition of Hawaiian Telcom, the Issuer merged with and into the Company, and the Company assumed the obligations of the Issuer under the 8% Senior Notes and the 2025 Notes Indenture.

Under the 2025 Notes Indenture, the 8% Senior Notes are senior unsecured obligations of the Company, which rank equally in right of payment with all existing and future unsecured senior debt of the Company. The 8% Senior Notes are guaranteed on a joint and several basis by certain of the Company’s existing and future domestic subsidiaries. Under the 2025 Notes Indenture, each such guarantee is a senior unsecured obligation of the applicable guarantor, ranking equally with all existing and future unsecured senior debt of such guarantor and effectively subordinated to all existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness.

The 8% Senior Notes bear interest at a rate of 8.00% per annum, payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2018, to persons who are registered holders of the 8% Senior Notes on the immediately preceding April 1 and October 1, respectively.

The 8% Senior Notes will mature on October 15, 2025. The Company may, at its option, redeem some or all of the 8% Senior Notes at any time at declining redemption prices equal to (i) 106.000% through October 14, 2021, (ii) 104.000% beginning on October 15, 2021, (iii) 102.000% beginning on October 15, 2022 and (iv) 100.000% beginning on October 15, 2023 and thereafter, plus, in each case, accrued and unpaid interest, if any, to the applicable redemption date.

Form 10-K Part II	Cincinnati Bell Inc.

In June 2020, contemporaneously with the 2024 Notes Consent Solicitation, the Company solicited consents from the holders of the 8% Senior Notes (the “2025 Notes Consent Solicitation”) to amend the 2025 Notes Indenture to (i) amend the definition of “Change of Control” so that MIP’s acquisition of the Company would not constitute a Change of Control and (ii) add a definition of, and designate certain persons, including MIP and its affiliates and Ares Management Corporation and its affiliates as, “Permitted Holders” of the 8% Senior Notes. On July 2, 2020, the Company received the requisite consents from the holders of the 8% Senior Notes, and accordingly, the Company together with its subsidiary guarantors entered into the Second Supplemental Indenture with the Trustee to give effect to foregoing amendments effective concurrently with the consummation of the MIP Acquisition. Also as part of the 2025 Notes Consent Solicitation, the Company, the subsidiary guarantors and the Trustee agreed to further amend the 2025 Notes Indenture effective concurrently with the consummation of the MIP Acquisition to: (i) secure the 8% Senior Notes and the related guarantees on a pari-passu basis with the 7% Senior Notes and the senior secured credit facilities (subject to certain exceptions) expected to be entered into in connection with the MIP acquisition, and (ii) add a covenant to the 2025 Notes Indenture that restricts the Company from redeeming all or part of the applicable series of 8% Senior Notes under Section 3.07 of the 2025 Notes Indenture prior to October 15, 2021. These further provisions will only be operative upon consummation of the MIP acquisition and subject to certain other conditions. Any collateral granted by the Company (but not its subsidiaries) to secure the 8% Senior Notes will also secure the Issuer’s 7.25% Senior Notes due 2023 and any collateral granted by the Company’s subsidiary CBT to secure the 8% Senior Notes will also secure CBT’s 6.30% Senior Notes due 2028, in each case on an equal and ratable basis.

Cincinnati Bell Telephone Notes

In 1998, CBT's predecessor issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028 (the "CBT Notes"), which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The indenture related to the CBT Notes does not subject the Company or CBT to restrictive financial covenants, but it does contain a covenant providing that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding CBT Notes equally and ratably with the indebtedness or obligations secured by such liens. In 2017, CBT pledged its assets in support of the Company's debt under the Credit Agreement, and as a result, the CBT Notes became equally and ratably secured with the collateral granted by CBT that secure the debt under the Credit Agreement. The Company expects to enter into new senior secured credit facilities upon the consummation of the MIP acquisition, such that the new senior secured credit facilities will be equally and ratably secured with the collateral granted by CBT to secure the CBT Notes. Additionally, in connection with the 2024 Notes Consent Solicitation and the 2025 Notes Consent Solicitation, the Company has agreed to secure the 7% Senior Notes and the 8% Senior Notes on a pari-passu basis with the new senior secured credit facilities upon the consummation of the MIP acquisition, such that at such time, the 7% Senior Notes and the 8% Senior Notes will also become secured equally and ratably by the collateral granted by CBT to secure the CBT Notes.

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

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements for the five years subsequent to December 31, 2020, and thereafter:

		Other
		financing
(dollars in millions)	Debt	arrangements
Year ended December 31,
2021	$6.0	$1.9
2022	73.0	0.5
2023	210.3	0.4
2024	1,193.5	—
2025	350.0	—
Thereafter	87.9	—
	1,920.7	2.8
Net unamortized premium	1.1	—
Unamortized note issuance costs	(18.9)	—
Total debt	$1,902.9	$2.8

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. The Company incurred deferred financing costs of $0.4 million and $0.8 million in 2020 and 2019, respectively, related to amending and renewing revolving credit agreements. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $1.3 million in 2018.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2020 and 2019, deferred financing costs recorded to "Other non-current assets" totaled $2.0 million and $3.1 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $5.9 million in 2020, $6.4 million in 2019, and $5.7 million in 2018.

Debt Covenants

Credit Agreement

The Credit Agreement has financial covenants that require the Company to maintain certain leverage and interest coverage ratios. As of December 31, 2020, these ratios and limitations include a maximum secured consolidated total leverage ratio of 3.50 to 1.00 and a minimum consolidated interest coverage ratio of 1.50 to 1.00. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

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

9.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 3 and 6 years, its cell towers for terms between 4 and 21 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2066, some of which include options to extend the leases for up to 15 years.

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

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
(dollars in millions)	Balance Sheet Location	2020	2019
Operating lease assets, net of amortization	Operating lease right-of-use assets	$37.4	$35.8
Finance lease assets, net of amortization	Property, plant and equipment, net	28.0	33.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.6	10.9
Noncurrent operating lease liabilities	Operating lease liabilities	33.6	32.1
Total operating lease liabilities		43.2	43.0
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	13.9	14.3
Noncurrent finance lease liabilities	Long-term debt, less current portion	52.1	59.5
Total finance lease liabilities		$66.0	$73.8

The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019
Operating lease cost	$13.0	$13.2
Short-term lease cost	0.3	0.3
Variable lease cost	2.6	2.1
Finance lease cost:
Depreciation on leased assets	7.0	8.3
Interest on lease liabilities	4.5	5.1
Total lease cost	$27.4	$29.0

Under ASC 840, the Company recorded lease expense of $18.4 million in 2018.

Other information related to leases was as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4.4	$5.1
Operating cash flows from operating leases	$12.1	$11.0
Financing cash flows from finance leases	$16.6	$14.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$12.6	$7.5
New finance leases	$7.7	$14.5
Weighted Average Remaining Lease Term
Operating leases	7.35 years	7.93 years
Finance leases	6.88 years	7.20 years
Weighted Average Discount Rate
Operating leases	5.42%	6.94%
Finance leases	7.08%	7.00%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2021	$11.7	$17.5
2022	8.7	12.7
2023	7.3	9.2
2024	5.5	8.4
2025	4.3	7.4
Thereafter	17.2	29.5
Total future minimum lease payments	54.7	84.7
Less imputed interest	(10.4)	(18.7)
Total	$44.3	$66.0

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2020, we have an additional operating lease for a building that has not yet commenced for $1.1 million. This operating lease will commence on January 1, 2021 with a lease term of 10 years.

Sale-Leaseback Disclosures

On December 31, 2020, the Company, through its subsidiary Hawaiian Telcom, sold its real property in Wailuku, Hawaii to the County of Maui for $3.7 million. Net proceeds received from the transaction were approximately $3.5 million after transactional costs. Concurrently with the sale, the Company entered into an operating lease arrangement with the County of Maui for a portion of the building to maintain use of the location as a central office switching station. The transaction qualified for sale-leaseback accounting in accordance with ASC 842, and the Company recognized a nominal loss associated with the sale in 2020. The Company will record an operating lease right-of-use asset and liability of $1.1 million related to the leaseback agreement on January 1, 2021.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded $2.9 million and $3.1 million in lease income related to operating lease payments in 2020 and 2019, respectively.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2020 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2021	$2.4
2022	1.9
2023	1.8
2024	1.8
2025	1.7
Thereafter	15.4
Total future minimum lease payments	25.0
Less imputed interest	(8.8)
Total	$16.2

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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (HEC) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles.  The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms.  Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation.  As of December 31, 2020, the Company has a liability recorded of $38.0 million related to the payments for the use of the poles, of which $1.3 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets.  As of December 31, 2019, the Company had a liability recorded of $39.1 million related to the payments for the use of the poles, of which $1.1 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility.  The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term.  As of December 31, 2020, the Company has a liability of $4.1 million related to the financing arrangement, of which $0.4 million is recognized within “Other current liabilities” and $3.7 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.  As of December 31, 2019, the Company had a liability of $4.4 million related to the financing arrangement which is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The future minimum payments under the base agreements, as well as the renewal options for each lease which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2021	$0.8
2022	3.5
2023	5.8
2024	5.8
2025	5.8
Thereafter	52.0
Total future minimum financing obligation payments	73.7
Less imputed interest	(33.5)
Total	$40.2

Trans-Pacific Submarine Cable

Commensurate to the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US cable.  In August 2014, Hawaiian Telcom joined several other telecommunication companies to form a consortium to build and operate the SEA-US cable. The total system cost was $235.0 million and was primarily composed of a supply contract with the lead contractor. The Company has a fractional ownership in the system and recognizes its fractional share at cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017. During 2020 and 2019, the Company incurred costs of $0.7 million and $0.4 million, respectively, primarily to the cable contractor for construction, with all such costs capitalized.

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $20.8 million and $21.3 million at December 31, 2020 and 2019, respectively, recorded in "Other noncurrent liabilities" and $1.3 million and $1.2 million at December 31, 2020 and 2019, respectively, recorded to “Other current liabilities” in the Consolidated Balance Sheets, which was previously received in up-front payments.  The Company is recognizing revenue for the cable on a straight-line basis over the contract term.  The Company recognizes a financing component in accordance with ASC 606 associated with the upfront payments as the contract terms range up to 25 years.

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

The following table presents the activity for the Company’s asset retirement obligations:

	December 31,
(dollars in millions)	2020	2019
Balance, beginning of period	$7.1	$9.1
Hawaiian Telcom opening balance sheet adjustment	—	(3.2)
Liabilities incurred	—	1.8
Liabilities settled	(0.6)	(0.7)
Accretion expense	0.2	0.1
Balance, end of period	$6.7	$7.1

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $13.9 million as of December 31, 2020.  In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events.  The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

Form 10-K Part II	Cincinnati Bell Inc.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity.  The term of the indemnification period is for the lifetime of the officer or director.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid.  As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.  The Company has no liabilities recorded for these agreements as of December 31, 2020 or 2019.

Purchase Commitments

The Company has purchase commitments and blanket purchase requisitions related to certain goods and services. These agreements typically range from one to three years.  As of December 31, 2020 and 2019, the minimum commitments associated with these arrangements that are noncancellable in nature, are not considered significant.  The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business.  We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2020, cannot be reasonably determined.

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

As of December 31, 2020, the fair value of the interest rate swap liability was $25.4 million and is recorded in the Consolidated Balance Sheets as follows:

			Quoted
			Prices in	Significant	Significant
			Active	Observable	Unobservable
		December 31,	Markets	Inputs	Inputs
(dollars in millions)	Balance Sheet Location	2020	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$16.1	$—	$16.1	$—

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2019, the fair value of the interest rate swap liability was $19.0 million and is recorded in the Consolidated Balance Sheets as of December 31, 2019 as follows:

			Quoted
			Prices in	Significant	Significant
			Active	Observable	Unobservable
		December 31,	Markets	Inputs	Inputs
(dollars in millions)	Balance Sheet Location	2019	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$5.7	$—	$5.7	$—
Interest Rate Swap	Other noncurrent liabilities	$13.3	$—	$13.3	$—

The amount of losses recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Year Ended
	December 31,
(dollars in millions)	2020	2019
Interest Rate Swap	$(6.4)	$(14.0)

The amount of losses reclassified from AOCI into earnings is as follows:

		Year Ended
		December 31,
(dollars in millions)	Statement of Operations Location	2020	2019
Interest Rate Swap	Interest Expense	$(8.4)	$(2.2)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2020 and December 31, 2019, except for the Company's long-term debt and other financing arrangements.  The carrying and fair values of these items are as follows:

	December 31, 2020		December 31, 2019
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,921.8	$1,973.4	$1,867.5	$1,921.5
Other financing arrangements	42.1	58.6	43.5	55.5

*	Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2020 and December 31, 2019, which is considered Level 2 of the fair value hierarchy.  The fair value of other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy.  As of December 31, 2020, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

12.    Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees.  The Company's contributions to the plans are based on matching a portion of the employee contributions.  Both employer and employee contributions are invested in various investment funds at the direction of the employee.  Employer contributions to the defined contribution plans were $13.1 million, $12.9 million, and $11.3 million in 2020, 2019, and 2018, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

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

During 2020, the management pension plan made lump sum payments of $6.0 million resulting in a reduction of the plan benefit obligation of $6.0 million. The Company recorded a pension settlement cost of $2.3 million in 2020 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

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

During 2020, Hawaiian Telcom’s pension plans made lump sum payments of $15.1 million resulting in a reduction of plan benefit obligation of $15.1 million.  The Company recorded a pension settlement cost of $1.5 million in 2020 as a result of lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.  During 2019, Hawaiian Telcom’s pension plans made lump sum payments of $1.0 million resulting in a reduction of plan benefit obligation of $1.0 million and a nominal pension settlement cost.  During 2018, Hawaiian Telcom's pension plans made lump sum payments of $3.6 million resulting in a reduction of plan benefit obligation of $3.6 million and a pension settlement cost of $0.1 million.

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans at December 31, 2020, 2019 and 2018 for the Cincinnati Plans and the Hawaii Plans.  Hawaii pension and postretirement costs recorded in 2018 are related to the six month period subsequent to the July 2, 2018 acquisition date. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for 2020, 2019 and 2018.

Pension and postretirement benefit costs for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$0.4	$0.6	$0.6
Interest cost on projected benefit obligation	18.8	23.9	20.0	3.7	5.0	4.2
Expected return on plan assets	(29.0)	(30.7)	(29.8)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(2.5)	(2.5)	(3.1)
Actuarial loss	18.1	13.7	17.0	1.2	1.8	4.1
Pension settlement charges	3.8	—	0.1	—	—	—
Pension/postretirement cost	$11.7	$6.9	$7.3	$2.8	$4.9	$5.8

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.10%	4.20%	3.60%	3.20%	4.30%	3.60%
Expected long-term rate of return	6.00%	6.50%	7.00%	—	—	—
Cash balance interest credit rate	4.00%	4.00%	4.00%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	2.80%	4.20%	4.10%	3.30%	4.40%	4.20%
Expected long-term rate of return	6.00%	6.50%	7.00%	—	—	—
Cash balance interest credit rate	2.00%	2.20%	3.10%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

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

The Company utilized the Pri-2012/MP-2020 and Pri-2012/MP-2019 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2020 and 2019, respectively.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at January 1,	$652.9	$606.8	$116.3	$123.7
Service cost	—	—	0.4	0.6
Interest cost	18.8	23.9	3.7	5.0
Actuarial loss (gain) (a) (b)	62.8	72.7	(3.5)	(5.1)
Benefits paid	(39.3)	(49.5)	(7.9)	(8.6)
Retiree drug subsidy received	—	—	0.1	0.1
Settlements (c)	(21.1)	(1.0)	—	—
Other	—	—	0.5	0.6
Benefit obligation at December 31,	$674.1	$652.9	$109.6	$116.3
Change in plan assets:
Fair value of plan assets at January 1,	$538.8	$482.4	$4.3	$5.8
Actual return on plan assets	84.5	101.0	0.1	0.3
Employer contributions	7.7	5.9	6.5	6.7
Retiree drug subsidy received	—	—	0.1	0.1
Benefits paid	(39.3)	(49.5)	(7.9)	(8.6)
Settlements (c)	(21.1)	(1.0)	—	—
Fair value of plan assets at December 31,	570.6	538.8	3.1	4.3
Unfunded status	$(103.5)	$(114.1)	$(106.5)	$(112.0)

(a)

The actuarial loss recorded during the periods ended December 31, 2020 and 2019 for the pension plans was primarily driven by changes in the discount rate as well as gains or losses to record pension assets to fair value.

(b)

The actuarial (gain) recorded for the period ending December 31, 2020 for the postretirement plans is primarily due to an updated participation assumption for the Hawaii plans for terminated vested participants as a result of an experience study completed in 2020 partially offset by changes to the discount rate for both plans. The actuarial (gain) recorded for the period ending December 31, 2019 is primarily due to updated participant assumptions for the Hawaii plans partially offset by changes to the discount rate and updated mortality tables.

Form 10-K Part II	Cincinnati Bell Inc.

(c)

The increase in pension plan settlements in 2020 increased due to participant elections to take lump sum payments upon termination as result of the voluntary severance program offered to employees in both Cincinnati and Hawaii. The extent of the funding exceeded the settlement accounting threshold, and as such in the year ended December 31, 2020, these activities have been categorized as settlements.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	2.40%	3.10%	2.40%	3.20%
Cash balance interest credit rate	4.00%	4.00%	—	—
Future compensation growth rate	—	—	—	—

Hawaii Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Discount rate	2.30%	3.10%	2.60%	3.30%
Cash balance interest credit rate	1.20%	2.30%	—	—
Future compensation growth rate	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	December 31,
	2020	2019
Healthcare cost trend	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%
Year the rates reach the ultimate trend rate	2025	2024

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Accrued payroll and benefits (current liability)	$2.1	$2.1	$8.5	$9.5
Pension and postretirement benefit obligations (noncurrent liability)	101.4	112.0	98.0	102.5
Total	$103.5	$114.1	$106.5	$112.0

Amounts recognized in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2020	2019	2020	2019
Prior service (cost) benefit, net of tax of ($0.1), ($0.1), $3.4, $4.0	$(0.1)	$(0.1)	$13.7	$15.6
Actuarial loss, net of tax of ($39.0), ($42.4), ($4.3), ($5.4)	(136.1)	(147.5)	(16.3)	(20.0)
Total	$(136.2)	$(147.6)	$(2.6)	$(4.4)

Amounts recognized in "Accumulated other comprehensive loss" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2020	2019	2020	2019
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(2.5)	$(2.5)
Actuarial (loss) gain recognized:
Reclassification adjustments	21.9	13.7	1.2	1.8
Actuarial (loss) gain arising during the period	(7.1)	(2.3)	3.6	5.5

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk.  The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases.  The current target allocations for the pension plan assets are 50% equity securities and 50% investment grade fixed income securities.  Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index.  Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2020, as well as stock of international companies located in both developed and emerging markets around the world.  Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries.  The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2020 and 2019 by asset category are as follows:

(dollars in millions)	December 31, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$151.2	$151.2	$—	$—
International equity index funds	152.4	152.4	—	—
Fixed income bond funds	265.0	265.0	—	—
Fixed income short-term money market funds	2.0	2.0	—	—
Group insurance contract	3.1	—	—	—
Total	$573.7	$570.6	$—	$—

(dollars in millions)	December 31, 2019	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$137.2	$137.2	$—	$—
International equity index funds	137.4	137.4	—	—
Fixed income bond funds	263.7	263.7	—	—
Fixed income short-term money market funds	0.5	0.5	—	—
Group insurance contract	4.3	—	—	—
Total	$543.1	$538.8	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.

Contributions to our qualified pension plans were $5.5 million in 2020, $3.6 million in 2019, and $9.3 million in 2018. The 2018 contributions include a $5.0 million contribution to the Hawaii Plans that was required by the Public Utilities Commission of the State of Hawaii in order to complete the merger.  Contributions to our non-qualified pension plan were $2.2 million in 2020, $2.3 million in 2019, and $2.3 million in 2018.

Based on current assumptions, contributions are expected to be approximately $3 million to both the qualified and non-qualified plans in 2021. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2021.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2021	$55.3	$8.7	$(0.2)
2022	54.6	8.2	(0.2)
2023	51.0	7.8	(0.1)
2024	50.0	7.4	(0.1)
2025	49.0	7.0	(0.1)
Years 2026 - 2030	198.7	30.6	(0.4)

13.    Shareowners’ Deficit

Common Shares

The par value of the Company’s common shares is $0.01 per share.  At December 31, 2020 and 2019, common shares outstanding were 50,680,605 and 50,420,700, respectively.

In 2010, the Board of Directors approved a plan for repurchase of up to $150.0 million of the Company's common shares.  In 2020, 2019 and 2018, no shares were repurchased or retired under this plan.  As of December 31, 2020, the Company had the authority to repurchase $124.4 million of its common stock.

On July 2, 2018, the Company completed its acquisition of Hawaiian Telcom.  In conjunction with the acquisition, the Company issued 7.7 million common shares as stock consideration, with a total value of $121.2 million.

Preferred Shares

The Company is authorized to issue 1,357,299 shares of voting preferred stock without par value and 1,000,000 shares of nonvoting preferred stock without par value.  The Company issued 155,250 voting shares of 6 3/4% cumulative convertible preferred stock at stated value.  These shares were subsequently deposited into a trust in which the underlying 155,250 shares are equivalent to 3,105,000 depositary shares.  Shares of this preferred stock can be converted at any time at the option of the holder into common stock of the Company at a conversion rate of 5.7676 shares of the Company common stock per one share of 6 3/4% cumulative convertible preferred stock.  Annual dividends of $67.50 per share (or $3.3752 per depositary share) on the outstanding 6 3/4% convertible preferred stock are payable quarterly in arrears in cash, or in common stock in certain circumstances if cash payment is not legally permitted. The liquidation preference on the 6 3/4% cumulative convertible preferred stock is $1,000 per share (or $50 per depositary share).  The Company paid $10.4 million in preferred stock dividends in each of 2020, 2019, and 2018.

Accumulated Other Comprehensive Loss

Shareowners’ deficit includes an accumulated other comprehensive loss that is comprised of pension and postretirement unrecognized prior service cost and unrecognized actuarial losses, unrealized loss on cash flow hedges arising during the period and foreign currency translation losses.

Form 10-K Part II	Cincinnati Bell Inc.

For the years ended December 31, 2020 and 2019, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2018	$(164.5)		$(3.9)		$(7.1)	$(175.5)
Remeasurement of benefit obligations	2.5		—		—	2.5
Reclassifications, net	10.0	(a)	1.7	(b)	—	11.7
Unrealized loss on cash flow hedges arising during the period, net	—		(12.5)	(c)	—	(12.5)
Foreign currency gain	—		—		3.7	3.7
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(2.7)		—		—	(2.7)
Reclassifications, net	15.9	(a)	6.4	(b)	—	22.3
Unrealized loss on cash flow hedges arising during the period, net	—		(11.4)	(c)	—	(11.4)
Foreign currency gain	—		—		2.2	2.2
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)

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

14.    Income Taxes

Income tax expense for continuing operations consisted of the following:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Current:
Federal	$(1.4)	$(1.4)	$(0.6)
State and local	0.6	—	0.9
Foreign	3.5	0.5	1.6
Total current	2.7	(0.9)	1.9
Deferred:
Federal	(13.8)	(9.1)	(10.3)
State and local	7.7	(1.5)	5.7
Foreign	(1.3)	0.4	(1.0)
Total deferred	(7.4)	(10.2)	(5.6)
Valuation allowance	(20.8)	0.5	13.1
Total	$(25.5)	$(10.6)	$9.4

Form 10-K Part II	Cincinnati Bell Inc.

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each year:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax	1.4	2.1	1.4
Transaction costs	(8.6)	(3.0)	(3.1)
Non-Deductible meals and entertainment	(0.4)	(1.5)	(1.8)
Equity compensation	—	(1.7)	0.3
Merger adjustments	—	(1.7)	—
State net operating loss adjustments	(9.5)	(1.0)	(10.1)
Change in valuation allowance, net of federal income tax	25.7	(0.5)	(21.8)
Change in uncertain tax positions	2.5	—	—
Other differences, net	(0.6)	—	(1.4)
Effective tax rate	31.5%	13.7%	(15.5)%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income (loss) as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Income tax (benefit) provision related to:
Continuing operations	$(25.5)	$(10.6)	$9.4
Accumulated other comprehensive income	2.4	0.2	1.3

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$239.9	$210.2
Finance and operating lease obligations	19.7	29.1
Pension and postretirement benefits	50.4	54.3
Employee benefits	9.1	6.1
Interest limitation	—	16.6
State tax credit	9.0	9.2
Other	31.4	29.0
Total deferred tax assets	359.5	354.5
Valuation allowance	(28.4)	(49.3)
Total deferred tax assets, net of valuation allowance	$331.1	$305.2
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(250.9)	$(239.2)
Other	(8.6)	(18.4)
Total deferred tax liabilities	(259.5)	(257.6)
Net deferred tax assets	$71.6	$47.6

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2020, the Company had $940.4 million of federal net operating loss carryforwards with a deferred tax asset value of $197.5 million and $42.4 million in deferred tax assets related to state and local net operating loss carryforwards.  Federal net operating loss carryforwards of $125.6 million will expire in 2023, if unused.  U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities but the Company expects to fully utilize the net operating loss carryforwards.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets.  Despite the cumulative book loss incurred over the three-year period ended December 31, 2020, there is sufficient objectively verifiable income for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration.

In 2020, the CARES Act was enacted, which amended section 163(j) of the Internal Revenue Code to increase the deduction limit for interest expense.  As a result of the increased limit, the Company was able to release substantially all of its valuation allowances against deferred tax assets relating to previously-disallowed interest expense, which were $16.6 million as of December 31, 2019.

As of December 31, 2020 and 2019, the Company has valuation allowances of $28.4 million and $32.7 million, respectively, recorded against other deferred tax assets consisting primarily of state and local net operating loss carryforwards and state credits.  Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $19.0 million and $21.7 million at December 31, 2020 and December 31, 2019, respectively.  Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2020 and 2019.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Balance, beginning of year	$21.9	$22.0	$22.2
Change in tax positions for the current year	(2.2)	0.2	—
Change in tax positions for prior years	(0.5)	(0.3)	(0.2)
Balance, end of year	$19.2	$21.9	$22.0

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2016.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings.  Determination of the amount of any unrecognized deferred income tax liability on temporary differences arising from tax and financial reporting basis differences has not been practicable.

15.    Stock-Based and Deferred Compensation Plans

The Company may grant stock options, stock appreciation rights, performance-based awards, restricted stock units, and time-based restricted shares to officers and key employees under the 2017 Long-Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2017 Stock Plan for Non-Employee Directors. The maximum number of shares authorized and available for award under the 2017 plans at December 31, 2020 was 1.1 million.

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

	2020		2019		2018
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at January 1,	144	$18.35	151	$18.29	181	$17.10
Exercised	—	—	—	—	(19)	8.68
Forfeited	(1)	17.05	(7)	17.05	(9)	17.05
Expired	—	—	—	—	(2)	8.35
Outstanding and exercisable at December 31,	143	$18.37	144	$18.35	151	$18.29
(dollars in millions)
Compensation expense for the year	$—		$—		$—
Tax benefit related to compensation expense	$—		$—		$—
Intrinsic value of awards exercised	$—		$—		$0.1
Cash received from awards exercised	$—		$—		$0.2
Grant date fair value of awards vested	$—		$—		$—

The following table summarizes our outstanding and exercisable awards at December 31, 2020:

	Outstanding		Exercisable
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Range of Grant Price
$17.05	115	$17.05	115	$17.05
$23.75 to $26.05	28	23.83	28	23.83
Total	143	$18.37	143	$18.37

As of December 31, 2020, the aggregate intrinsic value for awards outstanding and exercisable was zero.  The weighted-average remaining contractual life for awards outstanding and exercisable is approximately three years.  As of December 31, 2020, there was no remaining unrecognized stock compensation expense related to stock options or stock appreciation rights.

Performance-Based Restricted Awards

Awards granted generally vest over three years and upon the achievement of certain performance-based objectives. Performance-based awards are expensed based on their grant date fair value if it is probable that the performance conditions will be achieved.

The following table summarizes our outstanding performance-based restricted award activity:

	2020		2019		2018
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at January 1,	1,282	$13.00	692	$18.67	871	$17.30
Granted*	—	—	763	8.34	288	17.60
Vested	(245)	22.03	(160)	15.45	(308)	15.45
Forfeited	—	—	(13)	11.32	(159)	15.45
Non-vested at December 31,	1,037	$10.87	1,282	$13.00	692	$18.67
(dollars in millions)
Compensation expense for the year	$2.4		$2.7		$2.1
Tax benefit related to compensation expense	$(0.5)		$(0.6)		$(0.5)
Grant date fair value of awards vested	$5.4		$2.5		$4.7
*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2020, unrecognized compensation expense related to performance-based awards was $2.2 million, assuming maximum performance attainment, which is expected to be recognized over a weighted-average period of approximately one year.

Time-Based Restricted Awards

Awards granted to Cincinnati Bell employees in 2019 and 2018 vest at the end of a three year period.  Awards granted to directors in 2020, 2019 and 2018 vest on the first anniversary of the grant date.

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

The following table summarizes our time-based restricted award activity:

	2020		2019		2018
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at January 1,	942	$11.67	497	$17.02	164	$18.57
Granted	68	14.99	625	8.43	245	17.05
Awards converted pursuant to Hawaiian Telcom acquisition	—	—	—	—	149	15.70
Vested	(216)	13.58	(167)	15.39	(61)	18.08
Forfeited	(2)	15.70	(13)	12.76	—	—
Non-vested at December 31,	792	$11.42	942	$11.67	497	$17.02
(dollars in millions)
Compensation expense for the year	$3.2		$4.7		$3.5
Tax benefit related to compensation expense	$(0.7)		$(1.1)		$(0.8)
Grant date fair value of awards vested	$2.9		$2.6		$1.1

As of December 31, 2020, there was $2.2 million of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over a weighted-average period of approximately one year.

Cash-Settled Awards

For the year ended December 31, 2020, the Company granted officers and key employees cash-settled awards in place of performance-based restricted awards and time-based restricted awards.  These cash-settled awards vest at the end of a three year period.  Employees generally must be actively employed on the vesting date in order to receive the award payout.

No cash-settled awards were issued in 2019 or 2018.  The Company granted cash-settled awards of $10.5 million in 2020.  For the year ended December 31, 2020, expense incurred for cash-payment awards was $3.2 million and is recorded to “Other noncurrent liabilities” on the Consolidated Balance Sheets.  At December 31, 2020, there was $7.3 million remaining unrecognized compensation expense for cash-settled awards, which will be recognized ratably over the remaining two years of the award.

Form 10-K Part II	Cincinnati Bell Inc.

16.    Restructuring and Severance

Liabilities have been established for employee separations, lease abandonment and contract terminations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Lease Abandonment	Total
Balance as of December 31, 2017	$14.4	$0.1	$14.5
Charges	7.5	0.8	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	3.8
Utilizations	(16.2)	(0.2)	(16.4)
Balance as of December 31, 2018	9.5	0.7	10.2
Charges	6.9	—	6.9
Hawaiian Telcom opening balance sheet adjustment	0.1	—	0.1
Utilizations	(13.9)	(0.4)	(14.3)
Balance as of December 31, 2019	2.6	0.3	2.9
Charges	16.9	—	16.9
Utilizations	(15.0)	(0.3)	(15.3)
Balance as of December 31, 2020	$4.5	$—	$4.5

Restructuring and severance charges recorded in 2020 in the IT Services and Hardware segment are associated with initiatives to reduce and contain costs. In the first quarter of 2020, the Company finalized a voluntary severance program (“VSP”) in Cincinnati and Hawaii for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. As a result, a severance charge of $14.5 million was recorded in the Entertainment and Communications segment.

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

In 2018, an opening balance sheet adjustment of $3.8 million was recorded for certain employees who received severance due to the change of control clause within their employment agreements that was triggered at the time of the acquisition of Hawaiian Telcom. Restructuring and severance charges recorded in 2018 are primarily related to a VSP for certain management employees in the Entertainment and Communications segment, as well as Corporate. The VSP that took place in the fourth quarter of 2018 related to the Company's continued efforts to realize synergies that can be achieved due to the acquisition of Hawaiian Telcom. The Company also incurred employee severance costs in 2018 associated with initiatives to reduce costs and recognize future synergies in the IT Services and Hardware segment as a result of the acquisition of, and integration with, OnX.  In addition, a restructuring charge associated with lease abandonment of $0.8 million was recorded in the second quarter of 2018 related to an office space that will no longer be utilized.

Lease abandonment costs represent future minimum lease obligations, net of expected sublease income, for abandoned facilities. Lease payments on abandoned facilities were completed in the third quarter 2020.

A summary of restructuring activity by business segment is presented below:

(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2017	$12.3	$2.2	$—	$14.5
Charges	3.1	4.9	0.3	8.3
Hawaiian Telcom opening balance sheet adjustment	3.8	—	—	3.8
Utilizations	(10.6)	(5.8)	—	(16.4)
Balance as of December 31, 2018	8.6	1.3	0.3	10.2
Charges	4.9	2.0	—	6.9
Hawaiian Telcom opening balance sheet adjustment	0.1	—	—	0.1
Utilizations	(11.2)	(2.8)	(0.3)	(14.3)
Balance as of December 31, 2019	2.4	0.5	—	2.9
Charges	14.8	2.0	0.1	16.9
Utilizations	(12.8)	(2.5)	—	(15.3)
Balance as of December 31, 2020	$4.4	$—	$0.1	$4.5

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2020 and 2019, $4.5 million and $2.9 million, respectively, of the restructuring liabilities were included in “Other current liabilities.”

17.    Business Segment Information

For the years ended December 31, 2020, 2019, and 2018, we operated two business segments:  Entertainment and Communications and IT Services and Hardware.

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

The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization to customers in the U.S., Canada and the U.K.  These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded hardware reported as Infrastructure Solutions. In July 2018, the Company completed the acquisition of Hawaiian Telcom, and products such as UCaaS, hardware and enterprise long distance delivered by Hawaiian Telcom are included in the IT Services and Hardware segment.

Total assets for the Company increased $14.8 million as of December 31, 2020 as compared to December 31, 2019.  Entertainment and Communications assets decreased $36.7 million due to a decrease in property, plant and equipment primarily as a result of depreciation exceeding capital expenditures. IT Services and Hardware assets decreased by $23.5 million primarily due to amortization of intangible assets during the twelve months ended December 31, 2020 as well as higher inventory on hand associated with customer sales at December 31, 2019.  Corporate assets increased $75.0 million primarily due to increased receivables.  The increase in receivables is due to $44.7 million of accounts receivables sold on the Receivables Facility as of December 31, 2019, and no outstanding balance of accounts receivables sold as of December 31, 2020, as well as deterioration in the aging of receivables in 2020 due to COVID-19.  Deferred tax assets and liabilities totaled $82.5 million and $10.9 million as of December 31, 2020, respectively. Deferred tax assets and liabilities totaled $59.3 million and $11.7 million as of December 31, 2019, respectively.  The increase in deferred tax assets in 2020, as compared to 2019, is primarily due to the release of substantially all of its valuation allowances against deferred tax assets relating to previously-disallowed interest expense, which were $16.6 million as of December 31, 2019 as well as increased net operating losses in 2020.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Revenue
Entertainment and Communications	$969.6	$995.7	$853.4
IT Services and Hardware	616.6	567.4	550.9
Intersegment	(26.4)	(26.4)	(26.1)
Total revenue	$1,559.8	$1,536.7	$1,378.2
Intersegment revenue
Entertainment and Communications	$19.7	$21.6	$22.3
IT Services and Hardware	6.7	4.8	3.8
Total intersegment revenue	$26.4	$26.4	$26.1
Operating income
Entertainment and Communications	$99.7	$105.5	$103.3
IT Services and Hardware	24.6	2.6	17.2
Corporate	(58.3)	(35.0)	(37.2)
Total operating income	$66.0	$73.1	$83.3
Expenditures for long-lived assets*
Entertainment and Communications	$206.4	$201.3	$408.0
IT Services and Hardware	23.5	22.4	29.2
Corporate	0.1	0.1	0.2
Total expenditures for long-lived assets	$230.0	$223.8	$437.4
Depreciation and amortization
Entertainment and Communications	$252.7	$255.8	$210.8
IT Services and Hardware	40.6	48.9	41.0
Corporate	0.1	0.2	0.2
Total depreciation and amortization	$293.4	$304.9	$252.0

*Includes cost of acquisitions and purchase of wireless spectrum assets

	As of December 31,
(dollars in millions)	2020	2019
Assets
Entertainment and Communications	$1,803.3	$1,840.0
IT Services and Hardware	477.2	500.7
Corporate and eliminations	388.1	313.1
Total assets	$2,668.6	$2,653.8

Form 10-K Part II	Cincinnati Bell Inc.

18.    Quarterly Financial Information (Unaudited)

	2020
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$380.0	$380.0	$389.5	$410.3	$1,559.8
Operating (loss) income	(20.2)	27.7	24.7	33.8	66.0
Net loss	(34.0)	(7.8)	(8.2)	(5.6)	(55.6)
Basic and diluted loss per common share	$(0.72)	$(0.21)	$(0.21)	$(0.16)	$(1.30)

	2019
	First	Second	Third	Fourth
(in millions, except per common share amounts)	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$379.6	$384.2	$382.5	$390.4	$1,536.7
Operating income	10.1	24.9	22.8	15.3	73.1
Net loss	(26.9)	(5.5)	(13.6)	(20.6)	(66.6)
Basic and diluted loss per common share	$(0.59)	$(0.16)	$(0.32)	$(0.46)	$(1.53)

The effects of assumed common share conversions are determined independently for each respective quarter and year and may not be dilutive during every period due to variations in operating results. Therefore, the sum of quarterly per share results will not necessarily equal the per share results for the full year.

Restructuring and employee severance charges totaled $15.2 million, $0.4 million, $0.8 million and $0.5 million in the first, second, third and fourth quarters of 2020, respectively. Restructuring and employee severance charges totaled $3.3 million, $1.8 million, $1.3 million, and $0.5 million in the first, second, third and fourth quarters of 2019, respectively.

Transaction and integration costs totaled $29.1 million, $2.5 million, $2.2 million and $1.2 million in the first, second, third and fourth quarters of 2020, respectively. These costs were primarily related to the pending acquisition by MIP entered into in the first quarter of 2020. First quarter 2020 transaction charges also include a termination fee of $24.8 million paid to an affiliate of Brookfield as required by the terms of the Brookfield Merger Agreement. Transaction and integration costs totaled $3.0 million, $0.6 million, $0.2 million and $9.0 million in the first, second, third and fourth quarters of 2019, respectively. These costs were primarily related to the pending acquisition by Brookfield entered into in the fourth quarter of 2019.

Interest expense totaled $134.2 million in 2020 compared to $139.6 million in 2019. This decrease is due to the decrease in LIBOR rates.

19.    Supplemental Cash Flow Information

	Year Ended December 31,
(dollars in millions)	2020	2019	2018
Capitalized interest expense	$1.3	$1.7	$1.0
Cash paid/(received) for:
Interest	125.5	129.3	131.7
Income taxes, net of refunds	0.5	0.5	(13.8)
Noncash investing and financing activities:
Stock consideration for acquisition of Hawaiian Telcom	—	—	121.2
Acquisition of property by assuming debt and other financing arrangements	7.7	14.5	51.5
Acquisition of property on account	24.3	26.0	35.8

Form 10-K Part II	Cincinnati Bell Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No reportable information under this item.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of the end of the period covered by this report. Employees continue to primarily work remotely in response to the COVID-19 pandemic, and management has concluded that this transition to remote working did not result in changes to Cincinnati Bell Inc.’s internal control over financial reporting that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. Based on this evaluation, Cincinnati Bell Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.

(b)	Management's annual report on internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2020 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020, including the continuation of employees working remotely that started in mid-March in response to the COVID-19 pandemic. Management has concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the fourth quarter of 2020 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness

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

Form 10-K Part III	Cincinnati Bell Inc.

Directors

The following are brief biographies of each person serving as a director of the Company as of December 31, 2020.

Ms. Ching is currently Executive Vice President of External Affairs at Alexander & Baldwin ("A&B").  Since joining A&B in 1982, Ms. Ching has held a number of positions of increasing responsibility.  Ms. Ching also serves on the board of Matson Navigation Company, Inc.  Director since 2018.  Age 64.

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

Meredith J. Ching

Mr. Dods is retired.  He served as Director of Hawaiian Telcom’s Board prior to the merger with Cincinnati Bell Inc. in July 2018, including serving as Chairman of the Board from 2008 to 2010.  He held positions as Chief Executive Officer and Chairman of the Board of First Hawaiian Bank, Chairman of Alexander & Baldwin, and Chairman of Matson, Inc.  He currently serves on the boards of First Hawaiian Bank, Pacific Guardian Life Insurance Co. Ltd., Par Pacific Holdings, Inc., Pohaku Pa’a, LLC, and Servco Pacific Inc.  He also serves on several civic and community boards throughout the state of Hawaii.  Director since 2018.  Age 79.

With over 50 years of experience in the banking and financial services industry as well as service on numerous public company and non-profit boards, Mr. Dods brings a unique perspective to the Board.  This experience makes him a valuable asset to the Board as Chairman of the Governance and Nominating Committee and as a member of the Compensation Committee and Executive Committee.

Walter A. Dods, Jr.

Form 10-K Part III	Cincinnati Bell Inc.

Mr. Eck is currently President and CEO of Mattress Firm, the nation's largest specialty retailer of bedding products.   Mr. Eck previously served as the Chief Local Media Officer at Univision Communications, Inc. ("Univision"), the leading Hispanic media company in the United States.  Prior to joining Univision in 2011, Mr. Eck worked at NBC Universal (“NBCU”) for 18 years, most recently serving as President of the NBC Television Network.  While with NBCU, he also led MediaWorks, NBCU’s technology and operations division.  Prior to joining NBCU, Mr. Eck held various other executive and financial positions at General Electric Company ("GE").  Director since 2014.  Age 61.

With over 35 years of media, operating, finance and technology experience at Univision, GE/NBCU and now Mattress Firm, Mr. Eck brings a significant leadership background and relevant industry experience.  This experience makes him a valuable asset to the Board as a member of the Audit and Finance Committee and the Governance and Nominating Committee.

John W. Eck

Mr. Fox has served as President and Chief Executive Officer of Cincinnati Bell Inc. since June 1, 2017.  Mr. Fox joined Cincinnati Bell in 2001 and held several positions, including President and Chief Operating Officer from September 2016 to June 2017; Chief Financial Officer from October 2013 to September 2016; Chief Administrative Officer from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; and Vice President of Finance at Cincinnati Bell Technology Solutions Inc. from October 2008 to December 2012.  Director since 2018.  Age 48.

Mr. Fox is on the boards of the Cincinnati USA Regional Chamber, American Red Cross, Anthony Munoz Foundation, University of Cincinnati Foundation, and ArtsWave.  Mr. Fox brings to the Board valuable public-company financial experience, a keen understanding of the communications and information technology industries, and vast knowledge of the Company’s business.

Leigh R. Fox

Ms. Haussler has served as Chairman of Opus Capital Group (a registered investment advisory firm) since 1996 and she also served as Chief Executive Officer from 1996 to June 2019. She is a director of Morgan Stanley Funds and Service Corporation International. She is a former director of Capvest Venture Fund, LP, Adena Ventures, LP (a venture capital fund), Blue Chip Venture Company (a venture capital fund) and The Victory Funds.  Director since 2008.  Age 63.

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

Jakki L. Haussler

Form 10-K Part III	Cincinnati Bell Inc.

Mr. Maier is retired.  He was President and Chief Executive Officer of Frisch’s Restaurants, Inc. ("Frisch's"), an operator of family style restaurants and a former publicly-traded company, a position he held from 1989 to 2015. He was also a director of Frisch’s from 1984 to 2015. Director since 2008. Age 71.

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

Craig F. Maier

Mr. Mayer is retired and is now working part time with a large consulting company in information technology and digital and business transformation.  He also was the chair of the Emerging Manufacturing IT and Digital Technologies Advisory Board for the CEO of a large software and services company for 5 years after retirement.  Prior to joining the Board, Mr. Mayer held several executive-level information technology and business process re-engineering positions at General Electric Company ("GE").  Most recently, he was Executive Vice President, CIO, and Quality Leader at GE Healthcare from 2009 to 2012.  Prior to that, he was Executive Vice President and CIO at GE Healthcare from 2005 to 2008; Vice President and CIO at GE Aircraft Engines and later to include GE Transportation from 2000 to 2005; and CIO and Chief Quality Officer at NBC from 1998 to 2000.  He held various other information technology and business process improvement positions at GE from 1986 to 1998.  Prior to that, he held multiple leadership positions at Chiquita Brands International, Republic Steel Corporation and Enduro Stainless Corporation.  Director since 2013.  Age 67.

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

Russel P. Mayer

Mr. Torbeck retired as Chief Executive Officer of Cincinnati Bell Inc. effective May 31, 2017.  Prior to his retirement, he also served as President from January 31, 2013 until September 1, 2016.  He joined Cincinnati Bell in 2010 as President and General Manager of Cincinnati Bell Communications Group.  Prior to joining Cincinnati Bell, Mr. Torbeck was Chief Executive Officer of the Freedom Group, Inc. and also worked for 28 years for the General Electric Company (“GE”), where he served as the Vice President of Operations for GE Industrial Business, President and CEO of GE’s Rail Services business and Vice President of Global Supply Chain for GE Aviation.  He is a director of Americraft Manufacturing, Inc.  He serves on the boards of CTI Clinical Trial & Consulting and Triumph Signs & Consulting, Inc., as well as several non-profit boards.  Director since January 2013.  Age 64.

Mr. Torbeck brings to the Board critical knowledge and understanding of the products and services offered by the Company and a strong understanding of the telecommunications industry.  Mr. Torbeck’s prior business and management experience also provides the Board with a valuable perspective on managing a successful business.  He also serves as a member of the Executive Committee.

Theodore H. Torbeck

Form 10-K Part III	Cincinnati Bell Inc.

Ms. Wentworth is the former Senior Vice President, Chief Financial Officer and Treasurer of BlueLinx Holdings Inc. ("BlueLinx"), a building products distributor, from 2007 to 2008. Prior to joining BlueLinx, she was Vice President and Chief Financial Officer for BellSouth Corporation’s Communications Group ("BellSouth") and held various other positions at BellSouth from 1985 to 2007. She is a certified public accountant licensed in the State of Georgia. She is a director, chair of the Audit Committee and member of the Nominating & Governance Committee of Graphic Packaging Holding Company.  She is also a director, chair of the Audit and Finance Committee, a member of the Compensation Committee and a member of the Transaction Committee of CyrusOne Inc.  Director since 2008.  Age 62.

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

Lynn A. Wentworth

Mr. Yudkovitz is retired.  He was head of The Walt Disney Company’s ("Disney") Strategic Innovation Group (2010 through 2015).  He also served as the Senior Vice President for Corporate Strategy and Business Development at Disney (2005-2010) and as President of TiVo Inc. (2003-2005).  Previously, Mr. Yudkovitz was President of two divisions at NBC and a key member of the teams that developed and launched the CNBC and MSNBC networks. Mr. Yudkovitz recently served as Chairman of the FCC Advisory SubCommittee on Rural Deployment of Broadband.  Director since 2015.  Age 66.

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

Martin J. Yudkovitz

Audit and Finance Committee

The Audit and Finance Committee currently consists of five persons, none of whom is an executive officer of the Company and all of which are independent directors.  The Audit and Finance Committee held five meetings during 2020.  Members of the Audit and Finance Committee are Mr. Eck, Ms. Haussler, Mr. Maier, Mr. Mayer and Ms. Wentworth.  The purpose of the Audit and Finance Committee is, among other things, to assist the Board in its oversight of (i) the integrity of the financial statements of the Company, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independence and qualifications of the independent registered public accounting firm ("Independent Registered Public Accounting Firm"), (iv) the Company’s risk assessment and risk management policies, and (v) the performance of the Company’s internal audit function and Independent Registered Public Accounting Firm.  To this end, the Audit and Finance Committee meets in executive session with its own members and may also meet separately with the Independent Registered Public Accounting Firm, the Company’s internal auditors, General Counsel or members of management.  The Audit and Finance Committee Charter provides a more detailed description of the responsibilities and duties of the Audit and Finance Committee.

Form 10-K Part III	Cincinnati Bell Inc.

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

Code of Ethics:

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

In addition to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 and filed as exhibits to this Annual Report on Form 10-K, in September 2020, the Company’s Chief Executive Officer submitted to the NYSE the certification regarding compliance with the NYSE’s corporate governance listing standards required by Section 303 A.12 of the NYSE Listed Company Manual.

Executive Officers of the Registrant:

The names, ages and positions of the executive officers of the Company as of February 25, 2021 are as follows:

Name	Age	Title
Leigh R Fox	48	President and Chief Executive Officer
Andrew R Kaiser	52	Chief Financial Officer
Christi H. Cornette	65	Chief Culture Officer
Thomas E. Simpson	48	Chief Operating Officer
Christopher J. Wilson	55	Vice President and General Counsel
Joshua T. Duckworth	42	Vice President of Treasury, Corporate Finance and Investor Relations
Suzanne E. Maratta	38	Vice President and Corporate Controller

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

Form 10-K Part III	Cincinnati Bell Inc.

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

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August 2003.

JOSHUA T. DUCKWORTH, Vice President of Treasury, Corporate Finance and Investor Relations since October 2017; Vice President, Investor Relations and Controller of the Company from July 2013 to October 2017; Assistant Treasurer and Director of Investor Relations for Cincinnati Bell Inc. from August 2012 to July 2013; Assistant Controller for Cincinnati Bell Inc. from August 2010 to August 2012; Deloitte & Touche LLP's audit practice from October 2004 to August 2010.

SUZANNE E MARATTA, Vice President and Corporate Controller of the Company since May 2019; Assistant Corporate Controller of the Company from August 2017 to May 2019; Senior Financial Reporting Manager of the Company from May 2014 to August 2017; Auditor at PricewaterhouseCoopers from January 2007 to May 2014.

Form 10-K Part III	Cincinnati Bell Inc.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Named Executive Officers

The Company's 2020 named executive officers (“NEOs”) were:

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

The Company utilizes certain non-GAAP financial measures, Adjusted EBITDA (“EBITDA”) and Adjusted Unlevered Operating Cash Flow (“Adjusted OCF”), in order to compensate NEOs.  The Company defines Adjusted EBITDA as GAAP operating income plus depreciation, amortization, stock-based compensation, restructuring and severance related charges, (gain) loss on sale or disposal of assets, transaction and integration costs, transaction related employee retention agreements, asset impairments, and other special items.  The Company defines Adjusted OCF as cash flows from operating activities (as defined by GAAP) adjusted to exclude (1) cash paid for interest on (a) all long-term debt, (b) capital lease obligations, and (c) other financing arrangements for the period (computed on the basis of the Company’s interest expense for purposes of the Company’s applicable income statements as determined in accordance with GAAP, less non-cash items); and (2) cash paid for transaction and integration costs.

The reconciliation of Non-GAAP Adjusted EBITDA and Adjusted OCF to the most directly comparable GAAP measure is presented in the following tables. Certain other adjustments may be made for items not contemplated as part of the target goals, such as the results associated with the acquisition of Hawaiian Telcom.  All adjustments are approved by the Board.

Year ended December 31,
(dollars in millions)	2020
Net loss (GAAP)	$(55.6)
Add:
Income tax benefit	(25.5)
Interest expense	134.2
Other income, net	(1.2)
Other components of pension and postretirement benefit plans expense	14.1
Operating Income (GAAP)	$66.0
Add:
Depreciation and Amortization	293.4
Restructuring and severance related charges	16.9
Transaction and integrations costs	35.0
Employee contract termination costs	1.1
Transaction related employee retention agreements	3.2
Stock-based compensation	5.6
Adjusted EBITDA	$421.2

Year ended December 31,
(dollars in millions)	2020
Operating cash flow (GAAP)	$206.1
Add:
Cash paid for interest	125.5
Transaction and integrations payments	43.1
Adjusted Unlevered Operating Cash Flow	$374.7

Form 10-K Part III	Cincinnati Bell Inc.

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

Consequently, the Company’s executive compensation program ties a significant portion of an executive’s realized annual compensation to the Company’s achievement of financial and strategic goals.  For 2020, the key financial measures utilized to assess annual performance are revenue and Adjusted EBITDA.  For the 2018-2020 and 2019-2021 awards, the key financial measures utilized to assess long-term performance include a combination of operating cash flow and total shareholder return ("TSR").  See Elements of Compensation below for a detailed discussion of the payments made under the annual and long-term incentive plans for 2020 performance.

For 2020, the Company achieved the following financial and operational results:

•	Revenue totaled $1,560 million, an increase of $23 million compared to the prior year
•	Adjusted EBITDA totaled $421 million, an increase of $16 million compared to the prior year
•	Operating income totaled $66 million, down $7 million compared to the prior year
•	Entertainment and Communications revenue totaled $970 million, down 3% compared to the prior year
•	Entertainment and Communications Adjusted EBITDA totaled $368 million, up $1 million compared to the prior year
•	IT Services and Hardware revenue totaled $617 million, generating Adjusted EBITDA of $68 million, up 9% and 27%, respectively, compared to the prior year
•	Cash provided by operating activities totaled $206 million, down $53 million as compared to the prior year
•	Free cash flow totaled $31 million, down $15 million year-over-year
•	Fiber-to-the-premise (“FTTP”) internet subscribers increased by approximately 20,700 in Cincinnati and 4,400 in Hawaii compared to the prior year
•

Continued construction of its fiber network and passed an additional 14,800 addresses with FTTP in Cincinnati, which is now available to approximately 60% of Cincinnati’s addressable market and 10,800 addresses with FTTP in Hawaii, which is now available to approximately 35% of Hawaii’s total addressable market

As a result of the above achievements, the NEOs earned their annual incentives above target and their long-term performance incentives below target for the 2018-2020 long-term incentive awards.  The NEOs earned their annual incentives and their long-term performance incentives above target for the 2019-2021 long-term incentive awards.

We believe that our 2020 results confirm that the Company’s executive compensation program effectively focuses our executive talent on achieving our key financial goals over multiple years and aligns executive long-term incentive rewards with the interests of shareholders. The mix of base pay (the “fixed cost” of the program) and both annual and long-term incentive plans promote achievement of current-year goals and longer-term business strategies while driving appropriate business behavior without inducing executives to take undue business risks.

Form 10-K Part III	Cincinnati Bell Inc.

The following chart summarizes the key elements of our compensation program, which are discussed in more detail later in the CD&A.

Component	Purpose	Key Characteristics	2020 Key Actions
Base Salary	• Allows Company to attract and retain executives • Recognizes individual performance through merit increases • Recognizes individual work experience and level of responsibility	• Fixed annual cash compensation • Increases primarily driven by individual performance and by market positioning • Used to calculate other components of compensation

• While the Company reviews salary market data for all non-union employees on an annual basis, it follows a practice of only providing merit increases on an 18-24 month basis.

• The NEOs received a one-time lump sum payment equivalent to 3% of their base salary in 2020.

Annual Incentives	• Motivate achievement of Company annual financial goals and strategic objectives • Motivate achievement of individual annual performance goals	• Performance-based annual cash incentive compensation • Annual incentive target set as a percentage of base salary

• The revenue and Adjusted EBITDA performance metrics, which affect 80% of incentive payout, were attained at 100.8% and 103.4%, respectively, of target. Together with the individual performance portion, NEO total annual incentive payouts were 125.5% of target.

• Annual incentives for NEOs are set as a percentage of base salary.  Since the NEOs received no base salary increases in 2020, their annual incentive targets for 2020 did not change.

Form 10-K Part III	Cincinnati Bell Inc.

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

• Performance-based stock unit awards are granted annually with three-year performance cycles

• Restricted stock units are time-based and vest on the 3rd anniversary of the grant date

• No performance-based or time-based restricted stock unit awards were granted to any NEO in 2020.
Restricted Cash Awards	• Motivate achievement of Company long-term financial goals and strategic objectives • Retain key executives

• Restricted cash awards are time-based and vest 25% upon the closing of the pending MIP Merger (defined in 2020 Say-on-Pay Vote and Shareholder Outreach on page 120), 25% six months following the close and 50% eighteen months following the close.

• If the MIP merger is not consummated, the awards will fully vest on the third anniversary of the grant date.

• All NEOs received a restricted cash award in 2020.

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

Compensation Practices

The Company reviews and modifies its executive compensation program and practices regularly to address changes in the Company's short- and long-term business objectives and strategies, new regulatory standards and to implement evolving best practices.  Listed below are compensation practices that the Company has adopted in support of its compensation philosophy:

•

Performance-Based Compensation.  The Company believes that a significant percentage of each NEO's total compensation should be performance-based or “at-risk.”  Base salary was only 15% of the Chief Executive Officer's 2020 target compensation and 31% of the other NEOs' 2020 target compensation.

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

Form 10-K Part III	Cincinnati Bell Inc.

•

Executive Compensation Benchmarking.  The Company (i) uses the general industry peer group as the primary source of market data for competitive assessments of executive pay, (ii) uses a peer group consisting of 19 telecommunications and IT services companies (the “Telecommunications Peer Group”), filed as Exhibit 99.1 to this Annual Report on Form 10-K, as a secondary reference for assessing market pay and industry compensation practices, and (iii) each year reviews and modifies, if necessary, the Telecommunications Peer Group to make certain that it is an appropriate peer group for comparisons to Cincinnati Bell.  We target each pay component and total pay at the 50th percentile.

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

2020 Say-on-Pay Vote and Shareholder Outreach

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

While the Compensation Committee believes aligning executives' compensation with shareholder return is key to a balanced approach, the long-term incentive compensation plan awards for executives were replaced with restricted cash awards in 2020 to ensure continued focus on managing the business while taking the necessary action to close the MIP Merger in a timely fashion.

Given the pending MIP Merger and the approximately 98% favorable vote of the shares voted with respect to the Company's say-on-pay proposal in 2020, the Company’s shareholder outreach program was suspended for 2020.

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

Form 10-K Part III	Cincinnati Bell Inc.

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

While the Company reviews salary market data for all non-union employees on an annual basis, it follows a practice of providing merit increases on an 18-24 month basis.  In lieu of a merit increase, the NEOs each received a one-time lump sum payment in 2020 equal to 3% of their base salary.

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

The Company used the following goals having the indicated weights in 2020:

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

The Adjusted EBITDA and revenue goals are assessed independently of each other and are scaled above and below their respective targets.  The scale for 2020 targets is set forth below:

	Adjusted EBITDA Goal		Revenue Goal
Percentage of Criterion Achieved	Percentage of Target Incentive Goal	Percentage of Total Annual Incentive Paid	Percentage of Target Incentive Goal	Percentage of Total Annual Incentive Paid
Below 95%	0%	0%	0%	0%
95%	50%	30%	50%	10%
100%	100%	60%	100%	20%
110%	125%	75%	125%	25%
120% or greater	150%	90%	150%	30%

The 2020 target annual incentives for each of the NEOs at year-end are set forth below:

Named Executive Officer	Target Annual Incentive as a Percentage of Base Salary
Leigh R. Fox	100%
Andrew R. Kaiser	100%
Thomas E. Simpson	100%
Christi H. Cornette	100%
Christopher J. Wilson	100%

Form 10-K Part III	Cincinnati Bell Inc.

In 2020, for annual incentive purposes, the chart below sets out the Adjusted EBITDA and revenue target goals and actual results, adjusted for items not contemplated as part of the target goals.  These results produced a weighted-average payout for the financial portion of approximately 86% of target:

Financial Objective	2020 Threshold Performance Level	2020 Adjusted Target	2020 Superior Performance Level	2020 Actual Results
Adjusted EBITDA	95%	$411M	120%	$425M
Revenue	95%	$1.548B	120%	$1.560B

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

The table below shows the percentage of target annual incentive earned by each NEO for 2020 for each performance measure and in total as well as the actual award payment:

Named Executive Officer	Total Company Adjusted EBITDA	Total Company Revenue	Individual Performance	Total Annual Incentive Award	Total Annual Incentive Award Payment
Leigh R. Fox	103%	101%	200%	126%	$840,850
Andrew R. Kaiser	103%	101%	200%	126%	$517,060
Thomas E. Simpson	103%	101%	200%	126%	$581,693
Christi H. Cornette	103%	101%	200%	126%	$491,207
Christopher J. Wilson	103%	101%	200%	126%	$475,695

Long-Term Incentives

NEOs received restricted cash awards in lieu of long-term incentive grants in 2020.

Stock Options/SARs

No stock options or stock appreciation rights ("SARs") were granted to NEOs in 2020.

Performance-Based and Time-Based Restricted Stock Unit Awards

No performance-based or time-based stock unit awards were granted to NEOs in 2020

Restricted stock units from the 2018 and 2019 grants will be paid in common shares at the end of a three-year vesting period.

As was the practice in 2018, the performance-based stock units granted in 2019 are structured to be paid in common shares, equal to the fair market value of common shares at the end of a three-year performance period and are based on the achievement of specific Company quantitative goals over such three-year performance period.  Such awards were granted during the first quarter of each calendar year following finalization and approval by the Board of the financial goals for the next three-year performance period.  For the 2018 awards, performance goal attainment will be based on the achievement of the specific Company quantitative goals on a cumulative basis for each of the performance periods (2018, 2018-2019 and 2018-2020) as approved by the Board, with a single payout at the end of the three-year performance period.  For the 2019 awards, performance goal attainment will be based on the achievement of the specific Company quantitative goals for each of the performance periods (2019, 2019-2020 and 2019-2021) as approved by the Board, with a single payout at the end of the three-year performance period.

Form 10-K Part III	Cincinnati Bell Inc.

For each of the 2018 performance periods (2018, 2018-2019 and 2018-2020) within the three-year performance cycle ending December 31, 2020, and each of the 2019 performance periods (2019, 2019-2020 and 2019-2021) within the three-year performance cycle ending December 31, 2021, 70% of the award payout is based on Adjusted Unlevered Operating Cash Flow ("Adjusted OCF"), with the remaining 30% based on the Company's TSR for each of the 2018 performance periods and 2019 performance periods compared to the Telecommunications Peer Group approved by the Compensation Committee as in effect on the last day of the respective performance period.  For Adjusted OCF, achievement must be at least 95% of the target goal in order to generate a threshold level payment equal to 50% of this component of the target award for each executive.  With respect to the TSR component of the award, the Company's TSR for the respective performance period must be at least in the 20th percentile when compared to the Telecommunications Peer Group in order to generate a threshold level payout equal to 25% of this component of the target award for each NEO (achievement above the 30th percentile is based on a sliding scale, with achievement of the 50th percentile generating a payout at 100% and achievement of the 90th percentile or greater generating payout at 150% of this component of the target award for each NEO).

The threshold, target and superior performance levels are the same for each of the NEOs.  For the 2018-2020 long-term incentive awards, each of the NEOs received 86.1% of their target awards based on the results of the three-year performance cycle ending December 31, 2020 as shown in the table below, adjusted for the TSR results.

2018-2020	Threshold		Superior	Actual Results (a)
Performance Cycle	Performance Level	Target	Performance Level	2018	2018-2019	2018-2020
Adjusted Unlevered Cash Flow	95.0%	100.0%	120.0%	106.9%	106.2%	103.9%
Telecom Peer Group TSR	20th Percentile	50th Percentile	90th Percentile	n/a	n/a	43.0%
(a)	The maximum payout for the full 3-year performance cycle is 150%.

Business Value Program

On May 1, 2018, the Board approved a new management incentive program (the "Business Value Award Program") intended to reward key management of the Company  for growing, and creating significant enterprise value through such growth, in the IT Services and Hardware business of the Company (“IT Segment”).  The Business Value Award Program has been implemented through an award of Business Value Award “points.”  A “point” is a measure used to determine the amount of cash, if any, that could be distributed to a participating employee who receives such an award upon the occurrence of certain events.  A form of Business Value Award Agreement (the “BVAP Agreement”) for the award of such points was approved by the Committee on May 1, 2018.  A maximum of 1,000 total points may be awarded to all employees participating in this Business Value Award Program.

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

Form 10-K Part III	Cincinnati Bell Inc.

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

•Pay practices for executive officers of the Telecommunications Peer Group.  Because of the reasons noted above, the Compensation Committee uses the information about the Telecommunications Peer Group as a secondary source for monitoring compensation trends to provide reasonable assurance that using the General Industry Survey data for comparative analysis does not cause an aberration of the Company's executive compensation at the 50th percentile.  The Telecommunications Peer Group used in 2020 is filed as Exhibit 99.1 to this Annual Report on Form 10-K.

•The Compensation Committee annually reviews and approves the list of companies in the Telecommunications Peer Group.

•
•

[1] Regression analysis is a statistical tool for determining the relationship between a dependent variable (in this case, target compensation levels) and an independent variable (in this case, revenue).  The technique correlates median predicted pay for companies by taking into consideration their revenues (i.e., smaller revenue companies would have pay predicted based on their revenues rather than by a simple median of pay for all companies in the General Industry Survey).  For each executive position whose compensation is assessed and set by the Compensation Committee (or the Board in the case of the Chief Executive Officer), Willis Towers Watson produces a predicted level for each pay component at the 50th percentile of companies based on Cincinnati Bell's revenues.  The use of regression analysis allows the Compensation Committee to compare each executive's pay, both by pay component and in total, to the market 50th percentile of similar revenue-sized companies

Form 10-K Part III	Cincinnati Bell Inc.

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

For 2020, the charts below reflect that each executive has a significant percentage of compensation "at risk" as it reflects the allocation of total target direct compensation among base salary, annual incentive compensation and long-term incentive compensation.

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

Form 10-K Part III	Cincinnati Bell Inc.

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

As of February 1, 2021, Mr. Fox has achieved approximately 80% of his ownership goal; Mr. Kaiser has achieved approximately 67% of his ownership goal; Mr. Simpson has achieved approximately 75% of his ownership goal; Ms. Cornette has achieved approximately 59% of her ownership goal; and Mr. Wilson has achieved approximately 148% of his ownership goal.

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

Form 10-K Part III	Cincinnati Bell Inc.

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

Form 10-K Part III	Cincinnati Bell Inc.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management.  Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2020.

COMPENSATION COMMITTEE

Craig F. Maier, Chairman

Lynn A. Wentworth

Meredith J. Ching

Walter A. Dods, Jr.

Martin J. Yudkovitz

Form 10-K Part III	Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of any person who served as the principal executive officer (Leigh R. Fox) or principal financial officer (Andrew R. Kaiser) during the year ended December 31, 2020, and the three most highly compensated persons who served as executive officers (Thomas E. Simpson, Christi H. Cornette and Christopher J. Wilson) at the end of the year ended December 31, 2020 (collectively, the “NEOs”).

Name, Principal Position	Year	Salary ($)(a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (e)	All Other Compensation ($) (f)	Total ($)
Leigh R. Fox	2020	690,100	—	—	—	840,850	33,301	11,400	1,575,651
President and	2019	669,538	—	2,460,000	—	809,025	38,980	14,487	3,992,030
Chief Executive Officer	2018	650,000	—	1,800,000	—	650,000	(9,311)	18,167	3,108,856
Andrew R. Kaiser	2020	424,360		—	—	517,060	—	11,400	952,820
Chief Financial Officer	2019	411,723	75,000	550,000	—	497,490	—	11,113	1,545,326
	2018	400,000	—	400,000	—	400,000	—	14,486	1,214,486
Thomas E. Simpson	2020	477,405	—	—	—	581,693	28,002	11,400	1,098,500
Chief Operating Officer	2019	463,188	—	633,000	—	559,676	33,046	11,000	1,699,910
	2018	450,000	—	450,000	—	450,000	(7,654)	14,524	1,356,870
Christi H. Cornette	2020	403,142	—	—	—	491,207	59,504	11,400	965,253
Chief Culture Officer	2019	391,137	—	240,000	—	472,616	79,719	11,000	1,194,472
	2018	380,000	—	240,000	—	380,000	2,723	7,015	1,009,738
Christopher J. Wilson	2020	390,411	—	—	—	475,695	95,169	11,400	972,675
Vice President and	2019	378,785	—	400,000	—	457,691	120,209	11,000	1,367,685
General Counsel	2018	368,000	—	390,000	—	368,000	(23,726)	10,800	1,113,074
(a)	In addition to base salary, salary in 2020 includes one-time lump sum payment equal to 3% of their base salary for award in lieu of a merit increase.
(b)

The 2019 amount reflects the cash payment made to Mr. Kaiser in March 2019.  The payment was made pursuant to the terms of an agreement made with Mr. Kaiser under the Cincinnati Bell 2016 Cash Retention Program in March, 2016.  Mr. Kaiser did not become a NEO until September 2016.

(c)

The 2019 amount reflects the grant-date fair value of the restricted stock units (50% of award) and the performance stock units (50% of award) issued in 2019 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2019-2021 performance cycle.  The 2018 amount reflects the grant-date fair value of the restricted stock units (50% of award) and the performance stock units (50% of award) issued in 2018 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2018-2020 performance cycle.  All amounts assume payout at target.  For further discussion of these awards, see Note 15 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”  The table below shows the amounts if the maximum payout is earned based on the stock price at date of grant.

	Stock Awards ($)
Name	2020	2019	2018
Leigh R. Fox	—	3,075,000	2,250,000
Andrew R. Kaiser	—	687,500	500,000
Thomas E. Simpson	—	791,250	562,500
Christi H. Cornette	—	300,000	300,000
Christopher J. Wilson	—	500,000	487,500
(d)	Non-equity incentive plan compensation represents amounts earned for annual performance-based cash incentives.
(e)

The amounts shown in this column for Messrs. Fox, Simpson and Wilson and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2020, 2019 and 2018, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (2.4% for 2020, 3.1% for 2019 and, 4.2% for 2018) required under Accounting Standards Codification Topic ("ASC") 960.  The present value of the accrued pension benefits increased in 2020 primarily due to a decrease in the applicable discount rate.  The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Kaiser is not entitled to any benefits under this plan.  None of the executives receive any preferential treatment or above-market interest under the Company's retirement plans.

(f)

For each NEO, the amount includes the Company's 401(k) match.  Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company's matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant.  Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants.  For 2020, the maximum Company matching contribution is $11,400.

Form 10-K Part III	Cincinnati Bell Inc.

Grants of Plan-Based Awards

The following table sets forth information concerning equity grants to the NEOs during the year ended December 31, 2020 as well as estimated future payouts under cash incentive plans:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (a)			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Closing Price of Company Shares	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (a)	Underlying Options (#)	Option Awards ($/Sh)	on Grant Date ($/Sh)	Based Awards ($) (a)
Leigh R. Fox
Performance-based stock units		—	—	—	—	—	—	—	—	—	—	—
Restricted stock units		—	—	—	—	—	—		—	—	—	—
Annual cash incentive		335,000	670,000	1,005,000	—	—	—	—	—	—	—	—
Andrew R. Kaiser
Performance-based stock units		—	—	—	—	—	—	—	—	—	—	—
Restricted stock units		—	—	—	—	—	—	—	—	—	—	—
Annual cash incentive		206,000	412,000	618,000	—	—	—	—	—	—	—	—
Thomas E. Simpson
Performance-based stock units		—	—	—	—	—	—	—	—	—	—	—
Restricted stock units		—	—	—	—	—	—	—	—	—	—	—
Annual cash incentive		231,750	463,500	695,250	—	—	—	—	—	—	—	—
Christi H. Cornette
Performance-based stock units		—	—	—	—	—	—	—	—	—	—	—
Restricted stock units		—	—	—	—	—	—	—	—	—	—	—
Annual cash incentive		195,700	391,400	587,100	—	—	—	—	—	—	—	—
Christopher J. Wilson
Performance-based stock units		—	—	—	—	—	—	—	—	—	—	—
Restricted stock units		—	—	—	—	—	—	—	—	—	—	—
Annual cash incentive		189,520	379,040	568,560	—	—	—	—	—	—	—	—
(a)	No performance-based or restricted stock units were granted to NEOs in 2020.

Form 10-K Part III	Cincinnati Bell Inc.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

During 2020, all of the NEOs were employed pursuant to agreements with the Company.  Each employment agreement sets forth, among other things, the NEO's base salary, annual incentive opportunities, entitlement to participate in the Company's benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

Based on the agreements in place at December 31, 2020:

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

Each of the employment agreements also provide for payments upon termination of employment as a result of death or disability, termination by the Company without cause or termination upon a CIC. The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2020 are described in Potential Payments upon Termination of Employment or a Change in Control.

Long-Term Incentives

NEOs received restricted cash awards in lieu of long-term incentive grants in 2020.  The long-term incentives granted to the NEOs in 2018 and 2019 are described in Compensation Discussion and Analysis.

Salary and Cash Incentive Awards in Proportion to Total Compensation

In 2020, the percentage of total compensation for each NEO represented by the sum of their salary plus annual incentive and non-equity incentive plan compensation as shown in the Summary Compensation Table in Compensation Tables was as follows: Mr. Fox - 97% Mr. Kaiser - 99%, Mr. Simpson - 96%, Ms. Cornette - 93% , and Mr. Wilson - 89%.

Form 10-K Part III	Cincinnati Bell Inc.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning options and other equity awards held by the NEOs at December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (a)	Number of Shares or Units of Stocks That Have Not Vested (#) (b)	Market Value of Shares or Units of Stock That Have Not Vested ($) (b)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (c)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (d)
Leigh R. Fox		—	—
						198,618	3,034,883	—	—
						—	—	297,927	4,552,325
Andrew R. Kaiser	1,001	—	—	17.05	10/23/2024
						44,337	677,469	—	—
						—	—	66,505	1,016,196
Thomas E. Simpson	—	—	—	—	—
						50,734	775,216	—	—
					—		—	76,099	1,162,793
Christi H. Cornette	—	—	—	—		—
						21,206	324,028	—	—
						—	—	31,809	486,042
Christopher J. Wilson	19,102	—	—	23.75	1/31/2023
	—	—	—	—	—	35,061	535,732	—	—
						—	—	52,588	803,545
(a)	All options granted are for a maximum period of ten years from the date of grant and vest over a three-year period.
(b)

Amounts in the column include the restricted stock units granted on January 25, 2018 as part of the 2018-2020 long-term incentive award and on January 31, 2019 as part of the 2019-2021 long-term incentive award; all awards vest three years from the date of grant.  The value is based on the closing price of the Company's common shares as of December 31, 2020 ($15.28).

(c)

Amounts in the column include the performance-based stock units granted for the 2018-2020 performance cycle and the 2019-2021 performance cycle.  All performance-based stock units are shown at the maximum level of payout.

(d)

Assuming the maximum number of stock units is earned, amounts represent the equity incentive plan awards not yet vested. The value is based on the closing price of the Company's common shares as of December 31, 2020 ($15.28).

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and the vesting of stock held by the NEOs during the year ended December 31, 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (a)	Value Realized on Exercise ($) (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (c)
Leigh R. Fox	—	—	95,163	1,451,747
Andrew R. Kaiser	—	—	21,147	322,605
Thomas E. Simpson	—	—	23,789	362,910
Christi H. Cornette	—	—	12,687	193,545
Christopher J. Wilson	—	—	20,617	314,520
(a)	No NEOs exercised stock options or share-settled stock appreciation rights in 2020.
(b)

The amounts for Ms. Cornette and Messrs. Fox, Kaiser, Simpson and Wilson represent shares issued on January 25, 2021 upon vesting of the restricted stock units and on January 28, 2021 upon vesting of the performance-based stock units under the long-term performance plan awards for the 2018-2020 performance period.

(c)

The amounts represent the value realized upon vesting based on the closing price of a share of our common stock on the vesting date. For the long-term performance plan awards under the 2018-2020 performance period, the closing price on January 25, 2021 was $15.26 and the closing price on January 28, 2021 was $15.25.

Form 10-K Part III	Cincinnati Bell Inc.

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

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	170,062	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		170,062	—
Thomas E. Simpson	Qualified Defined Benefit Plan (d)	8	147,133	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		147,133	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	587,453	—
	Non-Qualified Excess Plan (e)	12	29,891	—
	Total		617,344	—
Christopher J. Wilson	Qualified Defined Benefit Plan (d)	10	464,036	—
	Non-Qualified Excess Plan (e)	10	183,372	—
	Total		647,408	—
(a)

This column reflects the years of credited service under the plans rather than actual years of service with the Company, which are higher for each of the NEOs noted. Participants were no longer credited years of service upon the freezing of pension benefits.

(b)

Amounts in this column represent the accumulated benefit obligations computed using the same assumptions as used for financial reporting purposes, described in more detail in Note 12 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

(c)

If any of the above-identified executive officers had retired on December 31, 2020, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.

(d)	Management Pension Plan.
(e)	Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant's account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate.  Such interest rate for 2020 was 4.0% per annum.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2020 termination or CIC date and, where applicable, using the closing price of our common shares on December 31, 2020 of $15.28.

Form 10-K Part III	Cincinnati Bell Inc.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,340,000	2,003,300	—	—
	Annual Incentive Target Opportunity	—	2,003,300	670,000	670,000
	Long-Term Incentives — Restricted Cash Awards	—	3,100,000	950,365	950,365
	Long-Term Incentives — Performance-Based Stock Units (a)	3,034,883	3,034,883	3,034,883	3,034,883
	Long-Term Incentives — Restricted Stock Units	3,034,883	3,034,883	2,202,830	2,202,830
	Basic Benefits (b)	32,964	32,964	—	32,964
	Total	7,442,730	13,209,330	6,858,078	6,891,042
Andrew R. Kaiser	Base Salary	824,000	1,030,000	—	—
	Annual Incentive Target Opportunity	—	1,030,000	412,000	412,000
	Long-Term Incentives — Restricted Cash Awards	—	650,000	199,270	199,270
	Long-Term Incentives — Performance-Based Stock Units (a)	677,469	677,469	677,469	677,469
	Long-Term Incentives — Restricted Stock Units	677,469	677,469	491,464	491,464
	Long-Term Incentives — Stock Options	—	—	—	—
	Basic Benefits (b)	32,023	32,023	—	32,023
	Total	2,210,961	4,096,961	1,780,203	1,812,226
Thomas E. Simpson	Base Salary	927,000	1,158,750	—	—
	Annual Incentive Target Opportunity	—	1,158,750	463,500	463,500
	Long-Term Incentives — Restricted Cash Awards	—	650,000	199,270	199,270
	Long-Term Incentives — Performance-Based Stock Units (a)	775,200	775,200	775,200	775,200
	Long-Term Incentives — Restricted Stock Units	775,216	775,216	561,243	561,243
	Basic Benefits (b)	32,023	32,023	—	32,023
	Total	2,509,439	4,549,939	1,999,213	2,031,236
Christi H. Cornette	Base Salary	782,800	978,500	—	—
	Annual Incentive Target Opportunity	—	978,500	391,400	391,400
	Long-Term Incentives — Restricted Cash Awards	—	280,000	85,839	85,839
	Long-Term Incentives — Performance-Based Stock Units (a)	324,028	324,028	324,028	324,028
	Long-Term Incentives — Restricted Stock Units	324,028	324,028	242,217	242,217
	Basic Benefits (b)	11,029	11,029	—	11,029
	Total	1,441,885	2,896,085	1,043,484	1,054,513
Christopher J. Wilson	Base Salary	758,080	947,600	—	—
	Annual Incentive Target Opportunity	—	947,600	379,040	379,040
	Long-Term Incentives — Restricted Cash Awards	—	400,000	122,628	122,628
	Long-Term Incentives — Performance-Based Stock Units (a)	535,702	535,702	535,702	535,702
	Long-Term Incentives — Restricted Stock Units	535,732	535,732	399,474	399,474
	Long-Term Incentives — Stock Options	—	—	—	—
	Basic Benefits (b)	32,964	32,964	—	32,964
	Total	1,862,478	3,399,598	1,436,844	1,469,808

Form 10-K Part III	Cincinnati Bell Inc.

(a)

Performance-based stock units include shares and cash awards that are based on the attainment of target performance metrics in the 2020 performance year. These awards have been included in the table at target; however, the actual payouts based on attainment of the metrics could range from zero to 150% of the target amount.

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

•	Access to medical, dental and vision benefits during the two-year period following the executive's termination of employment on an after-tax basis provided any required monthly contributions are made;
•	Full vesting and payout of any restricted cash awards;
•	Full vesting of any options granted under the 2007 Long Term Incentive Plan and the ability to exercise such options for the two-year period following termination; and
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

If an executive is “terminated” because of his or her death, the executive's beneficiary will be entitled to the following:

•	A payment equal to the prorated incentive and payable to the deceased executive for the current year;
•	Prorated vesting and payout from the date of grant through the date of death of any outstanding restricted cash awards granted to the deceased executive;
•	Full vesting of all options held by the deceased executive and the ability to exercise such options for the one-year period following the date of the executive's death;
•	Full vesting and payout at target amounts of any outstanding performance-based awards granted to the deceased executive under long-term incentive plans; and
•	Prorated vesting and payout from the date of grant through the date of death of any outstanding time-based awards granted to the deceased executive under long-term incentive plans.

Form 10-K Part III	Cincinnati Bell Inc.

If an executive is terminated by reason of disability, the executive will be entitled to the following:

•	A payment equal to the prorated incentive and payable to the disabled executive for the current year;
•	Prorated vesting and payout from the date of grant through the date of disability of any outstanding restricted cash awards granted to the disabled executive;
•	Full vesting of all options held by the disabled executive and the ability to exercise such options for the one-year period following the date of the executive's disabling condition;
•	Continued participation by the disabled executive in any outstanding performance-based awards granted under long-term incentive plans;
•	Prorated vesting and payout from the date of grant through the date of disability of any time-based awards granted to the disabled executive under long-term incentive plans; and
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

Under all of the termination scenarios in the preceding table, as of December 31, 2020, Messrs. Fox, Kaiser, Simpson, and Wilson and Ms. Cornette had certain "vested amounts" to which they were entitled as follows: Mr. Fox - $78,132, Mr. Kaiser - $4,457, Mr. Simpson - $68,654, Ms. Cornette - $377,634 and Mr. Wilson - $388,965.

CEO Pay Ratio

As required by the SEC, we are providing the following information about the relationship between the annual total compensation ("ATC") of our employees and the ATC of Mr. Fox, our President and Chief Executive Officer (the "PEO").

For 2020, our last completed fiscal year,

•	The ATC of the median employee of the Company was $82,341; and
•	The ATC for our PEO was $1,575,651

Based on this information, for 2020 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 19:1.

To identify the median employee, we took the following steps:

1.	As of December 31, 2020, the Company had approximately 4,600 employees.
2.	In determining the employee population, we used all full-time, part-time and temporary employees (except for our PEO and those employees on leaves of absence).
3.

The median employee was identified from our employee population by comparing our payroll records for such employees as reported to the Internal Revenue Service on Form W-2 and to the Canada Revenue Agency on Form T4 for 2020.  We used a December 31, 2020 conversion rate of 1 CAD to 0.78 USD for our Canadian-based employees.  In addition, since the Company does not widely distribute equity awards to our employees, such awards were excluded from our compensation measure.

4.

We identified our median employee using this compensation measure, which was consistently applied to all our employees included in this calculation.  Since the majority of our employees and our PEO are based in the U.S., we did not make any cost of living adjustments in identifying the median employee.

5.

Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox's ATC as reflected in the Summary Compensation Table in Compensation Tables, resulting in an ATC of $82,341.

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

Form 10-K Part III	Cincinnati Bell Inc.

General Compensation Policy for Non-Employee Directors

Directors who are not employees of the Company or any subsidiary of the Company (“non-employee directors”) while serving as directors of the Company receive compensation from the Company for their service on the Board.  The table below sets forth the annual compensation for non-employee directors in 2020.

Compensation Element	2020
Chairman of the Board Annual Retainer (a)	$180,000
Annual Board Retainer	$70,000
Annual Chairman Equity Award (b)	$145,000
Annual Board Equity Award (b)	$110,000
Annual Audit and Finance Committee Chair Retainer	$27,000
Annual Audit and Finance Committee Member Retainer	$15,000
Annual Compensation Committee Chair Retainer	$18,000
Annual Compensation Committee Member Retainer	$10,000
Annual Governance and Nominating Committee Chair Retainer	$16,000
Annual Governance and Nominating Committee Member Retainer	$10,000
(a)	The Chairman is not entitled to receive any of the other annual Board or Committee retainers described above; however, the Chairman is eligible for the Annual Board Equity Award.
(b)

The Annual Board Equity Award for 2020 was granted under the Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (“2017 Directors Plan”) to all non-employee directors, including the Chairman of the Board, in the form of restricted stock units with a one-year vesting period. The award value for 2020 is $145,000 for the Chairman and $110,000 for all other non-employee directors.

Stock Plan for Non-Employee Directors

On September 24, 2020, the Company granted restricted stock unit awards that vest after one year and with an aggregate value of $145,000 for the Chairman and $110,000 for each of the remaining non-employee directors on the date of grant under the 2017 Directors Plan.  Awards in 2019 were granted under the 2017 Directors Plan with an aggregate value of $145,000 for the Chairman and $110,000 for each of the remaining non-employee directors.  Awards in 2018 were granted under the 2017 Directors Plan with an aggregate value of $100,000.  For 2019 and 2018, the awards were in the form of restricted stock units which vested on the first anniversary of the grant date.

2020 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2020 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a) (b)	Option Awards ($) (b)	Total ($)
Meredith J. Ching	80,000	110,000	—	190,000
Walter A. Dods, Jr.	96,000	110,000	—	206,000
John W. Eck (c)	118,750	110,000	—	228,750
Jakki L. Haussler	107,000	110,000	—	217,000
Craig F. Maier	103,000	110,000	—	213,000
Russel P. Mayer	95,000	110,000	—	205,000
Theodore H. Torbeck	70,000	110,000	—	180,000
Lynn A. Wentworth	180,000	145,000	—	325,000
Martin J. Yudkovitz	80,000	110,000	—	190,000
(a)

The values reflect the aggregate grant-date fair value of the restricted stock units granted on September 24, 2020 computed in accordance with Accounting Standards Codification Topic 718, “Compensation - Stock Compensation” for all awards.  For a discussion of the valuation assumptions and methodology, see Note 15 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

(b)	No stock options were awarded in 2020. None of the non-employee directors held outstanding stock options as of December 31, 2020.
(c)	Mr. Eck earned fees of $95,000 in 2020. The remaining balance of the fees, $23,750, were earned in 2019 and were paid in 2020.

Form 10-K Part III	Cincinnati Bell Inc.

Name	Number of Unvested Stock Awards Outstanding as of December 31, 2020	Number of Option Awards Outstanding as of December 31, 2020
Meredith J. Ching	7,338	—
Walter A. Dods, Jr.	7,338	—
John W. Eck	7,338	—
Jakki L. Haussler	7,338	—
Craig F. Maier	7,338	—
Russel P. Mayer	7,338	—
Theodore H. Torbeck	7,338	—
Lynn A. Wentworth	9,673	—
Martin J. Yudkovitz	7,338	—

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Equity Securities of the Company

Directors and Executive Officers

The following table sets forth the beneficial ownership of common shares and 6 3/4% Cumulative Convertible Preferred Shares as of February 1, 2021 (except as otherwise noted) by (i) each current director and each executive officer named in the Summary Compensation Table in Compensation Tables, and (ii) all directors and executive officers of the Company as a group.

Unless otherwise indicated, the address of each named director and executive officer is c/o Cincinnati Bell Inc. at the Company's address.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned as of February 1, 2021 (a)	Percent of Common Shares (b)	6 3/4% Convertible Preferred Shares Beneficially Owned as of February 1, 2021 (c)	Percent of 6 3/4% Cumulative Convertible Preferred Shares (c)
Meredith J. Ching	28,784	*	—	*
Christi H. Cornette	30,292	*	—	*
Walter A. Dods, Jr.	26,541	*	—	*
John W. Eck	33,726	*	—	*
Leigh R. Fox	175,169	*	—	*
Jakki L. Haussler	53,535	*	—	*
Andrew R. Kaiser	37,368	*	—	*
Craig F. Maier	53,493	*	—	*
Russel P. Mayer	38,115	*	—	*
Thomas E. Simpson	45,488	*	—	*
Theodore H. Torbeck	270,591	*	—	*
Lynn A. Wentworth	56,876	*	—	*
Christopher J. Wilson	92,724	*	—	*
Martin J. Yudkovitz	39,998	*	—	*
All directors and executive officers as a group (consisting of 16 persons, including those named above)	1,005,097	2.0%	—	*
*	indicates ownership of less than 1% of issued and outstanding shares
(a)

Includes common shares subject to outstanding vested options under the Cincinnati Bell Inc. 2007 Long Term Incentive Plan as of February 1, 2021.  The following common shares subject to outstanding vested options are included in the totals:  1,001 common shares for Mr. Kaiser and 19,102 common shares for Mr. Wilson.  The Company's Insider Trading Policy expressly prohibits ownership of derivative financial instruments or participation in investment strategies that hedge the economic risk of owning the Company's common shares and prohibits officers and directors from pledging Company securities as collateral for loans.

(b)	These percentages are based upon 50,908,586 common shares outstanding as of February 1, 2021.
(c)

These numbers represent 6 3/4% Cumulative Convertible Preferred Shares. In the aggregate, the 155,250 issued and outstanding 6 3/4% Cumulative Convertible Preferred Shares are represented by 3,105,000 depositary shares, and each 6 3/4% Cumulative Convertible Preferred Share is represented by 20 depositary shares.

Form 10-K Part III	Cincinnati Bell Inc.

Principal Shareholders

The following table sets forth the beneficial ownership of common shares as of February 16, 2021 (except as otherwise noted) by each beneficial owner of more than five percent (5%) of common shares or 6 3/4% Cumulative Convertible Preferred Shares (or depositary shares representing one-twentieth of a 6 3/4% Cumulative Convertible Preferred Share) outstanding known by the Company.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned		Percent of Common Shares (a)	Depositary Shares Representing 6 3/4% Cumulative Convertible Preferred Shares Beneficially Owned (b)		Percent of Depositary Shares Representing 6 3/4% Cumulative Convertible Preferred Shares (b)
BlackRock, Inc.	7,053,207	(c)	13.85%	*		*
55 East 52nd Street
New York, NY 10055
The Vanguard Group	3,398,923	(d)	6.68%	*		*
100 Vanguard Blvd.
Malvern, PA 19355
Morgan Stanley	2,814,783	(e)	5.53%	*		*
1585 Broadway
New York, NY 10036
Private Management Group, Inc.	*		*	237,264	(f)	7.64%
15635 Alton Parkway, Suite 400
Irvine, CA 92618
*	Indicates ownership of less than 5%, or the equivalent of 5% in share count, of common shares or 6 3/4% Cumulative Convertible Preferred Shares.
(a)	These percentages are based upon 50,908,586 common shares outstanding as of February 16, 2021.
(b)

These numbers represent the depositary shares representing interests in 6 ¾% Cumulative Convertible Preferred Shares. In the aggregate, the 155,250 issued and outstanding 6 ¾% Cumulative Convertible Preferred Shares are represented by 3,105,000 depositary shares, and each 6 ¾% Cumulative Convertible Preferred Share is represented by 20 depositary shares.

(c)

As reported on Schedule 13G/A filed on February 5, 2021 by BlackRock, Inc., as of December 31, 2020, BlackRock, Inc. has sole voting power for 7,003,706 common shares and sole dispositive power for 7,053,207 common shares.

(d)

As reported on Schedule 13G/A filed on February 10, 2021 by The Vanguard Group, as of December 31, 2020, The Vanguard Group has shared voting power for 71,809 common shares, sole dispositive power for 3,289,470 common shares and shared dispositive power for 109,453 common shares.

(e)

As reported on Schedule 13G/A filed on February 10, 2021 by Morgan Stanley and Morgan Stanley Capital Services LLC, a wholly owned subsidiary of Morgan Stanley, as of December 31, 2020, Morgan Stanley has shared voting power for 2,793,149 common shares and shared dispositive power for 2,814,783 common shares and Morgan Stanley Capital Services LLC has shared voting and dispositive power for 2,638,052 common shares.

(f)

As reported on Schedule 13G/A filed on February 9, 2021 by Private Management Group, Inc., as of December 31, 2020, Private Management Group, Inc. has sole voting and dispositive power for 237,264 depositary shares, each representing one-twentieth of a 6 ¾% Cumulative Convertible Preferred Share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.  Accordingly, as a general matter, it is the Company’s preference to avoid related party transactions.  Current SEC rules define a related party transaction to include any transaction, arrangement or relationship (i) in which the Company is a participant, (ii) in which the transaction has an aggregate value greater than $120,000, and (iii) in which any of the following persons has or will have a direct or indirect material interest:

•	an executive officer, director or director nominee of the Company;
•	any person who is known to be the beneficial owner of more than 5% of the Company's common and preferred shares;

Form 10-K Part III	Cincinnati Bell Inc.

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

All related party transactions shall be disclosed in the Company's applicable filings with the SEC under the SEC rules.  In 2020, there were no related party transactions requiring disclosure.

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

Based on these standards, the Board determined that each of the following persons who served as a non-employee director in 2020 is independent and has no relationship with the Company, except as a director and shareholder:

• Meredith J. Ching	• Craig F. Maier
• Walter A. Dods, Jr.	• Russel P. Mayer
• John W. Eck	• Lynn A. Wentworth
• Jakki L. Haussler	• Martin J. Yudkovitz

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

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP was the Company's Independent Registered Public Accounting Firm for the 2020 and 2019 fiscal years. Aggregate fees for professional services rendered by Deloitte & Touche LLP for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Audit fees	$2,316,350	$2,635,700
Audit related fees	—	38,000
Tax fees	40,787	52,201
All other fees	—	—
Total	$2,357,137	$2,725,901

Audit Fees

The audit fees for the years ended December 31, 2020 and 2019 were for services rendered in connection with the audit of the Company's annual financial statements, review of quarterly financial statements included in the Company's reports filed with the SEC and services related to requirements established by the Sarbanes-Oxley Act of 2002.  The audit of the Company’s 2020 financial statements included work related to statutory audits.  The audit of the Company’s 2019 financial statements included work related to statutory audits, new accounting guidance related to lease accounting and implementation of new systems.

Form 10-K Part III	Cincinnati Bell Inc.

Audit Related Fees

There were no audit related fees for the year ended December 31, 2020.  The audit related fees for the year ended December 31, 2019 are due to work performed related to due diligence projects.

Tax Fees

Tax fees for the years ended December 31, 2020 and 2019 were for the preparation of various tax filings and tax consultations.

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

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit and Finance Committee pre-approved every engagement of Deloitte & Touche LLP to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2020 and 2019.

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

Form 10-K Part IV	Cincinnati Bell Inc.

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

(4.11)

Sixth Supplemental Indenture, dated as of July 2, 2020, among Cincinnati Bell Inc., as Issuer, each subsidiary of the Issuer identified as a Guarantor, and Regions Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report July 6, 2020, File No. 1-8519).

(4.12)	Indenture, dated October 6, 2017, between CB Escrow Corp. and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).

(4.13)

Assumption Supplemental Indenture, dated as of July 2, 2018, by and among Cincinnati Bell Inc., the guarantors party thereto and Regions Bank, as Trustee. (Exhibit 4.1 to Current Report on Form 8-K, date of Report July 2, 2018, File No. 1-8519).

(4.14)

Second Supplemental Indenture, dated as of July 2, 2020, among Cincinnati Bell Inc., as Issuer, each subsidiary of the Issuer identified as a Guarantor, and Regions Bank, as Trustee. (Exhibit 4.2 to Current Report on Form 8-K, date of Report July 6, 2020, File No. 1-8519).

(4.15)

Escrow Agreement, dated October 6, 2017, by and among CB Escrow Corp., Regions Bank, as trustee, and Regions Bank, as Escrow Agent (Exhibit 4.2 to Current Report on Form 8-K, date of Report October 6, 2017, File No. 1-8519).

(4.16)

No other instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(4.17)	Description of Registrant’s Securities. (Exhibit 4.15 to Annual Report on Form 10-K for the year ended December 31, 2019, File No. 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.7)

Third Amendment to the Receivables Financing Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

(10.8)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.9)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(10.10)

Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

(10.11)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.12)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.13)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.14)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.15)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.16)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.17)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).

(10.18)*

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

(10.21)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).

(10.22)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2015 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).

(10.23)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.26)*

Cincinnati Bell Inc. Form of 2017-2019 Share-Based Performance Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-8519).

(10.27)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.28)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).

(10.30)*	Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (Appendix I to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.31)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award (2017 Long-Term Incentive Plan). (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).

(10.32)*

Cincinnati Bell Inc. Form of 2019-2021 Share-Based Performance Unit Award Agreement (2017 Long Term Incentive Plan). (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File 1-8519).

(10.33)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.34)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).

(10.35)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.36)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).
(10.37)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective January 1, 2015 (Exhibit 10.51 to Current Report on Form 10-K, date of Report February 26, 2015, File No. 1-8519).

(10.38)*

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

(10.40)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of March 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 1, 2017, File No. 1-8519).

(10.41)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of December 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.42)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, File No. 1-8519).

(10.43)*

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

(10.45)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 1, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 9, 2016, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.46)*	Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of December 1, 2017 (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.47)*

Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.48)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.49)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of December 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.50)*

Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.51)*

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

(10.53)*

Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File 1-8519).

(10.54)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(14)

Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21) +	Subsidiaries of the Registrant.
(22) +	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.
(23) +	Consent of Independent Registered Public Accounting Firm.
(24) +	Powers of Attorney.

(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1) +	Telecommunications Peer Group

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

Form 10-K Part IV	Cincinnati Bell Inc.

+	Filed herewith.
*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instruction to Form 10-K.

The Company's reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. Upon request, the Company will furnish a copy of the Proxy Statement to its security holders without charge, portions of which are incorporated herein by reference. The Company will furnish any other exhibit at cost.

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Allowance for Doubtful Accounts
Year 2020	$14.3	$14.7	$—	$6.0	$23.0
Year 2019	$13.0	$12.5	$—	$11.2	$14.3
Year 2018	$10.4	$8.4	$—	$5.8	$13.0
Deferred Tax Valuation Allowance
Year 2020	$49.3	$(20.8)	$(0.1)	$—	$28.4
Year 2019	$48.7	$0.5	$0.1	$—	$49.3
Year 2018	$36.1	$13.1	$(0.5)	$—	$48.7

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 25, 2021	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	February 25, 2021
Leigh R. Fox	(Principal Executive Officer)

/s/ Andrew R. Kaiser	Chief Financial Officer	February 25, 2021
Andrew R. Kaiser	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	February 25, 2021
Suzanne E. Maratta	(Principal Accounting Officer)

Lynn A. Wentworth *	Chairman of the Board and Director	February 25, 2021
Lynn A. Wentworth

Meredith J. Ching*	Director	February 25, 2021
Meredith J. Ching

Walter A. Dods, Jr.*	Director	February 25, 2021
Walter A. Dods, Jr.

John W. Eck*	Director	February 25, 2021
John W. Eck

Jakki L. Haussler*	Director	February 25, 2021
Jakki L. Haussler

Craig F. Maier*	Director	February 25, 2021
Craig F. Maier

Russel P. Mayer*	Director	February 25, 2021
Russel P. Mayer

Theodore H. Torbeck*	Director	February 25, 2021
Theodore H. Torbeck

Martin J. Yudkovitz*	Director	February 25, 2021
Martin J. Yudkovitz

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer