Form 10-Q
period 2021-03-31
CINCINNATI BELL INC
filed 2021-04-23
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

At March 31, 2021, there were 50,920,546 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$409.9	$380.0

Costs and expenses
Cost of services and products, excluding items below	220.1	193.7
Selling, general and administrative, excluding items below	83.8	88.0
Depreciation and amortization	71.0	74.2
Restructuring and severance related charges	0.5	15.2
Transaction and integration costs	1.9	29.1
Total operating costs and expenses	377.3	400.2
Operating income (loss)	32.6	(20.2)
Interest expense	32.4	33.7
Other components of pension and postretirement benefit plans expense	2.6	2.6
Other expense (income), net	0.2	(0.8)
Loss before income taxes	(2.6)	(55.7)
Income tax expense (benefit)	0.4	(21.7)
Net loss	(3.0)	(34.0)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners	$(5.6)	$(36.6)

Basic and diluted net loss per common share	$(0.11)	$(0.72)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(3.0)	$(34.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.0	(6.9)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges arising during the period, net of tax of $0.2, ($3.0)	0.6	(10.1)
Reclassification adjustment for net losses included in net income, net of tax of $0.5, $0.3	1.8	1.1
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.1)	(0.5)	(0.5)
Amortization of net actuarial loss included in net income, net of tax of $1.4, $1.0	4.9	3.7
Total other comprehensive income (loss)	7.8	(12.7)
Total comprehensive income (loss)	$4.8	$(46.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	7.8	7.8
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2021	3.1	$129.4	50.9	$0.5	$2,667.0	$(2,834.6)	$(151.9)	$(189.6)

Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(34.0)	—	(34.0)
Other comprehensive loss	—	—	—	—	—	—	(12.7)	(12.7)
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	1.7	—	—	1.7
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2020	3.1	$129.4	50.6	$0.5	$2,674.2	$(2,810.0)	$(182.8)	$(188.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$6.7	$12.2
Receivables, less allowances of $18.7 and $23.0	308.1	369.6
Inventory, materials and supplies	38.6	35.5
Prepaid expenses	37.7	33.5
Other current assets	7.8	8.3
Total current assets	398.9	459.1
Property, plant and equipment, net	1,731.6	1,729.1
Operating lease right-of-use assets	36.6	37.4
Goodwill	162.0	161.5
Intangible assets, net	145.0	148.1
Deferred income tax assets	80.8	82.5
Other noncurrent assets	48.3	50.9
Total assets	$2,603.2	$2,668.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$23.1	$21.8
Accounts payable	269.2	299.2
Unearned revenue and customer deposits	52.5	68.9
Accrued taxes	26.3	28.1
Accrued interest	24.5	26.7
Accrued payroll and benefits	43.0	50.5
Other current liabilities	47.5	50.9
Total current liabilities	486.1	546.1
Long-term debt, less current portion	1,952.5	1,949.9
Operating lease liabilities	33.1	33.6
Pension and postretirement benefit obligations	194.2	200.2
Pole license agreement obligation	36.4	36.7
Deferred income tax liabilities	10.6	10.9
Other noncurrent liabilities	79.9	82.3
Total liabilities	2,792.8	2,859.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at March 31, 2021 and December 31, 2020; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,920,546 and 50,680,605 shares issued and outstanding at March 31, 2021 and December 31, 2020	0.5	0.5
Additional paid-in capital	2,667.0	2,670.3
Accumulated deficit	(2,834.6)	(2,831.6)
Accumulated other comprehensive loss	(151.9)	(159.7)
Total shareowners’ deficit	(189.6)	(191.1)
Total liabilities and shareowners’ deficit	$2,603.2	$2,668.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(3.0)	$(34.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71.0	74.2
Provision for loss on receivables	—	4.5
Noncash portion of interest expense	1.4	1.4
Deferred income taxes	(0.9)	(20.3)
Pension and other postretirement payments in excess of expense	(0.3)	(0.2)
Stock-based compensation	1.3	1.7
Other, net	(0.3)	0.4
Changes in operating assets and liabilities:
Decrease in receivables	61.5	29.0
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(9.0)	(0.5)
Decrease in accounts payable	(33.9)	(5.3)
Decrease in accrued and other current liabilities	(30.8)	(25.1)
Decrease in other noncurrent assets	3.3	2.7
(Decrease) increase in other noncurrent liabilities	(0.5)	0.6
Net cash provided by operating activities	59.8	29.1
Cash flows from investing activities
Capital expenditures	(60.7)	(50.9)
Other, net	0.1	—
Net cash used in investing activities	(60.6)	(50.9)
Cash flows from financing activities
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	5.8	31.1
Repayment of debt	(5.8)	(6.2)
Dividends paid on preferred stock	(2.6)	(2.6)
Other, net	(2.0)	(1.1)
Net cash (used in) provided by financing activities	(4.6)	21.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.4)
Net decrease in cash, cash equivalents and restricted cash	(5.5)	(1.0)
Cash, cash equivalents and restricted cash at beginning of period	17.2	11.6
Cash, cash equivalents and restricted cash at end of period	$11.7	$10.6
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.5	$0.3
Acquisition of property on account	$29.2	$25.6

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

The Company has receivables with one customer, Verizon Communications Inc., which make up 16% and 20% of the outstanding accounts receivable balance at March 31, 2021 and December 31, 2020, respectively. Revenue derived from foreign operations was approximately 6% and 5% of consolidated revenue for the three months ended March 31, 2021 and 2020, respectively.

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

The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists of funds held in an escrow account associated with the pending transaction to acquire substantially all of the operating assets of Paniolo Cable Company, LLC (“Paniolo”). See Note 3 for further information related to this transaction. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$6.7	$12.2
Restricted cash included in Other noncurrent assets	5.0	5.0
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$11.7	$17.2

Restructuring Liability — As of March 31, 2021, restructuring liabilities have been established for employee separations. As of March 31, 2021 and December 31, 2020, $2.5 million and $4.5 million, respectively, of the restructuring liabilities was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Income and Operating Taxes

Income taxes — In accordance with Accounting Standards Codification (“ASC”) 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit is lower than statutory rates primarily due to the effect of a valuation allowance applied against the deferred tax assets related to disallowed interest expense, as well as permanent items such as portions of officers’ compensation and meals and entertainment expenses that are not fully deductible for tax.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. In addition, the ASU increases information related to disclosures for convertible instruments and aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures and plans to adopt for the fiscal year beginning January 1, 2022.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the standard effective January 1, 2021. The Company has evaluated the amendments that must be applied on a retrospective or modified retrospective basis and concluded that no adjustments are necessary. The Company has applied all other amendments on a prospective basis, and the changes did not have a material effect on its condensed consolidated financial statements.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended March 31,
(in millions, except per share amounts)	2021	2020
Numerator:
Net loss	$(3.0)	$(34.0)
Preferred stock dividends	2.6	2.6
Net loss applicable to common shareowners - basic and diluted	$(5.6)	$(36.6)
Denominator:
Weighted average common shares outstanding - basic	50.8	50.5
Stock-based compensation arrangements	—	—
Weighted average common shares outstanding - diluted	50.8	50.5
Basic and diluted net loss per common share	$(0.11)	$(0.72)

For the three months ended March 31, 2021 and 2020, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States (“CFIUS”), (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders. In the first quarter of 2021, the waiting period under the HSR Act expired and the consummation of the MIP Merger was approved by CFIUS.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the second quarter of 2021, although there can be no assurance that the MIP Merger will occur by that date. At the Effective Time, the Company will cease to be a publicly traded company as a result of the completion of the MIP Merger.

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

Pending Acquisition of Paniolo Fiber Assets

On November 30, 2020, the Company entered into a definitive purchase agreement to acquire substantially all of the operating assets of Paniolo Cable Company, LLC, currently held by the bankruptcy estate of Paniolo, which include inter-island submarine and middle-mile terrestrial fiber infrastructure assets in Hawaii. The Company plans to account for the Paniolo acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets to be acquired from Paniolo do not include an assembled workforce, and the gross value of the assets to be acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The acquisition of Paniolo’s assets will augment the Company’s existing backbone network and increase the Company’s total submarine and terrestrial fiber footprint by more than 400 miles.

The aggregate purchase price to be paid upon closing of the Paniolo acquisition will be $50.0 million, consisting of $25.0 million in cash and $25.0 million in committed purchase money financing. As of December 31, 2020, the Company has funded $5.0 million to an escrow account to fund a portion of the purchase price and has entered into an agreement with Paniolo to maintain the Paniolo network prior to the close of the acquisition. This escrow amount is classified as restricted cash and recorded in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets. The transaction which is subject to customary closing conditions, including approval of the bankruptcy court and federal regulatory authorities, is expected to close in the second half of 2021.

4.    Revenue

The Entertainment and Communications segment provides products and services to both residential and commercial customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB in Hawaii (collectively, "Consumer/SMB"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States (“SEA-US”) trans-Pacific submarine cable system.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products. Payment terms for customers are between 30 and 120 days. Subsequent to the acquisition of Hawaiian Telcom Holdco., Inc. ("Hawaiian Telcom"), the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are primarily associated with the SEA-US cable system. The IRU contracts typically have a duration ranging from 15 to 25 years.

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

As of March 31, 2021, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $34.2 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US cable system. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2021	$2.0
2022	2.6
2023	2.5
2024	2.6
2025	2.6
Thereafter	21.9

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

At March 31, 2021 and December 31, 2020, $6.7 million and $7.4 million, respectively, of fulfillment costs were included in “Other noncurrent assets.” At March 31, 2021 and December 31, 2020, $18.9 million and $19.4 million, respectively, of costs of acquisition were included in “Other noncurrent assets.”

The Company recognizes a liability for cash received upfront for IRU contracts. At March 31, 2021 and December 31, 2020, $1.7 million and $1.6 million, respectively, of contract liabilities were included in "Other current liabilities." At March 31, 2021 and December 31, 2020, $27.6 million and $26.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Data	$121.3	$119.3
Video	48.6	48.7
Voice	65.9	68.0
Other	7.0	7.8
Total Entertainment and Communications	242.8	243.8
Consulting	65.5	41.9
Cloud	23.4	21.5
Communications	54.0	51.2
Infrastructure Solutions	30.9	27.7
Total IT Services and Hardware	173.8	142.3
Intersegment revenue	(6.7)	(6.1)
Total revenue	$409.9	$380.0

The following table presents revenues disaggregated by contract type:

	Three Months Ended March 31,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Products and Services transferred at a point in time	$5.9	$7.5	$33.4	$30.4	$—	$—	$39.3	$37.9
Products and Services transferred over time	232.1	231.4	138.5	110.7	—	—	370.6	342.1
Intersegment revenue	4.8	4.9	1.9	1.2	(6.7)	(6.1)	-	-
Total revenue	$242.8	$243.8	$173.8	$142.3	$(6.7)	$(6.1)	$409.9	$380.0

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2020	$149.1	$12.4	$161.5
Activity during the year:
Currency translations	0.5	—	0.5
Goodwill, balance as of March 31, 2021	$149.6	$12.4	$162.0

No impairment losses were recognized in goodwill for the three months ended March 31, 2021 and 2020.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$142.0	$(41.5)	$100.5	$141.6	$(38.9)	$102.7
Trade names	41.9	(10.3)	31.6	41.7	(9.4)	32.3
Technology	10.0	(3.5)	6.5	9.9	(3.2)	6.7
Total	193.9	(55.3)	138.6	193.2	(51.5)	141.7
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.4	—	6.4	6.4	—	6.4
Total intangible assets	$200.3	$(55.3)	$145.0	$199.6	$(51.5)	$148.1

Amortization expense for finite-lived intangible assets was $3.6 million for the three months ended March 31, 2021 and 2020. The change in gross carrying amounts for finite-lived intangible assets is due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. No impairment losses were recognized for the three months ended March 31, 2021 and 2020.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended December 31, 2021	$10.8
2022	14.1
2023	13.8
2024	13.5
2025	13.3
Thereafter	73.1
Total	$138.6

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2021	2020
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	1.3	1.9
Finance lease liabilities	15.8	13.9
Current portion of long-term debt	23.1	21.8
Long-term debt, less current portion:
Receivables Facility	183.9	182.0
Credit Agreement - Revolving Credit Facility	71.0	67.0
Credit Agreement - Tranche B Term Loan due 2024	579.0	580.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	0.6	0.9
Finance lease liabilities	49.6	52.1
	1,969.3	1,967.7
Net unamortized premium	1.0	1.1
Unamortized note issuance costs	(17.8)	(18.9)
Long-term debt, less current portion	1,952.5	1,949.9
Total debt	$1,975.6	$1,971.7

Credit Agreement

The Company had $71.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $129.0 million available for borrowings as of March 31, 2021. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of March 31, 2021, the Company had $183.9 million in borrowings and $13.9 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $2.2 million remaining availability on the total borrowing capacity of $200.0 million. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was $200.0 million in the aggregate at March 31, 2021. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. At March 31, 2021, the Receivables Facility, which is subject to renewal every 364 days, had a renewal date in May 2021 and termination date in May 2023.

In April 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. While the Receivables Facility is subject to renewal every 364 days, the amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of March 31, 2021, the outstanding balance of certain accounts receivable sold was $3.3 million.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases was as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020
Operating lease assets, net of amortization	Operating lease right-of-use assets	$36.6	$37.4
Finance lease assets, net of amortization	Property, plant and equipment, net	26.5	28.0
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.3	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	33.1	33.6
Total operating lease liabilities		42.4	43.2
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	15.8	13.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	49.6	52.1
Total finance lease liabilities		$65.4	$66.0

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.5	$1.1
Operating cash flows from operating leases	$2.5	$3.1
Financing cash flows from finance leases	$4.2	$4.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$1.7	$1.1
New finance leases	$3.5	$0.3

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

As of March 31, 2021, the fair value of the interest rate swaps was $22.3 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2021	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$13.0	$—	$13.0	$—

As of December 31, 2020, the fair value of the interest rate swap liability was $25.4 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$16.1	$—	$16.1	$—

The amount of gains (losses) recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Interest Rate Swap	$3.1	$(11.7)

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended March 31,
(dollars in millions)	Statement of Operations Location	2021	2020
Interest Rate Swap	Interest expense	$(2.3)	$(1.4)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2021 and December 31, 2020, except for the Company's long-term debt and other installment financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2021		December 31, 2020
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,926.1	$1,976.6	$1,921.8	$1,973.4
Other installment financing arrangements	41.7	56.0	42.1	58.6

*Excludes finance leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2021 and December 31, 2020, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2021, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of March 31, 2021, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, pension and postretirement costs (benefits) were as follows:

	Three Months Ended March 31,
	2021	2020	2021	2020
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.8	4.8	0.6	0.9
Expected return on plan assets	(7.5)	(7.3)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	(0.6)
Actuarial loss	6.3	4.5	—	0.2
Pension / postretirement costs	$2.6	$2.0	$0.1	$0.6

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2021, contributions to both qualified and non-qualified pension plans were $0.7 million. For the three months ended March 31, 2020, contributions to qualified and non-qualified pension plans were $0.8 million and $0.6 million, respectively. Based on current assumptions, nominal additional contributions are expected to be made to the qualified pension plans in 2021. Contributions to the non-qualified pension plans in 2021 are expected to be approximately $3 million.

For the three months ended March 31, 2021 and 2020, contributions to our postretirement plans were $1.7 million and $1.5 million, respectively. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2021.

10.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three months ended March 31, 2021 and 2020, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Reclassifications, net	4.4	(a)	1.8	(b)	—	6.2
Unrealized gain on cash flow hedges arising during the period, net	—		0.6	(c)	—	0.6
Foreign currency gain	—		—		1.0	1.0
Balance as of March 31, 2021	$(134.4)		$(17.3)		$(0.2)	$(151.9)

Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Reclassifications, net	3.2	(a)	1.1	(b)	—	4.3
Unrealized loss on cash flow hedges arising during the period, net	—		(10.1)	(c)	—	(10.1)
Foreign currency loss	—		—		(6.9)	(6.9)
Balance as of March 31, 2020	$(148.8)		$(23.7)		$(10.3)	$(182.8)

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

(c)

The unrealized gain (loss), net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. See Note 8 for further disclosures.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended
	March 31,
(dollars in millions)	2021	2020
Revenue
Entertainment and Communications	$242.8	$243.8
IT Services and Hardware	173.8	142.3
Intersegment	(6.7)	(6.1)
Total revenue	$409.9	$380.0
Intersegment revenue
Entertainment and Communications	$4.8	$4.9
IT Services and Hardware	1.9	1.2
Total intersegment revenue	$6.7	$6.1
Operating income (loss)
Entertainment and Communications	$31.3	$12.1
IT Services and Hardware	8.6	1.7
Corporate	(7.3)	(34.0)
Total operating income (loss)	$32.6	$(20.2)
Expenditures for long-lived assets
Entertainment and Communications	$55.0	$44.4
IT Services and Hardware	5.7	6.5
Total expenditures for long-lived assets	$60.7	$50.9
Depreciation and amortization
Entertainment and Communications	$60.8	$63.9
IT Services and Hardware	10.1	10.3
Corporate	0.1	—
Total depreciation and amortization	$71.0	$74.2

	March 31,	December 31,
(dollars in millions)	2021	2020
Assets
Entertainment and Communications	$1,797.3	$1,803.3
IT Services and Hardware	458.2	477.2
Corporate and eliminations	347.7	388.1
Total assets	$2,603.2	$2,668.6

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended; (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States (“CFIUS”), (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders. In the first quarter of 2021, the waiting period under the HSR Act expired and the consummation of the MIP Merger was approved by CFIUS.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the second quarter of 2021, although there can be no assurance that the MIP Merger will occur by that date. Upon the closing of the MIP Merger, the Company will cease to be a publicly traded company.

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

Consolidated revenue totaling $409.9 million for the three months ended March 31, 2021 increased $29.9 million compared to the same period in 2020 primarily due to strategic revenue growth in both segments offsetting declines in Legacy in both Cincinnati and Hawaii. IT Services and Hardware experienced revenue growth in all practices, most significantly in the Consulting practice in which revenue increased by 56% compared to the same period in the prior year. Consumer/SMB revenue increased $5.3 million as the Company continues to focus on high speed internet activations while Legacy revenue decreased $6.3 million in the three months ended March 31, 2021 compared to the comparable period in 2020.

Operating income was $32.6 million for the three months ended March 31, 2021, up $52.8 million compared to the same period in the prior year. In addition to revenue growth in the IT Services and Hardware segment and cost savings in SG&A in both segments, the increase in operating income was primarily due to lower transaction and integration charges compared to the three months ended March 31, 2020 that included a termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, as well as restructuring and severance related charges related to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $2.6 million for the three months ended March 31, 2021 resulting in a decrease in the loss as compared to the comparable period in 2020 primarily due to the factors discussed previously.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to affect our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge (the “Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The impacts to revenue as a result of these commitments to provide temporary financial relief to certain customers was limited in each of the three months ended March 31, 2021 and 2020. The Pledge expired on June 30, 2020, and customer accounts in the Cincinnati market that were not cured were disconnected during the third and fourth quarters of 2020. Balances associated with accounts that have been disconnected were fully reserved as of December 31, 2020 and were written off during the first quarter of 2021. In accordance with regulatory orders in Hawaii, the Pledge continues to be honored for certain regulated services.

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

Consolidated Results of Operations

Revenue

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Revenue
Entertainment and Communications	$238.0	$238.9	$(0.9)	0%
IT Services and Hardware	171.9	141.1	30.8	22%
Total revenue	$409.9	$380.0	$29.9	8%

Entertainment and Communications revenue decreased slightly for the three months ended March 31, 2021 as the growth in Consumer/SMB revenue was unable to entirely offset the declines experienced in Legacy revenue. IT Services and Hardware revenue increased due to revenue growth in each of the practices, most significantly the Consulting practice which increased revenue by $23.6 million compared to the three months ended March 31, 2020.

Operating Costs

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Cost of services and products
Entertainment and Communications	$108.1	$106.6	$1.5	1%
IT Services and Hardware	112.0	87.1	24.9	29%
Total cost of services and products	$220.1	$193.7	$26.4	14%

Entertainment and Communications costs increased for the three months ended March 31, 2021 compared to the same period in the prior year as lower payroll related costs due to fewer headcount as a result of restructuring activities executed in prior years were more than offset by increased contract services and operating taxes. The increase in contract services is primarily due to a significant general liability insurance claim incurred in the first quarter of 2021. The increase in operating taxes was due to lower operating taxes in the three months ended March 31, 2020 due to favorable audit results and lower regulatory fees.

IT Services and Hardware costs increased for the three months ended March 31, 2021 compared to the comparable period in 2020 due to an increase in payroll related costs, contractor costs, software licensing costs and regulatory fees. The increase in payroll related and contractor costs is a result of additional resources utilized to support the revenue growth in the Communications and Consulting practices. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$40.6	$45.0	$(4.4)	(10)%
IT Services and Hardware	37.9	38.1	(0.2)	(1)%
Corporate	5.3	4.9	0.4	8%
Total selling, general and administrative	$83.8	$88.0	$(4.2)	(5)%

SG&A costs decreased in both Entertainment and Communications and IT Services and Hardware in the three months ended March 31, 2021 compared to the same period in the prior year primarily due to favorable collections in the first quarter of 2021 resulting in lower bad debt expense and decreased employee related costs. Additionally, employee contract termination costs were recorded in the IT Services and Hardware segment in the three months ended March 31, 2020 that did not recur in 2021.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$60.8	$63.9	$(3.1)	(5)%
IT Services and Hardware	10.1	10.3	(0.2)	(2)%
Corporate	0.1	—	0.1	n/m
Total depreciation and amortization expense	$71.0	$74.2	$(3.2)	(4)%

Entertainment and Communications depreciation and amortization expense decreased in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in assets placed in service in connection with the expansion of our fiber network.

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$0.5	$15.2	$(14.7)	(97)%
Transaction and integration costs	1.9	29.1	(27.2)	(93)%
Total other operating costs	$2.4	$44.3	$(41.9)	(95)%

Restructuring and severance charges recorded in the three months ended March 31, 2021 are associated with initiatives to reduce and contain costs in the IT Services and Hardware segment. Restructuring and severance charges recorded in the three months ended March 31, 2020 in the Entertainment and Communications segment are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations.

Transaction and integration costs incurred in 2021, recorded as a Corporate expense, are primarily associated with the MIP Merger Agreement.  Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to the termination fee of $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement. The Company also incurred transaction and integration costs in the first quarter of 2020 associated with the MIP Merger Agreement.

Non-operating Costs

	Three Months Ended March 31,
(dollars in millions)	2021	2020	$ Change	% Change
Non-operating costs
Interest expense	$32.4	$33.7	$(1.3)	(4)%
Other components of pension and postretirement benefit plans expense	2.6	2.6	—	0%
Other expense (income), net	0.2	(0.8)	1.0	n/m
Income tax expense (benefit)	0.4	(21.7)	22.1	n/m

Interest expense decreased for the three months ended March 31, 2021 compared to the same period in the prior year due to the decrease in the LIBOR rates.

The income tax provision for the three months ended March 31, 2021 was an expense, compared to a larger income tax benefit in the same period in the prior year, due to a decrease in the loss before income taxes, a lower estimated annual effective tax rate applied in the first quarter of 2021, and a favorable net effect of several significant discrete items recorded in the first quarter of 2020. The estimated annual effective tax rate applied in the first quarter of 2021 is lower than the statutory rate due most notably to the valuation allowance applied to deferred tax assets related to disallowed interest expense. The CARES Act temporarily increased the Company’s capacity to deduct interest expense, but such provisions expired at the end of 2020.

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

	Three Months Ended March 31,
(dollars in millions)	2021	2020	Change	% Change
Revenue:
Data	$121.3	$119.3	$2.0	2%
Video	48.6	48.7	(0.1)	0%
Voice	65.9	68.0	(2.1)	(3)%
Other	7.0	7.8	(0.8)	(10)%
Total Revenue	242.8	243.8	(1.0)	0%
Operating costs and expenses:
Cost of services and products	110.1	108.0	2.1	2%
Selling, general and administrative	40.6	45.0	(4.4)	(10)%
Depreciation and amortization	60.8	63.9	(3.1)	(5)%
Restructuring and severance charges	—	14.8	(14.8)	n/m
Total operating costs and expenses	211.5	231.7	(20.2)	(9)%
Operating income	$31.3	$12.1	$19.2	n/m
Operating margin	12.9%	5.0%		7.9 pts
Capital expenditures	$55.0	$44.4	$10.6	24%

Entertainment and Communications, continued

	March 31,
Metrics information (in thousands):	2021	2020	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	244.4	224.3	20.1	9%
Internet FTTN*	25.8	30.0	(4.2)	(14)%
Total Fioptics Internet	270.2	254.3	15.9	6%
Video
Video FTTP*	106.0	111.2	(5.2)	(5)%
Video FTTN*	19.9	21.9	(2.0)	(9)%
Total Fioptics Video	125.9	133.1	(7.2)	(5)%
Voice
Fioptics Voice Lines	102.6	105.3	(2.7)	(3)%
Fioptics Units Passed
Units passed FTTP*	503.0	486.6	16.4	3%
Units passed FTTN*	137.6	138.6	(1.0)	(1)%
Total Fioptics units passed	640.6	625.2	15.4	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	6,797	5,487	1,310	24%
Legacy
Data
DSL	60.8	63.3	(2.5)	(4)%
Voice
Legacy Voice Lines	170.5	191.2	(20.7)	(11)%

*Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	March 31,
Metrics information (in thousands):	2021	2020	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	61.4	56.4	5.0	9%
Internet FTTN*	10.3	12.4	(2.1)	(17)%
Total Consumer / SMB Fiber Internet	71.7	68.8	2.9	4%
Video
Video FTTP*	30.0	29.6	0.4	1%
Video FTTN*	9.8	11.5	(1.7)	(15)%
Total Consumer / SMB Fiber Video	39.8	41.1	(1.3)	(3)%
Voice
Consumer / SMB Fiber Voice Lines	29.4	29.9	(0.5)	(2)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	189.3	174.9	14.4	8%
Units passed FTTN*	69.3	72.5	(3.2)	(4)%
Total Consumer / SMB Fiber units passed	258.6	247.4	11.2	5%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,978	3,619	359	10%
Legacy
Data
DSL	34.9	41.1	(6.2)	(15)%
Voice
Legacy Voice Lines	155.6	173.0	(17.4)	(10)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended March 31,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$45.0	$10.2	$55.2	$40.9	$8.5	$49.4
Video	39.4	9.2	48.6	38.8	9.9	48.7
Voice	8.6	2.9	11.5	8.9	2.7	11.6
Other	0.2	—	0.2	0.3	0.2	0.5
	93.2	22.3	115.5	88.9	21.3	110.2
Enterprise Fiber
Data	21.1	10.5	31.6	21.2	10.4	31.6
Legacy
Data	22.5	12.0	34.5	24.4	13.9	38.3
Voice	27.4	27.0	54.4	29.5	26.9	56.4
Other	3.6	3.2	6.8	3.2	4.1	7.3
	53.5	42.2	95.7	57.1	44.9	102.0
Total Entertainment and Communications revenue	$167.8	$75.0	$242.8	$167.2	$76.6	$243.8

*	Represents Fioptics in Cincinnati

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased by $5.3 million for the three months ended March 31, 2021 compared to the same period in the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers.  The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base.  Favorable churn in 2021 compared to 2020 has also contributed to the increased internet subscriber base.  In addition, the Average Revenue Per User (“ARPU”) for the three months ended March 31, 2021 increased for internet in both Cincinnati and Hawaii compared to 2020 primarily due to price increases and more customers subscribing to higher broadband tiers. In Cincinnati, Video revenue also increased as a result of a 7% increase in ARPU which more than offset the decline in subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers.

Enterprise Fiber

Enterprise Fiber revenue was flat for the three months ended March 31, 2021 as compared to the same period in 2020. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 24% and 10% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, was offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $6.3 million for the three months ended March 31, 2021 compared to the same period a year ago due to the decline in voice lines and DSL subscribers. Voice lines declined by 11% and 10% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 4% and 15% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2021 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products increased $2.1 million in the three months ended March 31, 2021 compared to the comparable period in the prior year as the decrease in payroll related costs was more than offset by increases in contract services and operating taxes. Payroll related costs decreased due to fewer headcount as a result of restructuring activities executed in prior years. The increase in contract services is primarily due to a significant general liability insurance claim incurred in the first quarter of 2021. The increase in operating taxes was due to lower operating taxes in the three months ended March 31, 2020 due to favorable audit results and lower regulatory fees.

Entertainment and Communications, continued

SG&A expenses decreased $4.4 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to decreased bad debt expense. Bad debt expense was favorable in the period as a result of increased focus on collection efforts and favorable resolution of reserved balances associated with a customer that filed for bankruptcy in a prior period.

Depreciation and amortization expense for the three months ended March 31, 2021 decreased compared to the prior year primarily due to fewer assets placed in service in connection with the expansion of our fiber network.

Restructuring and severance charges recorded in the three months ended March 31, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations.

Capital Expenditures

	Three Months Ended March 31,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$6.5	$4.8	$11.3	$3.3	$2.8	$6.1
Installation	11.2	3.1	14.3	8.9	3.7	12.6
Other	1.7	0.1	1.8	1.1	0.1	1.2
Total Consumer / SMB Fiber	19.4	8.0	27.4	13.3	6.6	19.9
Enterprise Fiber	8.9	3.7	12.6	2.6	2.7	5.3
Other	6.4	8.6	15.0	7.9	11.3	19.2
Total Entertainment and Communications capital expenditures	$34.7	$20.3	$55.0	$23.8	$20.6	$44.4

*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. In the first quarter of 2021, we passed an additional 3,400 FTTP addresses in Cincinnati. As of March 31, 2021, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 640,600 residential and commercial addresses, or approximately 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures increased $3.2 million in the three months ended March 31, 2021 compared to the same period in the prior year due to passing more addresses in 2021. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three months ended March 31, 2021, Cincinnati installation capital expenditures increased $2.3 million compared to the same period in 2020 primarily due to higher volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity within the network core. Cincinnati Enterprise Fiber capital expenditures increased $6.3 million in the three months ended March 31, 2021 compared to the same period in the prior year due to increased spend associated with a scheduled network refresh project. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $2.0 million for the three months ended March 31, 2021 compared to the comparable period in the prior year due to building out 4,300 new addresses in the first quarter of 2021, primarily in rural areas and on the neighbor islands. Hawaii installation capital expenditures decreased $0.6 million due to lower volume of CPE purchased and less video installations. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Cloud services include the design, implementation and ongoing management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as building and designing a solution, using either the customer's existing infrastructure or new cloud based options that transforms the way that the customer does business.

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

	Three Months Ended March 31,
(dollars in millions)	2021	2020	Change	% Change
Revenue:
Consulting	$65.5	$41.9	$23.6	56%
Cloud	23.4	21.5	1.9	9%
Communications	54.0	51.2	2.8	5%
Infrastructure Solutions	30.9	27.7	3.2	12%
Total revenue	173.8	142.3	31.5	22%
Operating costs and expenses:
Cost of services and products	116.5	91.6	24.9	27%
Selling, general and administrative	38.1	38.3	(0.2)	(1)%
Depreciation and amortization	10.1	10.3	(0.2)	(2)%
Restructuring and severance related charges	0.5	0.4	0.1	25%
Total operating costs and expenses	165.2	140.6	24.6	17%
Operating income (loss)	$8.6	$1.7	$6.9	n/m
Operating margin	4.9%	1.2%		3.7 pts
Capital expenditures	$5.7	$6.5	$(0.8)	(12)%

	March 31,
Metrics information (in thousands):	2021	2020	Change	% Change
Consulting
Billable Resources	1,867	1,222	645	53%

Communications
NaaS Locations	5,979	4,593	1,386	30%
SD - WAN Locations	3,534	2,337	1,197	51%
Hosted UCaaS Profiles*	286,046	277,092	8,954	3%

*	Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $31.5 million for the three months ended March 31, 2021 as compared to the same period in the prior year due to revenue growth in all practices. Consulting revenue increased due to obtaining new projects throughout 2020 which continue to bill and grow in 2021. Communications revenue increased as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD - WAN locations. The increase in Cloud revenue is due to providing ongoing monitoring and management services to new customers obtained in 2020 that continue to bill in 2021. Higher Infrastructure Solutions revenue is due to increased hardware sales.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $24.9 million for the three months ended March 31, 2021 as compared to the same period in the prior year primarily due to increases in payroll related costs and contractor costs and, to a lesser extent, software licensing costs and regulatory fees. The increase in payroll related costs and contractor costs is a result of additional headcount to support the growth in the Communications and Consulting practices. As a result of the new consulting projects obtained in 2020, billable headcount increased by 645 persons compared to March 31, 2020. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses decreased $0.2 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to savings realized in employee related costs as a result of strategies implemented in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. The decrease was partially offset by higher payroll related costs in the three months ended March 31, 2021. In the first quarter of 2020, the Company also incurred employee contract termination costs and increased bad debt expense as a result of updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables.

Restructuring and severance charges recorded in the three months ended March 31, 2021 and 2020 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures in the first quarter of 2021 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $0.6 million for implementation work associated with internal software projects in the three months ended March 31, 2021.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2021, the Company had $1,975.6 million of outstanding indebtedness and an accumulated deficit of $2,834.6 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $59.8 million and $29.1 million of cash flows from operations during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $137.9 million of short-term liquidity, comprised of $6.7 million of cash and cash equivalents, $129.0 million of undrawn capacity on our Revolving Credit Facility, and $2.2 million available under the Receivables Facility.

The Receivables Facility permitted maximum borrowings of up to $200.0 million and was subject to annual renewal as of March 31, 2021. At March 31, 2021, the Company had borrowings of $183.9 million and $13.9 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $200.0 million.

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

In April 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. While the Receivables Facility is subject to renewal every 364 days, the amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%. Capacity on the AR facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables, therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. Management is continuously monitoring liquidity to ensure sufficient cash is available.

As of March 31, 2021, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2021 totaled $59.8 million, an increase of $30.7 million compared to the same period in 2020. The increase is due primarily to decreased transaction and termination costs in addition to lower restructuring and severance payments.

Cash flows used in investing activities during the three months ended March 31, 2021 totaled $60.6 million, an increase of $9.7 million compared to the same period in 2020 due to the increase in capital expenditures.

Cash flows used in financing activities during the three months ended March 31, 2021 totaled $4.6 million as compared to cash provided by financing activities of $21.2 million during the same period in the prior year. During the three months ended March 31, 2021, the Company borrowed $1.8 million and $4.0 million on the Receivables Facility and Revolving Credit Facility, respectively. In the first quarter of 2020, the Company borrowed $33.1 million on the Receivables Facility and repaid $2.0 million on the Revolving Credit Facility.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of March 31, 2021.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of March 31, 2021, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete description of regulatory matters.

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

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and information available as of the date of the financial statements. As this information changes, the financial statements could reflect different estimates or judgments. The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2021.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2021 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ended March 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2021, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the three months ended March 31, 2021.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 13, 2020, by and among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc.	8-K	3/13/2020	2.1	1-8519
3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Amended and Restated Regulations of Cincinnati Bell Inc.	10-Q	8/8/2018	3.3	1-8519
10.1	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award					+
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	April 23, 2021	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	April 23, 2021	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer