Form 10-Q
period 2021-06-30
CINCINNATI BELL INC
filed 2021-07-29
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Securities Registered Pursuant to Section 12(b) of the Act:

At June 30, 2021, there were 50,920,546 common shares outstanding.

TABLE OF CONTENTS

PART I. Financial Information

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$414.2	$380.0	$824.1	$760.0

Costs and expenses
Cost of services and products, excluding items below	224.8	193.4	444.9	387.1
Selling, general and administrative, excluding items below	85.4	81.3	169.2	169.3
Depreciation and amortization	71.8	74.7	142.8	148.9
Restructuring and severance related charges	0.4	0.4	0.9	15.6
Transaction and integration costs	1.4	2.5	3.3	31.6
Total operating costs and expenses	383.8	352.3	761.1	752.5
Operating income	30.4	27.7	63.0	7.5
Interest expense	33.5	33.5	65.9	67.2
Other components of pension and postretirement benefit plans expense	1.7	3.8	4.3	6.4
Other income, net	(0.2)	(0.2)	—	(1.0)
Loss before income taxes	(4.6)	(9.4)	(7.2)	(65.1)
Income tax (benefit) expense	—	(1.6)	0.4	(23.3)
Net loss	(4.6)	(7.8)	(7.6)	(41.8)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners	$(7.2)	$(10.4)	$(12.8)	$(47.0)

Basic and diluted net loss per common share	$(0.14)	$(0.21)	$(0.25)	$(0.93)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4.6)	$(7.8)	$(7.6)	$(41.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.6	2.8	2.6	(4.1)
Cash flow hedges:
Unrealized (loss) gain on cash flow hedges arising during the period, net of tax of $0.0, ($0.2), $0.2, ($3.2)	(0.1)	(0.7)	0.5	(10.8)
Reclassification adjustment for net losses included in net income, net of tax of $0.6, $0.6, $1.1, $0.9	1.7	1.7	3.5	2.8
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $1.8, ($4.4), $1.8, ($4.4)	6.0	(14.7)	6.0	(14.7)
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.2), ($0.3), ($0.3)	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of net actuarial loss included in net income, net of tax of $1.2, $1.2, $2.6, $2.2	4.0	3.7	8.9	7.4
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.2, $0.2	—	0.9	—	0.9
Total other comprehensive income (loss)	12.7	(6.8)	20.5	(19.5)
Total comprehensive income (loss)	$8.1	$(14.6)	$12.9	$(61.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' DEFICIT

(Dollars in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at March 31, 2021	3.1	$129.4	50.9	$0.5	$2,667.0	$(2,834.6)	$(151.9)	$(189.6)
Net loss	—	—	—	—	—	(4.6)	—	(4.6)
Other comprehensive income	—	—	—	—	—	—	12.7	12.7
Stock-based compensation	—	—	—	—	0.9	—	—	0.9
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)

Balance at March 31, 2020	3.1	$129.4	50.6	$0.5	$2,674.2	$(2,810.0)	$(182.8)	$(188.7)
Net loss	—	—	—	—	—	(7.8)	—	(7.8)
Other comprehensive loss	—	—	—	—	—	—	(6.8)	(6.8)
Shares issued under employee plans	—	—	0.1	—	—	—	—	—
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(7.6)	—	(7.6)
Other comprehensive income	—	—	—	—	—	—	20.5	20.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)

Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(41.8)	—	(41.8)
Other comprehensive loss	—	—	—	—	—	—	(19.5)	(19.5)
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	3.0	—	—	3.0
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$3.5	$12.2
Receivables, less allowances of $16.6 and $23.0	296.3	369.6
Inventory, materials and supplies	51.3	35.5
Prepaid expenses	37.5	33.5
Other current assets	6.7	8.3
Total current assets	395.3	459.1
Property, plant and equipment, net	1,733.8	1,729.1
Operating lease right-of-use assets	35.4	37.4
Goodwill	162.8	161.5
Intangible assets, net	142.1	148.1
Deferred income tax assets	78.5	82.5
Other noncurrent assets	52.5	50.9
Total assets	$2,600.4	$2,668.6
Liabilities and Shareowners’ Deficit
Current liabilities
Current portion of long-term debt	$20.3	$21.8
Accounts payable	339.5	299.2
Unearned revenue and customer deposits	48.5	68.9
Accrued taxes	21.6	28.1
Accrued interest	26.6	26.7
Accrued payroll and benefits	45.6	50.5
Other current liabilities	47.6	50.9
Total current liabilities	549.7	546.1
Long-term debt, less current portion	1,892.5	1,949.9
Operating lease liabilities	31.9	33.6
Pension and postretirement benefit obligations	181.5	200.2
Pole license agreement obligation	36.1	36.7
Deferred income tax liability	10.5	10.9
Other noncurrent liabilities	81.4	82.3
Total liabilities	2,783.6	2,859.7
Shareowners’ deficit
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at June 30, 2021 and December 31, 2020; liquidation preference $1,000 per share ($50 per depositary share)	129.4	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 50,920,546 and 50,680,605 shares issued and outstanding at June 30, 2021 and December 31, 2020	0.5	0.5
Additional paid-in capital	2,665.3	2,670.3
Accumulated deficit	(2,839.2)	(2,831.6)
Accumulated other comprehensive loss	(139.2)	(159.7)
Total shareowners’ deficit	(183.2)	(191.1)
Total liabilities and shareowners’ deficit	$2,600.4	$2,668.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(7.6)	$(41.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142.8	148.9
Provision for loss on receivables	0.8	8.5
Noncash portion of interest expense	2.9	2.7
Deferred income taxes	(2.3)	(23.1)
Pension and other postretirement payments (in excess of) less than expense	(0.7)	2.1
Stock-based compensation	2.2	3.0
Other, net	(0.3)	(2.0)
Changes in operating assets and liabilities:
Decrease in receivables	75.2	7.9
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(20.2)	4.7
Increase (decrease) in accounts payable	20.5	(21.8)
Decrease in accrued and other current liabilities	(35.6)	(25.8)
Decrease in other noncurrent assets	0.6	7.0
Increase in other noncurrent liabilities	1.8	3.3
Net cash provided by operating activities	180.1	73.6
Cash flows from investing activities
Capital expenditures	(119.7)	(99.4)
Other, net	0.1	(1.7)
Net cash used in investing activities	(119.6)	(101.1)
Cash flows from financing activities
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(51.6)	42.0
Repayment of debt	(9.6)	(12.2)
Debt issuance costs	(0.8)	(0.3)
Dividends paid on preferred stock	(5.2)	(5.2)
Other, net	(2.0)	(1.1)
Net cash (used in) provided by financing activities	(69.2)	23.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.3)
Net decrease in cash, cash equivalents and restricted cash	(8.7)	(4.6)
Cash, cash equivalents and restricted cash at beginning of period	17.2	11.6
Cash, cash equivalents and restricted cash at end of period	$8.5	$7.0
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$2.0	$2.4
Acquisition of property on account	$42.7	$25.8

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

The Company has receivables with one customer, Verizon Communications Inc., which make up 11% and 20% of the outstanding accounts receivable balance at June 30, 2021 and December 31, 2020, respectively. Revenue derived from foreign operations was approximately 6% of consolidated revenue for the three and six months ended June 30, 2021. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and six months ended June 30, 2020.

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

The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or any other interim period.

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

(dollars in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3.5	$12.2
Restricted cash included in Other noncurrent assets	5.0	5.0
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$8.5	$17.2

Restructuring Liability — As of June 30, 2021, restructuring liabilities have been established for employee separations. As of June 30, 2021 and December 31, 2020, $0.1 million and $4.5 million, respectively, of the restructuring liabilities was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. As compared with current U.S. GAAP, more convertible debt instruments will be reported as a single liability instrument, and the interest rate of more convertible debt instruments will be closer to the coupon interest rate. In addition, the ASU increases information related to disclosures for convertible instruments and aligns the consistency of diluted Earnings Per Share ("EPS") calculations for convertible instruments by requiring that (1) an entity use the if-converted method and (2) share settlement be included in the diluted EPS calculation for both convertible instruments and equity contracts when those contracts include an option of cash settlement or share settlement. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures and plans to adopt it for the fiscal year beginning January 1, 2022.

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

The following table shows the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(4.6)	$(7.8)	$(7.6)	$(41.8)
Preferred stock dividends	2.6	2.6	5.2	5.2
Net loss applicable to common shareowners - basic and diluted	$(7.2)	$(10.4)	$(12.8)	$(47.0)
Denominator:
Weighted average common shares outstanding - basic	50.9	50.6	50.9	50.6
Stock-based compensation arrangements	—	—	—	—
Weighted average common shares outstanding - diluted	50.9	50.6	50.9	50.6
Basic and diluted net loss per common share	$(0.14)	$(0.21)	$(0.25)	$(0.93)

For the three and six months ended June 30, 2021 and 2020, the Company had a net loss available to common shareholders and, as a result, all common stock equivalents were excluded from the computation of diluted EPS as their inclusion would have been anti-dilutive. For all periods presented, preferred stock convertible into 0.9 million common shares was excluded as it was anti-dilutive.

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

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States (“CFIUS”), (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders. In the first quarter of 2021, the waiting period under the HSR Act expired and the consummation of the MIP Merger was approved by CFIUS. As of the date of this filing, the Company has received all regulatory approvals required to consummate the MIP Merger other than approval by the California Public Utilities Commission.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the third quarter of 2021, although there can be no assurance that the MIP Merger will occur by that date. At the Effective Time, the Company will cease to be a publicly traded company as a result of the completion of the MIP Merger.

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

4.    Revenue

The Entertainment and Communications segment provides products and services to both residential and commercial customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB Fiber and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system.

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

As of June 30, 2021, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $33.5 million. Approximately 80% of this revenue is related to IRU contracts associated with the SEA-US cable system. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Six months ended December 31, 2021	$1.3
2022	2.6
2023	2.5
2024	2.6
2025	2.6
Thereafter	21.9

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

At June 30, 2021 and December 31, 2020, $5.8 million and $7.4 million, respectively, of fulfillment costs were included in “Other noncurrent assets.” At June 30, 2021 and December 31, 2020, $19.1 million and $19.4 million, respectively, of costs of acquisition were included in “Other noncurrent assets.”

The Company recognizes a liability for cash received upfront for IRU contracts. At June 30, 2021 and December 31, 2020, $1.7 million and $1.6 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2021 and December 31, 2020, $25.3 million and $26.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Data	$121.6	$119.7	$242.9	$239.0
Video	47.9	48.3	96.5	97.0
Voice	64.6	64.1	130.5	132.1
Other	6.9	7.6	13.9	15.4
Total Entertainment and Communications	241.0	239.7	483.8	483.5
Consulting	71.6	47.2	137.1	89.1
Cloud	24.3	20.4	47.7	41.9
Communications	55.0	55.2	109.0	106.4
Infrastructure Solutions	29.0	24.2	59.9	51.9
Total IT Services and Hardware	179.9	147.0	353.7	289.3
Intersegment revenue	(6.7)	(6.7)	(13.4)	(12.8)
Total revenue	$414.2	$380.0	$824.1	$760.0

The following table presents revenues disaggregated by contract type:

	Three Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Products and Services transferred at a point in time	$5.8	$5.0	$31.6	$28.7	$—	$—	$37.4	$33.7
Products and Services transferred over time	230.3	229.7	146.5	116.6	—	—	376.8	346.3
Intersegment revenue	4.9	5.0	1.8	1.7	(6.7)	(6.7)	—	—
Total revenue	$241.0	$239.7	$179.9	$147.0	$(6.7)	$(6.7)	$414.2	$380.0

	Six Months Ended June 30,
(dollars in millions)	Entertainment and Communications		IT Services and Hardware		Intersegment revenue elimination		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Products and Services transferred at a point in time	$11.7	$12.5	$65.0	$59.1	$—	$—	$76.7	$71.6
Products and Services transferred over time	462.4	461.1	285.0	227.3	—	—	747.4	688.4
Intersegment revenue	9.7	9.9	3.7	2.9	(13.4)	(12.8)	—	—
Total revenue	$483.8	$483.5	$353.7	$289.3	$(13.4)	$(12.8)	$824.1	$760.0

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2020	$149.1	$12.4	$161.5
Activity during the year:
Currency translations	1.3	—	1.3
Goodwill, balance as of June 30, 2021	$150.4	$12.4	$162.8

No impairment losses were recognized in goodwill for the three and six months ended June 30, 2021 and 2020.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$142.6	$(44.2)	$98.4	$141.6	$(38.9)	$102.7
Trade names	42.1	(11.2)	30.9	41.7	(9.4)	32.3
Technology	10.1	(3.8)	6.3	9.9	(3.2)	6.7
Total	194.8	(59.2)	135.6	193.2	(51.5)	141.7
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.5	—	6.5	6.4	—	6.4
Total intangible assets	$201.3	$(59.2)	$142.1	$199.6	$(51.5)	$148.1

Amortization expense for finite-lived intangible assets was $3.6 million and $7.2 million for the three and six months ended June 30, 2021 and 2020, respectively. The change in gross carrying amounts for finite-lived intangible assets is due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. No impairment losses were recognized for the three and six months ended June 30, 2021 and 2020.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	8 to 15 years
Trade names	10 to 15 years
Technology	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended December 31, 2021	$7.2
2022	14.2
2023	13.8
2024	13.6
2025	13.4
Thereafter	73.4
Total	$135.6

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	June 30,	December 31,
(dollars in millions)	2021	2020
Current portion of long-term debt:
Credit Agreement - Tranche B Term Loan due 2024	$6.0	$6.0
Other financing arrangements	1.2	1.9
Finance lease liabilities	13.1	13.9
Current portion of long-term debt	20.3	21.8
Long-term debt, less current portion:
Receivables Facility	173.7	182.0
Credit Agreement - Revolving Credit Facility	24.0	67.0
Credit Agreement - Tranche B Term Loan due 2024	577.5	580.5
7 1/4% Senior Notes due 2023	22.3	22.3
7% Senior Notes due 2024	625.0	625.0
8% Senior Notes due 2025	350.0	350.0
Various Cincinnati Bell Telephone notes	87.9	87.9
Other financing arrangements	0.5	0.9
Finance lease liabilities	47.5	52.1
	1,908.4	1,967.7
Net unamortized premium	0.9	1.1
Unamortized note issuance costs	(16.8)	(18.9)
Long-term debt, less current portion	1,892.5	1,949.9
Total debt	$1,912.8	$1,971.7

Credit Agreement

The Company had $24.0 million of outstanding borrowings on the Revolving Credit Facility, leaving $176.0 million available for borrowings as of June 30, 2021. The Credit Agreement expires in October 2022.

Accounts Receivable Securitization Facility

As of June 30, 2021, the Company had $173.7 million in borrowings and $14.8 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $19.1 million remaining availability on the total borrowing capacity of $207.6 million. In the second quarter of 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility.The amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of June 30, 2021, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $19.2 million.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020
Operating lease assets, net of amortization	Operating lease right-of-use assets	$35.4	$37.4
Finance lease assets, net of amortization	Property, plant and equipment, net	21.8	28.0
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	8.8	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	31.9	33.6
Total operating lease liabilities		40.7	43.2
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	13.1	13.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	47.5	52.1
Total finance lease liabilities		$60.6	$66.0

.

Supplemental cash flow information related to leases is as follows:

(dollars in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.1	$2.2
Operating cash flows from operating leases	$5.5	$5.5
Financing cash flows from finance leases	$6.4	$8.5
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$2.9	$5.4
New finance leases	$2.0	$2.4

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

As of June 30, 2021, the fair value of the interest rate swap liability was $20.1 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2021	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$10.8	$—	$10.8	$—

As of December 31, 2020, the fair value of the interest rate swap liability was $25.4 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$16.1	$—	$16.1	$—

The amount of gains (losses) recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Interest Rate Swap	$2.2	$1.4	$5.3	$(10.3)

The amount of losses reclassified from AOCI into earnings is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	Statement of Operations Location	2021	2020	2021	2020
Interest Rate Swap	Interest expense	$(2.3)	$(2.3)	$(4.6)	$(3.7)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2021 and December 31, 2020, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2021		December 31, 2020
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,867.3	$1,911.2	$1,921.8	$1,973.4
Other financing arrangements	41.4	58.1	42.1	58.6

*Excludes finance leases, other financing arrangements and note issuance costs.

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2021 and December 31, 2020, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2021, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of June 30, 2021, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In the six months ended June 30, 2021, the Hawaii defined benefit plan for union employees made lump sum payments of $6.7 million resulting in a reduction of the benefit obligation of $6.7 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the three months ended June 30, 2021. In the six months ended June 30, 2020, the Hawaii defined benefit plan for union employees made lump sum payments of $7.4 million resulting in a reduction of the benefit obligation of $7.4 million. The Company recorded a pension settlement cost of $1.1 million in the three months ended June 30, 2020 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and six months ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2021 and 2020, pension and postretirement costs (benefits) were as follows:

	Three Months Ended June 30,
	2021	2020	2021	2020
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.7	4.8	0.7	1.0
Expected return on plan assets	(7.2)	(7.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.7)	(0.7)
Actuarial loss	5.2	4.5	—	0.4
Pension settlement charges	—	1.1	—	—
Pension / postretirement costs	$1.7	$3.2	$0.1	$0.8

	Six Months Ended June 30,
	2021	2020	2021	2020
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	7.5	9.6	1.3	1.9
Expected return on plan assets	(14.7)	(14.5)	—	—
Amortization of:
Prior service benefit	—	—	(1.3)	(1.3)
Actuarial loss	11.5	9.0	—	0.6
Pension settlement charges	—	1.1	—	—
Pension / postretirement costs	$4.3	$5.2	$0.2	$1.4

Amortizations of prior service benefit and actuarial loss represent reclassifications from accumulated other comprehensive income.

For the six months ended June 30, 2021, contributions to the qualified and non-qualified pension plans were $0.8 million and $1.2 million, respectively. For the six months ended June 30, 2020, contributions to the qualified and non-qualified pension plans were $0.8 million and $1.1 million, respectively. Based on current assumptions, nominal additional contributions are expected to be made to the qualified pension plans in 2021. Contributions to the non-qualified pension plans in 2021 are expected to be approximately $3 million.

For the six months ended June 30, 2021 and 2020, contributions to our postretirement plans were $3.1 million and $2.6 million, respectively. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2021.

10.    Shareowners' Deficit

Accumulated Other Comprehensive Loss

For the three and six months ended June 30, 2021 and 2020, the changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of March 31, 2021	$(134.4)		$(17.3)		$(0.2)	$(151.9)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	3.5	(a)	1.7	(b)	—	5.2
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.6	1.6
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)

Balance as of March 31, 2020	$(148.8)		$(23.7)		$(10.3)	$(182.8)
Remeasurement of benefit obligations	(14.7)		—		—	(14.7)
Reclassifications, net	4.1	(a)	1.7	(b)	—	5.8
Unrealized loss on cash flow hedges arising during the period, net	—		(0.7)	(c)	—	(0.7)
Foreign currency gain	—		—		2.8	2.8
Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	7.9	(a)	3.5	(b)	—	11.4
Unrealized gain on cash flow hedges arising during the period, net	—		0.5	(c)	—	0.5
Foreign currency gain	—		—		2.6	2.6
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)

Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(14.7)		—		—	(14.7)
Reclassifications, net	7.3	(a)	2.8	(b)	—	10.1
Unrealized loss on cash flow hedges arising during the period, net	—		(10.8)	(c)	—	(10.8)
Foreign currency loss	—		—		(4.1)	(4.1)
Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020
Revenue
Entertainment and Communications	$241.0	$239.7	$483.8	$483.5
IT Services and Hardware	179.9	147.0	353.7	289.3
Intersegment	(6.7)	(6.7)	(13.4)	(12.8)
Total revenue	$414.2	$380.0	$824.1	$760.0
Intersegment revenue
Entertainment and Communications	$4.9	$5.0	$9.7	$9.9
IT Services and Hardware	1.8	1.7	3.7	2.9
Total intersegment revenue	$6.7	$6.7	$13.4	$12.8
Operating income (loss)
Entertainment and Communications	$28.1	$30.5	$59.4	$42.6
IT Services and Hardware	7.6	5.2	16.2	6.9
Corporate	(5.3)	(8.0)	(12.6)	(42.0)
Total operating income	$30.4	$27.7	$63.0	$7.5
Expenditures for long-lived assets
Entertainment and Communications	$52.8	$42.2	$107.8	$86.6
IT Services and Hardware	6.2	6.3	11.9	12.8
Total expenditures for long-lived assets	$59.0	$48.5	$119.7	$99.4
Depreciation and amortization
Entertainment and Communications	$61.6	$64.5	$122.4	$128.4
IT Services and Hardware	10.2	10.2	20.3	20.5
Corporate	—	—	0.1	—
Total depreciation and amortization	$71.8	$74.7	$142.8	$148.9

(dollars in millions)	June 30, 2021	December 31, 2020
Assets
Entertainment and Communications	$1,801.9	$1,803.3
IT Services and Hardware	454.6	477.2
Corporate and eliminations	343.9	388.1
Total assets	$2,600.4	$2,668.6

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

The consummation of the MIP Merger is subject to customary closing conditions, including (i) the adoption of the MIP Merger Agreement by the affirmative vote of the holders of at least two-thirds of all outstanding Common Shares and 6 3/4% Cumulative Convertible Preferred Shares, voting as a single class; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission, (c) state public service and state public utility commissions and (d) local regulators in connection with the provision of telecommunications and media services; and (iv) the absence of any legal restraint preventing the consummation of the MIP Merger. On May 7, 2020, the shareholders of the Company adopted the MIP Merger Agreement at a virtual special meeting of shareholders. In the first quarter of 2021, the waiting period under the HSR Act expired and the consummation of the MIP Merger was approved by CFIUS. As of the date of this filing, the Company has received all regulatory approvals required to consummate the MIP Merger other than approval by the California Public Utilities Commission.

The MIP Merger Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature.

The MIP Merger is expected to close in the third quarter of 2021, although there can be no assurance that the MIP Merger will occur by that date. Upon the closing of the MIP Merger, the Company will cease to be a publicly traded company.

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

Consolidated revenue totaling $414.2 million and $824.1 million for the three months and six months ended June 30, 2021 increased $34.2 million and $64.1 million, respectively, as compared to the same periods in 2020 due to strategic revenue growth in both segments offsetting declines in Legacy revenue.

For the three and six months ended June 30, 2021, Consumer/SMB Fiber revenue increased $6.7 million and $12.0 million, respectively, as compared to the same periods in the prior year as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $5.5 million and $11.8 million, respectively, as compared to the comparable periods in 2020. IT Services and Hardware experienced revenue growth in all practices for the three months and six months ended June 30, 2021, with the exception of the Communications practice that decreased by $0.2 million in the three months ended June 30, 2021 compared to the three months end June 30, 2020, due to significant nonrecurring revenue recognized in the second quarter of 2020. The increase in IT Services and Hardware revenue in both comparable periods is due most significantly to the Consulting practice in which revenue increased 52% and 54% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year.

Operating income was $30.4 million for the three months ended June 30, 2021, up $2.7 million compared to the same period in the prior year. The increase in operating income is due to revenue growth in addition to lower depreciation and amortization expense and transaction and integration charges for the three months ended June 30, 2021 compared to the comparable period in 2020. These increases to operating income were partially offset by increased SG&A expense in the three months ended June 30, 2021 resulting from higher payroll related costs and savings realized in the three months ended June 30, 2020 due to cost containment strategies to reduce the negative impact of the COVID-19 pandemic on the business that were no longer in place in the second quarter of 2021.

Operating income was $63.0 million for the six months ended June 30, 2021, up $55.5 million compared to the same period in the prior year. In addition to revenue growth in both segments, the increase in operating income was primarily due to lower transaction and integration charges, restructuring and severance related charges, and depreciation and amortization expense. Transaction and integration charges recorded in the six months ended June 30, 2020 include a termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020. Lower restructuring and severance related charges are due to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $4.6 million for the three months ended June 30, 2021, resulting in a decrease in the loss as compared to the comparable period in 2020 primarily due to the increase in operating income in addition to lower pension and postretirement benefit plans expense. Loss before income taxes totaled $7.2 million for the six months ended June 30, 2021, lower than the prior year primarily due to the factors impacting operating income as well as lower interest expense and pension and postretirement benefit plans expense.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. While most of the country has started to reopen and normal activities begin to resume, the current rise in cases due to a variant of the virus may result in restrictions being reinstated. On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacts to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge (the “Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The impacts to revenue as a result of these commitments during the three months ended June 30, 2020 included a decline in revenue related to late payment fees and certain other one-time fees. The impacts to revenue as a result of these commitments were limited in the six months ended June 30, 2021 and the three months ended March 31, 2020. The Pledge expired on June 30, 2020, and customer accounts in the Cincinnati market that were not cured were disconnected during the third and fourth quarters of 2020. Balances associated with accounts that have been disconnected were fully reserved as of December 31, 2020 and were written off during the first quarter of 2021. In accordance with regulatory orders in Hawaii, the Pledge continues to be honored for certain regulated services.

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

Consolidated Results of Operations

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Entertainment and Communications	$236.1	$234.7	$1.4	1%	$474.1	$473.6	$0.5	0%
IT Services and Hardware	178.1	145.3	32.8	23%	350.0	286.4	63.6	22%
Total revenue	$414.2	$380.0	$34.2	9%	$824.1	$760.0	$64.1	8%

Entertainment and Communications revenue increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due revenue growth associated with our Consumer/SMB Fiber products as well as revenue from late payment fees and other one-time charges that were temporarily suspended in the second quarter of 2020 more than offsetting Legacy decline.

IT Services and Hardware revenue increased for the three and six months ended June 30, 2021 compared to the comparable periods in the prior year most significantly due to the contribution from the Consulting practice which increased revenue by $24.4 million and $48.0 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.

Operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of services and products
Entertainment and Communications	$106.3	$102.3	$4.0	4%	$214.4	$208.9	$5.5	3%
IT Services and Hardware	118.5	91.1	27.4	30%	230.5	178.2	52.3	29%
Total cost of services and products	$224.8	$193.4	$31.4	16%	$444.9	$387.1	$57.8	15%

Entertainment and Communications costs increased for the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to increases in operating taxes, contract services and payroll benefits expense. The increase in operating taxes is due to increased regulatory fees in addition to lower operating taxes in 2020 due to favorable audit results that resulted in a nonrecurring benefit of $1.9 million and $4.2 million in the three and six months ended June 30, 2020, respectively. Contract services increased $0.5 million and $2.2 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to a project completed in the prior year to outsource certain functions as well as a significant general liability insurance claim incurred in the first quarter of 2021. Payroll benefits expense increased due to higher healthcare and workers compensation costs incurred compared to the same periods in the prior year. These increases were partially offset by a decrease in payroll expense due to fewer headcount as a result of the restructuring activities executed in prior years.

IT Services and Hardware costs increased for the three and six months ended June 30, 2021 compared to the same periods in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. Payroll related costs increased $5.6 million and $10.3 million in the three and six months ended June 30, 2021, respectively, and contractor costs increased $20.2 million and $37.9 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. These costs increased due to additional headcount to support the growth in the Communications and Consulting practices. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Selling, general and administrative
Entertainment and Communications	$43.7	$40.8	$2.9	7%	$84.3	$85.8	$(1.5)	(2)%
IT Services and Hardware	37.7	35.2	2.5	7%	75.6	73.3	2.3	3%
Corporate	4.0	5.3	(1.3)	(25)%	9.3	10.2	(0.9)	(9)%
Total selling, general and administrative	$85.4	$81.3	$4.1	5%	$169.2	$169.3	$(0.1)	0%

SG&A costs increased $4.1 million in the three months ended June 30, 2021 as compared to the same period in the prior year primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business that were no longer in place for the second quarter of 2021. Higher payroll related costs, increased advertising expense and increased travel expenses contributed to the increase of SG&A costs in both segments. These increases were partially offset by a decrease in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in the three months ended June 30, 2020.

For the six months ended June 30, 2021, SG&A costs are nearly flat as compared to the same period in the prior year primarily due to decreased bad debt expense of $6.4 million in the Entertainment and Communications segment partially offsetting increased expenses as a result of similar trends impacting the quarter in both segments. Corporate SG&A decreased in both comparable periods in 2021 due to certain expenses that are no longer expected to be incurred as a result of the pending MIP Merger Agreement.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Depreciation and amortization expense
Entertainment and Communications	$61.6	$64.5	$(2.9)	(4)%	$122.4	$128.4	$(6.0)	(5)%
IT Services and Hardware	10.2	10.2	—	0%	20.3	20.5	(0.2)	(1)%
Corporate	—	—	—	n/m	0.1	—	0.1	n/m
Total depreciation and amortization expense	$71.8	$74.7	$(2.9)	(4)%	$142.8	$148.9	$(6.1)	(4)%

Depreciation and amortization expense decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to fewer assets placed in service in connection with the expansion of our fiber network.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Other operating costs
Restructuring and severance related charges	$0.4	$0.4	$—	0%	$0.9	$15.6	$(14.7)	(94)%
Transaction and integration costs	1.4	2.5	(1.1)	(44)%	3.3	31.6	(28.3)	(90)%
Total other operating costs	$1.8	$2.9	$(1.1)	(38)%	$4.2	$47.2	$(43.0)	(91)%

Restructuring and severance charges recorded in the three and six months ended June 30, 2021 and 2020 are primarily due to initiatives to reduce and contain costs in the IT Services and Hardware segment. Restructuring and severance charges recorded in the six months ended June 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations in the Entertainment and Communications segment.

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

Non-operating Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Non-operating costs
Interest expense	$33.5	$33.5	$—	0%	$65.9	$67.2	$(1.3)	(2)%
Other components of pension and postretirement benefit plans expense	1.7	3.8	(2.1)	(55)%	4.3	6.4	(2.1)	(33)%
Other income, net	(0.2)	(0.2)	0.0	—	—	(1.0)	1.0	n/m
Income tax (benefit) expense	—	(1.6)	1.6	n/m	0.4	(23.3)	23.7	n/m

Interest expense decreased for the six months ended June 30, 2021 compared to the same period in the prior year due to the decrease in LIBOR rates.

The income tax provision for the three and six months ended June 30, 2021 was an expense, while a larger income tax benefit was recorded in the comparable period. The difference is due to a decrease in the loss before income taxes, a lower estimated annual effective tax rate, and the net effect of discrete items recorded in the current and comparable periods. Most notably, a valuation allowance was recorded in the current period against deferred tax assets related to interest expense that is disallowed for 2021. In the comparable period, a valuation allowance on previously-disallowed interest was released due to favorable temporary provisions of the CARES Act. The estimated annual effective tax rate applied in the second quarter of 2021 is lower than the statutory rate due most notably to the effect of the valuation allowance applied to deferred tax assets related to disallowed interest expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	% Change	2021	2020	Change	% Change
Revenue:
Data	$121.6	$119.7	$1.9	2%	$242.9	$239.0	$3.9	2%
Video	47.9	48.3	(0.4)	(1)%	96.5	97.0	(0.5)	(1)%
Voice	64.6	64.1	0.5	1%	130.5	132.1	(1.6)	(1)%
Other	6.9	7.6	(0.7)	(9)%	13.9	15.4	(1.5)	(10)%
Total Revenue	241.0	239.7	1.3	1%	483.8	483.5	0.3	0%
Operating costs and expenses:
Cost of services and products	108.0	103.9	4.1	4%	218.1	211.9	6.2	3%
Selling, general and administrative	43.8	40.8	3.0	7%	84.4	85.8	(1.4)	(2)%
Depreciation and amortization	61.6	64.5	(2.9)	(4)%	122.4	128.4	(6.0)	(5)%
Restructuring and severance charges	(0.5)	—	(0.5)	n/m	(0.5)	14.8	(15.3)	n/m
Total operating costs and expenses	212.9	209.2	3.7	2%	424.4	440.9	(16.5)	(4)%
Operating income	$28.1	$30.5	$(2.4)	(8)%	$59.4	$42.6	$16.8	39%
Operating margin	11.7%	12.7%		(1.0) pts	12.3%	8.8%		3.5 pts
Capital expenditures	$52.8	$42.2	10.6	25%	$107.8	$86.6	21.2	24%

Entertainment and Communications, continued

	June 30,
Metrics information (in thousands):	2021	2020	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	249.7	230.6	19.1	8%
Internet FTTN*	24.6	28.9	(4.3)	(15)%
Total Fioptics Internet	274.3	259.5	14.8	6%
Video
Video FTTP*	106.1	109.7	(3.6)	(3)%
Video FTTN*	19.3	21.4	(2.1)	(10)%
Total Fioptics Video	125.4	131.1	(5.7)	(4)%
Voice
Fioptics Voice Lines	102.4	105.3	(2.9)	(3)%
Fioptics Units Passed
Units passed FTTP*	502.7	489.6	13.1	3%
Units passed FTTN*	135.4	138.6	(3.2)	(2)%
Total Fioptics units passed	638.1	628.2	9.9	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	7,075	5,756	1,319	23%
Legacy
Data
DSL	58.0	62.7	(4.7)	(7)%
Voice
Legacy Voice Lines	165.2	186.4	(21.2)	(11)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	June 30,
Metrics information (in thousands):	2021	2020	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	62.6	57.4	5.2	9%
Internet FTTN*	9.6	12.1	(2.5)	(21)%
Total Consumer / SMB Fiber Internet	72.2	69.5	2.7	4%
Video
Video FTTP*	29.5	31.0	(1.5)	(5)%
Video FTTN*	8.9	11.8	(2.9)	(25)%
Total Consumer / SMB Fiber Video	38.4	42.8	(4.4)	(10)%
Voice
Consumer / SMB Fiber Voice Lines	28.7	29.9	(1.2)	(4)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	195.0	176.2	18.8	11%
Units passed FTTN*	68.3	72.5	(4.2)	(6)%
Total Consumer / SMB Fiber units passed	263.3	248.7	14.6	6%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,027	3,691	336	9%
Legacy
Data
DSL	33.3	40.3	(7.0)	(17)%
Voice
Legacy Voice Lines	150.4	165.1	(14.7)	(9)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Three Months Ended June 30,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$46.6	$10.2	$56.8	$42.1	$8.9	$51.0
Video	38.8	9.1	47.9	38.8	9.5	48.3
Voice	8.6	2.9	11.5	7.2	2.7	9.9
Other	0.3	—	0.3	0.4	0.2	0.6
	94.3	22.2	116.5	88.5	21.3	109.8
Enterprise Fiber
Data	21.1	10.7	31.8	21.7	10.0	31.7
Legacy
Data	21.3	11.7	33.0	23.8	13.2	37.0
Voice	26.5	26.6	53.1	28.3	25.9	54.2
Other	3.3	3.3	6.6	3.0	4.0	7.0
	51.1	41.6	92.7	55.1	43.1	98.2
Total Entertainment and Communications revenue	$166.5	$74.5	$241.0	$165.3	$74.4	$239.7

	Six Months Ended June 30,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$91.6	$20.4	$112.0	$83.0	$17.4	$100.4
Video	78.2	18.3	96.5	77.6	19.4	97.0
Voice	17.2	5.8	23.0	16.1	5.4	21.5
Other	0.5	—	0.5	0.7	0.4	1.1
	187.5	44.5	232.0	177.4	42.6	220.0
Enterprise Fiber
Data	42.2	21.2	63.4	42.9	20.4	63.3
Legacy
Data	43.8	23.7	67.5	48.2	27.1	75.3
Voice	53.9	53.6	107.5	57.8	52.8	110.6
Other	6.9	6.5	13.4	6.2	8.1	14.3
	104.6	83.8	188.4	112.2	88.0	200.2
Total Entertainment and Communications revenue	$334.3	$149.5	$483.8	$332.5	$151.0	$483.5

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased $6.7 million and $12.0 million for the three and six months ended June 30, 2021 as compared to the same periods in the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months and six months ended June 30, 2021 increased for internet in both Cincinnati and Hawaii compared to the same periods in 2020 primarily due to price increases and more customers subscribing to higher broadband tiers. Voice revenue also increased primarily due to revenue associated with customer surcharges related to increased regulatory fees which more than offset the decline in voice subscribers. In Cincinnati, Video ARPU increased 5% and 6% in the three and six months ended June 30, 2021, respectively, as compared to the comparable periods in the prior year which offset the decline in video subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Consumer/SMB Fiber revenue was also unfavorably impacted in the three months ended June 30, 2020 due to a decline in certain nonrecurring revenue as a result of the Company’s participation in the Pledge.

Enterprise Fiber

Enterprise Fiber revenue was nearly flat for the three and six months ended June 30, 2021 as compared to the same periods in 2020. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 23% and 9% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, was offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased for the three and six months ended June 30, 2021 as compared to the same periods in the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 11% and 9% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 7% and 17% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2021 compared to the same period in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products increased $4.1 million and $6.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year due to increases in operating taxes, contract services and payroll benefits expense which were partially offset by a decrease in payroll related costs. The increase in operating taxes is due to increased regulatory fees as well as lower operating taxes in the prior year due to favorable audit results that resulted in a nonrecurring benefit of $1.9 million and $4.2 million in the three and six months ended June 30, 2020, respectively. Contract services increased $0.5 million and $2.2 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year primarily due to outsourcing certain functions in the prior year as well as a significant general liability insurance claim incurred in the first quarter of 2021. Payroll benefits expense increased due to higher healthcare expense and workers compensation expense in each of the comparable periods.  The decrease in payroll related costs is due to decreased headcount as a result of restructuring activities executed in prior years.

SG&A expenses increased $3.0 million for the three months ended June 30, 2021 as compared to the same period in 2020 due to decreased bad debt expense of $2.3 million compared the three months ended June 30, 2020 which was more than offset by increased payroll related costs as a result of additional headcount and higher healthcare costs of $1.9 million, increased advertising of $1.6 million as the Company delayed certain marketing campaigns and promotional events in 2020 and other nonrecurring savings realized in the three months ended June 30, 2020 as a result of cost containment strategies implemented to reduce the negative impact of the COVID-19 pandemic on the business. The decrease in bad debt expense is a result of updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in the three months ended June 30, 2020 as well as increased focus on collection efforts.

SG&A expenses decreased $1.4 million for the six months ended June 30, 2021 as compared to the same period in the prior year primarily due to decreased bad debt expense of $6.4 million compared to the six months ended June 30, 2020 as a result of updating our estimate in the second quarter of 2020 as well as focus on collection efforts and favorable resolution of reserved balances in the first quarter of 2021 associated with a customer that filed for bankruptcy in a prior period. The decrease in bad debt expense was partially offset by increases resulting from similar trends impacting the three months ended June 30, 2021.

Depreciation and amortization expense decreased in the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to fewer assets placed in service in connection with the expansion of our fiber network.

Entertainment and Communications, continued

Restructuring and severance charge reversals recorded in the three months ended June 30, 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020. Restructuring and severance charges recorded in the six months ended June 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations.

Capital Expenditures

	Three Months Ended June 30,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$7.2	$6.3	$13.5	$4.7	$2.6	$7.3
Installation	12.1	3.5	15.6	7.8	3.5	11.3
Other	0.8	0.3	1.1	3.4	—	3.4
Total Consumer / SMB Fiber	20.1	10.1	30.2	15.9	6.1	22.0
Enterprise Fiber	4.0	3.8	7.8	1.8	2.8	4.6
Other	6.7	8.1	14.8	9.1	6.5	15.6
Total Entertainment and Communications capital expenditures	$30.8	$22.0	$52.8	$26.8	$15.4	$42.2

	Six Months Ended June 30,
	2021			2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$13.7	$11.1	$24.8	$8.0	$5.4	$13.4
Installation	23.3	6.6	29.9	16.7	7.2	23.9
Other	2.5	0.4	2.9	4.5	0.1	4.6
Total Consumer / SMB Fiber	39.5	18.1	57.6	29.2	12.7	41.9
Enterprise Fiber	12.9	7.5	20.4	4.4	5.5	9.9
Other	13.1	16.7	29.8	17.0	17.8	34.8
Total Entertainment and Communications capital expenditures	$65.5	$42.3	$107.8	$50.6	$36.0	$86.6
*	Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. As of June 30, 2021, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 638,100 residential and commercial addresses, or 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures increased $2.5 million and $5.7 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 due to passing more addresses in 2021 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. The increase in Consumer/SMB Fiber units passed in 2021 was partially offset due to decommissioning a legacy video platform, thereby disqualifying 13,000 addresses and resulting in sequential decline compared to March 31, 2021. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three and six months ended June 30, 2021, Cincinnati installation capital expenditures increased $4.3 million and $6.6 million compared to the same periods in 2020 primarily due to higher volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $2.2 million and $8.5 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year primarily due to increased spend associated with a scheduled network refresh project. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Entertainment and Communications, continued

Hawaii construction capital expenditures increased $3.7 million and $5.7 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year due to building out 4,700 new addresses in the second quarter of 2021, primarily in rural areas and on the neighbor islands, and 9,000 new addresses in the six months ended June 30, 2021. Hawaii installation capital expenditures decreased $0.6 million in the six months ended June 30, 2021 as compared to the comparable period in 2020 primarily due to lower volume of CPE purchased and less video installations. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2021	2020	Change	% Change	2021	2020	Change	% Change
Revenue:
Consulting	$71.6	$47.2	$24.4	52%	$137.1	$89.1	$48.0	54%
Cloud	24.3	20.4	3.9	19%	47.7	41.9	5.8	14%
Communications	55.0	55.2	(0.2)	0%	109.0	106.4	2.6	2%
Infrastructure Solutions	29.0	24.2	4.8	20%	59.9	51.9	8.0	15%
Total revenue	179.9	147.0	32.9	22%	353.7	289.3	64.4	22%
Operating costs and expenses:
Cost of services and products	123.3	95.9	27.4	29%	239.8	187.5	52.3	28%
Selling, general and administrative	37.9	35.4	2.5	7%	76.0	73.7	2.3	3%
Depreciation and amortization	10.2	10.2	—	0%	20.3	20.5	(0.2)	(1)%
Restructuring and severance related charges	0.9	0.3	0.6	n/m	1.4	0.7	0.7	n/m
Total operating costs and expenses	172.3	141.8	30.5	22%	337.5	282.4	55.1	20%
Operating income	$7.6	$5.2	$2.4	46%	$16.2	$6.9	$9.3	n/m
Operating margin	4.2%	3.5%		0.7 pts	4.6%	2.4%		2.2 pts
Capital expenditures	$6.2	$6.3	$(0.1)	(2)%	$11.9	$12.8	$(0.9)	(7)%

	June 30,
Metrics information (in thousands):	2021	2020	Change	% Change
Consulting
Billable Resources	2,028	1,305	723	55%

Communications
NaaS Locations	7,024	5,048	1,976	39%
SD - WAN Locations	4,650	2,575	2,075	81%
Hosted UCaaS Profiles*	292,266	276,360	15,906	6%

*	Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $32.9 million and $64.4 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year. Consulting revenue is the most significant contributor to the revenue increase due to obtaining new projects throughout 2020 which continue to bill and grow in 2021. Communications revenue decreased $0.2 million for the three months ended June 30, 2021 as compared to the same period in 2020. The increase in revenue as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations was more than offset by the decline in legacy communications revenue and nonrecurring revenue recognized in the second quarter of 2020 associated with customers requiring additional services to mitigate the issues caused by the COVID-19 pandemic on their businesses. Communications revenue increased $2.6 million for the six months ended June 30, 2021 as compared to the comparable period in 2020 as strategic revenue growth more than offset declines in legacy communications revenue and nonrecurring revenue associated with customers mitigating the impact of the COVID-19 pandemic. Cloud revenue increased $3.9 million and $5.8 million in the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year due to providing ongoing monitoring and management services to new customers obtained in 2020 that continue to bill in 2021. The increase in Infrastructure Solutions revenue is due to lower hardware sales in the second quarter of 2020 due to the impacts of COVID-19. In addition, Infrastructure Solutions revenue associated with professional services projects increased in the three and six months ended June 30, 2021 as compared to the same periods in the prior year.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $27.4 million and $52.3 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. The increase in payroll related costs of $5.6 million and $10.3 million in three and six months ended June 30, 2021, respectively, and increased contractor costs of $20.2 million and $37.9 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year is due to additional headcount to support the growth in the Communications and Consulting practices. As a result of the consulting projects obtained in 2020, billable resources increased by 723 persons compared to June 30, 2020. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses increased $2.5 million for the three months ended June 30, 2021 as compared to the comparable period in 2020 primarily due to an increase in payroll related costs and employee related costs partially offset by lower bad debt expense and savings realized in the three months ended June 30, 2020 as a result of cost containment strategies implemented to reduce the negative impact of the COVID-19 pandemic on the business. The decrease in bad debt expense is due to updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in the second quarter of 2020. The increase in employee related costs is due to restrictions in certain geographies being eased and employees starting to travel in the second quarter of 2021.

SG&A expenses increased $2.3 million for the six months ended June 30, 2021 as compared to the same period in the prior year primarily due to an increase in payroll related costs partially offset by lower bad debt expense, decreased employee related expense as well as employee contract termination costs incurred in the first quarter of 2020 that did not recur in 2021. Employee related and travel activities increased in the second quarter of 2021 as restrictions eased, however activity continued to be limited in the first quarter of 2021 resulting in a decrease of $0.6 million for the six months ended June 30, 2021 compared to the same period in 2020. Similar trends that impacted bad debt expense for the quarter also impacted the six months ended June 30, 2021.

Restructuring and severance related charges recorded in the three and six months ended June 30, 2021 and 2020 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three and six months ended June 30, 2021, were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $1.4 million for implementation work associated with internal software projects in the six months ended June 30, 2021.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2021, the Company had $1,912.8 million of outstanding indebtedness and an accumulated deficit of $2,839.2 million. A significant amount of the Company's accumulated deficit resulted from the purchase and operation of a national broadband business, which was sold in 2003.

The Company’s primary source of cash is generated by operations. The Company generated $180.1 million and $73.6 million of cash flows from operations during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had $198.6 million of short-term liquidity, comprised of $3.5 million of cash and cash equivalents, $176.0 million of undrawn capacity on our Revolving Credit Facility, and $19.1 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $215.0 million. As of June 30, 2021, the Company had borrowings of $173.7 million and $14.8 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $207.6 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

In the second quarter of 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. The amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%. Capacity on the AR facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. Management is continuously monitoring liquidity to ensure sufficient cash is available.

As of June 30, 2021, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2021 totaled $180.1 million, an increase of $106.5 million compared to the same period in 2020. The increase is due primarily to decreased transaction and termination costs, lower restructuring and severance payments and improved working capital compared to the same period in the prior year. The increase in working capital is primarily due to improved collection of receivables which was unfavorably impacted in the six months ended June 30, 2020 due to COVID-19 and the Company’s participation in the Pledge.

Cash flows used in investing activities during the six months ended June 30, 2021 totaled $119.6 million, an increase of $18.5 million compared to the same period in 2020 due to the increase in capital expenditures.

Cash flows used in financing activities during the six months ended June 30, 2021 totaled $69.2 million as compared to cash provided by financing activities of $23.2 million during the same period in the prior year. In the six months ended June 30, 2021, the Company utilized cash for payments of $43.0 million and $8.6 million on the Revolving Credit Facility and Receivables Facility, respectively. In the six months ended June 30, 2020, the Company borrowed $8.0 million and $34.0 million on the Revolving Credit Facility and Receivables Facility, respectively.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of June 30, 2021.

Share Repurchase Plan

In 2010, the Board of Directors approved a plan for the repurchase of the Company's outstanding common stock in an amount up to $150.0 million. In prior years, the Company repurchased and retired a total of 1.7 million shares at a total cost of $25.6 million dollars. As of June 30, 2021, the Company has the authority to repurchase its common stock with a value of up to $124.4 million under the plan approved by its Board of Directors, subject to satisfaction of the requirements under its bond indentures.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended 2020 for a complete description of regulatory matters.

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

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the six months ended June 30, 2021.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2021 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s risk factors. There are no material changes for the six months ended June 30, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended June 30, 2021, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock for the six months ended June 30, 2021.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 13, 2020, by and among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc.	8-K	3/13/2020	2.1	1-8519
3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Amended and Restated Regulations of Cincinnati Bell Inc.	10-Q	8/8/2018	3.3	1-8519
10.1	Third Amendment to the Receivables Purchase Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer.	8-K	4/13/2021	99.1	1-8519
10.2	Fourth Amendment to the Receivables Financing Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank Canada Branch as issuer of Letters of Credit and Lender, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent.	8-K	4/13/2021	99.2	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	July 29, 2021	/s/ Andrew R. Kaiser
Andrew R. Kaiser
Chief Financial Officer

Date:	July 29, 2021	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer