Form 10-Q
period 2021-09-30
CINCINNATI BELL INC
filed 2022-05-13
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Revenue	$111.4	$314.6	$389.5	$111.4	$1,138.7	$1,149.5

Costs and expenses
Cost of services and products, excluding items below	60.5	174.6	203.9	60.5	619.5	591.0
Selling, general and administrative, excluding items below	22.1	74.2	86.0	22.1	243.4	255.3
Depreciation and amortization	30.2	52.1	71.9	30.2	194.9	220.8
Restructuring and severance related charges	—	0.3	0.8	—	1.2	16.4
Transaction and integration costs	—	51.5	2.2	—	54.8	33.8
Gain on sale of assets, net	—	(2.8)	—	—	(2.8)	—
Total operating costs and expenses	112.8	349.9	364.8	112.8	1,111.0	1,117.3
Operating (loss) income	(1.4)	(35.3)	24.7	(1.4)	27.7	32.2
Interest expense	6.4	23.2	33.4	6.4	89.1	100.6
Other components of pension and postretirement benefit plans (benefit) expense	(1.1)	2.1	2.6	(1.1)	6.4	9.0
Loss on extinguishment of debt	—	10.7	—	—	10.7	—
Other (income) expense, net	(0.3)	19.7	(0.2)	(0.3)	19.7	(1.2)
Loss before income taxes	(6.4)	(91.0)	(11.1)	(6.4)	(98.2)	(76.2)
Income tax benefit	(1.4)	(17.3)	(2.9)	(1.4)	(16.9)	(26.2)
Net loss	(5.0)	(73.7)	(8.2)	(5.0)	(81.3)	(50.0)
Preferred stock dividends	—	2.4	2.6	—	7.6	7.8
Net loss applicable to common shareowners	$(5.0)	$(76.1)	$(10.8)	$(5.0)	$(88.9)	$(57.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Net loss	$(5.0)	$(73.7)	$(8.2)	$(5.0)	$(81.3)	$(50.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1.2)	(1.4)	2.0	(1.2)	1.2	(2.1)
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($0.2), ($0.1), $0.0, ($3.3)	—	(0.6)	(0.5)	—	(0.1)	(11.3)
Reclassification adjustment for net losses included in net income, net of tax of $4.7, $0.5, $5.8, $1.4	—	16.2	1.8	—	19.7	4.6
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $1.0, $1.8, ($3.4)	—	—	3.2	—	6.0	(11.5)
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.1), ($0.4), ($0.4)	—	(0.3)	(0.5)	—	(1.3)	(1.5)
Amortization of net actuarial loss included in net income, net of tax of $1.0, $1.1, $3.6, $3.3	—	3.1	3.7	—	12.0	11.1
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.2	—	—	—	—	—	0.9
Total other comprehensive (loss) income	(1.2)	17.0	9.7	(1.2)	37.5	(9.8)
Total comprehensive (loss) income	$(6.2)	$(56.7)	$1.5	$(6.2)	$(43.8)	$(59.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Total
Balance at September 8, 2021 (remeasured upon Merger)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Capital contributions by Red Fiber Parent LLC	—	—	0.5	—	1,716.1	—	—	1,716.1
Balance at September 30, 2021	—	$—	0.5	$—	$1,716.1	$(5.0)	$(1.2)	$1,709.9

Predecessor
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)
Net loss	—	—	—	—	—	(73.7)	—	(73.7)
Other comprehensive income	—	—	—	—	—	—	17.0	17.0
Stock-based compensation	—	—	—	—	2.1	—	—	2.1
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)
Dividends on preferred stock	—	—	—	—	(2.4)	—	—	(2.4)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)
Predecessor
Balance at June 30, 2020	3.1	$129.4	50.7	$0.5	$2,672.9	$(2,817.8)	$(189.6)	$(204.6)
Net loss	—	—	—	—	—	(8.2)	—	(8.2)
Other comprehensive income	—	—	—	—	—	—	9.7	9.7
Stock-based compensation	—	—	—	—	1.2	—	—	1.2
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at September 30, 2020	3.1	$129.4	50.7	$0.5	$2,671.5	$(2,826.0)	$(179.9)	$(204.5)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Loss	Total
Balance at September 8, 2021 (remeasured upon Merger)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Capital contributions by Red Fiber Parent LLC	—	—	0.5	—	1,716.1	—	—	1,716.1
Balance at September 30, 2021	—	$—	0.5	$—	$1,716.1	$(5.0)	$(1.2)	$1,709.9

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(81.3)	—	(81.3)
Other comprehensive income	—	—	—	—	—	—	37.5	37.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)
Dividends on preferred stock	—	—	—	—	(7.6)	—	—	(7.6)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)
Predecessor
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(50.0)	—	(50.0)
Other comprehensive loss	—	—	—	—	—	—	(9.8)	(9.8)
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	4.2	—	—	4.2
Dividends on preferred stock	—	—	—	—	(7.8)	—	—	(7.8)
Balance at September 30, 2020	3.1	$129.4	50.7	$0.5	$2,671.5	$(2,826.0)	$(179.9)	$(204.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$5.4	$12.2
Receivables, less allowances of $0.9 and $23.0	337.5	369.6
Inventory, materials and supplies	61.5	35.5
Prepaid expenses	37.7	33.5
Other current assets	7.1	8.3
Total current assets	449.2	459.1
Property, plant and equipment, net	1,956.9	1,729.1
Operating lease right-of-use assets	41.4	37.4
Goodwill	646.3	161.5
Intangible assets, net	961.2	148.1
Deferred income tax assets	6.9	82.5
Other noncurrent assets	28.5	50.9
Total assets	$4,090.4	$2,668.6
Liabilities and Shareowners’ Equity (Deficit)
Current liabilities
Current portion of long-term debt	$13.0	$21.8
Accounts payable	319.9	299.2
Unearned revenue and customer deposits	56.3	68.9
Accrued taxes	25.3	28.1
Accrued interest	24.9	26.7
Accrued payroll and benefits	36.3	50.5
Other current liabilities	38.9	50.9
Total current liabilities	514.6	546.1
Long-term debt, less current portion	1,382.9	1,949.9
Operating lease liabilities	38.0	33.6
Pension and postretirement benefit obligations	149.6	200.2
Pole license agreement obligation	46.7	36.7
Deferred income tax liability	147.7	10.9
Other noncurrent liabilities	101.0	82.3
Total liabilities	2,380.5	2,859.7
Shareowners’ equity (deficit)
Preferred stock, 2,357,299 shares authorized, 155,250 shares (3,105,000,depository shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2020; liquidation preference $1,000 per share ($50 per depositary share)	—	129.4
Common shares, $.01 par value; 96,000,000 shares authorized; 500,000 and 50,680,605 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	0.5
Additional paid-in capital	1,716.1	2,670.3
Accumulated deficit	(5.0)	(2,831.6)
Accumulated other comprehensive loss	(1.2)	(159.7)
Total shareowners’ equity (deficit)	1,709.9	(191.1)
Total liabilities and shareowners’ equity (deficit)	$4,090.4	$2,668.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor	Predecessor
	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Cash flows from operating activities
Net loss	$(5.0)	$(81.3)	$(50.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30.2	194.9	220.8
Loss on extinguishment of debt	—	10.7	—
Provision for loss on receivables	0.9	2.1	11.6
Noncash portion of interest (income) expense	(0.3)	4.0	4.1
Deferred income taxes	(1.1)	(21.1)	(26.4)
Pension and other postretirement payments (in excess of) less than expense	(1.9)	(0.2)	0.3
Stock-based compensation	—	4.3	4.2
Other, net	(0.3)	(5.2)	(0.7)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(20.3)	51.1	14.8
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(3.2)	(29.4)	12.2
(Decrease) increase in accounts payable	(51.7)	49.1	(56.6)
(Decrease) increase in accrued and other current liabilities	(37.5)	2.8	(12.2)
(Increase) decrease in other noncurrent assets	(2.1)	2.1	9.9
Increase in other noncurrent liabilities	29.9	8.8	6.9
Net cash (used in) provided by operating activities	(62.4)	192.7	138.9
Cash flows from investing activities
Capital expenditures	(35.4)	(165.2)	(159.2)
Acquisition of business	(1,620.7)	—	—
Acquisition of Paniolo fiber assets	(1.3)	(50.5)	—
Proceeds from sale of assets	—	9.1	—
Other, net	—	(0.1)	(1.6)
Net cash used in investing activities	(1,657.4)	(206.7)	(160.8)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	1,716.1	—	—
Proceeds from issuance of long-term debt	150.0	23.0	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(108.7)	9.0	48.0
Repayment of debt	(1.4)	(13.4)	(19.3)
Debt issuance costs	(42.0)	(0.8)	(0.5)
Dividends paid on preferred stock	—	(7.8)	(7.8)
Other, net	—	(2.0)	(1.1)
Net cash provided by financing activities	1,714.0	8.0	19.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(0.2)
Net decrease in cash, cash equivalents and restricted cash	(5.8)	(6.0)	(2.8)
Cash, cash equivalents and restricted cash at beginning of period	11.2	17.2	11.6
Cash, cash equivalents and restricted cash at end of period	$5.4	$11.2	$8.8
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.8	$3.8	$4.0
Acquisition of property on account	$46.3	$54.9	$23.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Description of Business and Accounting Policies

Organization — On March 13, 2020, the Company (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent.  As of the date of this filing, the Company has ceased to be a registrant (see Note 11), however due to contractual language in certain indentures, the Company is required to voluntarily file with the U.S. Securities and Exchange Commission (“SEC”).

As a result of the Merger, for accounting purposes, Parent is the acquirer and Cincinnati Bell Inc. is the acquiree and accounting predecessor. The financial statement presentation includes the financial statements of historical Cincinnati Bell Inc. as “Predecessor” for periods prior to the Closing Date and of the Company as “Successor” for the periods after the Closing Date. In connection with the Merger and the related accounting determination, the Company has elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. The Consolidated Financial Statements and footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. The Company has elected to record all expenses that were contingent on the closing of the Merger in the Predecessor period. See Note 2 for additional information on the Merger.

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide diversified telecommunications and technology services. For ease of reference, the terms “Cincinnati Bell,” “we,” “our Company,” “the Company,” “us,” or “our” as used in this report refer to both the Predecessor and the Successor and their respective subsidiaries.

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

The Company has receivables with one customer, Verizon Communications Inc., which make up 15% and 20% of the outstanding accounts receivable balance at September 30, 2021 and December 31, 2020, respectively. Revenue derived from foreign operations was approximately 6% of consolidated revenue for the Successor period and each of the Predecessor periods included within the three and nine months ended September 30, 2021. Revenue derived from foreign operations was approximately 5% of consolidated revenue for the three and nine months ended September 30, 2020.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, other comprehensive income, financial position and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations for interim reporting.

The Company’s Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification 805 (“ASC 805”), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 2 for disclosures related to mergers and acquisitions.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company’s accounting policies in the Successor Period are consistent with the accounting policies in the Predecessor Period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists of funds held in an escrow account associated with the acquisition of substantially all of the operating assets of Paniolo Cable Company, LLC (“Paniolo”). See Note 2 for further information related to this transaction. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

	Successor	Predecessor
(dollars in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$5.4	$12.2
Restricted cash included in Other noncurrent assets	—	5.0
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$5.4	$17.2

Restructuring Liability — As of September 30, 2021, restructuring liabilities have been established for employee separations. As of September 30, 2021 and December 31, 2020, $0.1 million and $4.5 million, respectively, of the restructuring liabilities was included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit is lower than statutory rates primarily due to the effect of permanent items such as nondeductible transaction costs, portions of officers’ compensation, and meals and entertainment expenses that are not fully deductible for tax.

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

Stock-Based Compensation — Compensation cost is recognized for all share-based awards to employees and non-employee directors. We value all share-based awards to employees at fair value on the date of grant and expense this amount over the requisite service period, generally defined as the applicable vesting period. For awards which contain a performance condition, compensation expense is recognized over the service period, when achievement of the performance condition is deemed probable. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model using assumptions such as volatility, risk-free interest rate, expected holding period and dividends. The fair value of stock awards is based on the Company’s closing share price on the date of grant. For all share-based payments, the Company accounts for forfeitures as they occur. Actual forfeiture activity reduces the total fair value of the awards to be recognized as compensation expense. When an award is granted to an employee who is retirement eligible, the compensation cost is recognized over the service period up to the date that the employee first becomes eligible to retire.

In connection with the consummation of the Merger, certain previously granted stock-based awards vested on the Closing Date per the terms of the change of control clauses in each plan and were paid at the share purchase price of $15.50. As a result, the following awards vested and were paid on the date of acquisition: (i) time-based restricted stock units and performance-based stock units associated with the 2019 – 2021 long-term incentive plan granted under the 2017 Long-Term Incentive Plan; (ii) time-based restricted stock units granted to non-employee directors in 2020 under the 2017 Stock Plan for Non-Employee Directors; and (iii) time-based restricted stock units granted under the Hawaiian Telcom 2010 Equity Incentive Plan in the first quarter of 2018 which the Company assumed responsibility for the eventual payout upon the acquisition of Hawaiian Telcom. Due to the accelerated vesting and cash payment of these awards, the Company recorded additional compensation expense of $9.3 million to “Selling, general and administrative” expense in the Predecessor period on the Condensed Consolidated Statements of Operations. As of September 30, 2021, there are no outstanding awards granted under the 2017 Long-Term Incentive Plan, 2017 Stock Plan for Non-Employee Directors and Hawaiian Telcom 2010 Equity Incentive Plan.

The Company granted cash-settled awards of $10.5 million in 2020 that originally vested at the end of a three year period. In accordance with the terms of these awards, vesting and payment of the first 25% of the award was accelerated with the consummation of the Merger. The awards remain outstanding in the Successor period and will be paid out 25% at the six month anniversary of the Closing Date and 50% will be paid out on the 18 month anniversary of the Closing Date. The remaining unrecognized compensation expense for the cash-settled awards will be recognized ratably over the remaining 18 months of the award.

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

2.    Mergers and Acquisitions

Acquisition by Red Fiber Parent LLC

On September 7, 2021, pursuant to the Merger Agreement and in accordance with the applicable provisions of the OGCL, Parent completed the acquisition of Cincinnati Bell in an all cash transaction valued at approximately $3.1 billion, including assumption of debt of $1,357.1 million. Upon the Effective Time, the separate existence of Merger Sub ceased and the Company survived the Merger as a wholly owned subsidiary of Parent.

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Effective September 7, 2021, trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. On September 22, 2021, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were subsequently delisted from the NYSE.

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values, using primarily Level 3 inputs, as described in Note 8, as of the Merger Date. Transaction costs of the acquirer are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt, capitalized as debt issuance costs. Acquisition-related transaction costs incurred as part of the Merger, primarily included advisory, legal and accounting fees.

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete at September 30, 2021. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of property, plant and equipment, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Merger Date during the measurement period.

Measurement period adjustments will be applied retrospectively to the Merger Date. However, given the circumstances of this acquisition which closed during the third quarter of 2021, as well as the size and complexity of the transaction, the entire purchase price allocation disclosed herein is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Closing Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open. We have not finalized the allocation of the purchase price as it requires extensive use of accounting estimates and valuation methodologies in the determination of such fair values. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The allocation of goodwill to our Entertainment and Communications reporting unit and IT Services and Hardware reporting unit is preliminary as of the date of this filing.

The purchase price for Cincinnati Bell Inc. consisted of the following:

(dollars in millions)
Cash consideration for Cincinnati Bell Inc. stock	$807.3
Cash consideration for preferred stock	155.2
Cash consideration for debt repayment	658.2
Total purchase price	$1,620.7

Based on fair value estimates, the purchase price has been allocated on a preliminary basis to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Cincinnati Bell Inc.
Assets acquired
Cash	$11.2
Receivables	318.5
Inventory, materials and supplies	56.4
Prepaid expenses	5.6
Other current assets	40.5
Property, plant and equipment	1,950.7
Operating lease right-of-use assets	42.3
Goodwill	646.3
Intangible assets	969.6
Deferred tax assets	6.9
Other noncurrent assets	20.2
Total assets acquired	4,068.2
Liabilities assumed
Current portion of long-term debt	11.8
Accounts payable	381.1
Unearned revenue and customer deposits	51.2
Accrued taxes	24.6
Accrued interest	19.4
Accrued payroll and benefits	49.3
Other current liabilities	75.0
Long-term debt, less current portion	1,378.0
Operating lease liabilities	38.6
Pension and postretirement benefit obligations	151.6
Pole license agreement obligation	46.7
Deferred income tax liability	148.8
Other noncurrent liabilities	71.4
Total liabilities assumed	2,447.5
Net assets acquired	$1,620.7

In connection with this acquisition, the Company recorded goodwill attributable to increased access to a diversified customer base, acquired workforce in the United States, Canada, United Kingdom and India with industry expertise and expected synergies. The goodwill related to this acquisition is not deductible for tax purposes.

The Company recorded definite-lived intangible assets related to the customer relationships, trade names and technology and an indefinite-lived intangible asset related to FCC licenses. The preliminary fair value of the most significant identified intangible assets, customer relationships and trade names, were valued using the multi-period excess earnings method and relief from royalty method, under the income approach. The Company applied judgment which involved the use of significant assumptions with respect to revenue growth rates, customer attrition rate, discount rate and terminal growth rate in relation to the customer relationships and royalty rates and discount rate in relation to the trade names. The preliminary fair values of the identifiable intangible assets acquired on the Merger Date were as follows:

(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$850.0	15 years
Trade names	108.0	3 to 10 years
Technology	5.0	7 years
FCC licenses and spectrum usage rights	6.6	Indefinite
Total identifiable intangible assets	$969.6

Transaction costs were expensed as incurred and recorded to “Transaction and integration costs” on the Condensed Consolidated Statements of Operations. Cincinnati Bell Inc. incurred cumulative transaction costs associated with the Merger Agreement of $64.4 million recorded in the Predecessor periods, of which $54.6 million was recorded in the Predecessor period of 2021 and $8.7 million was recorded in the nine months ended September 30, 2020. No transaction costs related to the Merger were recorded in the Successor period. Transaction costs of $44.0 million that were paid on the Merger Date were recorded in the Predecessor period and included as an assumed liability. Additionally, $2.9 million of severance associated with a change of control clause in an employee’s contract was recorded in the Predecessor period and is expected to be paid in the fourth quarter of 2021. Transaction-related bonuses of $5.3 million were also recorded in the Predecessor period but due to timing of payroll, were paid prior to the Merger Date.

Additional expenses recorded in the Predecessor period include certain stock-based compensation awards that were accelerated upon the Merger Date, which resulted in a nonrecurring expense of $9.3 million that was recorded to SG&A, and Loss on Extinguishment of Debt of $10.7 million due to the repayment of the Corporate Credit Agreement at the Effective Time. Stock-based compensation was paid on the Merger Date and included in the cash consideration for Cincinnati Bell Inc. stock.

Subsequent to the Merger Date, the Company issued a new Credit Agreement and Term Loan due 2028 for which note issuance costs of $32.0 million were capitalized as a reduction to the outstanding debt balances and a Revolving Credit Facility due 2026 for which note issuance costs of $6.1 million were capitalized to “Other noncurrent assets” on the Condensed Consolidated Balance Sheets.

Prior to entering into the Merger Agreement, the Company previously entered into an Agreement and Plan of Merger, dated December 21, 2019, (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into the Merger Agreement. In connection with the termination of the Brookfield Merger Agreement in the first quarter of 2020, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Condensed Consolidated Statements of Operations in the Predecessor period.

Acquisition of Paniolo Fiber Assets

On August 31, 2021, the Company acquired substantially all of the operating assets of Paniolo Cable Company, LLC (the “Paniolo Acquisition”), previously held by the bankruptcy estate of Paniolo, which include inter-island submarine and middle-mile terrestrial fiber infrastructure assets in Hawaii as well as central offices and landing stations for the submarine fiber. The Company accounted for the Paniolo Acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired from Paniolo do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The acquisition of Paniolo’s assets augments the Company’s existing backbone network and increases the Company’s total submarine and terrestrial fiber footprint by more than 400 miles.

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. As of September 30, 2021 an insignificant amount of transaction costs are recorded in “Accounts Payable” on the Condensed Consolidated Balance Sheets. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets. As of September 30, 2021, $0.5 million and $22.4 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2020, the Company funded $5.0 million to an escrow account to fund a portion of the purchase price and entered into an agreement with Paniolo to maintain the Paniolo network prior to the close of the acquisition. This escrow amount was classified as restricted cash and recorded in “Other noncurrent assets” on the Condensed Consolidated Balance Sheets as of December 31, 2020.

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

As of September 30, 2021, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $138.0 million. Approximately 75% of this revenue is related to a new IRU contract entered into in the Successor period to provide dedicated fiber routes for a period of 20 years. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
Three months ended December 31, 2021	$0.8
2022	4.0
2023	6.1
2024	7.9
2025	7.9
Thereafter	111.3

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

Within the IT Services and Hardware segment, stand-alone selling prices for the four performance obligations are determined based on either a margin percentage range, minimum margin percentage or discount from standard price list if it is determined to be representative of stand-alone selling price.

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is either shipped or delivered in accordance with the terms of the contract. For certain projects within Communications and Consulting, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and, therefore, has not evaluated whether shipping and handling activities are promised services to its customers.

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

The following table presents the activity for the Company’s contract assets:

	Successor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions	0.2	0.3	0.5	0.8	—	0.8	1.0	0.3	1.3
Amortization	—	—	—	—	—	—	—	—	—
Balance as of September 30, 2021	$0.2	$0.3	$0.5	$0.8	$—	$0.8	$1.0	$0.3	$1.3

	Predecessor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company	Entertainment and Communications	IT Services and Hardware	Total Company
Balance as of December 31, 2020	$3.5	$3.9	$7.4	$15.8	$3.6	$19.4	$19.3	$7.5	$26.8
Additions	0.9	1.0	1.9	2.6	—	2.6	3.5	1.0	4.5
Amortization	(1.9)	(0.7)	(2.6)	(2.7)	(0.4)	(3.1)	(4.6)	(1.1)	(5.7)
Balance as of March 31, 2021	2.5	4.2	6.7	15.7	3.2	18.9	18.2	7.4	25.6
Additions	0.9	0.8	1.7	2.6	0.2	2.8	3.5	1.0	4.5
Amortization	(1.9)	(0.7)	(2.6)	(2.3)	(0.3)	(2.6)	(4.2)	(1.0)	(5.2)
Balance as of June 30, 2021	1.5	4.3	5.8	16.0	3.1	19.1	17.5	7.4	24.9
Additions	0.7	0.8	1.5	2.0	0.2	2.2	2.7	1.0	3.7
Amortization	(1.4)	(0.5)	(1.9)	(1.7)	(0.4)	(2.1)	(3.1)	(0.9)	(4.0)
Balance as of September 7, 2021	$0.8	$4.6	$5.4	$16.3	$2.9	$19.2	$17.1	$7.5	$24.6

Fulfillment costs and costs of acquisition were remeasured in the Successor period in accordance with ASC 805.

The Company recognizes a liability for cash received upfront for IRU contracts. At September 30, 2021 and December 31, 2020, $1.7 million and $1.6 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2021 and December 31, 2020, $58.1 million and $26.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Data	$31.6	$91.7	$119.8	$31.6	$334.6	$358.8
Video	12.2	35.3	48.1	12.2	131.8	145.1
Voice	15.8	46.8	65.5	15.8	177.3	197.6
Other	2.1	6.6	7.6	2.1	20.5	23.0
Total Entertainment and Communications	61.7	180.4	241.0	61.7	664.2	724.5
Consulting	21.6	56.5	49.4	21.6	193.6	138.5
Cloud	6.6	18.7	21.1	6.6	66.4	63.0
Communications	14.2	40.1	53.9	14.2	149.1	160.3
Infrastructure Solutions	9.6	23.4	30.8	9.6	83.3	82.7
Total IT Services and Hardware	52.0	138.7	155.2	52.0	492.4	444.5
Intersegment revenue	(2.3)	(4.5)	(6.7)	(2.3)	(17.9)	(19.5)
Total revenue	$111.4	$314.6	$389.5	$111.4	$1,138.7	$1,149.5

The following table presents revenues disaggregated by contract type:

	Successor
	September 8, 2021 to September 30, 2021
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$2.1	$11.1	$—	$13.2
Products and Services transferred over time	58.0	40.2	—	98.2
Intersegment revenue	1.6	0.7	(2.3)	—
Total revenue	$61.7	$52.0	$(2.3)	$111.4

	Predecessor
	July 1, 2021 to September 7, 2021
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$4.1	$25.1	$—	$29.2
Products and Services transferred over time	172.9	112.5	—	285.4
Intersegment revenue	3.4	1.1	(4.5)	—
Total revenue	$180.4	$138.7	$(4.5)	$314.6

	Predecessor
	Three Months Ended September 30, 2020
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$6.6	$34.1	$—	$40.7
Products and Services transferred over time	229.5	119.3	—	348.8
Intersegment revenue	4.9	1.8	(6.7)	—
Total revenue	$241.0	$155.2	$(6.7)	$389.5

	Successor
	September 8, 2021 to September 30, 2021
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$2.1	$11.1	$—	$13.2
Products and Services transferred over time	58.0	40.2	—	98.2
Intersegment revenue	1.6	0.7	(2.3)	—
Total revenue	$61.7	$52.0	$(2.3)	$111.4

	Predecessor
	January 1, 2021 to September 7, 2021
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$15.8	$90.1	$—	$105.9
Products and Services transferred over time	635.3	397.5	—	1,032.8
Intersegment revenue	13.1	4.8	(17.9)	—
Total revenue	$664.2	$492.4	$(17.9)	$1,138.7

	Predecessor
	Nine Months Ended September 30, 2020
(dollars in millions)	Entertainment and Communications	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$19.1	$93.2	$—	$112.3
Products and Services transferred over time	690.6	346.6	—	1,037.2
Intersegment revenue	14.8	4.7	(19.5)	—
Total revenue	$724.5	$444.5	$(19.5)	$1,149.5

4.    Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	Successor	Predecessor
(dollars in millions)	September 30, 2021	December 31, 2020	Depreciable Lives (Years)
Land and rights-of-way	$132.3	$115.7	20 – Indefinite
Buildings and leasehold improvements	184.8	323.8	5 – 40
Network equipment	1,498.6	4,180.0	2 – 50
Office software, furniture, fixtures and vehicles	89.6	243.7	2 – 14
Construction in process	73.4	60.4	n/a
Gross value	1,978.7	4,923.6
Accumulated depreciation	(21.8)	(3,194.5)
Property, plant and equipment, net	$1,956.9	$1,729.1

In connection with the Merger, a fair value step-up of $162.1 million was recorded to property, plant and equipment (“PP&E”). The estimated fair value of the PP&E was determined using Level 3 inputs within the fair value hierarchy, as described in Note 8. A combination of cost and market approaches were used to estimate the fair values of the PP&E as of the Merger Date. The depreciable lives of property, plant and equipment remained consistent in the Successor period as compared to the Predecessor period. See Note 2 for additional information regarding the Merger.

Depreciation expense on property, plant and equipment, including assets accounted for as finance leases, totaled $21.8 million in the Successor period and $49.4 million and $185.0 million, respectively, in the Predecessor periods included within the three and nine months ended September 30, 2021. Depreciation expense on property, plant and equipment, including assets accounted for as finance leases, totaled $68.3 million and $210.0 million, respectively, for the three and nine months ended September 30, 2020.

No asset impairment losses were recognized for the Successor period, the Predecessor periods included within the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

5.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

	Successor
(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—
Activity during the year:
Merger	157.4	488.9	646.3
Goodwill, balance as of September 30, 2021	$157.4	$488.9	$646.3

	Predecessor
(dollars in millions)	IT Services and Hardware	Entertainment and Communications	Total Company
Goodwill, balance as of December 31, 2020	$149.1	$12.4	$161.5
Activity during the year:
Currency translations	0.7	—	0.7
Goodwill, balance as of September 7, 2021	$149.8	$12.4	$162.2

As mentioned in Note 2, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger.  The allocation of goodwill to our Entertainment and Communications reporting unit and IT Services and Hardware reporting unit is preliminary as of the date of this filing.

No impairment losses were recognized in goodwill for the Successor period, the Predecessor periods included within the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

Intangible Assets

The Company’s intangible assets consisted of the following:

	Successor			Predecessor
	September 30, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$850.0	$(7.1)	$842.9	$141.6	$(38.9)	$102.7
Trade names	108.0	(1.2)	106.8	41.7	(9.4)	32.3
Technology	5.0	(0.1)	4.9	9.9	(3.2)	6.7
Total	963.0	(8.4)	954.6	193.2	(51.5)	141.7
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.6	—	6.6	6.4	—	6.4
Total intangible assets	$969.6	$(8.4)	$961.2	$199.6	$(51.5)	$148.1

In connection with the Merger, the company recorded $969.6 million of intangible assets, as shown in the table above, representing the fair values at the Merger Date. See Note 2 for additional information regarding the Merger. They are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

In the Successor period, amortization expense for finite-lived intangible assets was $8.4 million. In the Predecessor periods included within the three and nine months ended September 30, 2021, amortization expense for finite-lived intangible assets was $2.7 million and $9.9 million, respectively. In the three and nine months ended September 30, 2020, amortization expense for finite-lived intangible assets was $3.6 million and $10.8 million, respectively. No impairment losses were recognized for the Successor period, the Predecessor periods included within the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

The estimated useful lives for each finite-lived intangible asset class are as follows:

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Customer relationships	15 years	8 to 15 years
Trade names	3 to 10 years	10 to 15 years
Technology	7 years	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2021	$33.0
2022	120.0
2023	112.9
2024	103.8
2025	92.1
Thereafter	492.8
Total	$954.6

6.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	Successor	Predecessor
(dollars in millions)	September 30, 2021	December 31, 2020
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan due 2024	$—	$6.0
Credit Agreement - Term Loan due 2028	1.5	—
Paniolo Fiber Assets Financing Arrangement	0.5	—
Other financing arrangements	0.9	1.9
Finance lease liabilities	10.1	13.9
Current portion of long-term debt	13.0	21.8
Long-term debt, less current portion:
Receivables Facility	75.1	182.0
Corporate Credit Agreement - Revolving Credit Facility	—	67.0
Credit Agreement - Revolving Credit Facility due 2026	—	—
Credit Agreement - Tranche B Term Loan due 2024	—	580.5
Credit Agreement - Term Loan due 2028	148.5	—
7 1/4% Senior Notes due 2023 (1)	24.3	22.3
7% Senior Notes due 2024 (1)	637.2	625.0
8% Senior Notes due 2025 (1)	365.5	350.0
Various Cincinnati Bell Telephone notes (1)	97.8	87.9
Paniolo Fiber Assets Financing Arrangement	22.4	—
Other financing arrangements	0.5	0.9
Finance lease liabilities	47.1	52.1
	1,418.4	1,967.7
Net unamortized premium (2)	—	1.1
Unamortized note issuance costs (3)	(35.5)	(18.9)
Long-term debt, less current portion	1,382.9	1,949.9
Total debt	$1,395.9	$1,971.7
(1)

As of September 30, 2021, the net carrying amounts of the 7 ¼% Senior Notes due 2023, 7% Senior Notes due 2024, 8% Senior Notes due 2025 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $2.0 million, $12.2 million, $15.5 million and $9.9 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

(2)	Net unamortized premium was determined to not meet the definition of an asset as of the Merger Date and was therefore not recognized by the Company in the Successor period.
(3)

Unamortized note issuance costs of $9.3 million were determined to not meet the definition of an asset as of the Merger Date and were therefore not recognized by the Company in the Successor period. As of September 30, 2021, unamortized note issuance costs are associated with the 7% Senior Notes due 2024, 8% Senior Notes due 2025 and Term Loan due 2028 defined below.

The estimated fair value of the Company’s borrowings, was determined using Level 2 inputs within the fair value hierarchy, as described in Note 8. Based on closing or estimated market prices of the Company’s debt, a fair-value step-up of $39.6 million was recorded as of the Merger Date.

Consent Solicitation for 7.000% Senior Notes due 2024 and 8.000% Senior Notes due 2025

On July 2, 2020, the Company announced the successful completion of the consent solicitations with respect to certain proposed amendments to the change of control provisions contained in the (i) indenture, dated as of September 22, 2016 (as supplemented and amended, the “2024 Notes Indenture”) governing its 7.000% Senior Notes due 2024 (the “2024 Notes”) and (ii) indenture, dated as of October 6, 2017 (as supplemented and amended, the “2025 Notes Indenture,” and together with the 2024 Notes Indenture, the “Indentures”) governing its 8.000% Senior Notes due 2025 (the “2025 Notes,” and together with the 2024 Notes, the “Notes”).

On July 2, 2020, the Company, certain of the Company’s subsidiaries, as guarantors, and Regions Bank, as trustee, entered into supplemental indentures to the Indentures to effectuate the amendments, which became operative substantially concurrently with the consummation of the Merger on September 7, 2021, when the Company paid the consent fees that totaled $3.9 million to the holders of the Notes.  These fees were capitalized as a reduction to the outstanding debt balances as of the Merger Date.

Credit Agreement (effective 2021)

In connection with the Merger Agreement, at the Effective Time (the date on which the Effective Time occurred, the “Closing Date”) the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility due 2026”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term Loan due 2028”). The Revolving Credit Facility due 2026 expires in September 2026, and the Term Loan due 2028 expires in September 2028. Borrowings under the Term Loan due 2028 were used in part to finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, to refinance existing company indebtedness, and for working capital and general corporate purposes. Borrowings under the Revolving Credit Facility due 2026 may be used to provide ongoing working capital as well as for other general corporate purposes of the Company.

Borrowings under the Term Loan due 2028 will bear interest, initially, at a rate equal to, at the Company’s option, either:

•

a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, the one month Eurocurrency rate plus 1.00%, plus, in any such case, 3.25%; or

•	a Eurocurrency rate determined by reference to the London interbank offered rate for dollars for the relevant interest period, adjusted for statutory reserve requirements, plus 4.25%.

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the Closing Date, the applicable margin over the base rate or Eurocurrency rate for the Term Loan due 2028 will be in the range of (x) 3.75% and 4.75% (for Eurocurrency loans) and (y) 2.75% and 3.75% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Ratio (as defined in the Credit Agreement) for the most recent four fiscal quarter period for which financial statements have been delivered.

The Company incurred deferred financing costs of $32.0 million related to the issuance of the Term Loan due 2028 and capitalized as a reduction to the outstanding debt balances as of the Merger Date.

Borrowings under the Revolving Credit Facility due 2026 will bear interest, initially, at a rate equal to, at the Company’s option, either:

•

a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, the one month Eurocurrency rate plus 1.00%, plus, in any such case, 3.25%; or

•	a Eurocurrency rate determined by reference to the London interbank offered rate for dollars for the relevant interest period, adjusted for statutory reserve requirements, plus 4.25%.

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the Closing Date, the applicable margin over the base rate or Eurocurrency rate for the Revolving Credit Facility due 2026 will be in the range of (x) 3.75% and 4.25% (for Eurocurrency loans) and (y) 2.75% and 3.25% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Ratio for the most recent four fiscal quarter period for which financial statements have been delivered.

The base rate and Eurodollar rate for the Term Loan due 2028 and the Revolving Credit Facility due 2026 (collectively, the “Facilities”) are subject to a 0.00% floor.

In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility due 2026 at a rate of 0.50% per annum, or, if the Secured Net Leverage Ratio for the most recent four fiscal quarter period for which financial statements have been delivered is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees. At September 30, 2021, there were no borrowings under the Revolving Credit Facility due 2026, leaving $275.0 million available.

One of the syndicated lenders in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis.

The Company may voluntarily repay and reborrow outstanding loans under the Revolving Credit Facility due 2026 at any time without a premium or a penalty, other than customary “breakage” costs with respect to LIBOR revolving loans.

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

The Company incurred deferred financing costs of $6.1 million related to the issuance of the Revolving Credit Facility due 2026 and capitalized to “Other noncurrent assets” on the Condensed Consolidated Balance Sheets as of the Merger Date.

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to its current Credit Agreement to provide for, among other things, (i) a $125 million upsize to the Revolving Credit Facility, increasing the Revolving Credit Facility to $400 million, (ii) a $350 million incremental increase to its existing Term Loan (the “Incremental Term Loan Increase”), increasing the total existing Term Loan facility to $500 million and (iii) the incurrence of a new tranche of $650 million senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term Loan Increase and the Term B-2 Loans were deposited into an escrow account and will be used by the Company to satisfy, discharge and redeem in full all of the Company’s existing (x) 7.000% Senior Notes due 2024 (the “2024 Notes”) and (y) 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection with the redemption of the 2024 Notes and the 2025 Notes. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of the Term Loans (including the Incremental Term Loan Increase) to November 2028 and reduced the interest applicable to the Term Loans and the Revolving Credit Facility.

Guarantors and Security Interests, Credit Agreement

All obligations under the Facilities are unconditionally guaranteed by the direct parent of the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions (including for Cincinnati Bell Funding LLC, Cincinnati Bell Funding Canada Ltd. (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law or contractual obligation from becoming guarantors, immaterial subsidiaries, unrestricted subsidiaries, foreign subsidiaries, and other customary exceptions as more fully described in the Credit Agreement.  Obligations outstanding under the Credit Agreement are secured by perfected first priority pledges of and security interests in (i) the equity interests of the Company held by its direct parent and (ii) substantially all of the assets of the Company and each subsidiary guarantor (subject to customary exceptions as more fully described in the Credit Agreement), including equity interests of each subsidiary guarantor under the Credit Agreement.

Corporate Credit Agreement (effective 2017)

In connection with the Merger Agreement, at the Effective Time, the outstanding loans under the Corporate Credit Agreement, dated as of October 2, 2017, were paid in full together with accrued interest and unpaid fees. As a result of the Company terminating the Corporate Credit Agreement, certain previously deferred costs and unamortized discount associated with the Corporate Credit Agreement’s Revolving Credit Facility and Tranche B Term Loan due 2024 were written off in the Predecessor period. The loss on extinguishment of debt associated with the transaction was $10.7 million.

Paniolo Fiber Assets Financing

In connection with the Paniolo Acquisition in the third quarter of 2021, the Company’s wholly-owned subsidiary, Hawaiian Telcom Inc. (“HTI”), entered into a purchase money financing agreement to finance a portion of the Paniolo Acquisition. The Paniolo fiber assets financing arrangement provides for a five-year $23.0 million loan secured by the Paniolo assets acquired in the transaction. Borrowings under the Paniolo fiber assets financing arrangement bear interest at a rate per annum equal to LIBOR plus 3.0%. The Company guarantees HTI’s borrowings under the Paniolo fiber assets financing arrangement.

Accounts Receivable Securitization Facility

As of September 30, 2021, the Company had $75.1 million in borrowings and $14.8 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $125.1 million remaining availability on the total borrowing capacity of $215.0 million. In the second quarter of 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. The amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2021, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $3.9 million.

7.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

		Successor	Predecessor
(dollars in millions)	Balance Sheet Location	September 30, 2021	December 31, 2020
Operating lease assets, net of amortization	Operating lease right-of-use assets	$41.4	$37.4
Finance lease assets, net of amortization	Property, plant and equipment, net	15.4	28.0
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	8.8	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	38.0	33.6
Total operating lease liabilities		46.8	43.2
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	10.1	13.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	47.1	52.1
Total finance lease liabilities		$57.2	$66.0

.

Supplemental cash flow information related to leases is as follows:

	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.3	$2.9	$3.3
Operating cash flows from operating leases	$0.8	$7.2	$9.5
Financing cash flows from finance leases	$1.2	$9.9	$13.9
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$—	$11.5	$6.8
New finance leases	$—	$3.8	$4.0

Sale-Leaseback Disclosures

On August 31, 2021, the Company simultaneously exercised its bargain purchase option on real property located in Cincinnati, Ohio, previously classified as a finance lease, and sold it to a third party for $9.1 million. Net proceeds from the transactions were approximately $6.6 million after transactional costs. Concurrently with the sale, the Company entered into an operating lease arrangement with the third party purchaser of the property for a portion of the building to maintain use of the location as an office space. The transaction qualified for sale-leaseback accounting in accordance with ASC 842, and the Company recognized a gain on the sale of $2.8 million in August, 2021. The Company recorded an operating lease right-of-use asset and liability of $7.7 million related to the leaseback agreement on September 1, 2021.

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

In the second quarter of 2018, the Company entered into one forward starting non-amortizing interest rate swap with a notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 with an expiration date in June 2023. The interest rate swap resulted in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Corporate Credit Agreement.

In the first quarter of 2019, the Company entered into three forward starting non-amortizing interest rate swaps, with a notional amount of $89.0 million each, to convert variable rate debt to fixed rate debt. The interest rate swaps became effective in March 2019 with expiration dates in March 2024. The interest rate swaps resulted in interest payments based on an average fixed rate per swap of 2.275%, 2.244% and 2.328% plus the applicable margin per the requirements in the Corporate Credit Agreement.

Upon inception, the interest rate swaps were designated as cash flow hedges under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps was categorized as Level 2 in the fair value hierarchy as they were based on well-recognized financial principles and available market data.

The Company terminated four interest rate swaps in the Predecessor period in connection with the repayment in full of the Term Loan B under the Corporate Credit Agreement that occurred as part of the Merger Agreement. As a result of the repayment, the hedged interest payments were no longer considered probable of occurring and a loss on termination of $20.1 million that had been previously recorded to Accumulated Other Comprehensive Income ("AOCI") was recorded in the Predecessor period in “Other (income) expense, net” on the Condensed Consolidated Statements of Operations. Cash payments resulting from the termination of the interest rate swaps are classified as operating activities in the Company’s Condensed Consolidated Statement of Cash Flows.

As of December 31, 2020, the fair value of the interest rate swap liability was $25.4 million and is recorded in the Condensed Consolidated Balance Sheets as follows:

		Predecessor
(dollars in millions)	Balance Sheet Location	December 31, 2020	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$16.1	$—	$16.1	$—

The amount of gains (losses) recognized in AOCI (effective portion) net of reclassifications into earnings is as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Interest Rate Swap	$—	$—	$1.7	$—	$5.3	$(8.6)

The amount of losses reclassified from AOCI into earnings is as follows:

		Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	Statement of Operations Location	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Interest Rate Swap	Other (income) expense, net	$—	$(20.1)	$—	$—	$(20.1)	$—
Interest Rate Swap	Interest expense	$—	$(0.8)	$(2.3)	$—	$(5.4)	$(6.0)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2021 and December 31, 2020, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	Successor		Predecessor
	September 30, 2021		December 31, 2020
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,372.8	$1,370.5	$1,921.8	$1,973.4
Other financing arrangements	53.8	53.8	42.1	58.6

*Excludes finance leases, other financing arrangements and note issuance costs.

In connection with the Merger, the Successor period carrying values of the Company’s long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2021 and December 31, 2020, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2021, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9.    Pension and Postretirement Plans

As of September 30, 2021, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In connection with the Merger, the Company remeasured the pension and postretirement projected benefit obligations as of the Merger Date. As a result, the Company's pension and postretirement benefit obligations decreased $22.3 million and $4.3 million, respectively. The decrease in the benefit obligations is primarily driven by changes in the discount rate as well as gains to record pension assets to fair value. Additionally, actuarial gains (losses) and prior service costs (benefits) recorded in "Accumulated other comprehensive loss" of $101.6 million were remeasured as of the Merger Date.

In the periods July 1, 2021 to September 7, 2021 and January 1, 2021 to September 7, 2021, the Hawaii defined benefit plan for union employees made lump sum payments of $0.8 million and $7.4 million, respectively, resulting in a reduction of the benefit obligation of $7.4 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the period January 1, 2021 to September 7, 2021. In the three and nine months ended September 30, 2020, the Hawaii defined benefit plans made lump sum payments of $3.4 million and $10.8 million, respectively, resulting in a reduction of the benefit obligation of $10.8 million. The Company recorded a pension settlement cost of $1.1 million in the nine months ended September 30, 2020 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for all periods presented.

Unrecognized actuarial net gains and losses for the Cincinnati Plans and the Hawaii Plans are primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the excess is amortized over a defined term. In conjunction with remeasuring the pension and postretirement benefit obligations, the amortization period for the Cincinnati pension plans in the Successor period was updated to amortize the excess over the average remaining life expectancy of plan participants from the average future working lifetime which was utilized in the Predecessor period. This change is not expected to have an impact in the 2021 Successor period as gains or losses will not be generated until December 31, the next measurement date. Additionally in the Successor period, the market-related value of assets is equal to the fair market value.  Previously, the market-related value of assets was determined using a five-year moving market average method. Except for these changes described related to the Cincinnati pension plans, no other changes to methodology were made in the Successor period as a result of the Merger.

Pension and postretirement costs (benefits) are as follows:

	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020
Service cost	$—	$—	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	0.9	2.7	4.6	0.1	0.5	0.9
Expected return on plan assets	(2.1)	(5.2)	(7.1)	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	(0.4)	(0.6)
Actuarial loss	—	4.5	4.5	—	—	0.3
Pension / postretirement costs	$(1.2)	$2.0	$2.0	$0.1	$0.2	$0.7

	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Service cost	$—	$—	$—	$—	$0.3	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	0.9	10.2	14.2	0.1	1.8	2.8
Expected return on plan assets	(2.1)	(19.9)	(21.6)	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	(1.7)	(1.9)
Actuarial loss	—	16.0	13.5	—	—	0.9
Pension settlement charges	—	—	1.1	—	—	—
Pension / postretirement costs	$(1.2)	$6.3	$7.2	$0.1	$0.4	$2.1

Amortizations of prior service benefit and actuarial loss in the Predecessor periods represent reclassifications from accumulated other comprehensive income.

In conjunction with remeasuring the pension and postretirement benefit obligations, the weighted-average assumptions used in accounting for and measuring the projected benefit obligations as of the date of the Merger were reviewed and determined to still be appropriate with the exception of the discount rates. The following are the weighted-average discount rate assumptions used in accounting for and measuring the projected benefit obligations:

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	September 8, 2021	December 31, 2020	September 8, 2021	December 31, 2020
Cincinnati plans	2.60%	2.40%	2.60%	2.40%
Hawaii plans	2.50%	2.30%	2.80%	2.60%

Contributions to the qualified and non-qualified pension plans in the Predecessor period were $0.9 million and $1.8 million, respectively. In the Successor period, there were no contributions to the qualified pension plans and contributions to the non-qualified pension plans were $0.2 million. For the nine months ended September 30, 2020, contributions to the qualified and non-qualified pension plans were $2.8 million and $2.0 million, respectively. Based on current assumptions, no additional contributions are expected to be made to the qualified pension plans in 2021. Contributions to the non-qualified pension plans in 2021 are expected to be approximately $3 million.

For the Predecessor and Successor periods in 2021, contributions to our postretirement plans were $4.3 million and $0.5 million, respectively. For the nine months ended September 30, 2020, contributions to our postretirement plans were $4.3 million. Management expects to make cash payments of approximately $8 million related to its postretirement health plans in 2021.

10.    Income Taxes

As of September 30, 2021, the Company had a deferred tax asset of $6.9 million and a deferred tax liability of $147.7 million compared to a deferred tax asset of $82.5 million and a deferred tax liability of $10.9 million as of December 31, 2020. The increase to net deferred tax liabilities is a result of preliminary adjustments on the Merger Date due to the change in fair value of certain assets and liabilities. The most significant adjustments are driven by the increase in value of the Company’s intangibles (other than goodwill) and increase in value related to fixed assets. These were offset, in part, by deferred tax assets related to the initial fair value adjustments which included note issuance and other debt-related costs, costs of acquisition and fulfillment costs that were deferred in accordance with ASC 606, and other deferred tax assets.

As of September 30, 2021, the Company had U.S. federal net operating loss carryforwards of $848.5 million with a deferred tax asset value of $178.2 million. U.S. tax laws place limitations on the annual utilization of tax loss carryforwards of acquired entities, as well as on losses generated in tax years prior to 2018. Approximately $55.8 million of federal tax loss carryforwards will expire in 2022 if unused. Tax law limitations should not materially impact utilization of the Company’s tax loss carryforwards.

11.    Shareowners' Equity (Deficit)

Pursuant to the Merger Agreement, Parent acquired all of the equity interests in the Company. In connection with the consummation of the Merger Agreement, each of our issued and outstanding Common Shares was converted to $15.50 in cash per Common Share and paid to the shareholders.

On September 22, 2021, the Company redeemed each of our issued and outstanding Depositary Shares simultaneously with the redemption of the 6 ¾% Preferred Shares at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 ¾% Preferred Share).

As of September 30, 2021, Parent is the sole shareholder of the Company’s 500,000 Common Shares, each with $0.01 par value.  No other shares remain issued and outstanding subsequent to the Closing Date.

Subsequent to September 30, 2021, Parent amended and restated the articles of incorporation of Cincinnati Bell effective October 18, 2021 to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value.

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation (Loss) Gain	Total
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Foreign currency loss	—		—		(1.2)	(1.2)
Balance as of September 30, 2021	$—		$—		$(1.2)	$(1.2)

Predecessor
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)
Reclassifications, net	2.8	(a)	16.2	(b)	—	19.0
Unrealized loss on cash flow hedges arising during the period, net	—		(0.6)	(c)	—	(0.6)
Foreign currency loss	—		—		(1.4)	(1.4)
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

Balance as of June 30, 2020	$(159.4)		$(22.7)		$(7.5)	$(189.6)
Remeasurement of benefit obligations	3.2		—		—	3.2
Reclassifications, net	3.2	(a)	1.8	(b)	—	5.0
Unrealized loss on cash flow hedges arising during the period, net	—		(0.5)	(c)	—	(0.5)
Foreign currency gain	—		—		2.0	2.0
Balance as of September 30, 2020	$(153.0)		$(21.4)		$(5.5)	$(179.9)

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit Cost		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation (Loss) Gain	Total
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Foreign currency loss	—		—		(1.2)	(1.2)
Balance as of September 30, 2021	$—		$—		$(1.2)	$(1.2)

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	10.7	(a)	19.7	(b)	—	30.4
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.2	1.2
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(11.5)		—		—	(11.5)
Reclassifications, net	10.5	(a)	4.6	(b)	—	15.1
Unrealized loss on cash flow hedges arising during the period, net	—		(11.3)	(c)	—	(11.3)
Foreign currency loss	—		—		(2.1)	(2.1)
Balance as of September 30, 2020	$(153.0)		$(21.4)		$(5.5)	$(179.9)

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

(b)	These reclassifications are reported within "Interest expense" and "Other (income) expense, net" on the Condensed Consolidated Statements of Operations when the hedged transactions impact earnings.

(c)

The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets in the Predecessor period. See Note 8 for further disclosures.

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

Selected financial data for the Company’s business segment information is as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2020
Revenue
Entertainment and Communications	$61.7	$180.4	$241.0	$61.7	$664.2	$724.5
IT Services and Hardware	52.0	138.7	155.2	52.0	492.4	444.5
Intersegment	(2.3)	(4.5)	(6.7)	(2.3)	(17.9)	(19.5)
Total revenue	$111.4	$314.6	$389.5	$111.4	$1,138.7	$1,149.5
Intersegment revenue
Entertainment and Communications	$1.6	$3.4	$4.9	$1.6	$13.1	$14.8
IT Services and Hardware	0.7	1.1	1.8	0.7	4.8	4.7
Total intersegment revenue	$2.3	$4.5	$6.7	$2.3	$17.9	$19.5
Operating (loss) income
Entertainment and Communications	$(2.3)	$18.9	$27.2	$(2.3)	$78.3	$69.8
IT Services and Hardware	1.7	9.0	4.6	1.7	25.2	11.5
Corporate	(0.8)	(63.2)	(7.1)	(0.8)	(75.8)	(49.1)
Total operating (loss) income	$(1.4)	$(35.3)	$24.7	$(1.4)	$27.7	$32.2
Expenditures for long-lived assets*
Entertainment and Communications	$33.4	$92.0	$57.6	$33.4	$199.8	$144.2
IT Services and Hardware	3.3	4.0	3.9	3.3	15.9	16.7
Corporate	1,620.7	—	—	1,620.7	—	—
Total expenditures for long-lived assets	$1,657.4	$96.0	$61.5	$1,657.4	$215.7	$160.9
Depreciation and amortization
Entertainment and Communications	$24.3	$44.5	$61.6	$24.3	$166.9	$190.0
IT Services and Hardware	5.8	7.6	10.2	5.8	27.9	30.7
Corporate	0.1	—	0.1	0.1	0.1	0.1
Total depreciation and amortization	$30.2	$52.1	$71.9	$30.2	$194.9	$220.8

* Includes cost of acquisitions in the Successor and Predecessor periods of 2021 and deposit for the purchase of wireless licenses in the three and nine months ended September 30, 2020

	Successor	Predecessor
(dollars in millions)	September 30, 2021	December 31, 2020
Assets
Entertainment and Communications	$2,885.3	$1,803.3
IT Services and Hardware	844.9	477.2
Corporate and eliminations	360.2	388.1
Total assets	$4,090.4	$2,668.6

13.    Subsequent Events

On May 2, 2022, the Company acquired Agile Networks LLC, based in Canton, Ohio, for approximately $65 million. Agile Networks LLC provides internet, co-location and data transport services primarily to customers in Ohio and Pennsylvania. We are currently in the process of assessing the accounting for this transaction and will disclose our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed in the second quarter ended June 30, 2022.

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of September 30, 2021 and the results of operations for the periods January 1, 2021 through September 7, 2021, July 1, 2021 through September 7, 2021, September 8, 2021 through September 30, 2021 and the three and nine months ended September 30, 2020. References in this Quarterly Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for interim periods may not be indicative of results for the full year or any other interim period.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2021 through September 7, 2021 and the period from September 8, 2021 through September 30, 2021 separately, management views the Company’s operating results for the year ended December 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.

To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis for the three and nine months ended September 30, 2021. This presentation consists of the mathematical addition of selected financial and operating data of the Predecessor for the period from January 1, 2021 to September 7, 2021 plus the comparable financial and operating data of the Successor for the period from September 8, 2021 to September 30, 2021. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading "Three Months Ended September 30, 2021" and “Nine Months Ended September 30, 2021” and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance because the results of operations for a three and nine-month period correspond to how we have reported our results in the past and how we will report our results in the future.

Acquisition by Red Fiber Parent LLC

On March 13, 2020, Cincinnati Bell entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the applicable provisions of the OGCL, the Merger was completed. At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned subsidiary of Parent.

Upon completion of the Merger, Parent was deemed the accounting acquirer and Cincinnati Bell Inc. the accounting acquiree. Under the acquisition method of accounting, the assets and liabilities associated with Cincinnati Bell Inc. were recorded at their preliminary fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The capital contribution as a result of the Merger included cash from Parent in the amount of $1,716.1 million. These proceeds were used to pay on the date of the Merger (1) $807.3 million of consideration payable to Common Shareholders, including restricted stock awards that vested upon Closing Date to certain employees, (2) $155.2 million of consideration payable to Preferred Shareholders, (3) $658.2 million of existing debt and accrued interest under the Corporate Credit Agreement and (4) transaction costs of $44.0 million primarily related to legal costs and acquisition-related advisory fees associated with the Merger. The Company also incurred note issuance costs of $38.1 million related to the Credit Agreement entered into in connection with the Merger. The Note issuance costs were capitalized as a reduction to the outstanding debt balances or to “Other noncurrent assets” for costs associated with the Revolving Credit Facility due 2026 in the Successor period. In addition, certain stock-based compensation awards were accelerated upon the Closing Date, which resulted in expense of approximately $9.3 million recorded to SG&A in the Predecessor period.

Prior to entering into the Merger Agreement, the Company previously entered the Brookfield Merger Agreement with affiliates of Brookfield, the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into the Merger Agreement. In connection with the termination of the Brookfield Merger Agreement, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Condensed Consolidated Statements of Operations in the nine months ended September 30, 2020.

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

Consolidated revenue for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $36.5 million and $100.6 million, respectively, as compared to the same periods in the prior year due to strategic revenue growth in both segments offsetting declines in Legacy revenue.

For the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, Consumer/SMB Fiber revenue increased $7.4 million and $19.4 million, respectively, as compared to the same periods in 2020 as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $6.4 million and $18.2 million, respectively, as compared to the comparable periods in the prior year. IT Services and Hardware experienced revenue growth in all practices in both comparable periods, with the most significant growth in the Consulting practice in which revenue increased 58% and 55% for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year.

Operating loss for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 was $36.7 million compared to operating income of $24.7 million in the three months ended September 30, 2020. Revenue growth in both segments was more than offset by transaction and integration charges, higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of adjustments recorded as of the Merger Date, and increased SG&A expenses primarily due to the accelerated vesting of certain stock-based awards on the Closing Date resulting in additional expense of $9.3 million.

Operating income for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 totaled $26.3 million, down $5.9 million compared to the nine months ended September 30, 2020. The decrease in operating income is due to similar trends that impacted the quarter. In addition, transaction and integration charges recorded in the nine months ended September 30, 2020 include a termination fee of $24.8 million paid to an affiliate of Brookfield in the first quarter of 2020, and lower restructuring and severance related charges are due to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $97.4 million and $104.6 million for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, resulting in an increase in the loss as compared to the comparable periods in 2020. Lower interest expense and pension and postretirement benefit plans expense in each of the comparable periods were more than offset by the decrease in operating income and recording a loss on termination of interest rate swaps of $20.1 million and loss on extinguishment of debt of $10.7 million in the Predecessor period included within the three months ended September 30, 2021.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. We have begun to see logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products.  Additionally, access to skilled employees and contractors could create delays or increased costs in the planned build-out of the fiber network in both geographies. As a business with employees greater than 100 and who provides services to certain government agencies, the reaction by employees to the vaccine requirement may create additional negative impacts on the Company’s existing employee base.

On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacted to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge (the “Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The impacts to revenue as a result of these commitments primarily occurred during the second quarter of 2020 and included a decline in revenue related to late payment fees and certain other one-time fees. The impacts to revenue as a result of these commitments were limited in the nine months ended September 30, 2021. The Pledge expired on June 30, 2020, and customer accounts in the Cincinnati market that were not cured were disconnected during the third and fourth quarters of 2020. Balances associated with accounts that have been disconnected were fully reserved as of December 31, 2020 and were written off during the first quarter of 2021.

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

Consolidated Results of Operations

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended to September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue
Entertainment and Communications	$60.1	$177.0	$237.1	$236.1	$60.1	$651.1	$711.2	$709.7
IT Services and Hardware	51.3	137.6	188.9	153.4	51.3	487.6	538.9	439.8
Total revenue	$111.4	$314.6	$426.0	$389.5	$111.4	$1,138.7	$1,250.1	$1,149.5

Entertainment and Communications revenue for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased compared to the same periods in 2020 primarily due to revenue growth associated with our Consumer/SMB Fiber products as well as revenue from late payment fees and other one-time charges that were temporarily suspended in 2020 more than offsetting Legacy decline.

IT Services and Hardware revenue for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased compared to the same periods in the prior year due to revenue growth in each of the practices in each of the comparable periods. The most significant contributor was the Consulting practice in which revenue increased by $28.7 million and $76.7 million in the combined Predecessor and Successor periods included within three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020.

Operating Costs

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cost of services and products
Entertainment and Communications	$27.4	$82.0	$109.4	$105.8	$27.4	$296.4	$323.8	$314.7
IT Services and Hardware	33.1	92.6	125.7	98.1	33.1	323.1	356.2	276.3
Total cost of services and products	$60.5	$174.6	$235.1	$203.9	$60.5	$619.5	$680.0	$591.0

Entertainment and Communications costs for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 increased $3.6 million and $9.1 million, respectively, as compared to the same periods in 2020 due to increases in operating taxes, contract services and operating materials. The increase in operating taxes is due to increased regulatory fees in addition to lower operating taxes in 2020 due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million in the nine months ended September 30, 2020. Contract services increased $0.7 million and $2.9 million for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year primarily due to a project completed in the prior year to outsource certain functions as well as a significant general liability insurance claim incurred in the first quarter of 2021. The increase in operating materials is due to increased purchases associated with the expansion of our fiber network. These increases were partially offset by a decrease in payroll expense for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due to fewer headcount as a result of the restructuring activities executed in prior years and a one-time award granted to employees in the third quarter of 2020.

IT Services and Hardware costs for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $27.6 million and $79.9 million, respectively, as compared to the comparable periods in the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. In the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, payroll related costs increased $0.5 million and $10.9 million, respectively, and contractor costs increased $25.3 million and $63.2 million, respectively, as compared to the same periods in the prior year. These costs increased due to additional headcount to support the growth in the Communications and Consulting practices. The increase in payroll related costs in the combined Predecessor and Successor periods included within the three months ended September 30, 2021 was partially offset by higher bonus expense recorded in the third quarter of 2020 related to a one-time bonus to reward employees for their efforts during COVID-19. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Selling, general and administrative
Entertainment and Communications	$11.6	$34.0	$45.6	$44.4	$11.6	$118.3	$129.9	$130.2
IT Services and Hardware	9.8	28.6	38.4	36.7	9.8	104.2	114.0	110.0
Corporate	0.7	11.6	12.3	4.9	0.7	20.9	21.6	15.1
Total selling, general and administrative	$22.1	$74.2	$96.3	$86.0	$22.1	$243.4	$265.5	$255.3

SG&A costs increased for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 compared to the same period in the prior year. Increases in Entertainment and Communications and IT Services and Hardware as compared to the same period in the prior year are primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business that were no longer in place for the third quarter of 2021. Higher payroll related costs, increased advertising expense and increased travel expenses contributed to the increase of SG&A costs in both segments. Corporate SG&A increased compared to the same period in the prior year due to unrecognized compensation expense that was accelerated upon the closing of the Merger for previously granted stock awards to officers, key employees and Non-Employee Directors that vested upon the Closing Date of $9.3 million.

Similar trends that impacted the three months ended September 30, 2021 for both segments are impacting SG&A costs for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021. The increases in Entertainment and Communications are more than offset by decreased bad debt expense of $7.7 million due to favorable collections in 2021. Increased Corporate SG&A costs in the nine months ended September 30, 2021 for the combined Predecessor and Successor periods are due to compensation expense partially offset by lower consulting and contractor expenses due to certain expenses that will longer be incurred as a result of becoming a private company.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Depreciation and amortization expense
Entertainment and Communications	$24.3	$44.5	$68.8	$61.6	$24.3	$166.9	$191.2	$190.0
IT Services and Hardware	5.8	7.6	13.4	10.2	5.8	27.9	33.7	30.7
Corporate	0.1	—	0.1	0.1	0.1	0.1	0.2	0.1
Total depreciation and amortization expense	$30.2	$52.1	$82.3	$71.9	$30.2	$194.9	$225.1	$220.8

Depreciation and amortization expense increased for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to additional expense recorded in the Successor period in the Entertainment and Communications segment and IT Services and Hardware segment of $9.0 million and $4.2 million, respectively, related to the increased value of property, plant and equipment and intangibles as a result of new intangibles and fair value adjustments due to the Merger.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Other operating costs
Restructuring and severance related charges	$—	$0.3	$0.3	$0.8	$—	$1.2	$1.2	$16.4
Transaction and integration costs	—	51.5	51.5	2.2	—	54.8	54.8	33.8
Gain on sale of assets, net	—	(2.8)	(2.8)	—	—	(2.8)	(2.8)	—
Total other operating costs	$—	$49.0	$49.0	$3.0	$—	$53.2	$53.2	$50.2

Restructuring and severance charges recorded for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 are primarily due to initiatives to reduce and contain costs in the IT Services and Hardware segment. Restructuring and severance charges recorded in the nine months ended September 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations in the Entertainment and Communications segment.

Transaction and integration costs, recorded as a Corporate expense, for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021, are primarily associated with the Merger Agreement. The Company elected to record all expenses that were triggered by the transaction closing in the Predecessor period. Included in transaction and integration costs are legal and financial advisory costs of $44.0 million that were paid on the Merger Date as well as $2.4 million of costs incurred prior to the Merger Date, transaction-related bonuses of $5.3 million, and severance associated with a change of control termination clause in an employee contract of $2.9 million. Other transaction costs of $0.2 million recorded in the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 are related to other projects. Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to the termination fee of $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement in the first quarter of 2020. The Company also incurred transaction and integration costs in the three and nine months ended September 30, 2020 associated with the Merger Agreement.

The gain on sale of assets, net recorded in the Predecessor period included within the three months ended September 30, 2021 is related to the sale and leaseback of a building in the IT Services and Hardware segment.

Non-operating Costs

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Non-operating costs
Interest expense	$6.4	$23.2	$29.6	$33.4	$6.4	$89.1	$95.5	$100.6
Other components of pension and postretirement benefit plans expense	(1.1)	2.1	1.0	2.6	(1.1)	6.4	5.3	9.0
Loss of extinguishment of debt	—	10.7	10.7	—	—	10.7	10.7	—
Other (income) expense, net	(0.3)	19.7	19.4	(0.2)	(0.3)	19.7	19.4	(1.2)
Income tax benefit	(1.4)	(17.3)	(18.7)	(2.9)	(1.4)	(16.9)	(18.3)	(26.2)

Interest expense decreased for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 compared to the same period in the prior year due to the decrease in LIBOR rates.

Loss on extinguishment of debt recorded in the Predecessor period included within the nine months ended September 30, 2021 is due to the termination of the Company’s former Corporate Credit Agreement in connection with the Merger.

Other (income) expense, net recorded in the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 is primarily comprised of loss on termination of the interest rate swaps of $20.1 million recorded in the third quarter of 2021.

The income tax benefit increased for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 compared to the same period in the prior year, primarily due to an increase in the loss before income taxes.

The income tax benefit is lower for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 compared to the same period in the prior year, despite a higher loss before income taxes, primarily due to nondeductible transaction costs incurred in the Predecessor period. The comparable period tax benefit was higher than the statutory rate due most notably to the release of the valuation allowance on previously-disallowed interest expense as a result of favorable temporary provisions in the CARES Act.

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

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue:
Data	$31.6	$91.7	$123.3	$119.8	$31.6	$334.6	$366.2	$358.8
Video	12.2	35.3	47.5	48.1	12.2	131.8	144.0	145.1
Voice	15.8	46.8	62.6	65.5	15.8	177.3	193.1	197.6
Other	2.1	6.6	8.7	7.6	2.1	20.5	22.6	23.0
Total Revenue	61.7	180.4	242.1	241.0	61.7	664.2	725.9	724.5
Operating costs and expenses:
Cost of services and products	28.1	83.1	111.2	107.8	28.1	301.2	329.3	319.7
Selling, general and administrative	11.6	33.9	45.5	44.4	11.6	118.3	129.9	130.2
Depreciation and amortization	24.3	44.5	68.8	61.6	24.3	166.9	191.2	190.0
Restructuring and severance charges	—	—	—	—	—	(0.5)	(0.5)	14.8
Total operating costs and expenses	64.0	161.5	225.5	213.8	64.0	585.9	649.9	654.7
Operating (loss) income	$(2.3)	$18.9	$16.6	$27.2	$(2.3)	$78.3	$76.0	$69.8
Operating margin	(3.7)%	10.5%	6.9%	11.3%	(3.7)%	11.8%	10.5%	9.6%
Capital expenditures	$32.1	$41.5	$73.6	$55.9	$32.1	$149.3	$181.4	$142.5

Entertainment and Communications, continued

	Successor	Predecessor
Metrics information (in thousands):	September 30, 2021	September 30, 2020	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	255.4	235.0	20.4	9%
Internet FTTN*	23.2	27.7	(4.5)	(16)%
Total Fioptics Internet	278.6	262.7	15.9	6%
Video
Video FTTP*	106.5	108.7	(2.2)	(2)%
Video FTTN*	18.3	20.8	(2.5)	(12)%
Total Fioptics Video	124.8	129.5	(4.7)	(4)%
Voice
Fioptics Voice Lines	102.0	104.4	(2.4)	(2)%
Fioptics Units Passed
Units passed FTTP*	515.6	494.8	20.8	4%
Units passed FTTN*	131.9	138.0	(6.1)	(4)%
Total Fioptics units passed	647.5	632.8	14.7	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	7,027	5,978	1,049	18%
Legacy
Data
DSL	55.0	63.3	(8.3)	(13)%
Voice
Legacy Voice Lines	160.5	180.3	(19.8)	(11)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Entertainment and Communications, continued

	Successor	Predecessor
Metrics information (in thousands):	September 30, 2021	September 30, 2020	Change	% Change
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	64.4	58.6	5.8	10%
Internet FTTN*	9.1	11.7	(2.6)	(22)%
Total Consumer / SMB Fiber Internet	73.5	70.3	3.2	5%
Video
Video FTTP*	29.7	30.6	(0.9)	(3)%
Video FTTN*	8.4	11.4	(3.0)	(26)%
Total Consumer / SMB Fiber Video	38.1	42.0	(3.9)	(9)%
Voice
Consumer / SMB Fiber Voice Lines	28.5	29.8	(1.3)	(4)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP*	203.2	178.1	25.1	14%
Units passed FTTN*	66.8	72.5	(5.7)	(8)%
Total Consumer / SMB Fiber units passed	270.0	250.6	19.4	8%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,225	4,063	162	4%
Legacy
Data
DSL	31.5	38.2	(6.7)	(18)%
Voice
Legacy Voice Lines	140.8	164.2	(23.4)	(14)%

*Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Entertainment and Communications, continued

Revenue

	Successor			Predecessor			Non-GAAP Combined			Predecessor
	September 8, 2021 to September 30, 2021			July 1, 2021 to September 7, 2021			Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$12.5	$2.7	$15.2	$35.7	$7.7	$43.4	$48.2	$10.4	$58.6	$43.0	$9.1	$52.1
Video	9.9	2.3	12.2	28.7	6.6	35.3	38.6	8.9	47.5	38.7	9.4	48.1
Voice	2.1	0.7	2.8	6.5	2.1	8.6	8.6	2.8	11.4	8.9	2.7	11.6
Other	0.2	—	0.2	2.1	—	2.1	2.3	—	2.3	0.4	0.2	0.6
	24.7	5.7	30.4	73.0	16.4	89.4	97.7	22.1	119.8	91.0	21.4	112.4
Enterprise Fiber
Data	5.5	2.9	8.4	15.6	8.1	23.7	21.1	11.0	32.1	21.4	10.6	32.0
Legacy
Data	5.1	2.9	8.0	15.3	9.3	24.6	20.4	12.2	32.6	23.4	12.3	35.7
Voice	6.5	6.5	13.0	19.0	19.2	38.2	25.5	25.7	51.2	27.9	26.0	53.9
Other	1.0	0.9	1.9	2.1	2.4	4.5	3.1	3.3	6.4	3.1	3.9	7.0
	12.6	10.3	22.9	36.4	30.9	67.3	49.0	41.2	90.2	54.4	42.2	96.6
Total Entertainment and Communications revenue	$42.8	$18.9	$61.7	$125.0	$55.4	$180.4	$167.8	$74.3	$242.1	$166.8	$74.2	$241.0

	Successor			Predecessor			Non-GAAP Combined			Predecessor
	September 8, 2021 to September 30, 2021			January 1, 2021 to September 7, 2021			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$12.5	$2.7	$15.2	$127.3	$28.1	$155.4	$139.8	$30.8	$170.6	$126.0	$26.5	$152.5
Video	9.9	2.3	12.2	106.9	24.9	131.8	116.8	27.2	144.0	116.3	28.8	145.1
Voice	2.1	0.7	2.8	23.7	7.9	31.6	25.8	8.6	34.4	25.0	8.1	33.1
Other	0.2	—	0.2	2.6	—	2.6	2.8	—	2.8	1.1	0.6	1.7
	24.7	5.7	30.4	260.5	60.9	321.4	285.2	66.6	351.8	268.4	64.0	332.4
Enterprise Fiber
Data	5.5	2.9	8.4	57.8	29.3	87.1	63.3	32.2	95.5	64.3	31.0	95.3
Legacy
Data	5.1	2.9	8.0	59.1	33.0	92.1	64.2	35.9	100.1	71.6	39.4	111.0
Voice	6.5	6.5	13.0	72.9	72.8	145.7	79.4	79.3	158.7	85.7	78.8	164.5
Other	1.0	0.9	1.9	9.0	8.9	17.9	10.0	9.8	19.8	9.3	12.0	21.3
	12.6	10.3	22.9	141.0	114.7	255.7	153.6	125.0	278.6	166.6	130.2	296.8
Total Entertainment and Communications revenue	$42.8	$18.9	$61.7	$459.3	$204.9	$664.2	$502.1	$223.8	$725.9	$499.3	$225.2	$724.5
*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $7.4 million and $19.4 million, respectively, as compared to the same periods in the prior year. The increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three and nine months ended September 30, 2021 increased for internet in Cincinnati by 6% and 5%, respectively, and in Hawaii by 9% and 11%, respectively, as compared to the same periods in 2020 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased in the three and nine months ended September 30, 2021 in Cincinnati by 4% and 5%, respectively, and in Hawaii by 6% and 4%, respectively, as compared to the comparable periods in the prior year which partially offset the decline in video subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Voice revenue increased in the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to revenue associated with customer surcharges related to increased regulatory fees which more than offset the decline in voice subscribers. Other revenue increased for the three and nine months ended September 30, 2021 as compared to the comparable periods in 2020 primarily due to revenue associated with fiber build projects in Cincinnati. Consumer/SMB Fiber revenue was also unfavorably impacted in the nine months ended September 30, 2020 due to a decline in certain nonrecurring revenue as a result of the Company’s participation in the Pledge that expired on June 30, 2020.

Enterprise Fiber

Enterprise Fiber revenue for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 was nearly flat compared to the comparable periods in the prior year. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 18% and 4% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, was offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 as compared to the same periods in the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 11% and 14% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 13% and 18% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2021 compared to the same periods in the prior year as customers migrate away from these solutions to fiber-based solutions.

Operating Costs and Expenses

Cost of services and products for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $3.4 million and $9.6 million, respectively, as compared to the comparable periods in 2020 due to increases in operating taxes, contract services and operating materials which were partially offset by a decrease in payroll related costs. The increase in operating taxes is due to increased regulatory fees in addition to lower operating taxes in 2020 due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million in the nine months ended September 30, 2020. In the three and nine months ended September 30, 2021, contract services increased $0.7 million and $2.9 million, respectively, as compared to the same periods in 2020 primarily due to outsourcing certain functions in the prior year as well as a significant general liability insurance claim incurred in the first quarter of 2021. Operating materials increased $1.6 million and $1.9 million in the three and nine months ended September 30, 2021, respectively, as compared to the same periods in the prior year as a result of increased purchases associated with the expansion of our fiber network. Payroll related costs decreased $2.1 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, as compared to the comparable periods in the prior year primarily due to lower headcount as a result of restructuring activities executed in prior years in addition to higher bonus expense recorded in the third quarter of 2020 associated with a one-time bonus awarded to employees for their efforts during COVID-19.

SG&A expenses increased $1.1 million for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 as compared to the same period in the prior year due to increased contract services of $0.5 million for higher utilization of outside contractors on certain specialized projects, increased advertising of $1.3 million as the Company delayed certain marketing campaigns and promotional events in 2020 and other nonrecurring savings realized in the three months ended September 30, 2020 as a result of cost containment strategies implemented to reduce the negative impact of the COVID-19 pandemic on the business. The increase was partially offset by decreased bad debt expense of $1.3 million compared to the three months ended September 30, 2020. The decrease in bad debt expense is a result of updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in the three months ended September 30, 2020 as well as increased focus on collection efforts.

Entertainment and Communications, continued

SG&A expenses decreased $0.3 million for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to decreased bad debt expense of $7.7 million compared to the nine months ended September 30, 2020 as a result of updating our estimate in 2020 as well as focus on collection efforts and favorable resolution of reserved balances in the first quarter of 2021 associated with a customer that filed for bankruptcy in a prior period. The decrease in bad debt expense was partially offset by increased payroll related costs due to additional headcount and similar trends impacting the three months ended September 30, 2021.

Depreciation and amortization expense increased $7.2 million and $1.2 million for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 primarily due to additional expense of $9.0 million recorded in the Successor period related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments. The increase was partially offset due to fewer assets placed in service in connection with the expansion of our fiber network in the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 as compared to the same periods in the prior year.

Restructuring and severance charge reversals recorded in the Predecessor period included within the nine months ended September 30, 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020. Restructuring and severance charges recorded in the nine months ended September 30, 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations.

Capital Expenditures

	Successor			Predecessor			Non-GAAP Combined			Predecessor
	September 8, 2021 to September 30, 2021			July 1, 2021 to September 7, 2021			Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$8.2	$2.1	$10.3	$8.6	$5.6	$14.2	$16.8	$7.7	$24.5	$6.1	$4.1	$10.2
Installation	4.7	2.6	7.3	7.3	2.9	10.2	12.0	5.5	17.5	8.4	3.4	11.8
Other	1.0	0.2	1.2	0.8	—	0.8	1.8	0.2	2.0	2.4	0.2	2.6
Total Consumer / SMB Fiber	13.9	4.9	18.8	16.7	8.5	25.2	30.6	13.4	44.0	16.9	7.7	24.6
Enterprise Fiber	2.4	1.4	3.8	1.6	2.1	3.7	4.0	3.5	7.5	4.4	2.7	7.1
Other	5.4	4.1	9.5	6.3	6.3	12.6	11.7	10.4	22.1	9.8	14.4	24.2
Total Entertainment and Communications capital expenditures	$21.7	$10.4	$32.1	$24.6	$16.9	$41.5	$46.3	$27.3	$73.6	$31.1	$24.8	$55.9

	Successor			Predecessor			Non-GAAP Combined			Predecessor
	September 8, 2021 to September 30, 2021			January 1, 2021 to September 7, 2021			Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$8.2	$2.1	$10.3	$22.3	$16.7	$39.0	$30.5	$18.8	$49.3	$14.1	$9.5	$23.6
Installation	4.7	2.6	7.3	30.6	9.5	40.1	35.3	12.1	47.4	25.1	10.6	35.7
Other	1.0	0.2	1.2	3.3	0.4	3.7	4.3	0.6	4.9	6.9	0.3	7.2
Total Consumer / SMB Fiber	13.9	4.9	18.8	56.2	26.6	82.8	70.1	31.5	101.6	46.1	20.4	66.5
Enterprise Fiber	2.4	1.4	3.8	14.5	9.6	24.1	16.9	11.0	27.9	8.8	8.2	17.0
Other	5.4	4.1	9.5	19.4	23.0	42.4	24.8	27.1	51.9	26.8	32.2	59.0
Total Entertainment and Communications capital expenditures	$21.7	$10.4	$32.1	$90.1	$59.2	$149.3	$111.8	$69.6	$181.4	$81.7	$60.8	$142.5

*	Represents Fioptics in Cincinnati

Entertainment and Communications, continued

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. As of September 30, 2021, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 647,500 residential and commercial addresses, or 75% of our operating territory in Cincinnati. Cincinnati construction capital expenditures for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $10.7 million and $16.4 million, respectively, as compared to the same periods in 2020 due to passing more addresses in 2021 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. The increase in Consumer/SMB Fiber units passed in 2021 was partially offset due to decommissioning a legacy video platform, thereby disqualifying approximately 13,200 addresses. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the combined Predecessor and Successor periods for the three and nine months ended September 30, 2021, Cincinnati installation capital expenditures increased $3.6 million and $10.2 million, respectively, as compared to the same periods in 2020 primarily due to higher volume of CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $8.1 million in the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to increased spend associated with a scheduled network refresh project in addition to fiber build projects. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $3.6 million and $9.3 million, respectively, as compared to the same periods in the prior year due to building out 6,700 new addresses in the third quarter of 2021, primarily in rural areas and on the neighbor islands, and 15,700 new addresses in the nine months ended September 30, 2021. Hawaii installation capital expenditures increased $2.1 million and $1.5 million in the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, as compared to the comparable periods in 2020 primarily due to increased internet installations on the neighbor islands. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as designing and building a solution, using either the customer's existing infrastructure or new cloud based options that transforms the way that the customer does business.

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

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Successor	Predecessor	Non-GAAP Combined	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue:
Consulting	$21.6	$56.5	$78.1	$49.4	$21.6	$193.6	$215.2	$138.5
Cloud	6.6	18.7	25.3	21.1	6.6	66.4	73.0	63.0
Communications	14.2	40.1	54.3	53.9	14.2	149.1	163.3	160.3
Infrastructure Solutions	9.6	23.4	33.0	30.8	9.6	83.3	92.9	82.7
Total revenue	52.0	138.7	190.7	155.2	52.0	492.4	544.4	444.5
Operating costs and expenses:
Cost of services and products	34.6	95.8	130.4	102.7	34.6	335.6	370.2	290.2
Selling, general and administrative	9.9	28.8	38.7	36.9	9.9	104.8	114.7	110.6
Depreciation and amortization	5.8	7.6	13.4	10.2	5.8	27.9	33.7	30.7
Restructuring and severance related charges	—	0.3	0.3	0.8	—	1.7	1.7	1.5
Gain on sale of assets, net	—	(2.8)	(2.8)	—	—	(2.8)	(2.8)	—
Total operating costs and expenses	50.3	129.7	180.0	150.6	50.3	467.2	517.5	433.0
Operating income	$1.7	$9.0	$10.7	$4.6	$1.7	$25.2	$26.9	$11.5
Operating margin	3.3%	6.5%	5.6%	3.0%	3.3%	5.1%	4.9%	2.6%
Capital expenditures	$3.3	$4.0	$7.3	$3.9	$3.3	$15.9	$19.2	$16.7

IT Services and Hardware, continued

	Successor	Predecessor
Metrics information:	September 30, 2021	September 30, 2020	Change	% Change
Consulting
Billable Resources	2,232	1,437	795	55%

Communications
NaaS Locations	10,407	5,419	4,988	92%
SD - WAN Locations	6,321	2,783	3,538	n/m
Hosted UCaaS Profiles*	301,715	277,610	24,105	9%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 increased $35.5 million as compared to the comparable period in the prior year. Consulting revenue is the most significant contributor in which revenue increased $28.7 million in the combined Predecessor and Successor periods included within the three months ended September 30, 2021 as compared to the same period in the prior year due to obtaining new projects throughout 2020 which continue to bill and grow in 2021. Cloud revenue increased $4.2 million for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 as compared to the comparable period in 2020 due to providing ongoing monitoring and management services to new customers obtained in 2020 that continue to bill in 2021 in addition to an increase in professional services projects. Communications revenue increased $0.4 million for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 as compared to the same period in the prior year. The increase in revenue as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations was partially offset by the decline in legacy communications revenue. The increase in Infrastructure Solutions revenue is due primarily to increased revenue associated with professional services projects.

IT Services and Hardware segment revenue increased $99.9 million for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to growth in the Consulting practice of $76.7 million and other similar trends that impacted the quarter. In addition, Communications strategic revenue growth in 2021 was also partially offset by usage-based revenue recognized in the nine months ended September 30, 2020 associated with customers mitigating the impact of the COVID-19 pandemic on their businesses. Infrastructure Solutions revenue increased $10.2 million for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as compared to the same period in the prior year due to lower hardware sales in the nine months ended September 30, 2020 due to the impacts of COVID-19 and higher revenue in 2021 associated with professional services projects.

Operating Costs and Expenses

IT Services and Hardware cost of services and products for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 increased $27.7 million and $80.0 million, respectively, as compared to the same periods in 2020 due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. In the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, the increases in payroll related costs of $0.5 million and $10.9 million, respectively, and contractor costs of $25.3 million and $63.2 million, respectively, as compared to the same periods in the prior year are due to additional headcount to support the growth in the Communications and Consulting practices. Primarily as a result of the consulting projects obtained in 2020, billable resources increased by 795 persons compared to September 30, 2020. The increase in payroll related costs in both comparable periods was partially offset by higher bonus expense incurred in the third quarter of 2020 related to a one-time bonus to reward employees for their efforts during COVID-19. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses increased $1.8 million for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 as compared to the comparable period in 2020 primarily due to an increase in payroll related costs and employee related costs. The increase in employee related costs is due to restrictions in certain geographies being eased and employees beginning to travel in the second and third quarters of 2021.

IT Services and Hardware, continued

SG&A expenses increased $4.1 million for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to an increase in payroll related costs due to additional headcount as well as employee contract termination costs incurred in the first quarter of 2020 that did not recur in 2021. These increases were partially offset by a decrease in bad debt expense due to updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in the nine months ended September 30, 2020. Employee related and travel activities increased in the nine months ended September 30, 2021 as restrictions eased; however activity continued to be limited in the first quarter of 2021 resulting in a nominal decrease in expense for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as compared to the same period in 2020.

Depreciation and amortization expense increased $3.2 million and $3.0 million for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 due to additional expense of $4.2 million recorded in the Successor period related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments.

Restructuring and severance related charges recorded in the Predecessor periods included within the three and nine months ended September 30, 2021 and 2020 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $3.0 million for implementation work associated with internal software projects in the combined Predecessor and Successor periods included within the nine months ended September 30, 2021.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2021, the Company had an accumulated deficit of $5.0 million and $1,395.9 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $130.3 million of cash flows from operations in the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 and $138.9 million of cash flows from operations during the nine months ended September 30, 2020. As of September 30, 2021, the Company had $405.5 million of short-term liquidity, comprised of $5.4 million of cash and cash equivalents, $275.0 million of undrawn capacity on our Revolving Credit Facility due 2026 (defined below), and $125.1 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $215.0 million. As of September 30, 2021, the Company had borrowings of $75.1 million and $14.8 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $215.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility due 2026, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. In connection with the Merger and the initial capitalization by Parent, the Company paid $807.3 million as consideration to Common Shareholders, including restricted stock awards that vested on the Merger Date to certain employees, $155.2 million as consideration to Preferred Shareholders and $44.0 million of transaction costs primarily related to legal costs and acquisition-related advisory fees associated with the Merger. In the first quarter of 2020, as a result of terminating the Brookfield Merger Agreement, we paid an affiliate of Brookfield a termination fee of $24.8 million on March 13, 2020. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months.

In connection with the Merger at the Effective Time, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement provides for (i) a five-year $275 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility due 2026”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term Loan due 2028”). The Revolving Credit Facility due 2026 matures in September 2026, and the Term Loan due 2028 matures in September 2028. Borrowings under the Term Loan due 2028 were used in part to refinance existing company indebtedness and for working capital and general corporate purposes.  The Company capitalized $32.0 million of costs incurred as a result of the Term Loan due 2028 as a reduction of debt. In addition, $6.1 million of costs incurred as a result of the Revolving Credit Facility due 2026 were capitalized and recorded in “Other noncurrent assets.” Borrowings under the Revolving Credit Facility due 2026 are used to provide ongoing working capital as well as other general corporate cash flow needs of the Company. At September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility due 2026, leaving $275.0 million available.

The Credit Agreement includes a springing financial covenant that requires the Company to maintain a maximum secured net leverage ratio of 5.75 to 1.00 when utilization under the Revolving Credit Facility due 2026 exceeds 35% of the commitments thereunder. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, certain restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

The Credit Agreement is subject to customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross payment defaults of any indebtedness having an aggregate outstanding principal amount of not less than the greater of $112.0 million and 3.75% of consolidated tangible assets, and cross acceleration to certain other indebtedness, certain bankruptcy-related events or proceedings, the entry of final monetary judgments or orders, ERISA defaults, invalidity of collateral documents or material guarantees and certain change of control events. If the Company were to violate any of its covenants and were unable to cure such default or obtain a waiver, it would be considered a default. If the Company were in default under the Credit Agreement, no additional borrowings under this facility would be available until the default was waived or cured.

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

As of September 30, 2021, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 totaled $130.3 million, a decrease of $8.6 million compared to the same period in 2020. The decrease is due primarily to increased transaction and termination costs of $10.7 million, loss on termination of interest rate swaps of $20.1 million and payment to employees for the partial year bonus per the terms of the Merger Agreement, partially offset by cash receipt in the third quarter of 2021 for a long term revenue contract that was paid in advance as well as lower restructuring and severance payments in 2021 compared to the same period in the prior year.

Cash flows used in investing activities during the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 and nine months ended September 30, 2020 totaled $1,864.1 million and $160.8 million, respectively. Cash flows used in investing activities in the Successor period include $1,620.7 million related to consideration transferred associated with the Merger Agreement.  Consideration transferred includes payments to Common Shareholders, payments to Preferred Shareholders, and the extinguishment of existing debt and accrued interest under the Corporate Credit Agreement. In addition, cash flows used in investing activities for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 includes the acquisition of fiber assets from Paniolo Cable Company, LLC for $51.8 million and increased capital expenditures of $41.4 million compared to the same period in the prior year.

Cash flows provided by financing activities during the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 and nine months ended September 30, 2020 totaled $1,722.0 million and $19.3 million, respectively. Cash flows provided by financing activities during the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 are primarily related to the Merger and capital contributions by Red Fiber Parent LLC. The issuance of the Term Loan due 2028 and issuance of the Paniolo fiber assets financing also contributed financing cash inflows of $173.0 million. These increases were partially offset by debt issuance costs associated with the Term Loan due 2028 and payments on the Receivables Facility of $106.7 million. In the nine months ended September 30, 2020, the Company borrowed $48.0 million on the Receivables Facility.

Indentures

The Company’s Senior Notes are governed by indentures which contain covenants that, among other things, limit the Company’s ability to incur additional debt or liens, pay dividends or make other restricted payments, sell, transfer, lease or dispose of assets and make investments or merge with another company. The Company is in compliance with all of its debt indentures as of September 30, 2021. While the Company is no longer a SEC registrant or issuer following the merger transaction, certain covenants included in the 7 ¼% Notes due 2023 and the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC. Subsequent to September 30, 2021, the Company filed an extension with the SEC to extend the filing deadline from November 15, 2021, the required filing date for a non-accelerated filer, to November 22, 2021. However, due to the engagement of a new independent auditor and complexity of the evaluation, accounting and financial statement presentation and disclosures as a result of the Merger, the Company’s periodic report on the Form 10-Q was not filed timely causing the Company to no longer be in compliance with these reporting requirements. The Company is actively working to resolve all past due filings with the SEC.

Regulatory Matters

Universal Services

On June 1, 2021, the FCC released an Order addressing Hawaiian Telcom’s Petition for Waiver in which it requested that the FCC modify its CAF II buildout obligation to account for the 523 locations destroyed or isolated by the Kilauea Volcano eruptions that began in May 2018. The FCC granted Hawaiian Telcom’s request relative to the 370 locations for which Hawaiian Telcom had completed its CAF II deployment prior to the locations being destroyed by the volcano. The additional 153 locations included in Hawaiian Telcom’s original request were not included in the FCC Order after Hawaiian Telcom informed the FCC that it had identified CAF II eligible alternate locations in other areas. Hawaiian Telcom anticipates that it will be able to meet its buildout obligation to these alternative locations by the end of 2021.

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

The Company’s most critical accounting policies and estimates are described in its Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the addition of business combinations as discussed above, there have been no other material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2021 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a comprehensive listing of the Company’s risk factors. With the exception of the risks described below related to our indebtedness, there are no material changes to existing risks for the Successor period and Predecessor period included within the nine months ended September 30, 2021.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement provides for (i) a five-year $275 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term Loan”). The Revolving Credit Facility matures in September 2026, and the Term Loan matures in September 2028. Borrowings under the Term Loan were used in part to refinance existing company indebtedness, and for working capital and general corporate purposes. At September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility, leaving $275.0 million available.

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

The Company’s credit agreement and other indebtedness impose significant restrictions on the Company.

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

The Credit Agreement also requires the Company to achieve and maintain compliance with specified financial ratios.

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

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements.  During the occurrence and continuance of a default, lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable.  Additionally, under the Credit Agreement, the lenders may elect not to provide loans under the Revolving Credit Facility until such default is cured or waived.  The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument, subject to certain materiality thresholds.  Failure to comply with these covenants, if not cured or waived, would limit the cash available to the Company required to fund operations and our general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the Predecessor period of January 1, 2021 to September 7, 2021, the Company had no unregistered sales of equity securities. The Company also had no purchases of its common stock during the Predecessor period of January 1, 2021 to September 7, 2021.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of March 13, 2020, by and among Cincinnati Bell Inc., Red Fiber Parent LLC and RF Merger Sub Inc.	8-K	3/13/2020	2.1	1-8519
3.1	Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	4/30/2008	3.1	1-8519
3.2	Amendment to the Amended and Restated Articles of Incorporation of Cincinnati Bell Inc.	8-K	10/5/2016	3.1	1-8519
3.3	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
10.1	Credit Agreement, dated as of September 7, 2021, among Red Fiber Parent LLC, RF Merger Sub Inc., Goldman Sachs Bank USA, as administrative and collateral agent, each L/C Issuer and Swing Line Lender; each other Lender, Cincinnati Bell Inc. (and as successor in interest to RF Merger Sub Inc.) and other parties thereto from time to time.	8-K	9/7/2021	10.1	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 13, 2022	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 13, 2022	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer