Form 10-K
period 2021-12-31
CINCINNATI BELL INC
filed 2022-05-19
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒     No  ☐

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

Yes  ☐    No  ☒

The Company no longer meets the definition of an SEC registrant and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I

Item 1. Business

Overview and Strategy

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and business customers connected with each other and with the world. The Company operates its businesses through the following segments:  Network, previously referred to as Entertainment and Communications, and IT Services and Hardware.

On March 13, 2020 the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent.

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were then delisted from the NYSE. As a result of the Merger Agreement, the Company has ceased to be a registrant (see Note 12 to the consolidated financial statements); however, due to contractual provisions in certain indentures, the Company is required to voluntarily file with the U.S. Securities and Exchange Commission (“SEC”).

This Annual Report on Form 10-K provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2021 and our results of operations for the periods January 1, 2021 through September 7, 2021, September 8, 2021 through December 31, 2021 and the years ended December 31, 2020 and 2019. References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2021 through September 7, 2021 and the period from September 8, 2021 through December 31, 2021 separately, management views the Company’s operating results for the year ended December 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.

To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis for the year ended December 31, 2021. This presentation consists of the mathematical addition of selected financial and operating data of the Predecessor for the period from January 1, 2021 to September 7, 2021 plus the comparable financial and operating data of the Successor for the period from September 8, 2021 to December 31, 2021. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading "Combined Year Ended December 31, 2021" and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance because the results of operations for a twelve-month period correspond to how we have reported our results in the past and how we will report our results in the future.

Through its Network segment, the Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city on Oahu, as well as the growing neighbor islands. As a result of the acquisition, the Company's combined fiber networks are approximately 18,800 fiber route miles.

Form 10-K Part I	Cincinnati Bell Inc.

Through its IT Services and Hardware segment, business customers across the U.S., Canada and Europe rely on the Company for the sale and service of efficient, end-to-end communications and IT systems and solutions. During 2017, the Company expanded the geographic footprint of its IT Services and Hardware segment as a result of the acquisitions of SunTel Services LLC ("SunTel") and OnX Holdings LLC ("OnX"), transforming the business into a North American hybrid-cloud services provider. In addition, the acquisition of Hawaiian Telcom in 2018 also expanded the IT Services and Hardware segment to Hawaii.

Our goal is to continue the transformation of Cincinnati Bell from a legacy copper-based telecommunications company into a technology company with state-of-the-art fiber assets servicing customers with data, video, voice and IT solutions to meet their evolving needs. To this end, we believe that by leveraging our past and future investments, we have created a company with a healthy balance sheet, growing revenue, growing profitability and sustainable cash flows.

In an effort to achieve our objectives, we continue to focus on the following key initiatives:

•	expand our fiber network; and
•	grow our IT Services and Hardware segment.

Expand our fiber network

We invested $152.1 million of capital in the Network segment in products that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber") during the combined Predecessor and Successor periods included within 2021. Revenue from these high demand products totaled $473.6 million for the combined Predecessor and Successor periods included within 2021, up $27.2 million over the prior year partially mitigating the decline in legacy products. The primary focus of these investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the table below:

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
Cincinnati Operating Territory	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Consumer / SMB Fiber Revenue (in millions):	$124.5	$260.5	$385.0	$360.4	$353.2
Subscribers (in thousands):
High-speed internet	283.0	n/a	283.0	266.6	250.6
Video	123.3	n/a	123.3	128.0	135.1
Voice	101.2	n/a	101.2	103.8	106.8

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
Hawaii Operating Territory	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Consumer / SMB Fiber Revenue (in millions):	$27.7	$60.9	$88.6	$86.0	$87.2
Subscribers (in thousands):
High-speed internet	74.3	n/a	74.3	70.8	68.2
Video	37.5	n/a	37.5	40.6	42.7
Voice	28.0	n/a	28.0	29.5	30.0

During the year, we passed an additional 22,100 addresses in the Greater Cincinnati area with Fioptics, which included a focus on Fiber to the Premise ("FTTP") addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2021, the Fioptics products are now available to approximately 659,100 customer locations or 80% of the Greater Cincinnati operating territory. During 2021, we passed an additional 25,000 addresses in Hawaii. The Consumer/SMB Fiber products are now available to approximately 279,300 addresses, or 55% of the operating territory in Hawaii, including Oahu and the neighbor islands.

In the combined Predecessor and Successor periods included within 2021, the Company also invested $35.2 million in Enterprise Fiber products, which includes fiber and IP-based core network technology. These investments position the

Form 10-K Part I	Cincinnati Bell Inc.

Company to meet increased business and carrier demand within Greater Cincinnati and in contiguous markets in the Midwest region. In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2021, the Company has:

•

increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 31,500 in Greater Cincinnati and 22,400 in Hawaii by connecting approximately 1,300 additional lit addresses in Greater Cincinnati and 1,200 additional lit addresses in Hawaii during the combined Predecessor and Successor periods included within 2021;

•	expanded the fiber network to span more than 13,500 route miles in Greater Cincinnati and 5,300 route miles in Hawaii; and
•

provided cell site back-haul services to approximately 95% of the 1,075 cell sites in the Greater Cincinnati market, of which approximately 97% of these sites are lit with fiber, and approximately 90% of the 1,200 cell sites in Hawaii, nearly all of which are lit with fiber.

In the fourth quarter of 2020, the Company entered into a definitive purchase agreement to acquire inter-island submarine and middle-mile terrestrial fiber infrastructure assets in Hawaii owned by the bankruptcy estate of the Paniolo Cable Company, LLC. The transaction closed in August 2021 for an amount of $52.3 million, inclusive of transaction costs. The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.

Grow our IT Services and Hardware Segment

Cincinnati Bell continues to grow the IT Services and Hardware segment by developing new products as well as expanding its reach to new customers. As a result of both organic and inorganic growth, our geographic footprint now extends across the U.S., Canada, Europe and India. We continue to diversify our customer base and expand our product portfolio. During 2018, the acquisition of Hawaiian Telcom helped to expand the segment even further across the U.S. to Hawaii. The Company continues to develop high-demand products for business customers through our investments in unified communications and cloud services. Our ability to be innovative and to react to the changing technology demands of our customers is important to the growth of our IT Services and Hardware segment. Our offerings under the Infrastructure Solutions practice provide a platform for buyer engagement and an opportunity for connecting the customer to higher value professional and managed services.

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

Operations

As of December 31, 2021, the Company operated two segments: Network and IT Services and Hardware.

The Network segment provides products and services that can be categorized as either Consumer/SMB Fiber, Enterprise Fiber or Legacy. The table below demonstrates how our products and services are categorized:

Network
	Consumer / SMB Fiber	Enterprise Fiber	Legacy
Data	Fiber to the Premise (“FTTP”)	Ethernet (>10Mb)	DSL (< 10 Mb)
	Fiber to the Node (“FTTN”)	Dedicated Internet Access	DS0 (3), DS1, DS3
	DSL (> 10 Mb) (1)	Wavelength	TDM (4)
		IRU	Ethernet (<10 Mb)
Small Cell
SONET (2)
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Switched Access
Digital Trunking
Video	Television Service

Other	Connect America Fund support		Maintenance
	Subsidized Fiber Build Projects		Information Services
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
Cloud Consulting Public Cloud
Communications	Unified Communications as a Services ("UCaaS")
Contact Center
Software Defined Wide Area Networking ("SD-WAN")
Networking Solutions
Multi-Protocol Label Switching ("MPLS")
Network as a Service ("NaaS")
Infrastructure Solutions	Hardware
Software Licenses
Maintenance

Form 10-K Part I	Cincinnati Bell Inc.

Network

The Network segment provides products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. The key products and services provided by the Network segment include the following:

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out FTTP addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps"). FTTP addresses now cover 65% of the market in Greater Cincinnati and 44% of the market in Hawaii. The Company is now able to provide internet speeds of up to 30 megabits per second ("Mbps") or more to approximately 80% of Greater Cincinnati and up to 20 Mbps or more to approximately 72% of homes and businesses on the island of Oahu, of which approximately 530,800 and 215,000 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

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

Video

In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to approximately 80% of Greater Cincinnati. As of December 31, 2021, we have 123,300 video subscribers in Greater Cincinnati. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.

Form 10-K Part I	Cincinnati Bell Inc.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 37,500 subscribers in Hawaii as of the end of 2021.

Other

Other revenue consists of revenue generated from wiring projects for business customers, Connect America Fund support (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), advertising, directory assistance, maintenance and information services. Beginning in 2021, Other revenue also includes subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program.

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

The key products and services provided by the IT Services and Hardware segment include the following:

Consulting

The Company's consulting services offerings consist of IT staffing and project-based engagements, including engineering and installation of voice, connectivity and IT technologies, development of digital application solutions and staff augmentation by highly skilled and industry-certified technical resources. Engagements can be short-term IT implementation and project-based work as well as longer term staffing and permanent placement assignments. The Company utilizes a team of experienced recruiting and hiring personnel to provide its customers with a wide range of skilled IT professionals.  These professionals are comprised of employees and contractors located in the U.S., Canada, Europe and India.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

Sales and Distribution Channels

The Company’s Network segment utilizes a number of distribution channels to acquire customers. As of December 31, 2021, the Company operated seven retail stores in the Cincinnati operating territory to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

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

The Network segment's primary purchases are for video content, network equipment, software, fiber cable and contractors to maintain and support the growth of the fiber network. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.

Form 10-K Part I	Cincinnati Bell Inc.

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2021, approximately 70% of Cincinnati’s programming was sourced from the NCTC and approximately 55% of Hawaiian Telcom’s programming was sourced from the NCTC.

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

The Network segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, and internet service providers. The Company has lost, and will likely continue to lose, access lines as a portion of the customer base migrates to competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes wireless substitution and competition is the reason for the largest portion of the Company’s access line and long-distance line losses.

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

Customers

The Company had no customers whose revenue comprised greater than 10% of total revenue for the combined Predecessor and Successor periods included within 2021 and the years ended December 31, 2020 and 2019. As of December 31, 2021 and 2020, Verizon Communications Inc. (“Verizon”) comprised 26% and 20% of consolidated accounts receivable, respectively. The accounts receivable with Verizon are significant to the Company, but the associated revenue does not exceed 10% of total revenue as a result of the application of ASC 606 and management’s conclusion that for hardware transactions we act as the agent and, as a result, record revenue net of the cost of product.

Employees and Human Capital Resources

At December 31, 2021, the Company had approximately 5,200 employees. Approximately 22% of its employees are covered by collective bargaining agreements. Approximately 11% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 11% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective until the second quarter of 2026 and third quarter of 2022, respectively.

The Company knows that our people are our most valuable assets and is committed to investing in them and their success. We have developed various programs and practices to support, develop and care for our employees throughout their careers with the Company.

Diversity, Equity and Inclusion – The Company believes in the transformative power of connectivity, and we believe connections are made stronger when we embrace the diversity in our employees. It is our mission to create an environment that celebrates the unique qualities of those around us and empowering every employee to reach his or her full potential. We are committed to employing diversity and inclusion efforts that align with our values, such as talent development and progressive hiring practices which will help drive increased representation of underrepresented groups across the organization. In addition, we are committed to developing fair systems, procedures and resource distribution to ensure that we create equitable opportunities for all employees. The Company has dedicated staff focused on diversity, equity and inclusion efforts throughout the organization.

Professional Development – Investing in the development of our people is a core value of the Company. As a result, the Company continually seeks to offer new and innovative ways to provide development opportunities to our employees throughout their careers including, but not limited to, on-demand training for both professional and industry-specific skills through our intranet site, certification programs to encourage employees to develop and enhance skills, technical talent programs to provide technical leadership and define job enrichment opportunities across the organization and leadership development programs to enable employees to grow and progress on the leadership path.

Form 10-K Part I	Cincinnati Bell Inc.

Employee Engagement – The Company seeks to create and communicate engagement opportunities for all employees for increased development and retention through surveys, periodic town hall meetings with leadership and other forms of direct employee feedback. In addition, the Company sponsors several resource groups which we believe are the cornerstone for personal and professional enrichment and are also integral to the exploration of diversity and inclusion in our workplace. Employees are encouraged to partner with the Company to pursue areas of passion including community outreach activities and volunteer programs.

Safety – The Company is focused on establishing safety as a core value among employees with the primary goal that every employee returns home safely at the end of the day. This applies not only to our field technicians and warehouse personnel but also to our employees working in an office environment. As a result, the Company has hired additional staff to increase safety training, observations and assist in building our overall safety culture.

Compensation and Benefits – The Company is committed to rewarding and supporting our employees, and therefore, we offer a comprehensive compensation program that includes market-competitive pay, healthcare benefits, a retirement savings plan, tuition reimbursement programs, and paid time off and family leave.

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

Website Access and Other Information

The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.cincinnatibell.com). The Company has ceased to be a registrant but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures. The SEC maintains an internet site that contains reports, proxy statements, and other information about issuers which file electronically with the SEC. The address of that site is http://www.sec.gov.

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

In the United States and in other countries and regions where we have a significant employee presence, facilities or critical operations, the outbreak of COVID-19 has impacted our ability to manage day-to-day operations and service our customers. It has also increased our costs of operations and resulted in, among other things, loss of revenue. For example, we have implemented corporate and personal travel restrictions for employees and vendors, cancelled events and enabled work-from-home for many employees by equipping them to safely support customers remotely. We have also implemented additional safety measures for our retail stores and field operations teams. Due to stay-at-home orders easing in the primary markets in which the Company operates, day-to-day operations normalized for most of 2021.  In late 2021 the Omicron variant was identified and started to spread across both the vaccinated and unvaccinated population resulting in temporary closures of certain business in the first quarter of 2022 as a result of staffing limitations.  The ultimate impact of this variant and future variants is unknown, and the Company may be required to temporarily close or reduce operations at certain of its retail locations, facilities or call centers again due to the resurgence of the COVID-19 omicron variant in the markets in which the Company operates. We expect the foregoing effects and other effects of COVID-19 to continue for an unknown period of time.

Our business has been, and is expected to continue to be, negatively impacted by the effects of, or precautions taken to avoid exposure to, COVID-19, such as reduced travel, or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, and by the resulting disruptions to economic conditions and financial markets. Such impacts include, but are not limited to:

•	Disruptions to our third-party providers, including those who provide many of our information technology, call center functions, certain accounting functions and other critical vendor services;
•

Reduced workforces caused by, among other things, the temporary inability of the workforce to work due to illness, quarantine, government mandates, or temporary unwillingness to work due to health concerns;

•	Increased labor and material costs with certain third-party providers that are contracted to support and perform activities associated with the build-out of our fiber network.
•	Reduced customer demand or customer payment of accounts receivables as a result of adverse economic conditions resulting from the COVID-19 pandemic; and

•

Reduced availability of certain network equipment in the supply chain due to increased demand and certain suppliers who have had, or continue to have, workforce constraints due to the COVID-19 pandemic.

Potential future impacts include, but are not limited to:

•	Increased supply chain risks such as increased scrutiny or embargoing of goods produced in infected areas;
•	Increased health insurance and labor-related costs arising from illness, quarantine and the implementation of social distancing and work-from-home measures;

Form 10-K Part I	Cincinnati Bell Inc.

•	Reduced availability of employees or increased attrition due to new government orders or mandates, such as government-imposed vaccine mandates
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

The foregoing impacts, and other impacts of COVID-19 discussed elsewhere in these Risk Factors, are consistent with those generally affecting the economic, financial, regulatory and political conditions in the United States and elsewhere in the world and are generally applicable to the industries and markets in which the Company and our subsidiaries operate. These impacts could materially increase our costs, negatively impact our consumer and business sales and damage the Company’s financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree. The severity and duration of any such impacts cannot be predicted because of the rapidly evolving nature of the COVID-19 pandemic and related factors, including the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the distribution and effectiveness of vaccines and the impact of these and other factors on our employees, customers and suppliers.

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

The Network segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections.  Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services.  The Company believes wireless substitution accounts for the largest portion of its access line losses.  Also, cable competitors that have existing service relationships with the Company's customers in the Network segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas.  As a result of wireless substitution and increased competition, legacy voice lines decreased by 11% and 14% in Cincinnati and Hawaii, respectively, in 2021 compared to 2020.

In addition, our strategic products, particularly our fiber-based products, face competition from a number of different sources including cable operators, other telecom companies, niche fiber companies, and companies that deliver movies, television shows and other video programming over broadband Internet connections.  Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices.  Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration in our Consumer/SMB Fiber products.  If the Company is unable to effectively implement strategies to attract and retain video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, the Company's Network segment will be adversely affected.

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

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, and fund our pension and other employee benefit obligations. We have identified some potential areas of opportunity and implemented several growth initiatives. We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations. The outbreak of COVID-19 has, and may continue to, negatively impact these opportunities and require us to incur additional related costs such as overtime wages for employees that are working additional hours to offset employees that are following quarantine protocol and personal protective equipment for field technicians and customer facing employees.

If the Company’s goodwill, indefinite-lived intangible assets or long-lived assets become impaired, the Company may be required to record significant charges to earnings.

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include operating performance of the business, the execution of the Company’s network build plan, growth of consumer and business activations, higher than anticipated churn, changes in customer behavior post-pandemic, ability of the infrastructure practice to obtain product on a timely basis, changes in discount rates, or other key business initiatives. Additionally, value of comparable companies may also impact the fair value of our reporting units, which could result in a write-down of goodwill and reduction to net income.

For further information on Cincinnati Bell’s evaluation of impairment for goodwill, indefinite-lived intangible assets and long-lived assets, see “Critical Accounting Estimates” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Failure to anticipate the need to introduce new products and services or to compete with new technologies may compromise the Company’s success in our industries.

The Company’s success depends, in part, on being able to anticipate the needs of current and future business, carrier and consumer customers.  The Company seeks to meet these needs through new product introductions, service quality and technological improvements.  New products and services are important to the Company’s success because our industry is technologically driven, such that new technologies can offer alternatives to the Company’s existing services.  If our new products and services fail to gain acceptance in the marketplace, or if costs associated with the implementation and introduction of these new products and services materially increase, it could have a material adverse effect on the Company’s revenue, results of operations, financial condition and cash flows.

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

Negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers.  In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content resulting in increased costs.

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

The Company generates a substantial portion of revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii.  An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state. The impact of COVID-19 on the Hawaiian Islands has been, and could continue to be, more significant than in other geographies due to reliance on tourism by many businesses and reductions in tourism due to social distancing measures, self-quarantine and vaccine requirements for visitors and recommendations of federal, state and local governments.

The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.5 million, approximately 70% of whom live on the island of Oahu. Any adverse economic conditions affecting Oahu (including the outbreak of COVID-19), or Hawaii generally, could materially impair our ability to operate our business. Labor shortages or increased labor costs in Hawaii could also have an adverse effect on our business. In addition, we may be subject to increased costs for goods and services that we are unable to control or defray as a result of operating in this limited territory. Increased expenses including, but not limited to, energy and health care could have an adverse effect on our business and results of operations.

Form 10-K Part I	Cincinnati Bell Inc.

One large customer accounts for a significant portion of the Company’s accounts receivable.  The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows.

As of December 31, 2021 and 2020, Verizon Communications Inc. (“Verizon”) comprised 26% and 20% of consolidated accounts receivable, respectively.  As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if products and services purchased were significantly reduced.  In addition, if Verizon were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established.  This would also negatively impact the available borrowing capacity under the Company's accounts receivable securitization facility ("Receivables Facility").

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

Increases in broadband usage may cause network capacity limitations resulting in service disruptions or reduced capacity for customers.

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

Cyber-attacks and other breaches of network or information technology security could have an adverse effect on our business. Our business relies on the integrity and availability of our technology infrastructure and systems and the processes that deliver services to our customers and business partners. The security of data we create or collect is also important to our customers, business partners and stakeholders.

We have a comprehensive security program in place designed to mitigate risks to our business from:

•	Physical and personnel security threats;
•	Data breaches involving customer, employee and other confidential data;
•	Malware, including ransomware;
•	Denial of service threats;
•	Unauthorized changes to technology systems and data;
•	Fraud;
•	Hacking, including nation-state sponsored attacks on critical infrastructure;
•	Unauthorized or unintentional actions by third parties;
•	Compliance failures;
•	Disasters and business continuity events; and
•	Misuse of our systems, products and services.

Although we take proactive and reasonable steps to address these risks, including the use of insurance, we understand that physical and cyber security incidents are possible and could have a material effect to our businesses. Costs associated with a major security incident could include material retention incentives offered to existing customers or business partners, lost revenues from business interruption, litigation and damage to our reputation, fines from regulatory authorities, and increased expenditures for technology, security measures, and incident response. These costs or any prolonged disruption to our business operations could result in a material adverse effect on our results and financial condition.  To date, we have not experienced any material security incident and continue to evaluate security risks to our businesses.  We proactively review our security posture and adopt new control measures that address current and future physical and cyber security threats.

Cyber-attacks or security breaches at third parties providing critical services or with access to or possession of sensitive data could also adversely impact business operations or result in regulatory actions, loss of customers, legal fees or increased costs, associated with incident response beyond current insurance limits. Cyber-attacks of technology that is used in the organization’s supply-chain to provide network and IT services or that are resold to customers could also have the same adverse impacts.

Weather conditions, natural disasters, terrorist acts or acts of war could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, and other political instability, such as the current conflict between Russia and Ukraine and events beyond our control.  Such events could cause significant damage to our infrastructure resulting in degradation or disruption of service to our customers.  The potential liabilities associated with these events could exceed the insurance coverage we maintain.  Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities.  These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers.  A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations as well as lost revenues from business interruption as well as damage to our reputation.

Form 10-K Part I	Cincinnati Bell Inc.

In particular, from time to time, the islands of Hawaii experience severe weather conditions such as high winds and heavy rainfall and natural disasters such as earthquakes, volcanic eruptions and tsunami, which can overwhelm our employees, disrupt our services and severely damage our property.  Such disruptions in service and damage to property could materially harm our business, financial condition, results of operations or liquidity. Moreover, it is impossible to predict the extent to which climate change could cause extreme weather conditions to become more frequent or more extreme.

The Company depends on a number of third-party providers and the loss of or problems with one or more of these providers may impede the Company’s growth, cause it to lose customers or materially and adversely impact its business, financial condition, and results of operations.

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology, call center functions and certain accounting functions are performed by third-party providers and network equipment is purchased from and maintained by vendors, some of which providers and vendors are located outside of the United States. Additionally, certain installation services sold by our IT Services and Hardware segment are performed by third-party providers.

Events that adversely impact our third-party providers could impair our ability to obtain adequate and timely services or supplies. Such events include, among others, difficulties or problems associated with our third party providers’ business, the financial instability and labor problems of third party providers, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, such as the current conflict between Russia and Ukraine, economic conditions, shipment issues, and increased production costs. Our third-party providers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get necessary inventory to build the fiber network, result in disruptions to our operations, increase our costs and decrease our profitability.

Governments, public institutions and other organizations in countries and regions where cases of COVID-19 have been detected have taken certain emergency measures to combat its spread and impact, including implementation of travel bans, suspension of public transportation and closures of factories, schools, public buildings, businesses and other institutions. The loss of one or more of these third-party providers may result in an adverse effect on our ability to provide products and services to our customers. While the full impact of the COVID-19 outbreak is not yet known, potential effects on our business include disruptions to or restrictions on our third-party providers, suppliers and other vendors in our supply chain, including limitations on the ability of their employees to travel and temporary closures or reductions in the hours of their facilities or customer call centers.

As a result of the COVID-19 pandemic and its effects on our suppliers around the world, we have experienced shortages of certain inventory and capital assets, price increases and delays to the delivery of materials that have adversely impacted the Company’s financial condition and operations. The ultimate impact of these adverse events is unknown as of the date of this filing and will be determined based on the duration of the pandemic.  Additionally, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 or any similar outbreak.

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

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represent approximately 22% of the Company’s employees.  No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future.  If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement was subsequently amended in November 2021 and provides for (i) a five-year $400 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”),  (ii) a seven-year $500 million senior secured term loan facility (the “Term B-1 Loans”), and (iii) a seven-year $650 million senior secured term loan facility (the “Term B-2 Loans” and together with the Term B-1 Loans, the “Term Loans”). The Revolving Credit Facility matures in September 2026, and the Term Loans mature in November 2028. Borrowings under the Term Loans were used in part to refinance existing Company indebtedness and for working capital and general corporate purposes. At December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility, leaving $400.0 million available.

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

The Company’s debt instruments impose, and the terms of any future debt may impose, operating and other restrictions on the Company.  These restrictions affect, and in many respects limit or prohibit, among other things, the Company’s ability to:

•	incur additional indebtedness;
•	create liens;

Form 10-K Part I	Cincinnati Bell Inc.

•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	guarantee indebtedness;
•	declare or pay dividends or make other distributions to shareholders;
•	repurchase equity interests;
•	enter into agreements that restrict dividends or other payments from subsidiaries;
•	issue or sell capital stock of certain of our subsidiaries;
•	consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis; and
•	change our fiscal year.

The Credit Agreement also requires the Company to achieve and maintain compliance with specified financial ratios.

The restrictions contained in the terms of the Credit Agreement and our other debt instruments could:

•	limit the Company’s ability to plan for or react to market conditions or meet capital needs or otherwise restrict the Company’s activities or business plans; and
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

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations.  The Revolving Credit Facility has a maturity date of September 2026.  The Receivables Facility has a termination date of June 2024 and is subject to renewal every 364 days, with the next renewal occurring in June 2023.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios.  Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities.

Form 10-K Part I	Cincinnati Bell Inc.

As of December 31, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility, leaving $400.0 million in additional borrowing availability under this facility.  The $400.0 million available under the Revolving Credit Facility is funded by various financial institutions.  If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2021, the Company had a total borrowing capacity of $215.0 million on a maximum borrowing capacity of $215.0 million on our Receivables Facility.  At that date, there were $153.6 million of outstanding borrowings and $16.3 million of outstanding letters of credit.  The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit.  If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.  As of December 31, 2021, the Company had $45.1 million of borrowing capacity remaining under its Receivables Facility.

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

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity. The COVID-19 pandemic has resulted in an economic downturn, including difficulty to hire and retain staff and a decrease in consumer and commercial activity that may continue for an extended period of time. The current conflict between Russia and Ukraine may also create additional uncertainty in the economic environment and world securities markets. The Company’s primary source of cash is customer collections. As a result of current adverse economic conditions and uncertainty relating to the COVID-19 pandemic, some customers have cancelled or requested discounts on future contracted services or have had difficulty paying their accounts receivable. Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen. As a result of the negative economic impacts of the COVID-19 pandemic, the sales cycle has been lengthened, and could be further lengthened, due to business customers slowing spending and/or delaying decision-making on the Company’s products and services, which has adversely affected, and could further adversely affect, revenues. Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company. If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Form 10-K Part I	Cincinnati Bell Inc.

Adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ equity and liquidity.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees and certain former executives.  The Company also provides healthcare and group life insurance benefits for eligible retirees.  The Company’s Consolidated Balance Sheets indirectly reflect the value of all plan assets and benefit obligations under these plans.  The accounting for employee benefit plans is complex as is the process of calculating the benefit obligations under the plans.  Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the Company’s benefit obligations or a significant decrease of the asset values, without necessarily impacting the Company’s net income.  In addition, the Company’s benefit obligations could increase significantly if it needs to unfavorably revise the assumptions used to calculate the obligations.  These adverse changes could have a significant negative impact on the Company’s shareowners’ equity.  Additionally, the Company’s postretirement costs are adversely affected by increases in medical and prescription drug costs.  Further, if there are adverse changes to plan assets or if medical and prescription drug costs increase significantly, the Company could be required to contribute additional material amounts of cash to the plans or to accelerate the timing of required payments.

Growing inflation, supply chain disruption and other increased operating costs could materially and adversely affect our results of operations.

Global demand inflation, supply chain disruptions, interest rate increases, civil unrest, tariffs and government regulations, which are beyond our control, could adversely affect operating costs and administrative expenses such as wages, benefits, supplies and inventory costs, insurance costs and costs of borrowing. Any such increase could impact results of operations and cash flows if we do not choose, or are unable, to pass the increased costs to our customers.

We rely on a limited number of suppliers for capital purchases needed to construct the fiber network, the hardware resale business and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. In recent months, we have anticipated intermittent shortages of certain supplies from our standard vendors and, accordingly, we enhanced our sourcing procedures to identify alternative suppliers and bought in excess in order to avoid any actual shortages, albeit sometimes at additional cost. Increasingly during 2021, the delivery times were extended on certain inventory items utilized by the Network business and the hardware resale business but, through alternative sourcing, we have thus far avoided any significant disruptions. Shortages or interruptions in the supply chain could occur for reasons within or beyond the control of us and the supplier. Decreased fuel supplies are anticipated to increase fuel prices, which may adversely impact our transportation costs for the field technicians and third parties who are assisting us with the network build. Any shortage or interruption to our supply chain could reduce our sales and profit margins, which in turn may materially and adversely affect our business and results of operations.

Intellectual Property, Tax, Regulatory, and Litigation Risks

The Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets.

As of December 31, 2021, the Company had deferred tax assets of $342.2 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $223.6 million, and state and local net operating loss carryforwards of $34.7 million.  The Company has recorded a valuation allowance against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period.  The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources.  As a result of the merger, the Company’s net operating losses face potential limitation under Internal Revenue Code Section 382 and similar state provisions. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, including its net operating losses, the Company’s net income, shareowners’ deficit and future cash flows would be adversely affected.

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

At the federal level, the Company’s telecommunications services are subject to the Communications Act of 1934 as amended by the Telecommunications Act of 1996, including rules adopted by the Federal Communications Commission (“FCC”). In addition, certain aspects of the Company’s communications facilities and operations are subject to oversight by the Department of Justice and the Department of Defense relative to assessing and mitigating national security risks. Violations of the terms of the agreements with these agencies could result in the revocation of the Company’s FCC licenses which would affect its business operations in the future.  The Company’s submarine cable facilities and operations are also subject to requirements imposed by the national security and law enforcement agencies (e.g., the Departments of Justice, Defense and Homeland Security). At the state level, Cincinnati Bell Telephone Company LLC (“CBT”) operates as the incumbent local exchange carrier (“ILEC”) and carrier of last resort in portions of Ohio, Kentucky, and Indiana, while Hawaiian Telcom, Inc. (“HTI”) serves as the ILEC and carrier of last resort in Hawaii. As the ILEC in those states, these entities are subject to regulation by the Public Utilities Commissions in those states. Various regulatory decisions or initiatives at the federal or state level may from time to time have a negative impact on CBT’s and HTI’s ability to compete in their respective markets. In addition, although less heavily regulated than the Company’s ILEC operations, other subsidiaries are authorized to provide competitive local exchange service, long distance, and cable television service in various states, and consequently are also subject to various state and federal telecommunications and cable regulations that could adversely impact their operations.

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

The industry that the Company operates in faces a substantial risk of litigation, including, from time to time, patent infringement lawsuits, antitrust class actions, securities class actions, wage and hour class actions, personal injury claims and lawsuits relating to our advertising, sales, billing and collection processes. Additionally, while preventative measures such as social distancing, frequent hand washing and wearing personal protective equipment including masks and gloves are being taken by our field technicians, the risk of inadvertent transmission of COVID-19 through human interaction could still occur and result in litigation in states in which we operate. We may incur significant expenses in defending these lawsuits. In addition, we may be required to pay significant awards and settlements.

The Ohio legislature passed House Bill 606, which became effective December 16, 2020, providing for Qualified Civil Immunity due to COVID-19 from March 9, 2020, through September 30, 2021. The bill significantly limits legal exposure to Ohio businesses, which, absent a showing of reckless, intentional, or willful or wanton misconduct, would not be liable to customers, employees, or others for actions or omissions resulting in the exposure to, or transmission or contraction of, COVID-19. The bill also flatly bars class actions based in whole or in part on allegations that a health care provider, business, government entity, or person caused exposure to, or the transmission or contraction of COVID-19.  The bill expired on October 1, 2021 and has not been renewed as of the date of the filing.

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

The Company has incurred, and will continue to incur, substantial direct and indirect costs as a result of merger and acquisition activity.

The Company has incurred, and will continue to incur, significant costs, expenses and fees for professional advisors, printing and other transaction costs in connection with the Merger and other acquisition activity.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, the Company owned or maintained properties throughout the U.S., Canada and India. Our headquarters is located in Cincinnati, Ohio where we lease approximately 200,000 square feet for executive, administrative and business offices for the Company. In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in Canada and India for operations to support our IT Services and Hardware segment.

Our properties include copper and fiber warehouses and associated equipment in each of our local operating markets. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.

With regard to its Cincinnati Network operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, which are recorded as operating leases. The Company’s network assets include a fiber network warehouse, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we lease seven Company-run retail locations.

With regard to its Hawaii Network operations, the Company has properties consisting of both owned and leased properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business. Leased properties are recorded as operating leases.

With regard to the IT Services and Hardware operations, the majority of business and administrative offices are located in leased facilities, which are recorded as operating leases.

For additional information about the Company’s properties, see Note 5 to the consolidated financial statements.

Item 3. Legal Proceedings

The Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2021, cannot be reasonably determined.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, shares of Cincinnati Bell Common Stock and Preferred Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol CBB. As a result of the Merger, effective on September 7, 2021, the Company requested that the NYSE withdraw the shares of Cincinnati Bell Common Stock and Preferred Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Cincinnati Bell Common Stock and Preferred Stock are no longer listed on the NYSE. The number of shares outstanding of Cincinnati Bell Common Stock was 50.9 million and the number of shares outstanding of Cincinnati Bell Preferred Stock was 0.2 million at September 7, 2021. Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Additionally, the Company redeemed each of our issued and outstanding Depositary Shares simultaneously with the redemption of the 6 ¾% Preferred Shares at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 ¾% Preferred Share). Red Fiber Parent is the sole record holder of Cincinnati Bell Common Stock. No other shares remain issued and outstanding as of December 31, 2021.

Item 6. Selected Financial Data

Effective with the Merger and the subsequent filing of the Form 25, the Company no longer meets the definition of an SEC registrant and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2021 and the results of operations for the periods January 1, 2021 through September 7, 2021 (“Predecessor”), September 8, 2021 through December 31, 2021 (“Successor”) and the years ended December 31, 2020 and 2019. References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2021 through September 7, 2021 and the period from September 8, 2021 through December 31, 2021 separately, management views the Company’s operating results for the year ended December 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.

To enhance the analysis of our operating results for the periods presented, we have included a discussion of selected financial and operating data of the Predecessor and Successor on a combined basis for the year ended December 31, 2021. This presentation consists of the mathematical addition of selected financial and operating data of the Predecessor for the period from January 1, 2021 to September 7, 2021 plus the comparable financial and operating data of the Successor for the period from September 8, 2021 to December 31, 2021. There are no other adjustments made in the combined presentation. The mathematical combination of selected financial and operating data is included below under the heading "Combined Year Ended December 31, 2021" and this data is a non-GAAP presentation. Management believes that this selected financial and operating data provides investors with useful information upon which to assess our operating performance because the results of operations for a twelve-month period correspond to how we have reported our results in the past and how we will report our results in the future.

Acquisition by Red Fiber Parent LLC

On March 13, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent.

Upon completion of the Merger, Parent was deemed the accounting acquirer and Cincinnati Bell Inc. the accounting acquiree. Under the acquisition method of accounting, the assets and liabilities associated with Cincinnati Bell Inc. were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The capital contribution as a result of the Merger included cash from Parent in the amount of $1,716.1 million. These proceeds were used to pay on the date of the Merger (1) $807.3 million of consideration payable to Common Shareholders, including restricted stock awards that vested upon Closing Date to certain employees, (2) $155.2 million of consideration payable to Preferred Shareholders, (3) $658.2 million of existing debt and accrued interest under the Corporate Credit Agreement and (4) transaction costs of $44.0 million primarily related to legal costs and acquisition-related advisory fees associated with the Merger. The Company also incurred note issuance costs of $38.1 million related to the Credit Agreement entered into in connection with the Merger. The Note issuance costs were capitalized as a reduction to the outstanding debt balances or to “Other noncurrent assets” for costs associated with the Revolving Credit Facility due 2026. In addition, certain stock-based compensation awards were accelerated upon the Closing Date, which resulted in a nonrecurring expense of approximately $9.3 million recorded to SG&A in the Predecessor period.

Form 10-K Part II	Cincinnati Bell Inc.

Prior to entering into the Merger Agreement, the Company previously entered the Brookfield Merger Agreement with affiliates of Brookfield, the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into the Merger Agreement. In connection with the termination of the Brookfield Merger Agreement, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Consolidated Statements of Operations.

altafiber Brand

In March 2022, the Company announced that we will begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our Hawaiian Telcom business or IT Services business, which is branded as CBTS.

Executive Summary

Segment results described in the Executive Summary and Consolidated Results of Operations section are net of intercompany and intersegment eliminations.

Consolidated revenue for the combined Predecessor and Successor periods included within 2021 totaled $1,693.1 million, an increase of $133.3 million as compared to 2020 as strategic revenue growth in both segments offset declines in Legacy revenue. For the combined Predecessor and Successor periods included within 2021, Consumer/SMB Fiber revenue increased $27.2 million compared to 2020 as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $29.7 million compared to the prior year. IT Services and Hardware experienced revenue growth in all practices in 2021 compared to 2020, with the most significant growth in the Consulting practice in which revenue increased 53% for the combined Predecessor and Successor periods included within 2021 compared to the prior year.

Operating income for the combined Predecessor and Successor periods included within 2021 was $18.6 million, down $47.4 million compared to 2020. Revenue growth was more than offset by transaction and integration charges, higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value as of the Merger Date, and increased SG&A expenses primarily due to the accelerated vesting of certain stock-based awards on the Closing Date resulting in additional expense of $9.3 million. These increases were partially offset by lower restructuring and severance related charges in the combined Predecessor and Successor periods included within 2021 compared to 2020 due to the voluntary severance program (“VSP”) finalized in the three months ended March 31, 2020.

Loss before income taxes totaled $132.7 million for the combined Predecessor and Successor periods included within 2021 resulting in an increase in the loss of $51.6 million as compared to the prior year. Lower interest expense and pension and postretirement benefit plans expense in the combined Predecessor and Successor periods included within 2021 compared to 2020 was more than offset by the decrease in operating income and recording a loss on termination of interest rate swaps of $20.1 million in the Predecessor period of 2021 and loss on extinguishment of debt of $12.8 million in the combined Predecessor and Successor periods included within 2021.

Impact of COVID-19 on Our Business

The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption. As of the date of this filing, significant uncertainty continues to exist concerning the magnitude of the impact and duration of the COVID-19 pandemic. We continue to see logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products.  Additionally, access to skilled employees and contractors could create delays or increased costs in the planned build-out of the fiber network in both geographies. As a business with employees greater than 100 and who provides services to certain government agencies, we have been monitoring and will continue to monitor the requirements and necessity for compliance with vaccine mandates.

Form 10-K Part II	Cincinnati Bell Inc.

On March 13, 2020, in response to the COVID-19 pandemic, the Federal Communications Commission (“FCC”) called on broadband and telephone service providers to keep Americans connected as the country reacted to the serious disruptions caused by the coronavirus outbreak. Cincinnati Bell, on behalf of all of its affiliates, including Hawaiian Telecom, signed on to the Keep Americans Connected Pledge (“Pledge”) and committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. The impacts to revenue as a result of these commitments primarily occurred during the second quarter of 2020 and included a decline in revenue related to late payment fees and certain other one-time fees. The impacts to revenue as a result of these commitments were limited in the combined Predecessor and Successor periods included within 2021. The Pledge expired on June 30, 2020, and customer accounts in the Cincinnati market that were not cured were disconnected during the third and fourth quarters of 2020. Balances associated with disconnected accounts were fully reserved as of December 31, 2020 and were written off during the first quarter of 2021.

The majority of our operations have continued as usual as the services that we provide and the networks that we maintain are considered critical by local and state authorities in the geographies in which we operate. The Company started executing its business continuity plan in March of 2020 and transitioned employees who could execute their work remotely to work from home with little disruption and has implemented additional safety protocols for customer facing employees. In states in which employees are allowed to return to the office, the Company has implemented updated safety policies to ensure the safety of our employees and customers. As of December 31, 2021, a significant portion of our workforce continues to work from home.

In 2020, the Company leveraged certain benefits included in the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was enacted on March 27, 2020, including deferral of 2020 required pension plan contributions to the fourth quarter of 2020 and deferral of employer social security tax payments for wage payments subsequent to March 12, 2020 of approximately $5.0 million in each of the second, third and fourth quarters of 2020. The first payment was made in the fourth quarter of 2021 and the second payment of an equal amount will be made in the fourth quarter of 2022.

We expect the ultimate significance of the impact on our financial condition, results of operations, or cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic, effectiveness of the vaccine and timeliness that individuals receive the vaccine. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near term. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholder.

Consolidated Results of Operations

Revenue

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Revenue
Network	$297.3	$651.1	$948.4	$949.9	$974.1
IT Services and Hardware	257.1	487.6	744.7	609.9	562.6
Total revenue	$554.4	$1,138.7	$1,693.1	$1,559.8	$1,536.7

Network revenue decreased for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to the decline in Legacy revenue. In addition to Legacy revenue decline, Video revenue declined due to 4,700 fewer subscribers in Cincinnati and 3,100 fewer subscribers in Hawaii. Partially offsetting the revenue decline, Consumer/SMB Fiber data revenue increased $25.1 million compared to 2020 with internet subscriber growth in both the Cincinnati and Hawaii markets. Network revenue decreased in 2020 compared to 2019 primarily due to similar trends that impacted 2021 as well as decline of certain nonrecurring revenue as a result of the Company suspending late payment fees and reactivation fees as part of the Pledge.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware revenue increased for the combined Predecessor and Successor periods included within 2021 compared to the prior year due to revenue growth in each of the practices. The most significant contributor was the Consulting practice in which revenue increased by $103.1 million in the combined Predecessor and Successor periods included within 2021 compared to 2020. IT Services and Hardware revenue increased in 2020 compared to 2019 due to revenue growth in the Consulting and Communications practices. Cloud revenue declined due to lower revenue resulting from a certain customer insourcing certain cloud services. Lower Infrastructure Solutions revenue in 2020 compared to 2019 is due to a decline in hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services.

Operating costs

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Cost of services and products
Network	$135.5	$296.4	$431.9	$420.2	$445.0
IT Services and Hardware	166.6	323.1	489.7	381.8	339.6
Total cost of services and products	$302.1	$619.5	$921.6	$802.0	$784.6

Network costs increased for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to increases in operating taxes, contract services and operating materials. The increase in operating taxes is due to increased regulatory fees in addition to lower operating taxes in 2020 due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million in 2020. Contract services increased $3.6 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to outsourcing certain functions in the prior year as well as a significant general liability insurance claim incurred in each of the first and fourth quarters of 2021. The increase in operating materials is due to increased purchases associated with the expansion of our fiber network. These increases were partially offset by a decrease in payroll expense for the combined Predecessor and Successor periods included within 2021 compared to 2020 due to lower headcount as a result of the outsourcing certain functions in prior years and a one-time bonus incurred in the third quarter of 2020.

Network costs decreased in 2020 compared to 2019 primarily due to decreases in payroll related costs, video content costs, operating taxes and contract services. Lower payroll related costs are due to headcount reductions made during restructuring initiatives that were executed in the first quarter of 2020 and throughout 2019. In addition to restructuring initiatives, payroll related costs declined due to lower expense for healthcare and workers compensation benefits in 2020 compared to 2019.  Lower operating taxes are due to the release of a sales and use tax reserve in 2020 of $4.2 million due to favorable audit results in addition to a decrease in general excise tax. The decrease in contract services is driven by a one-time project for $1.6 million recognized in the fourth quarter of 2019.

IT Services and Hardware costs increased for the combined Predecessor and Successor periods included within 2021 and in 2020 compared to the same periods in the prior year primarily due to increases in payroll related costs and contractor costs associated with additional resources to support the growth in the Consulting and Communications practices. In addition, costs also increased in 2021 and 2020 compared to the comparable periods in the prior year due to increases in regulatory fees and software licensing costs. Higher software licenses costs were incurred to support the revenue growth in the Communications practice.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Selling, general, and administrative
Network	$58.9	$118.3	$177.2	$175.0	$179.1
IT Services and Hardware	50.8	104.2	155.0	148.5	153.3
Corporate	5.7	20.9	26.6	23.0	22.0
Total selling, general and administrative	$115.4	$243.4	$358.8	$346.5	$354.4

Form 10-K Part II	Cincinnati Bell Inc.

SG&A costs increased for the combined Predecessor and Successor periods included within 2021 compared to 2020 in both segments due to increased payroll related costs due to additional headcount. In addition, Network costs increased due to higher contract services costs for higher utilization of outside contractors on certain specialized projects, increased marketing expenses as the Company delayed certain marketing campaigns and promotional events in 2020 and other nonrecurring savings realized in 2020 as a result of cost containment strategies implemented to reduce the negative impact of the COVID-19 pandemic on the business. The increases in SG&A in both segments were partially offset by decreased bad debt expense of $8.1 million and $0.9 million in the Network and IT Services and Hardware segments, respectively, compared to the prior year due to updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in 2020 and favorable collections in 2021 in the Network segment. The increase in IT Services and Hardware SG&A costs was also partially offset by employee contract termination costs incurred in the first quarter of 2020 that did not recur in 2021.

SG&A costs decreased in both segments in 2020 compared to 2019 due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. Decreases in both segments were partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and incremental bonus expense recorded in the third quarter of 2020. The decrease in Network SG&A costs was also partially offset by an increase in contract services due to higher insurance costs.

Corporate SG&A costs increased for the combined Predecessor and Successor periods included within 2021 compared to 2020 driven largely by previously unrecognized compensation expense of $9.3 million that was accelerated upon the closing of the Merger for previously granted stock awards to officers, key employees and Non-Employee Directors that vested upon the Closing Date. This increase was partially offset by lower payroll related costs. Corporate SG&A costs increased in 2020 compared to the prior year driven largely by higher payroll related costs. Corporate SG&A costs in 2020 were also negatively impacted due to the Company no longer qualifying for a payroll tax benefit that was received in 2019.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Depreciation and amortization expense
Network	$113.0	$166.9	$279.9	$252.7	$255.8
IT Services and Hardware	31.4	27.9	59.3	40.6	48.9
Corporate	0.2	0.1	0.3	0.1	0.2
Total depreciation and amortization expense	$144.6	$194.9	$339.5	$293.4	$304.9

Depreciation and amortization expense increased for the combined Predecessor and Successor periods included within 2021 compared to the prior year in each of the segments primarily due to additional expense incurred in the Successor period related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value as of the Merger Date.

Network depreciation and amortization expense decreased in 2020 compared to 2019 primarily due to a decrease in assets placed in service in connection with the expansion of our fiber network. IT Services and Hardware depreciation and amortization expense decreased in 2020 compared to the prior year due to accelerated depreciation for certain network assets that were determined in the first quarter of 2019 to have a shorter useful life due to a change in customer requirements and were fully depreciated as of December 31, 2019 as well as certain property, plant and equipment reaching the end of its useful life in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Other operating costs
Restructuring and severance related charges	$0.6	$1.2	$1.8	$16.9	$6.9
Transaction and integration costs	0.8	54.8	55.6	35.0	12.8
Gain on sale of assets, net	—	(2.8)	(2.8)	—	—
Total other operating costs	$1.4	$53.2	$54.6	$51.9	$19.7

Restructuring and severance charges recorded in the combined Predecessor and Successor periods included within 2021 are primarily due to initiatives to reduce and contain costs in the IT Services and Hardware segment. Restructuring and severance charges recorded in 2020 are primarily related to a VSP for certain bargained and management employees in an effort to reduce costs associated with our copper field and network operations in the Network segment. Restructuring and severance charges of $4.9 million recorded in 2019 in the Network segment are primarily related to a severance program for certain management employees as the Company continued its efforts to streamline Cincinnati and Hawaii operations. The IT Services and Hardware segment also recorded restructuring and severance charges of $2.0 million in 2019 associated with initiatives to reduce and contain costs as well as headcount reductions as a result of insourcing initiatives by one of our significant customers.

Transaction and integration costs, recorded as a Corporate expense, for the combined Predecessor and Successor periods included within 2021 are primarily associated with the Merger. The Company elected to record all expenses that were triggered by the transaction closing in the Predecessor period. Included in transaction and integration costs in the Predecessor period of 2021 are legal and financial advisory costs of $44.0 million that were paid on the Merger Date as well as $2.4 million of costs incurred prior to the Merger Date, transaction-related bonuses of $5.3 million, and severance associated with a change of control termination in an employee contract of $2.9 million. Other transaction costs recorded in the combined Predecessor and Successor periods included within 2021 are related to the Merger as well as other projects. Transaction and integration costs incurred in 2020, recorded as a Corporate expense, are primarily due to $24.8 million paid to an affiliate of Brookfield to terminate the Brookfield Merger Agreement in the first quarter of 2020. The Company also incurred transaction and integration costs in 2020 associated with the Merger. Transaction and integration costs incurred in 2019 are primarily due to the Brookfield Merger Agreement entered into in the fourth quarter of 2019.

The gain on sale of assets, net recorded in the Predecessor period of 2021 is related to the sale and leaseback of a building in the IT Services and Hardware segment.

Non-operating expenses (income)

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Non-operating costs
Interest expense	$28.3	$89.1	$117.4	$134.2	$139.6
Other components of pension and postretirement benefit plans (benefit) expense	(4.7)	6.4	1.7	14.1	11.2
Loss on extinguishment of debt, net	2.1	10.7	12.8	—	—
Other (income) expense, net	(0.3)	19.7	19.4	(1.2)	(0.5)
Income tax benefit	(7.3)	(16.9)	(24.2)	(25.5)	(10.6)

Form 10-K Part II	Cincinnati Bell Inc.

Interest expense decreased for the combined Predecessor and Successor periods included within 2021 compared to 2020 primarily due to the extinguishment of the Tranche B Term Loan due 2024 in connection with the Merger, the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021, the termination of the interest rate swaps in the Predecessor period of 2021, and the decrease in LIBOR rates. These decreases were partially offset by the issuance of the Term B-1 Loans in connection with the Merger as well as the $350 million incremental increase to the Term B-1 Loans and issuance of the Term B-2 Loans in the fourth quarter of 2021.

Interest expense decreased in 2020 compared to 2019 due to the decrease in LIBOR rates.

Loss on extinguishment of debt recorded in the Predecessor period of 2021 is due to the termination of the Company’s former Corporate Credit Agreement in connection with the Merger. Loss on extinguishment of debt recorded in the Successor period is due to the termination of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025.

Other components of pension and postretirement benefit plans expense decreased for the combined Predecessor and Successor periods included within 2021 compared to 2020 due to remeasuring the pension and postretirement projected benefit obligations, actuarial gains (losses) and prior service costs (benefits) as of the Merger Date.

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

Income tax expense fluctuates based on changes in income from continuing operations before income taxes, adjusted for non-deductible expenses, as well as rate changes. In periods without material tax law changes, the Company expects its effective tax rate to exceed statutory rates due to non-deductible expenses. Non-deductible transaction costs, related primarily to the Merger and Brookfield Merger Agreement, were $19.1 and $33.3 million in the combined Predecessor and Successor period included within 2021 and in 2020, respectively. In addition, changes in the valuation allowance impact income tax expense. In 2020, substantially all of the $16.6 million of valuation allowances that were recorded as of December 31, 2019 on deferred tax assets relating to non-deductible interest were released. This was the result of a favorable tax provision in the CARES Act, which was enacted in March 2020. Section 163(j) of the Internal Revenue Code was amended to increase the deduction limit for interest expense. Valuation allowances on state NOLs decreased by $6.0 million in 2021 compared to 2020 due primarily to the expiration of the NOLs to which they related.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the years ended December 31, 2021, 2020 and 2019, we operated two business segments:  Network, previously referred to as Entertainment and Communications, and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Network

The Network segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu.

Consumer/SMB Fiber products include high-speed internet access, voice lines and video. The Company is able to deliver speeds of up to 30 megabits or more to approximately 80% of Greater Cincinnati and up to 20 megabits or more to approximately 55% of Hawaii’s total addressable market.

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

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Revenue:
Data	$156.2	$334.6	$490.8	$479.4	$475.0
Video	60.4	131.8	192.2	193.8	203.0
Voice	76.4	177.3	253.7	262.8	284.9
Other	10.8	20.5	31.3	33.6	32.8
Total Revenue	303.8	664.2	968.0	969.6	995.7
Operating costs and expenses:
Cost of services and products	138.2	301.2	439.4	427.4	450.4
Selling, general and administrative	58.9	118.3	177.2	175.0	179.1
Depreciation and amortization	113.0	166.9	279.9	252.7	255.8
Restructuring and severance charges	—	(0.5)	(0.5)	14.8	4.9
Total operating costs and expenses	310.1	585.9	896.0	869.9	890.2
Operating (loss) income	$(6.3)	$78.3	$72.0	$99.7	$105.5
Operating margin	(2.1)%	11.8%	7.4%	10.3%	10.6%
Capital expenditures	$113.1	$149.3	$262.4	$200.0	$201.3

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor	Predecessor	Change	% Change	Predecessor	Change	% Change
Metrics information (in thousands):	December 31, 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020	December 31, 2019	2020 vs. 2019	2020 vs. 2019
Cincinnati
Fioptics
Data
Internet FTTP*	261.3	239.9	21.4	9%	219.2	20.7	9%
Internet FTTN*	21.7	26.7	(5.0)	(19)%	31.4	(4.7)	(15)%
Total Fioptics Internet	283.0	266.6	16.4	6%	250.6	16.0	6%
Video
Video FTTP	106.0	107.6	(1.6)	(1)%	112.7	(5.1)	(5)%
Video FTTN	17.3	20.4	(3.1)	(15)%	22.4	(2.0)	(9)%
Total Fioptics Video	123.3	128.0	(4.7)	(4)%	135.1	(7.1)	(5)%
Voice
Fioptics Voice Lines	101.2	103.8	(2.6)	(3)%	106.8	(3.0)	(3)%
Fioptics Units Passed
Units passed FTTP	530.8	499.6	31.2	6%	484.8	14.8	3%
Units passed FTTN	128.3	137.4	(9.1)	(7)%	138.6	(1.2)	(1)%
Total Fioptics units passed	659.1	637.0	22.1	3%	623.4	13.6	2%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	7,232	6,566	666	10%	5,228	1,338	26%
Legacy
Data
DSL	52.1	61.9	(9.8)	(16)%	64.0	(2.1)	(3)%
Voice
Legacy Voice Lines	155.3	175.1	(19.8)	(11)%	196.8	(21.7)	(11)%

*Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor	Predecessor	Change	% Change	Predecessor	Change	% Change
Metrics information (in thousands):	December 31, 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020	December 31, 2019	2020 vs. 2019	2020 vs. 2019
Hawaii
Consumer / SMB Fiber
Data
Internet FTTP*	65.7	59.8	5.9	10%	55.4	4.4	8%
Internet FTTN*	8.6	11.0	(2.4)	(22)%	12.8	(1.8)	(14)%
Total Consumer / SMB Fiber Internet	74.3	70.8	3.5	5%	68.2	2.6	4%
Video
Video FTTP	29.4	30.2	(0.8)	(3)%	30.6	(0.4)	(1)%
Video FTTN	8.1	10.4	(2.3)	(22)%	12.1	(1.7)	(14)%
Total Consumer / SMB Fiber Video	37.5	40.6	(3.1)	(8)%	42.7	(2.1)	(5)%
Voice
Consumer / SMB Fiber Voice Lines	28.0	29.5	(1.5)	(5)%	30.0	(0.5)	(2)%
Consumer / SMB Fiber Units Passed **
Units passed FTTP	215.0	184.3	30.7	17%	173.5	10.8	6%
Units passed FTTN	64.3	70.0	(5.7)	(8)%	72.9	(2.9)	(4)%
Total Consumer / SMB Fiber units passed	279.3	254.3	25.0	10%	246.4	7.9	3%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,407	4,021	386	10%	3,651	370	10%
Legacy
Data
DSL	30.1	36.8	(6.7)	(18)%	42.9	(6.1)	(14)%
Voice
Legacy Voice Lines	137.2	160.1	(22.9)	(14)%	177.1	(17.0)	(10)%

*	Fiber to the Premise (FTTP), Fiber to the Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighbor islands

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor			Predecessor			Non-GAAP Combined
	September 8, 2021 to December 31, 2021			January 1, 2021 to September 7, 2021			Twelve Months Ended December 31, 2021
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$62.3	$13.1	$75.4	$127.3	$28.1	$155.4	$189.6	$41.2	$230.8
Video	49.3	11.1	60.4	106.9	24.9	131.8	156.2	36.0	192.2
Voice	10.7	3.5	14.2	23.7	7.9	31.6	34.4	11.4	45.8
Other	2.2	—	2.2	2.6	—	2.6	4.8	—	4.8
Total Consumer / SMB Fiber	124.5	27.7	152.2	260.5	60.9	321.4	385.0	88.6	473.6
Enterprise Fiber
Data	27.1	13.9	41.0	57.8	29.3	87.1	84.9	43.2	128.1
Legacy
Data	24.9	14.9	39.8	59.1	33.0	92.1	84.0	47.9	131.9
Voice	31.0	31.2	62.2	72.9	72.8	145.7	103.9	104.0	207.9
Other	4.2	4.4	8.6	9.0	8.9	17.9	13.2	13.3	26.5
Total Legacy	60.1	50.5	110.6	141.0	114.7	255.7	201.1	165.2	366.3
Total Network revenue	$211.7	$92.1	$303.8	$459.3	$204.9	$664.2	$671.0	$297.0	$968.0

	Predecessor			Predecessor
	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Consumer / SMB Fiber *
Data	$169.6	$36.1	$205.7	$155.4	$32.1	$187.5
Video	155.5	38.3	193.8	159.5	43.5	203.0
Voice	34.0	10.9	44.9	36.8	10.9	47.7
Other	1.3	0.7	2.0	1.5	0.7	2.2
Total Consumer / SMB Fiber	360.4	86.0	446.4	353.2	87.2	440.4
Enterprise Fiber
Data	86.0	41.2	127.2	84.9	39.4	124.3
Legacy
Data	94.6	51.9	146.5	103.4	59.8	163.2
Voice	113.3	104.6	217.9	126.1	111.1	237.2
Other	15.6	16.0	31.6	14.1	16.5	30.6
Total Legacy	223.5	172.5	396.0	243.6	187.4	431.0
Total Network revenue	$669.9	$299.7	$969.6	$681.7	$314.0	$995.7

*Represents Fioptics in Cincinnati.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Cincinnati Fioptics and Hawaii Consumer/SMB Fiber (collectively, "Consumer/SMB Fiber")

Consumer/SMB Fiber revenue increased $27.2 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base. In addition, low consumer churn in 2021 compared to 2020 has also contributed to the increased internet subscriber base. The Average Revenue Per User (“ARPU”) for the combined Predecessor and Successor periods included within 2021 increased for internet in both Cincinnati and Hawaii by 5% and 8%, respectively, compared to 2020, primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased for the combined Predecessor and Successor periods included within 2021 compared to the prior year in both Cincinnati and Hawaii by 5% and 3%, respectively, which partially offset the decline in subscribers. Video ARPU increases are related to price increases as well as change in the mix of subscribers. Voice revenue increased for the combined Predecessor and Successor periods included within 2021 compared to 2020 due to revenue associated customer surcharges related to increased regulatory fees which more than offset the decline in voice subscribers. Other revenue increased for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to revenue associated with fiber build projects in Cincinnati. Consumer/SMB Fiber revenue was also unfavorably impacted in 2020 due to a decline in certain nonrecurring revenue as a result of the Company’s participation in the Pledge that expired June 30, 2020.

Consumer/SMB Fiber revenue increased $6.0 million in 2020 compared to the same period in 2019 primarily due to similar trends that impacted 2021. In addition, ARPU for 2020 increased for internet in both Cincinnati and Hawaii by 3% and 9%, respectively, compared to 2019, primarily due to price increases for internet. Revenue in 2020 was also negatively impacted by a decline in non-recurring revenue due to COVID-19 and the Company’s participation in the Pledge.

Enterprise Fiber

Enterprise Fiber revenue increased by $0.9 million for the combined Predecessor and Successor periods included within 2021 compared to the comparable period in 2020 as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 10%  increase in Ethernet Bandwidth in both Cincinnati and Hawaii compared to the prior year. The increase to revenue from additional customers switching to fiber solutions was partially offset by pricing pressures to provide higher speeds at a lower cost. Enterprise Fiber revenue increased by $2.9 million in 2020 compared to 2019 due to similar trends that impacted 2021. Ethernet Bandwidth increased in 2020 by 26% and 10% in Cincinnati and Hawaii, respectively, as compared to the prior year.

Legacy

Legacy revenue decreased for the combined Predecessor and Successor periods included within 2021 compared to 2020 due to the decline in voice lines and DSL subscribers. Voice lines declined 11% and 14% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 16% and 18% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2021 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Legacy revenue decreased in 2020 compared to 2019 due to the decline in voice lines and DSL subscribers and other similar trends that impacted 2021. Voice lines declined 11% and 10% in Cincinnati and Hawaii, respectively, and DSL subscribers decreased by 3% and 14% in Cincinnati and Hawaii, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Operating Costs and Expenses

Cost of services and products increased $12.0 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 due primarily to increases in operating taxes, contract services and operating materials which were partially offset by a decrease in payroll related costs. Operating taxes increased $11.7 million primarily due to increased regulatory fees in addition to lower operating taxes in 2020 due to favorable audit results that resulted in a nonrecurring benefit of $4.2 million in 2020. Contract services increased $3.6 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to outsourcing certain functions in the prior year as well as a significant general liability insurance claim incurred in each of the first and fourth quarters of 2021. Operating materials increased $2.1 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 as a result of increased purchases associated with the expansion of our fiber network. Payroll related costs decreased $4.2 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to lower headcount as a result of restructuring activities executed in prior years in addition to higher bonus expense recorded in the third quarter of 2020 associated with a one-time bonus awarded to employees for their efforts during COVID-19.

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

SG&A expenses increased $2.2 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year due to increased payroll related costs of $2.0 million due to additional headcount, higher contract services costs of $2.4 million for higher utilization of outside contractors on certain specialized projects, increased marketing expenses of $3.7 million as the Company delayed certain marketing campaigns and promotional events in 2020 and other nonrecurring savings realized in 2020 as a result of cost containment strategies implemented to reduce the negative impact of the COVID-19 pandemic on the business. The increase in SG&A expenses was partially offset by a decrease in bad debt expense of $8.1 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 as a result of updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in 2020 as well as focus on collection efforts and favorable resolution of reserved balances in the first quarter of 2021 associated with a customer that filed for bankruptcy in a prior period.

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

Depreciation and amortization expenses increased $27.2 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 primarily due to additional expense incurred in the Successor period related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value. Depreciation and amortization expenses decreased in 2020 compared to the prior year primarily due to a decrease in assets placed in service during 2020 in connection with the expansion of our fiber network.

Restructuring and severance charge reversals recorded in the Predecessor period of 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020. Restructuring and severance charges recorded in 2020 are primarily related to a VSP for certain bargained and management employees in an effort to continue to reduce costs associated with our copper field and network operations. Restructuring and severance charges recorded in 2019 are related to a severance program for certain management employees as the Company continued its efforts to streamline operations between Cincinnati and Hawaii.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Capital Expenditures

	Successor
	September 8, 2021 to December 31, 2021
(dollars in millions)	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$30.0	$12.4	$42.4
Installation	14.7	8.7	23.4
Other	2.9	0.6	3.5
Total Consumer / SMB Fiber	47.6	21.7	69.3
Enterprise Fiber	5.8	5.3	11.1
Other	18.2	14.5	32.7
Total Network capital expenditures	$71.6	$41.5	$113.1

	Predecessor
	January 1, 2021 to September 7, 2021
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$22.3	$16.7	$39.0
Installation	30.6	9.5	40.1
Other	3.3	0.4	3.7
Total Consumer / SMB Fiber	56.2	26.6	82.8
Enterprise Fiber	14.5	9.6	24.1
Other	19.4	23.0	42.4
Total Network capital expenditures	$90.1	$59.2	$149.3

	Non-GAAP Combined
	Twelve Months Ended December 31, 2021
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$52.3	$29.1	$81.4
Installation	45.3	18.2	63.5
Other	6.2	1.0	7.2
Total Consumer / SMB Fiber	103.8	48.3	152.1
Enterprise Fiber	20.3	14.9	35.2
Other	37.6	37.5	75.1
Total Network capital expenditures	$161.7	$100.7	$262.4

	Predecessor
	Twelve Months Ended December 31, 2020
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$21.9	$14.5	$36.4
Installation	32.9	14.7	47.6
Other	10.7	0.9	11.6
Total Consumer / SMB Fiber	65.5	30.1	95.6
Enterprise Fiber	14.0	11.0	25.0
Other	35.3	44.1	79.4
Total Network capital expenditures	$114.8	$85.2	$200.0

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Predecessor
	Twelve Months Ended December 31, 2019
	Cincinnati	Hawaii	Total
Consumer / SMB Fiber capital expenditures *
Construction	$25.3	$9.4	$34.7
Installation	45.1	14.2	59.3
Other	10.6	1.3	11.9
Total Consumer / SMB Fiber	81.0	24.9	105.9
Enterprise Fiber	14.6	9.4	24.0
Other	39.4	32.0	71.4
Total Network capital expenditures	$135.0	$66.3	$201.3

*Represents Fioptics in Cincinnati

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. The Company is focused on building FTTP addresses, and during the combined Predecessor and Successor periods included within 2021, we passed 31,200 FTTP addresses in Cincinnati.  As of December 31, 2021, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to 659,100 residential and commercial addresses, or 80% of our operating territory in Cincinnati.

Cincinnati construction capital expenditures increased $30.4 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 primarily due to passing more addresses in 2021 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. The increase in Consumer/SMB Fiber units passed in 2021 was partially offset due to decommissioning a legacy video platform, thereby disqualifying approximately 13,200 addresses. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the combined Predecessor and Successor periods included within 2021, Cincinnati installation expenditures increased $12.4 million compared to the prior year primarily due to higher volume of CPE purchased and to a lesser extent increased purchases of materials used for installations.

Cincinnati construction capital expenditures decreased $3.4 million in 2020 compared to 2019 primarily due to the timing of capital expenditures. Cincinnati installation expenditures decreased $12.2 million in 2020 compared to the prior year primarily due to lower volume of CPE purchased. The decrease was also impacted by decreased labor hours due to fewer video installations compared to 2019.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure that we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $6.3 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to increased spend associated with a scheduled network refresh project in addition to fiber build projects. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $14.6 million for the combined Predecessor and Successor periods included within 2021 and $5.1 million in 2020 as compared to the same periods in the prior year due to building out 25,000 and 7,900 new addresses in 2021 and 2020, respectively, primarily in rural areas and on the neighbor islands. In addition, construction costs incurred for Connect America Fund (“CAF”) addresses totaled $7.9 million in the combined Predecessor and Successor periods included within 2021 compared to $6.7 million in 2020 and $5.0 million in 2019. Hawaii installation capital expenditures increased $3.5 million for the combined Predecessor and Successor periods included within 2021 and $0.5 million in 2020 as compared to the comparable periods in the prior year primarily due to increased internet installations on the neighbor islands. The increase in 2020 compared to 2019 was also impacted by the timing of payments. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as designing and building a solution, using either the customer's existing infrastructure or new cloud-based options that transform the way the customer does business.

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

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020	December 31, 2019
Revenue:
Consulting	$105.5	$193.6	$299.1	$196.0	$152.6
Cloud	31.9	66.4	98.3	86.2	92.1
Communications	68.5	149.1	217.6	215.0	198.7
Infrastructure Solutions	53.4	83.3	136.7	119.4	124.0
Total revenue	259.3	492.4	751.7	616.6	567.4
Operating costs and expenses:
Cost of services and products	172.3	335.6	507.9	400.0	359.6
Selling, general and administrative	51.0	104.8	155.8	149.4	154.3
Depreciation and amortization	31.4	27.9	59.3	40.6	48.9
Restructuring and severance related charges	0.6	1.7	2.3	2.0	2.0
Gain on sale of assets, net	—	(2.8)	(2.8)	—	—
Total operating costs and expenses	255.3	467.2	722.5	592.0	564.8
Operating income	$4.0	$25.2	$29.2	$24.6	$2.6
Operating margin	1.5%	5.1%	3.9%	4.0%	0.5%
Capital expenditures	$13.9	$15.9	$29.8	$23.5	$22.4

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Successor	Predecessor	Change	% Change	Predecessor	Change	% Change
Metrics information:	December 31, 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020	December 31, 2019	2020 vs. 2019	2020 vs. 2019
Consulting
Billable Resources	2,385	1,665	720	43%	1,034	631	61%

Communications
NaaS Locations	10,640	5,691	4,949	87%	4,047	1,644	41%
SD - WAN Locations	7,174	3,191	3,983	n/m	2,197	994	45%
Hosted UCaaS Profiles*	302,766	281,000	21,766	8%	274,654	6,346	2%

*Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware revenue for the combined Predecessor and Successor periods included within 2021 increased $135.1 million compared to 2020. Consulting revenue is the most significant contributor in which revenue increased $103.1 million in the combined Predecessor and Successor periods included within 2021 as compared to the prior year due to obtaining new projects throughout 2020 and 2021 which continue to bill and grow. Cloud revenue increased $12.1 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 due primarily to providing ongoing monitoring and management services to new customers obtained in 2020 that continued to bill in 2021 in addition to an increase in professional services projects. Communications revenue increased $2.6 million for the combined Predecessor and Successor periods included within 2021 compared to the same period in the prior year. The increase in revenue as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations was partially offset by the decline in legacy communications revenue. The increase in Infrastructure Solutions revenue is due primarily to increased hardware sales in addition to revenue associated with professional services projects.

IT Services and Hardware revenue increased $49.2 million in 2020 compared to the same period in the prior year due to increased revenue in the Consulting and Communications practices. Consulting revenue increased due to obtaining new projects throughout 2019 which continued to bill and grow in 2020. Communications revenue increased in 2020 due to customer migrations to newer technologies in addition to being favorably impacted as certain customers required additional non-recurring services to mitigate the issues caused by the COVID-19 pandemic on their businesses. The decline in legacy Communications revenue partially offset these increases. Infrastructure Solutions revenue decreased $4.6 million in 2020 compared to the prior year primarily due to the decline in hardware sales partially due to the impacts of COVID-19 and customers migrating to managed services. Cloud revenue decreased due to less revenue generated from professional services projects in addition to lower revenue of $4.9 million contributed by a certain customer in 2020 compared to 2019 due to their decision to insource certain cloud services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $107.9 million for the combined Predecessor and Successor periods included within 2021 compared to 2020 due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees. In the combined Predecessor and Successor periods included within 2021, the increases in payroll related costs of $15.3 million and contractor costs of $86.4 million as compared to the prior year are due to additional headcount to support the growth in the Communications and Consulting practices. Primarily as a result of the consulting projects obtained in 2020 and 2021 that have continued to grow, billable resources increased by 720 persons compared to December 31, 2020. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

Cost of services and products increased $40.4 million in 2020 compared to the prior year due to increases in payroll related costs, contractor costs, software licensing costs and regulatory fees as a result of similar trends that impacted 2021. In addition, payroll related costs increased in 2020 compared to 2019 due to a one-time bonus awarded to employees for their efforts during COVID-19.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

SG&A expenses increased $6.4 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to an increase in payroll related costs due to additional headcount. The increase was partially offset by employee contract termination costs incurred in the first quarter of 2020 that did not recur in 2021 in addition to a decrease in bad debt expense due to updating our estimate of the expected impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables in 2020.

SG&A expenses decreased $4.9 million in 2020 compared to 2019 primarily due to cost containment strategies taken in 2020 to reduce the negative impact of the COVID-19 pandemic on the business. This was partially offset by an increase in bad debt expense due to updating our estimate of the impact of the economic downturn associated with the COVID-19 pandemic on the Company’s receivables and a one-time bonus awarded to employees in the third quarter of 2020. In addition, employee contract termination costs incurred in the first quarter of 2020 partially offset the decrease in 2020 compared to 2019.

Depreciation and amortization expense increased $18.7 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year due to additional expense incurred in the Successor period related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

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

Restructuring and severance charges recorded in the combined Predecessor and Successor periods included within 2021 and the years ended December 31, 2020 and 2019 are associated with initiatives to reduce and contain costs. In addition, restructuring and severance charges recorded in the second quarter of 2019 are related to insourcing initiatives by one of our significant customers.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the combined Predecessor and Successor periods included within 2021 were primarily related to projects supporting the Cloud and Communications practice. In addition to success-based projects, the Company incurred $5.0 million in capital expenditures for implementation work associated with internal software projects in the combined Predecessor and Successor periods included within 2021.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to acquisition transactions. Corporate costs totaled $82.5 million in the combined Predecessor and Successor periods included within 2021, $58.3 million in 2020 and $35.0 million in 2019.

Corporate costs increased by $24.2 million in the combined Predecessor and Successor periods included within 2021 as compared to 2020 primarily due to higher transaction and integration costs of $20.6 million in addition to increased bonus expense for certain stock-based compensation awards that were accelerated upon the Merger Date. Corporate costs increased by $23.3 million in 2020 compared to 2019 due to an increase in transaction and integration costs of $22.2 million and higher payroll related costs.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. The Company generated cash flows from operations of $167.7 million in the combined Predecessor and Successor periods included within 2021 and $206.1 million and $259.1 million for the years ended December 31, 2020 and 2019, respectively.

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

In connection with the Merger, at the Effective Time, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility due 2026”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility due 2026 matures in September 2026 and the Term B-1 Loans mature in September 2028. Borrowings under the Term B-1 Loans were used to refinance existing company indebtedness, finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, and for working capital and general corporate purposes. The Company capitalized $32.0 million of costs incurred as a result of the Term B-1 Loans as a reduction of debt. In addition, $6.1 million of costs incurred as a result of the Revolving Credit Facility due 2026 were capitalized and recorded in “Other noncurrent assets.”

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility due 2026, increasing the total commitments under the Revolving Credit Facility due 2026 to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility due 2026. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR. As a result of the Amendment No. 1, the Company incurred deferred financing costs of $4.3 million and $9.7 million related to the Incremental Term B-1 Loans Increase and the Term B-2 Loans, respectively, and capitalized the amounts as a reduction to the outstanding debt balances. In addition, $1.3 million of costs incurred related to increasing the capacity of the Revolving Credit Facility due 2026 were capitalized and recorded in “Other noncurrent assets.”

The Credit Agreement has a financial covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 5.75 to 1.00 when the utilization under the Revolving Credit Facility due 2026 exceeds 35%. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility due 2026 would be available until the default was waived or cured. See Item 1A. Risk Factors in this Form 10-K where a more in-depth explanation of default consequences appears.

Form 10-K Part II	Cincinnati Bell Inc.

The Term B-1 Loans and Term B-2 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility due 2026, except that a breach of the financial covenants will not result in an event of default under the Term B-2 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility due 2026 have terminated their commitments under the Revolving Credit Facility due 2026 and accelerated the loans then outstanding under the Revolving Credit Facility due 2026 in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Capital expenditures increased $68.6 million for the combined Predecessor and Successor periods included within 2021 compared to the prior year primarily due to the increase in the Network segment as a result of increased construction and installation capital expenditures associated with the expansion of our fiber network. Capital expenditures decreased $0.2 million in 2020 compared to the same period in 2019. The increase in expenditures in the IT Services and Hardware segment was more than offset by the decrease in expenditures in the Network segment due to timing of CPE utilized for installations as well as deferring certain projects to 2021.

Interest payments were $135.6 million for the combined Predecessor and Successor periods included within 2021 and $125.5 million and $129.3 million in 2020 and 2019, respectively. Interest payments increased for the combined Predecessor and Successor periods included within 2021 compared to 2020 primarily due to the payment of accrued interest associated with the extinguishment of the 2024 Notes and 2025 Notes in the fourth quarter of 2021. The increase was partially offset by the decrease in interest payments related to the Tranche B Term Loan due 2024 and interest rate swaps that were extinguished in connection with the Merger in addition to the decrease in interest rates. Interest payments decreased in 2020 compared to the prior year primarily due to the decrease in interest rates. As a result of the decrease in the LIBOR rate in 2020, the Company’s variable-rate borrowings under the Tranche B Term Loan due 2024 and Receivables Facility were utilizing the LIBOR rate floor according to the terms of each agreement. Our contractual debt maturities in 2022, including finance lease obligations and other financing arrangements, are $20.4 million and associated contractual interest payments are expected to be approximately $60 million.

As of December 31, 2021, we had $450.7 million of short-term liquidity, comprised of $5.6 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility due 2026 and $45.1 million available under the Company’s accounts receivables securitization facility (“Receivables Facility”). In the second quarter of 2022, the Company expects to use a portion of this liquidity to fund the cash consideration of approximately $65 million associated with the pending acquisition of Agile Network Builders as well as fund a Joint Venture with the State of Ohio for an amount of approximately $2 million.

In the second quarter of 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. The amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%. Capacity on the Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore, if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. While we expect to continue to renew the Receivables Facility, we would be required to use cash, our Revolving Credit Facility due 2026, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company believes that its cash on hand, cash generated from operations and available funding under its credit facilities will be adequate to meet its cash requirements for the next 12 months.

Long-term view, including debt covenants

As of December 31, 2021, the Company had $1,448.6 million of outstanding indebtedness and an accumulated deficit of $27.2 million. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2028. In addition, we have ongoing obligations to fund our qualified pension plans. Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2021, the Company was in compliance with the Credit Agreement covenants and ratios.

Certain of our variable-rate debt, including debt under the Receivables Facility and Paniolo fiber assets financing arrangement, uses LIBOR as one of the benchmarks for establishing the rate of interest. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in the future or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

While the Company is no longer a SEC registrant or issuer following the merger transaction, certain covenants included in the 7 ¼% Notes due 2023 and the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC. Subsequent to September 30, 2021, the Company filed an extension with the SEC to extend the filing deadline from November 15, 2021, the required filing date for a non-accelerated filer, to November 22, 2021. However, due to the auditor transition, complexities of purchase accounting and reporting Predecessor and Successor periods, the Company’s periodic report on the Form 10-Q was not filed timely causing the Company to no longer be in compliance with these reporting requirements. The Company subsequently filed the Form 10-Q for the period ending September 30, 2021 with the SEC on May 13, 2022.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2026 and its Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities during the combined Predecessor and Successor periods included within 2021 was $167.7 million, a decrease of $38.4 million compared to 2020. The decrease is due primarily to increased transaction and integration costs of $10.5 million, loss on termination of interest rate swaps of $20.1 million and unfavorable working capital, partially offset by cash receipt in the third quarter of 2021 for a long term revenue contract that was paid in advance, as well as lower restructuring and severance payments in 2021 compared to the same period in the prior year.

Cash provided by operating activities during 2020 was $206.1 million, a decrease of $53.0 million compared to 2019. The decrease was due primarily to increased transaction and termination costs and increased cash outflow due to working capital compared to the same period in the prior year. Increased cash outflow due to working capital is partially due to $44.7 million of accounts receivables sold on the Receivables Facility as of December 31, 2019, and no outstanding balance of accounts receivables sold as of December 31, 2020, as well as increased days sale outstanding in 2020 due to COVID-19 and the Pledge.

Cash flows from investing activities

Cash used in investing activities during the combined Predecessor and Successor periods included within 2021 totaled $1,955.3 million. Cash used in investing activities in the Successor period includes $1,620.7 million related to consideration transferred associated with the Merger Agreement. Consideration transferred includes payments to Common Shareholders, payments to Preferred Shareholders, and the extinguishment of existing debt and accrued interest under the Corporate Credit Agreement. In addition, cash used in investing activities for the combined Predecessor and Successor periods included within 2021 includes the acquisition of fiber assets from the Paniolo Cable Company, LLC (the “Paniolo Acquisition”) for $52.2 million and increased capital expenditures of $68.6 million compared to 2020.

Cash used in investing activities totaled $226.4 million in 2020, an increase of $3.1 million compared to the prior year primarily due to the purchase of wireless spectrum licenses in 2020 for $6.4 million to further expand the Company’s broadband coverage across its operating footprint.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from financing activities

Cash provided by financing activities totaled $1,776.4 million during the combined Predecessor and Successor periods included within 2021 primarily due to the Merger and capital contributions by Red Fiber Parent LLC and the issuance of long-term debt in the third and fourth quarters. Proceeds from issuance of long-term debt include Term B-1 Loans and Term B-2 Loans which the net proceeds of $1,145.0 million were primarily utilized for the repayment of the 2024 Notes and 2025 Notes and debt issuance costs associated with the Term B-1 Loans, Term B-2 Loans and Revolving Credit Facility due 2026. The Company also issued long term debt of $23.0 million, the Paniolo fiber assets financing arrangement, to cover a portion of the Paniolo Acquisition.

Cash provided by financing activities was $25.6 million in 2020. In 2020, the Company borrowed $60.2 million on the Receivables Facility and the Corporate Credit Agreement’s Revolving Credit Facility. The increase in cash flow was partially offset by debt repayments of $22.4 million related to finance leases and the Tranche B Term Loan due 2024.

Cash used in financing activities was $39.6 million in 2019. In 2019, the Company made debt repayments of $21.5 million related to finance leases and the Tranche B Term Loan due 2024. Additionally, the Company made net debt repayments of $6.1 million related to the Receivables Facility and the Corporate Credit Agreement’s Revolving Credit Facility.

Dividends paid on the Company’s preferred stock totaled $10.2 million in the combined Predecessor and Successor periods included within 2021 and $10.4 million in each of 2020 and 2019.

Future Operating Trends

Network

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide. We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that more than 70% of Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to approximately 65% and 60% subscribed to such speeds in 2020 and 2019, respectively. As of December 31, 2021, more than 55% of internet customers in Hawaii subscribed to speeds of 100 megabits or more.

During 2022, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and FTTN. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers as well as FTTN and DSL internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to our acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

In 2022, we plan to invest approximately $500 million for Consumer/SMB Fiber, including construction, installation and value-added services. Our focus for 2022 in both the Cincinnati and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, increase penetration, and drive operational efficiencies. We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides. Furthermore, we will apply a similar strategy as we identify opportunities to expand our network footprint in areas outside the Greater Cincinnati market. The planned construction of the fiber network build could be negatively impacted by availability of staffing and third party contractors that will be necessary in order to meet our construction targets.  Additionally, issues in the supply chain and obtaining the necessary equipment and supplies may also impact the planned construction timeline.  As we expand outside of the Greater Cincinnati market, there could be a need for additional real estate and building space for central offices and sales offices to support new markets.

For our enterprise fiber customers, we expect to continue to see a migration from Legacy products and copper-based technology to higher bandwidth fiber solutions as evidenced by the 10% increase in Ethernet Bandwidth in both Cincinnati and Hawaii for the combined Predecessor and Successor periods included within 2021 compared to 2020.

IT Services and Hardware

The Company's strategy for future growth is to diversify the geographies in which it operates and grow revenue in each of the practices.  In 2022, the Company will continue to focus on expanding products and services to our customer base with our full stack of products from simple hardware sales through managed voice and software defined network management, creating contractual recurring revenue streams.  As more customers migrate to the public cloud, we will see declines in the demand for Infrastructure products. However, this trend can provide an opportunity in the form of consulting as we have IT professionals that can develop the strategy to guide customers through this migration. As a result of expanding the customer base and increasing sales with existing customers, we expect revenue to grow by approximately 10% compared to 2021.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments due by Period
(dollars in millions)	Total	< 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,436.6	$12.0	$199.9	$44.3	$1,180.4
Interest payments (2)	337.7	53.0	101.1	94.9	88.7
Finance leases (3)
Principal amount	49.5	7.3	11.7	10.1	20.4
Interest payments (2)	14.4	3.2	5.2	3.7	2.3
Non-cancellable operating lease obligations	68.7	12.5	20.1	13.7	22.4
Purchase obligations (4)	589.4	589.4	—	—	—
Pension and postretirement benefits obligations (5)	25.1	10.5	4.7	3.9	6.0
Unrecognized tax benefits (6)	19.3	—	—	—	19.3
Other liabilities (7)	124.4	25.5	24.1	15.0	59.8
Total	$2,665.1	$713.4	$366.8	$185.6	$1,399.3

(1)	Excludes net unamortized discounts and fair value adjustments recorded on the Merger Date.
(2)	Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2021.
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

(5)

Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts for 2022 include approximately $7 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past 2022, its contractual obligation related to postretirement obligations only extends through 2022. Amounts of estimated cash contributions to the qualified pension plans for 2022 through 2026 are nominal. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.

(6)

Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Thereafter" column of the table above.

(7)

Includes contractual obligations primarily related to long-term disability obligations, workers compensation liabilities, employee retention agreements, cash-settled awards, severance associated with a change of control clause in an employee’s contract, deferred employer payroll taxes arising from the CARES Act, asset removal obligations, liabilities related to the pole license agreement obligation, a deferred vendor rebate, and other financing arrangements.

The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2021, cannot be reasonably determined.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $16.3 million as of December 31, 2021. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

The discussion below addresses major judgments used in:

•	business combinations
•	reviewing the carrying values of goodwill and definite-lived intangible assets;
•	accounting for income taxes; and
•	accounting for pension and postretirement obligations.

Form 10-K Part II	Cincinnati Bell Inc.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of FASB ASC 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of acquired assets and assumed liabilities. In developing estimates of the fair value of net assets, the Company analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets and network assets. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period.

Reviewing the Carrying Values of Goodwill and Definite-lived Intangible Assets — We amortize intangible assets over their useful lives unless we determine such lives to be indefinite. We evaluate goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For impairment testing, goodwill has been assigned to reporting units which consist of the Company’s Network business and IT Services and Hardware business.

The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. In connection with the Merger, goodwill and intangible assets were remeasured at fair value as of the Merger Date. We perform our annual impairment tests in the fourth quarter on October 1st when our five-year plan is updated based on the following steps:

Step 0 or Qualitative assessment - Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would move to Step 1 of the quantitative method.

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

The Company elected to perform a qualitative analysis utilizing Step 0 guidance in the 2021 Successor period and in the 2020 Predecessor period for the annual test and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and indefinite-lived intangible assets were not impaired. No goodwill impairment losses were recognized in the Predecessor and Successor periods included within 2021, 2020 and 2019.

We use the income approach to determine the fair value of our definite-lived trade names and customer relationships intangible assets. Our projections used in the income approach to determine the fair value of our definite-lived trade name and customer relationships intangible assets include assumptions for growth rates of sales, costs, and profits, which are based on various long-range financial and operational plans. Additionally, discount rates used in the definite-lived intangible analysis are based on a weighted-average cost of capital, driven by interest rates, as well as credit ratings and financing abilities, among other factors.

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, and discount rate selection and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of the annual testing date, each reporting unit was considered more likely than not to have a fair value that exceeded its carrying value in the goodwill impairment test.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2017.

Form 10-K Part II	Cincinnati Bell Inc.

The Company has net operating loss carryforwards at the federal, state and local levels. Federal net operating loss carryforwards are available to offset taxable income in current and future periods. If unused, a tranche of Federal operating loss carryforwards totaling $55.8 million would expire in 2022. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Despite the cumulative book loss incurred over the three-year period ended December 31, 2021, there are sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain. Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. As a result of the Merger, Section 382 of the Internal Revenue Code and similar state provisions place potential limitations on the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $18.4 million and $28.4 million have been recognized as of December 31, 2021 and 2020, respectively. These valuation allowances are primarily against state and local net operating losses and state credits.

As of December 31, 2021 and 2020, the liability for unrecognized tax benefits was $19.3 million and $19.2 million, respectively. The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken. As of December 31, 2021, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.0 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

Accounting for Pension and Postretirement Obligations — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans. Actuarial gains (losses) and prior service costs (benefits) that arise during the period are recognized as a component of "Accumulated other comprehensive income (loss)" on the Consolidated Balance Sheets.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. No amendments to the plans were made during 2021 or 2020.

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

In connection with the Merger, the Company remeasured the pension and postretirement projected benefit obligations as of the Merger Date. Additionally, actuarial gains (losses) and prior service costs (benefits) recorded in “Accumulated other comprehensive income (loss)” were remeasured as of the Merger Date.

Discount rate

A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. In the Successor and Predecessor periods included within 2021, the average discount rate used to value the Cincinnati pension plans was 2.70% and 2.60%, respectively, while the average discount rate used to value the Cincinnati postretirement plans was 2.80% and 2.60%, respectively. For the year ended December 31, 2020, the average discount rate used to value both the Cincinnati pension plans and postretirement plans was 2.40%. In the Successor and Predecessor periods included within 2021, the average discount rate used to value the Hawaii pension plans was 2.70% and 2.50%, respectively, while the average rate used to value the Hawaii postretirement plans was 2.90% and 2.80%, respectively. For the year ended December 31, 2020, the average discount rate used to value the Hawaii pension plans and postretirement plans was 2.30% and 2.60%, respectively. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2021.

Form 10-K Part II	Cincinnati Bell Inc.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. In the Successor and Predecessor periods included within 2021 and for the year ended December 31, 2020, the estimated long-term rate of return for both the Cincinnati pension plan assets and Hawaii pension plan assets was 6.00%. The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were gains of 6.23% for the combined Predecessor and Successor periods included within 2021 and 17.23% in 2020. Actual asset returns for the Hawaii pension trusts were gains of 6.57% for the combined Predecessor and Successor periods included within 2021 and 16.80% in 2020. In our Successor period pension calculations, the market-related value of assets is equal to the fair market value.  In our Predecessor period pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2021 and 2020, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 6.5%. As of December 31, 2021, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.5% by the year 2026. As of both December 31, 2021 and 2020, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2021:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	Increase/
	% Point	Increase in	Increase in	Increase in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($23.8)/$23.8	($0.4)/$0.4	($3.2)/$3.5	$0.1/($0.1)
Expected return on assets	+/- 0.5%	n/a	(0.6)/$0.6	n/a	(0)/$0

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2021:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	Increase/
	% Point	Increase in	Increase in	Increase in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($6.6)/$6.6	($0.2)/$0.2	($2.0)/$2.2	$0.0/($0.0)
Expected return on assets	+/- 0.5%	n/a	($0.3)/$0.3	n/a	n/a

Form 10-K Part II	Cincinnati Bell Inc.

At December 31, 2021, unrecognized actuarial net gains were $3.4 million and at December 31, 2020, unrecognized actuarial net losses were $195.7 million. The unrecognized net gains (losses) have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur.  Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans and the average remaining service period of active employees for the Cincinnati postretirement plans and the Hawaii postretirement plans.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. From 2017 through 2020, the FCC increasingly focused on eliminating burdensome and unnecessary regulations that impede broadband investment. However, with the change in administration in 2021 and the continuation of the COVID-19 pandemic, measures to close the digital divide in both rural and urban areas have been at the top of the FCC’s agenda and will likely remain there for the foreseeable future. The FCC currently has only four commissioners which constrains Chairwoman Rosenworcel’s ability to move forward on controversial issues such as net neutrality and various consumer protection issues. Once a fifth commissioner is confirmed, giving the Democrats a majority on the Commission, we expect to see the FCC move forward with proceedings on net neutrality and data privacy. We will monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

COVID-19 Assistance

On December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021 which established a $3.2 billion Emergency Broadband Connectivity Fund and directed the FCC to establish an Emergency Broadband Benefit (“EBB”) Program under which eligible households may receive a discount off the cost of broadband service and certain connected devices during the COVID-19 pandemic. Participation by service providers was voluntary and participating providers were eligible for reimbursement for discounts provided in accordance with the rules. The FCC finalized the rules for this new program in February 2021 and participating service providers began enrolling customers in March 2021. Cincinnati Bell Telephone and Hawaiian Telcom both participated in the EBB program. Consumer enrollment in the program was much lower than expected nationwide with enrollments in Hawaii, Kentucky and Ohio following national trends. With the enactment of the Infrastructure Investment and Jobs Act (Public Law No. 117-58) (“IIJA”) in November 2021, the EBB program was replaced with a longer term low-income broadband assistance program called the Affordable Connectivity Program (“ACP”) effective December 31, 2021.

Congress appropriated $14.2 billion for the ACP, and at this time, consumers are being transitioned from the EBB program to the ACP with the ACP scheduled to be fully in effect in March 2022. Under the ACP, participating providers must make all of their broadband plans available to qualifying consumers and cannot reject a consumer due to unpaid balances the consumer may have with the provider. Because the ACP will be available on all broadband offerings and the IIJA requires more specific measures to increase awareness of the availability of the program, participation rates may increase above the levels seen under the EBB program. At this time, both Cincinnati Bell Telephone and Hawaiian Telcom are participating in the ACP but will continue to monitor the impact the program may have on bad debt.

Form 10-K Part II	Cincinnati Bell Inc.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs. During 2021, the quarterly USF assessment rate exceeded 30% for several quarters, leading for increasing calls from industry and consumer groups for the FCC to re-evaluate the USF contribution mechanism. At this time, there is no indication that the FCC intends to initiate a proceeding to do so in the near term.

In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Hawaiian Telcom received $1.4 million in Phase I support and has completed its Phase I buildout. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support that was available to them. The Phase II support was distributed over a six-year period and carriers were required to satisfy their buildout commitment by the end of 2020. Cincinnati Bell Telephone (“CBT”) accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations. Hawaiian Telcom accepted $4.4 million to build to 11,081 locations in Hawaii over the six-year award period. In a Report and Order adopted in January 2020, the FCC gave the price cap carriers receiving CAF II support the opportunity to elect to receive an additional year of CAF II support in 2021 in exchange for a commitment to continue providing broadband service to the CAF II areas during that time. CBT and Hawaiian Telcom accepted the seventh year of CAF II support, which provided $2.2 million for CBT and $4.4 million for Hawaiian Telcom during 2021. On September 10, 2020, Hawaiian Telcom filed a Petition for Waiver with the FCC requesting that the FCC modify its buildout obligation to account for the 523 locations destroyed or isolated by the Kilauea Volcano eruptions that began in May 2018. On June 1, 2021, the FCC released an Order granting Hawaiian Telcom’s request relative to the 370 locations for which Hawaiian Telcom had completed its CAF II deployment prior to the locations being destroyed by the volcano. The additional 153 locations included in Hawaiian Telcom’s original request were not included in the FCC Order after Hawaiian Telcom informed the FCC that it had identified CAF II eligible alternate locations in other areas. On January 4, 2021, Hawaiian Telcom notified the FCC that it would likely fall short of its 100% CAF II buildout milestone, but would complete the buildout by year-end 2021 taking advantage of the grace period allowed under the CAF II rules. On January 19, 2022, Hawaiian Telcom notified the FCC that it had completed the build and met its 100% buildout obligation as of December 31, 2021.

In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction. Under this reverse auction, up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. CBT and Hawaiian Telcom were both winning bidders. As a result, CBT will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.2 million to build to 3,936 unserved locations. CBT and Hawaiian Telcom auction support distributions began in May 2019 and will continue until May 2029. The build out to all funded auction locations must be completed by December 31, 2025.

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program. The funds will be awarded via two reverse auctions. The Phase I auction (Auction 904) began on October 29, 2020 and concluded on November 25, 2020 with 180 winning bidders for a 10-year support amount of $9.23 billion to serve over 5 million locations. The remaining $11 billion will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available. Cincinnati Bell was announced as the winning bidder for $26.9 million of support over the 10-year period to reach 11,131 locations in Hawaii, Indiana, Kentucky and Ohio.  Cincinnati Bell assigned the Hawaii winning bids ($24.3 million for 8,049 locations) to Hawaiian Telcom and the Indiana, Kentucky and Ohio winning bids ($2.6 million for 3,082 locations) to Cincinnati Bell Telephone. The funding will be distributed in monthly installments over a 10-year period with buildout milestones beginning in 2024 and concluding in 2029.

Form 10-K Part II	Cincinnati Bell Inc.

Infrastructure Investment and Jobs Act

On November 15, 2021, President Biden signed the $1 trillion Infrastructure Investment and Jobs Act (Public Law No. 117-58) (“IIJA”), which contains $65 billion for various broadband initiatives. The broadband funding includes $42.5 billion which will be distributed by the National Telecommunications and Information Administration (“NTIA”) to states for awards to public and private entities to expand broadband deployment to currently unserved or underserved areas. This NTIA funding cannot be released until the FCC releases updated broadband maps as it was charged to do by Congress in the March 2020 Broadband DATA Act (Public Law No. 116-130). Although the FCC’s Broadband Mapping Task Force is working to put the systems in place to collect and analyze the data needed to produce the maps, it is unlikely the maps will be available until late 2022 at the earliest and more likely not until sometime in 2023. In the meantime, the Company is closely monitoring the federal and state procedural rules drafting processes and continues to evaluate initiatives that will lay the foundation for potential participation once the funding is allocated to the states. The Company will pursue opportunities for funding where it deems it to be beneficial.

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

Terminating switched access and reciprocal compensation rates were phased out over a six-year period that concluded in 2018 for price cap carriers including CBT and Hawaiian Telcom. The plan contains a mechanism that enables ILECs to recover some of the lost revenue from increased end-user charges, which CBT and Hawaiian Telcom have utilized to the fullest extent possible. On October 9, 2020, the FCC released a Report and Order transitioning originating access charges for toll free calls to bill and keep over a three-year period. The Order does not provide a specific recovery mechanism for price cap companies to replace this lost revenue, finding instead that these companies can increase their existing Subscriber Line Charge or Access Recovery Charge to the extent they are otherwise able to do so. The impact on the Company was minimal in 2021. CBT will adjust rates where possible to minimize the impact in future years as the phase-in continues.

Special Access/Business Data Services

In April 2017, based upon data collected from incumbent and competitive carriers, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided. The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation was eliminated for these TDM end user services in competitive counties. In non-competitive counties, price regulation continues, although carriers are permitted to offer contract tariffs and volume and term discounts. The Order required all price cap companies to remove all competitive BDS services from their tariffs by August 2020. The list of competitive and non-competitive counties released by the FCC in May 2017 designated all but two of the counties in the Company’s CBT ILEC territory as competitive, and in Hawaii, four of the five counties were deemed competitive. In November 2017, Hawaiian Telcom filed an application with the FCC to discontinue offering BDS services in Kalawao County (the non-competitive county). This application was granted in January 2018, and Hawaiian Telcom subsequently filed to detariff all BDS services statewide except for special federal government services, which were detariffed effective August 1, 2020. On August 1, 2020, CBT eliminated its tariffs for BDS services offered in its competitive counties which is nearly all of its BDS revenue.

Form 10-K Part II	Cincinnati Bell Inc.

Unbundled Network Elements

Under rules adopted pursuant to the Telecommunications Act of 1996, ILECs were required to unbundle the components of their network and provide the unbundled network elements ("UNEs") to requesting competitive local exchange carriers at cost-based rates set by state public utility commissions in the 1990’s. The rules also required ILECs to resell their voice service to requesting competitive carriers at wholesale rates set by state regulators. Since 2019, the FCC has taken significant steps to eliminate the ILEC unbundling obligations. On July 10, 2019, in response to a forbearance petition filed by USTelecom – The Broadband Association (“USTelecom”), the FCC granted forbearance for unbundled DS1 and DS3 transport, and on August 2, 2019, it granted forbearance from UNE loop and resale requirements. Specifically, it granted forbearance from the unbundling requirements for DS1 and DS3 transport along routes where competitive fiber is present within a half mile of the ILEC wire center endpoints that trigger the unbundling obligation. As it relates to UNE loops and resale, forbearance was granted for analog voice-grade copper loops and the avoided-cost resale requirements. Finally, on October 27, 2020, the FCC adopted a Report and Order eliminating DS0 loops in densely populated areas, DS1 and DS3 loops in areas with sufficient competition, and dark fiber loops near competitive fiber networks. All of the orders allow for a transition period during which existing UNEs can be maintained and new UNEs can be ordered. While Cincinnati Bell’s ILECs may benefit from the ability to charge competitive commercially negotiated prices for these facilities and services, the Company’s competitive carrier operations could see increased prices for such facilities currently purchased from other ILECs. As a result, the Company is reviewing its current UNE purchases to determine where to transition to commercial agreements for these facilities versus deploying its own facilities and will pursue the most cost effective solution in each market.

IP Transition

In late 2013, the FCC opened a proceeding to explore how to transition from the legacy circuit-switched TDM networks to Internet Protocol (“IP”) networks. Examination of the myriad of technical, legal and policy issues surrounding the IP transition moved to the forefront during 2014, and during 2015 and 2016, the FCC adopted several orders imposing additional requirements on service providers seeking to transition their networks from copper to fiber. However, during the second quarter of 2017, the FCC opened several proceedings aimed at removing barriers to wireline and wireless broadband deployment and proposed reversing several of the additional requirements imposed in 2015 and 2016. Following this review, in November 2017, the FCC revised its rules to streamline the ILEC copper retirement process and the approval process for discontinuing legacy TDM service to speed the transition from legacy copper-based TDM services to IP services. It also reformed the pole attachment rules to make it easier for providers to attach equipment necessary for next-generation networks. In 2018, the FCC adopted additional changes aimed at streamlining the pole attachment process and preempting state and local processes considered to be detrimental to broadband deployment, particularly the small cells that will be used for 5G networks. The Company does not anticipate any significant financial impact due to these proceedings, although the streamlined processes will help facilitate a smooth transition as the Company migrates from its legacy copper network to a fiber-based IP network.

Citizens Band Radio Service Spectrum Auction

The FCC conducted an auction of over 22,000 county-sized Priority Access Licenses (“PALs”) in the 3550-3650 MHz portion of the Citizens Band Radio Service (“CBRS”) 3.5 GHz spectrum band. This auction (Auction 105), commenced on July 23, 2020 and ended on August 25, 2020. This auction offered up to seven PALs in each county-based license area, for a total of 22,631 PALs nationwide. Each PAL consists of a 10-megahertz unpaired channel in the 3.55-3.65 GHz band. Cincinnati Bell was the winning bidder for 56 PALs (23 in Ohio, 20 in Kentucky, and 13 in Hawaii) at a total cost of $6.2 million. During 2021, Cincinnati Bell assigned the Hawaii licenses to Hawaiian Telcom and the Kentucky and Ohio licenses to Cincinnati Bell Telephone. The licenses have a 10-year build out term.

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

Once the FCC has a full contingent of five commissioners with the Democrats holding the majority, we expect that the Commission will once again open a proceeding on net neutrality and broadband privacy.

Robocalls

During 2019, the FCC took several steps to mitigate the impact of illegal robocalls and spoofed calls on consumers and businesses, including the Chairman calling on the largest voice service providers to “voluntarily” adopt the secure telephone identity revisited signature-based handling of asserted information using tokens (“STIR/SHAKEN”) call authentication standards developed by the Alliance for Telecommunications Industry Standards (“ATIS”). In addition, in December 2019, Congress passed and President Trump signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“Pallone-Thune TRACED Act”). Under the Pallone-Thune TRACED Act, within 18 months, all voice service providers must implement the STIR/SHAKEN framework in their IP networks and take reasonable measures to implement an effective call authentication framework in their non-IP networks. During 2020, the FCC adopted several Orders to implement the provisions of the TRACED Act that require voice service providers to take proactive steps to mitigate the origination of illegal robocalls from their networks. The Company continues to take all steps necessary to comply with the new requirements.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, and business trends are forward-looking statements. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “will,” “may,” “proposes,” “potential,” “could,” “should,” “outlook,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements, including, but not limited to:

•

the global outbreak of COVID-19 and related government, private sector and individual consumer responsive actions have adversely affected the Company’s business operations, employee availability, financial performance, liquidity and cash flow and are expected to continue to do so for an unknown period of time;

•	the Company operates in highly competitive industries, and customers may not continue to purchase products or services, which would result in reduced revenue and loss of market share;
•	the Company may be unable to grow its revenues and cash flows despite the initiatives it has implemented;
•	if the Company’s goodwill, indefinite-lived intangible assets or long-lived assets become impaired, the Company may be required to record significant charges to earnings;
•	failure to anticipate the need to introduce new products and services or to compete with new technologies may compromise the Company’s success in our industries;
•

the Company’s access lines, which generate a significant portion of its cash flows and profits, are decreasing in number. If the Company continues to experience access line losses similar to the past several years, its revenues, earnings and cash flows from operations may be adversely impacted;

•

negotiations with the providers of content for our video programming may not be successful, potentially resulting in our inability to carry certain programming channels, which could result in the loss of subscribers. In addition, due to the influence of some content providers, we may be forced to pay higher rates for some content resulting in increased costs;

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

Form 10-K Part II	Cincinnati Bell Inc.

•

maintaining the Company's telecommunications networks requires significant capital expenditures, and the Company's inability or failure to maintain its telecommunications networks could have a material impact on the Company’s market share and ability to generate revenue;

•	increases in broadband usage may cause network capacity limitations resulting in service disruptions or reduced capacity for customers;
•	we may be liable for the material that content providers distribute over our networks;
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

•	the Company’s Credit Agreement and other indebtedness impose significant restrictions on the Company;
•

the Company depends on its revolving credit facility and receivables facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;

•	the servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond the Company’s control;
•	the uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition;
•	adverse changes in the value of assets or obligations associated with the Company’s employee benefit plans could negatively impact shareowners’ equity and liquidity;
•	growing inflation, supply chain disruption and other increased operating costs could materially and adversely affect our results of operations;
•	the Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;
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

•	third parties may infringe upon the Company’s intellectual property, and the Company may expend significant resources enforcing its rights or suffer competitive injury;

Form 10-K Part II	Cincinnati Bell Inc.

•	the Company could be subject to a significant amount of litigation, which could require the Company to pay significant damages or settlements;
•	the Company could incur significant costs resulting from complying with, or potential violations of, environmental, health and human safety laws; and
•	the Company has incurred, and will continue to incur, substantial direct and indirect costs as a result of merger and acquisition activity.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Term B-1 Loans, Term B-2 Loans, Revolving Credit Facility due 2026, Receivables Facility and Paniolo fiber assets financing arrangement, as well as changes in current rates compared to that of its fixed rate debt. Borrowings under the Credit Agreement use the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York as the benchmark for establishing the rate of interest while certain of our other variable rate debt, including debt under the Receivables Facility and the Paniolo fiber assets financing arrangement, uses LIBOR as one of the benchmarks for establishing the rate of interest. LIBOR is the subject of recent regulatory guidance and proposals for reform. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of U.S. Dollar LIBOR on December 31, 2021, for only the one week and two month U.S. Dollar LIBOR tenors, and on June 30, 2023, for all other U.S. Dollar LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. Dollar LIBOR issuances by the end of 2021.

The Company's management periodically employs interest rate hedge contracts, such as swaps, to manage exposure to interest rate risk. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $110.2 million and $1,085.2 million principal amount of fixed rate debt outstanding as of December 31, 2021 and 2020, respectively, excluding debt with a variable rate that was effectively fixed by related interest rate hedge contracts at December 31, 2020. The estimated aggregate fair market value of this debt was $118.0 million and $1,137.9 million as of December 31, 2021 and 2020, respectively. At December 31, 2021, the weighted average interest rate on fixed-rate debt is 6.5%.

At December 31, 2021, the Company had variable-rate borrowings of $500.0 million under the Term B-1 Loans, $650.0 million of borrowings under the Term B-2 Loans, $153.6 million of borrowings under the Receivables Facility, and $22.8 million of borrowings under the Paniolo fiber assets financing arrangement. The estimated aggregate fair market value of this debt was $1,324.9 million as of December 31, 2021. At December 31, 2020, the Company had variable-rate borrowings of $19.5 million under the Tranche B Term Loan due 2024 not protected by interest rate hedge contracts, $182.0 million of borrowings under the Receivables Facility, and $67.0 million of borrowings under the Corporate Credit Agreement's Revolving Credit Facility. The estimated aggregate fair market value of this debt was $268.5 million as of December 31, 2020. At December 31, 2021, the weighted average interest rate on variable rate debt is 3.5%.

As of December 31, 2021, the Term B-1 Loans and Term B-2 Loans are each utilizing the SOFR rate floor according to the terms of the Credit Agreement, and consequently, a hypothetical decrease in the SOFR rate would have no impact on our annual interest expense for those borrowings. A hypothetical increase of one hundred basis points in the SOFR rate would increase our annual interest expense by $11.5 million. Due to the decline in the LIBOR rate during 2021 as a result of the COVID-19 pandemic, a hypothetical decrease in the LIBOR rate would have a nominal impact on our annual interest expense for borrowings under the Receivables Facility and Paniolo fiber assets financing arrangement. A hypothetical increase of one hundred basis points in the LIBOR rate would increase our annual interest expense by $1.8 million.

At December 31, 2020, the Company had $586.5 million of variable-rate debt outstanding under the Tranche B Term Loan due 2024 with $567.0 million of related floating-to-fixed interest rate swaps. The interest rate swaps were comprised of one swap with a notional amount of $300.0 million and three swaps with a notional amount of $89.0 million each. These swaps effectively fixed the underlying one-month LIBOR rate at a weighted average rate of 2.938%, 2.275%, 2.244% and 2.328%, respectively, plus the applicable margin per the requirements in the Corporate Credit Agreement. The Company terminated the four interest rate swaps in the Predecessor period of 2021 in connection with the repayment in full of the Tranche B Term Loan due 2024 under the Corporate Credit Agreement that occurred as part of the Merger. For further information, see Footnote 10 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”

Form 10-K Part II	Cincinnati Bell Inc.

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

Form 10-K Part II	Cincinnati Bell Inc.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting	69

Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP - PCAOB ID #238)	70

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP - PCAOB ID #34)	73
Consolidated Balance Sheets	74

Consolidated Statements of Operations	75

Consolidated Statements of Comprehensive Income (Loss)	76

Consolidated Statements of Shareowners’ Equity (Deficit)	77

Consolidated Statements of Cash Flows	78

Notes to Consolidated Financial Statements	79

Financial Statement Schedule:

For the periods January 1, 2021 through September 7, 2021 and September 8, 2021 through December 31, 2021 and the years ended December 31, 2020 and 2019:

II — Valuation and Qualifying Accounts	140

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

May 19, 2022

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cincinnati Bell Inc. (Successor) (the “Company”) as of December 31, 2021, the related consolidated statements of operations, of comprehensive income (loss), of shareowners' equity (deficit), and of cash flows, including the related notes and financial statement schedule listed in the accompanying index for the period from September 8, 2021 to December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from September 8, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Customer Relationships and Trade Names Intangible Assets related to the Acquisition of Cincinnati Bell Inc. by Red Fiber Parent LLC

As described in Notes 1 and 4 to the consolidated financial statements, the Red Fiber Parent LLC acquisition of the Company in 2021 resulted in the recognition of customer relationships and trade names intangible assets of $850 million and $108 million, respectively. The preliminary fair value of the customer relationships and trade names intangible assets were valued using the multi-period excess earnings method and relief from royalty method, under the income approach, respectively. Management applied judgment which involved the use of significant assumptions with respect to revenue growth rates, customer attrition rate, discount rate and terminal growth rate in relation to the customer relationships and royalty rates and discount rate in relation to the trade names.

Form 10-K Part II	Cincinnati Bell Inc.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and trade names intangible assets related to the acquisition of the Company by Red Fiber Parent LLC is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships and trade names intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the revenue growth rates, customer attrition rate, discount rate and terminal growth rate significant assumptions for the customer relationships and the royalty rate and discount rate significant assumptions for the trade names; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the fair value of the customer relationships and trade name intangible assets; (ii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used to determine the fair value of the customer relationships and trade names intangible assets, respectively; (iii) testing the completeness and accuracy of underlying data used by management in the methods; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates, customer attrition rate, discount rate, and terminal growth rate for the customer relationships and the royalty rate and discount rate for the trade names. Evaluating management’s assumptions related to the revenue growth rates, customer attrition rate and terminal growth rate for the customer relationships and the royalty rate for the trade names involved evaluating whether the assumptions used were reasonable considering the past performance of the Company, consistency with external market and industry data, and consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods and evaluating the reasonableness of the terminal growth rate and discount rate assumptions for the customer relationships and the royalty rate and discount rate assumptions for the trade names.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

May 19, 2022

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of shareowners' equity (deficit) and of cash flows including the related notes and financial statement schedule listed in the accompanying index of Cincinnati Bell, Inc. (Predecessor) (the “Company”) for the period from January 1 ,2021 to September 7, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and cash flows of the Company for the period from January 1, 2021 to September 7, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

May 19, 2022

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cincinnati Bell Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), shareowners’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule as of December 31, 2020 and for the two years in the period ended December 31, 2020 listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio

February 25, 2021

We began serving as the Company’s auditor in 2005. In 2021, we became the predecessor auditor.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$5.6	$12.2
Receivables, less allowances of $3.6 and $23.0	450.2	369.6
Inventory, materials and supplies	57.1	35.5
Prepaid expenses	50.4	33.5
Other current assets	9.1	8.3
Total current assets	572.4	459.1
Property, plant and equipment, net	1,966.6	1,729.1
Operating lease right-of-use assets	44.3	37.4
Goodwill	646.3	161.5
Intangible assets, net	928.3	148.1
Deferred income tax assets	5.3	82.5
Other noncurrent assets	35.6	50.9
Total assets	$4,198.8	$2,668.6
Liabilities and Shareowners’ Equity (Deficit)
Current liabilities
Current portion of long-term debt	$19.7	$21.8
Accounts payable	399.2	299.2
Unearned revenue and customer deposits	83.2	68.9
Accrued taxes	25.3	28.1
Accrued interest	1.9	26.7
Accrued payroll and benefits	41.9	50.5
Other current liabilities	45.5	50.9
Total current liabilities	616.7	546.1
Long-term debt, less current portion	1,428.9	1,949.9
Operating lease liabilities	40.2	33.6
Pension and postretirement benefit obligations	141.1	200.2
Pole license agreement obligation	46.2	36.7
Deferred income tax liabilities	139.6	10.9
Other noncurrent liabilities	96.0	82.3
Total liabilities	2,508.7	2,859.7
Shareowners’ equity (deficit)
Preferred stock, no shares authorized, issued and outstanding at December 31, 2021; 2,357,299 shares authorized; 155,250 shares (3,105,000 depositary shares) of 6 3/4% Cumulative Convertible Preferred Stock issued and outstanding at December 31, 2020; liquidation preference $1,000 per share ($50 per depositary share)	—	129.4
Common shares, $.01 par value; 100 shares authorized at December 31, 2021; 96,000,000 shares authorized and 50,680,605 shares issued and outstanding at December 31, 2020	—	0.5
Additional paid-in capital	1,716.1	2,670.3
Accumulated deficit	(27.2)	(2,831.6)
Accumulated other comprehensive income (loss)	1.2	(159.7)
Total shareowners’ equity (deficit)	1,690.1	(191.1)
Total liabilities and shareowners’ equity (deficit)	$4,198.8	$2,668.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Revenue	$554.4	$1,138.7	$1,559.8	$1,536.7
Costs and expenses
Cost of services and products, excluding items below	302.1	619.5	802.0	784.6
Selling, general and administrative, excluding items below	115.4	243.4	346.5	354.4
Depreciation and amortization	144.6	194.9	293.4	304.9
Restructuring and severance related charges	0.6	1.2	16.9	6.9
Transaction and integration costs	0.8	54.8	35.0	12.8
Gain on sale of assets, net	—	(2.8)	—	—
Total operating costs and expenses	563.5	1,111.0	1,493.8	1,463.6
Operating (loss) income	(9.1)	27.7	66.0	73.1
Interest expense	28.3	89.1	134.2	139.6
Other components of pension and postretirement benefit plans (benefit) expense	(4.7)	6.4	14.1	11.2
Loss on extinguishment of debt, net	2.1	10.7	—	—
Other (income) expense, net	(0.3)	19.7	(1.2)	(0.5)
Loss before income taxes	(34.5)	(98.2)	(81.1)	(77.2)
Income tax benefit	(7.3)	(16.9)	(25.5)	(10.6)
Net loss	(27.2)	(81.3)	(55.6)	(66.6)
Preferred stock dividends	—	7.6	10.4	10.4
Net loss applicable to common shareowners	$(27.2)	$(88.9)	$(66.0)	$(77.0)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Successor		Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Net loss	$(27.2)	$(81.3)	$(55.6)	$(66.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(1.4)	1.2	2.2	3.7
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of $0.0, ($3.4), ($3.7)	—	(0.1)	(11.4)	(12.5)
Reclassification adjustment for net losses included in net income, net of tax of $5.8, $2.0, $0.5	—	19.7	6.4	1.7
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $0.8, $1.8, ($0.8), $0.7	2.6	6.0	(2.7)	2.5
Amortization of prior service benefits included in net income, net of tax of ($0.4), ($0.6), ($0.6)	—	(1.3)	(1.9)	(1.9)
Amortization of net actuarial loss included in net income, net of tax of $3.6, $4.4, $3.6	—	12.0	14.9	11.9
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.9	—	—	2.9	—
Total other comprehensive income, net of tax	1.2	37.5	10.4	5.4
Total comprehensive loss	$(26.0)	$(43.8)	$(45.2)	$(61.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(in millions)

	6 3/4% Cumulative						Accumulated
	Convertible				Additional		Other
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at September 8, 2021	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Capital contributions by Red Fiber Parent LLC	—	—	—	—	1,716.1	—	—	1,716.1
Balance at December 31, 2021	—	$—	—	$—	$1,716.1	$(27.2)	$1.2	$1,690.1

Predecessor
Balance at December 31, 2018	3.1	$129.4	50.2	$0.5	$2,680.0	$(2,709.4)	$(175.5)	$(75.0)
Net loss	—	—	—	—	—	(66.6)	—	(66.6)
Other comprehensive income	—	—	—	—	—	—	5.4	5.4
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	—	—	7.4	—	—	7.4
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)

Predecessor
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)
Net loss	—	—	—	—	—	(55.6)	—	(55.6)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4
Shares issued under employee plans	—	—	0.3	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(81.3)	—	(81.3)
Other comprehensive income	—	—	—	—	—	—	37.5	37.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)
Dividends on preferred stock	—	—	—	—	(7.6)	—	—	(7.6)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net loss	$(27.2)	$(81.3)	$(55.6)	$(66.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	144.6	194.9	293.4	304.9
Loss on extinguishment of debt	2.1	10.7	—	—
Provision for loss on receivables	3.6	2.1	14.7	12.5
Noncash portion of interest (income) expense	(0.5)	4.0	5.5	6.2
Deferred income taxes	(8.6)	(21.1)	(27.7)	(10.9)
Pension and other postretirement payments (in excess of) less than expense	(7.6)	(0.2)	1.0	(0.1)
Stock-based compensation	—	4.3	5.6	7.4
Other, net	(0.1)	(5.2)	0.4	(5.0)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(138.8)	51.1	(74.9)	27.6
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(11.8)	(29.4)	5.0	5.0
Increase (decrease) in accounts payable	25.6	49.1	15.8	(40.0)
(Decrease) increase in accrued and other current liabilities	(19.5)	2.8	6.8	13.0
(Increase) decrease in other noncurrent assets	(8.4)	2.1	13.7	9.3
Increase (decrease) in other noncurrent liabilities	21.6	8.8	2.4	(4.2)
Net cash (used in) provided by operating activities	(25.0)	192.7	206.1	259.1
Cash flows from investing activities
Capital expenditures	(127.0)	(165.2)	(223.6)	(223.8)
Acquisition of business	(1,620.7)	—	—	—
Acquisition of Paniolo fiber assets	(1.7)	(50.5)	—	—
Wireless spectrum license purchase	—	—	(6.4)	—
Proceeds from sale of assets	—	9.1	3.5	—
Other, net	0.8	(0.1)	0.1	0.5
Net cash used in investing activities	(1,748.6)	(206.7)	(226.4)	(223.3)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	1,716.1	—	—	—
Proceeds from issuance of long-term debt	1,145.0	23.0	—	—
Net (decrease) increase in corporate credit and receivables facilities with initial maturities less than 90 days	(30.2)	9.0	60.2	(6.1)
Repayment of debt	(1,004.2)	(13.4)	(22.4)	(21.5)
Debt issuance costs	(55.9)	(0.8)	(0.7)	(0.8)
Dividends paid on preferred stock	(2.4)	(7.8)	(10.4)	(10.4)
Other, net	—	(2.0)	(1.1)	(0.8)
Net cash provided by (used in) financing activities	1,768.4	8.0	25.6	(39.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—	0.3	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(5.1)	(6.0)	5.6	(3.8)
Cash, cash equivalents and restricted cash at beginning of period	11.2	17.2	11.6	15.4
Cash, cash equivalents and restricted cash at end of period	$6.1	$11.2	$17.2	$11.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Accounting Policies

Organization — On March 13, 2020, the Company (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent. As of the date of this filing, the Company has ceased to be a registrant (see Note 12), however due to contractual terms in certain indentures, the Company is required to voluntarily file with the U.S. Securities and Exchange Commission (“SEC”).

As a result of the Merger, for accounting purposes, Parent is the acquirer and Cincinnati Bell Inc. is the acquiree and accounting predecessor. The financial statement presentation includes the financial statements of historical Cincinnati Bell Inc. as “Predecessor” for periods prior to the Closing Date and of the Company as “Successor” for the periods after the Closing Date. In connection with the Merger and the related accounting determination, the Company has elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. The Consolidated Financial Statements and footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. The Company has elected to record all expenses that were contingent on the closing of the Merger in the Predecessor period. See Note 4 for additional information on the Merger.

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

As of December 31, 2021, we operate our business through the following segments:  Network, previously referred to as Entertainment and Communications, and IT Services and Hardware.

The Company has approximately 5,200 employees as of December 31, 2021. Approximately 22% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2026 and third quarter of 2022, respectively.

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

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; assets and liabilities related to employee benefits; the valuation of deferred costs under Accounting Standards Codification ("ASC") 606, “Revenue Recognition”; purchase price allocation for acquired businesses; and the valuation of intangible assets and goodwill. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash in the Successor period consists of funds held in an escrow account related to a cost method investment. Restricted cash in the Predecessor period consists of funds held in an escrow account associated with the acquisition of substantially all of the operating assets of Paniolo Cable Company, LLC (“Paniolo”). See Note 4 for further information related to this transaction. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets follows:

	Successor	Predecessor
(dollars in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$5.6	$12.2	$11.6
Restricted cash included in Other noncurrent assets	0.5	5.0	—
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$6.1	$17.2	$11.6

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, Verizon Communications Inc., which make up 26% and 20% of the outstanding accounts receivable balance at December 31, 2021 and 2020, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2021 and 2020, unbilled receivables totaled $70.8 million and $41.0 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for uncollectible accounts in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. As of the Merger Date, the Company measured their receivables at fair value in accordance with ASC 805. At December 31, 2021, the allowance established for uncollectible accounts in the Successor Period is $3.6 million. In 2020, in response to the pandemic, the Company participated in the Keep Americans Connected Pledge (“Pledge”), and as a result, we temporarily suspended involuntary account terminations. The Company continued to record allowance for uncollectible accounts but write-offs were delayed until the expiration of the Pledge and past due accounts could pass through the standard collection process. Due to this reduction of write-offs in 2020, the allowance for uncollectible accounts was $23.0 million at December 31, 2020. Accounts that were past due as a result of the Pledge were fully reserved as of December 31, 2020 and accounts not cured were subsequently written off in the first quarter of 2021.

Factoring Arrangements — In the second quarter of 2018, the Company executed an amendment of its Receivables Facility that includes an option for Cincinnati Bell Funding LLC (“CBF”) to sell certain receivables, on a non-recourse basis, directly to PNC Bank. The terms of the factoring arrangement provides for the factoring of certain receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date. Such sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in ASC 860, "Transfers and Servicing." The fees recorded in relation to such sales of accounts receivable were immaterial in 2021 and 2020, and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, there was no outstanding balance of receivables sold under the terms of the factoring agreement. See Note 7 for further information related to the Receivables Facility.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Form 10-K Part II	Cincinnati Bell Inc.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Property, plant and equipment owned by the Company on the Merger Date was stated at fair value in accordance with ASC 805, “Business Combinations.” Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life. The majority of the Network segment’s network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is allocated at the business segment level. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired. If the net book value of the reporting unit exceeds its fair value, an impairment loss is recognized. An impairment loss is measured as the excess of the carrying value of goodwill of a reporting unit over its fair value. No impairment losses were recognized in goodwill for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment losses were recognized on indefinite-lived intangible assets for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. No impairment losses were recognized on long-lived assets for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $7.0 million and $6.9 million as of December 31, 2021 and 2020, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable. If indicators are present then an analysis is performed to determine if carrying value exceeds the estimated fair value. No impairment losses were recognized for cost method investments for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

Form 10-K Part II	Cincinnati Bell Inc.

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

Revenue derived from foreign operations was approximately 6% of consolidated revenue for both the Successor period and the Predecessor period included within 2021. Revenue derived from foreign operations was approximately 5% of consolidated revenue in each 2020 and 2019.

Network — Revenues from local telephone, special access, internet product and video services, which are billed monthly prior to performance of service, are not recognized upon billing or cash receipt but rather are deferred until the service is provided. Consumer long distance, switched access and other usage based charges are billed monthly in arrears. Network bills service revenue in regular monthly cycles, which are spread throughout the days of the month. As the last day of each billing cycle rarely coincides with the end of the reporting period for usage-based services such as long distance and switched access, we must estimate service revenues earned but not yet billed. These estimates are based upon historical usage, and we adjust these estimates during the period in which actual usage is determinable, typically in the following reporting period.

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

Restructuring Liability — As of December 31, 2021, restructuring liabilities have been established for employee separations. As of December 31, 2021 and 2020, $0.2 million and $4.5 million, respectively, of restructuring liability was included in “Other current liabilities” in the Consolidated Balance Sheets.

Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $7.1 million and $12.8 million for the Successor and Predecessor periods in 2021, respectively, and $15.6 million, and $18.6 million for the years ended December 31, 2020, and 2019, respectively.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue totaled $13.2 million and $27.2 million in the Successor and Predecessor periods in 2021, respectively, and $32.2 million and $29.2 million for the years ended December 31, 2020 and 2019, respectively. The amounts reported as expense totaled $13.7 million and $32.1 million in the Successor and Predecessor periods in 2021, respectively, and $34.2 million, and $32.5 million for the years ended December 31, 2020 and 2019, respectively. We record all other federal taxes collected from customers on a net basis.

Form 10-K Part II	Cincinnati Bell Inc.

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

In connection with the consummation of the Merger, certain previously granted stock-based awards vested on the Closing Date per the terms of the change of control clauses in each plan and were paid at the share purchase price of $15.50. As a result, the following awards vested and were paid on the date of acquisition: (i) time-based restricted stock units and performance-based stock units associated with the 2019 – 2021 long-term incentive plan granted under the 2017 Long-Term Incentive Plan; (ii) time-based restricted stock units granted to non-employee directors in 2020 under the 2017 Stock Plan for Non-Employee Directors; and (iii) time-based restricted stock units granted under the Hawaiian Telcom 2010 Equity Incentive Plan in the first quarter of 2018 which the Company assumed responsibility for the eventual payout upon the acquisition of Hawaiian Telcom. Due to the accelerated vesting and cash payment of these awards, the Company recorded additional compensation expense of $9.3 million to “Selling, general and administrative” expense in the Predecessor period on the Consolidated Statements of Operations. As of December 31, 2021, there are no outstanding awards granted under the 2017 Long-Term Incentive Plan, 2017 Stock Plan for Non-Employee Directors and Hawaiian Telcom 2010 Equity Incentive Plan.

Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average remaining life expectancy of plan participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost.  Pension and postretirement benefit plans were remeasured as of the Merger Date. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average life expectancy of retirees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Consolidated Statements of Operations or "Accumulated Other Comprehensive Income (Loss)." The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the standard effective January 1, 2021. The Company has evaluated the amendments that must be applied on a retrospective or modified retrospective basis and concluded that no adjustments are necessary. The Company has applied all other amendments on a prospective basis, and the changes did not have a material effect on its consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not expect the standard to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.
3.	Revenue

The Network segment provides products and services to both consumer and enterprise customers that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Consumer/SMB Fiber and Legacy revenue include both consumer and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers.  Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States.

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

The Company has elected the practical expedient described in ASC 606-10-32-18 that allows an entity to not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects that the period of time between the transfer of a promised good or service to the customer and when the customer pays for such good or service will be one year or less. Customers are typically billed immediately upon the rendering of services or the delivery of products.  Payment terms for customers are between 30 and 120 days. Subsequent to the acquisition of Hawaiian Telcom, the Company began recognizing a financing component associated with the up-front payments for services to be delivered under indefeasible right of use ("IRU") contracts for fiber circuit capacity. The IRU contracts are associated with the SEA-US cable system and other dedicated fiber routes. The IRU contracts typically have a duration ranging from 15 to 25 years.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2021, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $137.3 million. Approximately 75% of this revenue is related to a new IRU contract entered into in the Successor period to provide dedicated fiber routes for a period of 20 years (see Note 9). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2022	$4.0
2023	6.1
2024	7.9
2025	7.8
2026	7.9
Thereafter	103.6

Network

The Company has identified four distinct performance obligations in the Network segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice and Video are identified to be a series of distinct services. Services provided by the Network segment can be categorized into three main categories that include Consumer/SMB Fiber, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, wire time and materials projects, subsidized fiber build projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.

Form 10-K Part II	Cincinnati Bell Inc.

The Company uses multiple methods to determine stand-alone selling prices in the Network segment. For Data, Video and Voice products in Consumer/SMB Fiber, market rate is the primary method used to determine stand-alone selling prices. For Data performance obligations under the Enterprise Fiber category, and Voice, Data and Other performance obligations under the Legacy category, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.

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

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Voice, Video and Data product offerings in the Network segment in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Communications services in the IT Services and Hardware segment that require us to incur installation and provisioning expenses. The asset recognized for Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents the activity for the Company’s contract assets:

	Successor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions	0.7	0.8	1.5	3.5	0.4	3.9	4.2	1.2	5.4
Amortization	—	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.2)	(0.2)	(0.4)
Balance as of December 31, 2021	$0.7	$0.7	$1.4	$3.3	$0.3	$3.6	$4.0	$1.0	$5.0

	Predecessor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of December 31, 2018	$14.5	$2.5	$17.0	$13.0	$2.0	$15.0	$27.5	$4.5	$32.0
Additions	3.6	3.5	7.1	10.0	1.6	11.6	13.6	5.1	18.7
Amortization	(10.1)	(1.9)	(12.0)	(8.2)	(1.3)	(9.5)	(18.3)	(3.2)	(21.5)
Balance as of December 31, 2019	8.0	4.1	12.1	14.8	2.3	17.1	22.8	6.4	29.2
Additions	3.6	2.2	5.8	9.4	3.5	12.9	13.0	5.7	18.7
Amortization	(8.1)	(2.4)	(10.5)	(8.4)	(2.2)	(10.6)	(16.5)	(4.6)	(21.1)
Balance as of December 31, 2020	3.5	3.9	7.4	15.8	3.6	19.4	19.3	7.5	26.8
Additions	2.5	2.6	5.1	7.2	0.4	7.6	9.7	3.0	12.7
Amortization	(5.2)	(1.9)	(7.1)	(6.7)	(1.1)	(7.8)	(11.9)	(3.0)	(14.9)
Balance as of September 7, 2021	$0.8	$4.6	$5.4	$16.3	$2.9	$19.2	$17.1	$7.5	$24.6

Fulfillment costs and costs of acquisition were remeasured in the Successor period in accordance with ASC 805.

The Company recognizes a liability for cash received up-front for IRU contracts. At December 31, 2021 and 2020, $2.2 million and $1.6 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2021 and 2020, $57.2 million and $26.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Data	$156.2	$334.6	$479.4	$475.0
Video	60.4	131.8	193.8	203.0
Voice	76.4	177.3	262.8	284.9
Other	10.8	20.5	33.6	32.8
Total Network	303.8	664.2	969.6	995.7
Consulting	105.5	193.6	196.0	152.6
Cloud	31.9	66.4	86.2	92.1
Communications	68.5	149.1	215.0	198.7
Infrastructure Solutions	53.4	83.3	119.4	124.0
Total IT Services and Hardware	259.3	492.4	616.6	567.4
Intersegment revenue	(8.7)	(17.9)	(26.4)	(26.4)
Total revenue	$554.4	$1,138.7	$1,559.8	$1,536.7

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents revenues disaggregated by contract type:

	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Network
Products and services transferred at a point in time	$8.0	$15.8	$27.9	$31.7
Products and services transferred over time	289.3	635.3	922.0	942.4
Intersegment revenue	6.5	13.1	19.7	21.6
Total Network	303.8	664.2	969.6	995.7
IT Services and Hardware
Products and services transferred at a point in time	59.4	90.1	127.9	138.7
Products and services transferred over time	197.7	397.5	482.0	423.9
Intersegment revenue	2.2	4.8	6.7	4.8
Total IT Services and Hardware	259.3	492.4	616.6	567.4
Total Revenue
Total products and services transferred at a point in time	67.4	105.9	155.8	170.4
Total products and services transferred over time	487.0	1,032.8	1,404.0	1,366.3
Total revenue	$554.4	$1,138.7	$1,559.8	$1,536.7

Form 10-K Part II	Cincinnati Bell Inc.

4.	Mergers and Acquisitions

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

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were then delisted from the NYSE.

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values, using primarily Level 3 inputs, as described in Note 1, as of the Merger Date. Transaction costs of the acquirer are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt, capitalized as debt issuance costs. Acquisition-related transaction costs incurred as part of the Merger, primarily included advisory, legal and accounting fees.

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete at December 31, 2021. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of property, plant and equipment, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Merger Date during the measurement period.

Measurement period adjustments will be applied retrospectively to the Merger Date. We have not finalized the allocation of the purchase price as it requires extensive use of accounting estimates and valuation methodologies in the determination of such fair values. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analysis within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit is preliminary as of the date of this filing.

The purchase price for Cincinnati Bell Inc. consisted of the following:

(dollars in millions)
Cash consideration for Cincinnati Bell Inc. common stock	$807.3
Cash consideration for preferred stock	155.2
Cash consideration for debt repayment	658.2
Total purchase price	$1,620.7

Form 10-K Part II	Cincinnati Bell Inc.

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

During the fourth quarter of 2021, the Company recorded measurement period adjustments with the offset recorded as an increase or decrease to “Goodwill.” Adjustments recorded in the fourth quarter are considered immaterial. Given the size and complexity of the transaction, the entire purchase price allocation disclosed herein continues to be considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Closing Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

In connection with this acquisition, the Company recorded goodwill attributable to increased access to a diversified customer base, acquired workforce in the United States, Canada, United Kingdom and India with industry expertise and expected synergies. The goodwill related to this acquisition is not deductible for tax purposes.

Form 10-K Part II	Cincinnati Bell Inc.

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

Transaction costs were expensed as incurred and recorded to “Transaction and integration costs” on the Consolidated Statements of Operations. Cincinnati Bell Inc. incurred transaction costs associated with the Merger Agreement of $0.8 million and $54.6 million in the Successor and Predecessor periods of 2021, respectively, and $9.8 million in 2020. Transaction costs of $44.0 million that were paid on the Merger Date were recorded in the Predecessor period and included as an assumed liability. Additionally, $2.9 million of severance associated with a change of control clause in an employee’s contract was recorded in the Predecessor period with payments expected to be completed in the second quarter of 2022. Transaction-related bonuses of $5.3 million were also recorded in the Predecessor period but due to timing of payroll, were paid prior to the Merger Date.

Additional expenses recorded in the Predecessor period include certain stock-based compensation awards that were accelerated upon the Merger Date, which resulted in an expense of $9.3 million that was recorded to SG&A, and Loss on Extinguishment of Debt of $10.7 million due to the repayment of the Corporate Credit Agreement at the Effective Time. Stock-based compensation was paid on the Merger Date and included in the cash consideration for Cincinnati Bell Inc. stock.

Form 10-K Part II	Cincinnati Bell Inc.

Prior to entering into the Merger Agreement, the Company previously entered into an Agreement and Plan of Merger, dated December 21, 2019, (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into the Merger Agreement. In connection with the termination of the Brookfield Merger Agreement in the first quarter of 2020, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Consolidated Statements of Operations in the Predecessor period.

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Consolidated Balance Sheets. As of December 31, 2021, $0.5 million and $22.3 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Consolidated Balance Sheets. As of December 31, 2020, the Company funded $5.0 million to an escrow account to fund a portion of the purchase price and entered into an agreement with Paniolo to maintain the Paniolo network prior to the close of the acquisition. This escrow amount was classified as restricted cash and recorded in “Other noncurrent assets” on the Consolidated Balance Sheets as of December 31, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

5.    Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	Successor		Predecessor
	December 31,	Depreciable	December 31,	Depreciable
(dollars in millions)	2021	Lives (Years)	2020	Lives (Years)
Land and rights-of-way	$132.3	20 – Indefinite	$115.7	20 – Indefinite
Buildings and leasehold improvements	183.5	5 – 40	323.8	5 – 40
Network equipment	1,566.9	2 – 50	4,180.0	2 – 50
Office software, furniture, fixtures and vehicles	109.8	2 – 14	243.7	2 – 14
Construction in process	72.2	n/a	60.4	n/a
Gross value	2,064.7		4,923.6
Accumulated depreciation	(98.1)		(3,194.5)
Property, plant and equipment, net	$1,966.6		$1,729.1

In connection with the Merger, a fair value step-up of $162.1 million was recorded to property, plant and equipment (“PP&E”). The estimated fair value of the PP&E was determined using Level 3 inputs within the fair value hierarchy, as described in Note 1. A combination of cost and market approaches were used to estimate the fair values of the PP&E as of the Merger Date. See Note 4 for additional information regarding the Merger.

Depreciation expense on PP&E, including assets accounted for as finance leases, totaled $103.2 million and $185.0 million in the Successor and Predecessor periods of 2021, respectively. Depreciation expense on PP&E was $279.0 million in 2020 and $290.2 million in 2019. The portion of depreciation expense associated with cost of providing services was 84% and 85% for the Successor and Predecessor periods of 2021, respectively, and 86% and 87% in 2020 and 2019, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years.

No asset impairment losses were recognized on PP&E in the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

Form 10-K Part II	Cincinnati Bell Inc.

6.	Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

	Successor
(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of September 8, 2021 (remeasured upon merger)	$—	$—	$—
Activity during the year
Merger	157.4	488.9	646.3
Goodwill, balance as of December 31, 2021	$157.4	$488.9	$646.3

	Predecessor
(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2019	$148.1	$12.4	$160.5
Activity during the year
Currency translations	1.0	—	1.0
Goodwill, balance as of December 31, 2020	149.1	12.4	161.5
Activity during the year
Currency translations	0.7	—	0.7
Goodwill, balance as of September 7, 2021	$149.8	$12.4	$162.2

As mentioned in Note 4, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit is preliminary as of the date of this filing.

No impairment losses were recognized in goodwill for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019. During the annual review performed in the fourth quarter of 2021, we completed a Step 0 or Qualitative assessment and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

Intangible Assets

The Company’s intangible assets consisted of the following:

	Successor			Predecessor
	December 31, 2021			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$850.0	$(36.2)	$813.8	$141.6	$(38.9)	$102.7
Trade names	108.0	(5.0)	103.0	41.7	(9.4)	32.3
Technology	5.0	(0.2)	4.8	9.9	(3.2)	6.7
Total	963.0	(41.4)	921.6	193.2	(51.5)	141.7
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.7	—	6.7	6.4	—	6.4
Total intangible assets	$969.7	$(41.4)	$928.3	$199.6	$(51.5)	$148.1

Form 10-K Part II	Cincinnati Bell Inc.

In connection with the Merger, the company recorded $963.0 million of finite-lived intangible assets and $6.6 million of indefinite-lived intangible assets representing the fair values at the Merger Date. See Note 4 for additional information regarding the Merger. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

During the third quarter of 2020, the Company participated in Auction 105 conducted by the FCC for Priority Access Licenses of the Citizens Band Radio Service Spectrum (“CBRS”). The Company was the winning bidder of 56 wireless spectrum licenses in 17 Greater Cincinnati, Dayton and Hawaiian counties that allow the Company to further expand broadband coverage across its operating footprint. The licenses were transferred to the Company in the fourth quarter of 2020. The Company elected to perform a qualitative impairment assessment in the fourth quarter of 2021 and concluded that the CBRS priority access licenses are not impaired.

The Company’s finite-lived intangible assets recorded in the Predecessor period were established in connection with completed acquisitions. They were amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The amortization expense for finite-lived intangible assets was $41.4 million and $9.9 million in the Successor and Predecessor periods of 2021, respectively, and $14.4 million and $14.7 million in 2020 and 2019, respectively. No impairment losses were recognized on intangible assets for the Successor and Predecessor periods in 2021 and the years ended December 31, 2020 and 2019.

The estimated useful lives for each finite-lived intangible asset class are as follows:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Customer relationships	15 years	8 to 15 years
Trade names	3 to 10 years	10 to 15 years
Technology	7 years	10 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2022	$120.0
2023	112.9
2024	103.8
2025	92.1
2026	85.0
Thereafter	407.8
Total	$921.6

Form 10-K Part II	Cincinnati Bell Inc.

7.	Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	Successor	Predecessor
	December 31,	December 31,
(dollars in millions)	2021	2020
Current portion of long-term debt:
Corporate Credit Agreement - Tranche B Term Loan due 2024	$—	$6.0
Credit Agreement - Term B-1 Loans	5.0	—
Credit Agreement - Term B-2 Loans	6.5	—
Paniolo Fiber Assets Financing Arrangement	0.5	—
Other financing arrangements	0.5	1.9
Finance lease liabilities	7.2	13.9
Current portion of long-term debt	19.7	21.8
Long-term debt, less current portion:
Receivables Facility	153.6	182.0
Corporate Credit Agreement - Revolving Credit Facility	—	67.0
Corporate Credit Agreement - Tranche B Term Loan due 2024	—	580.5
Credit Agreement - Term B-1 Loans	495.0	—
Credit Agreement - Term B-2 Loans	643.5	—
7 1/4% Notes due 2023(1)	24.0	22.3
7% Senior Notes due 2024	—	625.0
8% Senior Notes due 2025	—	350.0
Various Cincinnati Bell Telephone notes (1)	97.5	87.9
Paniolo Fiber Assets Financing Arrangement	22.3	—
Other financing arrangements	0.4	0.9
Finance lease liabilities	42.3	52.1
	1,478.6	1,967.7
Net unamortized (discount) premium (2)	(4.9)	1.1
Unamortized note issuance costs (3)	(44.8)	(18.9)
Long-term debt, less current portion	1,428.9	1,949.9
Total debt	$1,448.6	$1,971.7

(1)

As of December 31, 2021, the net carrying amounts of the 7 ¼% Notes due 2023 and the Various Cincinnati Bell Telephone notes included unamortized fair value premium related to the Merger of $1.7 million and $9.6 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

(2)

Net unamortized premium was determined to not meet the definition of an asset under ASC 805 as of the Merger Date and was therefore not recognized by the Company in the Successor period. As of December 31, 2021, net unamortized discount is associated with the Term B-1 Loans and Term B-2 Loans (defined below).

(3)

Unamortized note issuance costs of $9.3 million were determined to not meet the definition of an asset under ASC 805 as of the Merger Date and were therefore not recognized by the Company in the Successor period. As of December 31, 2021, unamortized note issuance costs are associated with the Term B-1 Loans and Term B-2 Loans.

The estimated fair value of the Company’s borrowings was determined as of the Merger Date using Level 2 inputs within the fair value hierarchy, as described in Note 10. Based on closing or estimated market prices of the Company’s debt, a fair value step-up of $2.0 million and $9.9 million was recorded for the 7 ¼% Notes due 2023 and the Various Cincinnati Bell Telephone notes, respectively, as of the Merger Date.

Form 10-K Part II	Cincinnati Bell Inc.

Credit Agreement (effective 2021)

In connection with the Merger Agreement, at the Effective Time (the date on which the Effective Time occurred, the “Closing Date”), the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the existing Corporate Credit Agreement. The Credit Agreement initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility due 2026”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility due 2026 matures in September 2026 and the Term B-1 Loans mature in September 2028. Borrowings under the Term B-1 Loans were used to refinance existing company indebtedness, finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, and for working capital and general corporate purposes. Borrowings under the Revolving Credit Facility due 2026 may be used to provide ongoing working capital as well as for other general corporate purposes of the Company.

The Company (i) incurred deferred financing costs of $32.0 million related to the issuance of the Term B-1 Loans and capitalized as a reduction to the outstanding debt balances as of the Merger Date and (ii) incurred deferred financing costs of $6.1 million related to the issuance of the Revolving Credit Facility due 2026 and capitalized to “Other noncurrent assets” on the Consolidated Balance Sheets as of the Merger Date.

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility due 2026, increasing the total commitments under the Revolving Credit Facility due 2026 to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility due 2026. At December 31, 2021, there were no borrowings under the Revolving Credit Facility due 2026, leaving $400.0 million available. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR.

As a result of the Amendment No. 1, the Company incurred deferred financing costs of $4.3 million and $9.7 million related to the Incremental Term B-1 Loans Increase and the Term B-2 Loans, respectively, and capitalized the amounts as a reduction to the outstanding debt balances. In addition, the Company incurred deferred financing costs of $1.3 million related to increasing the capacity of the Revolving Credit Facility due 2026 and capitalized the amount to “Other noncurrent assets” on the Consolidated Balance Sheets.

Borrowings under the Term B-1 Loans will, following the Amendment No. 1, bear interest, initially, at a rate equal to, at the Company’s option, either:

•

a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 0.5%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 2.50%; or

•

Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% for interest periods of one month, three months and six months, respectively, plus, in each case, 3.50%.

Form 10-K Part II	Cincinnati Bell Inc.

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the effective date of the Amendment No. 1, the applicable margin over the base rate or Adjusted Term SOFR for the Term B-1 Loans will be in the range of 3.25% and 3.50% (for SOFR loans) and 2.25% and 2.50% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Ratio (as defined in the Credit Agreement) for the most recent four fiscal quarter period for which financial statements have been delivered.

Borrowings under the Term B-2 Loans will bear interest, initially, at a rate equal to, at the Company’s option, either:

•

a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 2.25%; or

•

Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% for interest periods of one month, three months and six months, respectively, plus, in each case, 3.25%.

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the effective date of the Amendment No. 1, the applicable margin over the base rate or Adjusted Term SOFR for the Term B-2 Loans will be in the range of 3.00% and 3.25% (for SOFR loans) and 2.00% and 2.25% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Rati for the most recent four fiscal quarter period for which financial statements have been delivered.

Borrowings under the Revolving Credit Facility due 2026 will, following the Amendment No. 1, bear interest, initially, at a rate equal to, at the Company’s option, either:

•

a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) rate plus 1.00%, plus, in any such case, 2.00%; or

•

Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% for interest periods of one month, three months and six months, respectively, plus, in each case, 3.00%.

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the effective date of the Amendment No. 1, the applicable margin over the base rate or Adjusted Term SOFR for the Revolving Credit Facility due 2026 will be in the range of 2.75% and 3.00% (for SOFR loans) and 1.75% and 2.00% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Ratio for the most recent four fiscal quarter period for which financial statements have been delivered.

The base rate is subject to a 0.00% floor. The Adjusted Term SOFR is subject to a floor equal to (i) for the Revolving Credit Facility due 2026, 0.00%, (ii) for the Term B-1 Loans, 0.25% and (iii) for the Term B-2 Loans, 0.50%.

Form 10-K Part II	Cincinnati Bell Inc.

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

The Company may voluntarily repay and reborrow outstanding loans under the Revolving Credit Facility due 2026 at any time without a premium or a penalty, other than customary “breakage” costs with respect to SOFR revolving loans.

Guarantors and Security Interests, Credit Agreement

All obligations under the Term B-1 Loans, Term B-2 Loans and Revolving Credit Facility due 2026 are unconditionally guaranteed by the direct parent of the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions (including for Cincinnati Bell Funding LLC, Cincinnati Bell Funding Canada Ltd. (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law or contractual obligation from becoming guarantors, immaterial subsidiaries, unrestricted subsidiaries, foreign subsidiaries, and other customary exceptions as more fully described in the Credit Agreement). Obligations outstanding under the Credit Agreement are secured by perfected first priority pledges of and security interests in (i) the equity interests of the Company held by its direct parent and (ii) substantially all of the assets of the Company and each subsidiary guarantor (subject to customary exceptions as more fully described in the Credit Agreement), including equity interests of each subsidiary guarantor under the Credit Agreement.

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

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the second quarter of 2021, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions to increase the credit availability and renew the facility. The amendments extended the facility’s renewal date until June 2023 and the facility’s termination date to June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility was increased from $200.0 million to $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. In addition, the amendments removed the provision that the LIBOR rate for the Receivables Facility may not fall below 0.75%. At December 31, 2021, the available borrowing capacity was $215.0 million. Of the total borrowing capacity of $215.0 million, there were $153.6 million of outstanding borrowings and $16.3 million of outstanding letters of credit, leaving $45.1 million available as of December 31, 2021.

Interest on the Receivables Facility is based on the LIBOR rate plus 1.2%. The average interest rate on the Receivables Facility was 1.8% in 2021. The Company pays letter of credit fees on letters of credit drawn under the securitization facility and also pays commitment fees on the unused portion of the total facility.

Form 10-K Part II	Cincinnati Bell Inc.

Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of December 31, 2021, there was no outstanding balance for accounts receivable sold.

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

In addition, certain of our variable rate debt, including debt under the Receivables Facility and Paniolo fiber assets financing arrangement (defined below), uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in the future or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

7 1/4% Notes due 2023

In 1993, the Company issued $50.0 million of 7 1/4% Notes due 2023 ("7 1/4% Notes"). The indenture related to the 7 1/4% Notes does not subject the Company to restrictive financial covenants, but it does contain a covenant providing that if the Company incurs certain liens on its property or assets, the Company must secure the outstanding 7 1/4% Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Credit Agreement resulted in the 7 1/4% Notes being secured equally and ratably with the collateral granted by the Company (but not its subsidiaries) that secures the obligations under the Credit Agreement.

Interest on the 7 1/4% Notes is payable semi-annually on June 15 and December 15. The Company may not redeem the 7 1/4% Notes prior to maturity. The indenture governing the 7 1/4% Notes provides for customary events of default, including for failure to make any payment when due and for one or more defaults of any other existing debt instruments that exceeds $20.0 million, in the aggregate.

Cincinnati Bell Telephone Notes

In 1998, CBT's predecessor issued $150.0 million in aggregate principal of 6.30% unsecured senior notes due 2028 (the "CBT Notes"), which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The indenture related to the CBT Notes does not subject the Company or CBT to restrictive financial covenants, but it does contain a covenant providing that if CBT incurs certain liens on its property or assets, CBT must secure the outstanding CBT Notes equally and ratably with the indebtedness or obligations secured by such liens. The liens under the Credit Agreement resulted in the CBT Notes being secured equally and ratably with the collateral granted by CBT that secures the obligations under the Credit Agreement.

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

Form 10-K Part II	Cincinnati Bell Inc.

Paniolo Fiber Assets Financing Arrangement

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

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements for the five years subsequent to December 31, 2021, and thereafter:

		Other
		financing
(dollars in millions)	Debt	arrangements
Year ended December 31,
2022	$12.0	$0.5
2023	34.3	0.4
2024	165.6	—
2025	12.0	—
2026	32.3	—
Thereafter	1,180.4	—
	1,436.6	0.9
Net unamortized discount	(4.9)	—
Unamortized note issuance costs	(44.8)	—
Total debt	$1,386.9	$0.9

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. In the Predecessor period of 2021, the Company incurred deferred financing costs of $1.0 million related to consent solicitation fees incurred for the Company’s notes and amending and renewing revolving credit agreements. As a result of the Company terminating the Corporate Credit Agreement, deferred financing costs of $1.2 million and $6.1 million associated with the Corporate Credit Agreement’s Revolving Credit Facility and Tranche B Term Loan due 2024, respectively, were written off in the Predecessor period. In the Successor period, the Company incurred deferred financing costs of $53.4 million associated with the issuance and the Amendment No. 1 of the Credit Agreement. In addition, the Company incurred deferred financing costs in the Successor period of $3.9 million related to the consent fees paid to the holders of the 2024 Notes and 2025 Notes. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $3.6 million in the Successor period. The Company incurred deferred financing costs of $0.4 million in 2020 related to renewing and amending revolving credit agreements.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2021 and 2020, deferred financing costs recorded to "Other non-current assets" totaled $7.0 million and $2.0 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $2.0 million and $4.2 million in the Successor and Predecessor periods in 2021, respectively, $5.9 million in 2020, and $6.4 million in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

Debt Covenants

Credit Agreement

The Credit Agreement has a financial covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 5.75 to 1.00 when the utilization under the Revolving Credit Facility due 2026 exceeds 35%. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company were to violate any of its covenants and were unable to obtain a waiver, it would be considered a default. If the Company were in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility due 2026 would be available until the default was waived or cured.

The Term B-1 Loans and Term B-2 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility due 2026, except that a breach of the financial covenants will not result in an event of default under the Term B-2 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility due 2026 have terminated their commitments under the Revolving Credit Facility due 2026 and accelerated the loans then outstanding under the Revolving Credit Facility due 2026 in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Extinguished Notes

In the fourth quarter of 2021, the Company redeemed all of the $650 million of 7% Senior Notes due 2024 and $350 million of 8% Senior Notes due 2025 at redemption prices of 101.750% and 104.000%, respectively, primarily using proceeds from the Incremental Term B-1 Loans Increase and the Term B-2 Loans. As a result, the Company recorded a loss on extinguishment of debt of $2.1 million in the fourth quarter of 2021.

8.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 3 and 5 years, its cell towers for terms between 4 and 21 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2066, some of which include options to extend the leases for up to 15 years.

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

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental balance sheet information related to the Company's leases was as follows:

		Successor	Predecessor
		December 31,	December 31,
(dollars in millions)	Balance Sheet Location	2021	2020
Operating lease assets, net of amortization	Operating lease right-of-use assets	$44.3	$37.4
Finance lease assets, net of amortization	Property, plant and equipment, net	10.7	28.0
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.6	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	40.2	33.6
Total operating lease liabilities		49.8	43.2
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	7.2	13.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	42.3	52.1
Total finance lease liabilities		$49.5	$66.0

The components of lease expense were as follows:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$4.3	$8.1	$13.0	$13.2
Short-term lease cost	0.1	0.2	0.3	0.3
Variable lease cost	1.1	2.3	2.6	2.1
Finance lease cost:
Depreciation on leased assets	2.0	4.5	7.0	8.3
Interest on lease liabilities	1.2	2.9	4.5	5.1
Total lease cost	$8.7	$18.0	$27.4	$29.0

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.2	$2.9	$4.4	$5.1
Operating cash flows from operating leases	$3.4	$7.2	$12.1	$11.0
Financing cash flows from finance leases	$3.9	$9.9	$16.6	$14.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$5.4	$11.5	$12.6	$7.5
New finance leases	$2.0	$3.8	$7.7	$14.5

Form 10-K Part II	Cincinnati Bell Inc.

Additional quantitative information related to leases was as follows:

	Successor	Predecessor
	December 31,	December 31,
Weighted Average Remaining Lease Term	2021	2020
Operating leases	7.30 years	7.35 years
Finance leases	6.96 years	6.88 years
Weighted Average Discount Rate
Operating leases	5.27%	5.42%
Finance leases	6.99%	7.08%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2022	$12.5	$10.4
2023	11.1	9.0
2024	9.0	7.9
2025	7.4	6.9
2026	6.3	7.0
Thereafter	22.4	22.7
Total future minimum lease payments	68.7	63.9
Less imputed interest	(12.5)	(14.4)
Total	$56.2	$49.5

As of December 31, 2021, we have additional future payments on operating leases that have not yet commenced for $6.4 million. These leases will commence in 2022 and have lease terms of five to ten years.

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

On December 31, 2020, the Company, through its subsidiary Hawaiian Telcom, sold its real property in Wailuku, Hawaii to the County of Maui for $3.7 million. Net proceeds received from the transaction were approximately $3.5 million after transactional costs. Concurrently with the sale, the Company entered into an operating lease arrangement with the County of Maui for a portion of the building to maintain use of the location as a central office switching station. The transaction qualified for sale-leaseback accounting in accordance with ASC 842, and the Company recognized a nominal loss associated with the sale in 2020. The Company recorded an operating lease right-of-use asset and liability of $1.1 million related to the leaseback agreement on January 1, 2021.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded lease income related to operating lease payments of $0.9 million and $2.0 million in the Successor and Predecessor periods of 2021, respectively, and $2.9 million and $3.1 million in 2020 and 2019, respectively.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2021 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2022	$2.5
2023	2.1
2024	1.8
2025	1.7
2026	1.7
Thereafter	13.7
Total future minimum lease payments	23.5
Less imputed interest	(7.8)
Total	$15.7

9.    Commitments and Contingencies

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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (“HEC”) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $12.2 million recorded as of the Merger Date (see Note 10). As of December 31, 2021, the Company has a liability recorded of $48.7 million related to the payments for the use of the poles, of which $2.5 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets. As of December 31, 2020, the Company had a liability recorded of $38.0 million related to the payments for the use of the poles, of which $1.3 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility. The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $0.7 million recorded as of the Merger Date (see Note 10). As of December 31, 2021, the Company has a liability of $4.4 million related to the financing arrangement, of which $0.6 million is recognized within “Other current liabilities” and $3.8 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2020, the Company had a liability of $4.1 million related to the financing arrangement, of which $0.4 million is recognized within “Other current liabilities” and $3.7 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The future minimum payments under the base agreements, as well as the renewal options for each lease which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2022	$3.5
2023	5.8
2024	5.8
2025	5.8
2026	5.8
Thereafter	46.2
Total future minimum financing obligation payments	72.9
Less imputed interest	(21.0)
Total	$51.9

Trans-Pacific Submarine Cable

Commensurate with the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US cable. In August 2014, Hawaiian Telcom joined several other telecommunication companies to form a consortium to build and operate the SEA-US cable. The total system cost was $235.0 million and was primarily composed of a supply contract with the lead contractor. The Company has a fractional ownership in the system and recognizes its fractional share at cost. In addition, the Company constructed a cable landing station in Hawaii and provides cable landing services. The system was completed in August 2017. During 2021 and 2020, the Company incurred costs of $0.2 million and $0.7 million, respectively, primarily to the cable contractor for construction, with all such costs capitalized.

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $19.5 million and $20.8 million at December 31, 2021 and 2020, respectively, recorded in "Other noncurrent liabilities" and $1.3 million at both December 31, 2021 and 2020 recorded to “Other current liabilities” in the Consolidated Balance Sheets, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract terms range up to 25 years.

Dedicated Fiber Agreement

In the Predecessor period of the third quarter of 2021, the Company entered into an IRU agreement to provide dedicated fiber routes for a period of 20 years. As of December 31, 2021, the Company has a liability of $33.2 million for services to be delivered related to an up-front payment received upon consummation of the agreement, of which $0.5 million is recorded in “Other current liabilities” and $32.7 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The Company will receive additional up-front payments for the remaining contract revenue upon completing certain milestones related to the build of the dedicated fiber routes. Revenue for the IRU agreement will be recognized on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract term is 20 years.

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents the activity for the Company’s asset retirement obligations:

	Successor	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2020
Balance, beginning of period	$7.3	$6.7	$7.1
Liabilities incurred	—	0.4	—
Liabilities settled	(0.1)	—	(0.6)
Accretion expense	0.1	0.2	0.2
Balance, end of period	$7.3	$7.3	$6.7

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $16.3 million as of December 31, 2021. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2021 or 2020.

Purchase Commitments

The Company has purchase commitments and blanket purchase requisitions related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2021 and 2020, the minimum commitments associated with these arrangements that are noncancellable in nature, are not considered significant. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2021, cannot be reasonably determined.

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

The Company terminated four interest rate swaps in the Predecessor period in connection with the repayment in full of the Term Loan B under the Corporate Credit Agreement that occurred as part of the Merger Agreement. As a result of the repayment, the hedged interest payments were no longer considered probable of occurring and a loss on termination of $20.1 million that had been previously recorded to Accumulated Other Comprehensive Income (“AOCI”) was recorded in the Predecessor period in “Other (income) expense, net” on the Consolidated Statements of Operations. Cash payments resulting from the termination of the interest rate swaps are classified as operating activities in the Company’s Consolidated Statements of Cash Flows.

As of December 31, 2020, the fair value of the interest rate swap liability was $25.4 million and is recorded in the Consolidated Balance Sheets as follows:

		Predecessor
			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2020	Level 1	Level 2	Level 3
Liabilities:
Interest Rate Swap	Other current liabilities	$9.3	$—	$9.3	$—
Interest Rate Swap	Other noncurrent liabilities	$16.1	$—	$16.1	$—

The amount of gains (losses) recognized in AOCI (effective portion) net of reclassifications into earnings is as follows:

	Successor	Predecessor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	Decemeber 31, 2021	September 7, 2021	December 31, 2020
Interest Rate Swap	$—	$5.3	$(6.4)

The amount of losses reclassified from AOCI into earnings is as follows:

		Successor	Predecessor	Predecessor
		September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	Statement of Operations Location	Decemeber 31, 2021	September 7, 2021	December 31, 2020
Interest Rate Swap	Other (income) expense, net	$—	$(20.1)	$—
Interest Rate Swap	Interest expense	$—	$(5.4)	$(8.4)

Form 10-K Part II	Cincinnati Bell Inc.

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2021 and December 31, 2020, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,443.0	$1,443.0	$1,921.8	$1,973.4
Other financing arrangements	53.1	51.7	42.1	58.6

*	Excludes finance leases, other financing arrangements and note issuance costs

In connection with the Merger, the Successor period carrying values of the Company’s long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2021 and December 31, 2020, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2021, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

11.    Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $4.0 million and $9.7 million in the Successor and Predecessor periods of 2021, respectively, and $13.1 million and $12.9 million in 2020 and 2019, respectively.

Pension and Postretirement Plans

In connection with the Merger, the Company remeasured the pension and postretirement projected benefit obligations as of the Merger Date. As a result, the Company’s pension and postretirement benefit obligations decreased $22.3 million and $4.3 million, respectively. The decrease in the benefit obligations was primarily driven by changes in the discount rate as well as gains to record pension assets to fair value. Additionally, actuarial gains (losses) and prior service costs (benefits) recorded in “Accumulated other comprehensive loss" of $101.6 million were remeasured as of the Merger Date.

Unrecognized actuarial net gains and losses for the Cincinnati Plans (defined below) and the Hawaii Plans (defined below) are primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the excess is amortized over a defined term. In conjunction with remeasuring the pension and postretirement benefit obligations as of the Merger Date, the amortization period for the Cincinnati pension plans in the Successor period was updated to amortize the excess over the average remaining life expectancy of plan participants from the average future working lifetime which was utilized in the Predecessor period. This change did not have an impact in the 2021 Successor period as gains or losses were not generated until December 31, the next measurement date. Additionally in the Successor period, the market-related value of assets is equal to the fair market value. Previously, the market-related value of assets was determined using a five-year moving market average method. Except for these changes described related to the Cincinnati pension plans, no other changes to methodology were made in the Successor period as a result of the Merger.

Form 10-K Part II	Cincinnati Bell Inc.

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

During 2021, Hawaiian Telcom’s pension plans made lump sum payments of $1.9 million in the Successor period and $7.4 million in the Predecessor period resulting in a reduction of the plan benefit obligation of $1.9 million and $7.4 million, respectively. The Company recorded a nominal pension settlement gain in the Successor period as a result of the sum of the service cost and the interest cost component of the net pension cost exceeding lump sum payments to the plan participants. The Company recorded a pension settlement cost of $0.4 million in the Predecessor period as a result of lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost. During 2020, Hawaiian Telcom’s pension plans made lump sum payments of $15.1 million resulting in a reduction of the plan benefit obligation of $15.1 million and a pension settlement cost of $1.5 million. During 2019, Hawaiian Telcom's pension plans made lump sum payments of $1.0 million resulting in a reduction of the plan benefit obligation of $1.0 million and a nominal pension settlement cost.

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans for the Successor and Predecessor periods in 2021 and for the years ended December 31, 2020 and 2019 for the Cincinnati Plans and the Hawaii Plans. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the Successor and Predecessor periods in 2021 and for the years ended December 31, 2020 and 2019.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and postretirement (benefits) costs for these plans were comprised of:

	Pension Benefits				Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Service cost	$—	$—	$—	$—	$0.1	$0.3	$0.4	$0.6
Interest cost on projected benefit obligation	4.7	10.2	18.8	23.9	0.8	1.8	3.7	5.0
Expected return on plan assets	(10.2)	(19.9)	(29.0)	(30.7)	—	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	—	(1.7)	(2.5)	(2.5)
Actuarial loss	—	16.0	18.1	13.7	—	—	1.2	1.8
Pension settlement charges	—	—	3.8	—	—	—	—	—
Pension/postretirement (benefit) cost	$(5.5)	$6.3	$11.7	$6.9	$0.9	$0.4	$2.8	$4.9

Amortization of prior service benefit and actuarial loss in the Predecessor periods represent reclassifications from accumulated other comprehensive income.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits				Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Discount rate	2.60%	2.40%	3.10%	4.20%	2.60%	2.40%	3.20%	4.30%
Expected long-term rate of return	6.00%	6.00%	6.00%	6.50%	—	—	—	—
Cash balance interest credit rate	4.00%	4.00%	4.00%	4.00%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Hawaii Plans	Pension Benefits				Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Predecessor	Successor	Predecessor	Predecessor	Predecessor
	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Discount rate	2.50%	2.30%	2.80%	4.20%	2.80%	2.60%	3.30%	4.40%
Expected long-term rate of return	6.00%	6.00%	6.00%	6.50%	—	—	—	—
Cash balance interest credit rate	1.10%	1.20%	2.00%	2.20%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Form 10-K Part II	Cincinnati Bell Inc.

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

The Company utilized the Pri-2012/MP-2021 and Pri-2012/MP-2020 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2021 and 2020, respectively.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$633.3	$674.1	$652.9	$102.8	$109.6	$116.3
Service cost	—	—	—	0.1	0.3	0.4
Interest cost	4.7	10.2	18.8	0.8	1.8	3.7
Actuarial (gain) loss (a) (b)	(11.4)	(17.0)	62.8	(0.6)	(4.0)	(3.5)
Benefits paid	(12.8)	(26.6)	(39.3)	(2.4)	(5.4)	(7.9)
Retiree drug subsidy received	—	—	—	—	0.2	0.1
Settlements (c)	(1.9)	(7.4)	(21.1)	—	—	—
Other	—	—	—	0.2	0.3	0.5
Benefit obligation at end of period	$611.9	$633.3	$674.1	$100.9	$102.8	$109.6
Change in plan assets:
Fair value of plan assets at beginning of period	$571.8	$570.6	$538.8	$3.3	$3.1	$4.3
Actual return on plan assets	1.3	32.5	84.5	—	0.1	0.1
Employer contributions	0.8	2.7	7.7	2.4	5.1	6.5
Retiree drug subsidy received	—	—	—	—	0.3	0.1
Benefits paid	(12.8)	(26.6)	(39.3)	(2.4)	(5.3)	(7.9)
Settlements (c)	(1.9)	(7.4)	(21.1)	—	—	—
Fair value of plan assets at end of period	559.2	571.8	570.6	3.3	3.3	3.1
Unfunded status	$(52.7)	$(61.5)	$(103.5)	$(97.6)	$(99.5)	$(106.5)

(a)

The actuarial (gain) recorded in the Successor and Predecessor periods in 2021 for the pension plans was primarily driven by an increase in the discount rate. The actuarial loss recorded during the period ended December 31, 2020 for the pension plans was primarily driven by changes in the discount rate as well as gains or losses to record pension assets to fair value.

(b)

The actuarial (gain) recorded in the Successor and Predecessor periods in 2021 for the postretirement plans is primarily due to an increase in the discount rate and the result of actual versus expected benefit payments. The actuarial (gain) recorded for the period ending December 31, 2020 is primarily due to updated participant assumptions for the Hawaii plans partially offset by changes to the discount rate for both plans.

(c)

The decrease in pension plan settlements in the Successor and Predecessor periods in 2021 compared to 2020 is due to participant elections in 2020 to take lump sum payments upon termination as result of the voluntary severance program offered to employees in both Cincinnati and Hawaii. The extent of the funding exceeded the settlement accounting threshold, and as such in all periods presented, these activities have been categorized as settlements.

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Discount rate	2.70%	2.60%	2.40%	2.80%	2.60%	2.40%
Cash balance interest credit rate	4.00%	4.00%	4.00%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Discount rate	2.70%	2.50%	2.30%	2.90%	2.80%	2.60%
Cash balance interest credit rate	1.30%	1.10%	1.20%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	Successor	Predecessor	Predecessor
Cincinnati Plans	September 8, 2021 to	January 1, 2021 to	Year Ended
	December 31, 2021	September 7, 2021	December 31, 2020
Healthcare cost trend	6.5%	6.5%	6.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.5%	4.5%	4.5%
Year the rates reach the ultimate trend rate	2026	2025	2025

Form 10-K Part II	Cincinnati Bell Inc.

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,
(dollars in millions)	2021	2020	2021	2020
Accrued payroll and benefits (current liability)	$2.0	$2.1	$7.8	$8.5
Pension and postretirement benefit obligations (noncurrent liability)	50.7	101.4	89.8	98.0
Total	$52.7	$103.5	$97.6	$106.5

Amounts recognized in "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,
(dollars in millions)	2021	2020	2021	2020
Prior service (cost) benefit, net of tax of ($0.1), $3.4	$—	$(0.1)	$—	$13.7
Actuarial gain (loss), net of tax of $0.7, ($39.0), $0.1, ($4.3)	2.0	(136.1)	0.6	(16.3)
Total	$2.0	$(136.2)	$0.6	$(2.6)

Amounts recognized in "Accumulated other comprehensive income (loss)" on the Consolidated Statements of Shareowners’ Deficit and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits			Postretirement and Other Benefits
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Prior service cost recognized:
Reclassification adjustments	$—	$—	$—	$—	$(1.7)	$(2.5)
Actuarial gain (loss) recognized:
Reclassification adjustments	—	15.6	21.9	—	—	1.2
Actuarial gain (loss) arising during the period	2.7	29.5	(7.1)	0.7	4.0	3.6

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The current target allocations for the pension plan assets are 40% equity securities and 60% investment grade fixed income securities with the exception of the Hawaii pension plan for union employees that is 30% equity securities and 70% investment grade fixed income securities as a result of its funded status. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2021, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries. The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2021 and 2020 by asset category are as follows:

	Successor
(dollars in millions)	December 31, 2021	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$104.8	$104.8	$—	$—
International equity index funds	101.8	101.8	—	—
Fixed income bond funds	350.7	350.7	—	—
Fixed income short-term money market funds	1.9	1.9	—	—
Group insurance contract	3.3	—	—	—
Total	$562.5	$559.2	$—	$—

	Predecessor
(dollars in millions)	December 31, 2020	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$151.2	$151.2	$—	$—
International equity index funds	152.4	152.4	—	—
Fixed income bond funds	265.0	265.0	—	—
Fixed income short-term money market funds	2.0	2.0	—	—
Group insurance contract	3.1	—	—	—
Total	$573.7	$570.6	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy, but is included in the totals above.

Contributions to our qualified pension plans were $0.9 million in the Predecessor period in 2021, $5.5 million in 2020, and $3.6 million in 2019. No contributions were made to our qualified pension plans in the Successor period. Contributions to our non-qualified pension plan were $0.8 million in the Successor period, $1.8 million in the Predecessor period in 2021, $2.2 million in 2020, and $2.3 million in 2019.

Based on current assumptions, contributions are expected to be nominal to the qualified plans and approximately $2 million to the non-qualified plans in 2022. Management expects to make cash payments of approximately $7 million related to its postretirement health plans in 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2022	$54.2	$8.0	$(0.2)
2023	51.0	7.6	(0.1)
2024	49.7	7.3	(0.1)
2025	48.9	6.9	(0.1)
2026	44.6	6.6	(0.1)
Years 2027 - 2031	186.6	29.2	(0.3)

12.    Shareowners’ Equity (Deficit)

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of December 31, 2021, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Loss

Shareowners’ equity (deficit) includes accumulated other comprehensive income (loss) that is comprised of pension and postretirement unrecognized prior service benefit (cost) and unrecognized actuarial gains (losses), and foreign currency translation losses. Shareowners’ equity (deficit) also includes an accumulated other comprehensive loss recorded in the Predecessor periods for unrealized loss on cash flow hedges arising during the period.

Form 10-K Part II	Cincinnati Bell Inc.

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Loss	Total
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Remeasurement of benefit obligations	2.6		—		—	2.6
Foreign currency loss	—		—		(1.4)	(1.4)
Balance as of December 31, 2021	$2.6		$—		$(1.4)	$1.2

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	10.7	(a)	19.7	(b)	—	30.4
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.2	1.2
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

Predecessor
Balance as of December 31, 2019	$(152.0)		$(14.7)		$(3.4)	$(170.1)
Remeasurement of benefit obligations	(2.7)		—		—	(2.7)
Reclassifications, net	15.9	(a)	6.4	(b)	—	22.3
Unrealized loss on cash flow hedges arising during the period, net	—		(11.4)	(c)	—	(11.4)
Foreign currency gain	—		—		2.2	2.2
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)

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

(b)	These reclassifications are reported within "Interest expense" and “Other (income) expense, net” on the Consolidated Statements of Operations when the hedged transactions impact earnings.
(c)

The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. The unrealized loss on cash flow hedges is recorded in "Other current liabilities" and "Other noncurrent liabilities" on the Consolidated Balance Sheets in the Predecessor period. See Note 10 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

13.    Income Taxes

Income tax expense (benefit) for continuing operations consisted of the following:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Current:
Federal	$—	$—	$(1.4)	$(1.4)
State and local	(0.4)	0.7	0.6	—
Foreign	1.6	3.1	3.5	0.5
Total current	1.2	3.8	2.7	(0.9)
Deferred:
Federal	(9.2)	(16.1)	(13.8)	(9.1)
State and local	7.4	(3.8)	7.7	(1.5)
Foreign	(0.7)	(0.8)	(1.3)	0.4
Total deferred	(2.5)	(20.7)	(7.4)	(10.2)
Valuation allowance	(6.0)	—	(20.8)	0.5
Total	$(7.3)	$(16.9)	$(25.5)	$(10.6)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each period:

	Successor	Predecessor	Predecessor	Predecessor
	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax	2.1	2.5	1.4	2.1
Transaction costs	(0.4)	(4.1)	(8.6)	(3.0)
Non-Deductible meals and entertainment	(0.2)	(0.3)	(0.4)	(1.5)
Equity compensation	—	—	—	(1.7)
Merger adjustments	—	—	—	(1.7)
State net operating loss adjustments	(18.4)	—	(9.5)	(1.0)
Change in valuation allowance, net of federal income tax	17.5	—	25.7	(0.5)
Change in uncertain tax positions	0.1	—	2.5	—
Other differences, net	(0.4)	(1.9)	(0.6)	—
Effective tax rate	21.3%	17.2%	31.5%	13.7%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income (loss) as follows:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Income tax (benefit) provision related to:
Continuing operations	$(7.3)	$(16.9)	$(25.5)	$(10.6)
Accumulated other comprehensive income (loss)	0.8	10.8	2.4	0.2

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	Successor	Predecessor
(dollars in millions)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$258.3	$239.9
Finance and operating lease obligations	22.6	19.7
Pension and postretirement benefits	36.0	50.4
Employee benefits	5.8	9.1
Interest limitation	4.9	—
State tax credit	8.6	9.0
Other	24.4	31.4
Total deferred tax assets	360.6	359.5
Valuation allowance	(18.4)	(28.4)
Total deferred tax assets, net of valuation allowance	$342.2	$331.1
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(475.5)	$(250.9)
Other	(1.0)	(8.6)
Total deferred tax liabilities	(476.5)	(259.5)
Net deferred tax (liabilities) assets	$(134.3)	$71.6

As of December 31, 2021, the Company had $1,064.9 million of federal net operating loss carryforwards with a deferred tax asset value of $223.6 million and $34.7 million in deferred tax assets related to state and local net operating loss carryforwards. Federal net operating loss carryforwards of $55.8 million will expire in 2022, if unused. U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities but the Company expects to fully utilize the net operating loss carryforwards.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Despite the cumulative book loss incurred over the three-year period ended December 31, 2021, there are sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration.

In 2020, the CARES Act was enacted, which amended section 163(j) of the Internal Revenue Code to increase the deduction limit for interest expense. As a result of the increased limit, in 2020, the Company released $16.6 million of valuation allowances that were recorded against deferred tax assets relating to previously-disallowed interest expense.

As of December 31, 2021 and 2020, the Company had valuation allowances of $18.4 million and $28.4 million, respectively, recorded against other deferred tax assets consisting primarily of state and local net operating loss carryforwards and state credits. Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $19.0 million at both December 31, 2021 and December 31, 2020, respectively. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2021 and 2020.

Form 10-K Part II	Cincinnati Bell Inc.

A reconciliation of the unrecognized tax benefits is as follows:

	Successor	Predecessor	Predecessor	Predecessor
(dollars in millions)	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance, beginning of year	$19.2	$19.2	$21.9	$22.0
Change in tax positions for the current year	0.1	—	(2.2)	0.2
Change in tax positions for prior years	—	—	(0.5)	(0.3)
Balance, end of year	$19.3	$19.2	$19.2	$21.9

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2017.

The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because of management’s intent to indefinitely reinvest such earnings. Determination of the amount of any unrecognized deferred income tax liability on temporary differences arising from tax and financial reporting basis differences has not been practicable.

14.    Stock-Based and Deferred Compensation Plans

Prior to the Merger Date, the Company granted stock options, stock appreciation rights, performance-based awards, restricted stock units, and time-based restricted shares to officers and key employees under the 2017 Long-Term Incentive Plan and stock options, restricted shares, and restricted stock units to directors under the 2017 Stock Plan for Non-Employee Directors.

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

Subsequent to the Merger Date, awards will no longer be granted under the 2017 Long-Term Incentive Plan or the 2017 Stock Plan for Non-Employee Directors.

Form 10-K Part II	Cincinnati Bell Inc.

Stock Options and Stock Appreciation Rights

Generally, the awards of stock options and stock appreciation rights fully vested three years from grant date and expired ten years from grant date. Beginning in 2012, some of the stock options vested over a three year period based on the achievement of certain performance objectives. The Company generally issued new shares when options to purchase common shares or stock appreciation rights were exercised. The following table summarizes stock options and stock appreciation rights activity:

	Successor		Predecessor
	September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	143	$18.37	144	$18.35	151	$18.29
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	(1)	17.05	(7)	17.05
Awards cancelled pursuant to Merger Agreement	—	—	(143)	18.37	—	—	—	—
Outstanding and exercisable at end of period	—	$—	—	$—	143	$18.37	144	$18.35
(dollars in millions)
Compensation expense for the period	$—		$—		$—		$—
Tax benefit related to compensation expense	$—		$—		$—		$—
Intrinsic value of awards exercised	$—		$—		$—		$—
Cash received from awards exercised	$—		$—		$—		$—
Grant date fair value of awards vested	$—		$—		$—		$—

Form 10-K Part II	Cincinnati Bell Inc.

Performance-Based Restricted Awards

Awards granted generally vested over three years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value if it was probable that the performance conditions would be achieved.

The following table summarizes our outstanding performance-based restricted award activity:

	Successor		Predecessor
	September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	1,037	$10.87	1,282	$13.00	692	$18.67
Granted*	—	—	—	—	—	—	763	8.34
Vested	—	—	(1,037)	10.87	(245)	22.03	(160)	15.45
Forfeited	—	—	—	—	—	—	(13)	11.32
Non-vested at end of period	—	$—	—	$—	1,037	$10.87	1,282	$13.00
(dollars in millions)
Compensation expense for the period	$—		$6.2		$2.4		$2.7
Tax benefit related to compensation expense	$—		$(1.5)		$(0.5)		$(0.6)
Grant date fair value of awards vested	$—		$11.3		$5.4		$2.5
*	Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

In connection with the Merger, $5.0 million of expense related to performance-based restricted awards was accelerated upon the Closing Date and recorded in the Predecessor period.

Time-Based Restricted Awards

Awards granted to Cincinnati Bell employees in 2019 vested as of the Merger Date and were paid to employees in cash. Awards granted to directors in 2020 vested as of the Merger Date and were paid to directors in cash, and awards granted to directors in 2019 vested on the first anniversary of the grant date.

As part of the terms of the acquisition of Hawaiian Telcom, certain stock-based compensation awards granted by Hawaiian Telcom before the merger date were converted to time-based restricted stock units. The Company assumed responsibility for the eventual payout of these time-based restricted stock units as part of the acquisition. These awards were originally granted by Hawaiian Telcom in the first quarter of 2017 and 2018, and vested in one-fourth increments over a period of four years. One-fourth of the awards granted in the first quarter of 2017 vested and were distributed by Hawaiian Telcom prior to July 2, 2018. All remaining awards that vested after July 2, 2018, including awards that were accelerated and vested as of the Merger Date, were distributed by Cincinnati Bell Inc.

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our time-based restricted award activity:

	Successor		Predecessor
	September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	792	$11.42	942	$11.67	497	$17.02
Granted	—	—	—	—	68	14.99	625	8.43
Vested	—	—	(792)	11.42	(216)	13.58	(167)	15.39
Forfeited	—	—	—	—	(2)	15.70	(13)	12.76
Non-vested at end of period	—	$—	—	$—	792	$11.42	942	$11.67
(dollars in millions)
Compensation expense for the period	$—		$6.9		$3.2		$4.7
Tax benefit related to compensation expense	$—		$(1.7)		$(0.7)		$(1.1)
Grant date fair value of awards vested	$—		$9.0		$2.9		$2.6

In connection with the Merger, $4.3 million of expense related to time-based restricted awards was accelerated upon the Closing Date and recorded in the Predecessor period.

Cash-Settled Awards

For the year ended December 31, 2021, Parent granted officers and key employees of the Company cash-settled awards that vest ratably over a 4-year period beginning with the first anniversary of the grant date with the final 20% vesting upon the occurrence of a liquidity event, defined as a change of control or qualified public offering.  In the absence of a liquidity event, the awards will expire in eight years.  The ultimate payment of the awards upon the occurrence of a liquidity event is based on the i) number of vested awards and ii) an amount determined from the excess of the proceeds received from the liquidity event over the invested capital, adjusted for internal rates of return.  No compensation expense is recorded in the Predecessor or Successor periods in 2021.

For the year ended December 31, 2020, the Company granted officers and key employees cash-settled awards of $10.5 million in place of performance-based restricted awards and time-based restricted awards. Per the terms of the award, one-fourth of these cash-settled awards accelerated and vested as of the Merger Date. Subsequent to the Merger Date, one-fourth of these cash-settled awards vest at the end of six months, and the remaining awards vest at the end of 18 months. Employees generally must be actively employed on the vesting date in order to receive the award payout.  The amount recorded on the Consolidated Balance Sheets as of December 31, 2021 related to these awards was $3.8 million, and is recorded to “Other noncurrent liabilities.”

Expense incurred for cash payment awards was $1.0 million and $2.4 million for the Successor and Predecessor periods in 2021, respectively, and $3.2 million in 2020.  At December 31, 2021, there was $3.6 million remaining unrecognized compensation expense for cash-settled awards, which will be recognized ratably over the final year of the award. Nominal cash-settled awards were issued in 2021, and no cash-settled awards were issued in 2019.

Form 10-K Part II	Cincinnati Bell Inc.

15.    Business Segment Information

For the Successor and Predecessor periods in 2021 and the years ended December 31, 2020, and 2019, we operated two business segments:  Network, previously referred to as Entertainment and Communications, and IT Services and Hardware.

In July 2018, the Company acquired Hawaiian Telcom. Based on the nature of the products and services offered, financial results are presented in either the Network segment or the IT Services and Hardware segment.

The Network segment provides products and services that can be categorized as either Fioptics in Cincinnati or Consumer/SMB Fiber in Hawaii (collectively, "Consumer/SMB Fiber"), Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Capital expenditures in the Network segment are incurred to expand our Consumer/SMB Fiber product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.

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

Total assets for the Company increased $1,530.2 million as of December 31, 2021 as compared to December 31, 2020. Network and IT Services and Hardware assets increased $1,145.9 million and $364.8 million, respectively, primarily due to increases in property, plant and equipment and intangible assets due to recording amounts at fair value as a result of the Merger. In addition, Network assets increased due to goodwill recorded as a result of the Merger. Corporate assets increased $19.5 million primarily due to higher receivables resulting from increased sales partially offset by decrease to deferred tax assets. Deferred tax assets and liabilities on the Consolidated Balance Sheets totaled $5.3 million and $139.6 million as of December 31, 2021, respectively. Deferred tax assets and liabilities on the Consolidated Balance Sheets totaled $82.5 million and $10.9 million as of December 31, 2020, respectively. The increase to net deferred tax liabilities is a result of preliminary adjustments on the Merger Date due to the change in fair value of certain assets and liabilities. The most significant adjustments are driven by the increase in value of the Company’s intangibles (other than goodwill) and increase in value related to fixed assets. These were offset, in part, by deferred tax assets related to the initial fair value adjustments which included note issuance and other debt-related costs, costs of acquisition and fulfillment costs that were deferred in accordance with ASC 606, and other deferred tax assets.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:
	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Revenue
Network	$303.8	$664.2	$969.6	$995.7
IT Services and Hardware	259.3	492.4	616.6	567.4
Intersegment	(8.7)	(17.9)	(26.4)	(26.4)
Total revenue	$554.4	$1,138.7	$1,559.8	$1,536.7
Intersegment revenue
Network	$6.5	$13.1	$19.7	$21.6
IT Services and Hardware	2.2	4.8	6.7	4.8
Total intersegment revenue	$8.7	$17.9	$26.4	$26.4
Operating (loss) income
Network	$(6.3)	$78.3	$99.7	$105.5
IT Services and Hardware	4.0	25.2	24.6	2.6
Corporate	(6.8)	(75.8)	(58.3)	(35.0)
Total operating (loss) income	$(9.1)	$27.7	$66.0	$73.1
Expenditures for long-lived assets*
Network	$114.8	$199.8	$206.4	$201.3
IT Services and Hardware	13.9	15.9	23.5	22.4
Corporate	1,620.7	—	0.1	0.1
Total expenditures for long-lived assets	$1,749.4	$215.7	$230.0	$223.8
Depreciation and amortization
Network	$113.0	$166.9	$252.7	$255.8
IT Services and Hardware	31.4	27.9	40.6	48.9
Corporate	0.2	0.1	0.1	0.2
Total depreciation and amortization	$144.6	$194.9	$293.4	$304.9

*Includes cost of acquisitions in the Successor and Predecessor periods of 2021 and purchase of wireless spectrum assets in the year ended December 31, 2020

	Successor	Predecessor
(dollars in millions)	December 31, 2021	December 31, 2020
Assets
Network	$2,949.2	$1,803.3
IT Services and Hardware	842.0	477.2
Corporate and eliminations	407.6	388.1
Total assets	$4,198.8	$2,668.6

Form 10-K Part II	Cincinnati Bell Inc.

16.    Supplemental Cash Flow Information

	Successor	Predecessor
	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2021	September 7, 2021	December 31, 2020	December 31, 2019
Capitalized interest expense	$0.6	$1.3	$1.3	$1.7
Cash paid for:
Interest	45.7	89.9	125.5	129.3
Income taxes, net of refunds	3.3	3.8	0.5	0.5
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	5.8	3.8	7.7	14.5
Acquisition of property on account	51.2	54.9	24.3	26.0

17.    Subsequent Events

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As a result of the Merger and upon approval by the Audit Committee and the Board of Directors on January 20, 2022, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm.

Deloitte’s reports on the Company’s consolidated financial statements for its fiscal years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2020 and 2019, and through January 20, 2022: (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with any reports on the financial statements for such years; and (ii) there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

The Company provided Deloitte with a copy of the disclosures required by Item 304(a) of Regulation S-K contained in the Current Report on Form 8-K filed on January 24, 2022 and requested that Deloitte furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agreed with the statements made by the Company in the Form 8-K and, if not, stating the respects in which it did not agree. A copy of Deloitte’s letter, dated January 24, 2022, was filed as Exhibit 16.1 to the Form 8-K.

On January 14, 2022, the Audit Committee approved, effective immediately, the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm as of and for the year ending December 31, 2021.

As part of this engagement acceptance process, the Company and PwC identified a non-audit service PwC performed for the Company that is inconsistent with the SEC and PCAOB auditor independence rules.

From February 1, 2021 through May 7, 2021, Hawaiian Telcom Communications, Inc., a wholly owned subsidiary of the Company, engaged PwC to provide post-implementation support services in connection with its implementation of a third party software solution, which included the performance of certain employee activities, deemed a management function pursuant to Rule 2-01(c)(4)(vi) of Regulation S-X under the SEC’s auditor independence rules. PwC’s fees associated with this service were approximately $11,400.

The Audit Committee and PwC separately discussed the service, which is no longer being performed, and each concluded that this matter does not impair PwC’s ability to exhibit the requisite objectivity and impartiality to report on the audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2021. In reaching this conclusion, the Audit Committee and PwC noted that, (i) the service was not performed by individuals who will be part of the audit engagement team for the Company; (ii) the service was not related to any financial information system, and as a result, will not have any accounting impact on the financial results of the Company; (iii) the service was administrative in nature and the rudimentary tasks did not involve making management decisions; (iv) the service was terminated prior to the commencement of the PCAOB professional engagement period; and (v) the fee earned by PwC for the service is insignificant to PwC and the Company.

Form 10-K Part II	Cincinnati Bell Inc.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2021 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the fourth quarter of 2021 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Form 10-K Part III	Cincinnati Bell Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Effective with the Merger and the subsequent filing of the Form 25, the Company no longer meets the definition of an SEC registrant  and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

Item 11.  Executive Compensation

Effective with the Merger and the subsequent Form 25 filing, the Company no longer meets the definition of an SEC registrant  and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Effective with the Merger and the subsequent filing of the Form 25, the Company no longer meets the definition of an SEC registrant  and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Effective with the Merger and the subsequent filing of the Form 25, the Company no longer meets the definition of an SEC registrant  and is therefore filing this form with the reduced disclosure format and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K. The Company is filing this Form-10-K with the SEC on a voluntary basis.

Item 14.  Principal Accountant Fees and Services

As a result of the Merger and upon approval by the Audit Committee and the Board of Directors on January 20, 2022, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm. Deloitte was the Company's Independent Registered Public Accounting Firm for the 2020 fiscal year. On January 14, 2022, the Audit Committee approved, effective immediately, the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm as of and for the 2021 fiscal year.

Aggregate fees for professional services rendered for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Audit fees	$2,517,595	$2,316,350
Audit related fees	—	—
Tax fees	35,659	40,787
All other fees	—	—
Total	$2,553,254	$2,357,137

Audit Fees

For the year ended December 31, 2021, the Company incurred audit fees from PwC and Deloitte of $2,070,000 and $447,595, respectively. The audit fees for the year ended December 31, 2021 for services rendered by PwC and Deloitte were in connection with the audit of Company’s annual financial statements and review of quarterly financial statements included in the Company’s reports filed with the SEC. The audit of the Company’s 2021 financial statements included work related to the Merger and statutory audits. The audit fees for the year ended December 31, 2020 for services rendered by Deloitte were in connection with the audit of the Company's annual financial statements, review of quarterly financial statements included in the Company's reports filed with the SEC and services related to requirements established by the Sarbanes-Oxley Act of 2002. The audit of the Company’s 2020 financial statements included work related to statutory audits.

Audit Related Fees

None.

Form 10-K Part III	Cincinnati Bell Inc.

Tax Fees

Tax fees for the years ended December 31, 2021 and 2020 were incurred for services rendered by Deloitte related to the preparation of various tax filings and tax consultations.

All Other Fees

None.

Engagement of the Independent Registered Public Accounting Firm and Pre-Approval Policy

In accordance with its charter, the Audit Committee has the sole authority and responsibility to select, evaluate and, if necessary, replace the Independent Registered Public Accounting Firm. The Audit Committee has the sole authority to approve all audit engagement fees and terms. In addition, the Audit Committee, or the chair of the Audit Committee between regularly scheduled meetings, must pre-approve all services provided to the Company by the Company's Independent Registered Public Accounting Firm.

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of PwC and Deloitte to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2021 and 2020.

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

(3.1) +	Second Amended Articles of Incorporation of Cincinnati Bell Inc.

(3.2)	Second Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report September 7, 2021, File No. 1-8519).

(4.1)

Indenture dated July 1, 1993, between Cincinnati Bell Inc., as Issuer, and The Bank of New York, as Trustee, relating to Cincinnati Bell Inc.’s 7 1/4% Notes Due June 15, 2023 (Exhibit 4-A to Current Report on Form 8-K, date of Report July 12, 1993, File No. 1-8519). (P)

(4.2)

Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company, as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit 4-A to Current Report on Form 8-K, date of Report November 30, 1998, File No. 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.4)

Credit Agreement, dated as of September 7, 2021, among Red Fiber Parent LLC, RF Merger Sub Inc., Goldman Sachs Bank USA, as administrative and collateral agent, each L/C Issuer and Swing Line Lender, each other Lender, Cincinnati Bell Inc. (and as successor in interest to RF Merger Sub Inc.) and the other parties thereto from time to time. (Exhibit 10.1 to Current Report on Form 8-K, date of Report September 7, 2021, File No. 1-8519).

(10.5)

Amendment No. 1 to Credit Agreement, dated as of November 23, 2021, among Red Fiber Parent LLC, RF Merger Sub Inc., Goldman Sachs Bank USA, as administrative and collateral agent, each L/C Issuer and Swing Line Lender, each other Lender, Cincinnati Bell Inc. (and as successor in interest to RF Merger Sub Inc.) and the other parties thereto from time to time. (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 23, 2021, File No. 1-8519).

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

(10.8)

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

(10.9)

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

(10.10)

Fourth Amendment to the Receivables Financing Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank Canada Branch as issuer of Letters of Credit and Lender, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 99.2 to Current Report on Form 8-K, date of Report April 9, 2021, File No. 1-8519).

(10.11)

Fifth Amendment to the Receivables Financing Agreement, dated as of November 12, 2021, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank Canada Branch as issuer of Letters of Credit and Lender, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 99.2 to Current Report on Form 8-K, date of Report November 15, 2021, File No. 1-8519).

(10.12)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.13)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(10.14)

Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

(10.15)

Third Amendment to the Receivables Purchase Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report April 9, 2021, File No. 1-8519).

(10.16)

Fourth Amendment to the Receivables Purchase Agreement, dated as of November 12, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 15, 2021, File No. 1-8519).

(10.17)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.18)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.19)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.20)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.21)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.22)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.23)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).

(10.24)*

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

(10.26)*

Cincinnati Bell Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(4) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.27)*	Amendment to Cincinnati Bell Inc. Executive Deferred Compensation Plan, as of November 7, 2016 (Exhibit 10.1 to Current Report on Form 8-K, date of Report November 7, 2016, File No. 1-8519).

(10.28)*	Cincinnati Bell Inc. 2007 Long Term Incentive Plan, as amended (Appendix I to the Company's 2015 Proxy Statement on Schedule 14A filed March 20, 2015, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. Form of Stock Option Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(22) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.30)*

Cincinnati Bell Inc. Form of Performance Restricted Stock Agreement (2007 Long Term Incentive Plan) (Exhibit (10)(iii)(A)(23) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.31)*

Cincinnati Bell Inc. Form of 2016-2018 Share-Based Performance Unit Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.32)*

Cincinnati Bell Inc. Form of 2017-2019 Share-Based Performance Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.39 to Annual Report on Form 10-K for the year ended December 31, 2017, File No. 1-8519).

(10.33)*	Cincinnati Bell Inc. Form of Stock Appreciation Rights Agreement (Employees) (Exhibit (10)(iii)(A)(21) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.34)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award Agreement (2007 Long Term Incentive Plan) (Exhibit 10.45 to Annual Report for the year ended December 31, 2015, File No. 1-8519).

(10.35)*	Cincinnati Bell Inc. 2007 Stock Option Plan for Non-Employee Directors, as amended (Appendix I to the Company's 2016 Proxy Statement on Schedule 14A filed on March 17, 2016, File No. 1-8519).

(10.36)*	Cincinnati Bell Inc. 2017 Long-Term Incentive Plan (Appendix I to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.37)*	Cincinnati Bell Inc. Form of Restricted Stock Unit Award (2017 Long-Term Incentive Plan). (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, File 1-8519).

(10.38)*

Cincinnati Bell Inc. Form of 2019-2021 Share-Based Performance Unit Award Agreement (2017 Long Term Incentive Plan). (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File 1-8519).

(10.39)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.40)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).

(10.41)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.42)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).
(10.43)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.47)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of March 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report March 1, 2017, File No. 1-8519).

(10.48)*	Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of December 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.49)*	Employment Agreement dated as of May 5, 2014 between Cincinnati Bell Inc. and Joshua T. Duckworth (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 5, 2014, File No. 1-8519).

(10.50)*

Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth effective as of December 1, 2017 (Exhibit 10.5 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.51)*+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth dated as of December 1, 2021.

(10.52)*

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

(10.54)*	Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of December 1, 2017 (Exhibit 10.3 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.55)*

Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2016 (Exhibit 10.2 to Current Report on Form 8-K, date of Report September 1, 2016, File No. 1-8519).

(10.56)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of September 1, 2017 (Exhibit 10.1 to Current Report on Form 8-K, date of Report August 3, 2017, File No. 1-8519).

(10.57)*	Employment Agreement between Cincinnati Bell Inc. and Andrew R. Kaiser effective as of December 1, 2017 (Exhibit 10.2 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.58)*

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

(10.62)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, File 1-8519).

(10.63)*+	Employment Agreement between Cincinnati Bell Inc. and Angela J. Huber effective December 1, 2021.

(14)

Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(21) +	Subsidiaries of the Registrant.
(22) +	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

(24) +	Powers of Attorney.

(31.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

+	Filed herewith.
*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instruction to Form 10-K.
(P)	Paper exhibits

The Company's reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.cincinnatibell.com. The Company has ceased to be a registrant but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures. As a voluntary filer, the Company is no longer required to prepare a proxy statement.

Schedule II	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
September 8, 2021 to December 31, 2021 (remeasured upon Merger)	$—	$3.6	$—	$—	$3.6

Predecessor
January 1, 2021 to September 7, 2021	$23.0	$2.1	$—	$8.7	$16.4
Year 2020	$14.3	$14.7	$—	$6.0	$23.0
Year 2019	$13.0	$12.5	$—	$11.2	$14.3

Deferred Tax Valuation Allowance

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
September 8, 2021 to December 31, 2021	$24.4	$(6.0)	$—	$—	$18.4

Predecessor
January 1, 2021 to September 7, 2021	$28.4	$—	$(4.0)	$—	$24.4
Year 2020	$49.3	$(20.8)	$(0.1)	$—	$28.4
Year 2019	$48.7	$0.5	$0.1	$—	$49.3

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 19, 2022	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	May 19, 2022
Leigh R. Fox	(Principal Executive Officer)

/s/ Joshua T. Duckworth	Chief Financial Officer	May 19, 2022
Joshua T. Duckworth	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	May 19, 2022
Suzanne E. Maratta	(Principal Accounting Officer)

Kelly C. Atkinson *	Director	May 19, 2022
Kelly C. Atkinson

Felix A. Bernshteyn*	Director	May 19, 2022
Felix A. Bernshteyn

Scott L. Graves*	Director	May 19, 2022
Scott L. Graves

F. Gregory Guerra*	Director	May 19, 2022
F. Gregory Guerra

Colleen W. Hanabusa*	Director	May 19, 2022
Colleen W. Hanabusa

John T. Komeiji*	Director	May 19, 2022
John T. Komeiji

Anton Z. Moldan*	Director	May 19, 2022
Anton Z. Moldan

Douglas C. Wiest*	Director	May 19, 2022
Douglas C. Wiest

Christina M. Wire*	Director	May 19, 2022
Christina M. Wire

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer