Form 10-Q
period 2022-03-31
CINCINNATI BELL INC
filed 2022-05-26
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue	$435.8	$409.9

Costs and expenses
Cost of services and products, excluding items below	238.5	220.1
Selling, general and administrative, excluding items below	89.6	83.8
Depreciation and amortization	119.5	71.0
Restructuring and severance related charges	0.9	0.5
Transaction and integration costs	2.3	1.9
Total operating costs and expenses	450.8	377.3
Operating (loss) income	(15.0)	32.6
Interest expense	16.5	32.4
Other components of pension and postretirement benefit plans (benefit) expense	(2.6)	2.6
Other (income) expense, net	(0.4)	0.2
Loss before income taxes	(28.5)	(2.6)
Income tax (benefit) expense	(6.5)	0.4
Net loss	(22.0)	(3.0)
Preferred stock dividends	—	2.6
Net loss applicable to common shareowners	$(22.0)	$(5.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(22.0)	$(3.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	1.8	1.0
Cash flow hedges:
Unrealized gain on cash flow hedges arising during the period, net of tax of $0.2	—	0.6
Reclassification adjustment for net losses included in net income, net of tax of $0.5	—	1.8
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1)	—	(0.5)
Amortization of net actuarial loss included in net income, net of tax of $1.4	—	4.9
Total other comprehensive income	1.8	7.8
Total comprehensive (loss) income	$(20.2)	$4.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in		Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2021	—	$—	—	$—	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	—	—	—	—	(22.0)	—	(22.0)
Other comprehensive income	—	—	—	—	—	—	1.8	1.8
Balance at March 31, 2022	—	$—	—	$—	$1,716.1	$(49.2)	$3.0	$1,669.9

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	7.8	7.8
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	1.3	—	—	1.3
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2021	3.1	$129.4	50.9	$0.5	$2,667.0	$(2,834.6)	$(151.9)	$(189.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$4.8	$5.6
Receivables, less allowances of $4.3 and $3.6	367.0	450.2
Inventory, materials and supplies	65.3	57.1
Prepaid expenses	51.2	50.4
Other current assets	10.6	9.1
Total current assets	498.9	572.4
Property, plant and equipment, net	1,963.2	1,966.6
Operating lease right-of-use assets	43.7	44.3
Goodwill	646.9	646.3
Intangible assets, net	899.6	928.3
Deferred income tax assets	6.9	5.3
Other noncurrent assets	39.4	35.6
Total assets	$4,098.6	$4,198.8
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$19.7	$19.7
Accounts payable	350.5	399.2
Unearned revenue and customer deposits	90.0	83.2
Accrued taxes	19.1	25.3
Accrued interest	2.5	1.9
Accrued payroll and benefits	29.3	41.9
Other current liabilities	42.2	45.5
Total current liabilities	553.3	616.7
Long-term debt, less current portion	1,426.7	1,428.9
Operating lease liabilities	39.6	40.2
Pension and postretirement benefit obligations	136.4	141.1
Pole license agreement obligation	45.6	46.2
Deferred income tax liability	133.3	139.6
Other noncurrent liabilities	93.8	96.0
Total liabilities	2,428.7	2,508.7
Shareowners’ equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(49.2)	(27.2)
Accumulated other comprehensive income	3.0	1.2
Total shareowners’ equity	1,669.9	1,690.1
Total liabilities and shareowners’ equity	$4,098.6	$4,198.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities
Net loss	$(22.0)	$(3.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	119.5	71.0
Provision for loss on receivables	0.7	—
Noncash portion of interest expense	1.3	1.4
Deferred income taxes	(7.9)	(0.9)
Pension and other postretirement payments in excess of expense	(4.7)	(0.3)
Stock-based compensation	—	1.3
Other, net	1.2	(0.3)
Changes in operating assets and liabilities:
Decrease in receivables	83.7	61.5
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(10.7)	(9.0)
Decrease in accounts payable	(50.8)	(33.9)
Decrease in accrued and other current liabilities	(14.4)	(30.8)
(Increase) decrease in other noncurrent assets	(3.0)	3.3
Decrease in other noncurrent liabilities	(3.8)	(0.5)
Net cash provided by operating activities	89.1	59.8
Cash flows from investing activities
Capital expenditures	(87.8)	(60.7)
Proceeds from sale of assets	2.1	—
Other, net	0.3	0.1
Net cash used in investing activities	(85.4)	(60.6)
Cash flows from financing activities
Net increase in corporate credit and receivables facilities with initial maturities less than 90 days	1.7	5.8
Repayment of debt	(5.9)	(5.8)
Dividends paid on preferred stock	—	(2.6)
Other, net	—	(2.0)
Net cash used in financing activities	(4.2)	(4.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net decrease in cash, cash equivalents and restricted cash	(0.5)	(5.5)
Cash, cash equivalents and restricted cash at beginning of period	6.1	17.2
Cash, cash equivalents and restricted cash at end of period	$5.6	$11.7
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$0.8	$3.5
Acquisition of property on account	$51.2	$29.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Description of Business and Accounting Policies

Organization — On March 13, 2020, the Company (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent. As of the date of this filing, the Company has ceased to be a registrant, however due to contractual terms in certain indentures, the Company is required to voluntarily file with the U.S. Securities and Exchange Commission (“SEC”).

As a result of the Merger, for accounting purposes, Parent is the acquirer and Cincinnati Bell Inc. is the acquiree and accounting predecessor. The financial statement presentation includes the financial statements of historical Cincinnati Bell Inc. as “Predecessor” for periods prior to the Closing Date and of the Company as “Successor” for the periods after the Closing Date. In connection with the Merger and the related accounting determination, the Company has elected to apply push-down accounting and reflect in its financial statements the fair value of its assets and liabilities. The Condensed Consolidated Financial Statements and footnotes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable. The Company has elected to record all expenses that were contingent on the closing of the Merger in the Predecessor period. See Note 2 for additional information on the Merger.

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

The Company has receivables with two customers, Verizon Communications Inc. (“Verizon”) and CVS Health Corporation (“CVS”), which make up 12%  and 11%, respectively, of the outstanding accounts receivable balance at March 31, 2022. The Company has receivables with one customer, Verizon, which make up 26% of the outstanding accounts receivable balance at December 31, 2021. Revenue derived from foreign operations was approximately 7% and 6% of consolidated revenue for the three months ended March 31, 2022 and 2021, respectively.

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

The Company’s Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification 805 (“ASC 805”), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its Condensed Consolidated Financial Statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 2 for disclosures related to mergers and acquisitions.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s accounting policies in the Successor Period are consistent with the accounting policies in the Predecessor Period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists of funds held in an escrow account related to a cost method investment. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$4.8	$5.6
Restricted cash included in Other noncurrent assets	0.8	0.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$5.6	$6.1

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

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit is higher than the U.S. federal statutory rate due to state income taxes, offset in part by the effect of permanent items such as the GILTI inclusion and entertainment expenses that are not fully deductible for tax.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank

Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company will adopt the standard when LIBOR is discontinued and does not expect the standard to have a material effect on our consolidated financial statements.

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

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Stock), and the Depositary Shares were subsequently delisted from the NYSE.

The Company accounted for this transaction as a business combination in accordance with the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values, using primarily Level 3 inputs, as described in Note 7, as of the Merger Date. Transaction costs of the acquirer are not included as a component of consideration transferred but are accounted for as expenses in the period in which such costs are incurred, or, if related to the issuance of debt, capitalized as debt issuance costs. Acquisition-related transaction costs incurred as part of the Merger, primarily included advisory, legal and accounting fees. Transaction costs were expensed as incurred and recorded to “Transaction and integration costs” on the Condensed Consolidated Statements of Operations.

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete at March 31, 2022. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of property, plant and equipment, the valuation of intangible assets acquired, income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Merger Date during the measurement period.

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

Given the size and complexity of the transaction, the entire purchase price allocation disclosed herein continues to be considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Closing Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open. No measurement period adjustments were recorded in the first quarter of 2022.

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets. As of March 31, 2022, $0.5 million and $22.2 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2021, $0.5 million and $22.3 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets.

3.    Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Fioptics, previously referred to as “Consumer/SMB Fiber” in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system.

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

As of March 31, 2022, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $186.6 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2022	$10.2
2023	15.2
2024	16.9
2025	16.9
2026	17.0
Thereafter	110.4

Network

The Company has identified four distinct performance obligations in the Network segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice and Video are identified to be a series of distinct services. Services provided by the Network segment can be categorized into three main categories that include Fioptics, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer long distance calling. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, subsidized fiber build projects and advertising. Transfer of control of these services and products is evaluated on an individual project basis and can occur over time or at a point in time.

The Company uses multiple methods to determine stand-alone selling prices in the Network segment. For Data, Video and Voice products in Fioptics, market rate is the primary method used to determine stand-alone selling prices. For Data performance obligations under the Enterprise Fiber category, and Voice, Data and Other performance obligations under the Legacy category, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2021	$0.7	$0.7	$1.4	$3.3	$0.3	$3.6	$4.0	$1.0	$5.0
Additions	0.5	0.5	1.0	2.6	0.7	3.3	3.1	1.2	4.3
Amortization	(0.1)	(0.1)	(0.2)	(0.4)	(0.1)	(0.5)	(0.5)	(0.2)	(0.7)
Balance as of March 31, 2022	$1.1	$1.1	$2.2	$5.5	$0.9	$6.4	$6.6	$2.0	$8.6

The Company recognizes a liability for cash received up-front for IRU contracts. At March 31, 2022 and December 31, 2021, $2.4 million and $2.2 million, respectively, of contract liabilities were included in "Other current liabilities." At March 31, 2022 and December 31, 2021, $56.5 million and $57.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Data	$126.1	$121.3
Video	48.6	48.6
Voice	59.3	65.9
Other	9.5	7.0
Total Network	243.5	242.8
Consulting	83.4	65.5
Cloud	24.6	23.4
Communications	54.9	54.0
Infrastructure Solutions	35.9	30.9
Total IT Services and Hardware	198.8	173.8
Intersegment revenue	(6.5)	(6.7)
Total revenue	$435.8	$409.9

The following table presents revenues disaggregated by contract type:

	Successor
	Three Months Ended March 31, 2022
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$7.4	$38.5	$—	$45.9
Products and Services transferred over time	231.2	158.7	—	389.9
Intersegment revenue	4.9	1.6	(6.5)	—
Total revenue	$243.5	$198.8	$(6.5)	$435.8

	Predecessor
	Three Months Ended March 31, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$5.9	$33.4	$—	$39.3
Products and Services transferred over time	232.1	138.5	—	370.6
Intersegment revenue	4.8	1.9	(6.7)	—
Total revenue	$242.8	$173.8	$(6.7)	$409.9

4.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2021	$157.4	$488.9	$646.3
Activity during the year:
Currency translations	0.6	—	0.6
Goodwill, balance as of March 31, 2022	$158.0	$488.9	$646.9

As mentioned in Note 2, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit continues to be preliminary as of the date of this filing.

No impairment losses were recognized in goodwill for the three months ended March 31, 2022 and 2021.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$851.1	$(62.2)	$788.9	$850.0	$(36.2)	$813.8
Trade names	108.3	(8.9)	99.4	108.0	(5.0)	103.0
Technology	5.0	(0.4)	4.6	5.0	(0.2)	4.8
Total	964.4	(71.5)	892.9	963.0	(41.4)	921.6
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.7	—	6.7	6.7	—	6.7
Total intangible assets	$971.1	$(71.5)	$899.6	$969.7	$(41.4)	$928.3

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

Amortization expense for finite-lived intangible assets was $30.1 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively. No impairment losses were recognized on intangible assets for the three months ended March 31, 2022 and 2021.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended December 31, 2022	$90.1
2023	113.1
2024	103.9
2025	92.2
2026	85.1
Thereafter	408.5
Total	$892.9

5.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2022	December 31, 2021
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.4	0.5
Finance lease liabilities	7.3	7.2
Current portion of long-term debt	19.7	19.7
Long-term debt, less current portion:
Receivables Facility	155.7	153.6
Credit Agreement - Term B-1 Loans	493.8	495.0
Credit Agreement - Term B-2 Loans	641.9	643.5
7 1/4% Senior Notes due 2023 (1)	23.7	24.0
Various Cincinnati Bell Telephone notes (1)	97.2	97.5
Paniolo Fiber Assets Financing Arrangement	22.2	22.3
Other financing arrangements	—	0.4
Finance lease liabilities	40.3	42.3
	1,474.8	1,478.6
Net unamortized discount	(4.8)	(4.9)
Unamortized note issuance costs	(43.3)	(44.8)
Long-term debt, less current portion	1,426.7	1,428.9
Total debt	$1,446.4	$1,448.6
(1)

As of March 31, 2022, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.4 million and $9.3 million, respectively. As of December 31, 2021, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.7 million and $9.6 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

There were no outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $400.0 million available for borrowings as of March 31, 2022. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of March 31, 2022, the Company had $155.7 million in borrowings and $18.8 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $40.5 million remaining availability on the total borrowing capacity of $215.0 million. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Receivables Facility is subject to renewal in June 2023 and has a termination date in June 2024.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of March 31, 2022, there was no outstanding balance for accounts receivable sold.

6.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021
Operating lease assets, net of amortization	Operating lease right-of-use assets	$43.7	$44.3
Finance lease assets, net of amortization	Property, plant and equipment, net	9.1	10.7
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.6	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	39.6	40.2
Total operating lease liabilities		49.2	49.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	7.3	7.2
Noncurrent finance lease liabilities	Long-term debt, less current portion	40.3	42.3
Total finance lease liabilities		$47.6	$49.5

.

Supplemental cash flow information related to leases is as follows:

	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.8	$0.5
Operating cash flows from operating leases	$2.5	$2.5
Financing cash flows from finance leases	$2.8	$4.2
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$1.9	$1.7
New finance leases	$0.8	$3.5

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

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2022 and December 31, 2021, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2022		December 31, 2021
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,441.7	$1,413.4	$1,443.0	$1,443.0
Other financing arrangements	52.4	48.5	53.1	51.7

*Excludes finance leases, other financing arrangements and note issuance costs.

In connection with the Merger, the carrying values of the Company’s long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2022 and December 31, 2021, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2022, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8.    Pension and Postretirement Plans

As of March 31, 2022, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2022 and 2021.

Pension and postretirement (benefits) costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.9	3.8	0.7	0.6
Expected return on plan assets	(7.2)	(7.5)	—	—
Amortization of:
Prior service benefit	—	—	—	(0.6)
Actuarial loss	—	6.3	—	—
Pension / postretirement (benefit) cost	$(3.3)	$2.6	$0.8	$0.1

Amortizations of prior service benefit and actuarial loss in the three months ended March 31, 2021 represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.6 million. For the three months ended March 31, 2021, contributions to both qualified and non-qualified pension plans were $0.7 million. Based on current assumptions, no contributions are expected to be made to the qualified pension plans in 2022. Contributions to the non-qualified pension plans in 2022 are expected to be approximately $2 million.

For the three months ended March 31, 2022 and 2021, contributions to our postretirement plans were $1.5 million and $1.7 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2022.

9.    Shareowners' Equity (Deficit)

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of both March 31, 2022 and December 31, 2021, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2021	$2.6		$—		$(1.4)	$1.2
Foreign currency gain	—		—		1.8	1.8
Balance as of March 31, 2022	$2.6		$—		$0.4	$3.0

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Reclassifications, net	4.4	(a)	1.8	(b)	—	6.2
Unrealized gain on cash flow hedges arising during the period, net	—		0.6	(c)	—	0.6
Foreign currency gain	—		—		1.0	1.0
Balance as of March 31, 2021	$(134.4)		$(17.3)		$(0.2)	$(151.9)

(a)

These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial loss, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans (benefit) expense" on the Condensed Consolidated Statements of Operations. See Note 8 for further disclosures.

(b)	These reclassifications are reported within "Interest expense" on the Condensed Consolidated Statements of Operations when the hedged transactions impact earnings.

(c)	The unrealized gain, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax.

10.    Business Segment Information

The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Company operates two business segments identified as Network and IT Services and Hardware.

The Network segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 150 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer long distance, switched access and digital trunking. Other services consist of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance, information services and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program.

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

Selected financial data for the Company’s business segment information is as follows:

	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenue
Network	$243.5	$242.8
IT Services and Hardware	198.8	173.8
Intersegment	(6.5)	(6.7)
Total revenue	$435.8	$409.9
Intersegment revenue
Network	$4.9	$4.8
IT Services and Hardware	1.6	1.9
Total intersegment revenue	$6.5	$6.7
Operating (loss) income
Network	$(3.1)	$31.3
IT Services and Hardware	(4.9)	8.6
Corporate	(7.0)	(7.3)
Total operating (loss) income	$(15.0)	$32.6
Expenditures for long-lived assets
Network	$81.5	$55.0
IT Services and Hardware	6.3	5.7
Total expenditures for long-lived assets	$87.8	$60.7
Depreciation and amortization
Network	$93.4	$60.8
IT Services and Hardware	26.0	10.1
Corporate	0.1	0.1
Total depreciation and amortization	$119.5	$71.0

(dollars in millions)	March 31, 2022	December 31, 2021
Assets
Network	$2,943.9	$2,949.2
IT Services and Hardware	819.8	842.0
Corporate and eliminations	334.9	407.6
Total assets	$4,098.6	$4,198.8

11.    Subsequent Events

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021. References in this Quarterly Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Executive Summary

Segment results described in the Executive Summary are net of intercompany eliminations.

Cincinnati Bell Inc. and its consolidated subsidiaries ("altafiber," "Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and enterprise customers connected with each other and with the world. Through our Network segment, previously referred to as Entertainment and Communications, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. In addition, enterprise customers across the United States, Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions.

Consolidated revenue totaling $435.8 million for the three months ended March 31, 2022 increased $25.9 million compared to the same period in the prior year due to strategic revenue growth in both segments offsetting declines in Legacy revenue. For the three months ended March 31, 2022, Fioptics revenue increased $10.0 million compared to the same period in 2021 as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $10.9 million compared to the comparable period in the prior year. IT Services and Hardware experienced revenue growth in all practices, most significantly in the Consulting practice in which revenue increased 27% for the three months ended March 31, 2022 compared to the same period in the prior year.

Operating loss for the three months ended March 31, 2022 was $15.0 million compared to operating income of $32.6 million in the three months ended March 31, 2021. Revenue growth in both segments was more than offset due most significantly to higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments recorded as of the Merger Date in addition to increases in cost of services and products and SG&A expenses to support revenue growth.

Interest expense decreased $15.9 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the termination of the interest rate swaps in the Predecessor period of 2021. These decreases were partially offset by interest expense incurred related to the $350 million incremental increase to the Term B-1 Loans and issuance of the Term B-2 Loans in the fourth quarter of 2021.

Other components of pension and postretirement benefit plans expense decreased for the three months ended March 31, 2022 compared to the comparable period in the prior year due to remeasuring the pension and postretirement projected benefit obligations, actuarial gains (losses) and prior service costs (benefits) as of the Merger Date as well as favorable asset returns in 2021 also favorably impacting the annual remeasurement performed in December as well as the Merger Date remeasurement.

Loss before income taxes totaled $28.5 million for the three months ended March 31, 2022, an increase in the loss of $25.9 million compared to the same period in 2021. Lower interest expense and pension and postretirement benefit plans expense in the three months ended March 31, 2022 compared to the same period in the prior year was more than offset by the decrease in operating income.

The income tax provision for the three months ended March 31, 2022 was a benefit of $6.5 million, which is slightly higher than the period’s income at the statutory rate, due primarily to state tax benefit. The income tax provision for the comparable period was an expense of $0.4 million which was lower than the current period due to a smaller loss before income taxes in the comparable period and a low estimated annual effective tax rate applied to that loss as the result of a valuation allowance on deferred tax assets related to disallowed interest expense.

Impact of COVID-19 on Our Business - Update

Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects of the COVID-19 pandemic most significantly due to increased bad debt expense and reduced revenue in certain of our revenue streams. Subsequent to the first quarter of 2021, bad debt expense has returned to pre-pandemic levels and strategic revenue trends are normalized and improving. Starting in 2021 we started to experience logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products which continues to impact operations in the first quarter of 2022. Additionally, access to skilled employees and contractors may create delays or increased costs in the planned build-out of the fiber network in both geographies.

Network

The Network segment provides products and services that are categorized as Fioptics, previously referred to as “Consumer/SMB Fiber” in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. The Company is able to deliver speeds of up to 30 megabits or more to approximately 80% of Greater Cincinnati and up to 20 megabits or more to approximately 55% of Hawaii's total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change	% Change
Revenue:
Data	$126.1	$121.3	$4.8	4%
Video	48.6	48.6	0.0	0%
Voice	59.3	65.9	(6.6)	(10)%
Other	9.5	7.0	2.5	36%
Total Revenue	243.5	242.8	0.7	0%
Operating costs and expenses:
Cost of services and products	108.0	110.1	(2.1)	(2)%
Selling, general and administrative	45.2	40.6	4.6	11%
Depreciation and amortization	93.4	60.8	32.6	54%
Total operating costs and expenses	246.6	211.5	35.1	17%
Operating (loss) income	$(3.1)	$31.3	$(34.4)	n/m
Operating margin	(1.3)%	12.9%		(14.2) pts
Capital expenditures	$81.5	$55.0	$26.5	48%

Network, continued

	Successor	Predecessor
Metrics information (in thousands):	March 31, 2022	March 31, 2021	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	267.5	244.4	23.1	9%
Internet FTTN*	19.9	25.8	(5.9)	(23)%
Total Fioptics Internet	287.4	270.2	17.2	6%
Video
Video FTTP*	105.4	106.0	(0.6)	(1)%
Video FTTN*	16.1	19.9	(3.8)	(19)%
Total Fioptics Video	121.5	125.9	(4.4)	(3)%
Voice
Fioptics Voice Lines	100.7	102.6	(1.9)	(2)%
Fioptics Units Passed
Units passed FTTP*	554.3	503.0	51.3	10%
Units passed FTTN*	122.1	137.6	(15.5)	(11)%
Total Fioptics units passed	676.4	640.6	35.8	6%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	7,233	6,797	436	6%
Legacy
Data
DSL	49.1	60.8	(11.7)	(19)%
Voice
Legacy Voice Lines	150.0	170.5	(20.5)	(12)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Network, continued

	Successor	Predecessor
Metrics information (in thousands):	March 31, 2022	March 31, 2021	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	66.2	61.4	4.8	8%
Internet FTTN*	8.1	10.3	(2.2)	(21)%
Total Fioptics Internet	74.3	71.7	2.6	4%
Video
Video FTTP*	28.8	30.0	(1.2)	(4)%
Video FTTN*	7.9	9.8	(1.9)	(19)%
Total Fioptics Video	36.7	39.8	(3.1)	(8)%
Voice
Fioptics Voice Lines	28.6	29.4	(0.8)	(3)%
Fioptics Units Passed **
Units passed FTTP*	224.2	189.3	34.9	18%
Units passed FTTN*	62.7	69.3	(6.6)	(10)%
Total Fioptics units passed	286.9	258.6	28.3	11%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,270	3,978	292	7%
Legacy
Data
DSL	28.7	34.9	(6.2)	(18)%
Voice
Legacy Voice Lines	134.3	155.6	(21.3)	(14)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Network, continued

Revenue

	Successor			Predecessor
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$51.3	$10.8	$62.1	$45.0	$10.2	$55.2
Video	39.5	9.1	48.6	39.4	9.2	48.6
Voice	8.5	2.8	11.3	8.6	2.9	11.5
Other	3.5	—	3.5	0.2	—	0.2
	102.8	22.7	125.5	93.2	22.3	115.5
Enterprise Fiber
Data	21.5	11.7	33.2	21.1	10.5	31.6
Legacy
Data	19.3	11.5	30.8	22.5	12.0	34.5
Voice	23.7	24.3	48.0	27.4	27.0	54.4
Other	3.8	2.2	6.0	3.6	3.2	6.8
	46.8	38.0	84.8	53.5	42.2	95.7
Total Network revenue	$171.1	$72.4	$243.5	$167.8	$75.0	$242.8

Fioptics

Fioptics revenue for the three months ended March 31, 2022 increased $10.0 million compared to the same period in the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three months ended March 31, 2022 increased for internet in Cincinnati by 8% and nominally in Hawaii compared to the same period in 2021 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased in the three months ended March 31, 2022 in Cincinnati and Hawaii by 4% and 5%, respectively, compared to the comparable period in the prior year which offset the decline in video subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Other revenue increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to revenue associated with fiber build projects in Cincinnati.

Enterprise Fiber

Enterprise Fiber revenue for the three months ended March 31, 2022 increased $1.6 million compared to the comparable period in the prior year. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions, as evidenced by the 6% and 7% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, was offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $10.9 million for the three months ended March 31, 2022 compared to the same period in 2021 due to the decline in voice lines and DSL subscribers. Voice lines declined 12% and 14% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 19% and 18% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber.

Network, continued

Operating Costs and Expenses

Cost of services and products for the three months ended March 31, 2022 decreased $2.1 million compared to the comparable period in 2021 primarily due to decreases in payroll related costs, operating taxes and contract services which were partially offset by an increase in operating materials. Payroll related costs decreased $1.0 million primarily due to lower healthcare costs. The decrease in operating taxes of $1.4 million was due to lower regulatory fees. Contract services decreased $0.8 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to a significant general insurance liability claim incurred in the first quarter of 2021. For the three months ended March 31, 2022, operating materials increased $1.9 million compared to the same period in 2021 as a result of increased purchases associated with a significant wiring project and the expansion of our fiber network.

SG&A expenses increased $4.6 million for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to increases in contract services, advertising and bad debt expense. Increased contract services of $1.6 million is due to higher utilization of outside contractors on certain specialized projects, legal expense incurred in the first quarter of 2022 related to regulatory matters associated with the fiber network build as well as expense associated with a legal dispute in Hawaii. The increase in advertising costs of $1.0 million is due to increased marketing campaigns and promotional events. Bad debt expense increased $0.8 million for the three months ended March 31, 2022 compared to the same period in the prior year primarily due to lower expense in the first quarter of 2021 as a result of focus on collection efforts for aged receivables of customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 pandemic and favorable resolution in the first quarter of 2021 of reserved balances associated with a customer that filed for bankruptcy in a prior period.

Depreciation and amortization expense increased $32.6 million for the three months ended March 31, 2022 compared to the comparable period in the prior year due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Network, continued

Capital Expenditures

	Successor			Predecessor
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$25.1	$9.5	$34.6	$6.5	$4.8	$11.3
Installation	10.9	5.1	16.0	11.2	3.1	14.3
Other	2.0	0.3	2.3	1.7	0.1	1.8
Total Fioptics	38.0	14.9	52.9	19.4	8.0	27.4
Enterprise Fiber	2.7	3.6	6.3	8.9	3.7	12.6
Other	9.5	12.8	22.3	6.4	8.6	15.0
Total Network capital expenditures	$50.2	$31.3	$81.5	$34.7	$20.3	$55.0

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. The Company is focused on expanding our FTTP footprint, and in the first quarter of 2022, we passed an additional 23,500 FTTP addresses in Cincinnati. As of March 31, 2022, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 676,400 residential and commercial addresses, or 80% of our operating territory in Cincinnati. Cincinnati construction capital expenditures for the three months ended March 31, 2022 increased $18.6 million compared to the same period in 2021 due to passing more addresses in 2022 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures are primarily related to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the three months ended March 31, 2022, Cincinnati installation capital expenditures decreased $0.3 million compared to the comparable period in 2021 primarily due to less CPE purchased.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures decreased $6.2 million in the three months ended March 31, 2022 compared to the same period in the prior year primarily due to expenditures incurred in the first quarter of 2021 associated with a scheduled network refresh project. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three months ended March 31, 2022 increased $4.7 million compared to the same period in the prior year due to building out 7,600 new addresses in the first quarter of 2022, primarily in rural areas and on the neighbor islands. Hawaii installation capital expenditures increased $2.0 million in the three months ended March 31, 2022 compared to the comparable period in 2021 primarily due to increased internet installations on the neighbor islands. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

IT Services and Hardware

The IT Services and Hardware segment provides end-to-end solutions ranging from consulting to implementation to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the Company's subsidiaries in various geographic areas throughout the United States, Canada and Europe. By offering a full range of equipment and strategic services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

Cloud services include the design, implementation and on-going management of the customer’s infrastructure. This includes on-premise, public cloud and private cloud solutions. The Company assists customers with the risk assessment phase through an in-depth understanding of the customer’s business as well as designing and building a solution, using either the customer's existing infrastructure or new cloud based options that transform the way that the customer does business.

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

	Successor	Predecessor
(dollars in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Change	% Change
Revenue:
Consulting	$83.4	$65.5	$17.9	27%
Cloud	24.6	23.4	1.2	5%
Communications	54.9	54.0	0.9	2%
Infrastructure Solutions	35.9	30.9	5.0	16%
Total revenue	198.8	173.8	25.0	14%
Operating costs and expenses:
Cost of services and products	136.8	116.5	20.3	17%
Selling, general and administrative	40.0	38.1	1.9	5%
Depreciation and amortization	26.0	10.1	15.9	n/m
Restructuring and severance related charges	0.9	0.5	0.4	80%
Total operating costs and expenses	203.7	165.2	38.5	23%
Operating loss (income)	$(4.9)	$8.6	$(13.5)	n/m
Operating margin	(2.5)%	4.9%		(7.4) pts
Capital expenditures	$6.3	$5.7	$0.6	11%

IT Services and Hardware, continued

	Successor	Predecessor
Metrics information:	Three months ended March 31, 2022	Three months ended March 31, 2021	Change	% Change
Consulting
Billable Resources	2,289	1,867	422	23%

Communications
NaaS Locations	10,855	5,979	4,876	82%
SD - WAN Locations	7,924	3,534	4,390	n/m
Hosted UCaaS Profiles*	305,443	286,046	19,397	7%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue for the three months ended March 31, 2022 increased $25.0 million compared to the comparable period in the prior year due to growth in each of the practices. Consulting revenue is the most significant contributor in which revenue increased $17.9 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to existing customer projects which continue to bill and grow in 2022. Cloud revenue increased $1.2 million for the three months ended March 31, 2022 compared to the comparable period in 2021 due to providing ongoing public cloud services to new customers obtained in 2021 that continue to bill in 2022 in addition to an increase in professional services projects. Communications revenue increased $0.9 million for the three months ended March 31, 2022 compared to the same period in the prior year as the increase in revenue as a result of customers migrating to newer technologies, which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations, was partially offset by the decline in legacy communications revenue. The increase in Infrastructure Solutions revenue is due primarily to increased revenue associated with professional services projects and the sale of maintenance.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $20.3 million for the three months ended March 31, 2022 compared to the same period in 2021 due to increases in payroll related costs, contractor costs and software licensing costs which were partially offset by lower regulatory fees. In the three months ended March 31, 2022, the increases in payroll related costs of $3.6 million and contractor costs of $18.2 million compared to the same period in the prior year are due to additional headcount to support the growth in the Communications and Consulting practices. Primarily as a result of existing consulting projects that continue to grow, billable resources increased by 422 persons compared to March 31, 2021. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice.

SG&A expenses increased $1.9 million for the three months ended March 31, 2022 compared to the comparable period in 2021 primarily due to an increase in payroll related costs as a result of additional headcount, non-employee commissions related to contractors and employee related expenses as travel and entertainment activity continued to be low in the first quarter of 2021 as a result of the pandemic.

Depreciation and amortization expense increased $15.9 million for the three months ended March 31, 2022 compared to the same period in 2021 due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Restructuring and severance related charges recorded in the three months ended March 31, 2022 and 2021 are associated with initiatives to reduce and contain costs.

IT Services and Hardware, continued

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three months ended March 31, 2022 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $0.8 million for implementation work associated with internal software projects in the three months ended March 31, 2022.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2022, the Company had an accumulated deficit of $49.2 million and $1,446.4 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $89.1 million and $59.8 million of cash flows from operations during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $445.3 million of short-term liquidity, comprised of $4.8 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility, and $40.5 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $215.0 million. As of March 31, 2022, the Company had borrowings of $155.7 million and $18.8 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $215.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months.

As of March 31, 2022, the Company was in compliance with the Credit Agreement covenants and ratios.

While the Company is no longer a SEC registrant or issuer following the merger transaction, certain covenants included in the 7 ¼% Notes due 2023 and the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC. Subsequent to September 30, 2021, the Company filed an extension with the SEC to extend the filing deadline for our periodic report on Form 10-Q from November 15, 2021, the required filing date for a non-accelerated filer, to November 22, 2021. On March 28, 2022, the Company submitted a notification of late filing to the SEC for our annual report on Form 10-K. Due to the auditor transition, complexities of purchase accounting and reporting Predecessor and Successor periods, the Company's periodic report on the Form 10-Q and annual report on Form 10-K were not filed timely causing the Company to no longer be in compliance with these reporting requirements. The Company subsequently filed the Form 10-Q for the period ended September 30, 2021 and Form 10-K for the year ended December 31, 2021 on May 13, 2022 and May 19, 2022, respectively. As of the date of this filing, the Company is current with the reporting requirements.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2022 totaled $89.1 million, an increase of $29.3 million compared to the same period in the prior year. The increase is primarily due to lower interest payments of $18.1 million for the three months ended March 31, 2022 compared to the comparable period in 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the termination of the interest rate swaps in the Predecessor period of 2021 in addition to improved working capital.

Cash flows used in investing activities during the three months ended March 31, 2022 totaled $85.4 million, an increase of $24.8 million compared to the same period in the prior year due to the increase in capital expenditures.

Cash flows used in financing activities during the three months ended March 31, 2022 totaled $4.2 million, a decrease of $0.4 million compared to the comparable period in 2021. During the three months ended March 31, 2022, the Company borrowed $1.7 million on the Receivables Facility. During the three months ended March 31, 2021, the Company borrowed $1.8 million and $4.0 million on the Receivables Facility and the Company’s former Revolving Credit Facility, respectively, in addition to paying dividends on preferred stock of $2.6 million.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a complete description of regulatory matters.

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

The Company’s most critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2022.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 and have concluded that there were no changes to Cincinnati Bell Inc’s internal control over financial reporting during the first quarter of 2022 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ended March 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Mine Safety Disclosure

None.

Item 5.     Other Information

No reportable items.

Item 6.     Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

The Company's historical reports on Form 10-K, 10-Q, and 8-K are available free of charge in the Investor Relations section of the Company's website: http://www.cincinnatibell.com. The Company has ceased to be a registrant subsequent to the Merger Date but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date:	May 26, 2022	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 26, 2022	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer