Form 10-Q
period 2022-06-30
CINCINNATI BELL INC
filed 2022-08-04
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue	$439.5	$414.2	$875.3	$824.1

Costs and expenses
Cost of services and products, excluding items below	241.2	224.8	479.7	444.9
Selling, general and administrative, excluding items below	95.9	85.4	185.5	169.2
Depreciation and amortization	130.1	71.8	249.6	142.8
Restructuring and severance related charges	0.4	0.4	1.3	0.9
Transaction and integration costs	4.3	1.4	6.6	3.3
Total operating costs and expenses	471.9	383.8	922.7	761.1
Operating (loss) income	(32.4)	30.4	(47.4)	63.0
Interest expense	18.4	33.5	34.9	65.9
Other components of pension and postretirement benefit plans (benefit) expense	(2.6)	1.7	(5.2)	4.3
Other expense (income), net	11.8	(0.2)	11.4	—
Loss before income taxes	(60.0)	(4.6)	(88.5)	(7.2)
Income tax (benefit) expense	(14.0)	—	(20.5)	0.4
Net loss	(46.0)	(4.6)	(68.0)	(7.6)
Preferred stock dividends	—	2.6	—	5.2
Net loss applicable to common shareowners	$(46.0)	$(7.2)	$(68.0)	$(12.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	$(46.0)	$(4.6)	$(68.0)	$(7.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(3.1)	1.6	(1.3)	2.6
Cash flow hedges:
Unrealized (loss) gain on cash flow hedges arising during the period, net of tax of $0.0, $0.2	—	(0.1)	—	0.5
Reclassification adjustment for net losses included in net income, net of tax of $0.6, $1.1	—	1.7	—	3.5
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($0.4), $1.8, ($0.4), $1.8	(1.3)	6.0	(1.3)	6.0
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.3)	—	(0.5)	—	(1.0)
Amortization of net actuarial loss included in net income, net of tax of $1.2, $2.6	—	4.0	—	8.9
Total other comprehensive (loss) income	(4.4)	12.7	(2.6)	20.5
Total comprehensive (loss) income	$(50.4)	$8.1	$(70.6)	$12.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in		Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at March 31, 2022	—	$—	—	$—	$1,716.1	$(49.2)	$3.0	$1,669.9
Net loss	—	—	—	—	—	(46.0)	—	(46.0)
Other comprehensive loss	—	—	—	—	—	—	(4.4)	(4.4)
Balance at June 30, 2022	—	$—	—	$—	$1,716.1	$(95.2)	$(1.4)	$1,619.5

Predecessor
Balance at March 31, 2021	3.1	$129.4	50.9	$0.5	$2,667.0	$(2,834.6)	$(151.9)	$(189.6)
Net loss	—	—	—	—	—	(4.6)	—	(4.6)
Other comprehensive income	—	—	—	—	—	—	12.7	12.7
Stock-based compensation	—	—	—	—	0.9	—	—	0.9
Dividends on preferred stock	—	—	—	—	(2.6)	—	—	(2.6)
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in		Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2021	—	$—	—	$—	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	—	—	—	—	(68.0)	—	(68.0)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Balance at June 30, 2022	—	$—	—	$—	$1,716.1	$(95.2)	$(1.4)	$1,619.5

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(7.6)	—	(7.6)
Other comprehensive income	—	—	—	—	—	—	20.5	20.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	2.2	—	—	2.2
Dividends on preferred stock	—	—	—	—	(5.2)	—	—	(5.2)
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$6.7	$5.6
Receivables, less allowances of $6.2 and $3.6	377.5	450.2
Inventory, materials and supplies	68.9	57.1
Prepaid expenses	49.6	50.4
Other current assets	14.0	9.1
Total current assets	516.7	572.4
Property, plant and equipment, net	2,002.0	1,966.6
Operating lease right-of-use assets	68.8	44.3
Goodwill	687.1	646.3
Intangible assets, net	884.9	928.3
Deferred income tax assets	5.6	5.3
Other noncurrent assets	43.2	35.6
Total assets	$4,208.3	$4,198.8
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$19.9	$19.7
Accounts payable	375.6	399.2
Unearned revenue and customer deposits	81.0	83.2
Accrued taxes	22.2	25.3
Accrued interest	1.1	1.9
Accrued payroll and benefits	45.9	41.9
Other current liabilities	55.0	45.5
Total current liabilities	600.7	616.7
Long-term debt, less current portion	1,521.9	1,428.9
Operating lease liabilities	62.5	40.2
Pension and postretirement benefit obligations	133.5	141.1
Pole license agreement obligation	45.2	46.2
Deferred income tax liability	115.9	139.6
Other noncurrent liabilities	109.1	96.0
Total liabilities	2,588.8	2,508.7
Shareowners’ equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(95.2)	(27.2)
Accumulated other comprehensive (loss) income	(1.4)	1.2
Total shareowners’ equity	1,619.5	1,690.1
Total liabilities and shareowners’ equity	$4,208.3	$4,198.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities
Net loss	$(68.0)	$(7.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249.6	142.8
Provision for loss on receivables	2.6	0.8
Unrealized loss on interest rate swaps	11.4	—
Noncash portion of interest expense	2.6	2.9
Deferred income taxes	(23.7)	(2.3)
Pension and other postretirement payments in excess of expense	(9.2)	(0.7)
Stock-based compensation	—	2.2
Other, net	(0.2)	(0.3)
Changes in operating assets and liabilities:
Decrease in receivables	69.3	75.2
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(6.5)	(20.2)
(Decrease) increase in accounts payable	(45.5)	20.5
Increase (decrease) in accrued and other current liabilities	4.5	(35.6)
(Increase) decrease in other noncurrent assets	(6.2)	0.6
(Decrease) increase in other noncurrent liabilities	(4.5)	1.8
Net cash provided by operating activities	176.2	180.1
Cash flows from investing activities
Capital expenditures	(200.9)	(119.7)
Acquisition of business, net of cash acquired	(65.1)	—
Proceeds from sale of assets	2.3	—
Other, net	0.3	0.1
Net cash used in investing activities	(263.4)	(119.6)
Cash flows from financing activities
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	100.0	(51.6)
Repayment of debt	(10.7)	(9.6)
Debt issuance costs	(0.7)	(0.8)
Dividends paid on preferred stock	—	(5.2)
Other, net	—	(2.0)
Net cash provided by (used in) financing activities	88.6	(69.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1.4	(8.7)
Cash, cash equivalents and restricted cash at beginning of period	6.1	17.2
Cash, cash equivalents and restricted cash at end of period	$7.5	$8.5
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$2.1	$2.0
Acquisition of property on account	$65.6	$42.7

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

The Company had receivables with one customer, Verizon Communications Inc. (“Verizon”), which made up 26% of the outstanding accounts receivable balance at December 31, 2021. No customers exceeded 10% of outstanding accounts receivable at June 30, 2022. Revenue derived from foreign operations was approximately 7% of consolidated revenue for the three and six months ended June 30, 2022. Revenue derived from foreign operations was approximately 6% of consolidated revenue for the three and six months ended June 30, 2021.

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

(dollars in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$6.7	$5.6
Restricted cash included in Other noncurrent assets	0.8	0.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$7.5	$6.1

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

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Condensed Consolidated Statements of Operations or “Accumulated Other Comprehensive (Loss) Income.” The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of "Accumulated Other Comprehensive (Loss) Income" in stockholder's equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that do not qualify as hedges are adjusted to fair value through earnings in the current period. All cash flows associated with the Company’s derivative instruments are classified as operating activities in the Condensed Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards

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

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various preliminary fair value estimates and analyses, including preliminary work performed by third-party valuation specialists, which are subject to change within the measurement period as valuations are finalized. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete at June 30, 2022. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of income and non-income based taxes and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Merger Date during the measurement period.

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

Based on fair value estimates, the purchase price has been allocated on a preliminary basis to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Cincinnati Bell Inc.
Assets acquired
Cash	$11.2
Receivables	318.5
Inventory, materials and supplies	56.4
Prepaid expenses	5.6
Other current assets	40.5
Property, plant and equipment	1,950.8
Operating lease right-of-use assets	42.3
Goodwill	646.7
Intangible assets	969.6
Deferred tax assets	6.9
Other noncurrent assets	20.2
Total assets acquired	4,068.7
Liabilities assumed
Current portion of long-term debt	11.8
Accounts payable	381.1
Unearned revenue and customer deposits	51.2
Accrued taxes	24.6
Accrued interest	19.4
Accrued payroll and benefits	49.3
Other current liabilities	75.0
Long-term debt, less current portion	1,378.0
Operating lease liabilities	38.6
Pension and postretirement benefit obligations	151.6
Pole license agreement obligation	46.7
Deferred income tax liability	149.3
Other noncurrent liabilities	71.4
Total liabilities assumed	2,448.0
Net assets acquired	$1,620.7

Given the size and complexity of the transaction, the entire purchase price allocation disclosed herein continues to be considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Closing Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open. Measurement period adjustments recorded in the second quarter of 2022 are immaterial in nature and impact property, plant and equipment, goodwill and deferred income tax liability.

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets. As of June 30, 2022, $0.5 million and $22.0 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2021, $0.5 million and $22.3 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets.

Acquisition of Agile IWG Holdings, LLC

On May 2, 2022 (“Agile Acquisition Date”), the Company acquired Agile IWG Holdings, LLC (“Agile”), based in Canton, Ohio for total cash consideration of $65.1 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The cash portion of the purchase price was funded through borrowings under the Receivables Facility and the Revolving Credit Facility (see Note 5).

Measurement period adjustments related to the acquisition of Agile will be applied retrospectively to the Agile Acquisition Date. However, given the circumstances of this acquisition which closed during the second quarter of 2022, the entire purchase price allocation disclosed herein is considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Agile Acquisition Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the Agile Acquisition Date. The allocation disclosed below is considered preliminary in nature due to the ongoing work by management, with the assistance of third party experts, to refine the fair value estimates as well as the timing of the acquisition close date occurring mid-quarter. The Company considers the allocation and fair value estimates of property, plant and equipment, ROU Assets and Liabilities, Intangible Assets and Goodwill to be preliminary in nature as of June 30, 2022. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Agile Acquisition Date during the measurement period.

The Company incurred $1.7 million in acquisition expenses related to the Agile acquisition, of which $0.1 million and $1.6 million was recorded in the three and six months ended June 30, 2022, respectively. No expenses were recorded in the prior year comparable periods related to the Agile acquisition. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

Based on fair value estimates, the purchase price has been allocated on a preliminary basis to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Agile
Assets acquired
Receivables and other current assets	$1.5
Property, plant and equipment	10.0
Operating lease right-of-use assets	22.0
Intangible assets	17.5
Goodwill	40.9
Total assets acquired	91.9
Liabilities assumed
Accrued expenses and other current liabilities	2.2
Operating lease liabilities	20.4
Other noncurrent liabilities	4.2
Total liabilities assumed	26.8
Net assets acquired	$65.1

The entire purchase price allocation disclosed herein continues to be considered provisional at this time and subject to adjustment to reflect new information obtained about factors and circumstances that existed as of the Agile Acquisition Date that if known would have affected the measurement of the amounts recognized as of that date, while the measurement period remains open.

Based on fair value estimates, the identifiable intangible assets acquired are as follows:

(dollars in millions)	Fair Value
Customer relationships	$14.0
Trade names	2.5
Technology	1.0
Total identifiable intangible assets	$17.5

3.    Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Fioptics, previously referred to as “Consumer/SMB Fiber” in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system. Subsequent to the Company’s acquisition of Agile, services provided by Agile are also included in Enterprise Fiber.

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

As of June 30, 2022, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $186.8 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Six months ended December 31, 2022	$6.9
2023	15.2
2024	16.9
2025	16.9
2026	17.0
Thereafter	113.9

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2021	$0.7	$0.7	$1.4	$3.3	$0.3	$3.6	$4.0	$1.0	$5.0
Additions	0.5	0.5	1.0	2.6	0.7	3.3	3.1	1.2	4.3
Amortization	(0.1)	(0.1)	(0.2)	(0.4)	(0.1)	(0.5)	(0.5)	(0.2)	(0.7)
Balance as of March 31, 2022	1.1	1.1	2.2	5.5	0.9	6.4	6.6	2.0	8.6
Additions	0.6	0.9	1.5	2.4	0.3	2.7	3.0	1.2	4.2
Amortization	(0.1)	(0.1)	(0.2)	(0.4)	(0.4)	(0.8)	(0.5)	(0.5)	(1.0)
Balance as of June 30, 2022	$1.6	$1.9	$3.5	$7.5	$0.8	$8.3	$9.1	$2.7	$11.8

The Company recognizes a liability for cash received up-front for IRU contracts. At June 30, 2022 and December 31, 2021, $2.6 million and $2.2 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2022 and December 31, 2021, $55.8 million and $57.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Data	$129.5	$121.6	$255.6	$242.9
Video	48.4	47.9	97.0	96.5
Voice	57.7	64.6	117.0	130.5
Other	11.4	6.9	20.9	13.9
Total Network	247.0	241.0	490.5	483.8
Consulting	83.5	71.6	166.9	137.1
Cloud	25.1	24.3	49.7	47.7
Communications	54.3	55.0	109.2	109.0
Infrastructure Solutions	36.1	29.0	72.0	59.9
Total IT Services and Hardware	199.0	179.9	397.8	353.7
Intersegment revenue	(6.5)	(6.7)	(13.0)	(13.4)
Total revenue	$439.5	$414.2	$875.3	$824.1

The following table presents revenues disaggregated by contract type:

	Successor				Predecessor
	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$6.1	$38.1	$—	$44.2	$5.8	$31.6	$—	$37.4
Products and Services transferred over time	236.1	159.2	—	395.3	230.3	146.5	—	376.8
Intersegment revenue	4.8	1.7	(6.5)	—	4.9	1.8	(6.7)	—
Total revenue	$247.0	$199.0	$(6.5)	$439.5	$241.0	$179.9	$(6.7)	$414.2

	Successor				Predecessor
	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$13.5	$76.6	$—	$90.1	$11.7	$65.0	$—	$76.7
Products and Services transferred over time	467.3	317.9	—	785.2	462.4	285.0	—	747.4
Intersegment revenue	9.7	3.3	(13.0)	—	9.7	3.7	(13.4)	—
Total revenue	$490.5	$397.8	$(13.0)	$875.3	$483.8	$353.7	$(13.4)	$824.1

4.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2021	$157.4	$488.9	$646.3
Activity during the year:
Adjustments to prior year Merger	(0.4)	0.8	0.4
Acquisition of Agile	—	40.9	40.9
Currency translations	(0.5)	—	(0.5)
Goodwill, balance as of June 30, 2022	$156.5	$530.6	$687.1

As mentioned in Note 2, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit continues to be preliminary as of the date of this filing. In addition, goodwill in the Network segment increased by $40.9 million due to the acquisition of Agile. See Note 2 for further information related to the Agile acquisition.

No impairment losses were recognized in goodwill for the three and six months ended June 30, 2022 and 2021.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$863.1	$(88.0)	$775.1	$850.0	$(36.2)	$813.8
Trade names	110.3	(12.7)	97.6	108.0	(5.0)	103.0
Technology	6.0	(0.6)	5.4	5.0	(0.2)	4.8
Total	979.4	(101.3)	878.1	963.0	(41.4)	921.6
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.8	—	6.8	6.7	—	6.7
Total intangible assets	$986.2	$(101.3)	$884.9	$969.7	$(41.4)	$928.3

In connection with the Merger, the company recorded $963.0 million of finite-lived intangible assets and $6.6 million of indefinite-lived intangible assets representing the fair values at the Merger Date. As a result of the acquisition of Agile, the Company recorded $17.5 million of finite-lived intangible assets representing the preliminary fair value at the Agile Acquisition date. See Note 2 for additional information regarding the Merger and acquisition of Agile. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $29.9 million and $60.0 million for the three and six months ended June 30, 2022, respectively. Amortization expense for finite-lived intangible assets was $3.6 million and $7.2 million for the three and six months ended June 30, 2021, respectively. In addition to amortization expense, the changes in finite-lived intangible assets from December 31, 2021 to June 30, 2022 are due to foreign currency translation. No impairment losses were recognized on intangible assets for the three and six months ended June 30, 2022 and 2021.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended December 31, 2022	$61.8
2023	115.5
2024	106.2
2025	93.9
2026	86.3
Thereafter	414.4
Total	$878.1

5.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2022	December 31, 2021
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.4	0.5
Finance lease liabilities	7.5	7.2
Current portion of long-term debt	19.9	19.7
Long-term debt, less current portion:
Receivables Facility	176.4	153.6
Credit Agreement - Revolving Credit Facility	77.0	—
Credit Agreement - Term B-1 Loans	492.5	495.0
Credit Agreement - Term B-2 Loans	640.3	643.5
7 1/4% Senior Notes due 2023 (1)	23.4	24.0
Various Cincinnati Bell Telephone notes (1)	96.9	97.5
Paniolo Fiber Assets Financing Arrangement	22.0	22.3
Other financing arrangements	—	0.4
Finance lease liabilities	39.6	42.3
	1,568.1	1,478.6
Net unamortized discount	(4.6)	(4.9)
Unamortized note issuance costs	(41.6)	(44.8)
Long-term debt, less current portion	1,521.9	1,428.9
Total debt	$1,541.8	$1,448.6
(1)

As of June 30, 2022, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.1 million and $9.0 million, respectively. As of December 31, 2021, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.7 million and $9.6 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $77.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $323.0 million available for borrowings as of June 30, 2022. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of June 30, 2022, the Company had $176.4 million in borrowings and $20.7 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $17.9 million remaining availability on the total borrowing capacity of $215.0 million. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Receivables Facility is subject to renewal in June 2023 and has a termination date in June 2024. In the second quarter of 2022, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions including the replacement of LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of June 30, 2022, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $32.3 million.

6.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2022	December 31, 2021
Operating lease assets, net of amortization	Operating lease right-of-use assets	$68.8	$44.3
Finance lease assets, net of amortization	Property, plant and equipment, net	9.3	10.7
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	11.7	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	62.5	40.2
Total operating lease liabilities		74.2	49.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	7.5	7.2
Noncurrent finance lease liabilities	Long-term debt, less current portion	39.6	42.3
Total finance lease liabilities		$47.1	$49.5

.

Supplemental cash flow information related to leases is as follows:

	Successor	Predecessor
(dollars in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.6	$2.1
Operating cash flows from operating leases	$5.8	$5.5
Financing cash flows from finance leases	$4.6	$6.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$7.9	$2.9
New finance leases	$2.1	$2.0

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

Cash Flow Hedging

Cash Flow Hedges Not Designated as Hedging Instruments

The Company uses non-designated cash flow hedges including interest rate swap agreements and interest rate cap agreements to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Interest rate swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between parties. Interest rate caps provide that the counterparty will pay the purchaser at the end of each contractual period in which the index interest rate exceeds the contractually agreed upon cap rate.

In the second quarter of 2022, the Company entered into three forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $175.0 million, $115.0 million and $85.0 million resulting in interest payments based on an average fixed rate per swap of 2.9185%, 2.8520% and 2.8605%, respectively, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swaps expire in May 2026.

In the second quarter of 2022, the Company entered into two interest rate cap agreements to limit exposure to interest rate risk on variable rate debt. The interest rate caps each have a cap rate of 3.0% with notional amounts of $200.0 million and $175.0 million and deferred premiums of $6.7 million and $5.3 million, respectively. The deferred premiums will be paid on a monthly basis over the term of the respective interest rate cap. The interest rate caps expire in May 2026.

The fair value of the Company's interest rate swaps and interest rate caps are impacted by the credit risk of both the Company and its counterparties. The Company has agreements with its derivative financial instrument counterparties that contain provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financial instruments obligations. In addition, the Company minimizes nonperformance risk on its derivative instruments by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions.

The Company does not apply hedge accounting to the interest rate swaps and interest rate caps and records all mark-to-market adjustments directly to “Other expense (income), net” in the Condensed Consolidated Statements of Operations. The fair values of the interest rate swaps and interest rate caps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

As of June 30, 2022, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2022	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$0.3	$—	$0.3	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$1.7	$—	$1.7	$—
Interest Rate Cap	Other current liabilities	$2.1	$—	$2.1	$—
Interest Rate Cap	Other noncurrent liabilities	$7.9	$—	$7.9	$—

The following table summarizes the location of losses in the Condensed Consolidated Statements of Operations that were recognized during the three and six months ended June 30, 2022, in addition to the derivative contract type:

(dollars in millions)	Statement of Operations Location	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Interest Rate Swap	Other expense (income), net	$1.9	$1.9
Interest Rate Cap	Other expense (income), net	$10.3	$10.3

Interest Rate Hedges

In the second quarter of 2018, the Company entered into one forward starting non-amortizing interest rate swap with a notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 with an expiration date in June 2023. The interest rate swap resulted in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Company’s former Corporate Credit Agreement.

In the first quarter of 2019, the Company entered into three forward starting non-amortizing interest rate swaps, with a notional amount of $89.0 million each, to convert variable rate debt to fixed rate debt. The interest rate swaps became effective in March 2019 with expiration dates in March 2024. The interest rate swaps resulted in interest payments based on an average fixed rate per swap of 2.275%, 2.244% and 2.328% plus the applicable margin per the requirements in the Company’s former Corporate Credit Agreement.

Upon inception, the interest rate swaps were designated as cash flow hedges under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps was categorized as Level 2 in the fair value hierarchy as they were based on well-recognized financial principles and available market data.

The Company terminated four interest rate swaps in the Predecessor period of the third quarter of 2021 in connection with the repayment in full of the Term Loan B under the Company’s former Corporate Credit Agreement that occurred as part of the Merger Agreement.

The amount of gains recognized in Accumulated Other Comprehensive Income ("AOCI") net of reclassifications into earnings is as follows:

	Predecessor
(dollars in millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest Rate Swap	$2.2	$5.3

The amount of losses reclassified from AOCI into earnings is as follows:

		Predecessor
(dollars in millions)	Statement of Operations Location	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest Rate Swap	Interest Expense	$(2.3)	$(4.6)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2022 and December 31, 2021, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2022		December 31, 2021
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,535.9	$1,482.5	$1,443.0	$1,443.0
Other financing arrangements	51.6	45.3	53.1	51.7

*Excludes finance leases, other financing arrangements and note issuance costs.

In connection with the Merger, the carrying values of the Company’s long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2022 and December 31, 2021, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2022, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8.    Pension and Postretirement Plans

As of June 30, 2022, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In the six months ended June 30, 2022, the Hawaii defined benefit plan for union employees made lump sum payments of $5.4 million resulting in a reduction of the benefit obligation of $5.4 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the three months ended June 30, 2022. In the six months ended June 30, 2021, the Hawaii defined benefit plan for union employees made lump sum payments of $6.7 million resulting in a reduction of the benefit obligation of $6.7 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the three months ended June 30, 2021.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the six months ended June 30, 2022 and 2021.

Pension and postretirement (benefits) costs are as follows:

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.8	3.7	0.7	0.7
Expected return on plan assets	(7.1)	(7.2)	—	—
Amortization of:
Prior service benefit	—	—	—	(0.7)
Actuarial loss	—	5.2	—	—
Pension / postretirement (benefit) cost	$(3.3)	$1.7	$0.8	$0.1

	Pension Benefits		Postretirement and Other Benefits
	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Service cost	$—	$—	$0.2	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	7.7	7.5	1.4	1.3
Expected return on plan assets	(14.3)	(14.7)	—	—
Amortization of:
Prior service benefit	—	—	—	(1.3)
Actuarial loss	—	11.5	—	—
Pension / postretirement (benefit) cost	$(6.6)	$4.3	$1.6	$0.2

Amortizations of prior service benefit and actuarial loss in the three and six months ended June 30, 2021 represent reclassifications from accumulated other comprehensive income.

For the six months ended June 30, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $1.0 million. For the six months ended June 30, 2021, contributions to the qualified and non-qualified pension plans were $0.8 million and $1.2 million, respectively. Based on current assumptions, no contributions are expected to be made to the qualified pension plans in 2022. Contributions to the non-qualified pension plans in 2022 are expected to be approximately $3 million.

For the six months ended June 30, 2022 and 2021, contributions to our postretirement plans were $3.2 million and $3.1 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2022.

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of both June 30, 2022 and December 31, 2021, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of March 31, 2022	$2.6		$—		$0.4	$3.0
Remeasurement of benefit obligations	(1.3)		—		—	(1.3)
Foreign currency loss	—		—		(3.1)	(3.1)
Balance as of June 30, 2022	$1.3		$—		$(2.7)	$(1.4)

Predecessor
Balance as of March 31, 2021	$(134.4)		$(17.3)		$(0.2)	$(151.9)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	3.5	(a)	1.7	(b)	—	5.2
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.6	1.6
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2021	$2.6		$—		$(1.4)	$1.2
Remeasurement of benefit obligations	(1.3)		—		—	(1.3)
Foreign currency loss	—		—		(1.3)	(1.3)
Balance as of June 30, 2022	$1.3		$—		$(2.7)	$(1.4)

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	7.9	(a)	3.5	(b)	—	11.4
Unrealized gain on cash flow hedges arising during the period, net	—		0.5	(c)	—	0.5
Foreign currency gain	—		—		2.6	2.6
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)

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

The Network segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 150 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer long distance, switched access and digital trunking. Other services consist of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance, information services and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. In May 2022, the Company acquired Agile and includes Agile’s financial results in the Network segment.

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

Selected financial data for the Company’s business segment information is as follows:

	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenue
Network	$247.0	$241.0	$490.5	$483.8
IT Services and Hardware	199.0	179.9	397.8	353.7
Intersegment	(6.5)	(6.7)	(13.0)	(13.4)
Total revenue	$439.5	$414.2	$875.3	$824.1
Intersegment revenue
Network	$4.8	$4.9	$9.7	$9.7
IT Services and Hardware	1.7	1.8	3.3	3.7
Total intersegment revenue	$6.5	$6.7	$13.0	$13.4
Operating (loss) income
Network	$(18.9)	$28.1	$(22.0)	$59.4
IT Services and Hardware	(5.1)	7.6	(10.0)	16.2
Corporate	(8.4)	(5.3)	(15.4)	(12.6)
Total operating (loss) income	$(32.4)	$30.4	$(47.4)	$63.0
Expenditures for long-lived assets*
Network	$171.1	$52.8	$252.6	$107.8
IT Services and Hardware	7.1	6.2	13.4	11.9
Total expenditures for long-lived assets	$178.2	$59.0	$266.0	$119.7
Depreciation and amortization
Network	$103.4	$61.6	$196.8	$122.4
IT Services and Hardware	26.6	10.2	52.6	20.3
Corporate	0.1	—	0.2	0.1
Total depreciation and amortization	$130.1	$71.8	$249.6	$142.8

*Includes cost of Agile acquisition

(dollars in millions)	June 30, 2022	December 31, 2021
Assets
Network	$3,073.2	$2,949.2
IT Services and Hardware	794.4	842.0
Corporate and eliminations	340.7	407.6
Total assets	$4,208.3	$4,198.8

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021. References in this Quarterly Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $439.5 million and $875.3 million for the three and six months ended June 30, 2022 increased $25.3 million and $51.2 million, respectively, compared to the same periods in the prior year due to strategic revenue growth in both segments offsetting declines in Legacy revenue. For the three and six months ended June 30, 2022, Fioptics revenue increased $13.4 million and $23.4 million, respectively, compared to the same periods in 2021 as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $10.6 million and $21.5 million, respectively, compared to the comparable periods in the prior year. IT Services and Hardware revenue growth was impacted most significantly in the Consulting practice in which revenue increased 17% and 22% for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. In addition, for the three and six months ended June 30, 2022, Infrastructure Solutions revenue increased $7.1 million and $12.1 million, respectively, compared to the same periods in 2021.

Operating loss for the three and six months ended June 30, 2022 was $32.4 million and $47.4 million, respectively, compared to operating income of $30.4 million and $63.0 million in the three and six months ended June 30, 2021, respectively. Revenue growth in both segments was more than offset due most significantly to higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments recorded as of the Merger Date in addition to increases in cost of services and products and SG&A expenses to support revenue growth as well as increased transaction and integration costs.

Interest expense decreased $15.1 million and $31.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the termination of interest rate swaps in the Predecessor period of 2021. These decreases were partially offset by interest expense incurred related to the $350 million incremental increase to the Term B-1 Loans and issuance of the Term B-2 Loans in the fourth quarter of 2021.

Other components of pension and postretirement benefit plans expense decreased for the three and six months ended June 30, 2022 compared to the comparable periods in the prior year due to remeasuring the pension and postretirement projected benefit obligations, actuarial gains (losses) and prior service costs (benefits) as of the Merger Date as well as favorable asset returns in 2021 also favorably impacting the annual remeasurement performed in December and the Merger Date remeasurement.

Other expense (income), net totaled expense of $11.8 million and $11.4 million for the three and six months ended June 30, 2022, respectively, due to entering into interest rate swap agreements and interest rate cap agreements in the second quarter of 2022. In the three months ended June 30, 2022, the Company recorded losses of $1.9 million and $10.3 million associated with the interest rate swaps and interest rate caps, respectively.

Loss before income taxes totaled $60.0 million and $88.5 million for the three and six months ended June 30, 2022 resulting in increases in the loss of $55.4 million and $81.3 million, respectively, compared to the same periods in 2021. Lower interest expense and pension and postretirement benefit plans expense in the three and six months ended June 30, 2022 compared to the same periods in the prior year was more than offset by the decrease in operating income.

The income tax provision for the three and six months ended June 30, 2022 was a benefit of $14.0 million and $20.5 million, respectively, which is slightly higher than the period’s income at the statutory rate, due primarily to state tax benefit. The income tax provision for the three months ended June 30, 2021 was a nominal expense, and for the six months ended June 30, 2021, the income tax provision was an expense of $0.4 million. The expense recorded in each of the comparable periods in 2021 was lower than the current periods due to a smaller loss before income taxes in the comparable periods and a low estimated annual effective tax rate applied to that loss as the result of a valuation allowance on deferred tax assets related to disallowed interest expense.

Impact of COVID-19 on Our Business - Update

Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects of the COVID-19 pandemic most significantly due to increased bad debt expense and reduced revenue in certain of our revenue streams. Subsequent to the first quarter of 2021, bad debt expense has returned to pre-pandemic levels and strategic revenue trends are normalized and improving. Starting in 2021, we began to experience logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products.  Logistics challenges continue to impact operations in the six months ended June 30, 2022. Additionally, access to skilled employees and contractors may create delays or increased costs in the planned build-out of the fiber network in both geographies.

Network

The Network segment provides products and services that are categorized as Fioptics, previously referred to as “Consumer/SMB Fiber” in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. In March 2022, both CBT and CBET began doing business as “altafiber” as we continue to expand our geographic reach. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 135 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC (“Agile”), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. The Company is able to deliver speeds of up to 30 megabits or more to more than 80% of Greater Cincinnati and up to 20 megabits or more to approximately 60% of Hawaii's total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection. Subsequent to the Company’s acquisition, Enterprise Fiber revenue also includes revenue from Agile.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Successor	Predecessor			Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change	% Change	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change	% Change
Revenue:
Data	$129.5	$121.6	$7.9	6%	$255.6	$242.9	$12.7	5%
Video	48.4	47.9	0.5	1%	97.0	96.5	0.5	1%
Voice	57.7	64.6	(6.9)	(11)%	117.0	130.5	(13.5)	(10)%
Other	11.4	6.9	4.5	65%	20.9	13.9	7.0	50%
Total Revenue	247.0	241.0	6.0	2%	490.5	483.8	6.7	1%
Operating costs and expenses:
Cost of services and products	111.1	108.0	3.1	3%	219.1	218.1	1.0	0%
Selling, general and administrative	51.4	43.8	7.6	17%	96.6	84.4	12.2	14%
Depreciation and amortization	103.4	61.6	41.8	68%	196.8	122.4	74.4	61%
Restructuring and severance charges	—	(0.5)	0.5	n/m	—	(0.5)	0.5	n/m
Total operating costs and expenses	265.9	212.9	52.5	25%	512.5	424.4	87.6	21%
Operating (loss) income	$(18.9)	$28.1	$(46.5)	n/m	$(22.0)	$59.4	$(80.9)	n/m
Operating margin	(7.7)%	11.7%		(19.4) pts	(4.5)%	12.3%		(16.8) pts
Capital expenditures	$106.0	$52.8	$53.2	n/m	$187.5	$107.8	$79.7	74%

Network, continued

	Successor	Predecessor
Metrics information (in thousands):	June 30, 2022	June 30, 2021	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	274.3	249.7	24.6	10%
Internet FTTN*	17.4	24.6	(7.2)	(29)%
Total Fioptics Internet	291.7	274.3	17.4	6%
Video
Video FTTP*	107.3	106.1	1.2	1%
Video FTTN*	14.4	19.3	(4.9)	(25)%
Total Fioptics Video	121.7	125.4	(3.7)	(3)%
Voice
Fioptics Voice Lines	100.9	102.4	(1.5)	(1)%
Fioptics Units Passed
Units passed FTTP*	590.0	502.7	87.3	17%
Units passed FTTN*	109.5	135.4	(25.9)	(19)%
Total Fioptics units passed	699.5	638.1	61.4	10%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	7,480	7,075	405	6%
Legacy
Data
DSL	45.8	58.0	(12.2)	(21)%
Voice
Legacy Voice Lines	145.9	165.2	(19.3)	(12)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Network, continued

	Successor	Predecessor
Metrics information (in thousands):	June 30, 2022	June 30, 2021	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	67.3	62.6	4.7	8%
Internet FTTN*	7.8	9.6	(1.8)	(19)%
Total Fioptics Internet	75.1	72.2	2.9	4%
Video
Video FTTP*	28.5	29.5	(1.0)	(3)%
Video FTTN*	7.6	8.9	(1.3)	(15)%
Total Fioptics Video	36.1	38.4	(2.3)	(6)%
Voice
Fioptics Voice Lines	28.6	28.7	(0.1)	0%
Fioptics Units Passed **
Units passed FTTP*	237.3	195.0	42.3	22%
Units passed FTTN*	62.4	68.3	(5.9)	(9)%
Total Fioptics units passed	299.7	263.3	36.4	14%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	3,874	4,027	(153)	(4)%
Legacy
Data
DSL	27.4	33.3	(5.9)	(18)%
Voice
Legacy Voice Lines	129.2	150.4	(21.2)	(14)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Network, continued

Revenue

	Successor			Predecessor
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$53.3	$10.8	$64.1	$46.6	$10.2	$56.8
Video	39.3	9.1	48.4	38.8	9.1	47.9
Voice	8.5	2.9	11.4	8.6	2.9	11.5
Other	6.0	—	6.0	0.3	—	0.3
	107.1	22.8	129.9	94.3	22.2	116.5
Enterprise Fiber
Data	23.1	11.9	35.0	21.1	10.7	31.8
Legacy
Data	18.7	11.7	30.4	21.3	11.7	33.0
Voice	22.5	23.8	46.3	26.5	26.6	53.1
Other	2.7	2.7	5.4	3.3	3.3	6.6
	43.9	38.2	82.1	51.1	41.6	92.7
Total Network revenue	$174.1	$72.9	$247.0	$166.5	$74.5	$241.0

	Successor			Predecessor
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$104.6	$21.6	$126.2	$91.6	$20.4	$112.0
Video	78.8	18.2	97.0	78.2	18.3	96.5
Voice	17.0	5.7	22.7	17.2	5.8	23.0
Other	9.5	—	9.5	0.5	—	0.5
	209.9	45.5	255.4	187.5	44.5	232.0
Enterprise Fiber
Data	44.6	23.6	68.2	42.2	21.2	63.4
Legacy
Data	38.0	23.2	61.2	43.8	23.7	67.5
Voice	46.2	48.1	94.3	53.9	53.6	107.5
Other	6.5	4.9	11.4	6.9	6.5	13.4
	90.7	76.2	166.9	104.6	83.8	188.4
Total Network revenue	$345.2	$145.3	$490.5	$334.3	$149.5	$483.8

Fioptics

Fioptics revenue for the three and six months ended June 30, 2022 increased $13.4 million and $23.4 million, respectively, compared to the same periods in the prior year as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three and six months ended June 30, 2022 increased for internet in Cincinnati by 7% in each period and in Hawaii by 3% and 1%, respectively, compared to the comparable periods in 2021 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased in the three and six months ended June 30, 2022 in Cincinnati by 5% in each period and in Hawaii by 7% and 6%, respectively, compared to the same periods in the prior year which offset the decline in video subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Other revenue increased for the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to revenue associated with fiber build projects in Cincinnati.

Network, continued

Enterprise Fiber

Enterprise Fiber revenue for the three and six months ended June 30, 2022 increased $3.2 million and $4.8 million, respectively, compared to the comparable periods in the prior year. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions more than offset pricing pressures to provide higher speeds at a lower cost. Ethernet Bandwidth increased in Cincinnati by 6% while Ethernet Bandwidth decreased in Hawaii by 4% as compared to the prior year. The decrease in Ethernet Bandwidth in Hawaii is due to circuit activations in the six months ended June 30, 2022 only partially offsetting circuit disconnects. In addition, Agile contributed revenue of $2.1 million in the three months ended June 30, 2022.

Legacy

Legacy revenue decreased $10.6 million and $21.5 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to the decline in voice lines and DSL subscribers. Voice lines declined 12% and 14% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 21% and 18% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber.

Operating Costs and Expenses

Cost of services and products for the three months ended June 30, 2022 increased $3.1 million compared to the comparable period in 2021. Operating and facilities expenses increased $1.8 million due to increased energy costs. Increased contract services costs of $1.7 million are due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network. Payroll related costs increased $1.2 million primarily due to additional headcount. Higher software development costs of $0.7 million were incurred related to increased product support and call center costs. Operating materials increased $0.7 million primarily as a result of increased purchases associated with the expansion of our fiber network. These costs were offset by a decrease in operating taxes of $2.0 million for the three months ended June 30, 2022 compared to the same period in the prior year due to lower regulatory fees. In addition, costs deferred in accordance with ASC 606 during the Predecessor period were remeasured as of the Merger Date resulting in a decrease to expense of $1.5 million in the three months ended June 30, 2022 compared to the same period in 2021.

Cost of services and products increased $1.0 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased operating and facilities expenses of $2.8 million, operating materials costs of $2.6 million, software development costs of $1.1 million and contract services costs of $0.9 million partially offset by decreases in operating taxes of $3.4 million and ASC 606 related costs of $3.1 million. Cost of services and products were impacted by similar trends that impacted the three months ended June 30, 2022 in addition to increased operating materials purchases associated with a significant wiring project completed in the first quarter of 2022.

SG&A expenses increased $7.6 million and $12.2 million for the three and six months ended June 30, 2022 compared to the same periods in 2021 due to increases in contract services costs, payroll related costs, advertising, bad debt expense and software development. Contract services costs increased $3.4 million and $5.0 million for the three and six months ended June 30, 2022, respectively, compared to the comparable periods in the prior year primarily due to higher utilization of outside contractors on certain specialized projects and legal expense incurred associated with a legal dispute in Hawaii. For the three and six months ended June 30, 2022, payroll related costs increased $1.6 million and $1.9 million, respectively, due to additional headcount including headcount associated with the Company’s acquisition of Agile. Advertising expenses increased $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to increased marketing campaigns, including rebranding the business as altafiber, and promotional events. Bad debt expense increased $0.7 million and $1.5 million for the three and six months ended June 30, 2022, respectively, compared to the comparable periods in 2021 primarily due to lower expense incurred in the three and six months ended June 30, 2021 as a result of focus on collection efforts for aged receivables of customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 pandemic and favorable resolution in the first quarter of 2021 of reserved balances associated with a customer that filed for bankruptcy in a prior period. For the three and six months ended June 30, 2022, software development costs increased $0.5 million and $1.0 million, respectively, compared to the same periods in the prior year primarily due to internal projects.

Depreciation and amortization expense increased $41.8 million and $74.4 million for the three and six months ended June 30, 2022, respectively, compared to the comparable periods in the prior year due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Restructuring and severance charge reversals recorded in the three months ended June 30, 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020.

Network, continued

Capital Expenditures

	Successor			Predecessor
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$30.4	$10.4	$40.8	$7.2	$6.3	$13.5
Installation	17.6	5.2	22.8	12.1	3.5	15.6
Other	1.7	0.3	2.0	0.8	0.3	1.1
Total Fioptics	49.7	15.9	65.6	20.1	10.1	30.2
Enterprise Fiber	4.5	4.6	9.1	4.0	3.8	7.8
Other	9.8	21.5	31.3	6.7	8.1	14.8
Total Network capital expenditures	$64.0	$42.0	$106.0	$30.8	$22.0	$52.8

	Successor			Predecessor
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$55.5	$19.9	$75.4	$13.7	$11.1	$24.8
Installation	28.5	10.3	38.8	23.3	6.6	29.9
Other	3.7	0.6	4.3	2.5	0.4	2.9
Total Fioptics	87.7	30.8	118.5	39.5	18.1	57.6
Enterprise Fiber	7.2	8.2	15.4	12.9	7.5	20.4
Other	19.3	34.3	53.6	13.1	16.7	29.8
Total Network capital expenditures	$114.2	$73.3	$187.5	$65.5	$42.3	$107.8

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. The Company is focused on expanding our FTTP footprint, and in the second quarter of 2022, we passed an additional 35,700 FTTP sellable addresses in Cincinnati. As of June 30, 2022, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 699,500 residential and commercial addresses, or more than 80% of our operating territory in Cincinnati. Cincinnati construction capital expenditures for the three and six months ended June 30, 2022 increased $23.2 million and $41.8 million, respectively, compared to the same periods in 2021 due to passing more addresses in 2022 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. In the three and six months ended June 30, 2022, Cincinnati installation capital expenditures increased $5.5 million and $5.2 million, respectively, compared to the comparable periods in 2021 primarily due to increased labor and purchases of materials associated with the expansion of our fiber network. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $0.5 million in the three months ended June 30, 2022 compared to the comparable period in the prior year due to capital expenditures contributed by Agile of $0.5 million. Cincinnati Enterprise Fiber capital expenditures decreased $5.7 million in the six months ended June 30, 2022 compared to the same period in the prior year primarily due to expenditures incurred in the six months ended June 30, 2021 associated with a scheduled network refresh project. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three and six months ended June 30, 2022 increased $4.1 million and $8.8 million, respectively, compared to the same periods in the prior year due to building out 12,800 new sellable addresses in the second quarter of 2022, primarily in rural areas and on the neighbor islands, and 20,400 new sellable addresses in the six months ended June 30, 2022. Hawaii installation capital expenditures increased $1.7 million and $3.7 million in the three and six months ended June 30, 2022, respectively, compared to the comparable periods in 2021 primarily due to increased internet installations on the neighbor islands. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Successor	Predecessor			Successor	Predecessor
(dollars in millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Change	% Change	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Change	% Change
Revenue:
Consulting	$83.5	$71.6	$11.9	17%	$166.9	$137.1	$29.8	22%
Cloud	25.1	24.3	0.8	3%	49.7	47.7	2.0	4%
Communications	54.3	55.0	(0.7)	(1)%	109.2	109.0	0.2	0%
Infrastructure Solutions	36.1	29.0	7.1	24%	72.0	59.9	12.1	20%
Total revenue	199.0	179.9	19.1	11%	397.8	353.7	44.1	12%
Operating costs and expenses:
Cost of services and products	136.4	123.3	13.1	11%	273.2	239.8	33.4	14%
Selling, general and administrative	40.7	37.9	2.8	7%	80.7	76.0	4.7	6%
Depreciation and amortization	26.6	10.2	16.4	n/m	52.6	20.3	32.3	n/m
Restructuring and severance related charges	0.4	0.9	(0.5)	(56)%	1.3	1.4	(0.1)	(7)%
Total operating costs and expenses	204.1	172.3	31.8	18%	407.8	337.5	70.3	21%
Operating loss (income)	$(5.1)	$7.6	$(12.7)	n/m	$(10.0)	$16.2	$(26.2)	n/m
Operating margin	(2.6)%	4.2%		(6.8) pts	(2.5)%	4.6%		(7.1) pts
Capital expenditures	$7.1	$6.2	$0.9	15%	$13.4	$11.9	$1.5	13%

IT Services and Hardware, continued

	Successor	Predecessor
Metrics information:	June 30, 2022	June 30, 2021	Change	% Change
Consulting
Billable Resources	2,325	2,028	297	15%

Communications
NaaS Locations	11,354	7,024	4,330	62%
SD - WAN Locations	8,188	4,650	3,538	76%
Hosted UCaaS Profiles*	310,309	292,266	18,043	6%

* Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $19.1 million and $44.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. Consulting revenue is the most significant contributor in which revenue increased $11.9 million and $29.8 million in the three and six months ended June 30, 2022, respectively, compared to the comparable periods in 2021 primarily due to existing customer projects which continue to bill and grow in 2022. Cloud revenue increased $0.8 million and $2.0 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to providing ongoing public cloud services to new customers obtained in 2021 that continue to bill in 2022 in addition to an increase in professional services projects in the six months ended June 30, 2022. These increases were partially offset by Cloud virtual data center revenue decreases of $0.7 million and $1.4 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year as a result of a customer’s insourcing initiatives. Infrastructure Solutions revenue increased $7.1 million and $12.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to revenue associated with professional services projects and the sale of hardware. An increase in the sale of maintenance services also contributed to the increased revenue in the six months ended June 30, 2022.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $13.1 million and $33.4 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year due to increases in payroll related costs and contractor costs due to additional headcount to support revenue growth in the segment, most significantly in the Consulting practice.  Payroll related costs increased by $3.4 million and $7.0 million in the three and six months ended June 30, 2022, respectively, and contractor costs increased by $11.7 million and $29.8 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021.  Billable resources increased by 297 persons compared to June 30, 2021 primarily as result of existing consulting projects that continue to grow.  These increases were partially offset by lower regulatory fees for the three and six months ended June 30, 2022 compared to each of the comparable periods in the prior year.

SG&A expenses increased $2.8 million for the three months ended June 30, 2022 compared to the same period in the prior year primarily due to increases in contract services costs, payroll related costs and bad debt expense. Contract services costs increased $0.9 million due to increased contractors used for special projects in addition to higher insurance expenses. Increased payroll related costs of $0.8 million are due primarily to higher employee commissions. The increase in bad debt expense of $0.5 million for the three months ended June 30, 2022 compared to the same period in the prior year is primarily due to lower expense recorded in the second quarter of 2021 as a result of favorable resolution of reserved balances.

SG&A expenses increased $4.7 million for the six months ended June 30, 2022 compared to the comparable period in the prior year primarily due to similar trends that impacted the three months ended June 30, 2022 in addition to an increase in employee related costs as travel and entertainment activity continued to be low in the six months ended June 30, 2021 as a result of the pandemic.

Depreciation and amortization expense increased $16.4 million and $32.3 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Restructuring and severance related charges recorded in the three and six months ended June 30, 2022 and 2021 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the six months ended June 30, 2022 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $2.4 million for implementation work associated with internal software projects in the six months ended June 30, 2022.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2022, the Company had an accumulated deficit of $95.2 million and $1,541.8 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $176.2 million and $180.1 million of cash flows from operations during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $347.6 million of short-term liquidity, comprised of $6.7 million of cash and cash equivalents, $323.0 million of undrawn capacity on our Revolving Credit Facility, and $17.9 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $215.0 million. As of June 30, 2022, the Company had borrowings of $176.4 million and $20.7 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $215.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. The Company believes that its cash on hand, cash generated from operations, and available funding under its credit facilities will be adequate to meet its cash requirements for the next twelve months.

In the second quarter of 2022, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions including the replacement of LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. Capacity on the Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity.

As of June 30, 2022, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2022 totaled $176.2 million, a decrease of $3.9 million compared to the same period in the prior year. The decrease is due primarily to increased cash outflow due to working capital which more than offset lower interest payments of $29.3 million for the six months ended June 30, 2022 compared to the comparable period in 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the termination of the designated interest rate swaps in the Predecessor period of 2021. Increased cash outflow due to working capital is partially due to the timing of vendor payments.

Cash flows used in investing activities during the six months ended June 30, 2022 totaled $263.4 million, an increase of $143.8 million compared to the same period in the prior year due to the increase in capital expenditures as a result of increasing the number of addresses passed with a fiber-to-the-premise product. In addition, cash payments for the acquisition of Agile totaled $65.1 million in the second quarter of 2022.

Cash flows provided by financing activities during the six months ended June 30, 2022 totaled $88.6 million as compared to cash used in financing activities of $69.2 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company borrowed $23.0 million and $77.0 million on the Receivables Facility and Revolving Credit Facility, respectively. During the six months ended June 30, 2021, the Company utilized cash for payments of $8.6 million and $43.0 million on the Receivables Facility and the Company’s former Revolving Credit Facility, respectively, in addition to paying dividends on preferred stock of $5.2 million.

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

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the six months ended June 30, 2022.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2022 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a comprehensive listing of the Company’s risk factors. There are no material changes for the six months ended June 30, 2022.

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
10.1

Sixth Amendment to the Receivables Financing Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC, and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank Canada Branch, as issuer of Letters of Credit and Lender, PNC Bank, National Association, as Administrator and issuer of Letters of Credit, and PNC Capital Markets, as Structuring Agent.

+
10.2

Fifth Amendment to Receivables Purchase Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer.

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
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

The Company's historical reports on Form 10-K, 10-Q, and 8-K are available free of charge in the Investor Relations section of the Company's website: http://www.cincinnatibell.com. The Company has ceased to be a registrant subsequent to September 7, 2021 but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cincinnati Bell Inc.

Date:	August 4, 2022	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	August 4, 2022	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer