Form 10-Q
period 2022-09-30
CINCINNATI BELL INC
filed 2022-11-03
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Revenue	$462.1	$111.4	$314.6	$1,337.4	$111.4	$1,138.7

Costs and expenses
Cost of services and products, excluding items below	258.0	60.5	174.6	737.7	60.5	619.5
Selling, general and administrative, excluding items below	102.6	22.1	74.2	288.1	22.1	243.4
Depreciation and amortization	131.5	30.2	52.1	381.1	30.2	194.9
Loss on impairment of long-lived assets	2.7	—	—	2.7	—	—
Restructuring and severance related charges	0.5	—	0.3	1.8	—	1.2
Transaction and integration costs	3.5	—	51.5	10.1	—	54.8
Gain on sale of assets, net	—	—	(2.8)	—	—	(2.8)
Total operating costs and expenses	498.8	112.8	349.9	1,421.5	112.8	1,111.0
Operating (loss) income	(36.7)	(1.4)	(35.3)	(84.1)	(1.4)	27.7
Interest expense	24.3	6.4	23.2	59.2	6.4	89.1
Other components of pension and postretirement benefit plans (benefit) expense	(0.7)	(1.1)	2.1	(5.9)	(1.1)	6.4
Loss on extinguishment of debt	—	—	10.7	—	—	10.7
Other (income) expense, net	(25.7)	(0.3)	19.7	(14.3)	(0.3)	19.7
Loss before income taxes	(34.6)	(6.4)	(91.0)	(123.1)	(6.4)	(98.2)
Income tax benefit	(8.0)	(1.4)	(17.3)	(28.5)	(1.4)	(16.9)
Net loss	(26.6)	(5.0)	(73.7)	(94.6)	(5.0)	(81.3)
Preferred stock dividends	—	—	2.4	—	—	7.6
Net loss applicable to common shareowners	$(26.6)	$(5.0)	$(76.1)	$(94.6)	$(5.0)	$(88.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Net loss	$(26.6)	$(5.0)	$(73.7)	$(94.6)	$(5.0)	$(81.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(5.9)	(1.2)	(1.4)	(7.2)	(1.2)	1.2
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of ($0.2), $0.0	—	—	(0.6)	—	—	(0.1)
Reclassification adjustment for net losses included in net income, net of tax of $4.7, $5.8	—	—	16.2	—	—	19.7
Defined benefit plans:
Net (loss) gain arising from remeasurement during the period, net of tax of ($0.3), ($0.7), $1.8	(0.8)	—	—	(2.1)	—	6.0
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.4)	—	—	(0.3)	—	—	(1.3)
Amortization of net actuarial loss included in net income, net of tax of $1.0, $3.6	—	—	3.1	—	—	12.0
Total other comprehensive (loss) income	(6.7)	(1.2)	17.0	(9.3)	(1.2)	37.5
Total comprehensive loss	$(33.3)	$(6.2)	$(56.7)	$(103.9)	$(6.2)	$(43.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY (DEFICIT)

(in millions)

(Unaudited)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in		Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at June 30, 2022	—	$—	—	$—	$1,716.1	$(95.2)	$(1.4)	$1,619.5
Net loss	—	—	—	—	—	(26.6)	—	(26.6)
Other comprehensive loss	—	—	—	—	—	—	(6.7)	(6.7)
Balance at September 30, 2022	—	$—	—	$—	$1,716.1	$(121.8)	$(8.1)	$1,586.2
Successor
Balance at September 8, 2021 (remeasured upon Merger)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Capital contributions by Red Fiber Parent LLC	—	—	0.5	—	1,716.1	—	—	1,716.1
Balance at September 30, 2021	—	$—	0.5	$—	$1,716.1	$(5.0)	$(1.2)	$1,709.9

Predecessor
Balance at June 30, 2021	3.1	$129.4	50.9	$0.5	$2,665.3	$(2,839.2)	$(139.2)	$(183.2)
Net loss	—	—	—	—	—	(73.7)	—	(73.7)
Other comprehensive income	—	—	—	—	—	—	17.0	17.0
Stock-based compensation	—	—	—	—	2.1	—	—	2.1
Equity-based award modification	—	—	—	—	(10.2)	—		(10.2)
Dividends on preferred stock	—	—	—	—	(2.4)	—	—	(2.4)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)

	6 3/4 % Cumulative Convertible Preferred Shares		Common Shares		Additional Paid-in		Accumulated Other Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2021	—	$—	—	$—	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	—	—	—	—	(94.6)	—	(94.6)
Other comprehensive loss	—	—	—	—	—	—	(9.3)	(9.3)
Balance at September 30, 2022	—	$—	—	$—	$1,716.1	$(121.8)	$(8.1)	$1,586.2
Successor
Balance at September 8, 2021 (remeasured upon Merger)	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(5.0)	—	(5.0)
Other comprehensive loss	—	—	—	—	—	—	(1.2)	(1.2)
Capital contributions by Red Fiber Parent LLC	—	—	0.5	—	1,716.1	—	—	1,716.1
Balance at September 30, 2021	—	$—	0.5	$—	$1,716.1	$(5.0)	$(1.2)	$1,709.9

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(81.3)	—	(81.3)
Other comprehensive income	—	—	—	—	—	—	37.5	37.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)
Dividends on preferred stock	—	—	—	—	(7.6)	—	—	(7.6)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$7.5	$5.6
Receivables, less allowances of $9.4 and $3.6	391.7	450.2
Inventory, materials and supplies	78.7	57.1
Prepaid expenses	46.1	50.4
Other current assets	22.0	9.1
Total current assets	546.0	572.4
Property, plant and equipment, net	2,058.3	1,966.6
Operating lease right-of-use assets	75.1	44.3
Goodwill	719.0	646.3
Intangible assets, net	851.8	928.3
Deferred income tax assets	5.7	5.3
Other noncurrent assets	57.7	35.6
Total assets	$4,313.6	$4,198.8
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$44.7	$19.7
Accounts payable	432.4	399.2
Unearned revenue and customer deposits	66.1	83.2
Accrued taxes	23.8	25.3
Accrued interest	4.0	1.9
Accrued payroll and benefits	34.4	41.9
Other current liabilities	47.4	45.5
Total current liabilities	652.8	616.7
Long-term debt, less current portion	1,588.2	1,428.9
Operating lease liabilities	67.8	40.2
Pension and postretirement benefit obligations	177.4	141.1
Pole license agreement obligation	45.2	46.2
Deferred income tax liability	98.3	139.6
Other noncurrent liabilities	97.7	96.0
Total liabilities	2,727.4	2,508.7
Shareowners’ equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(121.8)	(27.2)
Accumulated other comprehensive (loss) income	(8.1)	1.2
Total shareowners’ equity	1,586.2	1,690.1
Total liabilities and shareowners’ equity	$4,313.6	$4,198.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Cash flows from operating activities
Net loss	$(94.6)	$(5.0)	$(81.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	381.1	30.2	194.9
Loss on impairment of long-lived assets	2.7	—	—
Loss on extinguishment of debt	—	—	10.7
Provision for loss on receivables	5.8	0.9	2.1
Unrealized gain on interest rate swaps	(14.8)	—	—
Noncash portion of interest expense (income)	4.0	(0.3)	4.0
Deferred income taxes	(33.5)	(1.1)	(21.1)
Pension and other postretirement payments in excess of expense	(12.3)	(1.9)	(0.2)
Stock-based compensation	—	—	4.3
Other, net	(1.4)	(0.3)	(5.2)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	48.6	(20.3)	51.1
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(24.0)	(3.2)	(29.4)
Increase (decrease) in accounts payable	10.0	(51.7)	49.1
(Decrease) increase in accrued and other current liabilities	(23.9)	(37.5)	2.8
(Increase) decrease in other noncurrent assets	(9.1)	(2.1)	2.1
(Decrease) increase in other noncurrent liabilities	(3.6)	29.9	8.8
Net cash provided by (used in) operating activities	235.0	(62.4)	192.7
Cash flows from investing activities
Capital expenditures	(341.6)	(35.4)	(165.2)
Acquisition of business, net of cash acquired	(65.5)	(1,620.7)	—
Acquisition of Paniolo fiber assets	—	(1.3)	(50.5)
Proceeds from sale of assets	2.3	—	9.1
Other, net	0.1	—	(0.1)
Net cash used in investing activities	(404.7)	(1,657.4)	(206.7)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	—	1,716.1	—
Proceeds from issuance of long-term debt	—	150.0	23.0
Net increase (decrease) in corporate credit and receivables facilities with initial maturities less than 90 days	190.1	(108.7)	9.0
Repayment of debt	(15.5)	(1.4)	(13.4)
Debt issuance costs	(0.7)	(42.0)	(0.8)
Dividends paid on preferred stock	—	—	(7.8)
Other, net	—	—	(2.0)
Net cash provided by financing activities	173.9	1,714.0	8.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4.1	(5.8)	(6.0)
Cash, cash equivalents and restricted cash at beginning of period	6.1	11.2	17.2
Cash, cash equivalents and restricted cash at end of period	$10.2	$5.4	$11.2
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$8.1	$3.8	$3.8
Acquisition of property on account	$78.2	$46.3	$54.9

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

The Company had receivables with one customer, Verizon Communications Inc. (“Verizon”), which made up 26% of the outstanding accounts receivable balance at December 31, 2021. No customers exceeded 10% of outstanding accounts receivable at September 30, 2022. Revenue derived from foreign operations was approximately 7% of consolidated revenue for the three and nine months ended September 30, 2022. Revenue derived from foreign operations was approximately 6% of consolidated revenue for the Successor period and each of the Predecessor periods included within the three and nine months ended September 30, 2021.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash consists of funds held in an escrow account related to a cost method investment and funds invested by Agile IWG Holdings, LLC (“Agile”) in a new entity that is expected to commence operations in the fourth quarter of 2022. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$7.5	$5.6
Restricted cash included in Other noncurrent assets	2.7	0.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$10.2	$6.1

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

 Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. In the three months ended September 30, 2022, the Company recorded a loss on impairment of long-lived assets of $2.7 million related to the impairment of leasehold improvements at the Company’s headquarters. In addition, amortization of the remaining leasehold improvements at the Company’s headquarters will be accelerated to reflect the update to management’s estimate of the remaining useful life.

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

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various fair value estimates and analyses, including work performed by third-party valuation specialists. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is complete at September 30, 2022.

The purchase price for Cincinnati Bell Inc. consisted of the following:

(dollars in millions)
Cash consideration for Cincinnati Bell Inc. common stock	$807.3
Cash consideration for preferred stock	155.2
Cash consideration for debt repayment	658.2
Total purchase price	$1,620.7

Based on fair value estimates, the purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Cincinnati Bell Inc.
Assets acquired
Cash	$11.2
Receivables	318.5
Inventory, materials and supplies	56.4
Prepaid expenses	5.6
Other current assets	40.5
Property, plant and equipment	1,950.8
Operating lease right-of-use assets	42.3
Goodwill	651.0
Intangible assets	969.6
Deferred tax assets	6.9
Other noncurrent assets	20.2
Total assets acquired	4,073.0
Liabilities assumed
Current portion of long-term debt	11.8
Accounts payable	381.1
Unearned revenue and customer deposits	51.2
Accrued taxes	24.6
Accrued interest	19.4
Accrued payroll and benefits	49.3
Other current liabilities	75.0
Long-term debt, less current portion	1,378.0
Operating lease liabilities	38.6
Pension and postretirement benefit obligations	151.6
Pole license agreement obligation	46.7
Deferred income tax liability	153.6
Other noncurrent liabilities	71.4
Total liabilities assumed	2,452.3
Net assets acquired	$1,620.7

Measurement period adjustments recorded in the second quarter of 2022 were immaterial in nature and impacted “Property, plant and equipment,” “Goodwill,” and “Deferred income tax liability”. In the third quarter, an adjustment was recorded to reflect the Merger’s impact on state and local tax apportionment which resulted in an increase to “Deferred income tax liability” and to “Goodwill” of $4.3 million. Measurement period adjustments were applied retrospectively to the Merger Date.

In connection with this acquisition, the Company recorded goodwill attributable to increased access to a diversified customer base, acquired workforce in the United States, Canada, United Kingdom and India with industry expertise and expected synergies. The goodwill related to this acquisition is not deductible for tax purposes. The Company recorded definite-lived intangible assets related to the customer relationships, trade names and technology and an indefinite-lived intangible asset related to FCC licenses. The fair value of the most significant identified intangible assets, customer relationships and trade names, were valued using the multi-period excess earnings method and relief from royalty method, under the income approach. The Company applied judgment which involved the use of significant assumptions with respect to revenue growth rates, customer attrition rate, discount rate and terminal growth rate in relation to the customer relationships and royalty rates and discount rate in relation to the trade names. The fair values of the identifiable intangible assets acquired on the Merger Date were as follows:

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets. As of September 30, 2022, $0.5 million and $21.9 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets. As of December 31, 2021, $0.5 million and $22.3 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Condensed Consolidated Balance Sheets.

Acquisition of Agile IWG Holdings, LLC

On May 2, 2022 (“Agile Acquisition Date”), the Company acquired Agile, based in Canton, Ohio for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The cash portion of the purchase price was funded through borrowings under the Receivables Facility and the Revolving Credit Facility (see Note 5).

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the Agile Acquisition Date. The allocation disclosed below is considered preliminary in nature due to the ongoing work by management, with the assistance of third party experts, to refine the fair value estimates. The Company considers the allocation and fair value estimates of property, plant and equipment, ROU Assets and Liabilities, Intangible Assets and Goodwill to be preliminary in nature as of September 30, 2022. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Agile Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of Agile will be applied retrospectively to the Agile Acquisition Date.

The Company incurred $1.9 million in acquisition expenses related to the Agile acquisition, of which $0.3 million and $1.9 million was recorded in the three and nine months ended September 30, 2022, respectively. No expenses related to the Agile acquisition were recorded in the Predecessor period in 2021 or the Successor period in 2021. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

Based on fair value estimates, the purchase price has been allocated on a preliminary basis to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Agile
Assets acquired
Receivables and other current assets	$1.5
Property, plant and equipment	10.2
Operating lease right-of-use assets	27.8
Intangible assets	19.4
Goodwill	35.3
Total assets acquired	94.2
Liabilities assumed
Accrued expenses and other current liabilities	2.5
Operating lease liabilities	25.7
Other noncurrent liabilities	0.5
Total liabilities assumed	28.7
Net assets acquired	$65.5

In connection with this acquisition, the Company recorded goodwill attributable to a diversified customer base and acquired workforce with industry expertise. The Company is continuing to evaluate the amount of goodwill that is expected to be deductible for income tax purposes.

During the third quarter of 2022, the Company recorded measurement period adjustments for Agile to reflect refinements in fair value estimates in addition to a working capital adjustment of $0.4 million that increased the purchase price to $65.5 million. Most significant adjustments recorded were related to the acquired operating leases included in Operating right-of-use assets” and Operating lease liabilities,” deferred tax liabilities included in “Other noncurrent liabilities” and “Intangible assets.” The offset to these adjustments were recorded as a net decrease to “Goodwill.”

Based on fair value estimates, the identifiable intangible assets acquired are as follows:

(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$16.0	15 years
Trade names	2.3	10 years
Technology	1.1	7 years
Total identifiable intangible assets	$19.4

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

As of September 30, 2022, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $183.5 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Three months ended December 31, 2022	$3.7
2023	15.2
2024	16.9
2025	16.9
2026	17.0
Thereafter	113.8

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

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Voice, Video and Data product offerings in the Network segment in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Cloud and Communications services in the IT Services and Hardware segment that require us to incur installation and provisioning expenses. The asset recognized for Cloud and Communication services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

The Company recognizes an asset for the incremental costs of acquiring a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs related to Voice, Video, Data and certain Cloud and Communications services meet the requirements to be capitalized. The contract asset established for the costs of acquiring a contract is recorded to “Other noncurrent assets.” Sales incentives are amortized ratably over the period that services are delivered using either an average churn rate or average contract term, both representative of the expected period of benefit of the asset capitalized. Customer churn rates and average contract term assumptions are reviewed on an annual basis. The related amortization expense is recorded to “Selling, general and administrative.”

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2021	$0.7	$0.7	$1.4	$3.3	$0.3	$3.6	$4.0	$1.0	$5.0
Additions	0.5	0.5	1.0	2.6	0.7	3.3	3.1	1.2	4.3
Amortization	(0.1)	(0.1)	(0.2)	(0.4)	(0.1)	(0.5)	(0.5)	(0.2)	(0.7)
Balance as of March 31, 2022	1.1	1.1	2.2	5.5	0.9	6.4	6.6	2.0	8.6
Additions	0.6	0.9	1.5	2.4	0.3	2.7	3.0	1.2	4.2
Amortization	(0.1)	(0.1)	(0.2)	(0.4)	(0.4)	(0.8)	(0.5)	(0.5)	(1.0)
Balance as of June 30, 2022	1.6	1.9	3.5	7.5	0.8	8.3	9.1	2.7	11.8
Additions	0.6	0.7	1.3	3.2	0.3	3.5	3.8	1.0	4.8
Amortization	(0.1)	(0.2)	(0.3)	(0.8)	(0.2)	(1.0)	(0.9)	(0.4)	(1.3)
Balance as of September 30, 2022	$2.1	$2.4	$4.5	$9.9	$0.9	$10.8	$12.0	$3.3	$15.3

The Company recognizes a liability for cash received up-front for IRU contracts. At September 30, 2022 and December 31, 2021, $2.8 million and $2.2 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2022 and December 31, 2021, $55.3 million and $57.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Data	$132.8	$31.6	$91.7	$388.4	$31.6	$334.6
Video	47.8	12.2	35.3	144.8	12.2	131.8
Voice	58.2	15.8	46.8	175.2	15.8	177.3
Other	12.3	2.1	6.6	33.2	2.1	20.5
Total Network	251.1	61.7	180.4	741.6	61.7	664.2
Consulting	86.9	21.6	56.5	253.8	21.6	193.6
Cloud	25.1	6.6	18.7	74.8	6.6	66.4
Communications	56.1	14.2	40.1	165.3	14.2	149.1
Infrastructure Solutions	49.7	9.6	23.4	121.7	9.6	83.3
Total IT Services and Hardware	217.8	52.0	138.7	615.6	52.0	492.4
Intersegment revenue	(6.8)	(2.3)	(4.5)	(19.8)	(2.3)	(17.9)
Total revenue	$462.1	$111.4	$314.6	$1,337.4	$111.4	$1,138.7

The following table presents revenues disaggregated by contract type:

	Successor
	Three Months Ended September 30, 2022
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$6.9	$44.8	$—	$51.7
Products and Services transferred over time	239.4	171.0	—	410.4
Intersegment revenue	4.8	2.0	(6.8)	—
Total revenue	$251.1	$217.8	$(6.8)	$462.1

	Successor
	September 8, 2021 to September 30, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$2.1	$11.1	$—	$13.2
Products and Services transferred over time	58.0	40.2	—	98.2
Intersegment revenue	1.6	0.7	(2.3)	—
Total revenue	$61.7	$52.0	$(2.3)	$111.4

	Predecessor
	July 1, 2021 to September 7, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$4.1	$25.1	$—	$29.2
Products and Services transferred over time	172.9	112.5	—	285.4
Intersegment revenue	3.4	1.1	(4.5)	—
Total revenue	$180.4	$138.7	$(4.5)	$314.6

	Successor
	Nine Months Ended September 30, 2022
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$20.4	$121.4	$—	$141.8
Products and Services transferred over time	706.7	488.9	—	1,195.6
Intersegment revenue	14.5	5.3	(19.8)	—
Total revenue	$741.6	$615.6	$(19.8)	$1,337.4

	Successor
	September 8, 2021 to September 30, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$2.1	$11.1	$—	$13.2
Products and Services transferred over time	58.0	40.2	—	98.2
Intersegment revenue	1.6	0.7	(2.3)	—
Total revenue	$61.7	$52.0	$(2.3)	$111.4

	Predecessor
	January 1, 2021 to September 7, 2021
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$15.8	$90.1	$—	$105.9
Products and Services transferred over time	635.3	397.5	—	1,032.8
Intersegment revenue	13.1	4.8	(17.9)	—
Total revenue	$664.2	$492.4	$(17.9)	$1,138.7

4.    Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2021	$157.4	$488.9	$646.3
Activity during the year:
Adjustments to prior year Merger	2.5	2.2	4.7
Acquisition of Agile	—	35.3	35.3
Adjustments to postretirement and other benefit obligations (Note 8)	19.6	15.4	35.0
Currency translations	(2.3)	—	(2.3)
Goodwill, balance as of September 30, 2022	$177.2	$541.8	$719.0

As mentioned in Note 2, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit is complete at September 30, 2022. In addition, goodwill in the Network segment increased by $35.3 million due to the acquisition of Agile. See Note 2 for further information related to the Agile acquisition.

No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2022, the Successor period in 2021 and the Predecessor periods included within the three and nine months ended September 30, 2021.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$861.4	$(114.2)	$747.2	$850.0	$(36.2)	$813.8
Trade names	109.3	(16.9)	92.4	108.0	(5.0)	103.0
Technology	6.1	(0.8)	5.3	5.0	(0.2)	4.8
Total	976.8	(131.9)	844.9	963.0	(41.4)	921.6
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.9	—	6.9	6.7	—	6.7
Total intangible assets	$983.7	$(131.9)	$851.8	$969.7	$(41.4)	$928.3

In connection with the Merger, the company recorded $963.0 million of finite-lived intangible assets and $6.6 million of indefinite-lived intangible assets representing the fair values at the Merger Date. As a result of the acquisition of Agile, the Company recorded $19.4 million of finite-lived intangible assets representing the preliminary fair value at the Agile Acquisition date. See Note 2 for additional information regarding the Merger and acquisition of Agile. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $31.2 million and $91.2 million for the three and nine months ended September 30, 2022, respectively. Amortization expense for finite-lived intangible assets was $8.4 million in the Successor period in 2021. In the Predecessor periods included within the three and nine months ended September 30, 2021, amortization expense for finite-lived intangible assets was $2.7 million and $9.9 million, respectively. In addition to amortization expense, the changes in finite-lived intangible assets from December 31, 2021 to September 30, 2022 are due to foreign currency translation. No impairment losses were recognized on intangible assets for the three and nine months ended September 30, 2022, the Successor period in 2021 and the Predecessor periods included within the three and nine months ended September 30, 2021.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2022	$30.6
2023	115.1
2024	105.8
2025	93.6
2026	86.2
Thereafter	413.6
Total	$844.9

5.    Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2022	December 31, 2021
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
7 1/4% Senior Notes due 2023 (1)	23.1	—
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.3	0.5
Finance lease liabilities	9.3	7.2
Current portion of long-term debt	44.7	19.7
Long-term debt, less current portion:
Receivables Facility	178.4	153.6
Credit Agreement - Revolving Credit Facility	164.0	—
Credit Agreement - Term B-1 Loans	491.3	495.0
Credit Agreement - Term B-2 Loans	638.6	643.5
7 1/4% Senior Notes due 2023 (1)	—	24.0
Various Cincinnati Bell Telephone notes (1)	96.6	97.5
Paniolo Fiber Assets Financing Arrangement	21.9	22.3
Other financing arrangements	—	0.4
Finance lease liabilities	42.0	42.3
	1,632.8	1,478.6
Net unamortized discount	(4.5)	(4.9)
Unamortized note issuance costs	(40.1)	(44.8)
Long-term debt, less current portion	1,588.2	1,428.9
Total debt	$1,632.9	$1,448.6
(1)

As of September 30, 2022, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $0.8 million and $8.7 million, respectively. As of December 31, 2021, the net carrying amounts of the 7 ¼% Senior Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.7 million and $9.6 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $164.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $236.0 million available for borrowings as of September 30, 2022. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of September 30, 2022, the Company had $178.4 million in borrowings and $21.0 million of letters of credit outstanding under the accounts receivable securitization facility ("Receivables Facility”), leaving $14.6 million remaining availability on the total borrowing capacity of $214.0 million. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Receivables Facility is subject to renewal in June 2023 and has a termination date in June 2024. In the second quarter of 2022, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions including the replacement of LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

Under the Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2022, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $46.3 million.

6.    Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating lease assets, net of amortization	Operating lease right-of-use assets	$75.1	$44.3
Finance lease assets, net of amortization	Property, plant and equipment, net	13.9	10.7
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	12.9	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	67.8	40.2
Total operating lease liabilities		80.7	49.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	9.3	7.2
Noncurrent finance lease liabilities	Long-term debt, less current portion	42.0	42.3
Total finance lease liabilities		$51.3	$49.5

.

Supplemental cash flow information related to leases is as follows:

	Successor	Successor	Predecessor
(dollars in millions)	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.5	$0.3	$2.9
Operating cash flows from operating leases	$9.0	$0.8	$7.2
Financing cash flows from finance leases	$6.4	$1.2	$9.9
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$11.6	$—	$11.5
New finance leases	$8.1	$—	$3.8

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

The Company does not apply hedge accounting to the interest rate swaps and interest rate caps and records all mark-to-market adjustments directly to “Other (income) expense, net” in the Condensed Consolidated Statements of Operations. The fair values of the interest rate swaps and interest rate caps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

As of September 30, 2022, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2022	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$5.0	$—	$5.0	$—
Interest Rate Swap	Other noncurrent assets	$8.3	$—	$8.3	$—
Interest Rate Cap	Other current assets	$1.5	$—	$1.5	$—
Interest Rate Cap	Other noncurrent assets	$0.2	$—	$0.2	$—
Liabilities:
Interest Rate Cap	Other noncurrent liabilities	$0.2	$—	$0.2	$—

The following table summarizes the location of gains in the Condensed Consolidated Statements of Operations that were recognized during the three and nine months ended September 30, 2022, in addition to the derivative contract type:

(dollars in millions)	Statement of Operations Location	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Interest Rate Swap	Other (income) expense, net	$(13.8)	$(11.9)
Interest Rate Cap	Other (income) expense, net	$(10.9)	$(0.6)

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

The amount of gains recognized in Accumulated Other Comprehensive Income ("AOCI") (effective portion) net of reclassifications into earnings is as follows:

	Successor	Predecessor	Successor	Predecessor
(dollars in millions)	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Interest Rate Swap	$-	$-	$-	$5.3

The amount of losses reclassified from AOCI into earnings is as follows:

		Successor	Predecessor	Successor	Predecessor
(dollars in millions)	Statement of Operations Location	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Interest Rate Swap	Other income (expense), net	$-	$(20.1)	$-	$(20.1)
Interest Rate Swap	Interest expense	$-	$(0.8)	$-	$(5.4)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2022 and December 31, 2021, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2022		December 31, 2021
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,621.4	$1,559.9	$1,443.0	$1,443.0
Other financing arrangements	51.3	44.0	53.1	51.7

*Excludes finance leases, other financing arrangements and note issuance costs.

In connection with the Merger, the carrying values of the Company’s long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2022 and December 31, 2021, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2022, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8.    Pension and Postretirement Plans

As of September 30, 2022, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In the three and nine months ended September 30, 2022, Hawaiian Telcom’s pension plans made lump sum payments of $1.4 million and $6.8 million, respectively, resulting in a reduction of the benefit obligation of $6.8 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the nine months ended September 30, 2022. In the periods July 1, 2021 to September 7, 2021 and January 1, 2021 to September 7, 2021, the Hawaii defined benefit plan for union employees made lump sum payments of $0.8 million and $7.4 million, respectively, resulting in a reduction of the benefit obligation of $7.4 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the period January 1, 2021 to September 7, 2021.

In the third quarter of 2022, the Company identified a correction related to the Hawaiian Telcom postretirement health and life insurance plans liability. The adjustment resulted in an increase to the “Postretirement and Other Benefits liability” of $45.9 million, an increase to “Goodwill” of $35.0 million and reduction to “Deferred income tax liabilities” of $10.9 million on the Condensed Consolidated Balance Sheets. The impact of the correction is immaterial to current and prior period financial statements.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the nine months ended September 30, 2022 and 2021.

Pension and postretirement (benefits) costs are as follows:

	Pension Benefits			Postretirement and Other Benefits
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021
Service cost	$—	$—	$—	$0.4	$—	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	4.2	0.9	2.7	1.7	0.1	0.5
Expected return on plan assets	(6.6)	(2.1)	(5.2)	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	—	(0.4)
Actuarial loss	—	—	4.5	—	—	—
Pension / postretirement (benefit) cost	$(2.4)	$(1.2)	$2.0	$2.1	$0.1	$0.2

	Pension Benefits			Postretirement and Other Benefits
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(dollars in millions)	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Service cost	$—	$—	$—	$0.6	$—	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	11.9	0.9	10.2	3.1	0.1	1.8
Expected return on plan assets	(20.9)	(2.1)	(19.9)	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	—	(1.7)
Actuarial loss	—	—	16.0	—	—	—
Pension / postretirement (benefit) cost	$(9.0)	$(1.2)	$6.3	$3.7	$0.1	$0.4

Amortizations of prior service benefit and actuarial loss in the Predecessor periods represent reclassifications from accumulated other comprehensive income.

For the nine months ended September 30, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $1.6 million. Contributions to the qualified and non-qualified pension plans in the Predecessor period in 2021 were $0.9 million and $1.8 million, respectively. In the Successor period in 2021, there were no contributions to the qualified pension plans and contributions to the non-qualified pension plans were $0.2 million. Based on current assumptions, no contributions are expected to be made to the qualified pension plans in 2022. Contributions to the non-qualified pension plans in 2022 are expected to be approximately $3 million.

For the nine months ended September 30, 2022, contributions to our postretirement plans were $5.3 million. For the Predecessor and Successor periods in 2021, contributions to our postretirement plans were $4.3 million and $0.5 million, respectively. Management expects to make total cash payments of approximately $8.0 million related to its postretirement health plans in 2022.

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of both September 30, 2022 and December 31, 2021, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of June 30, 2022	$1.3		$—		$(2.7)	$(1.4)
Remeasurement of benefit obligations	(0.8)		—		—	(0.8)
Foreign currency loss	—		—		(5.9)	(5.9)
Balance as of September 30, 2022	$0.5		$—		$(8.6)	$(8.1)
Successor
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Foreign currency loss	—		—		(1.2)	(1.2)
Balance as of September 30, 2021	$—		$—		$(1.2)	$(1.2)

Predecessor
Balance as of June 30, 2021	$(124.9)		$(15.7)		$1.4	$(139.2)
Reclassifications, net	2.8	(a)	16.2	(b)	—	19.0
Unrealized loss on cash flow hedges arising during the period, net	—		(0.6)	(c)	—	(0.6)
Foreign currency loss	—		—		(1.4)	(1.4)
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2021	$2.6		$—		$(1.4)	$1.2
Remeasurement of benefit obligations	(2.1)		—		—	(2.1)
Foreign currency loss	—		—		(7.2)	(7.2)
Balance as of September 30, 2022	$0.5		$—		$(8.6)	$(8.1)
Successor
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Foreign currency loss	—		—		(1.2)	(1.2)
Balance as of September 30, 2021	$—		$—		$(1.2)	$(1.2)

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	10.7	(a)	19.7	(b)	—	30.4
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.2	1.2
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

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

(b)	These reclassifications are reported within "Interest expense" and “Other (income) expense, net” on the Condensed Consolidated Statements of Operations when the hedged transactions impact earnings.

(c)	The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax.

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

Selected financial data for the Company’s business segment information is as follows:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
(dollars in millions)	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021
Revenue
Network	$251.1	$61.7	$180.4	$741.6	$61.7	$664.2
IT Services and Hardware	217.8	52.0	138.7	615.6	52.0	492.4
Intersegment	(6.8)	(2.3)	(4.5)	(19.8)	(2.3)	(17.9)
Total revenue	$462.1	$111.4	$314.6	$1,337.4	$111.4	$1,138.7
Intersegment revenue
Network	$4.8	$1.6	$3.4	$14.5	$1.6	$13.1
IT Services and Hardware	2.0	0.7	1.1	5.3	0.7	4.8
Total intersegment revenue	$6.8	$2.3	$4.5	$19.8	$2.3	$17.9
Operating (loss) income
Network	$(27.2)	$(2.3)	$18.9	$(49.2)	$(2.3)	$78.3
IT Services and Hardware	(0.7)	1.7	9.0	(10.7)	1.7	25.2
Corporate	(8.8)	(0.8)	(63.2)	(24.2)	(0.8)	(75.8)
Total operating (loss) income	$(36.7)	$(1.4)	$(35.3)	$(84.1)	$(1.4)	$27.7
Expenditures for long-lived assets*
Network	$131.7	$33.4	$92.0	$384.3	$33.4	$199.8
IT Services and Hardware	9.3	3.3	4.0	22.7	3.3	15.9
Corporate	0.1	1,620.7	—	0.1	1,620.7	—
Total expenditures for long-lived assets	$141.1	$1,657.4	$96.0	$407.1	$1,657.4	$215.7
Depreciation and amortization
Network	$104.7	$24.3	$44.5	$301.5	$24.3	$166.9
IT Services and Hardware	26.8	5.8	7.6	79.4	5.8	27.9
Corporate	—	0.1	—	0.2	0.1	0.1
Total depreciation and amortization	$131.5	$30.2	$52.1	$381.1	$30.2	$194.9

*Includes cost of acquisitions

(dollars in millions)	September 30, 2022	December 31, 2021
Assets
Network	$3,153.7	$2,949.2
IT Services and Hardware	800.6	842.0
Corporate and eliminations	359.3	407.6
Total assets	$4,313.6	$4,198.8

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022, January 1, 2021 through September 7, 2021, July 1, 2021 through September 7, 2021 and September 8, 2021 through September 30, 2021. References in this Quarterly Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Results for interim periods may not be indicative of results for the full year or any other interim period.

Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2021 through September 7, 2021 and the period from September 8, 2021 through September 30, 2021 separately, management views the Company’s operating results for the nine months ended September 30, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods.

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

altafiber Brand

In March 2022, the Company announced that we will begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our IT Services business, which is branded as CBTS, or our Hawaiian Telcom business.

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

Consolidated revenue totaling $462.1 million and $1,337.4 million for the three and nine months ended September 30, 2022 increased $36.1 million and $87.3 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to strategic revenue growth in both segments offsetting declines in Legacy revenue. For the three and nine months ended September 30, 2022, Fioptics revenue increased $14.4 million and $37.8 million, respectively, compared to the comparable combined Predecessor and Successor periods in the prior year as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $10.5 million and $32.0 million, respectively, compared to the comparable combined Predecessor and Successor periods in 2021. IT Services and Hardware revenue growth was impacted most significantly in the Consulting practice and the Infrastructure Solutions practice. For the three and nine months ended September 30, 2022, Consulting revenue increased 11% and 18%, respectively, and Infrastructure Solutions revenue increased 51% and 31%, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021.

Operating loss for the three and nine months ended September 30, 2022 was $36.7 million and $84.1 million, respectively, compared to operating loss of $36.7 million for the combined Predecessor and Successor periods included within the three months ended September 30, 2021 and operating income of $26.3 million for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021. Revenue growth in both segments was more than offset due most significantly to higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments recorded as of the Merger Date in addition to increases in cost of services and products and SG&A expenses to support revenue growth. These increases were partially offset by the decrease in transaction and integration costs in the three and nine months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021.

Interest expense decreased $5.3 million and $36.3 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the termination of interest rate swaps in the Predecessor period included within the three months ended September 30, 2021. These decreases were partially offset by interest expense incurred related to the $350 million incremental increase to the Term B-1 Loans and issuance of the Term B-2 Loans in the fourth quarter of 2021.

Other components of pension and postretirement benefit plans expense decreased for the three and nine months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year due to remeasuring the pension and postretirement projected benefit obligations, actuarial gains (losses) and prior service costs (benefits) as of the Merger Date as well as favorable asset returns in 2021 also favorably impacting the annual remeasurement performed in December and the Merger Date remeasurement.

Loss on extinguishment of debt recorded in the Predecessor period included within the nine months ended September 30, 2021 is due to the termination of the Company’s former Corporate Credit Agreement in connection with the Merger.

Other (income) expense, net totaled income of $25.7 million and $14.3 million for the three and nine months ended September 30, 2022, respectively, primarily due to recording gains associated with the Company’s interest rate swap agreements and interest rate cap agreements in the three and nine months ended September 30, 2022 of $24.7 million and $12.5 million, respectively. Other (income) expense, net totaled expense of $19.4 million for each of the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to recording a loss on termination of interest rate swaps of $20.1 million in the Predecessor period included within the three months ended September 30, 2021.

Loss before income taxes totaled $34.6 million for the three months ended September 30, 2022 resulting in a decrease in the loss of $62.8 million compared to the combined Predecessor and Successor periods included within the three months ended September 30, 2021 primarily due to recording gains on interest rate swaps and interest rate caps in the three months ended September 30, 2022 and recording loss on extinguishment of debt and loss on termination of interest rate swaps in the Predecessor period included within the three months ended September 30, 2021.

Loss before income taxes totaled $123.1 million for the nine months ended September 30, 2022 resulting in an increase in the loss of $18.5 million compared to the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 as the decrease in operating income more than offset similar trends that impacted the three months ended September 30, 2022 in addition to lower interest expense and lower pension and postretirement benefit plans expense.

The income tax provisions for the three and nine months ended September 30, 2022 were benefits of $8.0 million and $28.5 million, respectively, which were slightly higher than the periods’ income at the statutory rate, due primarily to state tax benefit. The income tax provisions for the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 were benefits of $18.7 million and $18.3 million, respectively. The income tax benefit recorded in the three months ended September 30, 2022 was lower than the benefit recorded in the combined Predecessor and Successor periods included within the three months ended September 30, 2021 due to lower losses before taxes in the current period. The income tax benefit recorded in the nine months ended September 30, 2022 was higher than the benefit recorded in the comparable combined Predecessor and Success periods in the prior year due to higher losses before taxes in the current period.

Impact of COVID-19 on Our Business - Update

Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects of the COVID-19 pandemic most significantly due to increased bad debt expense and reduced revenue in certain of our revenue streams. Subsequent to the first quarter of 2021, bad debt expense has returned to pre-pandemic levels and strategic revenue trends are normalized and improving. Starting in 2021, we began to experience logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products. Logistics challenges continue to impact operations in the nine months ended September 30, 2022. Additionally, access to skilled employees and contractors may create delays or increased costs in the planned build-out of the fiber network in both geographies.

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

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. The Company is able to deliver speeds of up to 30 megabits or more to more than 85% of Greater Cincinnati and up to 20 megabits or more to approximately 65% of Hawaii's total addressable market.

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

	Successor	Successor	Predecessor	Non-GAAP Combined	Successor	Successor	Predecessor	Non-GAAP Combined
(dollars in millions)	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021
Revenue:
Data	$132.8	$31.6	$91.7	$123.3	$388.4	$31.6	$334.6	$366.2
Video	47.8	12.2	35.3	47.5	144.8	12.2	131.8	144.0
Voice	58.2	15.8	46.8	62.6	175.2	15.8	177.3	193.1
Other	12.3	2.1	6.6	8.7	33.2	2.1	20.5	22.6
Total Revenue	251.1	61.7	180.4	242.1	741.6	61.7	664.2	725.9
Operating costs and expenses:
Cost of services and products	115.4	28.1	83.1	111.2	334.5	28.1	301.2	329.3
Selling, general and administrative	55.5	11.6	33.9	45.5	152.1	11.6	118.3	129.9
Depreciation and amortization	104.7	24.3	44.5	68.8	301.5	24.3	166.9	191.2
Loss on impairment of long-lived assets	2.7	—	—	—	2.7	—	—	—
Restructuring and severance charges	—	—	—	—	—	—	(0.5)	(0.5)
Total operating costs and expenses	278.3	64.0	161.5	225.5	790.8	64.0	585.9	649.9
Operating (loss) income	$(27.2)	$(2.3)	$18.9	$16.6	$(49.2)	$(2.3)	$78.3	$76.0
Operating margin	(10.8)%	(3.7)%	10.5%	6.9%	(6.6)%	(3.7)%	11.8%	10.5%
Capital expenditures	$131.3	$32.1	$41.5	$73.6	$318.8	$32.1	$149.3	$181.4

Network, continued

Metrics information (in thousands):	September 30, 2022	September 30, 2021	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	287.4	255.4	32.0	13%
Internet FTTN*	14.2	23.2	(9.0)	(39)%
Total Fioptics Internet	301.6	278.6	23.0	8%
Video
Video FTTP*	110.7	106.5	4.2	4%
Video FTTN*	12.0	18.3	(6.3)	(34)%
Total Fioptics Video	122.7	124.8	(2.1)	(2)%
Voice
Fioptics Voice Lines	100.9	102.0	(1.1)	(1)%
Fioptics Units Passed
Units passed FTTP*	626.5	515.6	110.9	22%
Units passed FTTN*	90.9	131.9	(41.0)	(31)%
Total Fioptics units passed	717.4	647.5	69.9	11%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	8,234	7,027	1,207	17%
Legacy
Data
DSL	41.9	55.0	(13.1)	(24)%
Voice
Legacy Voice Lines	140.4	160.5	(20.1)	(13)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)

Network, continued

Metrics information (in thousands):	September 30, 2022	September 30, 2021	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	68.5	64.4	4.1	6%
Internet FTTN*	7.6	9.1	(1.5)	(16)%
Total Fioptics Internet	76.1	73.5	2.6	4%
Video
Video FTTP*	28.2	29.7	(1.5)	(5)%
Video FTTN*	7.5	8.4	(0.9)	(11)%
Total Fioptics Video	35.7	38.1	(2.4)	(6)%
Voice
Fioptics Voice Lines	28.8	28.5	0.3	1%
Fioptics Units Passed **
Units passed FTTP*	254.3	203.2	51.1	25%
Units passed FTTN*	60.8	66.8	(6.0)	(9)%
Total Fioptics units passed	315.1	270.0	45.1	17%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,211	4,225	(14)	0%
Legacy
Data
DSL	26.2	31.5	(5.3)	(17)%
Voice
Legacy Voice Lines	126.0	140.8	(14.8)	(11)%

*	Fiber-to-the-Premise (FTTP), Fiber-to-the-Node (FTTN)
**	Includes units passed for both consumer and business on Oahu and neighboring islands.

Network, continued

Revenue

	Successor			Successor			Predecessor			Non-GAAP Combined
	Three Months Ended September 30, 2022			September 8, 2021 to September 30, 2021			July 1, 2021 to September 7, 2021			Three Months Ended September 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$55.4	$13.0	$68.4	$12.5	$2.7	$15.2	$35.7	$7.7	$43.4	$48.2	$10.4	$58.6
Video	39.0	8.8	47.8	9.9	2.3	12.2	28.7	6.6	35.3	38.6	8.9	47.5
Voice	8.8	2.8	11.6	2.1	0.7	2.8	6.5	2.1	8.6	8.6	2.8	11.4
Other	6.4	—	6.4	0.2	—	0.2	2.1	—	2.1	2.3	—	2.3
	109.6	24.6	134.2	24.7	5.7	30.4	73.0	16.4	89.4	97.7	22.1	119.8
Enterprise Fiber
Data	24.9	12.3	37.2	5.5	2.9	8.4	15.6	8.1	23.7	21.1	11.0	32.1
Legacy
Data	17.7	9.5	27.2	5.1	2.9	8.0	15.3	9.3	24.6	20.4	12.2	32.6
Voice	22.7	23.9	46.6	6.5	6.5	13.0	19.0	19.2	38.2	25.5	25.7	51.2
Other	3.1	2.8	5.9	1.0	0.9	1.9	2.1	2.4	4.5	3.1	3.3	6.4
	43.5	36.2	79.7	12.6	10.3	22.9	36.4	30.9	67.3	49.0	41.2	90.2
Total Network revenue	$178.0	$73.1	$251.1	$42.8	$18.9	$61.7	$125.0	$55.4	$180.4	$167.8	$74.3	$242.1

	Successor			Successor			Predecessor			Non-GAAP Combined
	Nine Months Ended September 30, 2022			September 8, 2021 to September 30, 2021			January 1, 2021 to September 7, 2021			Nine Months Ended September 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$160.0	$34.6	$194.6	$12.5	$2.7	$15.2	$127.3	$28.1	$155.4	$139.8	$30.8	$170.6
Video	117.8	27.0	144.8	9.9	2.3	12.2	106.9	24.9	131.8	116.8	27.2	144.0
Voice	25.8	8.5	34.3	2.1	0.7	2.8	23.7	7.9	31.6	25.8	8.6	34.4
Other	15.9	—	15.9	0.2	—	0.2	2.6	—	2.6	2.8	—	2.8
	319.5	70.1	389.6	24.7	5.7	30.4	260.5	60.9	321.4	285.2	66.6	351.8
Enterprise Fiber
Data	69.5	35.9	105.4	5.5	2.9	8.4	57.8	29.3	87.1	63.3	32.2	95.5
Legacy
Data	55.7	32.7	88.4	5.1	2.9	8.0	59.1	33.0	92.1	64.2	35.9	100.1
Voice	68.9	72.0	140.9	6.5	6.5	13.0	72.9	72.8	145.7	79.4	79.3	158.7
Other	9.6	7.7	17.3	1.0	0.9	1.9	9.0	8.9	17.9	10.0	9.8	19.8
	134.2	112.4	246.6	12.6	10.3	22.9	141.0	114.7	255.7	153.6	125.0	278.6
Total Network revenue	$523.2	$218.4	$741.6	$42.8	$18.9	$61.7	$459.3	$204.9	$664.2	$502.1	$223.8	$725.9

Fioptics

Fioptics revenue for the three and nine months ended September 30, 2022 increased $14.4 million and $37.8 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 as the increase in the subscriber base for internet more than offset the decline in video and voice subscribers. The internet subscriber base continues to increase as we focus our attention on growing the internet FTTP subscriber base. In addition, the Average Revenue Per User (“ARPU”) for the three and nine months ended September 30, 2022 increased for internet in Cincinnati by 7% in each period and in Hawaii by 21% and 8%, respectively, compared to the comparable combined Predecessor and Successor periods in 2021 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased in the three and nine months ended September 30, 2022 in Cincinnati by 3% and 4%, respectively, and in Hawaii by 5% and 6%, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 which offset the decline in video subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Other revenue increased for the three and nine months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to revenue associated with fiber build projects in Cincinnati.

Network, continued

Enterprise Fiber

Enterprise Fiber revenue for the three and nine months ended September 30, 2022 increased $5.1 million and $9.9 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021. Increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions more than offset pricing pressures to provide higher speeds at a lower cost. Ethernet Bandwidth increased in Cincinnati by 17% while Ethernet Bandwidth was nearly flat in Hawaii as compared to the prior year. Ethernet Bandwidth was nearly flat in Hawaii compared to the prior year as circuit activations in the nine months ended September 30, 2022 were offset by circuit disconnects. In addition, Agile contributed revenue of $3.2 million and $5.3 million in the three and nine months ended September 30, 2022, respectively.

Legacy

Legacy revenue decreased $10.5 million and $32.0 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to the decline in voice lines and DSL subscribers. Voice lines declined 13% and 11% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers decreased by 24% and 17% in Cincinnati and Hawaii, respectively, as subscribers demand the higher speeds that can be provided by fiber.

Operating Costs and Expenses

Cost of services and products increased $4.2 million for the three months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the three months ended September 30, 2021. Operating and facilities expenses increased $2.0 million due to increased energy costs. Rent expense increased $1.4 million primarily due to expense contributed by Agile in the three months ended September 30, 2022. Operating materials increased $1.2 million primarily as a result of increased purchases associated with the expansion of our fiber network. Increased payroll related costs of $1.2 million are primarily due to additional headcount. Video content costs also increased $0.7 million. These costs were offset by a decrease in operating taxes of $1.6 million for the three months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the three months ended September 30, 2021 primarily due to lower regulatory fees. In addition, costs deferred in accordance with ASC 606 during the Predecessor period were remeasured as of the Merger Date resulting in a decrease to expense of $0.9 million in the three months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year.

Cost of services and products increased $5.2 million for the nine months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the three months ended September 30, 2021 due to increased operating and facilities expenses of $4.9 million, operating materials costs of $3.8 million, rent expense of $2.1 million, contract services costs of $1.6 million, payroll related costs of $1.4 million and video content costs of $0.6 million primarily due to similar trends that impacted the three months ended September 30, 2022. The increase in operating materials purchases was also impacted by a significant wiring project completed in the first quarter of 2022. The increase in contract services costs is due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network. These increases were partially offset by decreased operating taxes of $5.0 million due to lower regulatory fees and ASC 606 related costs of $3.9 million.

Network, continued

SG&A expenses increased $10.0 million and $22.2 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to increases in contract services costs, payroll related costs, advertising, bad debt expense, software development costs and operating materials costs. Contract services costs increased $2.8 million and $7.8 million for the three and nine months ended September 30, 2022, respectively, compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to higher utilization of outside contractors on certain specialized projects and legal expense incurred associated with a legal dispute in Hawaii. For the three and nine months ended September 30, 2022, payroll related costs increased $2.3 million and $4.3 million, respectively, due to additional headcount including headcount associated with the Company’s acquisition of Agile. Advertising expenses increased $2.1 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to increased marketing campaigns, including rebranding the business as altafiber, and promotional events. Bad debt expense increased $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, compared to the comparable combined Predecessor and Successor periods in 2021 primarily due to lower expense incurred in the three and nine months ended September 30, 2021 as a result of focus on collection efforts for aged receivables of customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 pandemic and favorable resolution in the first quarter of 2021 of reserved balances associated with a customer that filed for bankruptcy in a prior period. For the three and nine months ended September 30, 2022, software development costs increased $0.5 million and $1.5 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 primarily due to internal projects. Operating materials costs increased $0.9 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to the comparable combined Predecessor and Successor periods in 2021 primarily due to purchases associated with the Company’s rebranding as altafiber and increased fuel costs.

Depreciation and amortization expense increased $35.9 million and $110.3 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Loss on impairment of long-lived assets recorded in the three months ended September 30, 2022 is related to the impairment of leasehold improvements at the Company’s headquarters.

Restructuring and severance charge reversals recorded in the Predecessor period included within the nine months ended September 30, 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020.

Network, continued

Capital Expenditures

	Successor			Successor			Predecessor			Non-GAAP Combined
	Three Months Ended September 30, 2022			September 8, 2021 to September 30, 2021			July 1, 2021 to September 7, 2021			Three Months Ended September 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$45.1	$12.6	$57.7	$8.2	$2.1	$10.3	$8.6	$5.6	$14.2	$16.8	$7.7	$24.5
Installation	24.5	5.4	29.9	4.7	2.6	7.3	7.3	2.9	10.2	12.0	5.5	17.5
Other	3.9	0.7	4.6	1.0	0.2	1.2	0.8	—	0.8	1.8	0.2	2.0
Total Fioptics	73.5	18.7	92.2	13.9	4.9	18.8	16.7	8.5	25.2	30.6	13.4	44.0
Enterprise Fiber	4.8	6.7	11.5	2.4	1.4	3.8	1.6	2.1	3.7	4.0	3.5	7.5
Other	15.7	11.9	27.6	5.4	4.1	9.5	6.3	6.3	12.6	11.7	10.4	22.1
Total Network capital expenditures	$94.0	$37.3	$131.3	$21.7	$10.4	$32.1	$24.6	$16.9	$41.5	$46.3	$27.3	$73.6

	Successor			Successor			Predecessor			Non-GAAP Combined
	Nine Months Ended September 30, 2022			September 8, 2021 to September 30, 2021			January 1, 2021 to September 7, 2021			Nine Months Ended September 30, 2021
	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$100.6	$32.5	$133.1	$8.2	$2.1	$10.3	$22.3	$16.7	$39.0	$30.5	$18.8	$49.3
Installation	53.0	15.7	68.7	4.7	2.6	7.3	30.6	9.5	40.1	35.3	12.1	47.4
Other	7.6	1.3	8.9	1.0	0.2	1.2	3.3	0.4	3.7	4.3	0.6	4.9
Total Fioptics	161.2	49.5	210.7	13.9	4.9	18.8	56.2	26.6	82.8	70.1	31.5	101.6
Enterprise Fiber	12.0	14.9	26.9	2.4	1.4	3.8	14.5	9.6	24.1	16.9	11.0	27.9
Other	35.0	46.2	81.2	5.4	4.1	9.5	19.4	23.0	42.4	24.8	27.1	51.9
Total Network capital expenditures	$208.2	$110.6	$318.8	$21.7	$10.4	$32.1	$90.1	$59.2	$149.3	$111.8	$69.6	$181.4

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to extend the life of our fiber and copper networks. The Company is focused on expanding our FTTP footprint, and in the third quarter of 2022, we passed an additional 36,500 FTTP sellable addresses in Cincinnati. As of September 30, 2022, the Company is able to deliver its Fioptics services with speeds up to 30 megabits or more to approximately 717,400 residential and commercial addresses, or more than 85% of our operating territory in Cincinnati. Cincinnati construction capital expenditures for the three and nine months ended September 30, 2022 increased $28.3 million and $70.1 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to passing more addresses in 2022 and the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. In the three and nine months ended September 30, 2022, Cincinnati installation capital expenditures increased $12.5 million and $17.7 million, respectively, compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to increased labor and purchases of materials associated with the expansion of our fiber network. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $0.8 million in the three months ended September 30, 2022 compared to the combined Predecessor and Success periods included within the three months ended September 30, 2021 due to capital expenditures contributed by Agile of $0.8 million. Cincinnati Enterprise Fiber capital expenditures decreased $4.9 million in the nine months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to expenditures incurred in the nine months ended September 30, 2021 associated with a scheduled network refresh project. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Network, continued

Hawaii construction capital expenditures for the three and nine months ended September 30, 2022 increased $4.9 million and $13.7 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to building out 15,400 new sellable addresses in the third quarter of 2022, primarily in rural areas and on the neighbor islands, and 35,800 new sellable addresses in the nine months ended September 30, 2022. Hawaii installation capital expenditures increased $3.6 million for the nine months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to increased internet installations on the neighbor islands. Hawaii installation capital expenditures were also impacted by the timing of expenditures for CPE utilized for installations in the three and nine months ended September 30, 2022. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Successor	Successor	Predecessor	Non-GAAP Combined	Successor	Successor	Predecessor	Non-GAAP Combined
(dollars in millions)	Three Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	July 1, 2021 to September 7, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	September 8, 2021 to September 30, 2021	January 1, 2021 to September 7, 2021	Nine Months Ended September 30, 2021
Revenue:
Consulting	$86.9	$21.6	$56.5	$78.1	$253.8	$21.6	$193.6	$215.2
Cloud	25.1	6.6	18.7	25.3	74.8	6.6	66.4	73.0
Communications	56.1	14.2	40.1	54.3	165.3	14.2	149.1	163.3
Infrastructure Solutions	49.7	9.6	23.4	33.0	121.7	9.6	83.3	92.9
Total revenue	217.8	52.0	138.7	190.7	615.6	52.0	492.4	544.4
Operating costs and expenses:
Cost of services and products	149.1	34.6	95.8	130.4	422.3	34.6	335.6	370.2
Selling, general and administrative	42.1	9.9	28.8	38.7	122.8	9.9	104.8	114.7
Depreciation and amortization	26.8	5.8	7.6	13.4	79.4	5.8	27.9	33.7
Restructuring and severance related charges	0.5	—	0.3	0.3	1.8	—	1.7	1.7
Gain on sale of assets, net	—	—	(2.8)	(2.8)	—	—	(2.8)	(2.8)
Total operating costs and expenses	218.5	50.3	129.7	180.0	626.3	50.3	467.2	517.5
Operating loss (income)	$(0.7)	$1.7	$9.0	$10.7	$(10.7)	$1.7	$25.2	$26.9
Operating margin	(0.3)%	3.3%	6.5%	5.6%	(1.7)%	3.3%	5.1%	4.9%
Capital expenditures	$9.3	$3.3	$4.0	$7.3	$22.7	$3.3	$15.9	$19.2

IT Services and Hardware, continued

Metrics information:	September 30, 2022	September 30, 2021	Change	% Change
Consulting
Billable Resources	2,411	2,232	179	8%

Communications
NaaS Locations	11,738	10,407	1,331	13%
SD - WAN Locations	8,555	6,321	2,234	35%
Hosted UCaaS Profiles*	314,698	301,715	12,983	4%
* Includes Hawaii Hosted UCaaS Profiles

IT Services and Hardware, continued

Revenue

IT Services and Hardware segment revenue increased $27.1 million and $71.2 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021. Consulting revenue increased $8.8 million and $38.6 million in the three and nine months ended September 30, 2022, respectively, compared to the comparable combined Predecessor and Successor periods in the prior year due to existing customer projects which continue to bill and grow in 2022. Cloud revenue increased $1.8 million for the nine months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 primarily due to increased revenue from providing ongoing public cloud services to new customers obtained in 2021 that continues to bill and grow in 2022 which was partially offset by a decrease in virtual data center revenue of $1.9 million as a result of a customer’s insourcing initiatives. Communications revenue increased $1.8 million and $2.0 million in the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations. These increases were partially offset by the decline in legacy communications revenue. Infrastructure Solutions revenue increased $16.7 million and $28.8 million for the three and nine months ended September 30, 2022, respectively, compared to the comparable combined Predecessor and Successor periods in the prior year primarily due to revenue associated with professional services projects and the sale of hardware. A decrease in the sale of maintenance services partially offset the increased revenue in the three and nine months ended September 30, 2022.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $18.7 million and $52.1 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 primarily due to increases in payroll related costs and contractor costs, and to a lesser extent, increased software licensing costs. In the three and nine months ended September 30, 2022, payroll related costs increased by $2.7 million and $9.7 million, respectively, and contractor costs increased by $16.6 million and $46.4 million, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to additional headcount to support revenue growth in the segment, most significantly in the Consulting practice. Billable resources increased by 179 persons compared to September 30, 2021 primarily as a result of existing consulting projects that continue to grow in 2022. Higher software licensing costs were incurred to support the revenue growth in the Communications practice. These increases were partially offset by lower regulatory fees and network related costs for the three and nine months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021. The decrease in network related costs is due to Legacy revenue decline in the Communications practice.

SG&A expenses increased $3.4 million for the three months ended September 30, 2022, compared to the combined Predecessor and Successor periods included within the three months ended September 30, 2021 primarily due to increases in payroll related costs and contract services costs in addition to employee contract termination costs of $0.4 million incurred in the third quarter of 2022. Payroll related costs increased $1.3 million primarily due to higher employee commissions. Increased contract services costs of $0.5 million are due to increased contractors used for special projects in addition to higher insurance expenses.

SG&A expenses increased $8.1 million for the nine months ended September 30, 2022 compared to the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 due to increases in payroll related costs, contract services costs, employee contract termination costs, software development costs, employee related costs and bad debt expense. Increased payroll related costs and contract services costs of $2.9 million and $1.7 million, respectively, are due to similar trends that impacted the quarter. Software development costs increased $0.7 million due to internal software projects. Employee related costs increased $0.7 million as travel and entertainment activity continued to be low in the Predecessor period of 2021 as a result of the pandemic. Bad debt expense increased $0.6 million primarily due to lower expense recorded in the second quarter of 2021 as a result of favorable resolution of reserved balances.

Depreciation and amortization expense increased $13.4 million and $45.7 million for the three and nine months ended September 30, 2022, respectively, compared to the combined Predecessor and Successor periods included within the three and nine months ended September 30, 2021 due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Restructuring and severance related charges recorded in the three and nine months ended September 30, 2022 and the Predecessor periods of 2021 are associated with initiatives to reduce and contain costs.

IT Services and Hardware, continued

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the nine months ended September 30, 2022 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $3.7 million for implementation work associated with internal software projects in the nine months ended September 30, 2022.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2022, the Company had an accumulated deficit of $121.8 million and $1,632.9 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $235.0 million of cash flows from operations during the nine months ended September 30, 2022 and $130.3 million of cash flows from operations in the combined Predecessor and Successor periods included within the nine months ended September 30, 2021. As of September 30, 2022, the Company had $258.1 million of short-term liquidity, comprised of $7.5 million of cash and cash equivalents, $236.0 million of undrawn capacity on our Revolving Credit Facility, and $14.6 million available under the Receivables Facility.

The Receivables Facility permits maximum borrowings of up to $215.0 million. As of September 30, 2022, the Company had borrowings of $178.4 million and $21.0 million of letters of credit outstanding under the Receivables Facility on a borrowing capacity of $214.0 million. While we expect to continue to renew this facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balance on the Receivables Facility if it was not renewed.

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

As of September 30, 2022, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2022 totaled $235.0 million, an increase of $104.7 million compared to the combined Predecessor and Successor periods included within the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022 compared to the comparable combined Predecessor and Successor periods in the prior year is due to decreased transaction and integration costs of $42.2 million, lower interest payments of $39.1 million, loss on termination of interest rate swaps of $20.1 million incurred in the Predecessor period in 2021 and $46.3 million of accounts receivable sold on the Receivables Facility as of September 30, 2022 compared to $3.9 million of accounts receivable sold as of September 30, 2021. Cash receipt in the third quarter of 2021 for a long term revenue contract that was paid in advance partially offset the increase in the nine months ended September 30, 2022.

Cash flows used in investing activities during the nine months ended September 30, 2022 and the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 totaled $404.7 million and $1,864.1 million, respectively. In the nine months ended September 30, 2022, capital expenditures increased $141.0 million compared to the comparable combined Predecessor and Successor periods in the prior year as a result of increasing the number of addresses passed with our fiber-to-the-premise product. In addition, cash payments for the acquisition of Agile totaled $65.5 million in the nine months ended September 30, 2022. Cash flows used in investing activities in the Successor period in 2021 include $1,620.7 million related to consideration transferred associated with the Merger Agreement. Consideration transferred includes payments to Common Shareholders, payments to Preferred Shareholders, and the extinguishment of existing debt and accrued interest under the Corporate Credit Agreement. Cash flows used in investing activities for the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 also include the acquisition of fiber assets from Paniolo Cable Company, LLC for $51.8 million.

Cash flows provided by financing activities during the nine months ended September 30, 2022 and the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 totaled $173.9 million and $1,722.0 million, respectively. During the nine months ended September 30, 2022, the Company borrowed $164.0 million and $26.1 million on the Revolving Credit Facility and Receivables Facility, respectively. Cash flows provided by financing activities during the combined Predecessor and Successor periods included within the nine months ended September 30, 2021 are primarily related to the Merger and capital contributions by Red Fiber Parent LLC. The issuance of the Term Loan due 2028 and issuance of the Paniolo fiber assets financing also contributed financing cash inflows of $173.0 million. These increases were partially offset by debt issuance costs associated with the Term Loan due 2028 and payments on the Receivables Facility of $106.7 million.

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

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three and nine months ended September 30, 2022.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2022 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A.     Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a comprehensive listing of the Company’s risk factors. There are no material changes for the nine months ended September 30, 2022.

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
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	November 3, 2022	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	November 3, 2022	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer