Form 10-K
period 2022-12-31
CINCINNATI BELL INC
filed 2023-03-22
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Part I

Item 1. Business

Overview and Strategy

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and business customers connected with each other and with the world. The Company operates its businesses through the following segments: Network, previously referred to as Entertainment and Communications, and IT Services and Hardware. The Network segment serves customers in the Greater Cincinnati region through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand. The IT Services and Hardware segment services customers in the U.S. and Europe through our CBTS brand and in Canada through our OnX brand.

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

This Annual Report on Form 10-K provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2022 and our results of operations for the year ended December 31, 2022, the periods January 1, 2021 through September 7, 2021 and September 8, 2021 through December 31, 2021, and the year ended December 31, 2020. References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP. Although GAAP requires that we report on our results for the period from January 1, 2021 through September 7, 2021 and the period from September 8, 2021 through December 31, 2021 separately, management views the Company’s operating results for the year ended December 31, 2021 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to current and prior periods.

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

Form 10-K Part I	Cincinnati Bell Inc.

Through its Network segment, the Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city on Oahu, as well as the growing neighbor islands. As a result of the acquisition, the Company's combined fiber networks are approximately 20,400 fiber route miles. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile") for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

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

Expand our fiber network

During 2022, we invested $306.6 million of capital in the Network segment in products that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati. Revenue from these high demand products totaled $527.9 million for 2022, up $54.3 million compared to the combined Predecessor and Successor periods included within 2021 partially mitigating the decline in legacy products. The primary focus of these investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the table below:

	Successor		Predecessor	Non-GAAP Combined	Predecessor
Cincinnati Operating Territory	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020
Fioptics Revenue (in millions):	$429.3	$124.5	$260.5	$385.0	$360.4
Subscribers (in thousands):
Internet FTTP	299.3	261.3	n/a	261.3	239.9
Video	123.1	123.3	n/a	123.3	128.0
Voice	100.7	101.2	n/a	101.2	103.8

	Successor		Predecessor	Non-GAAP Combined	Predecessor
Hawaii Operating Territory	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020
Fioptics Revenue (in millions):	$98.6	$27.7	$60.9	$88.6	$86.0
Subscribers (in thousands):
Internet FTTP	70.6	65.7	n/a	65.7	59.8
Video	36.0	37.5	n/a	37.5	40.6
Voice	29.2	28.0	n/a	28.0	29.5

Form 10-K Part I	Cincinnati Bell Inc.

During the year, we passed an additional 73,900 addresses in the Greater Cincinnati area with Fioptics, which included a focus on Fiber to the Premise ("FTTP") addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2022, the Fioptics products are now available to approximately 733,000 customer locations or more than 85% of the Greater Cincinnati operating territory. During 2022, we passed an additional 48,500 addresses in Hawaii. The Fioptics products are now available to approximately 327,800 addresses, or more than 50% of the operating territory in Hawaii, including Oahu and the neighbor islands.

In 2022, the Company also invested $40.4 million in Enterprise Fiber products, which includes fiber and IP-based core network technology as well as expenditures for Agile. These investments position the Company to meet increased business and carrier demand within Greater Cincinnati and in the Midwest region. In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2022, the Company has:

•
increased the total number of commercial addresses with fiber-based services (referred to as a lit address) to 36,200 in Greater Cincinnati and 27,300 in Hawaii by connecting approximately 4,700 additional lit addresses in Greater Cincinnati and 4,900 additional lit addresses in Hawaii during 2022;
•
expanded the fiber network to span more than 14,600 route miles in Greater Cincinnati and 5,800 route miles in Hawaii; and
•
provided cell site back-haul services to approximately 90% of the 1,075 cell sites in the Greater Cincinnati market, all of which are lit with fiber, and approximately 90% of the 1,120 cell sites in Hawaii, nearly all of which are lit with fiber.

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

Operations

As of December 31, 2022, the Company operated two segments: Network and IT Services and Hardware.

The Network segment provides products and services that can be categorized as either Fioptics, Enterprise Fiber or Legacy. The table below demonstrates how our products and services are categorized:

Network
	Fioptics	Enterprise Fiber	Legacy
Data	Fiber to the Premise (“FTTP”)	Ethernet (>10Mb)	DSL (< 10 Mb)
	Fiber to the Node (“FTTN”)	Dedicated Internet Access	DS0 (3), DS1, DS3
	DSL (> 10 Mb) (1)	Wavelength	TDM (4)
		IRU	Ethernet (<10 Mb)
Small Cell
SONET (2)
Direct Colocation
Managed Towers
Data Connectivity
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Switched Access
Digital Trunking
Video	Television Service

Other	Connect America Fund support		Maintenance
	Rural Digital Opportunity Fund support		Information Services
	Subsidized Fiber Build Projects		Directory Assistance
Advertising
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

Network

The Network segment provides products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. In 2022, the Company started their network expansion outside of this territory to provide fiber services to Dayton, Ohio. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of nearly 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. The key products and services provided by the Network segment include the following:

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out new FTTP addresses as well as overlaying FTTN addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps"). FTTP addresses now cover nearly 80% of the market in Greater Cincinnati and more than 40% of the market in Hawaii, of which approximately 657,200 and 268,000 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

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

Video

In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to more than 85% of Greater Cincinnati. As of December 31, 2022, we have 123,100 video subscribers in Greater Cincinnati. Our Fioptics customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.

Form 10-K Part I	Cincinnati Bell Inc.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 36,000 subscribers in Hawaii as of the end of 2022.

Other

Other revenue consists of revenue generated from wiring projects for business customers, support from the Connect America Fund and Rural Digital Opportunity Fund (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), advertising, directory assistance, maintenance and information services. Beginning in 2021, Other revenue also includes subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. Subsidized fiber build project revenue related to extending the Company's fiber network in Hawaii is included in Other revenue beginning in 2022.

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

Sales and Distribution Channels

The Company’s Network segment utilizes a number of distribution channels to acquire customers. As of December 31, 2022, the Company operated seven retail stores in the Greater Cincinnati area and one retail store in Dayton, Ohio to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

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

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2022, approximately 70% of Cincinnati’s programming was sourced from the NCTC and approximately 50% of Hawaiian Telcom’s programming was sourced from the NCTC.

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

Competition

The telecommunications industry is competitive, and the Company competes against larger, well-capitalized national providers.

The Network segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, as well as cable, broadband, internet and fixed wireless service providers. The Company has lost, and will likely continue to lose, access lines as a portion of the customer base migrates to competitive wireline or wireless providers in lieu of the Company’s services. Wireless providers, particularly those that provide unlimited wireless service plans with no additional fees for long distance, offer customers a substitution service for the Company’s local voice and long-distance services. The Company believes wireless substitution and competition is the reason for the largest portion of the Company’s access line and long-distance line losses.

Our Fioptics and Enterprise Fiber products also face intense competition from cable operators, other telecom companies and niche fiber companies. Many of our competitors have lower operating costs and access to resources that provide economies of scale that allow them to more aggressively price products, as well as provide products on a much broader scale given their expanded geographic operations. Our competitors continuously upgrade their service quality and offerings which could substantially erode the competitive advantage we currently have with our fiber-based products. These competitive factors could limit the Company's ability to grow revenue and cash flows despite the strategic initiatives implemented.

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

Customers

The Company had no customers whose revenue comprised greater than 10% of total revenue for the year ended December 31, 2022, the combined Predecessor and Successor periods included within 2021 and the year ended December 31, 2020. As of December 31, 2022 and 2021, Verizon Communications Inc. (“Verizon”) comprised 21% and 26% of consolidated accounts receivable, respectively. The accounts receivable with Verizon are significant to the Company, but the associated revenue does not exceed 10% of total revenue as a result of the application of ASC 606 and management’s conclusion that for hardware transactions we act as the agent and, as a result, record revenue net of the cost of product.

Employees and Human Capital Resources

At December 31, 2022, the Company had approximately 5,800 employees. Approximately 22% of its employees are covered by collective bargaining agreements. Approximately 12% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 10% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective until the second quarter of 2026 and third quarter of 2028, respectively.

The Company knows that our people are our most valuable assets and is committed to investing in them and their success. We have developed various programs and practices to support, develop and care for our employees throughout their careers with the Company.

Diversity, Equity and Inclusion – The Company believes in the transformative power of connectivity, and we believe connections are made stronger when we embrace the diversity in our employees. It is our mission to create an environment that celebrates the unique qualities of those around us and empowering all employees to reach their full potential. We are committed to employing diversity and inclusion efforts that align with our values, such as talent development and progressive hiring practices which will help drive increased representation of underrepresented groups across the organization. In addition, we are committed to developing fair systems, procedures and resource distribution to ensure that we create equitable opportunities for all employees. The Company has dedicated staff focused on diversity, equity and inclusion efforts throughout the organization.

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

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These include having the vast majority of our employees work from home starting in March 2020 and continuing to offer employees the option of a hybrid work environment.

Website Access and Other Information

The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.altafiber.com). The Company has ceased to be a registrant but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures. The SEC maintains an internet site that contains reports, proxy statements, and other information about issuers which file electronically with the SEC. The address of that site is http://www.sec.gov.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially affected by any of these risks.

Risks Related to Our Business, Operations and Industry

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.

The Company primarily provides our services in the United States of America and Canada, but certain outsourced operations are located in Taiwan and India as well as to a lesser extent in other countries located in Europe and Asia. Additionally, vendors that the Company sources from are global in nature. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, which resulted in economic sanctions, and the risk of increased tensions between China and Taiwan, could limit the Company’s ability to source goods and services and could result in closure of our vendors' facilities in sanctioned countries. In addition, international conflict has resulted in: increased pressure on the supply chain, which has led to increased energy costs, and could result in further increased energy costs, which could continue to increase utility expense and transportation costs; inflation, which could result in increases in the cost to provide services, increased capital spend for the continued expansion of the network, decreased customer purchasing power, and increased price pressure; increased risk of cybersecurity attacks; and market instability, which could adversely impact financial results.

Global health crises, such as the COVID-19 pandemic, have had an impact on the Company’s supply chain and could have a material impact on our customers and our vendors, which could adversely impact our business results and financial condition.

The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks in the geographies in which the Company operates or third-party providers or vendor sites are located, even with safety measures and vaccination requirements in place, could cause additional disruptions to Company operations or those of our providers or vendors. In 2020 and 2021, the Company experienced disruptions with certain of our third-party vendors, including those who provide many of our information technology, call center functions, and certain accounting functions. In 2022, disruptions experienced by Company were limited in nature and considered to have a nominal impact on operations. The COVID-19 pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain inventory and, if such inventory procurement challenges continue, could impact our ability to execute the capital build plan for our fiber network and thereby cause delays in delivery of our services and solutions to our customers in both of our operating segments. The Company has also experienced increased labor and material costs with certain third-party providers that are contracted to support and perform activities associated with the build-out of our fiber network resulting in a negative impact to business results and operations. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact operations. These factors could materially increase our costs, negatively impact our consumer and business sales and damage the Company’s financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree.

Our commitment to Net Zero emissions in company operations by 2040 will be subject to significant costs and regulations which could impact our business operations, processes, and reputation.

In October 2022, the Company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by December 31, 2040 with an interim target by December 31, 2030. The Company plans to meet this commitment by reducing energy consumption through network, facility and fleet efficiency and conservation measures; investments in renewable energy; and adoption of electric vehicles in our fleet. In addition, the Company will inventory and screen its Scope 3 emissions to determine reduction and engagement targets across the most relevant, impactful categories beginning in 2023.

Our work on a comprehensive climate action plan to achieve a 40% emission reduction by 2030 is ongoing, and overall cost and operation implications are unknown at this time. The achievement of our targets may require significant operational expense and capital improvements. Additionally, the achievement of our climate action plan involves requiring customers to migrate to our fiber optic network and away from our legacy copper network, which runs a risk of customer dissatisfaction and potentially adversely impacting our revenue and profitability.

Form 10-K Part I	Cincinnati Bell Inc.

If we are unable to sufficiently reduce Scope 1 and Scope 2 emissions through energy reduction measures and investments in renewable energy, we may fail to achieve our net zero emission commitments by December 31, 2030 and December 31, 2040. Failing to achieve the Company’s net zero or science-based targets commitments could result in investor, customer or public dissatisfaction and damage to our reputation.

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

The Network segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with the Company's customers in the Network segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution and increased competition, legacy voice lines decreased by 13% and 11% in Cincinnati and Hawaii, respectively, in 2022 compared to 2021.

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

We must produce adequate revenues and cash flows that, when combined with cash on hand and funds available under our revolving credit facilities, will be sufficient to service our debt, fund our capital expenditures, and fund our pension and other employee benefit obligations. We have identified some potential areas of opportunity and implemented several growth initiatives. We cannot be assured that these opportunities will be successful or that these initiatives will improve our financial position or our results of operations. The outbreak of COVID-19 has, and may continue to, negatively impact these opportunities and require us to incur additional related costs such as overtime wages for employees that are working additional hours to offset employees that are following quarantine protocol for field technicians and customer facing employees.

If the Company’s goodwill, indefinite-lived intangible assets or long-lived assets become impaired, the Company may be required to record significant charges to earnings.

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include operating performance of the business, the execution of the Company’s network build plan, growth of consumer and business activations, higher than anticipated churn, changes in customer behavior post-pandemic, ability of the infrastructure practice to obtain product on a timely basis, changes in discount rates, or other key business initiatives. Additionally, the value of comparable companies may also impact the fair value of our reporting units, which could result in a write-down of goodwill and reduction to net income.

For further information on Cincinnati Bell’s evaluation of impairment for goodwill, indefinite-lived intangible assets and long-lived assets, see “Critical Accounting Policies and Estimates” under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The customer base for telecommunications services in Hawaii is small and geographically concentrated. The population of Hawaii is approximately 1.4 million, approximately 70% of whom live on the island of Oahu. Any adverse economic conditions affecting Oahu, or Hawaii generally, could materially impair our ability to operate our business. Labor shortages or increased labor costs in Hawaii could also have an adverse effect on our business. In addition, we may be subject to increased costs for goods and services that we are unable to control or defray as a result of operating in this limited territory. Increased expenses including, but not limited to, energy and health care have adversely impacted operations due to rising costs and could continue to have an adverse effect on our business and results of operations if these costs continue to rise.

Form 10-K Part I	Cincinnati Bell Inc.

One large customer accounts for a significant portion of the Company’s accounts receivable. The loss or significant reduction in business from this customer would cause operating results to decline and could negatively impact profitability and cash flows.

As of December 31, 2022 and 2021, Verizon Communications Inc. (“Verizon”) comprised 21% and 26% of consolidated accounts receivable, respectively. As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if products and services purchased were significantly reduced. In addition, if Verizon were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the Company's accounts receivable securitization facility ("Receivables Facility").

Increases in broadband usage may cause network capacity limitations resulting in service disruptions or reduced capacity for customers.

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional internet activity, such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed internet customers may use much more bandwidth than in the past. If this continues to occur and our existing network capacity becomes unable to handle the increased demand, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions or reduced capacity for customers. We may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our results of operations and financial condition.

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

The Company depends on third-party providers to supply products and services. For example, many of the Company’s information technology, call center functions and certain accounting functions are performed by third-party providers, and network equipment is purchased from and maintained by vendors, some of which providers and vendors are located outside of the United States. Additionally, certain installation services sold by our IT Services and Hardware segment are performed by third-party providers.

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

As a result of the COVID-19 pandemic and its effects on our suppliers around the world, we have experienced shortages of certain inventory and capital assets, price increases and delays to the delivery of materials that have adversely impacted the Company’s financial condition and operations. The ultimate impact of these adverse events is unknown as of the date of this filing and will be determined based on the duration of these shortages of certain inventory items and the ability of third parties to meet the demand. Additionally, we could be materially adversely impacted, including from any disruption to critical vendor services or losses of business, if any of our suppliers face significant business disruptions as a result of COVID-19 and its variants, or any similar outbreak.

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

Our ability to attract and retain qualified personnel could disrupt our business and affect the Company's ability to meet key financial and business objects.

Our future success depends partly on the continued service of the Company’s key engineering, sales, marketing, IT, executive and administrative personnel. We believe our pay levels are competitive within the regions in which we operate. However, labor shortages, inflationary pressure on wages, and increased attrition have intensified competition for talent in most fields across the geographic areas in which we operate, and it may become more difficult to retain key employees. If we fail to retain key personnel and are unable to hire highly qualified replacements, we may not be able to meet key objectives, such as meeting financial goals and maintaining or expanding the business.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor unions when they expire, or if the Company’s unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represent approximately 22% of the Company’s employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business. The collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers Local 1357 are effective until the second quarter of 2026 and third quarter of 2028, respectively.

Form 10-K Part I	Cincinnati Bell Inc.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement was subsequently amended in November 2021 and provides for (i) a five-year $400 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”), (ii) a seven-year $500 million senior secured term loan facility (the “Term B-1 Loans”), and (iii) a seven-year $650 million senior secured term loan facility (the “Term B-2 Loans” and together with the Term B-1 Loans, the “Term Loans”). The Revolving Credit Facility matures in September 2026, and the Term Loans mature in November 2028. Borrowings under the Term Loans were used in part to refinance existing Company indebtedness and for working capital and general corporate purposes. At December 31, 2022, there were $223.0 million outstanding borrowings under the Revolving Credit Facility, leaving $177.0 million available.

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

A breach of any of the debt's restrictive covenants or the Company’s inability to comply with the required financial ratios would result in a default under some or all of the debt agreements. During the occurrence and continuance of a default, the lenders may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. Additionally, under the Credit Agreement, the lenders may elect not to provide loans under the Revolving Credit Facility until such default is cured or waived. The Company’s debt instruments also contain cross-acceleration provisions, which generally cause each instrument to be subject to early repayment of outstanding principal and related interest upon a qualifying acceleration of any other debt instrument, subject to certain materiality thresholds. Failure to comply with these covenants, if not cured or waived, would limit the cash available to the Company required to fund operations and our general obligations and could result in the Company’s dissolution, bankruptcy, liquidation or reorganization.

The Company depends on its revolving credit facility and receivables facility to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.

The Company depends on the Revolving Credit Facility and its Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of September 2026. At December 31, 2022, the Receivables Facility had a termination date of June 2024 and was subject to renewal every 364 days, with the next renewal occurring in June 2023. On January 31, 2023, the Company executed amendments to the Receivables Facility which, among other things, extended the renewal date to January 2025 and the termination date to January 2026. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding amendments to the Receivables Facility.

Form 10-K Part I	Cincinnati Bell Inc.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities.

As of December 31, 2022, the Company had $223.0 million outstanding borrowings under the Revolving Credit Facility, leaving $177.0 million in additional borrowing availability under this facility. The $177.0 million available under the Revolving Credit Facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2022, the Company had a total borrowing capacity of $215.0 million on a maximum borrowing capacity of $215.0 million on our Receivables Facility. At that date, there were $186.9 million of outstanding borrowings and $19.3 million of outstanding letters of credit. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2022, the Company had $8.8 million of borrowing capacity remaining under its Receivables Facility.

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

Risks Related to Our Financial Condition

The Company may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on terms favorable to the Company, if at all.

The Company may need to seek additional financing to support the build out of the Company’s fiber network in out of territory markets. For example, the Company may need to increase its capital spend or need funds to make acquisitions. The Company may be unable to obtain any desired additional financing on favorable terms, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to fund fiber expansion in out of territory markets. If we raise additional funds by issuing debt, we may be subject to further limitations on our operations in addition to increased interest payments that could negatively impact our cash flow.

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

We rely on a limited number of suppliers for capital purchases needed to construct the fiber network, the hardware resale business and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. In 2021, we anticipated intermittent shortages of certain supplies from our standard vendors and, accordingly, we enhanced our sourcing procedures to identify alternative suppliers and bought in excess in order to avoid any actual shortages, albeit sometimes at additional cost. Increasingly during 2021, the delivery times were extended on certain inventory items utilized by the Network business and the hardware resale business but, through alternative sourcing, we avoided any significant disruptions. Disruptions were not incurred in 2022 as delivery times and sourcing issues started to normalize. Shortages or interruptions in the supply chain could continue to occur for reasons within or beyond the control of us and the supplier. Decreased fuel supplies resulted in significant increases to fuel prices, most notably in Hawaii, which adversely impacted our transportation costs for the field technicians and third parties who are assisting us with the network build in addition to the utilities spend in Hawaii where oil is relied on to produce electricity for the state. Increased fuel costs have adversely affected the profit margins in 2022 and are expected to continue to adversely affect our business and results of operations.

The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition.

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity. The COVID-19 pandemic has resulted in an economic downturn, including difficulty to hire and retain staff and a decrease in consumer and commercial activity that may continue for an extended period of time. The current conflict between Russia and Ukraine has created additional uncertainty in the economic environment and world securities markets. The Company’s primary source of cash is customer collections. As a result of current adverse economic conditions, some customers have cancelled or requested discounts on future contracted services or have had difficulty paying their accounts receivable. Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen. Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company. If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

As of December 31, 2022, the Company had deferred tax assets of $322.1 million, which are primarily composed of deferred tax assets associated with U.S. federal net operating loss carryforwards of $203.6 million, and state and local net operating loss carryforwards of $24.0 million. The Company has recorded a valuation allowance against deferred tax assets related to certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets within the statutory expiration period. The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources. As a result of the Merger, the Company’s net operating losses face potential limitation under Internal Revenue Code Section 382 and similar state provisions. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, including its net operating losses, the Company’s net income, equity and future cash flows would be adversely affected.

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

The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict our ability to price our products and services competitively, participate in new regulatory programs and threaten our operating licenses.

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

There are currently many regulatory actions under way and being contemplated by federal and state authorities regarding issues, including national security and law enforcement matters, that could result in significant changes to the business conditions in the telecommunications industry. On April 4, 2020, President Trump issued Executive Order No. 13913 Establishing the Committee for the Assessment of Foreign Participation in the United States Telecommunications Services Sector (the “Committee”), which formalized the ad-hoc foreign investment review process (formerly referred to as “Team Telecom”) applicable to FCC licenses and transactions. The Executive Order empowers the Committee to review FCC license and transfer applications involving foreign participation to determine whether grant of the requested license or transfer approval may pose a risk to the national security or law enforcement interests of the United States, and to review existing licenses to identify any additional or new risks to national security or law enforcement interests that did not exist when a license was first granted. Following an investigation, the Committee may recommend that the FCC revoke or modify existing licenses or deny or condition approval of new licenses and license transfers. It is not possible for the Company to determine whether it may be subject to a proceeding to revoke or modify our existing licenses or predict the outcome of a review of new license or transfer applications by the Committee in the future. A review of existing licenses and/or a review of new licenses and transfers by the Committee may result in additional compliance obligations that may affect the Company’s expenses and business operations in the future.

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

As a winning bidder in the FCC’s Connect America Fund II ("CAF II") and Rural Digital Opportunity Fund (“RDOF”) auction, the Company must comply with numerous FCC and state requirements prior to and after receiving such funding. If the Company fails to comply with those requirements, the FCC could consider us in default of the CAF II and RDOF program rules, and it could incur substantial penalties or forfeitures of future revenues, most significantly in Hawaii. For example, if the Company fails to attain certain specific buildout milestones and performance requirements under the CAF II and RDOF programs, the FCC could withhold future support payments until those shortcomings are corrected. Failure to comply with the rules and requirements for the CAF II and RDOF program could result in the Company being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect the Company's results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the Company owned or maintained properties throughout the U.S., Canada and India. Our headquarters is located in Cincinnati, Ohio where we lease approximately 200,000 square feet for executive, administrative and business offices for the Company. In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in the U.S., Canada and India for operations to support our IT Services and Hardware segment.

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

Item 3. Legal Proceedings

The Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by generally accepted accounting principles ("GAAP"), are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2022, cannot be reasonably determined.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, shares of Cincinnati Bell Common Stock and Preferred Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol CBB. As a result of the Merger, effective on September 7, 2021, the Company requested that the NYSE withdraw the shares of Cincinnati Bell Common Stock and Preferred Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Cincinnati Bell Common Stock and Preferred Stock are no longer listed on the NYSE. The number of shares outstanding of Cincinnati Bell Common Stock was 50.9 million and the number of shares outstanding of Cincinnati Bell Preferred Stock was 0.2 million at September 7, 2021. Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Additionally, the Company redeemed each of our issued and outstanding Depositary Shares simultaneously with the redemption of the 6 ¾% Preferred Shares at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 ¾% Preferred Share). Red Fiber Parent is the sole record holder of Cincinnati Bell Common Stock. No other shares remain issued and outstanding as of December 31, 2022.

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2022 and the results of operations for the year ended December 31, 2022, the periods January 1, 2021 through September 7, 2021 (“Predecessor”) and September 8, 2021 through December 31, 2021 (“Successor”), and the year ended December 31, 2020. References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on May 19, 2022.

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

Form 10-K Part II	Cincinnati Bell Inc.

Upon completion of the Merger, Parent was deemed the accounting acquirer and Cincinnati Bell Inc. the accounting acquiree. Under the acquisition method of accounting, the assets and liabilities associated with Cincinnati Bell Inc. were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The capital contribution as a result of the Merger included cash from Parent in the amount of $1,716.1 million. These proceeds were used to pay on the date of the Merger (1) $807.3 million of consideration payable to Common Shareholders, including restricted stock awards that vested upon the Closing Date to certain employees, (2) $155.2 million of consideration payable to Preferred Shareholders, (3) $658.2 million of existing debt and accrued interest under the Corporate Credit Agreement and (4) transaction costs of $44.0 million primarily related to legal costs and acquisition-related advisory fees associated with the Merger. The Company also incurred note issuance costs of $38.1 million related to the Credit Agreement entered into in connection with the Merger. The Note issuance costs were capitalized as a reduction to the outstanding debt balances or to “Other noncurrent assets” for costs associated with the Revolving Credit Facility due 2026. In addition, certain stock-based compensation awards were accelerated upon the Closing Date, which resulted in a nonrecurring expense of approximately $9.3 million recorded to SG&A in the Predecessor period.

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

altafiber Brand

In March 2022, the Company announced that we will begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our Hawaiian Telcom business or IT Services business, which is branded as CBTS in the U.S. and Europe and OnX in Canada.

Executive Summary

Segment results described in the Executive Summary are net of intercompany eliminations.

Consolidated revenue for the year ended December 31, 2022 totaled $1,796.0 million, an increase of $102.9 million compared to the combined Predecessor and Successor periods included within 2021 as strategic revenue growth in both segments offset declines in Legacy revenue. For 2022, Fioptics revenue increased $54.3 million compared to the combined Predecessor and Successor periods included within the prior year as the Company continues to focus on high-speed internet activations in addition to recording revenue of $22.9 million in 2022 associated with nonrecurring subsidized fiber build projects while Legacy revenue decreased $43.1 million compared to the combined Predecessor and Successor periods included in 2021. IT Services and Hardware experienced revenue growth in all practices in 2022 compared to the combined Predecessor and Successor periods in 2021, with the most significant growth in the Consulting practice and Infrastructure Solutions practice in which revenue increased 13% and 20%, respectively, compared to the combined Predecessor and Successor periods included within the prior year.

Operating loss for 2022 totaled $97.3 million compared to operating income of $18.6 million for the combined Predecessor and Successor periods included within 2021. Revenue growth in both segments was more than offset due most significantly to higher depreciation and amortization expenses related to the increased value of property, plant and equipment and intangibles as a result of fair value adjustments recorded as of the Merger Date in addition to increases in cost of services and products and SG&A expenses to support revenue growth. These increases were partially offset by the decrease in transaction and integration costs in 2022 compared to the combined Predecessor and Successor periods included within 2021.

Interest expense decreased $27.3 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the fourth quarter of 2021 and the extinguishment of the Tranche B Term Loan due 2024 and interest rate swaps in the Predecessor period in connection with the Merger. These decreases were partially offset by interest expense incurred in 2022 related to the Term B-1 Loans and Term B-2 loans in addition to higher interest expense on the Revolving Credit Facility due 2026 and Receivables Facility due to increases in interest rates and borrowings in 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Other components of pension and postretirement benefit plans expenses decreased for 2022 compared to the combined Predecessor and Successor periods included within the prior year due to remeasuring the pension and postretirement projected benefit obligations, actuarial gains (losses) and prior service costs (benefits) as of the Merger Date as well as favorable asset returns in 2021 also favorably impacting the annual remeasurement performed in December 2021and the Merger Date remeasurement.

Loss on extinguishment of debt recorded in the Predecessor period of 2021 is due to the termination of the Company’s former Corporate Credit Agreement in connection with the Merger. Loss on extinguishment of debt recorded in the Successor period of 2021 is due to the termination of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025.

Other (income) expense, net totaled income of $13.6 million for 2022 primarily due to recording a gain associated with the Company’s interest rate swap agreements and interest rate cap agreements in 2022 of $12.0 million. Other (income) expense, net totaled expense of $19.4 million for the combined Predecessor and Successor periods included within 2021 due to recording a loss on termination of interest rate swaps of $20.1 million in the Predecessor period of 2021.

Loss before income taxes totaled $166.0 million for 2022 resulting in an increase in the loss of $33.3 million compared to the combined Predecessor and Successor periods included within 2021. The decrease in operating income more than offset lower interest expense and pension and postretirement benefit plans expense in 2022 compared to the combined Predecessor and Successor periods included within 2021 as well as recording a gain on the Company's interest rate swap agreements and interest cap agreements in 2022 and recording loss on extinguishment of debt and loss on termination of interest rate swaps in the combined Predecessor and Successor periods included within the prior year.

The income tax provision for 2022 was a benefit of $35.1 million which was slightly higher than the period's income at the statutory rate, due primarily to net state tax benefit. The income tax provision for the combined Predecessor and Successor periods included within 2021 was a benefit of $24.2 million. The income tax benefit recorded in 2022 was higher than the benefit recorded in the comparable combined Predecessor and Successor periods in the prior year due to higher losses before taxes in the current period.

Impact of COVID-19 on Our Business - Update

Beginning in March 2020 and continuing through the first quarter of 2021, our business experienced the effects of the COVID-19 pandemic most significantly due to increased bad debt expense and reduced revenue in certain of our revenue streams primarily due to the Keep Americans Connected Pledge (“Pledge”) for which the Company committed to waive late fees for, and not terminate service to, any of our consumer or small business customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 crisis. Subsequent to the first quarter of 2021, bad debt expense has returned to pre-pandemic levels and strategic revenue trends are normalized and improving. Starting in 2021, we began to experience logistics challenges in obtaining inventory in a timely manner due to demand exceeding the supply of certain inventory products. Logistics challenges continued to impact operations in 2022. Additionally, access to skilled employees and contractors may create delays or increased costs in the planned build-out of the fiber network in both geographies.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the years ended December 31, 2022, 2021 and 2020, we operated two business segments: Network, previously referred to as Entertainment and Communications, and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Network

The Network segment provides products and services that are categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. In 2022, the Company announced that we will being doing business as "altafiber" and started their network expansion outside of this territory to provide fiber services to Dayton, Ohio. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of nearly 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC (“Agile”), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company's fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. The Company is able to deliver speeds up to one gigabit per second to nearly 80% of Greater Cincinnati and more than 40% of Hawaii’s total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection. Subsequent to the Company's acquisition of Agile in May 2022, Enterprise Fiber revenue also includes revenue from Agile.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Successor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020
Revenue:
Data	$523.3	$156.2	$334.6	$490.8	$479.4
Video	193.6	60.4	131.8	192.2	193.8
Voice	230.8	76.4	177.3	253.7	262.8
Other	46.6	10.8	20.5	31.3	33.6
Total Revenue	994.3	303.8	664.2	968.0	969.6
Operating costs and expenses:
Cost of services and products	447.3	138.2	301.2	439.4	427.4
Selling, general and administrative	207.2	58.9	118.3	177.2	175.0
Depreciation and amortization	393.3	113.0	166.9	279.9	252.7
Loss on impairment of long-lived assets	2.7	—	—	—	—
Restructuring and severance charges	—	—	(0.5)	(0.5)	14.8
Total operating costs and expenses	1,050.5	310.1	585.9	896.0	869.9
Operating (loss) income	$(56.2)	$(6.3)	$78.3	$72.0	$99.7
Operating margin	(5.7)%	(2.1)%	11.8%	7.4%	10.3%
Capital expenditures	$452.6	$113.1	$149.3	$262.4	$200.0

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor	Successor	Change	% Change	Predecessor	Change	% Change
Metrics information (in thousands):	December 31, 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020
Cincinnati
Fioptics
Data
Internet FTTP*	299.3	261.3	38.0	15%	239.9	21.4	9%
Video
Fioptics Video	123.1	123.3	(0.2)	0%	128.0	(4.7)	(4)%
Voice
Fioptics Voice Lines	100.7	101.2	(0.5)	0%	103.8	(2.6)	(3)%
Fioptics Units Passed
Units passed FTTP*	657.2	530.8	126.4	24%	499.6	31.2	6%
Units passed FTTN*	75.8	128.3	(52.5)	(41)%	137.4	(9.1)	(7)%
Total Fioptics units passed	733.0	659.1	73.9	11%	637.0	22.1	3%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	10,923	7,232	3,691	51%	6,566	666	10%
Legacy
Data
DSL and FTTN**	49.3	73.8	(24.5)	(33)%	88.6	(14.8)	(17)%
Voice
Legacy Voice Lines	135.2	155.3	(20.1)	(13)%	175.1	(19.8)	(11)%

* Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

**Internet speeds of less than 100mbps including Legacy DSL and FTTN previously included in Fioptics Data

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor	Successor	Change	% Change	Predecessor	Change	% Change
Metrics information (in thousands):	December 31, 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020
Hawaii
Fioptics
Data
Internet FTTP*	70.6	65.7	4.9	7%	59.8	5.9	10%
Video
Fioptics Video	36.0	37.5	(1.5)	(4)%	40.6	(3.1)	(8)%
Voice
Fioptics Voice Lines	29.2	28.0	1.2	4%	29.5	(1.5)	(5)%
Fioptics Units Passed **
Units passed FTTP*	268.0	215.0	53.0	25%	184.3	30.7	17%
Units passed FTTN*	59.8	64.3	(4.5)	(7)%	70.0	(5.7)	(8)%
Total Fioptics units passed	327.8	279.3	48.5	17%	254.3	25.0	10%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	4,885	4,407	478	11%	4,021	386	10%
Legacy
Data
DSL and FTTN***	37.3	38.7	(1.4)	(4)%	47.8	(9.1)	(19)%
Voice
Legacy Voice Lines	121.5	137.2	(15.7)	(11)%	160.1	(22.9)	(14)%

* Fiber to the Premise (FTTP), Fiber to the Node (FTTN)

** Includes units passed for both consumer and business on Oahu and neighbor islands

***Internet speeds of less than 100mbps including Legacy DSL and FTTN previously included in Fioptics Data

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor
	Twelve Months Ended December 31, 2022
(dollars in millions)	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$217.6	$47.9	$265.5
Video	157.8	35.8	193.6
Voice	34.3	11.3	45.6
Other	19.6	3.6	23.2
Total Fioptics	429.3	98.6	527.9
Enterprise Fiber
Data	94.5	48.7	143.2
Legacy
Data	72.6	42.0	114.6
Voice	90.1	95.1	185.2
Other	12.4	11.0	23.4
Total Legacy	175.1	148.1	323.2
Total Network revenue	$698.9	$295.4	$994.3

	Successor			Predecessor			Non-GAAP Combined
	September 8, 2021 to December 31, 2021			January 1, 2021 to September 7, 2021			Twelve Months Ended December 31, 2021
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$62.3	$13.1	$75.4	$127.3	$28.1	$155.4	$189.6	$41.2	$230.8
Video	49.3	11.1	60.4	106.9	24.9	131.8	156.2	36.0	192.2
Voice	10.7	3.5	14.2	23.7	7.9	31.6	34.4	11.4	45.8
Other	2.2	—	2.2	2.6	—	2.6	4.8	—	4.8
Total Fioptics	124.5	27.7	152.2	260.5	60.9	321.4	385.0	88.6	473.6
Enterprise Fiber
Data	27.1	13.9	41.0	57.8	29.3	87.1	84.9	43.2	128.1
Legacy
Data	24.9	14.9	39.8	59.1	33.0	92.1	84.0	47.9	131.9
Voice	31.0	31.2	62.2	72.9	72.8	145.7	103.9	104.0	207.9
Other	4.2	4.4	8.6	9.0	8.9	17.9	13.2	13.3	26.5
Total Legacy	60.1	50.5	110.6	141.0	114.7	255.7	201.1	165.2	366.3
Total Network revenue	$211.7	$92.1	$303.8	$459.3	$204.9	$664.2	$671.0	$297.0	$968.0

	Predecessor
	Twelve Months Ended December 31, 2020
(dollars in millions)	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$169.6	$36.1	$205.7
Video	155.5	38.3	193.8
Voice	34.0	10.9	44.9
Other	1.3	0.7	2.0
Total Fioptics	360.4	86.0	446.4
Enterprise Fiber
Data	86.0	41.2	127.2
Legacy
Data	94.6	51.9	146.5
Voice	113.3	104.6	217.9
Other	15.6	16.0	31.6
Total Legacy	223.5	172.5	396.0
Total Network revenue	$669.9	$299.7	$969.6

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Fioptics

Fioptics revenue increased $54.3 million in 2022 compared to the combined Predecessor and Successor periods included within 2021 as the increase in the subscriber base for internet more than offset the decline in video subscribers. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base and accelerating the pace of our fiber build which enabled us to pass 126,400 FTTP addresses in Cincinnati and 53,000 FTTP addresses in Hawaii during 2022. The Average Revenue Per User (“ARPU”) for 2022 increased for internet in both Cincinnati and Hawaii by 7% and 11%, respectively, compared to the combined Predecessor and Successor periods included within 2021, primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased for 2022 compared to the combined Predecessor and Successor periods included within 2021 in both Cincinnati and Hawaii by 4% and 6%, respectively, which partially offset the decline in subscribers. Video ARPU increases are related to price increases as well as change in the mix of subscribers. Other revenue increased for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to recording revenue of $22.9 million in 2022 associated with nonrecurring subsidized fiber build projects in Cincinnati and Hawaii.

Enterprise Fiber

Enterprise Fiber revenue increased by $15.1 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to increased revenue as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 51% and 11% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. During 2022, significant contracts were signed with large carriers in Cincinnati and Hawaii to upgrade Ethernet Bandwidth across their networks. Increased revenue was partially offset by pricing pressures to provide higher speeds at a lower cost. In addition, Agile contributed revenue of $8.7 million in 2022.

Legacy

Legacy revenue decreased for 2022 compared to the combined Predecessor and Successor periods included within 2021 due to the decline in voice lines and DSL subscribers. Voice lines declined 13% and 11% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers continue to decrease in Cincinnati and Hawaii, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2022 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Operating Costs and Expenses

Cost of services and products increased $7.9 million for 2022 compared to the combined Predecessor and Successor periods included within 2021. Operating and facilities expenses increased $6.5 million due to increased energy costs. Operating materials increased $4.4 million as a result of increased purchases associated with the expansion of our fiber network. Rent expense increased $3.5 million primarily due to expense contributed by Agile in 2022. Software development costs increased $1.9 million due to costs associated with our video product and call center. Payroll related costs increased $1.6 million primarily due to additional headcount and overtime wages partially offset by lower healthcare costs. Video content costs also increased $1.5 million. These increases were partially offset by lower operating taxes of $6.3 million primarily due to lower regulatory fees. In addition, costs deferred in accordance with ASC 606 during the Predecessor period were remeasured as of the Merger Date resulting in a decrease to expense of $3.8 million in 2022 compared to the combined Predecessor and Successor periods in 2021.

SG&A expenses increased $30.1 million for 2022 compared to the combined Predecessor and Successor periods included within 2021. Contract services costs increased $9.4 million primarily due to higher utilization of outside contractors on certain specialized projects, increased insurance costs and legal expense incurred associated with a legal dispute in Hawaii. Payroll related costs increased $6.8 million due to additional headcount including headcount associated with the Company's acquisition of Agile. Advertising expenses increased $5.4 million due to increased marketing campaigns, including rebranding the business as "altafiber," and promotional events. Software development costs increased $2.3 million primarily due to improvements related to automating the consumer experience as well as other internal projects. Bad debt expense increased $2.3 million due to lower expense incurred in the combined Predecessor and Successor periods included within 2021 as a result of focus on collection efforts for aged receivables of customers who did not pay their bills timely due to an inability to pay caused by the COVID-19 pandemic and favorable resolution in the first quarter of 2021 of reserved balances associated with a customer that filed for bankruptcy in a prior period. Operating materials increased $1.6 million primarily due to purchases associated with the Company’s rebranding as "altafiber" and increased fuel costs. Employee related costs increased $1.1 million as travel and entertainment activity continued to be lower in the combined Predecessor and Successor periods included within 2021 as a result of the pandemic.

Depreciation and amortization expenses increased $113.4 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Loss on impairment of long-lived assets recorded in 2022 is related to the impairment of leasehold improvements at the Company’s headquarters.

Restructuring and severance charge reversals recorded in the Predecessor period of 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in the first quarter of 2020.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Capital Expenditures

	Successor
	Twelve Months Ended December 31, 2022
(dollars in millions)	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$149.5	$48.8	$198.3
Installation	67.9	24.1	92.0
Other	11.6	4.7	16.3
Total Fioptics	229.0	77.6	306.6
Enterprise Fiber	19.4	21.0	40.4
Other	43.8	61.8	105.6
Total Network capital expenditures	$292.2	$160.4	$452.6

	Successor
	September 8, 2021 to December 31, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$30.0	$12.4	$42.4
Installation	14.7	8.7	23.4
Other	2.9	0.6	3.5
Total Fioptics	47.6	21.7	69.3
Enterprise Fiber	5.8	5.3	11.1
Other	18.2	14.5	32.7
Total Network capital expenditures	$71.6	$41.5	$113.1

	Predecessor
	January 1, 2021 to September 7, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$22.3	$16.7	$39.0
Installation	30.6	9.5	40.1
Other	3.3	0.4	3.7
Total Fioptics	56.2	26.6	82.8
Enterprise Fiber	14.5	9.6	24.1
Other	19.4	23.0	42.4
Total Network capital expenditures	$90.1	$59.2	$149.3

	Non-GAAP Combined
	Twelve Months Ended December 31, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$52.3	$29.1	$81.4
Installation	45.3	18.2	63.5
Other	6.2	1.0	7.2
Total Fioptics	103.8	48.3	152.1
Enterprise Fiber	20.3	14.9	35.2
Other	37.6	37.5	75.1
Total Network capital expenditures	$161.7	$100.7	$262.4

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Predecessor
	Twelve Months Ended December 31, 2020
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$21.9	$14.5	$36.4
Installation	32.9	14.7	47.6
Other	10.7	0.9	11.6
Total Fioptics	65.5	30.1	95.6
Enterprise Fiber	14.0	11.0	25.0
Other	35.3	44.1	79.4
Total Network capital expenditures	$114.8	$85.2	$200.0

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses and has accelerated the pace of our build, and during 2022, we passed 126,400 FTTP addresses in Cincinnati. As of December 31, 2022, the Company is able to deliver its Fioptics services with speeds up to one gigabit or more to 657,200 residential and commercial addresses, or nearly 80% of our operating territory in Cincinnati.

Cincinnati construction capital expenditures increased $97.2 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to passing more addresses in 2022 due to the Company's accelerated build. Construction capital expenditures are also impacted by the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Cincinnati installation capital expenditures increased $22.6 million for 2022 compared to the combined Predecessor and Successor periods included within the prior year primarily due to increased activations. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure that we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures decreased $0.9 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to expenditures incurred in 2021 associated with a scheduled network refresh project. The decrease was partially offset by expenditures contributed by Agile of $3.8 million in 2022. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $19.7 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 due to building out 53,000 new FTTP addresses in 2022, primarily in rural areas and on the neighbor islands. In 2022, construction costs incurred for Connect America Fund (“CAF”) addresses totaled $3.9 million compared to $7.9 million in the combined Predecessor and Successor periods included within 2021. Beginning in 2022, the Company incurred construction costs of $1.8 million for Rural Digital Opportunity Fund ("RDOF") addresses. Hawaii installation capital expenditures increased $5.9 million for 2022 compared to the combined Predecessor and Successor periods included within the prior year primarily due to increased internet installations on the neighbor islands. Hawaii installation capital expenditures were also impacted by the timing of expenditures for CPE utilized for installations in 2022. Enterprise fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware

The IT Services and Hardware segment provides end-to-end solutions from consulting to implementation to ongoing optimization. These solutions include Cloud, Communications and Consulting services along with the sale and maintenance of major branded Telecom and IT hardware reported as Infrastructure Solutions. These services and products are provided through the CBTS brand in various geographic areas throughout the United States and Europe and through the OnX brand in Canada. By offering a full range of equipment and strategic services in conjunction with the Company’s fiber and copper networks, the IT Services and Hardware segment provides our customers personalized solutions designed to meet their business objectives.

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

	Successor	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2021	December 31, 2020
Revenue:
Consulting	$339.4	$105.5	$193.6	$299.1	$196.0
Cloud	101.7	31.9	66.4	98.3	86.2
Communications	222.3	68.5	149.1	217.6	215.0
Infrastructure Solutions	164.5	53.4	83.3	136.7	119.4
Total revenue	827.9	259.3	492.4	751.7	616.6
Operating costs and expenses:
Cost of services and products	565.8	172.3	335.6	507.9	400.0
Selling, general and administrative	165.0	51.0	104.8	155.8	149.4
Depreciation and amortization	103.5	31.4	27.9	59.3	40.6
Restructuring and severance related charges	2.0	0.6	1.7	2.3	2.0
Gain on sale of assets, net	—	—	(2.8)	(2.8)	—
Total operating costs and expenses	836.3	255.3	467.2	722.5	592.0
Operating (loss) income	$(8.4)	$4.0	$25.2	$29.2	$24.6
Operating margin	(1.0)%	1.5%	5.1%	3.9%	4.0%
Capital expenditures	$30.1	$13.9	$15.9	$29.8	$23.5

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

	Successor	Successor	Change	% Change	Predecessor	Change	% Change
Metrics information:	December 31, 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021	December 31, 2020	2021 vs. 2020	2021 vs. 2020
Consulting
Billable Resources	2,385	2,385	-	0%	1,665	720	43%

Communications
NaaS Locations	11,803	10,640	1,163	11%	5,691	4,949	87%
SD - WAN Locations	8,729	7,174	1,555	22%	3,191	3,983	n/m
Hosted UCaaS Profiles*	314,838	302,766	12,072	4%	281,000	21,766	8%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware revenue increased $76.2 million for 2022 compared to the combined Predecessor and Successor periods included within 2021. Consulting revenue increased $40.3 million due to existing customer projects which continued to bill and grow in 2022. Cloud revenue increased $3.4 million primarily due to increased revenue from providing ongoing public cloud services to new customers obtained in 2021 and 2022 that continue to bill and grow in addition to providing ongoing monitoring and management services and other cloud services related to significant customer contracts obtained in prior years which continued to bill and grow in 2022. These increases were partially offset by a decrease in virtual data center revenue of $2.4 million as a result of a customer’s insourcing initiatives and a decrease in professional services projects. Communications revenue increased $4.7 million as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations. These increases were partially offset by the decline in legacy communications revenue. Infrastructure Solutions revenue increased $27.8 million primarily due to increased revenue associated with professional services projects and the sale of hardware in 2022 compared to the combined Predecessor and Successor periods included within 2021.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $57.9 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 due to increases in payroll related costs and contractor costs, and to a lesser extent, software licensing costs. In 2022, the increases in payroll related costs and contractor costs of $11.1 million and $51.2 million, respectively, as compared to the combined Predecessor and Successor periods included within 2021 are due to additional headcount to support the growth in the Communications and Consulting practices. Billable resources as of December 31, 2022 were flat compared to December 31, 2021 due to the timing of projects but the average headcount for 2022 was higher compared to the combined Predecessor and Successor periods included within 2021 resulting in the increased expense in 2022. Higher software licensing costs were also incurred to support the revenue growth in the Communications practice. These increases were partially offset by lower regulatory fees and network related costs for 2022 compared to the combined Predecessor and Successor periods included within 2021. The decrease in network related costs is due to legacy revenue decline in the Communications practice.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

SG&A expenses increased $9.2 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily to support revenue growth. Payroll related costs increased $2.6 million due to higher employee commissions. Increased contract services costs of $1.8 million are due to increased contractors used for special projects in addition to higher insurance expenses. Employee related costs increased $1.3 million as travel and entertainment continued to be low in the combined Predecessor and Successor periods included within 2021 as a result of the pandemic. Increased rent expense of $0.7 million is primarily due to increased operating lease expense. Software development costs increased $0.6 million due to internal software projects.

Depreciation and amortization expenses increased $44.2 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to additional expense incurred subsequent to the Merger Date related to the increased value of property, plant and equipment and intangibles as a result of recording amounts at fair value.

Restructuring and severance charges recorded in the year ended December 31, 2022, the combined Predecessor and Successor periods included within 2021 and the year ended December 31, 2020 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the year ended December 31, 2022 were primarily related to projects supporting the Cloud and Communications practice. In addition to success-based projects, the Company incurred $4.9 million in capital expenditures for implementation work associated with internal software projects in the year ended December 31, 2022.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to acquisition transactions. Corporate costs totaled $32.7 million in 2022, $82.5 million in the combined Predecessor and Successor periods included within 2021 and $58.3 million in 2020.

Corporate costs decreased by $49.8 million in 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to lower transaction and integration costs of $44.3 million in addition to decreased bonus expense for certain stock-based compensation awards that were accelerated upon the Merger Date.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. The Company generated cash flows from operations of $321.2 million for the year ended December 31, 2022, $167.7 million in the combined Predecessor and Successor periods included within 2021 and $206.1 million for the year ended December 31, 2020.

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. In 2022, the Company paid cash consideration of $65.5 million related to the acquisition of Agile. In connection with the Merger and the initial capitalization by Parent in 2021, the Company paid $807.3 million as consideration to Common Shareholders, including restricted stock awards that vested on the Merger Date to certain employees, $155.2 million as consideration to Preferred Shareholders and $44.0 million of transaction costs primarily related to legal costs and acquisition-related advisory fees associated with the Merger.

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

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility due 2026 would be available until the default was waived or cured. See Item 1A. Risk Factors in this Form 10-K where a more in-depth explanation of default consequences appears.

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

Capital expenditures increased $190.6 million for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to the increase in the Network segment as a result of increased construction and installation capital expenditures associated with the expansion of our fiber network.

Interest payments were $84.6 million in 2022, $135.6 million for the combined Predecessor and Successor periods included within 2021 and $125.5 million in 2020. Interest payments decreased for 2022 compared to the combined Predecessor and Successor periods included within 2021 primarily due to the extinguishment of the 7% Senior Notes due 2024 and 8% Senior Notes due 2025 in the Successor period in 2021 and the extinguishment of the Tranche B Term Loan due 2024 and interest rate swaps in the Predecessor period in connection with the Merger. These decreases were partially offset by interest payments incurred in 2022 related to the Term B-1 Loans and Term B-2 loans in addition to higher interest payments on the Revolving Credit Facility due 2026 and Receivables Facility due to increases in interest rates and borrowings in 2022. Our contractual debt maturities in 2023, including finance lease obligations and other financing arrangements, are $45.0 million and associated contractual interest payments are expected to be approximately $70 million.

As of December 31, 2022, we had $195.2 million of short-term liquidity, comprised of $9.4 million of cash and cash equivalents, $177.0 million of undrawn capacity on our Revolving Credit Facility due 2026 and $8.8 million available under the Company’s accounts receivables securitization facility (“Receivables Facility”). In 2023, the Company expects to use a portion of this liquidity to fund our Joint Venture with the State of Ohio, Digital Access Ohio LLC (“DAO”), for an amount of approximately $3 million.

In the second quarter of 2022, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions including the replacement of LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York.

On January 31, 2023, the Company, together with certain of its U.S. and Canadian subsidiaries, made certain amendments (the “Amendments”) to the Company’s Receivables Facility. The Amendments amend the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivable Facility into two separate facilities, with (A) the existing Receivable Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivable Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries of the Company including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivable Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026.

Capacity on the Network Receivables Facility and the CBTS Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. While we expect to continue to renew the Network Receivables Facility and CBTS Receivables Facility, we would be required to use cash, our Revolving Credit Facility due 2026, or other sources to repay any outstanding balances on the facilities if they were not renewed.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2026, its Network Receivables Facility and CBTS Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Form 10-K Part II	Cincinnati Bell Inc.

Long-term view, including debt covenants

As of December 31, 2022, the Company had $1,701.0 million of outstanding indebtedness and an accumulated deficit of $158.1 million. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2026. In addition, we have ongoing obligations to fund our qualified pension plans. Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements.

As of December 31, 2022, the Company was in compliance with the Credit Agreement covenants and ratios.

Certain of our variable-rate debt, including debt under the Paniolo fiber assets financing arrangement, uses LIBOR as one of the benchmarks for establishing the rate of interest. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in the future or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. Upon the discontinuation of LIBOR, the benchmark rate of interest for the Paniolo fiber assets financing arrangement will transition to SOFR in accordance with the terms of the arrangement.

While the Company is no longer a SEC registrant or issuer following the merger transaction, certain covenants included in the 7 ¼% Notes due 2023 and the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2026, its Network Receivables Facility and CBTS Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash flows from operating activities

Cash provided by operating activities in 2022 was $321.2 million, an increase of $153.5 million compared to the combined Predecessor and Successor periods included within 2021. The increase in 2022 compared to the combined Predecessor and Successor periods included within the prior year is due to lower interest payments of $51.0 million, decreased transaction and integration costs of $41.1 million, loss on termination of interest rate swaps of $20.1 million incurred in the Predecessor period in 2021 and $56.8 million of accounts receivable sold on the Receivables Facility as of December 31, 2022 compared to no accounts receivable sold as of December 31, 2021. Cash receipt in the third quarter of 2021 for a long term revenue contract that was paid in advance partially offset the increase in 2022.

Cash flows from investing activities

Cash used in investing activities in 2022 totaled $553.7 million. Cash used in investing activities in 2022 includes capital expenditures of $482.8 million primarily associated with extending the Company's fiber network, the acquisition of Agile for $65.5 million and the purchase of perpetual licenses for a block of IP addressed for $6.8 million to be used as the Company continues to add internet subscribers as we extend the network.

Cash used in investing activities during the combined Predecessor and Successor periods included within 2021 totaled $1,955.3 million. Cash used in investing activities in the Successor period includes $1,620.7 million related to consideration transferred associated with the Merger Agreement. Consideration transferred includes payments to Common Shareholders, payments to Preferred Shareholders, and the extinguishment of existing debt and accrued interest under the Corporate Credit Agreement. In addition, cash used in investing activities for the combined Predecessor and Successor periods included within 2021 includes the acquisition of fiber assets from the Paniolo Cable Company, LLC (the “Paniolo Acquisition”) for $52.2 million and capital expenditures of $292.2 million primarily associated with extending the Company's fiber network.

Form 10-K Part II	Cincinnati Bell Inc.

Cash flows from financing activities

Cash provided by financing activities totaled $239.4 million in 2022 due to net borrowings of $223.0 million and $33.9 million on the Revolving Credit Facility due 2026 and Receivables Facility, respectively, partially offset by debt repayments of $20.3 million primarily related to the Term B-1 Loans, Term B-2 Loans and finance leases.

Cash provided by financing activities totaled $1,776.4 million during the combined Predecessor and Successor periods included within 2021 primarily due to the Merger and capital contributions by Red Fiber Parent LLC and the issuance of long-term debt in the third and fourth quarters. Proceeds from issuance of long-term debt include Term B-1 Loans and Term B-2 Loans which the net proceeds of $1,145.0 million were primarily utilized for the repayment of the 2024 Notes and 2025 Notes and debt issuance costs associated with the Term B-1 Loans, Term B-2 Loans and Revolving Credit Facility due 2026. The Company also issued long term debt of $23.0 million, the Paniolo fiber assets financing arrangement, to cover a portion of the Paniolo Acquisition. Dividends paid on the Company’s preferred stock totaled $10.2 million in the combined Predecessor and Successor periods included within 2021.

Future Operating Trends

Network

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide. We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that more than 80% of Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to approximately 70% and 65% subscribed to such speeds in 2021 and 2020, respectively. As of December 31, 2022, approximately 65% of internet customers in Hawaii subscribed to speeds of 100 megabits or more, compared to approximately 55% and 50% subscribed to such speeds in 2021 and 2020, respectively. In 2022, we started building outside of the Greater Cincinnati market in Dayton, Ohio and will continue to build addresses in this market throughout 2023. In order to support the Dayton network build, the Company has opened a sales office and purchased land and buildings for warehousing inventory and for central offices.

During 2023, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and FTTN. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers as well as FTTN and DSL internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to our acquisition of Hawaiian Telcom.

Form 10-K Part II	Cincinnati Bell Inc.

In 2023, we plan to invest approximately $350 million for Fioptics, including construction, installation and value-added services. Our focus for 2023 in the Cincinnati, Dayton and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, to upgrade the remaining FTTN addresses to FTTP addresses, increase penetration, and drive operational efficiencies. We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides. Furthermore, we will apply a similar strategy as we identify opportunities to expand our network footprint in areas outside the Greater Cincinnati market and pursue out of market subsidized fiber build opportunities. The planned construction of the fiber network build could be negatively impacted by availability of staffing and third party contractors that will be necessary in order to meet our construction targets. Additionally, issues in the supply chain and obtaining the necessary equipment and supplies may also impact the planned construction timeline. As we expand outside of the Greater Cincinnati market, there could be a need for additional real estate and building space for central offices and sales offices to support new markets.

For our enterprise fiber customers, we expect to continue to see a migration from Legacy products and copper-based technology to higher bandwidth fiber solutions as evidenced by the 51% and 11% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, in 2022 compared to the combined Predecessor and Successor periods included within 2021.

IT Services and Hardware

The Company's strategy for future growth is to diversify the geographies in which it operates and grow revenue in each of the practices. In 2023, the Company will continue to focus on expanding products and services to our customer base with our full stack of products from simple hardware sales through managed voice and software defined network management, creating contractual recurring revenue streams. As more customers migrate to the public cloud, we will see declines in the demand for Infrastructure products. However, this trend can provide an opportunity in the form of consulting as we have IT professionals that can develop the strategy to guide customers through this migration. As a result of expanding the customer base and increasing sales with existing customers, we expect revenue to grow by approximately 10% compared to 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our material contractual obligations and borrowings as of December 31, 2022:

	Payments due by Period
(dollars in millions)	Total	Within the next 12 months	Beyond the next 12 months
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,681.8	$34.3	$1,647.5
Interest payments (2)	389.4	60.9	328.5
Finance leases (3)
Principal amount	53.0	9.9	43.1
Interest payments (2)	12.5	3.4	9.1
Non-cancellable operating lease obligations	119.0	15.3	103.7
Purchase obligations (4)	391.2	391.2	—
Pension and postretirement benefits obligations (5)	56.5	10.3	46.2
Unrecognized tax benefits (6)	19.3	—	19.3
Other liabilities (7)	94.9	12.6	82.3
Total	$2,817.6	$537.9	$2,279.7

(1)
Excludes net unamortized discounts and fair value adjustments recorded on the Merger Date.
(2)
Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2022.
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
(5)
Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts due within the next 12 months include approximately $7 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past the next 12 months, its contractual obligation related to postretirement obligations only extends through 2023. Amounts for 2023 through 2032 include approximately $33 million of estimated cash contributions to the qualified pension plans with nominal cash contributions due within the next 12 months. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.
(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Beyond the next 12 months" column of the table above.
(7)
Includes contractual obligations primarily related to asset removal obligations, liabilities related to the pole license agreement obligation, a deferred vendor rebate and other financing arrangements.

The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2022, cannot be reasonably determined.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $19.3 million as of December 31, 2022. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

Reviewing the Carrying Values of Goodwill and Definite-lived Intangible Assets — We amortize intangible assets over their useful lives unless we determine such lives to be indefinite. We evaluate goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For impairment testing, goodwill has been assigned to reporting units which consist of the Company’s Network business, IT Services and Hardware business and Agile business.

The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. In connection with the Merger, goodwill and intangible assets were remeasured at fair value as of the Merger Date for the Network business and the IT Services and Hardware business. Goodwill and intangible assets for Agile were measured at fair value as of the Agile acquisition date on May 2, 2022. We perform our annual impairment tests in the fourth quarter on October 1st when our five-year plan is updated based on the following steps:

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

The Company performed a quantitative analysis of goodwill utilizing Step 1 guidance in 2022 for the Network business and the IT Services and Hardware business and concluded that the fair values exceeded the carrying values and goodwill was not impaired. The Company performed a qualitative assessment utilizing Step 0 guidance for the annual test for indefinite-lived intangible assets and concluded that it is more like than not that the fair values exceeded the carrying values and indefinite-lived intangible assets were not impaired. In addition, the Company performed a qualitative assessment for Agile goodwill due to the limited amount of time that passed from the acquisition date and the testing date and concluded that it is more like than not that the fair value exceeded the carrying value and goodwill was not impaired. In the Successor period of 2021, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair values exceeded the carrying values and goodwill and indefinite-lived intangible assets were not impaired. No goodwill or indefinite-lived intangible asset impairment losses were recognized in 2022, the Predecessor and Successor periods included within 2021, and 2020.

We use the income approach to determine the fair value of our definite-lived trade names and customer relationships intangible assets. Our projections used in the income approach to determine the fair value of our definite-lived trade names and customer relationships intangible assets include assumptions for growth rates of sales, costs, and profits, which are based on various long-range financial and operational plans. Additionally, discount rates used in the definite-lived intangible analysis are based on a weighted-average cost of capital, driven by interest rates, as well as credit ratings and financing abilities, among other factors.

Form 10-K Part II	Cincinnati Bell Inc.

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, operating margins, capital expenditures, terminal values, discount rate selection and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of the annual testing date, each reporting unit's fair value exceeded the carrying value of the reporting unit, and as such, there is no goodwill impairment.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2018.

The Company has net operating loss carryforwards at the federal, state and local levels. Federal net operating loss carryforwards are available to offset taxable income in current and future periods. On its 2022 income tax return to be filed in 2023, the Company expects to utilize the $55.8 million tranche of Federal operating loss carryforwards that would otherwise expire. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Despite the cumulative book loss incurred over the three-year period ended December 31, 2022, there are sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration. However, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain. Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. As a result of the Merger, Section 382 of the Internal Revenue Code and similar state provisions place potential limitations on the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $15.7 million and $18.4 million have been recognized as of December 31, 2022 and 2021, respectively. These valuation allowances are primarily against state and local net operating losses and state credits.

As of both December 31, 2022 and 2021, the liability for unrecognized tax benefits was $19.3 million. The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken. As of December 31, 2022, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.0 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

Accounting for Pension and Postretirement Obligations — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans. Actuarial gains (losses) and prior service costs (benefits) that arise during the period are recognized as a component of "Accumulated other comprehensive income" on the Consolidated Balance Sheets.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. In the fourth quarter of 2022, an amendment to the Hawaii postretirement health and life insurance plans was approved by the Union which decreased the maximum subsidy certain employees could receive for Medicare Part B Premiums to the standard amount. A remeasurement of the Hawaii postretirement health and life insurance plans was performed as of October 1, 2022. With the exception of the previously discussed amendment, no other amendments to the plans were made during 2022 or 2021.

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

Discount rate

A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. For the year ended December 31, 2022, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.40%. In the Successor and Predecessor periods included within 2021, the average discount rate used to value the Cincinnati pension plans was 2.70% and 2.60%, respectively, while the average discount rate used to value the Cincinnati postretirement plans was 2.80% and 2.60%, respectively. For the year ended December 31, 2022, the average discount rate used to value the Hawaii pension plans and postretirement plans was 5.40% and 5.50%, respectively. In the Successor and Predecessor periods included within 2021, the average discount rate used to value the Hawaii pension plans was 2.70% and 2.50%, respectively, while the average rate used to value the Hawaii postretirement plans was 2.90% and 2.80%, respectively. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2022.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. For the year ended December 31, 2022, the estimated long-term rate of return was 5.80% for the Cincinnati pension plan assets, 5.00% for the union Hawaii pension plan assets and 4.50% for the nonunion Hawaii pension plan assets. In the Successor and Predecessor periods included within 2021, the estimated long-term rate of return for both the Cincinnati pension plan assets and Hawaii pension plan assets was 6.00%. The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were losses of 21.77% in 2022 and gains of 6.23% for the combined Predecessor and Successor periods included within 2021. Actual asset returns for the Hawaii pension trusts were losses of 26.20% in 2022 and gains of 6.57% for the combined Predecessor and Successor periods included within 2021. In our Successor period pension calculations, the market-related value of assets is equal to the fair market value. In our Predecessor period pension calculations, we utilized the market-related value of plan assets, which is a calculated asset value that recognizes changes in asset fair values in a systematic and consistent manner. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of both December 31, 2022 and 2021, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 6.5%. As of December 31, 2022, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.8% by the year 2032. As of both December 31, 2022 and 2021, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2022:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	Increase/
	% Point	Increase in	Increase in	Increase in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($13.5)/$13.5	($6.2)/$6.2	($2.0)/$2.1	$0.2/($0.2)
Expected return on assets	+/- 0.5%	n/a	($1.8)/$1.8	n/a	($0)/$0

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2022:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	Increase/
	% Point	Increase in	Increase in	Increase in	(Decrease) in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($5.3)/$5.3	($0.7)/$0.7	($3.0)/$3.3	$(0.0)/$0.2
Expected return on assets	+/- 0.5%	n/a	($0.7)/$0.7	n/a	n/a

At December 31, 2022, unrecognized actuarial net gains were $36.3 million and at December 31, 2021, unrecognized actuarial net gains were $3.4 million. The unrecognized net gains (losses) have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, healthcare costs and the amendment to the Hawaii postretirement health and life insurance plans in 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average life expectancy of current retirees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

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

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs. During 2022, the quarterly USF assessment rate remained near historic highs, leading for increasing calls from industry and consumer groups for the FCC to re-evaluate the USF contribution mechanism. Although there is no indication that the FCC intends to initiate a proceeding to do so in the near term, several lawsuits challenging the constitutionality of the USF are pending in various circuit courts and if any are successful could up-end the entire universal service regime.

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

In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction (Auction 903). Under this reverse auction, up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. CBT and Hawaiian Telcom were both winning bidders. As a result, CBT will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.2 million to build to 3,936 unserved locations. CBT and Hawaiian Telcom auction support distributions began in May 2019 and will continue until May 2029. The build out to all funded auction locations must be completed by December 31, 2025.

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

Infrastructure Investment and Jobs Act

On November 15, 2021, President Biden signed the $1 trillion Infrastructure Investment and Jobs Act (Public Law No. 117-58) (“IIJA”), which contains $65 billion for various broadband initiatives. The broadband funding includes $42.5 billion which will be distributed by the National Telecommunications and Information Administration (“NTIA”) to states for awards to public and private entities to expand broadband deployment to currently unserved or underserved areas. This NTIA funding cannot be released until the FCC releases an updated broadband map as it was charged to do by Congress in the March 2020 Broadband DATA Act (Public Law No. 116-130). The first iteration of the new broadband map was released by the FCC in November 2022. A nationwide public challenge process is currently underway and will be used to improve the accuracy of the map before the NTIA funding is released. An updated version of the map for use by NTIA is expected to be released in late second quarter 2023. In the meantime, the Company is closely monitoring the federal and state procedural rules drafting processes and continues to evaluate initiatives that will lay the foundation for potential participation once the funding is allocated to the states. The Company will pursue opportunities for funding where it deems it to be beneficial.

The IIJA replaced the COVID-19 Emergency Broadband Benefits ("EBB") with a longer term low-income broadband assistance program called the Affordable Connectivity Program (“ACP”) effective December 31, 2021. Congress appropriated $14.2 billion for the ACP and consumers were transitioned from the EBB program during the first quarter of 2022. Under the ACP, participating providers must make all of their broadband plans available to qualifying consumers and cannot reject a consumer due to unpaid balances the consumer may have with the provider. Because the ACP will be available on all broadband offerings and the IIJA requires more specific measures to increase awareness of the availability of the program, participation rates have increased significantly relative to the EBB program. Both Cincinnati Bell Telephone and Hawaiian Telcom are participating in the ACP.

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

Terminating switched access and reciprocal compensation rates were phased out over a six-year period that concluded in 2018 for price cap carriers including CBT and Hawaiian Telcom. The plan contains a mechanism that enables ILECs to recover some of the lost revenue from increased end-user charges, which CBT and Hawaiian Telcom have utilized to the fullest extent possible. On October 9, 2020, the FCC released a Report and Order transitioning originating access charges for toll free calls to bill-and-keep over a three-year period. The Order does not provide a specific recovery mechanism for price cap companies to replace this lost revenue, finding instead that these companies can increase their existing Subscriber Line Charge or Access Recovery Charge to the extent they are otherwise able to do so. The impact on the Company due to this change has been minimal. CBT will adjust rates where possible to minimize the impact in future years as the phase-in continues.

Special Access/Business Data Services

In April 2017, based upon data collected from incumbent and competitive carriers, the FCC adopted a Report and Order finding that the market for all packet-based services, Ethernet services, TDM services above the DS3 level, and DS1 and DS3 transport services is competitive in all geographic markets and should no longer be subject to price regulation. Price regulation of TDM services of DS3 or below terminating to end users depends upon the competitive status of the county in which the service is provided. The FCC designated counties as competitive or non-competitive for these TDM end user services based upon historical data submitted by providers and purchasers of BDS in response to a mandatory data request issued in 2012 and supplemented with cable broadband deployment data submitted by providers in the FCC’s semi-annual broadband deployment report. Price regulation was eliminated for these TDM end user services in competitive counties. In non-competitive counties, price regulation continues, although carriers are permitted to offer contract tariffs and volume and term discounts. The Order required all price cap companies to remove all competitive BDS services from their tariffs by August 2020. The list of competitive and non-competitive counties released by the FCC designated all but two of the counties in the Company’s CBT ILEC territory as competitive, and in Hawaii, four of the five counties were deemed competitive. In November 2017, Hawaiian Telcom filed an application with the FCC to discontinue offering BDS services in Kalawao County (the non-competitive county). This application was granted in January 2018, and Hawaiian Telcom subsequently filed to detariff all BDS services statewide except for special federal government services, which were detariffed effective August 1, 2020. On August 1, 2020, CBT eliminated its tariffs for BDS services offered in its competitive counties which is nearly all of its BDS revenue.

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

Robocalls

During 2019, the FCC took several steps to mitigate the impact of illegal robocalls and spoofed calls on consumers and businesses, including the Chairman calling on the largest voice service providers to “voluntarily” adopt the secure telephone identity revisited signature-based handling of asserted information using tokens (“STIR/SHAKEN”) call authentication standards developed by the Alliance for Telecommunications Industry Standards (“ATIS”). In addition, in December 2019, Congress passed and President Trump signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“Pallone-Thune TRACED Act”). Under the Pallone-Thune TRACED Act, within 18 months, all voice service providers must implement the STIR/SHAKEN framework in their IP networks and take reasonable measures to implement an effective call authentication framework in their non-IP networks. During 2020, the FCC adopted several Orders to implement the provisions of the Pallone-Thune TRACED Act that require voice service providers to take proactive steps to mitigate the origination of illegal robocalls from their networks. The Company continues to take all steps necessary to comply with the new requirements.

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

In Ohio, statutory changes enacted by the Ohio General Assembly in 2005 gave the Public Utilities Commission of Ohio (“PUCO”) the authority to provide ILECs with pricing flexibility for basic local rates upon a showing that consumers have sufficient competitive alternatives (House Bill 218). As a result of that legislation, the Company received authority from the PUCO to increase its rates for basic local exchange service in eight of its Ohio exchanges. In September 2010, the Ohio General Assembly passed Substitute Senate Bill 162, which revised state policy concerning the provision of telecommunications service, repealed Ohio's alternative regulation legislation, and authorized additional pricing flexibility for ILEC basic local exchange service (“BLES” - a standalone access line not bundled with other services) upon a competitive showing by the ILEC. CBT filed an application for pricing flexibility under the new rules and, in January 2011, received authority to increase the monthly rate for a standalone local service line throughout its Ohio serving area by $1.25 annually. Nearly all other retail services were removed from rate regulation, including local service lines bundled with other services. Substitute SB 162 also provided cost savings and revenue opportunities resulting from revision of the PUCO's retail rules and service standards beginning in January 2011. In June 2015, House Bill 64 was enacted, which included provisions that could relieve ILECs from their carrier of last resort obligations, pending the outcome of the FCC’s IP Transition proceeding. As part of the provisions of HB 64, the PUCO is currently conducting a process that would assist in the identification of BLES customers that might not have a competitive alternative should the ILEC withdraw BLES as part of its transitioning from a circuit-switched TDM network to an IP Network. The 2015 rules have the potential to provide CBT with substantial regulatory relief in Ohio in the future; however, there is no impact in the near-term. Finally, in December 2018, the General Assembly passed House Bill 402 giving ILECs the ability to increase the monthly BLES rate by $2.00 annually and allowed them to seek approval for complete rate deregulation of BLES lines beginning in 2023 upon a demonstration that the ILEC has lost more than 50% of its access lines. CBT anticipates seeking approval for this rate deregulation during 2023. The 2018 legislation also limited the PUCO’s authority over other aspects of telecom regulation, including eliminating the PUCO’s authority to review and approve mergers and acquisitions for telecom companies.

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

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains "forward-looking" statements, as defined in federal securities laws including the Private Securities Litigation Reform Act of 1995, which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, and business trends are forward-looking statements. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “will,” “may,” “proposes,” “potential,” “could,” “should,” “outlook,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements, including, but not limited to:

•
volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results;
•
global health crises, such as the COVID-19 pandemic, have had an impact on the Company’s supply chain and could have a material impact on our customers and our vendors, which could adversely impact our business results and financial condition;
•
our commitment to Net Zero emissions in company operations by 2040 will be subject to significant costs and regulations which could impact our business operations, processes, and reputation;
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
•
our ability to attract and retain qualified personnel could disrupt our business and affect the Company's ability to meet key financial and business objects;
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
•
the Company may need additional financing in the future to meet our capital needs or to make opportunistic acquisitions, and such financing may not be available on terms favorable to the Company, if at all;
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
•
the Company’s future cash flows could be adversely affected if it is unable to fully realize its deferred tax assets;

Form 10-K Part II	Cincinnati Bell Inc.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Term B-1 Loans, Term B-2 Loans, Revolving Credit Facility due 2026, Receivables Facility, Paniolo fiber assets financing arrangement and Digital Access Ohio Advance, as well as changes in current rates compared to that of its fixed rate debt. Borrowings under the Credit Agreement use the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York as the benchmark for establishing the rate of interest. In the second quarter of 2022, the Receivables Facility was amended to replace the use of LIBOR with SOFR. Debt under the Paniolo fiber assets financing arrangement uses LIBOR as one of the benchmarks for establishing the rate of interest. Upon the discontinuation of LIBOR, the benchmark rate of interest for the Paniolo fiber assets financing arrangement will transition to SOFR in accordance with the terms of the arrangement. Borrowings under the Digital Access Ohio Advance use the long term applicable federal rate.

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

The Company's management periodically employs derivative and other financial instruments to manage exposure to interest rate risk and variable cash flows. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $110.2 million principal amount of fixed-rate debt outstanding as of December 31, 2022, excluding debt with a variable rate that is effectively fixed by related interest rate hedge contracts. The estimated aggregate fair market value of this debt was $98.2 million as of December 31, 2022. At December 31, 2022, the weighted average interest rate on fixed-rate debt is 6.5%.

At December 31, 2022, $375.0 million of our variable-rate debt was subject to non-designated floating-to-fixed interest rate swaps and $375.0 million of our variable-rate debt was subject to non-designated interest rate cap agreements. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2022 would increase by $10.9 million or decrease by $11.3 million. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the caps at December 31, 2022 would increase by $8.4 million or decrease by $7.2 million.

At December 31, 2022, the Company had remaining variable-rate borrowings not protected by non-designated interest rate swaps and interest rate caps of $821.6 million. The estimated aggregate fair market value of this debt was $813.8 million as of December 31, 2022. At December 31, 2022, the weighted average interest rate on this variable-rate debt was 6.7%. A hypothetical increase or decrease of 100 basis to the market interest rates associated with this variable-rate debt would result in our annual interest expense increasing or decreasing by $6.8 million.

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

Form 10-K Part II	Cincinnati Bell Inc.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting	67

Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP - PCAOB ID #238)	68

Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP - PCAOB ID #34)	71
Consolidated Balance Sheets	72

Consolidated Statements of Operations	73

Consolidated Statements of Comprehensive Income (Loss)	74

Consolidated Statements of Equity (Deficit)	75

Consolidated Statements of Cash Flows	76

Notes to Consolidated Financial Statements	77

Financial Statement Schedule:

For the year ended December 31, 2022, the periods January 1, 2021 through September 7, 2021 and September 8, 2021 through December 31, 2021 and the year ended December 31, 2020:

II — Valuation and Qualifying Accounts	142

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

March 22, 2023

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity (deficit), and of cash flows for the year ended December 31, 2022 and for the period from September 8, 2021 to December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2022 and for the period from September 8, 2021 to December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from September 8, 2021 to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Form 10-K Part II	Cincinnati Bell Inc.

Goodwill Impairment Assessment - Network Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $723.5 million as of December 31, 2022 and the goodwill associated with the Network segment was $545.9 million. The Network reporting unit goodwill represents a majority of the Network segment goodwill. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is based on a combination of valuation methods, including both income-based and market-based methods. The income approach relies on management’s estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumption, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Network reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a)future revenue growth rates, terminal growth rate, EBITDA margin assumption, and discount rate for the income approach and (b) peer group determination and market multiples selection for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the Network reporting unit; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the significant assumptions used by management related to (a) future revenue growth rates, terminal growth rate, EBITDA margin assumption, and discount rate for the income approach and (b) peer group determination and market multiple selections for the market approach. Evaluating management’s assumptions related to future revenue growth rates and EBITDA margin assumption involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of management’s assumptions related to terminal growth rate, discount rate, peer group determination, and market multiples selection.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 22, 2023

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of equity (deficit) and of cash flows including the related notes and financial statement schedule listed in the accompanying index of Cincinnati Bell, Inc. (Predecessor) (the “Company”) for the period from January 1, 2021 to September 7, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and cash flows of the Company for the period from January 1, 2021 to September 7, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareowners and Board of Directors of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows of Cincinnati Bell Inc. and subsidiaries (the “Company”) for the year ended December 31, 2020, and the related notes and the schedule for the year ended December 31, 2020 listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 25, 2021

We began serving as the Company’s auditor in 2005. In 2021, we became the predecessor auditor.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$9.4	$5.6
Receivables, less allowances of $12.0 and $3.6	447.8	450.2
Inventory, materials and supplies	103.4	57.1
Prepaid expenses	45.7	50.4
Other current assets	25.7	9.1
Total current assets	632.0	572.4
Property, plant and equipment, net	2,116.8	1,966.6
Operating lease right-of-use assets	73.1	44.3
Goodwill	723.5	646.3
Intangible assets, net	829.1	928.3
Deferred income tax assets	2.2	5.3
Other noncurrent assets	58.9	35.6
Total assets	$4,435.6	$4,198.8
Liabilities and Equity
Current liabilities
Current portion of long-term debt	$45.0	$19.7
Accounts payable	492.5	399.2
Unearned revenue and customer deposits	81.6	83.2
Accrued taxes	14.5	25.3
Accrued interest	2.0	1.9
Accrued payroll and benefits	52.5	41.9
Other current liabilities	47.8	45.5
Total current liabilities	735.9	616.7
Long-term debt, less current portion	1,656.0	1,428.9
Operating lease liabilities	66.1	40.2
Pension and postretirement benefit obligations	138.9	141.1
Pole license agreement obligation	43.6	46.2
Deferred income tax liabilities	98.2	139.6
Other noncurrent liabilities	118.6	96.0
Total liabilities	2,857.3	2,508.7
Equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(158.1)	(27.2)
Accumulated other comprehensive income	19.5	1.2
Shareowners' equity - controlling interest	1,577.5	1,690.1
Noncontrolling interests	0.8	—
Total equity	1,578.3	1,690.1
Total liabilities and equity	$4,435.6	$4,198.8

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Revenue	$1,796.0	$554.4	$1,138.7	$1,559.8
Costs and expenses
Cost of services and products, excluding items below	987.8	302.1	619.5	802.0
Selling, general and administrative, excluding items below	392.4	115.4	243.4	346.5
Depreciation and amortization	497.1	144.6	194.9	293.4
Loss on impairment of long-lived assets	2.7	—	—	—
Restructuring and severance related charges	2.0	0.6	1.2	16.9
Transaction and integration costs	11.3	0.8	54.8	35.0
Gain on sale of assets, net	—	—	(2.8)	—
Total operating costs and expenses	1,893.3	563.5	1,111.0	1,493.8
Operating (loss) income	(97.3)	(9.1)	27.7	66.0
Interest expense	90.1	28.3	89.1	134.2
Other components of pension and postretirement benefit plans (benefit) expense	(7.8)	(4.7)	6.4	14.1
Loss on extinguishment of debt, net	—	2.1	10.7	—
Other (income) expense, net	(13.6)	(0.3)	19.7	(1.2)
Loss before income taxes	(166.0)	(34.5)	(98.2)	(81.1)
Income tax benefit	(35.1)	(7.3)	(16.9)	(25.5)
Net loss	(130.9)	(27.2)	(81.3)	(55.6)
Preferred stock dividends	—	—	7.6	10.4
Net loss applicable to common shareowners	$(130.9)	$(27.2)	$(88.9)	$(66.0)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Net loss	$(130.9)	$(27.2)	$(81.3)	$(55.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(6.2)	(1.4)	1.2	2.2
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of $0.0, ($3.4)	—	—	(0.1)	(11.4)
Reclassification adjustment for net losses included in net income, net of tax of $5.8, $2.0	—	—	19.7	6.4
Defined benefit plans:
Net gain (loss) arising from remeasurement during the period, net of tax of $7.8, $0.8, $1.8, ($0.8)	25.1	2.6	6.0	(2.7)
Amortization of prior service benefits included in net income, net of tax of ($0.4), ($0.6)	—	—	(1.3)	(1.9)
Amortization of net actuarial (gain) loss included in net income, net of tax of ($0.2), $3.6, $4.4	(0.6)	—	12.0	14.9
Reclassification adjustment for pension settlement charges included in net income, net of tax of $0.9	—	—	—	2.9
Total other comprehensive income, net of tax	18.3	1.2	37.5	10.4
Total comprehensive loss	$(112.6)	$(26.0)	$(43.8)	$(45.2)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

	Controlling Interest
	6 3/4% Cumulative						Accumulated
	Convertible				Additional		Other
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive		Noncontrolling
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total	Interests	Total
Balance at September 8, 2021	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(27.2)	—	(27.2)	—	(27.2)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2	—	1.2
Capital contributions by Red Fiber Parent LLC	—	—	—	—	1,716.1	—	—	1,716.1	—	1,716.1
Balance at December 31, 2021	—	—	—	—	1,716.1	(27.2)	1.2	1,690.1	—	1,690.1
Net loss	—	—	—	—	—	(130.9)	—	(130.9)	—	(130.9)
Other comprehensive income	—	—	—	—	—	—	18.3	18.3	—	18.3
Partner contribution to Digital Access Ohio	—	—	—	—	—	—	—	—	0.8	0.8
Balance at December 31, 2022	—	$—	—	$—	$1,716.1	$(158.1)	$19.5	$1,577.5	$0.8	$1,578.3

Predecessor
Balance at December 31, 2019	3.1	$129.4	50.4	$0.5	$2,676.2	$(2,776.0)	$(170.1)	$(140.0)	$—	$(140.0)
Net loss	—	—	—	—	—	(55.6)	—	(55.6)	—	(55.6)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4	—	10.4
Shares issued under employee plans	—	—	0.3	—	—	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6	—	5.6
Dividends on preferred stock	—	—	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Balance at December 31, 2020	3.1	129.4	50.7	0.5	2,670.3	(2,831.6)	(159.7)	(191.1)	—	(191.1)
Net loss	—	—	—	—	—	(81.3)	—	(81.3)	—	(81.3)
Other comprehensive income	—	—	—	—	—	—	37.5	37.5	—	37.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3	—	4.3
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Dividends on preferred stock	—	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)	$—	$(250.4)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Cash flows from operating activities
Net loss	$(130.9)	$(27.2)	$(81.3)	$(55.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	497.1	144.6	194.9	293.4
Loss on impairment of long-lived assets	2.7	—	—	—
Loss on extinguishment of debt	—	2.1	10.7	—
Provision for loss on receivables	8.4	3.6	2.1	14.7
Unrealized gain on interest rate swaps	(13.7)	—	—	—
Noncash portion of interest expense (income)	5.4	(0.5)	4.0	5.5
Deferred income taxes	(42.3)	(8.6)	(21.1)	(27.7)
Pension and other postretirement payments (in excess of) less than expense	(16.1)	(7.6)	(0.2)	1.0
Stock-based compensation	—	—	4.3	5.6
Other, net	(1.3)	(0.1)	(5.2)	0.4
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(9.1)	(138.8)	51.1	(74.9)
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(48.1)	(11.8)	(29.4)	5.0
Increase in accounts payable	69.2	25.6	49.1	15.8
(Decrease) increase in accrued and other current liabilities	(1.4)	(19.5)	2.8	6.8
(Increase) decrease in other noncurrent assets	(5.2)	(8.4)	2.1	13.7
Increase in other noncurrent liabilities	6.5	21.6	8.8	2.4
Net cash provided by (used in) operating activities	321.2	(25.0)	192.7	206.1
Cash flows from investing activities
Capital expenditures	(482.8)	(127.0)	(165.2)	(223.6)
Acquisition of business, net of cash acquired	(65.5)	(1,620.7)	—	—
Purchase of indefinite-lived intangibles	(6.8)	—	—	—
Acquisition of Paniolo fiber assets	—	(1.7)	(50.5)	—
Wireless spectrum license purchase	—	—	—	(6.4)
Proceeds from sale of assets	2.3	—	9.1	3.5
Other, net	(0.9)	0.8	(0.1)	0.1
Net cash used in investing activities	(553.7)	(1,748.6)	(206.7)	(226.4)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	—	1,716.1	—	—
Proceeds from issuance of long-term debt	2.7	1,145.0	23.0	—
Net increase in corporate credit facility with initial maturities less than 90 days	223.0	—	7.0	10.0
Proceeds from borrowings on Receivables Facility	1,150.8	467.5	695.4	939.1
Payments on Receivables Facility	(1,116.9)	(497.7)	(693.4)	(888.9)
Repayment of debt	(20.3)	(1,004.2)	(13.4)	(22.4)
Debt issuance costs	(0.7)	(55.9)	(0.8)	(0.7)
Dividends paid on preferred stock	—	(2.4)	(7.8)	(10.4)
Other, net	0.8	—	(2.0)	(1.1)
Net cash provided by financing activities	239.4	1,768.4	8.0	25.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.1	—	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	6.8	(5.1)	(6.0)	5.6
Cash, cash equivalents and restricted cash at beginning of period	6.1	11.2	17.2	11.6
Cash, cash equivalents and restricted cash at end of period	$12.9	$6.1	$11.2	$17.2
The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2022, we operate our business through the following segments: Network, previously referred to as Entertainment and Communications, and IT Services and Hardware.

The Company has approximately 5,800 employees as of December 31, 2022. Approximately 22% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2026 and third quarter of 2028, respectively.

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

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; the valuation of credit losses for receivables and deferred income taxes; reserves recorded for income tax exposures; assets and liabilities related to employee benefits; the valuation of deferred costs under Accounting Standards Codification ("ASC") 606, “Revenue Recognition”; purchase price allocation for acquired businesses; and the valuation of intangible assets and goodwill. In the normal course of business, the Company is also subject to various regulatory and tax proceedings, lawsuits, claims and other matters. The Company believes adequate provision has been made for all such asserted and unasserted claims in accordance with GAAP. Such matters are subject to many uncertainties and outcomes that are not predictable with assurance. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

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

Variable Interest Entity — The Company holds a controlling interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with ASC 810-10 "Consolidation." The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. DAO is consolidated with the equity owned by the other joint venture member shown as noncontrolling interests in our Consolidated Balance Sheets. For the year ended December 31, 2022, results of operations of DAO were nominal. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds invested by Agile IWG Holdings, LLC (“Agile”) in a new entity that commenced operations in the fourth quarter of 2022. Restricted cash as of December 31, 2021 consists of funds held in an escrow account related to a cost method investment. Restricted cash in the Predecessor period consists of funds held in an escrow account associated with the acquisition of substantially all of the operating assets of Paniolo Cable Company, LLC (“Paniolo”). See Note 4 for further information related to this transaction. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets follows:

	Successor		Predecessor
(dollars in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$9.4	$5.6	$12.2
Restricted cash included in Other noncurrent assets	3.5	0.5	5.0
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$12.9	$6.1	$17.2

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, Verizon Communications Inc., which make up 21% and 26% of the outstanding accounts receivable balance at December 31, 2022 and 2021, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2022 and 2021, unbilled receivables totaled $66.9 million and $70.8 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for credit losses in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. As of the Merger Date, the Company measured their receivables at fair value in accordance with ASC 805.

Form 10-K Part II	Cincinnati Bell Inc.

Factoring Arrangements — In the second quarter of 2018, the Company executed an amendment of its Receivables Facility that includes an option for Cincinnati Bell Funding LLC (“CBF”) to sell certain receivables, on a non-recourse basis, directly to PNC Bank. The terms of the factoring arrangement provides for the factoring of certain receivables, which are purchased at the face amount of the receivable discounted at the annual rate of LIBOR plus a bank determined spread on the purchase date. In the second quarter of 2022, the Company executed an amendment of its Receivables Facility, which replaced LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. Sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in ASC 860, "Transfers and Servicing." The fees recorded in relation to such sales of accounts receivable were $1.8 million in 2022 and immaterial in 2021, and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations. As of December 31, 2022, the outstanding balance of receivables sold under the terms of the factoring agreement was $56.8 million. As of December 31, 2021, there was no outstanding balance of receivables sold under the terms of the factoring agreement. See Note 7 for further information related to the Receivables Facility.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is allocated at the business segment level. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. For the year ended in 2022, to calculate fair value of the reporting units, management used a combination of methods, including both income-based and market-based methods. The income approach relies on estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumptions, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. No impairment losses were recognized in goodwill for the year ended in 2022, the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum and other perpetual licenses represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment losses were recognized on indefinite-lived intangible assets for the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. For the year ended December 31, 2022, the Company recorded a loss on impairment of long-lived assets of $2.7 million related to the impairment of leasehold improvements at the Company’s headquarters. In addition, amortization of the remaining leasehold improvements at the Company’s headquarters will be accelerated to reflect the update to management’s estimate of the remaining useful life. No impairment losses were recognized on long-lived assets for the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. The carrying value of these investments was $8.0 million and $7.0 million as of December 31, 2022 and 2021, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable. If indicators are present then an analysis is performed to determine if carrying value exceeds the estimated fair value. A nominal impairment was recognized for the cost method investments for the year ended December 31, 2022. No impairment losses were recognized for cost method investments for the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

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

Revenue derived from foreign operations was approximately 7% of consolidated revenue in 2022. Revenue derived from foreign operations was approximately 6% of consolidated revenue for both the Successor period and the Predecessor period included within 2021. Revenue derived from foreign operations was approximately 5% of consolidated revenue in 2020.

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

Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $25.1 million for the year ended 2022, $7.1 million and $12.8 million for the Successor and Predecessor periods in 2021, respectively, and $15.6 million for the year ended December 31, 2020.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue totaled $32.9 million for the year ended December 31, 2022, $13.2 million and $27.2 million in the Successor and Predecessor periods in 2021, respectively, and $32.2 million for the year ended December 31, 2020. The amounts recorded as expense totaled $36.9 million for the year ended December 31, 2022, $13.7 million and $32.1 million in the Successor and Predecessor periods in 2021, respectively, and $34.2 million for the year ended December 31, 2020. We record all other federal taxes collected from customers on a net basis.

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

In connection with the consummation of the Merger, certain previously granted stock-based awards vested on the Closing Date per the terms of the change of control clauses in each plan and were paid at the share purchase price of $15.50. As a result, the following awards vested and were paid on the date of acquisition: (i) time-based restricted stock units and performance-based stock units associated with the 2019 – 2021 long-term incentive plan granted under the 2017 Long-Term Incentive Plan; (ii) time-based restricted stock units granted to non-employee directors in 2020 under the 2017 Stock Plan for Non-Employee Directors; and (iii) time-based restricted stock units granted under the Hawaiian Telcom 2010 Equity Incentive Plan in the first quarter of 2018 which the Company assumed responsibility for the eventual payout upon the acquisition of Hawaiian Telcom. Due to the accelerated vesting and cash payment of these awards, the Company recorded additional compensation expense of $9.3 million to “Selling, general and administrative” expense in the Predecessor period of 2021 on the Consolidated Statements of Operations. As of December 31, 2022 and 2021, there are no outstanding awards granted under the 2017 Long-Term Incentive Plan, 2017 Stock Plan for Non-Employee Directors and Hawaiian Telcom 2010 Equity Incentive Plan.

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

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Consolidated Statements of Operations or "Accumulated Other Comprehensive Income." The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of "Accumulated Other Comprehensive Income" in stockholder's equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. Derivatives that do not qualify as hedges are adjusted to fair value through earnings in the current period. All cash flows associated with the Company’s derivative instruments are classified as operating activities in the Consolidated Statements of Cash Flows.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was amended in December 2022 by the provisions of ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company does not expect the standard to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.
Revenue

The Network segment provides products and services to both consumer and enterprise customers that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both consumer and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers. Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States. Subsequent to the Company's acquisition of Agile, services provided by Agile are also included in Enterprise Fiber.

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

As of December 31, 2022, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $180.0 million. Approximately 60% of this revenue is related to an IRU contract entered into in the Successor period of 2021 to provide dedicated fiber routes for a period of 20 years (see Note 9). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2023	$15.2
2024	16.9
2025	16.9
2026	17.3
2027	17.2
Thereafter	96.5

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents the activity for the Company’s contract assets:

	Successor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions	0.7	0.8	1.5	3.5	0.4	3.9	4.2	1.2	5.4
Amortization	—	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.2)	(0.2)	(0.4)
Balance as of December 31, 2021	0.7	0.7	1.4	3.3	0.3	3.6	4.0	1.0	5.0
Additions	2.2	2.6	4.8	11.3	1.6	12.9	13.5	4.2	17.7
Amortization	(0.4)	(0.6)	(1.0)	(2.6)	(0.9)	(3.5)	(3.0)	(1.5)	(4.5)
Balance as of December 31, 2022	$2.5	$2.7	$5.2	$12.0	$1.0	$13.0	$14.5	$3.7	$18.2

	Predecessor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of December 31, 2019	$8.0	$4.1	$12.1	$14.8	$2.3	$17.1	$22.8	$6.4	$29.2
Additions	3.6	2.2	5.8	9.4	3.5	12.9	13.0	5.7	18.7
Amortization	(8.1)	(2.4)	(10.5)	(8.4)	(2.2)	(10.6)	(16.5)	(4.6)	(21.1)
Balance as of December 31, 2020	3.5	3.9	7.4	15.8	3.6	19.4	19.3	7.5	26.8
Additions	2.5	2.6	5.1	7.2	0.4	7.6	9.7	3.0	12.7
Amortization	(5.2)	(1.9)	(7.1)	(6.7)	(1.1)	(7.8)	(11.9)	(3.0)	(14.9)
Balance as of September 7, 2021	$0.8	$4.6	$5.4	$16.3	$2.9	$19.2	$17.1	$7.5	$24.6

Fulfillment costs and costs of acquisition were remeasured in the Successor period of 2021 in accordance with ASC 805.

The Company recognizes a liability for cash received up-front for IRU contracts. At December 31, 2022 and 2021, $3.2 million and $2.2 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2022 and 2021, $74.2 million and $57.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Data	$523.3	$156.2	$334.6	$479.4
Video	193.6	60.4	131.8	193.8
Voice	230.8	76.4	177.3	262.8
Other	46.6	10.8	20.5	33.6
Total Network	994.3	303.8	664.2	969.6
Consulting	339.4	105.5	193.6	196.0
Cloud	101.7	31.9	66.4	86.2
Communications	222.3	68.5	149.1	215.0
Infrastructure Solutions	164.5	53.4	83.3	119.4
Total IT Services and Hardware	827.9	259.3	492.4	616.6
Intersegment revenue	(26.2)	(8.7)	(17.9)	(26.4)
Total revenue	$1,796.0	$554.4	$1,138.7	$1,559.8

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents revenues disaggregated by contract type:

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Network
Products and services transferred at a point in time	$27.3	$8.0	$15.8	$27.9
Products and services transferred over time	947.7	289.3	635.3	922.0
Intersegment revenue	19.3	6.5	13.1	19.7
Total Network	994.3	303.8	664.2	969.6
IT Services and Hardware
Products and services transferred at a point in time	167.2	59.4	90.1	127.9
Products and services transferred over time	653.8	197.7	397.5	482.0
Intersegment revenue	6.9	2.2	4.8	6.7
Total IT Services and Hardware	827.9	259.3	492.4	616.6
Total Revenue
Total products and services transferred at a point in time	194.5	67.4	105.9	155.8
Total products and services transferred over time	1,601.5	487.0	1,032.8	1,404.0
Total revenue	$1,796.0	$554.4	$1,138.7	$1,559.8

Form 10-K Part II	Cincinnati Bell Inc.

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

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Merger Date. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflect various fair value estimates and analyses, including work performed by third-party valuation specialists. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is complete.

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

During the second quarter of 2022, the Company recorded measurement period adjustments considered to be immaterial in nature which impacted “Property, plant and equipment,” “Goodwill,” and “Deferred income tax liability.” In the third quarter of 2022, an adjustment was recorded to reflect the Merger’s impact on state and local tax apportionment which resulted in an increase to “Deferred income tax liability” and to “Goodwill” of $4.3 million. During the fourth quarter of 2021, the Company recorded measurement period adjustments with the offset recorded as an increase or decrease to "Goodwill" which were considered to be immaterial in nature. Measurement period adjustments were applied retrospectively to the Merger Date.

Form 10-K Part II	Cincinnati Bell Inc.

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

Transaction costs were expensed as incurred and recorded to “Transaction and integration costs” on the Consolidated Statements of Operations. Cincinnati Bell Inc. incurred transaction costs associated with the Merger Agreement of $1.2 million in 2022, $0.8 million and $54.6 million in the Successor and Predecessor periods of 2021, respectively, and $9.8 million in 2020. Transaction costs of $44.0 million that were paid on the Merger Date were recorded in the Predecessor period of 2021 and included as an assumed liability. Additionally, $2.9 million of severance associated with a change of control clause in an employee’s contract was recorded in the Predecessor period of 2021 with the final payments completed in 2022. Transaction-related bonuses of $5.3 million were also recorded in the Predecessor period of 2021 but due to timing of payroll, were paid prior to the Merger Date.

Additional expenses recorded in the Predecessor period of 2021 include certain stock-based compensation awards that were accelerated upon the Merger Date, which resulted in an expense of $9.3 million that was recorded to SG&A, and Loss on Extinguishment of Debt of $10.7 million due to the repayment of the Corporate Credit Agreement at the Effective Time. Stock-based compensation was paid on the Merger Date and included in the cash consideration for Cincinnati Bell Inc. stock.

Prior to entering into the Merger Agreement, the Company previously entered into an Agreement and Plan of Merger, dated December 21, 2019, (as amended from time to time, the “Brookfield Merger Agreement”) with affiliates of the Brookfield Infrastructure Group (“Brookfield”), the infrastructure investment division of Brookfield Asset Management, which was subsequently amended. On March 13, 2020, the Company terminated the Brookfield Merger Agreement and entered into the Merger Agreement. In connection with the termination of the Brookfield Merger Agreement in the first quarter of 2020, the Company paid to an affiliate of Brookfield a termination fee of $24.8 million as required by the terms of the Brookfield Merger Agreement. The termination fee is recorded in “Transaction and integration costs” on the Consolidated Statements of Operations in the Predecessor period of 2020.

Form 10-K Part II	Cincinnati Bell Inc.

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Consolidated Balance Sheets. As of December 31, 2022, $0.5 million and $21.8 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Consolidated Balance Sheets. As of December 31, 2021, $0.5 million and $22.3 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Consolidated Balance Sheets.

Acquisition of Agile IWG Holdings, LLC

On May 2, 2022 (“Agile Acquisition Date”), the Company acquired Agile, based in Canton, Ohio for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The cash portion of the purchase price was funded through borrowings under the Receivables Facility and the Revolving Credit Facility (see Note 7).

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the Agile Acquisition Date. The allocation disclosed below is considered preliminary in nature due to the ongoing work by management, with the assistance of third party experts, to refine the fair value estimates. The Company considers the allocation and fair value estimates of property, plant and equipment, ROU Assets and Liabilities, Intangible Assets and Goodwill to be preliminary in nature as of December 31, 2022. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Agile Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of Agile will be applied retrospectively to the Agile Acquisition Date.

Form 10-K Part II	Cincinnati Bell Inc.

The Company incurred $2.1 million in acquisition expenses related to the Agile acquisition in 2022. No expenses related to the Agile acquisition were recorded in the Predecessor period in 2021 or the Successor period in 2021. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

Based on fair value estimates, the purchase price has been allocated on a preliminary basis to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Agile
Assets acquired
Receivables and other current assets	$1.8
Property, plant and equipment	10.2
Operating lease right-of-use assets	27.8
Intangible assets	19.4
Goodwill	39.4
Total assets acquired	98.6
Liabilities assumed
Accrued expenses and other current liabilities	2.5
Operating lease liabilities	25.7
Deferred income tax liability	4.4
Other noncurrent liabilities	0.5
Total liabilities assumed	33.1
Net assets acquired	$65.5

In connection with this acquisition, the Company recorded goodwill attributable to a diversified customer base and acquired workforce with industry expertise. The goodwill related to this acquisition is not deductible for tax purposes.

During the third quarter of 2022, the Company recorded measurement period adjustments for Agile to reflect refinements in fair value estimates in addition to a working capital adjustment of $0.4 million that increased the purchase price to $65.5 million. Most significant adjustments recorded were related to the acquired operating leases included in "Operating lease right-of-use assets” and "Operating lease liabilities,” deferred tax liabilities included in “Other noncurrent liabilities” and “Intangible assets.” The offset to these adjustments were recorded as a net decrease to “Goodwill.” In the fourth quarter of 2022, a measurement period adjustment was recorded to reflect the tax impact on the estimated fair value of property, plant and equipment and intangible assets acquired which resulted in an increase to “Deferred income tax liability” and to “Goodwill” of $4.4 million. In addition, the Company recorded a measurement period adjustment considered to be immaterial in nature which impacted "Receivables and other current assets" and "Goodwill" in the fourth quarter of 2022.

Based on fair value estimates, the identifiable intangible assets acquired are as follows:

(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$16.0	15 years
Trade names	2.3	10 years
Technology	1.1	7 years
Total identifiable intangible assets	$19.4

Form 10-K Part II	Cincinnati Bell Inc.

5.
Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2022	2021	Lives (Years)
Land and rights-of-way	$132.8	$132.3	20 – Indefinite
Buildings and leasehold improvements	201.3	183.5	5 – 40
Network equipment	1,970.5	1,566.9	2 – 50
Office software, furniture, fixtures and vehicles	135.2	109.8	2 – 14
Construction in process	112.2	72.2	n/a
Gross value	2,552.0	2,064.7
Accumulated depreciation	(435.2)	(98.1)
Property, plant and equipment, net	$2,116.8	$1,966.6

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

In 2022, the Company identified an error in depreciation expense primarily related to capitalized office software costs resulting in the overstatement of depreciation expense. The Company recorded an after-tax adjustment of $10.5 million, of which $4.0 million related to the 2021 successor period. The impact of the out of period correction is immaterial to the current annual and 2021 successor period consolidated financial statements.

Depreciation expense on PP&E, including assets accounted for as finance leases, totaled $375.7 million in 2022, $103.2 million and $185.0 million in the Successor and Predecessor periods of 2021, respectively, and $279.0 million in 2020. The portion of depreciation expense associated with cost of providing services was 91% in 2022, 84% and 85% for the Successor and Predecessor periods of 2021, respectively, and 86% in 2020. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years.

The Company recorded a loss on impairment of long-lived assets of $2.7 million in the third quarter of 2022 related to the impairment of leasehold improvements at the Company’s headquarters. No asset impairment losses were recognized on PP&E in the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

6.
Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

	Successor
(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—
Activity during the year
Merger	157.4	488.9	646.3
Goodwill, balance as of December 31, 2021	157.4	488.9	646.3
Activity during the year:
Adjustments to prior year Merger	2.5	2.2	4.7
Acquisition of Agile	—	39.4	39.4
Adjustments to postretirement and other benefit obligations (Note 11)	19.6	15.4	35.0
Currency translations	(1.9)	—	(1.9)
Goodwill, balance as of December 31, 2022	$177.6	$545.9	$723.5

	Predecessor
(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2020	$149.1	$12.4	$161.5
Activity during the year
Currency translations	0.7	—	0.7
Goodwill, balance as of September 7, 2021	$149.8	$12.4	$162.2

As mentioned in Note 4, in connection with the Merger, the Company’s assets and liabilities were measured at fair value as of the date of the Merger. The allocation of goodwill to our Network reporting unit and IT Services and Hardware reporting unit is complete at December 31, 2022. In addition, goodwill in the Network segment increased by $39.4 million due to the acquisition of Agile. See Note 4 for further information related to the Agile acquisition.

No impairment losses were recognized in goodwill for the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and the year ended December 31, 2020. During the annual review performed in the fourth quarter of 2022, we completed a Step 1 or Quantitative assessment and determined that the fair value of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

Form 10-K Part II	Cincinnati Bell Inc.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2022			December 31, 2021
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$862.1	$(140.7)	$721.4	$850.0	$(36.2)	$813.8
Trade names	109.5	(20.5)	89.0	108.0	(5.0)	103.0
Technology	6.0	(1.0)	5.0	5.0	(0.2)	4.8
Total	977.6	(162.2)	815.4	963.0	(41.4)	921.6
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	6.9	—	6.9	6.7	—	6.7
Perpetual licenses	6.8	—	6.8	—	—	—
Total intangible assets	$991.3	$(162.2)	$829.1	$969.7	$(41.4)	$928.3

In connection with the Merger, the Company recorded $963.0 million of finite-lived intangible assets and $6.6 million of indefinite-lived intangible assets representing the fair values at the Merger Date. As a result of the acquisition of Agile, the Company recorded $19.4 million of finite-lived intangible assets representing preliminary fair value at the Agile Acquisition Date. See Note 4 for additional information regarding the Merger and the acquisition of Agile. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

During the third quarter of 2020, the Company participated in Auction 105 conducted by the FCC for Priority Access Licenses of the Citizens Band Radio Service Spectrum (“CBRS”). The Company was the winning bidder of 56 wireless spectrum licenses in 17 Greater Cincinnati, Dayton and Hawaiian counties that allow the Company to further expand broadband coverage across its operating footprint. The licenses were transferred to the Company in the fourth quarter of 2020. The Company elected to perform a qualitative impairment assessment in the fourth quarter of 2022 and concluded that the CBRS priority access licenses are not impaired.

During the fourth quarter of 2022, the Company purchased perpetual licenses for a block of IP addresses to be used as the Company continues to extend our fiber network and add internet subscribers.

The Company’s finite-lived intangible assets recorded in the Predecessor period were established in connection with completed acquisitions. They were amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The amortization expense for finite-lived intangible assets was $121.4 million in 2022, $41.4 million and $9.9 million in the Successor and Predecessor periods in 2021, respectively, and $14.4 million in 2020. No impairment losses were recognized on intangible assets for the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and the year ended December 31, 2020.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

Form 10-K Part II	Cincinnati Bell Inc.

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2023	$114.7
2024	105.4
2025	93.6
2026	86.5
2027	79.3
Thereafter	335.9
Total	$815.4

7.
Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,	December 31,
(dollars in millions)	2022	2021
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
7 1/4% Notes due 2023(1)	22.8	—
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.3	0.5
Finance lease liabilities	9.9	7.2
Current portion of long-term debt	45.0	19.7
Long-term debt, less current portion:
Receivables Facility	186.9	153.6
Credit Agreement - Revolving Credit Facility	223.0	—
Credit Agreement - Term B-1 Loans	490.0	495.0
Credit Agreement - Term B-2 Loans	637.0	643.5
7 1/4% Notes due 2023(1)	—	24.0
Various Cincinnati Bell Telephone notes (1)	96.4	97.5
Paniolo Fiber Assets Financing Arrangement	21.8	22.3
Digital Access Ohio Advance	0.9	—
Other financing arrangements	—	0.4
Finance lease liabilities	43.1	42.3
	1,699.1	1,478.6
Net unamortized discount	(4.3)	(4.9)
Unamortized note issuance costs	(38.8)	(44.8)
Long-term debt, less current portion	1,656.0	1,428.9
Total debt	$1,701.0	$1,448.6

(1)
As of December 31, 2022, the net carrying amounts of the 7 1/4% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $0.5 million and $8.5 million, respectively. As of December 31, 2021, the net carrying amounts of the 7 1/4% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments related to the Merger of $1.7 million and $9.6 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Form 10-K Part II	Cincinnati Bell Inc.

Credit Agreement (effective 2021)

In connection with the Merger Agreement, at the Effective Time (the date on which the Effective Time occurred, the “Closing Date”), the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the former Corporate Credit Agreement. The Credit Agreement initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility due 2026”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility due 2026 matures in September 2026 and the Term B-1 Loans mature in September 2028. Borrowings under the Term B-1 Loans were used to refinance existing company indebtedness, finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, and for working capital and general corporate purposes. Borrowings under the Revolving Credit Facility due 2026 may be used to provide ongoing working capital as well as for other general corporate purposes of the Company.

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

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility due 2026, increasing the total commitments under the Revolving Credit Facility due 2026 to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility due 2026. At December 31, 2022, borrowings under the Revolving Credit Facility due 2026 were $223.0 million, leaving $177.0 million available. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR.

As a result of the Amendment No. 1 in 2021, the Company incurred deferred financing costs of $4.3 million and $9.7 million related to the Incremental Term B-1 Loans Increase and the Term B-2 Loans, respectively, and capitalized the amounts as a reduction to the outstanding debt balances in 2021. In addition, the Company incurred deferred financing costs of $1.3 million related to increasing the capacity of the Revolving Credit Facility due 2026 and capitalized the amount to “Other noncurrent assets” on the Consolidated Balance Sheets in 2021.

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

Corporate Credit Agreement (effective 2017)

In connection with the Merger Agreement, at the Effective Time, the outstanding loans under the Corporate Credit Agreement, dated as of October 2, 2017, were paid in full together with accrued interest and unpaid fees. As a result of the Company terminating the Corporate Credit Agreement, certain previously deferred costs and unamortized discount associated with the Corporate Credit Agreement’s Revolving Credit Facility and Tranche B Term Loan due 2024 were written off in the Predecessor period of 2021. The loss on extinguishment of debt associated with the transaction was $10.7 million.

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the second quarter of 2022, the Company executed amendments to its Receivables Facility, which replaced, amended and added certain provisions and definitions including the replacement of LIBOR with SOFR, a rate equal to the secured overnight financing rate as administered by the Federal Reserve Bank of New York. The Receivables Facility is subject to renewal in June 2023 and has a termination date in June 2024. The maximum borrowing limit for loans and letters of credit under the Receivables Facility is $215.0 million in the aggregate. The available borrowing capacity is calculated monthly based on the quantity and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. At December 31, 2022, the available borrowing capacity was $215.0 million. Of the total borrowing capacity of $215.0 million, there were $186.9 million of outstanding borrowings and $19.3 million of outstanding letters of credit, leaving $8.8 million available as of December 31, 2022.

Interest on the Receivables Facility is based on the SOFR rate plus 1.4%. The average interest rate on the Receivables Facility was 3.3% in 2022. The Company pays letter of credit fees on letters of credit drawn under the securitization facility and also pays commitment fees on the unused portion of the total facility.

Form 10-K Part II	Cincinnati Bell Inc.

Under this agreement, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”) or Cincinnati Bell Funding Canada Ltd. ("CBFC"), wholly-owned consolidated subsidiaries of the Company. Although CBF and CBFC are wholly-owned consolidated subsidiaries of the Company, CBF and CBFC are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF or CBFC, such accounts receivable are legally assets of CBF and CBFC and, as such, are not available to creditors of other subsidiaries or the parent company. The Receivables Facility includes an option for CBF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of December 31, 2022, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $56.8 million.

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

On January 31, 2023, the Company, together with certain of its U.S. and Canadian subsidiaries, made certain amendments (the “Amendments”) to the Company’s Receivables Facility. The Amendments amend the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivable Facility into two separate facilities, with (A) the existing Receivable Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivable Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries of the Company including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivable Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026.

In conjunction with the Amendments, certain U.S. subsidiaries, as originators, began selling their respective trade receivables on a continuous basis to CBTS Funding LLC (“CBTSF”), a wholly-owned consolidated subsidiary of the Company. Although CBTSF is a wholly-owned consolidated subsidiary of the Company, CBTSF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBTSF, such accounts receivable are legally assets of CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company.

In addition, certain of our variable rate debt, including debt under the Paniolo fiber assets financing arrangement (defined below), uses LIBOR as one of the benchmarks for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark in the future or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. Upon the discontinuation of LIBOR, the benchmark rate of interest for the Paniolo fiber assets financing arrangement will transition to SOFR in accordance with the terms of the arrangement.

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

Paniolo Fiber Assets Financing Arrangement

In connection with the Paniolo Acquisition in the third quarter of 2021, the Company’s wholly-owned subsidiary, Hawaiian Telcom Inc. (“HTI”), entered into a purchase money financing agreement to finance a portion of the Paniolo Acquisition. The Paniolo fiber assets financing arrangement provides for a five-year $23.0 million loan secured by the Paniolo assets acquired in the transaction. Borrowings under the Paniolo fiber assets financing arrangement bear interest at a rate per annum equal to LIBOR plus 3.0%. Upon the discontinuation of LIBOR, the benchmark rate of interest will transition to SOFR in accordance with the terms of the arrangement. The Company guarantees HTI’s borrowings under the Paniolo fiber assets financing arrangement.

Digital Access Ohio Advance

The Company holds an interest in DAO (Note 1), which entered into a secured promissory note ("Digital Access Ohio Advance") to finance a portion of DAO's operations. The Digital Access Ohio Advance matures in July 2033, and the total borrowings shall not exceed $20.0 million in the aggregate. Borrowings under the Digital Access Ohio Advance bear interest at a rate per annum equal to the long term applicable federal rate plus 1.0%. The interest will continue to accrue and is due either upon maturity in July 2033 or upon repayment if that occurs prior to the maturity date. The Company guarantees DAO's borrowings under the Digital Access Ohio Advance. In the fourth quarter of 2022, DAO received initial funding resulting in borrowings under the Digital Access Ohio Advance of $0.9 million.

Finance Lease Liabilities

Finance lease liabilities represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements for the five years subsequent to December 31, 2022, and thereafter:

		Other
		financing
(dollars in millions)	Debt	arrangements
Year ended December 31,
2023	$34.3	$0.3
2024	198.9	—
2025	12.0	—
2026	255.3	—
2027	11.5	—
Thereafter	1,169.8	—
	1,681.8	0.3
Net unamortized discount	(4.3)	—
Unamortized note issuance costs	(38.8)	—
Total debt	$1,638.7	$0.3

Form 10-K Part II	Cincinnati Bell Inc.

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. The Company incurred deferred financing costs of $0.1 million related to amending the Receivables Facility in 2022. In the Predecessor period of 2021, the Company incurred deferred financing costs of $1.0 million related to consent solicitation fees incurred for the Company’s notes and amending and renewing revolving credit agreements. As a result of the Company terminating the Corporate Credit Agreement, deferred financing costs of $1.2 million and $6.1 million associated with the Corporate Credit Agreement’s Revolving Credit Facility and Tranche B Term Loan due 2024, respectively, were written off in the Predecessor period of 2021. In the Successor period of 2021, the Company incurred deferred financing costs of $53.4 million associated with the issuance and the Amendment No. 1 of the Credit Agreement. In addition, the Company incurred deferred financing costs in the Successor period of 2021 of $3.9 million related to the consent fees paid to the holders of the 2024 Notes and 2025 Notes. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $3.6 million in the Successor period of 2021.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2022 and 2021, deferred financing costs recorded to "Other non-current assets" totaled $5.3 million and $7.0 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $7.1 million in 2022, $2.0 million and $4.2 million in the Successor and Predecessor periods in 2021, respectively, and $5.9 million in 2020.

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

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility due 2026 would be available until the default was waived or cured.

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

Form 10-K Part II	Cincinnati Bell Inc.

8.
Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 3 and 5 years, its cell towers for terms between 2 and 21 years, its designated space on third party cell towers for terms between 2 and 55 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2071, some of which include options to extend the leases for up to 15 years.

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

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,	December 31,
(dollars in millions)	Balance Sheet Location	2022	2021
Operating lease assets, net of amortization	Operating lease right-of-use assets	$73.1	$44.3
Finance lease assets, net of amortization	Property, plant and equipment, net	16.5	10.7
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	12.7	9.6
Noncurrent operating lease liabilities	Operating lease liabilities	66.1	40.2
Total operating lease liabilities		78.8	49.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	9.9	7.2
Noncurrent finance lease liabilities	Long-term debt, less current portion	43.1	42.3
Total finance lease liabilities		$53.0	$49.5

The components of lease expense were as follows:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Operating lease cost	$14.6	$4.3	$8.1	$13.0
Short-term lease cost	0.3	0.1	0.2	0.3
Variable lease cost	3.6	1.1	2.3	2.6
Finance lease cost:
Depreciation on leased assets	4.7	2.0	4.5	7.0
Interest on lease liabilities	3.5	1.2	2.9	4.5
Total lease cost	$26.7	$8.7	$18.0	$27.4

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental cash flow information related to leases was as follows:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.4	$1.2	$2.9	$4.4
Operating cash flows from operating leases	$11.1	$3.4	$7.2	$12.1
Financing cash flows from finance leases	$8.3	$3.9	$9.9	$16.6
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$12.2	$5.4	$11.5	$12.6
New finance leases	$12.3	$2.0	$3.8	$7.7

Additional quantitative information related to leases was as follows:

	December 31,	December 31,
Weighted Average Remaining Lease Term	2022	2021
Operating leases	12.06 years	7.30 years
Finance leases	5.67 years	6.96 years
Weighted Average Discount Rate
Operating leases	5.85%	5.27%
Finance leases	7.23%	6.99%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2023	$15.3	$13.3
2024	13.0	12.1
2025	11.0	9.3
2026	9.3	7.5
2027	7.5	7.6
Thereafter	62.9	15.7
Total future minimum lease payments	119.0	65.5
Less imputed interest	(38.8)	(12.5)
Total	$80.2	$53.0

As of December 31, 2022, we have additional future payments on operating leases that have not yet commenced for $1.4 million. These leases will commence in 2023 and have lease terms of seven to ten years.

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

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded lease income related to operating lease payments of $3.0 million in 2022, $0.9 million and $2.0 million in the Successor and Predecessor periods of 2021, respectively, and $2.9 million in 2020.

Form 10-K Part II	Cincinnati Bell Inc.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2022 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2023	$2.6
2024	2.3
2025	2.2
2026	2.2
2027	2.1
Thereafter	12.4
Total future minimum lease payments	23.8
Less imputed interest	(7.4)
Total	$16.4

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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (“HEC”) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $12.2 million recorded as of the Merger Date (see Note 10). As of December 31, 2022, the Company has a liability recorded of $46.6 million related to the payments for the use of the poles, of which $3.0 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets. As of December 31, 2021, the Company had a liability recorded of $48.7 million related to the payments for the use of the poles, of which $2.5 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility. The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $0.7 million recorded as of the Merger Date (see Note 10). As of December 31, 2022, the Company has a liability of $3.5 million related to the financing arrangement, of which $0.6 million is recognized within “Other current liabilities” and $2.9 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2021, the Company had a liability of $4.4 million related to the financing arrangement, of which $0.6 million is recognized within “Other current liabilities” and $3.8 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The future minimum payments under the base agreements, as well as the renewal options for each arrangement which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2023	$6.1
2024	5.8
2025	5.8
2026	5.8
2027	5.8
Thereafter	40.3
Total future minimum financing obligation payments	69.6
Less imputed interest	(19.5)
Total	$50.1

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

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $18.1 million and $19.5 million at December 31, 2022 and 2021, respectively, recorded in "Other noncurrent liabilities" and $1.4 million and $1.3 million at December 31, 2022 and 2021, respectively, recorded in "Other current liabilities" in the Consolidated Balance Sheets, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract terms range up to 25 years.

Dedicated Fiber Agreement

In the Predecessor period of the third quarter of 2021, the Company entered into an IRU agreement to provide dedicated fiber routes for a period of 20 years. During 2022, the Company incurred costs of $2.2 million, related to the dedicated fiber route build, with all such costs capitalized. Nominal costs were incurred by the Company in 2021. As of December 31, 2022, the Company has a liability of $52.9 million for services to be delivered related to up-front payments previously received, of which $1.4 million is recorded in “Other current liabilities” and $51.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. As of December 31, 2021, the Company had a liability of $33.2 million for services to be delivered related to an up-front payment received upon consummation of the agreement, of which $0.5 million was recorded in “Other current liabilities” and $32.7 million was recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The Company will receive additional up-front payments for the remaining contract revenue upon completing certain milestones related to the build of the dedicated fiber routes. Revenue for the IRU agreement will be recognized on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract term is 20 years.

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table presents the activity for the Company’s asset retirement obligations:

	Successor	Successor	Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021
Balance, beginning of period	$7.3	$7.3	$6.7
Liabilities incurred	—	—	0.4
Liabilities settled	(0.4)	(0.1)	—
Accretion expense	0.3	0.1	0.2
Balance, end of period	$7.2	$7.3	$7.3

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $19.3 million as of December 31, 2022. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2022 or 2021.

Purchase Commitments

The Company has purchase commitments and blanket purchase requisitions related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2022 and 2021, the minimum commitments associated with these arrangements that are noncancellable in nature, are not considered significant. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2022, cannot be reasonably determined.

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

The fair value of the Company's interest rate swaps and interest rate caps are impacted by the credit risk of both the Company and its counterparties. The Company has agreements with its derivative financial instrument counterparties that contain provisions providing that if the Company defaults on the indebtedness associated with its derivative financial instruments, then the Company could also be declared in default on its derivative financials instruments obligations. In addition, the Company minimizes nonperformance risk on its derivative instruments by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions.

The Company does not apply hedge accounting to the interest rate swaps and interest rate caps and records all mark-to-market adjustments directly to "Other (income) expense, net" in the Consolidated Statements of Operations. The fair values of the interest rate swaps and interest rate caps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2022, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2022	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$7.2	$—	$7.2	$—
Interest Rate Swap	Other noncurrent assets	$5.1	$—	$5.1	$—
Interest Rate Cap	Other current assets	$3.8	$—	$3.8	$—
Liabilities:
Interest Rate Cap	Other noncurrent liabilities	$2.4	$—	$2.4	$—

The following table summarizes the location of gains in the Consolidated Statements of Operations that were recognized during the year ended December 31, 2022, in addition to the derivative contract type:

		Year ended
(dollars in millions)	Statement of Operations Location	December 31, 2022
Interest Rate Swap	Other (income) expense, net	$(11.7)
Interest Rate Cap	Other (income) expense, net	$(0.3)

Interest Rate Hedges

In the second quarter of 2018, the Company entered into one forward starting non-amortizing interest rate swap with a notional amount of $300.0 million to convert variable rate debt to fixed rate debt. The interest rate swap became effective in June 2018 with an expiration date in June 2023. The interest rate swap resulted in interest payments based on an average fixed rate of 2.938% plus the applicable margin per the requirements in the Company's former Corporate Credit Agreement.

In the first quarter of 2019, the Company entered into three forward starting non-amortizing interest rate swaps, with a notional amount of $89.0 million each, to convert variable rate debt to fixed rate debt. The interest rate swaps became effective in March 2019 with expiration dates in March 2024. The interest rate swaps resulted in interest payments based on an average fixed rate per swap of 2.275%, 2.244% and 2.328% plus the applicable margin per the requirements in the Company's former Corporate Credit Agreement.

Upon inception, the interest rate swaps were designated as cash flow hedges under ASC 815, with gains and losses, net of tax, measured on an ongoing basis recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps was categorized as Level 2 in the fair value hierarchy as they were based on well-recognized financial principles and available market data.

The Company terminated four interest rate swaps in the Predecessor period of the third quarter of 2021 in connection with the repayment in full of the Term Loan B under the Company's former Corporate Credit Agreement that occurred as part of the Merger Agreement.

The amount of gains recognized in Accumulated Other Comprehensive Income ("AOCI") (effective portion) net of reclassifications into earnings is as follows:

	Successor	Successor	Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021
Interest Rate Swap	$—	$—	$5.3

Form 10-K Part II	Cincinnati Bell Inc.

The amount of losses reclassified from AOCI into earnings is as follows:

		Successor	Successor	Predecessor
		Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	Statement of Operations Location	December 31, 2022	December 31, 2021	September 7, 2021
Interest Rate Swap	Other (income) expense, net	$—	$—	$(20.1)
Interest Rate Swap	Interest expense	$—	$—	$(5.4)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2022 and December 31, 2021, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	December 31, 2022		December 31, 2021
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,686.5	$1,647.0	$1,443.0	$1,443.0
Other financing arrangements	50.1	45.3	53.1	51.7

* Excludes finance leases, other financing arrangements and note issuance costs

In connection with the Merger, the carrying values of the Company's long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2022 and December 31, 2021, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2022, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-K Part II	Cincinnati Bell Inc.

11.
Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $13.9 million in 2022, $4.0 million and $9.7 million in the Successor and Predecessor periods of 2021, respectively, and $13.1 million in 2020.

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

Unrecognized actuarial net gains and losses for the Cincinnati Plans (defined below) and the Hawaii Plans (defined below) are primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Additionally, in Hawaii, a favorable amendment to the postretirement health and life insurance plan generated unrecognized gains in the twelve months ended December 31, 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the excess is amortized over a defined term. In conjunction with remeasuring the pension and postretirement benefit obligations as of the Merger Date, the amortization period for the Cincinnati pension plans in the Successor period was updated to amortize the excess over the average remaining life expectancy of plan participants from the average future working lifetime which was utilized in the Predecessor period. This change did not have an impact in the 2021 Successor period as gains or losses were not generated until December 31, the next measurement date. Additionally in the Successor period, the market-related value of assets is equal to the fair market value. Previously, the market-related value of assets was determined using a five-year moving market average method. Except for these changes described related to the Cincinnati pension plans, no other changes to methodology were made in the Successor period as a result of the Merger.

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

During 2022, Hawaiian Telcom's pension plans made lump sum payments of $7.5 million resulting in a reduction of the plan benefit obligation of $7.5 million and a nominal pension settlement cost. During 2021, Hawaiian Telcom’s pension plans made lump sum payments of $1.9 million in the Successor period and $7.4 million in the Predecessor period resulting in a reduction of the plan benefit obligation of $1.9 million and $7.4 million, respectively. The Company recorded a nominal pension settlement gain in the Successor period as a result of the sum of the service cost and the interest cost component of the net pension cost exceeding lump sum payments to the plan participants. The Company recorded a pension settlement cost of $0.4 million in the Predecessor period as a result of lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost. During 2020, Hawaiian Telcom’s pension plans made lump sum payments of $15.1 million resulting in a reduction of the plan benefit obligation of $15.1 million and a pension settlement cost of $1.5 million.

In the third quarter of 2022, the Company identified a correction related to the Hawaiian Telcom postretirement health and life insurance plans liability. The adjustment resulted in an increase to the “Postretirement and Other Benefits liability” of $45.9 million, an increase to “Goodwill” of $35.0 million and reduction to “Deferred income tax liabilities” of $10.9 million on the Consolidated Balance Sheets. The impact of the correction is immaterial to current and prior period financial statements. The postretirement health and life insurance plan was amended in the fourth quarter of 2022 to limit the amount of Medicare Part-B premium reimbursements to the standard amount resulting in an actuarial gain of $4.7 million recorded to “Accumulated other comprehensive income."

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans for the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and for the year ended December 31, 2020 for the Cincinnati Plans and the Hawaii Plans. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and for the year ended December 31, 2020.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and postretirement (benefits) costs for these plans were comprised of:

	Pension Benefits				Postretirement and Other Benefits
	Successor		Predecessor		Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Service cost	$—	$—	$—	$—	$0.8	$0.1	$0.3	$0.4
Interest cost on projected benefit obligation	16.3	4.7	10.2	18.8	4.2	0.8	1.8	3.7
Expected return on plan assets	(27.5)	(10.2)	(19.9)	(29.0)	—	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	(0.2)	—	(1.7)	(2.5)
Actuarial loss (gain)	—	—	16.0	18.1	(0.6)	—	—	1.2
Pension settlement charges	—	—	—	3.8	—	—	—	—
Pension/postretirement (benefit) cost	$(11.2)	$(5.5)	$6.3	$11.7	$4.2	$0.9	$0.4	$2.8

Amortization of prior service benefit and actuarial loss (gain) in the year ended December 31, 2022 and in the Predecessor periods represent reclassifications from accumulated other comprehensive income.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits				Postretirement and Other Benefits
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Discount rate	2.70%	2.60%	2.40%	3.10%	2.80%	2.60%	2.40%	3.20%
Expected long-term rate of return	5.80%	6.00%	6.00%	6.00%	—	—	—	—
Cash balance interest credit rate	4.00%	4.00%	4.00%	4.00%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Hawaii Plans	Pension Benefits				Postretirement and Other Benefits
	Successor		Predecessor		Successor		Predecessor
	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Discount rate	3.90%	2.50%	2.30%	2.80%	3.70%	2.80%	2.60%	3.30%
Expected long-term rate of return	5.00%	6.00%	6.00%	6.00%	—	—	—	—
Cash balance interest credit rate	1.90%	1.10%	1.20%	2.00%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Form 10-K Part II	Cincinnati Bell Inc.

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

The Company utilized the Pri-2012/MP-2021 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2022 and 2021.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits			Postretirement and Other Benefits
	Successor		Predecessor	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$611.9	$633.3	$674.1	$100.9	$102.8	$109.6
Service cost	—	—	—	0.8	0.1	0.3
Interest cost	16.3	4.7	10.2	4.2	0.8	1.8
Hawaii Plan Adjustment	—	—	—	45.9	—	—
Plan Amendment	—	—	—	(4.7)	—	—
Actuarial (gain) loss (a) (b)	(146.3)	(11.4)	(17.0)	(37.1)	(0.6)	(4.0)
Benefits paid	(34.9)	(12.8)	(26.6)	(9.8)	(2.4)	(5.4)
Settlements (c)	(7.5)	(1.9)	(7.4)	—	—	—
Other	—	—	—	2.2	0.2	0.5
Benefit obligation at end of period	$439.5	$611.9	$633.3	$102.4	$100.9	$102.8
Change in plan assets:
Fair value of plan assets at beginning of period	$559.2	$571.8	$570.6	$3.3	$3.3	$3.1
Actual (loss) return on plan assets	(128.3)	1.3	32.5	0.1	—	0.1
Employer contributions	2.1	0.8	2.7	7.3	2.4	5.1
Benefits paid	(34.9)	(12.8)	(26.6)	(7.5)	(2.4)	(5.0)
Settlements (c)	(7.5)	(1.9)	(7.4)	—	—	—
Fair value of plan assets at end of period	390.6	559.2	571.8	3.2	3.3	3.3
Unfunded status	$(48.9)	$(52.7)	$(61.5)	$(99.2)	$(97.6)	$(99.5)

(a)
The actuarial (gain) recorded during the year ended December 31, 2022 and in the Successor and Predecessor periods in 2021 for the pension plans was primarily driven by an increase in the discount rate in each of the respective periods.
(b)
The actuarial (gain) recorded for the year ended December 31, 2022 for the postretirement plans was primarily driven by an increase in the discount rate, updated census data and the result of actual versus expected benefit payments. The actuarial (gain) recorded in the Successor and Predecessor periods in 2021 for the postretirement plans was primarily due to an increase in the discount rate and the result of actual versus expected benefit payments.
(c)
Participant elections to take lump sum payments that exceeded the settlement accounting threshold and have been categorized as settlements.

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Discount rate	5.40%	2.70%	2.60%	5.40%	2.80%	2.60%
Cash balance interest credit rate	4.00%	4.00%	4.00%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Discount rate	5.40%	2.70%	2.50%	5.50%	2.90%	2.80%
Cash balance interest credit rate	5.10%	1.30%	1.10%	—	—	—
Future compensation growth rate	—	—	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

	Successor		Predecessor
Cincinnati Plans	Year Ended	September 8, 2021 to	January 1, 2021 to
	December 31, 2022	December 31, 2021	September 7, 2021
Healthcare cost trend	6.50%	6.50%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.80%	4.50%	4.50%
Year the rates reach the ultimate trend rate	2032	2026	2025

Form 10-K Part II	Cincinnati Bell Inc.

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2022	2021	2022	2021
Accrued payroll and benefits (current liability)	$1.5	$2.0	$8.1	$7.8
Pension and postretirement benefit obligations (noncurrent liability)	47.4	50.7	91.1	89.8
Total	$48.9	$52.7	$99.2	$97.6

Amounts recognized in "Accumulated other comprehensive income" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2022	2021	2022	2021
Prior service (cost) benefit, net of tax of ($0.2)	—	—	(0.6)	—
Actuarial (loss) gain, net of tax of ($1.6), $0.7, $10.2, $0.1	(5.1)	2.0	32.8	0.6
Total	$(5.1)	$2.0	$32.2	$0.6

Amounts recognized in "Accumulated other comprehensive income" on the Consolidated Statements of Equity (Deficit) and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits			Postretirement and Other Benefits
	Successor		Predecessor	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Prior service cost recognized:		`
Reclassification adjustments	$—	$—	$—	$4.7	$—	$(1.7)
Actuarial gain (loss) recognized:
Reclassification adjustments	—	—	15.6	(0.8)	—	—
Actuarial (loss) gain arising during the period	(9.4)	2.7	29.5	37.6	0.7	4.0

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The current target allocations for the pension plan assets are 40% equity securities and 60% investment grade fixed income securities with the exception of the Hawaii pension plan for union employees that is 30% equity securities and 70% investment grade fixed income securities as a result of its funded status. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2022, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries. The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2022 and 2021 by asset category are as follows:

(dollars in millions)	December 31, 2022	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$71.5	$71.5	$—	$—
International equity index funds	74.5	74.5	—	—
Fixed income bond funds	244.5	244.5	—	—
Fixed income short-term money market funds	0.1	0.1	—	—
Group insurance contract	3.2	—	—	—
Total	$393.8	$390.6	$—	$—

(dollars in millions)	December 31, 2021	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$104.8	$104.8	$—	$—
International equity index funds	101.8	101.8	—	—
Fixed income bond funds	350.7	350.7	—	—
Fixed income short-term money market funds	1.9	1.9	—	—
Group insurance contract	3.3	—	—	—
Total	$562.5	$559.2	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy but is included in the totals above.

There were no contributions to our qualified pension plans in 2022 and the Successor period in 2021. Contributions to our qualified pension plans were $0.9 million in the Predecessor period in 2021 and $5.5 million in 2020. Contributions to our non-qualified pension plans were $2.2 million in 2022, $0.8 million in the Successor period in 2021, $1.8 million in the Predecessor period in 2021 and $2.2 million in 2020.

Based on current assumptions, contributions are expected to be nominal to the qualified plans and approximately $2 million to the non-qualified plans in 2023. Management expects to make cash payments of approximately $7 million related to its postretirement health plans in 2023.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2023	$47.2	$8.2	$(0.1)
2024	46.1	8.1	(0.1)
2025	44.8	8.0	(0.1)
2026	41.5	7.8	(0.1)
2027	39.2	7.7	(0.1)
Years 2028 - 2032	166.9	36.3	(0.2)

12.
Equity

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of December 31, 2022 and 2021, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Income (Loss)

Shareowners’ equity - controlling interest includes accumulated other comprehensive income (loss) that is comprised of pension and postretirement unrecognized prior service benefit (cost) and unrecognized actuarial (gain) loss, and foreign currency translation gain (loss). Shareowners’ equity - controlling interest also includes an accumulated other comprehensive loss recorded in the Predecessor periods for unrealized loss on cash flow hedges arising during the period.

Form 10-K Part II	Cincinnati Bell Inc.

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)
Successor	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Unrealized Loss on Cash Flow Hedges, Net		Foreign Currency Translation Gain (Loss)	Total
Balance as of September 8, 2021 (remeasured upon Merger)	$—		$—		$—	$—
Remeasurement of benefit obligations	2.6		—		—	2.6
Foreign currency loss	—		—		(1.4)	(1.4)
Balance as of December 31, 2021	$2.6		$—		$(1.4)	$1.2
Remeasurement of benefit obligations	25.1		—		—	25.1
Reclassifications, net	(0.6)	(a)	—		—	(0.6)
Foreign currency loss	—		—		(6.2)	(6.2)
Balance as of December 31, 2022	$27.1		$—		$(7.6)	$19.5

Predecessor
Balance as of December 31, 2020	$(138.8)		$(19.7)		$(1.2)	$(159.7)
Remeasurement of benefit obligations	6.0		—		—	6.0
Reclassifications, net	10.7	(a)	19.7	(b)	—	30.4
Unrealized loss on cash flow hedges arising during the period, net	—		(0.1)	(c)	—	(0.1)
Foreign currency gain	—		—		1.2	1.2
Balance as of September 7, 2021	$(122.1)		$(0.1)		$—	$(122.2)

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial (gain) loss, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans (benefit) expense" on the Consolidated Statements of Operations. See Note 11 for further disclosures.
(b)
These reclassifications are reported within "Interest expense" and “Other (income) expense, net” on the Consolidated Statements of Operations when the hedged transactions impact earnings.
(c)
The unrealized loss, net on cash flow hedges represents the change in the fair value of the derivative instruments that occurred during the period, net of tax. See Note 10 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

13.
Income Taxes

Income tax expense (benefit) for continuing operations consisted of the following:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Current:
Federal	$—	$—	$—	$(1.4)
State and local	0.6	(0.4)	0.7	0.6
Foreign	6.4	1.6	3.1	3.5
Total current	7.0	1.2	3.8	2.7
Deferred:
Federal	(37.9)	(9.2)	(16.1)	(13.8)
State and local	2.7	7.4	(3.8)	7.7
Foreign	(3.1)	(0.7)	(0.8)	(1.3)
Total deferred	(38.3)	(2.5)	(20.7)	(7.4)
Valuation allowance	(3.8)	(6.0)	—	(20.8)
Total	$(35.1)	$(7.3)	$(16.9)	$(25.5)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each period:

	Successor		Predecessor
	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax	3.1	2.1	2.5	1.4
Transaction costs	—	(0.4)	(4.1)	(8.6)
Non-Deductible meals and entertainment	(0.3)	(0.2)	(0.3)	(0.4)
State net operating loss adjustments	(4.4)	(18.4)	—	(9.5)
Change in valuation allowance, net of federal income tax	2.3	17.5	—	25.7
Change in uncertain tax positions	—	0.1	—	2.5
Other differences, net	(0.5)	(0.4)	(1.9)	(0.6)
Effective tax rate	21.2%	21.3%	17.2%	31.5%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income as follows:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Income tax (benefit) provision related to:
Continuing operations	$(35.1)	$(7.3)	$(16.9)	$(25.5)
Accumulated other comprehensive income	7.6	0.8	10.8	2.4

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$227.6	$258.3
Finance and operating lease obligations	21.6	22.6
Pension and postretirement benefits	35.8	36.0
Employee benefits	4.7	5.8
Interest limitation	16.7	4.9
State tax credit	8.0	8.6
Other	23.4	24.4
Total deferred tax assets	337.8	360.6
Valuation allowance	(15.7)	(18.4)
Total deferred tax assets, net of valuation allowance	$322.1	$342.2
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(410.5)	$(475.5)
Other	(7.6)	(1.0)
Total deferred tax liabilities	(418.1)	(476.5)
Net deferred tax liabilities	$(96.0)	$(134.3)

As of December 31, 2022, the Company had $969.8 million of federal net operating loss carryforwards with a deferred tax asset value of $203.6 million and $24.0 million in deferred tax assets related to state and local net operating loss carryforwards. On its 2022 income tax return to be filed in 2023, the Company expects to utilize the $55.8 million tranche of Federal operating loss carryforwards that would otherwise expire. U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities but the Company expects to fully utilize the net operating loss carryforwards.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Despite the cumulative book loss incurred over the three-year period ended December 31, 2022, there are sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize available federal net operating loss carryforwards prior to their expiration.

As of December 31, 2022 and 2021, the Company had valuation allowances of $15.7 million and $18.4 million, respectively, recorded against other deferred tax assets consisting primarily of state and local net operating loss carryforwards and state credits. Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $19.0 million at both December 31, 2022 and December 31, 2021. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2022 and 2021.

Form 10-K Part II	Cincinnati Bell Inc.

A reconciliation of the unrecognized tax benefits is as follows:

	Successor		Predecessor
(dollars in millions)	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2020
Balance, beginning of year	$19.3	$19.2	$19.2	$21.9
Change in tax positions for the current year	—	0.1	—	(2.2)
Change in tax positions for prior years	—	—	—	(0.5)
Balance, end of year	$19.3	$19.3	$19.2	$19.2

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2018.

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

	Successor				Predecessor
	Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	—	$—	143	$18.37	144	$18.35
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	(1)	17.05
Awards cancelled pursuant to Merger Agreement	—	—	—	—	(143)	18.37	—	—
Outstanding and exercisable at end of period	—	$—	—	$—	—	$—	143	$18.37
(dollars in millions)
Compensation expense for the period	$—		$—		$—		$—
Tax benefit related to compensation expense	$—		$—		$—		$—
Intrinsic value of awards exercised	$—		$—		$—		$—
Cash received from awards exercised	$—		$—		$—		$—
Grant date fair value of awards vested	$—		$—		$—		$—

Form 10-K Part II	Cincinnati Bell Inc.

Performance-Based Restricted Awards

Awards granted generally vested over three years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value if it was probable that the performance conditions would be achieved.

The following table summarizes our outstanding performance-based restricted award activity:

	Successor				Predecessor
	Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	—	$—	1,037	$10.87	1,282	$13.00
Granted*	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(1,037)	10.87	(245)	22.03
Forfeited	—	—	—	—	—	—	—	—
Non-vested at end of period	—	$—	—	$—	—	$—	1,037	$10.87
(dollars in millions)
Compensation expense for the period	$—		$—		$6.2		$2.4
Tax benefit related to compensation expense	$—		$—		$(1.5)		$(0.5)
Grant date fair value of awards vested	$—		$—		$11.3		$5.4

* Assumes the maximum number of awards that can be earned if the performance conditions are achieved.

In connection with the Merger, $5.0 million of expense related to performance-based restricted awards was accelerated upon the Closing Date and recorded in the Predecessor period in 2021.

Time-Based Restricted Awards

Awards granted to Cincinnati Bell employees in 2019 vested as of the Merger Date and were paid to employees in cash. Awards granted to directors in 2020 vested as of the Merger Date and were paid to directors in cash.

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our time-based restricted award activity:

	Successor				Predecessor
	Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021		Year Ended December 31, 2020
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	—	$—	792	$11.42	942	$11.67
Granted	—	—	—	—	—	—	68	14.99
Vested	—	—	—	—	(792)	11.42	(216)	13.58
Forfeited	—	—	—	—	—	—	(2)	15.70
Non-vested at end of period	—	$—	—	$—	—	$—	792	$11.42
(dollars in millions)
Compensation expense for the period	$—		$—		$6.9		$3.2
Tax benefit related to compensation expense	$—		$—		$(1.7)		$(0.7)
Grant date fair value of awards vested	$—		$—		$9.0		$2.9

In connection with the Merger, $4.3 million of expense related to time-based restricted awards was accelerated upon the Closing Date and recorded in the Predecessor period in 2021.

Cash-Settled Awards

For the year ended December 31, 2021, Parent granted officers and key employees of the Company cash-settled awards that vest ratably over a 4-year period beginning with the first anniversary of the grant date with the final 20% vesting upon the occurrence of a liquidity event, defined as a change of control or qualified public offering. In the absence of a liquidity event, the awards will expire in eight years. The ultimate payment of the awards upon the occurrence of a liquidity event is based on the i) number of vested awards and ii) an amount determined from the excess of the proceeds received from the liquidity event over the invested capital, adjusted for internal rates of return. No compensation expense was recorded in the year ended December 31, 2022 and the Predecessor and Successor periods in 2021.

For the year ended December 31, 2020, the Company granted officers and key employees cash-settled awards of $10.5 million in place of performance-based restricted awards and time-based restricted awards. Per the terms of the award, one-fourth of these cash-settled awards accelerated and vested as of the Merger Date. Subsequent to the Merger Date, one-fourth of these cash-settled awards vested at the end of six months, and the remaining awards vest at the end of 18 months. Employees generally must be actively employed on the vesting date in order to receive the award payout. The amount recorded on the Consolidated Balance Sheets as of December 31, 2022 and 2021 related to these awards is $4.6 million and $3.8 million, respectively, and is recorded to “Other noncurrent liabilities.”

Expense incurred for cash payment awards was $3.3 million for the year ended December 31, 2022, $1.0 million and $2.4 million for the Successor and Predecessor periods in 2021, respectively, and $3.2 million in 2020. At December 31, 2022, there was $0.3 million remaining unrecognized compensation expense for cash-settled awards, which will be recognized in January 2023.

Form 10-K Part II	Cincinnati Bell Inc.

15.
Business Segment Information

For the year ended December 31, 2022, the Successor and Predecessor periods in 2021 and the year ended December 31, 2020, we operated two business segments: Network, previously referred to as Entertainment and Communications, and IT Services and Hardware.

In July 2018, the Company acquired Hawaiian Telcom. Based on the nature of the products and services offered, financial results are presented in either the Network segment or the IT Services and Hardware segment.

The Network segment provides products and services that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. On May 2, 2022, the Company acquired Agile. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile. Capital expenditures in the Network segment are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.

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

Total assets for the Company increased $236.8 million as of December 31, 2022 compared to December 31, 2021. Network assets increased $269.3 million primarily due to increased property, plant and equipment and inventory related to extending the Company's fiber network as well as the addition of assets associated with the acquisition of Agile. IT Services and Hardware assets decreased $29.8 million primarily due to depreciation and amortization of property, plant and equipment and finite-lived intangible assets, respectively, during the year ended December 31, 2022 which was partially offset by increased goodwill due to measurement period adjustments and the adjustment to the Hawaiian Telcom postretirement health and life insurance plans (Note 11). Corporate assets decreased $2.7 million. Deferred tax assets and liabilities on the Consolidated Balance Sheets totaled $2.2 million and $98.2 million as of December 31, 2022, respectively, compared to deferred tax assets and liabilities of $5.3 million and $139.6 million as of December 31, 2021, respectively. The decrease in net deferred tax liabilities is due primarily to higher depreciation and amortization expense reported for GAAP versus tax. This was offset, in part, by the utilization of existing federal and state net operating losses.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Revenue
Network	$994.3	$303.8	$664.2	$969.6
IT Services and Hardware	827.9	259.3	492.4	616.6
Intersegment	(26.2)	(8.7)	(17.9)	(26.4)
Total revenue	$1,796.0	$554.4	$1,138.7	$1,559.8
Intersegment revenue
Network	$19.3	$6.5	$13.1	$19.7
IT Services and Hardware	6.9	2.2	4.8	6.7
Total intersegment revenue	$26.2	$8.7	$17.9	$26.4
Operating (loss) income
Network	$(56.2)	$(6.3)	$78.3	$99.7
IT Services and Hardware	(8.4)	4.0	25.2	24.6
Corporate	(32.7)	(6.8)	(75.8)	(58.3)
Total operating (loss) income	$(97.3)	$(9.1)	$27.7	$66.0
Expenditures for long-lived assets*
Network	$524.9	$114.8	$199.8	$206.4
IT Services and Hardware	30.1	13.9	15.9	23.5
Corporate	0.1	1,620.7	—	0.1
Total expenditures for long-lived assets	$555.1	$1,749.4	$215.7	$230.0
Depreciation and amortization
Network	$393.3	$113.0	$166.9	$252.7
IT Services and Hardware	103.5	31.4	27.9	40.6
Corporate	0.3	0.2	0.1	0.1
Total depreciation and amortization	$497.1	$144.6	$194.9	$293.4

*Includes cost of acquisitions in the year ended December 31, 2022 and in the Predecessor and Successor periods in 2021, purchase of perpetual licenses in the year ended December 31, 2022 and purchase of wireless spectrum assets in the year ended December 31, 2020

	As of December 31,
(dollars in millions)	2022	2021
Assets
Network	$3,218.5	$2,949.2
IT Services and Hardware	812.2	842.0
Corporate and eliminations	404.9	407.6
Total assets	$4,435.6	$4,198.8

Form 10-K Part II	Cincinnati Bell Inc.

16.
Supplemental Cash Flow Information

	Successor		Predecessor
	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2020
Capitalized interest expense	$3.1	$0.6	$1.3	$1.3
Cash paid for:
Interest	84.6	45.7	89.9	125.5
Income taxes, net of refunds	6.4	3.3	3.8	0.5
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	10.5	5.8	3.8	7.7
Acquisition of property on account	79.1	51.2	54.9	24.3

Form 10-K Part II	Cincinnati Bell Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As a result of the Merger and upon approval by the Audit Committee and the Board of Directors on January 20, 2022, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent registered public accounting firm.

Deloitte’s report on the Company’s consolidated financial statements for its fiscal year ended December 31, 2020 did not contain any adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal year ended December 31, 2020, and through January 20, 2022: (i) there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with any reports on the financial statements for such years; and (ii) there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

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

On January 14, 2022, the Audit Committee approved, effective immediately, the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm as of and for the years ending December 31, 2021 and 2022.

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

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2022 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the fourth quarter of 2022 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Form 10-K Part III	Cincinnati Bell Inc.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) was the Company's Independent Registered Public Accounting Firm for the 2022 and 2021 fiscal years. As a result of the Merger and upon approval by the Audit Committee and the Board of Directors on January 20, 2022, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its Independent Registered Public Accounting Firm. Deloitte was the Company's Independent Registered Public Accounting Firm for the 2020 fiscal year. On January 14, 2022, the Audit Committee approved, effective immediately, the engagement of PwC as the Company’s independent registered public accounting firm as of and for the 2021 fiscal year.

Aggregate fees for professional services rendered for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Audit fees	$1,950,000	$2,517,595
Audit related fees	—	—
Tax fees	144,600	35,659
All other fees	7,400	—
Total	$2,102,000	$2,553,254

Audit Fees

For the year ended December 31, 2022, the Company incurred audit fees from PwC of $1,950,000. The audit fees for the year ended December 31, 2022 were in connection with the audit of the Company's annual financial statements and review of quarterly financial statements included in the Company's reports filed with the SEC. The audit of the Company's 2022 financial statements included work related to the acquisition of Agile. For the year ended December 31, 2021, the Company incurred audit fees from PwC and Deloitte of $2,070,000 and $447,595, respectively. The audit fees for the year ended December 31, 2021 for services rendered by PwC and Deloitte were in connection with the audit of the Company’s annual financial statements and review of quarterly financial statements included in the Company’s reports filed with the SEC. The audit of the Company’s 2021 financial statements included work related to the Merger and statutory audits.

Audit Related Fees

None.

Form 10-K Part III	Cincinnati Bell Inc.

Tax Fees

Tax fees for the years ended December 31, 2022 and 2021 were incurred for services rendered by PwC and Deloitte, respectively, related to the preparation of various tax filings and tax consultations.

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

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of PwC and Deloitte to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2022 and 2021.

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

(3.1)	Second Amended Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

(3.2)	Second Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.1 to Current Report on Form 8-K, date of Report September 7, 2021, File No. 1-8519).

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

(4.9)

Fourth Supplemental Indenture dated as of December 22, 2017 among Cincinnati Bell Inc., CBTS Holdco LLC, and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report December 22, 2017, File No. 1-8519).

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

(10.8)

Second Amendment to Receivables Financing Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time parties thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 99.3 to Current Report on Form 8-K, date of Report May 10, 2019, File 1-8519).

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.12)

Sixth Amendment to the Receivables Financing Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank Canada Branch as issuer of Letters of Credit and Lender, PNC Bank, National Association, as Administrator and issuer of Letters of Credit, and PNC Capital Markets, as Structuring Agent. (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-8519).

(10.13)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.14)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 10, 2019, File 1-8519).

(10.15)

Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

(10.16)

Third Amendment to the Receivables Purchase Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report April 9, 2021, File No. 1-8519).

(10.17)

Fourth Amendment to the Receivables Purchase Agreement, dated as of November 12, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 15, 2021, File No. 1-8519).

(10.18)

Fifth Amendment to the Receivables Purchase Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-8519).

(10.19)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.20)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.21)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.22)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.23)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.24)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.25)*	Cincinnati Bell Inc. 2011 Short Term Incentive Plan (Appendix II to the Company's 2016 Proxy Statement on Schedule 14A filed March 17, 2016, File No. 1-8519).

(10.26)*

Cincinnati Bell Inc. Deferred Compensation Plan for Outside Directors, as amended and restated as of January 1, 2005 (Exhibit (10)(iii)(A)(2) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1- 8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.27)*

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

(10.39)*	Cincinnati Bell Inc. 2017 Stock Plan for Non-Employee Directors (Appendix II to the Company's 2017 Proxy Statement on Schedule 14A filed on March 24, 2017, File No. 1-8519).

(10.40)*	Cincinnati Bell Inc. Form of 2018-2023 Business Value Award Agreement (Exhibit 10.1 to Current Report, date of Report May 7, 2018, File No. 1-8519).

(10.41)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).
(10.42)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).
(10.43)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

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

(10.51)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth dated as of December 1, 2021 (Exhibit 10.51 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

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

(10.60)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.61)*

Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File 1-8519).

(10.62)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 15, 2019, File 1-8519).

(10.63)*	Employment Agreement between Cincinnati Bell Inc. and Angela J. Huber effective December 1, 2021 (Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

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

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instruction to Form 10-K.

(P) Paper exhibits

The Company's reports on Form 10-K, 10-Q, 8-K, proxy and other information are available free of charge at the following website: http://www.altafiber.com. The Company has ceased to be a registrant but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures. As a voluntary filer, the Company is no longer required to prepare a proxy statement.

Form 10-K Part IV	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
Year 2022	$3.6	$8.4	$—	$—	$12.0
September 8, 2021 to December 31, 2021 (remeasured upon Merger)	$—	$3.6	$—	$—	$3.6

Predecessor
January 1, 2021 to September 7, 2021	$23.0	$2.1	$—	$8.7	$16.4
Year 2020	$14.3	$14.7	$—	$6.0	$23.0

Deferred Tax Valuation Allowance

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
Year 2022	$18.4	$(3.8)	$1.1	$—	$15.7
September 8, 2021 to December 31, 2021	$24.4	$(6.0)	$—	$—	$18.4

Predecessor
January 1, 2021 to September 7, 2021	$28.4	$—	$(4.0)	$—	$24.4
Year 2020	$49.3	$(20.8)	$(0.1)	$—	$28.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 22, 2023	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	March 22, 2023
Leigh R. Fox	(Principal Executive Officer)

/s/ Joshua T. Duckworth	Chief Financial Officer	March 22, 2023
Joshua T. Duckworth	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	March 22, 2023
Suzanne E. Maratta	(Principal Accounting Officer)

Kelly C. Atkinson *	Director	March 22, 2023
Kelly C. Atkinson

Felix A. Bernshteyn*	Director	March 22, 2023
Felix A. Bernshteyn

Scott L. Graves*	Director	March 22, 2023
Scott L. Graves

F. Gregory Guerra*	Director	March 22, 2023
F. Gregory Guerra

Colleen W. Hanabusa*	Director	March 22, 2023
Colleen W. Hanabusa

John T. Komeiji*	Director	March 22, 2023
John T. Komeiji

Anton Z. Moldan*	Director	March 22, 2023
Anton Z. Moldan

Douglas C. Wiest*	Director	March 22, 2023
Douglas C. Wiest

Christina M. Wire*	Director	March 22, 2023
Christina M. Wire

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer