Form 10-Q
period 2023-03-31
CINCINNATI BELL INC
filed 2023-05-04
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$448.9	$435.8

Costs and expenses
Cost of services and products, excluding items below	253.3	238.5
Selling, general and administrative, excluding items below	105.3	89.6
Depreciation and amortization	133.3	119.5
Restructuring and severance related charges	0.2	0.9
Transaction and integration costs	—	2.3
Total operating costs and expenses	492.1	450.8
Operating loss	(43.2)	(15.0)
Interest expense	35.5	16.5
Other components of pension and postretirement benefit plans expense (benefit)	0.4	(2.6)
Other expense (income), net	3.1	(0.4)
Loss before income taxes	(82.2)	(28.5)
Income tax benefit	(12.3)	(6.5)
Net loss	$(69.9)	$(22.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(69.9)	$(22.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain	—	1.8
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1)	(0.1)	—
Amortization of net actuarial gain included in net income, net of tax of ($0.2)	(0.8)	—
Total other comprehensive (loss) income	(0.9)	1.8
Total comprehensive loss	$(70.8)	$(20.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

(Unaudited)

	Controlling Interest
	Additional Paid-in		Accumulated Other Comprehensive		Noncontrolling
	Capital	Accumulated Deficit	Income (Loss)	Total	Interests	Total
Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5	$0.8	$1,578.3
Net loss	—	(69.9)	—	(69.9)	—	(69.9)
Other comprehensive loss	—	—	(0.9)	(0.9)	—	(0.9)
Balance at March 31, 2023	$1,716.1	$(228.0)	$18.6	$1,506.7	$0.8	$1,507.5

Balance at December 31, 2021	$1,716.1	$(27.2)	$1.2	$1,690.1	$—	$1,690.1
Net loss	—	(22.0)	—	(22.0)	—	(22.0)
Other comprehensive income	—	—	1.8	1.8	—	1.8
Balance at March 31, 2022	$1,716.1	$(49.2)	$3.0	$1,669.9	$—	$1,669.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$7.4	$9.4
Receivables, less allowances of $15.0 and $12.0	384.5	447.8
Inventory, materials and supplies	95.7	103.4
Prepaid expenses	48.6	45.7
Other current assets	29.5	25.7
Total current assets	565.7	632.0
Property, plant and equipment, net	2,171.0	2,116.8
Operating lease right-of-use assets	72.6	73.1
Goodwill	723.5	723.5
Intangible assets, net	800.5	829.1
Deferred income tax assets	2.1	2.2
Other noncurrent assets	67.5	58.9
Total assets	$4,402.9	$4,435.6
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$45.2	$45.0
Accounts payable	430.4	492.5
Unearned revenue and customer deposits	76.6	81.6
Accrued taxes	12.5	14.5
Accrued interest	3.6	2.0
Accrued payroll and benefits	36.5	52.5
Other current liabilities	44.8	47.8
Total current liabilities	649.6	735.9
Long-term debt, less current portion	1,781.5	1,656.0
Operating lease liabilities	66.0	66.1
Pension and postretirement benefit obligations	138.5	138.9
Pole license agreement obligation	42.9	43.6
Deferred income tax liability	84.1	98.2
Other noncurrent liabilities	132.8	118.6
Total liabilities	2,895.4	2,857.3
Shareowners’ equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(228.0)	(158.1)
Accumulated other comprehensive income	18.6	19.5
Shareowners’ equity - controlling interest	1,506.7	1,577.5
Noncontrolling interests	0.8	0.8
Total equity	1,507.5	1,578.3
Total liabilities and shareowners’ equity	$4,402.9	$4,435.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(69.9)	$(22.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133.3	119.5
Provision for loss on receivables	2.8	0.7
Unrealized loss on interest rate swaps	10.4	—
Noncash portion of interest expense	1.6	1.3
Deferred income taxes	(13.8)	(7.9)
Pension and other postretirement payments in excess of expense	(1.6)	(4.7)
Other, net	(0.9)	1.2
Changes in operating assets and liabilities:
Decrease in receivables	60.7	83.7
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	3.0	(10.7)
Decrease in accounts payable	(74.1)	(50.8)
Decrease in accrued and other current liabilities	(24.7)	(14.4)
Increase in other noncurrent assets	(2.4)	(3.0)
Increase (decrease) in other noncurrent liabilities	2.2	(3.8)
Net cash provided by operating activities	26.6	89.1
Cash flows from investing activities
Capital expenditures	(143.7)	(87.8)
Other, net	(2.7)	2.4
Net cash used in investing activities	(146.4)	(85.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	6.3	—
Net increase in corporate credit facility with initial maturities less than 90 days	77.0	—
Proceeds from borrowings on receivables facilities	608.3	338.6
Payments on receivables facilities	(560.9)	(336.9)
Repayment of debt	(6.5)	(5.9)
Debt issuance costs	(1.5)	—
Net cash provided by (used in) financing activities	122.7	(4.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2.9	(0.5)
Cash, cash equivalents and restricted cash at beginning of period	12.9	6.1
Cash, cash equivalents and restricted cash at end of period	$15.8	$5.6
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$0.9	$0.8
Acquisition of property on account	$90.7	$51.2

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

The Company had receivables with one customer, Verizon Communications Inc. (“Verizon”), which made up 21% of the outstanding accounts receivable balance at December 31, 2022. No customers exceeded 10% of outstanding accounts receivable at March 31, 2023. Revenue derived from foreign operations was approximately 7% of consolidated revenue for the three months ended March 31, 2023 and 2022.

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

The Company’s Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Variable Interest Entity — The Company holds a controlling interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with ASC 810-10 "Consolidation." The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. DAO is consolidated with the equity owned by the other joint venture member shown as noncontrolling interests in our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, results of operations of DAO were nominal. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of March 31, 2023 and December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7.4	$9.4
Restricted cash included in Other noncurrent assets	8.4	3.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$15.8	$12.9

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

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit was lower than the period’s income at the statutory rate, due primarily to a federal and state valuation allowance recorded against deferred tax assets. With the current year loss, net operating losses now exceed deferred tax liabilities available for offset, therefore a $8.4 million partial federal and state valuation allowance was recorded on net operating losses that are primarily non-expiring.

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

Derivative Financial Instruments — The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at fair value and recognizing the resulting gains or losses as adjustments to the Condensed Consolidated Statements of Operations or “Accumulated other comprehensive income.” The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

2. Mergers and Acquisitions

Acquisition of Lawrenceburg Fiber Assets

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million consisting of $2.7 million in cash and $0.3 million in contingent consideration. The Company accounted for the Lawrenceburg fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets.

Acquisition of Agile IWG Holdings, LLC

On May 2, 2022 (“Agile Acquisition Date”), the Company acquired Agile, based in Canton, Ohio for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The cash portion of the purchase price was funded through borrowings under the Company's former Receivables Facility and the Revolving Credit Facility (see Note 5).

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the Agile Acquisition Date. The allocation disclosed below is considered preliminary in nature due to the ongoing work by management, with the assistance of third party experts, to refine the fair value estimates. The Company considers the allocation and fair value estimates of property, plant and equipment, ROU Assets and Liabilities, Intangible Assets and Goodwill to be preliminary in nature as of March 31, 2023. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Agile Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of Agile will be applied retrospectively to the Agile Acquisition Date.

Nominal expenses related to the Agile acquisition were recorded in the three months ended March 31, 2023. The Company incurred $1.5 million in acquisition expenses related to the Agile acquisition in the three months ended March 31, 2022. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

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

3. Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Fioptics, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system. Subsequent to the Company’s acquisition of Agile, services provided by Agile are also included in Enterprise Fiber.

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

As of March 31, 2023, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $186.9 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2023	$11.8
2024	17.7
2025	17.8
2026	18.2
2027	18.3
Thereafter	103.1

Network

The Company has identified four distinct performance obligations in the Network segment, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice and Video are identified to be a series of distinct services. Services provided by the Network segment can be categorized into three main categories that include Fioptics, Enterprise Fiber and Legacy, each of which may include one or more of the aforementioned performance obligations. Data services include high-speed internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal and IRU revenue. Voice services include traditional and fiber voice lines, switched access, digital trunking and consumer and business long distance calling. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2022	$2.5	$2.7	$5.2	$12.0	$1.0	$13.0	$14.5	$3.7	$18.2
Additions	0.5	0.5	1.0	3.0	0.2	3.2	3.5	0.7	4.2
Amortization	(0.2)	(0.2)	(0.4)	(1.2)	(0.2)	(1.4)	(1.4)	(0.4)	(1.8)
Balance as of March 31, 2023	$2.8	$3.0	$5.8	$13.8	$1.0	$14.8	$16.6	$4.0	$20.6

The Company recognizes a liability for cash received up-front for IRU contracts. At March 31, 2023 and December 31, 2022, $3.4 million and $3.2 million, respectively, of contract liabilities were included in "Other current liabilities." At March 31, 2023 and December 31, 2022, $73.3 million and $74.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

(dollars in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Data	$136.2	$126.1
Video	48.6	48.6
Voice	56.9	59.3
Other	8.1	9.5
Total Network	249.8	243.5
Consulting	84.7	83.4
Cloud	26.6	24.6
Communications	56.2	54.9
Infrastructure Solutions	37.5	35.9
Total IT Services and Hardware	205.0	198.8
Intersegment Revenue	(5.9)	(6.5)
Total Revenue	$448.9	$435.8

The following table presents revenues disaggregated by contract type:

	Three Months Ended March 31, 2023
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$5.6	$41.1	$—	$46.7
Products and Services transferred over time	240.1	162.1	—	402.2
Intersegment revenue	4.1	1.8	(5.9)	—
Total revenue	$249.8	$205.0	$(5.9)	$448.9

	Three Months Ended March 31, 2022
(dollars in millions)	Network	IT Services and Hardware	Intersegment revenue elimination	Total
Products and Services transferred at a point in time	$7.4	$38.5	$—	$45.9
Products and Services transferred over time	231.2	158.7	—	389.9
Intersegment revenue	4.9	1.6	(6.5)	—
Total revenue	$243.5	$198.8	$(6.5)	$435.8

4. Goodwill and Intangible Assets

Goodwill

As of March 31, 2023 and December 31, 2022, goodwill in the IT Services and Hardware segment totaled $177.6 million and goodwill in the Network segment totaled $545.9 million. No impairment losses were recognized in goodwill for the three months ended March 31, 2023 and 2022.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$862.1	$(165.2)	$696.9	$862.1	$(140.7)	$721.4
Trade names	109.5	(24.4)	85.1	109.5	(20.5)	89.0
Technology	6.0	(1.3)	4.7	6.0	(1.0)	5.0
Total	977.6	(190.9)	786.7	977.6	(162.2)	815.4
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.0	—	7.0	6.9	—	6.9
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$991.4	$(190.9)	$800.5	$991.3	$(162.2)	$829.1

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $28.7 million and $30.1 million for the three months ended March 31, 2023 and 2022, respectively. No impairment losses were recognized on intangible assets for the three months ended March 31, 2023 and 2022.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended December 31, 2023	$86.0
2024	105.4
2025	93.6
2026	86.5
2027	79.3
Thereafter	335.9
Total	$786.7

5. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2023	December 31, 2022
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
7 1/4% Notes due 2023 (1)	22.5	22.8
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.1	0.3
Finance lease liabilities	10.6	9.9
Current portion of long-term debt	45.2	45.0
Long-term debt, less current portion:
Receivables Facility	—	186.9
Network Receivables Facility	35.5	—
CBTS Receivables Facility	198.8	—
Credit Agreement - Revolving Credit Facility	300.0	223.0
Credit Agreement - Term B-1 Loans	488.8	490.0
Credit Agreement - Term B-2 Loans	635.4	637.0
Various Cincinnati Bell Telephone notes (1)	96.0	96.4
Paniolo Fiber Assets Financing Arrangement	21.7	21.8
Digital Access Ohio Advance	3.7	0.9
Other financing arrangements	0.4	—
Finance lease liabilities	42.6	43.1
	1,822.9	1,699.1
Net unamortized discount	(4.1)	(4.3)
Unamortized note issuance costs	(37.3)	(38.8)
Long-term debt, less current portion	1,781.5	1,656.0
Total debt	$1,826.7	$1,701.0
(1)
As of March 31, 2023, the net carrying amounts of the 7 ¼% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments recorded on the Company's merger date, September 7, 2021, of $0.2 million and $8.1 million, respectively. As of December 31, 2022, the net carrying amounts of the 7 ¼% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments of $0.5 million and $8.5 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $300.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $100.0 million available for borrowings as of March 31, 2023. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The Term B-3 Loans will mature in November 2028 and will bear interest at a floating rate plus a margin equal to (x) 3.00% for Term B-3 Loans bearing interest based on the Base Rate (as defined in the Credit Agreement) and (y) 4.00% for Term B-3 Loans bearing interest based on Term SOFR. All other material terms, conditions and covenants of the Credit Agreement were unchanged by the Incremental Amendment.

Accounts Receivable Securitization Facility

On January 31, 2023, the Company, together with certain of its U.S. and Canadian subsidiaries, made certain amendments (the “Amendments”) to the Company’s accounts receivable securitization facility ("Receivables Facility"). The Amendments amend the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026.

As of March 31, 2023, the Company had $35.5 million in borrowings and $15.3 million of letters of credit outstanding under the Network Receivables Facility, leaving $4.2 million remaining availability on the total borrowing capacity of $55.0 million. As of March 31, 2023, the Company had $198.8 million in borrowings and $0.8 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $13.6 million remaining availability on the total borrowing capacity of $213.2 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. As a result of the Amendments, the CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of March 31, 2023, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $19.1 million.

6. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022
Operating lease assets, net of amortization	Operating lease right-of-use assets	$72.6	$73.1
Finance lease assets, net of amortization	Property, plant and equipment, net	17.4	16.5
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	12.4	12.7
Noncurrent operating lease liabilities	Operating lease liabilities	66.0	66.1
Total operating lease liabilities		78.4	78.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	10.6	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	42.6	43.1
Total finance lease liabilities		$53.2	$53.0

.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.0	$0.8
Operating cash flows from operating leases	$3.2	$2.5
Financing cash flows from finance leases	$3.6	$2.8
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$2.4	$1.9
New finance leases	$3.8	$0.8

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

In the first quarter of 2023, the Company entered into three forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $150.0 million, $150.0 million and $100.0 million resulting in interest payments based on an average fixed rate per swap of 3.6875%, 3.6500% and 3.5095%, respectively. The interest rate swaps expire in March 2027.

In the second quarter of 2022, the Company entered into three forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $175.0 million, $115.0 million and $85.0 million resulting in interest payments based on an average fixed rate per swap of 2.9185%, 2.8520% and 2.8605%, respectively. The interest rate swaps expire in May 2026.

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

As of March 31, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2023	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$10.3	$—	$10.3	$—
Interest Rate Swap	Other noncurrent assets	$1.5	$—	$1.5	$—
Interest Rate Cap	Other current assets	$3.0	$—	$3.0	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$6.9	$—	$6.9	$—
Interest Rate Cap	Other noncurrent liabilities	$4.6	$—	$4.6	$—

As of December 31, 2022, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2022	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$7.2	$—	$7.2	$—
Interest Rate Swap	Other noncurrent assets	$5.1	$—	$5.1	$—
Interest Rate Cap	Other current assets	$3.8	$—	$3.8	$—
Liabilities:
Interest Rate Cap	Other noncurrent liabilities	$2.4	$—	$2.4	$—

The following table summarizes the location of losses in the Condensed Consolidated Statements of Operations that were recognized during the three months ended March 31, 2023, in addition to the derivative contract type:

(dollars in millions)	Statement of Operations Location	Three Months Ended March 31, 2023
Interest Rate Swap	Other expense (income), net	$5.8
Interest Rate Cap	Other expense (income), net	$2.4

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2023 and December 31, 2022, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2023		December 31, 2022
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,810.3	$1,765.2	$1,686.5	$1,647.0
Other financing arrangements	48.9	41.4	50.1	45.3

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2023 and December 31, 2022, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2023, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8. Pension and Postretirement Plans

As of March 31, 2023, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2023 and 2022.

Pension and postretirement costs (benefits) are as follows:

	Three Months Ended March 31,
	2023	2022	2023	2022
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.5	3.9	1.3	0.7
Expected return on plan assets	(5.2)	(7.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	—
Actuarial gain	(0.1)	—	(0.9)	—
Pension / postretirement cost (benefit)	$0.2	$(3.3)	$0.3	$0.8

Amortization of prior service benefit and actuarial gain in the three months ended March 31, 2023 represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2023, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.4 million. For the three months ended March 31, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.6 million. Based on current assumptions, contributions are expected to be nominal to the qualified pension plans in 2023. Contributions to the non-qualified pension plans in 2023 are expected to be approximately $2 million.

For the three months ended March 31, 2023 and 2022, contributions to our postretirement plans were $1.4 million and $1.5 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2023.

9. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(0.9)	(a)	—	(0.9)
Balance as of March 31, 2023	$26.2		$(7.6)	$18.6

Balance as of December 31, 2021	$2.6		$(1.4)	$1.2
Foreign currency gain	—		1.8	1.8
Balance as of March 31, 2022	$2.6		$0.4	$3.0

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial gain, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense (benefit)" on the Condensed Consolidated Statements of Operations. See Note 8 for further disclosures.

10. Business Segment Information

The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Company operates two business segments identified as Network and IT Services and Hardware.

The Network segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 150 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer and business long distance, switched access and digital trunking. Other services consist of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance, information services and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. In May 2022, the Company acquired Agile and includes Agile’s financial results in the Network segment.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenue
Network	$249.8	$243.5
IT Services and Hardware	205.0	198.8
Intersegment	(5.9)	(6.5)
Total revenue	$448.9	$435.8
Intersegment revenue
Network	$4.1	$4.9
IT Services and Hardware	1.8	1.6
Total intersegment revenue	$5.9	$6.5
Operating loss
Network	$(29.1)	$(3.1)
IT Services and Hardware	(5.8)	(4.9)
Corporate	(8.3)	(7.0)
Total operating loss	$(43.2)	$(15.0)
Expenditures for long-lived assets*
Network	$140.4	$81.5
IT Services and Hardware	5.9	6.3
Corporate	0.1	—
Total expenditures for long-lived assets	$146.4	$87.8
Depreciation and amortization
Network	$108.9	$93.4
IT Services and Hardware	24.3	26.0
Corporate	0.1	0.1
Total depreciation and amortization	$133.3	$119.5

* Includes cost of acquisitions

(dollars in millions)	March 31, 2023	December 31, 2022
Assets
Network	$3,276.5	$3,218.5
IT Services and Hardware	982.9	812.2
Corporate and eliminations	143.5	404.9
Total assets	$4,402.9	$4,435.6

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Cincinnati Bell Inc. and its consolidated subsidiaries ("altafiber," "Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and enterprise customers connected with each other and with the world. Through our Network segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. In addition, enterprise customers across the United States, Canada and Europe rely on the IT Services and Hardware segment for the sale and service of efficient, end-to-end communications and IT systems and solutions.

Consolidated revenue totaling $448.9 million for the three months ended March 31, 2023 increased $13.1 million compared to the same period in 2022 due to strategic revenue growth in both segments offsetting declines in Legacy revenue. For the three months ended March 31, 2023, Fioptics revenue increased $10.1 million compared to the comparable period in the prior year as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $8.8 million compared to the comparable period in 2022. IT Services and Hardware experienced revenue growth in all practices primarily due to services for existing customers which continue to bill and grow in 2023 in addition to increased hardware sales.

Operating loss for the three months ended March 31, 2023 and 2022 was $43.2 million and $15.0 million, respectively. Revenue growth in both segments was more than offset due to SG&A expenses to support revenue growth and higher depreciation and amortization expenses in the Network segment related to assets placed in service in connection with the expansion of our fiber network. In addition, Corporate SG&A costs in the three months ended March 31, 2023 include $3.1 million related to employee contract termination costs. These increases were partially offset by the decrease in transaction and integration costs in the three months ended March 31, 2023 compared to the same period in the prior year.

Interest expense increased $19.0 million for the three months ended March 31, 2023 compared to the comparable period in the prior year. The increase is primarily due to higher interest rates on the Term B-1 Loans, Term B-2 Loans and the Company's accounts receivable securitization facilities in addition to increased borrowings on the Revolving Credit Facility due 2026 and accounts receivable securitization facilities.

Other components of pension and postretirement benefit plans expense increased for the three months ended March 31, 2023 compared to the same period in 2022 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in additional expense due to higher interest costs and less benefit from expected return on plan assets.

Other expense (income), net totaled $3.1 million for the three months ended March 31, 2023 primarily due to recording losses associated with the Company's interest rate swap agreements and interest rate cap agreements of $8.2 million partially offset by recording a patronage distribution of $5.0 million from one of the syndicated lenders in the Company's Credit Agreement.

Loss before income taxes totaled $82.2 million for the three months ended March 31, 2023 resulting in an increase in the loss of $53.7 million compared to the same period in the prior year primarily due to the increase in operating loss in addition to higher interest expense in the three months ended March 31, 2023.

The income tax provisions for the three months ended March 31, 2023 and 2022 were benefits of $12.3 million and $6.5 million, respectively. In the three months ended March 31, 2023, the income tax provision was lower than the period’s income at the statutory rate, due primarily to a federal and state valuation allowance recorded against deferred tax assets. With the current year loss, net operating losses now exceed deferred tax liabilities available for offset, therefore a $8.4 million partial federal and state valuation allowance was recorded on net operating losses that are primarily non-expiring. In the comparable period, the income tax provision was higher than the period’s income at the statutory rate due to the effect of state taxes. The income tax benefit recorded in the three months ended March 31, 2023 was higher than the benefit recorded in the comparable period due to higher losses before taxes in the current period, offset in part by the effect of the federal valuation allowance that was recorded in the three months ended March 31, 2023.

Network

The Network segment provides products and services that are categorized as Fioptics, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory since 1873. In 2022, the Company announced that we will being doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to Dayton, Ohio. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC (“Agile”), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. The Company is able to deliver speeds of up to one gigabit per second to more than 80% of Greater Cincinnati and nearly 45% of Hawaii’s total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection. Subsequent to the Company’s acquisition of Agile in May 2022, Enterprise Fiber revenue also includes revenue from Agile.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended March 31,
(dollars in millions)	2023	2022	Change	% Change
Revenue:
Data	$136.2	$126.1	$10.1	8%
Video	48.6	48.6	—	0%
Voice	56.9	59.3	(2.4)	(4)%
Other	8.1	9.5	(1.4)	(15)%
Total Revenue	249.8	243.5	6.3	3%
Operating costs and expenses:
Cost of services and products	116.9	108.0	8.9	8%
Selling, general and administrative	53.1	45.2	7.9	17%
Depreciation and amortization	108.9	93.4	15.5	17%
Total operating costs and expenses	278.9	246.6	32.3	13%
Operating loss	$(29.1)	$(3.1)	$(26.0)	n/m
Operating margin	(11.6)%	(1.3)%		(10.3) pts
Capital expenditures	$137.7	$81.5	$56.2	69%

Network, continued

Metrics information (in thousands):	March 31, 2023	March 31, 2022	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	309.8	267.5	42.3	16%
Video
Fioptics Video	122.2	121.5	0.7	1%
Voice
Fioptics Voice Lines	99.6	100.7	(1.1)	(1)%
Fioptics Units Passed
Units passed FTTP*	679.0	554.3	124.7	22%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	11,450	7,233	4,217	58%
Legacy
Data
DSL and FTTN**	44.2	69.0	(24.8)	(36)%
Voice
Legacy Voice Lines	130.1	150.0	(19.9)	(13)%

* Fiber-to-the-Premise (FTTP)

**Internet speeds of less than 100mpbs including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

Metrics information (in thousands):	March 31, 2023	March 31, 2022	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	75.1	66.2	8.9	13%
Video
Fioptics Video	35.5	36.7	(1.2)	(3)%
Voice
Fioptics Voice Lines	29.7	28.6	1.1	4%
Fioptics Units Passed **
Units passed FTTP*	284.4	224.2	60.2	27%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,284	4,270	1,014	24%
Legacy
Data
DSL and FTTN***	35.2	36.8	(1.6)	(4)%
Voice
Legacy Voice Lines	117.7	134.3	(16.6)	(12)%

* Fiber-to-the-Premise (FTTP)

** Includes units passed for both consumer and business on Oahu and neighboring islands

***Internet speeds of less than 100mpbs including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

Revenue

	Three Months Ended March 31,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$59.6	$13.9	$73.5	$51.3	$10.8	$62.1
Video	39.9	8.7	48.6	39.5	9.1	48.6
Voice	8.5	2.9	11.4	8.5	2.8	11.3
Other	1.4	0.7	2.1	3.5	—	3.5
	109.4	26.2	135.6	102.8	22.7	125.5
Enterprise Fiber
Data	25.4	12.8	38.2	21.5	11.7	33.2
Legacy
Data	15.8	8.7	24.5	19.3	11.5	30.8
Voice	22.6	22.9	45.5	23.7	24.3	48.0
Other	2.5	3.5	6.0	3.8	2.2	6.0
	40.9	35.1	76.0	46.8	38.0	84.8
Total Network revenue	$175.7	$74.1	$249.8	$171.1	$72.4	$243.5

Fioptics

Fioptics revenue for the three months ended March 31, 2023 increased $10.1 million compared to the same period in 2022 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base and accelerating the pace of our fiber build which enabled us to pass 21,800 FTTP addresses in Cincinnati and 16,400 FTTP addresses in Hawaii during the three months ended March 31, 2023. The Average Revenue Per User (“ARPU”) for the three months ended March 31, 2023 increased for internet in both Cincinnati and Hawaii compared to the comparable period in 2022 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased 3% in Hawaii which partially offset the decline in subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Other revenue primarily consists of revenue from nonrecurring subsidized fiber build projects in Cincinnati and Hawaii and totaled $2.0 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.

Network, continued

Enterprise Fiber

Enterprise Fiber revenue for the three months ended March 31, 2023 increased $5.0 million compared to the same period in the prior year primarily due to revenue contributed by Agile of $3.7 million. In addition, revenue increased as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 58% and 24% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. During 2022, significant contracts were signed with large carriers in Cincinnati and Hawaii to upgrade Ethernet Bandwidth across their networks which continue to bill and grow in 2023. Increased revenue was partially offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $8.8 million for the three months ended March 31, 2023 compared to the same period in 2022 due to the decline in voice lines and DSL subscribers. Voice lines declined 13% and 12% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber.

Operating Costs and Expenses

Cost of services and products increased $8.9 million for the three months ended March 31, 2023 compared to the comparable period in the prior year due to increased video content costs of $1.9 million due to rate increases and increases in operating taxes, rent expense and contract services of $1.8 million each. Operating taxes increased primarily due to increased regulatory fees. Higher rent expense is primarily due to expense contributed by Agile in the three months ended March 31, 2023. The increase in contract services is due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network. In addition, payroll related costs increased $1.2 million due to higher headcount to support our fiber network expansion, partially offset by favorable payroll benefit costs in the three months ended March 31, 2023 compared to the same period in 2022.

Network, continued

SG&A expenses increased $7.9 million for the three months ended March 31, 2023 compared to the same period in the prior year. Increased costs are primarily due to initiatives to support revenue growth in addition to increases in payroll related costs, bad debt expense and advertising costs. Payroll related costs increased $3.5 million due to additional headcount, including headcount associated with the acquisition of Agile, and higher commissions costs. Bad debt expense increased $1.6 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to favorable collection efforts resulting in lower bad debt expense in the first quarter of 2022. The increase in advertising costs of $0.9 million is due to increased marketing campaigns and promotional events.

Depreciation and amortization expense increased $15.5 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to assets placed in service in connection the expansion of our fiber network.

Network, continued

Capital Expenditures

	Three Months Ended March 31,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$39.7	$15.4	$55.1	$25.1	$9.5	$34.6
Installation	21.4	8.9	30.3	10.9	5.1	16.0
Other	7.1	0.5	7.6	2.0	0.3	2.3
Total Fioptics	68.2	24.8	93.0	38.0	14.9	52.9
Enterprise Fiber	5.4	5.3	10.7	2.7	3.6	6.3
Other	14.9	19.1	34.0	9.5	12.8	22.3
Total Network Capital Expenditures	$88.5	$49.2	$137.7	$50.2	$31.3	$81.5

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses and has accelerated the pace of our build, and during the first quarter of 2023, we passed 21,800 FTTP addresses in Cincinnati. As of March 31, 2023, the Company is able to deliver its Fioptics services with speeds up to one gigabit or more to 679,000 residential and commercial addresses, or more than 80% of our operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three months ended March 31, 2023 increased $14.6 million compared to the same period in 2022 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. In the three months ended March 31, 2023, Cincinnati installation capital expenditures increased $10.5 million compared to the comparable period in the prior year primarily due to increased activations. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $2.7 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to capital expenditures contributed by Agile of $1.7 million. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three months ended March 31, 2023 increased $5.9 million compared to the same period in the prior year due to building out 16,400 FTTP addresses in the first quarter of 2023. Hawaii installation capital expenditures increased $3.8 million for the three months ended March 31, 2023 compared to the comparable period in 2022 primarily due to increased internet installations. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Three Months Ended March 31,
(dollars in millions)	2023	2022	Change	% Change
Revenue:
Consulting	$84.7	$83.4	$1.3	2%
Cloud	26.6	24.6	2.0	8%
Communications	56.2	54.9	1.3	2%
Infrastructure Solutions	37.5	35.9	1.6	4%
Total revenue	205.0	198.8	6.2	3%
Operating costs and expenses:
Cost of services and products	142.2	136.8	5.4	4%
Selling, general and administrative	44.1	40.0	4.1	10%
Depreciation and amortization	24.3	26.0	(1.7)	(7)%
Restructuring and severance related charges	0.2	0.9	(0.7)	(78)%
Total operating costs and expenses	210.8	203.7	7.1	3%
Operating loss	$(5.8)	$(4.9)	$(0.9)	18%
Operating margin	(2.8)%	(2.5)%		(0.3) pts
Capital expenditures	$5.9	$6.3	$(0.4)	(6)%

IT Services and Hardware, continued

Metrics information:	March 31, 2023	March 31, 2022	Change	% Change
Consulting
Billable Resources	2,388	2,289	99	4%

Communications
NaaS Locations	12,036	10,855	1,181	11%
SD - WAN Locations	9,107	7,924	1,183	15%
Hosted UCaaS Profiles*	317,224	305,443	11,781	4%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue for the three months ended March 31, 2023 increased $6.2 million compared to the comparable period in the prior year due to growth in each of the practices. Consulting revenue increased $1.3 million due to existing projects which continue to bill and grow in 2023. Cloud revenue increased $2.0 million primarily due to providing ongoing monitoring and management services related to significant customer contracts obtained in prior years which continue to bill and grow in 2023. Communications revenue increased $1.3 million as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations. These increases were partially offset by the decline in legacy communications revenue. The increase in Infrastructure Solutions revenue is due primarily to the sale of hardware partially offset by a decrease in the sale of maintenance services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $5.4 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to increases in payroll related costs, contractor costs and operating taxes. For the three months ended March 31, 2023, payroll costs and contractor costs increased $1.4 million and $2.2 million, respectively, compared to the same period in the prior year due to additional headcount to support the growth in the Cloud and Consulting practices. Primarily as a result of existing consulting projects that continue to grow, billable resources increased by 99 persons compared to March 31, 2022. Operating taxes increased $1.4 million for the three months ended March 31, 2023 compared to the same period in the prior year due to increases in general excise tax and regulatory fees.

SG&A expenses increased $4.1 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily to support revenue growth and to a lesser extent fill roles and implement software that the Company strategically determined will no longer be carried out by a shared resource for each of the segments. Payroll related costs increased $1.6 million due to increased headcount and employee commissions. Software development costs increased $1.1 million due to internal software projects. Bad debt expense increased $0.5 million due to the aging of certain customer receivables. Employee related costs increased $0.4 million as the Company continues to increase travel and entertainment expenses that were previously limited as a result of the COVID-19 pandemic.

Depreciation and amortization expense decreased $1.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by December 31, 2022 in addition to declining amortization expense on certain intangibles.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the three months ended March 31, 2023 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $0.8 million for implementation work associated with internal software projects in the three months ended March 31, 2023.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2023, the Company had an accumulated deficit of $228.0 million and $1,826.7 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $26.6 million and $89.1 million of cash flows from operations during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $125.2 million of short-term liquidity, comprised of $7.4 million of cash and cash equivalents, $100.0 million of undrawn capacity on our Revolving Credit Facility due 2026, $4.2 million available under the Network Receivables Facility (defined below) and $13.6 million available under the CBTS Receivables Facility (defined below).

On January 31, 2023, the Company, together with certain of its U.S. and Canadian subsidiaries, made certain amendments (the “Amendments”) to the Company’s accounts receivable securitization facility ("Receivables Facility"). The Amendments amend the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026.

As of March 31, 2023, the Company had borrowings of $35.5 million and $15.3 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $55.0 million. As of March 31, 2023, the Company had borrowings of $198.8 million and $0.8 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $213.2 million.

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

The Company’s primary uses of cash are for capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. The Company believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2026, its Network Receivables Facility and CBTS Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

As of March 31, 2023, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2023 totaled $26.6 million, a decrease of $62.5 million compared to the same period in the prior year. The decrease is primarily due to higher interest payments of $16.9 million for the three months ended March 31, 2023 compared to the comparable period in 2022 due to higher interest rates and increased borrowings on the Company's credit facilities in addition to increased cash outflow due to increased working capital associated with the IT Services and Hardware segment as well as increased inventory by the Network segment to support the accelerated build strategy compared to the same period in the prior year. The decrease was partially offset by $19.1 million of accounts receivable sold on the CBTS Receivables Facility as of March 31, 2023 compared to no accounts receivable sold on the Company's former Receivables Facility as of March 31, 2022.

Cash used in investing activities during the three months ended March 31, 2023 totaled $146.4 million, an increase of $61.0 million compared to the same period in the prior year due to the increase in capital expenditures primarily associated with extending the Company's fiber network.

Cash provided by financing activities during the three months ended March 31, 2023 totaled $122.7 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and receivables facilities of $77.0 million and $47.4 million, respectively. Cash used in financing activities during the three months ended March 31, 2022 totaled $4.2 million as net borrowings of $1.7 million on the Company's former Receivables Facility were more than offset by debt repayments of $5.9 million.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a complete description of regulatory matters.

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

The Company’s most critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2023 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
10.1	Third Amended and Restated Purchase and Sale Agreement dated as of January 31, 2023, by and among the Originators listed on Schedule I thereto, Cincinnati Bell Funding LLC, and Cincinnati Bell Inc. as Servicer.	8-K	2/6/2023	99.1	1-8519
10.2	Amended and Restated Receivables Financing Agreement dated as of January 31, 2023, by and among Cincinnati Bell Funding LLC as Borrower, Cincinnati Bell Inc. as Servicer, the various Lenders, LC Participants and Group Agents from time to time party thereto, PNC Bank, National Association as the Administrator and LC Bank, and PNC Capital Markets LLC as Structuring Agent.	8-K	2/6/2023	99.2	1-8519
10.3	Purchase and Sale Agreement dated as of January 31, 2023 by and among CBTS Funding LLC, the Originators listed on Schedule I thereto and CBTS Technology Solutions LLC as Servicer.	8-K	2/6/2023	99.3	1-8519
10.4	Receivables Financing Agreement dated as of January 31, 2023, by and among CBTS Funding LLC and Cincinnati Bell Funding Canada Ltd. as Borrowers, CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. as Servicers, the various Lenders, LC Participants and Group Party Agents thereto, PNC Bank, National Association as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC as Structuring Agent.	8-K	2/6/2023	99.4	1-8519
10.5	Amended and Restated Canadian Purchase and Sale Agreement dated as of January 31, 2023, by and among Cincinnati Bell Funding Canada Ltd. as Purchaser, and OnX Enterprises Solutions Ltd. as Originator and Servicer.	8-K	2/6/2023	99.5	1-8519
10.6	Receivables Purchase Agreement dated as of January 31, 2023, by and among CBTS Funding LLC as Seller, CBTS Technology Solutions LLC as Servicer, PNC Bank, National Association as Buyer and PNC Capital Markets LLC as Structuring Agent.	8-K	2/6/2023	99.6	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 4, 2023	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 4, 2023	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer