Form 10-Q
period 2023-06-30
CINCINNATI BELL INC
filed 2023-08-10
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$457.7	$439.5	$906.6	$875.3

Costs and expenses
Cost of services and products, excluding items below	249.0	241.2	502.3	479.7
Selling, general and administrative, excluding items below	102.1	95.9	207.4	185.5
Depreciation and amortization	111.6	130.1	244.9	249.6
Restructuring and severance related charges	1.2	0.4	1.4	1.3
Transaction and integration costs	0.1	4.3	0.1	6.6
Total operating costs and expenses	464.0	471.9	956.1	922.7
Operating loss	(6.3)	(32.4)	(49.5)	(47.4)
Interest expense	41.2	18.4	76.7	34.9
Other components of pension and postretirement benefit plans (benefit) expense	—	(2.6)	0.4	(5.2)
Other (income) expense, net	(27.1)	11.8	(24.0)	11.4
Loss before income taxes	(20.4)	(60.0)	(102.6)	(88.5)
Income tax benefit	(10.3)	(14.0)	(22.6)	(20.5)
Net loss	$(10.1)	$(46.0)	$(80.0)	$(68.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(10.1)	$(46.0)	$(80.0)	$(68.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.4	(3.1)	2.4	(1.3)
Defined benefit plans:
Net loss arising from remeasurement during the period, net of tax of ($0.4), ($0.4)	—	(1.3)	—	(1.3)
Amortization of prior service benefits included in net income, net of tax of $0.0, ($0.1)	(0.2)	—	(0.3)	—
Amortization of net actuarial gain included in net income, net of tax of ($0.4), ($0.6)	(1.0)	—	(1.8)	—
Total other comprehensive income (loss)	1.2	(4.4)	0.3	(2.6)
Total comprehensive loss	$(8.9)	$(50.4)	$(79.7)	$(70.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at March 31, 2023	$1,716.1	$(228.0)	$18.6	$1,506.7
Net loss	—	(10.1)	—	(10.1)
Other comprehensive income	—	—	1.2	1.2
Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8

Balance at March 31, 2022	$1,716.1	$(49.2)	$3.0	$1,669.9
Net loss	—	(46.0)	—	(46.0)
Other comprehensive loss	—	—	(4.4)	(4.4)
Balance at June 30, 2022	$1,716.1	$(95.2)	$(1.4)	$1,619.5

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(80.0)	—	(80.0)
Other comprehensive income	—	—	0.3	0.3
Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8

Balance at December 31, 2021	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	(68.0)	—	(68.0)
Other comprehensive loss	—	—	(2.6)	(2.6)
Balance at June 30, 2022	$1,716.1	$(95.2)	$(1.4)	$1,619.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$5.6	$9.4
Receivables, less allowances of $17.4 and $12.0	445.5	447.8
Inventory, materials and supplies	96.1	103.4
Prepaid expenses	52.3	45.7
Other current assets	37.7	25.7
Total current assets	637.2	632.0
Property, plant and equipment, net	2,257.9	2,116.8
Operating lease right-of-use assets	75.5	73.1
Goodwill	721.0	723.5
Intangible assets, net	773.2	829.1
Deferred income tax assets	2.0	2.2
Other noncurrent assets	72.2	58.9
Total assets	$4,539.0	$4,435.6
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$25.6	$45.0
Accounts payable	426.3	492.5
Unearned revenue and customer deposits	65.5	81.6
Accrued taxes	12.6	14.5
Accrued interest	3.1	2.0
Accrued payroll and benefits	50.7	52.5
Other current liabilities	47.2	47.8
Total current liabilities	631.0	735.9
Long-term debt, less current portion	1,973.5	1,656.0
Operating lease liabilities	68.8	66.1
Pension and postretirement benefit obligations	138.0	138.9
Pole license agreement obligation	42.2	43.6
Deferred income tax liability	67.5	98.2
Other noncurrent liabilities	120.2	119.4
Total liabilities	3,041.2	2,858.1
Shareowners’ equity
Additional paid-in capital	1,716.1	1,716.1
Accumulated deficit	(238.1)	(158.1)
Accumulated other comprehensive income	19.8	19.5
Total shareowners' equity	1,497.8	1,577.5
Total liabilities and shareowners’ equity	$4,539.0	$4,435.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(80.0)	$(68.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	244.9	249.6
Provision for loss on receivables	5.0	2.6
Unrealized (gain) loss on interest rate swaps	(12.8)	11.4
Noncash portion of interest expense	3.3	2.6
Deferred income taxes	(25.7)	(23.7)
Pension and other postretirement payments in excess of expense	(3.6)	(9.2)
Other, net	(0.5)	(0.2)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1.5)	69.3
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(1.4)	(6.5)
Decrease in accounts payable	(84.8)	(45.5)
(Decrease) increase in accrued and other current liabilities	(20.7)	4.5
Increase in other noncurrent assets	(1.8)	(6.2)
Decrease in other noncurrent liabilities	(3.8)	(4.5)
Net cash provided by operating activities	16.6	176.2
Cash flows from investing activities
Capital expenditures	(303.3)	(200.9)
Acquisition of businesses, net of cash acquired	(3.0)	(65.1)
Other, net	(2.9)	2.6
Net cash used in investing activities	(309.2)	(263.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	205.2	—
Net increase in corporate credit facility with initial maturities less than 90 days	68.0	77.0
Proceeds from borrowings on receivables facilities	1,110.6	575.6
Payments on receivables facilities	(1,055.1)	(552.6)
Repayment of debt	(33.9)	(10.7)
Payment of debt issuance costs	(3.3)	(0.7)
Net cash provided by financing activities	291.5	88.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(1.1)	1.4
Cash, cash equivalents and restricted cash at beginning of period	12.9	6.1
Cash, cash equivalents and restricted cash at end of period	$11.8	$7.5
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.4	$2.1
Acquisition of property on account	$95.6	$65.6

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

The Company had receivables with one customer, Verizon Communications Inc. (“Verizon”), which made up 21% of the outstanding accounts receivable balance at December 31, 2022. No customers exceeded 10% of outstanding accounts receivable at June 30, 2023. Revenue derived from foreign operations was approximately 8% of consolidated revenue for the three and six months ended June 30, 2023. Revenue derived from foreign operations was approximately 7% of consolidated revenue for the three and six months ended June 30, 2022.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” As of June 30, 2023, operations of DAO are nominal in nature. DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. Funding of DAO is provided in the form of cash contributions, debt issuance and grants that include a free standing warrant that allows the holder of the warrant at its option to convert the warrant into a class A-2 share of DAO at any time during the period commencing on the 2nd anniversary of the funding agreement and ending on the 10th anniversary of the funding agreement date. The Company has recorded the fair value associated with the warrant to "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of June 30, 2023 and December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5.6	$9.4
Restricted cash included in Other noncurrent assets	6.2	3.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$11.8	$12.9

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

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The Company’s estimated annual effective tax rate benefit was lower than the period’s loss at the statutory rate, due primarily to a federal and state valuation allowance recorded against deferred tax assets. With the current year loss, net operating losses now exceed deferred tax liabilities available for offset. Therefore, a $2.4 million partial federal and state valuation allowance has been recorded on net operating losses that are primarily non-expiring.

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

2. Mergers and Acquisitions

Acquisition of Ohio Transparent Telecom Inc.

On April 17, 2023 ("OTT Acquisition Date"), the Company acquired 100% of Ohio Transparent Telecom Inc. ("OTT"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan for an aggregate purchase price of $3.3 million consisting of $3.0 million in cash and $0.3 million in contingent consideration. The services and solutions provided by OTT will complement the services offered by Agile (defined below), which the Company acquired in the second quarter of 2022.

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the OTT Acquisition Date and recorded to the Network segment. The Company considers the allocation and fair value estimates of property, plant and equipment, goodwill, other assets and other liabilities to be preliminary in nature as of June 30, 2023. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the OTT Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of OTT will be applied retrospectively to the OTT Acquisition Date.

In connection with this acquisition, the Company recorded goodwill of $1.1 million attributable to an acquired workforce with industry expertise in addition to other expected synergies with Agile. The Company is continuing to evaluate the amount of goodwill that is expected to be deductible for income tax purposes.

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

Acquisition of Agile IWG Holdings, LLC

On May 2, 2022 (“Agile Acquisition Date”), the Company acquired Agile IWG Holdings, LLC ("Agile"), based in Canton, Ohio for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile.

The cash portion of the purchase price was funded through borrowings under the Company's former Receivables Facility and the Revolving Credit Facility (see Note 5).

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the Agile Acquisition Date. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflects various fair value estimates and analyses, including work performed by third-party valuation specialists. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is complete at June 30, 2023.

Nominal expenses related to the Agile acquisition were recorded in the three and six months ended June 30, 2023. The Company incurred acquisition expenses related to the Agile acquisition of $0.1 million and $1.7 million in the three and six months ended June 30, 2022, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

Based on fair value estimates, the purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

(dollars in millions)	Agile
Assets acquired
Receivables and other current assets	$1.8
Property, plant and equipment	10.2
Operating lease right-of-use assets	27.8
Intangible assets	19.4
Goodwill	35.0
Total assets acquired	94.2
Liabilities assumed
Accrued expenses and other current liabilities	2.5
Operating lease liabilities	25.7
Other noncurrent liabilities	0.5
Total liabilities assumed	28.7
Net assets acquired	$65.5

In connection with this acquisition, the Company recorded goodwill attributable to a diversified customer base and acquired workforce with industry expertise. The amount of goodwill related to this acquisition is deductible for income tax purposes.

In the second quarter of 2023, the Company recorded a measurement period adjustment to reflect the tax impact on the fair value of property, plant and equipment and intangible assets acquired which resulted in a decrease to "Deferred income tax liability" and to "Goodwill" of $4.4 million. Measurement period adjustments related to the acquisition of Agile were applied retrospectively to the Agile Acquisition Date.

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

Residential customers have implied month-to-month contracts. Commercial customers, with the exception of contracts associated with the SEA-US cable system, typically have contracts with an initial duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US cable system typically range from 15 to 25 years and payment is prepaid.

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

As of June 30, 2023, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $199.6 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Six months ended December 31, 2023	$10.2
2024	21.3
2025	21.2
2026	21.6
2027	21.8
Thereafter	103.5

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2022	$2.5	$2.7	$5.2	$12.0	$1.0	$13.0	$14.5	$3.7	$18.2
Additions	0.5	0.5	1.0	3.0	0.2	3.2	3.5	0.7	4.2
Amortization	(0.2)	(0.2)	(0.4)	(1.2)	(0.2)	(1.4)	(1.4)	(0.4)	(1.8)
Balance as of March 31, 2023	2.8	3.0	5.8	13.8	1.0	14.8	16.6	4.0	20.6
Additions	0.5	0.6	1.1	2.8	0.2	3.0	3.3	0.8	4.1
Amortization	(0.2)	(0.3)	(0.5)	(1.3)	(0.2)	(1.5)	(1.5)	(0.5)	(2.0)
Balance as of June 30, 2023	$3.1	$3.3	$6.4	$15.3	$1.0	$16.3	$18.4	$4.3	$22.7

The Company recognizes a liability for cash received up-front for IRU contracts. At June 30, 2023 and December 31, 2022, $3.7 million and $3.2 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2023 and December 31, 2022, $72.3 million and $74.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Data	$138.2	$129.5	$274.4	$255.6
Video	48.3	48.4	96.9	97.0
Voice	55.0	57.7	111.9	117.0
Other	9.4	11.4	17.5	20.9
Total Network	250.9	247.0	500.7	490.5
Consulting	89.0	83.5	173.7	166.9
Cloud	29.1	25.1	55.7	49.7
Communications	54.0	54.3	110.2	109.2
Infrastructure Solutions	40.8	36.1	78.3	72.0
Total IT Services and Hardware	212.9	199.0	417.9	397.8
Intersegment Revenue	(6.1)	(6.5)	(12.0)	(13.0)
Total Revenue	$457.7	$439.5	$906.6	$875.3

The following table presents revenues disaggregated by contract type:

	Three Months Ended June 30,
(dollars in millions)	Network		IT Services and Hardware		Intersegment revenue elimination		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Products and Services transferred at a point in time	$6.5	$6.1	$44.3	$38.1	$—	$—	$50.8	$44.2
Products and Services transferred over time	240.2	236.1	166.7	159.2	—	—	406.9	395.3
Intersegment revenue	4.2	4.8	1.9	1.7	(6.1)	(6.5)	—	—
Total revenue	$250.9	$247.0	$212.9	$199.0	$(6.1)	$(6.5)	$457.7	$439.5

	Six Months Ended June 30,
(dollars in millions)	Network		IT Services and Hardware		Intersegment revenue elimination		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Products and Services transferred at a point in time	$12.1	$13.5	$85.4	$76.6	$—	$—	$97.5	$90.1
Products and Services transferred over time	480.3	467.3	328.8	317.9	—	—	809.1	785.2
Intersegment revenue	8.3	9.7	3.7	3.3	(12.0)	(13.0)	—	—
Total revenue	$500.7	$490.5	$417.9	$397.8	$(12.0)	$(13.0)	$906.6	$875.3

4. Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2022	$177.6	$545.9	$723.5
Activity during the year:
Adjustments to prior year acquisition of Agile	—	(4.4)	(4.4)
Acquisition of OTT	—	1.1	1.1
Currency translations	0.8	—	0.8
Goodwill, balance as of June 30, 2023	$178.4	$542.6	$721.0

See Note 2 for further information related to the acquisitions of Agile and OTT. No impairment losses were recognized in goodwill for the three and six months ended June 30, 2023 and 2022.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$863.5	$(190.1)	$673.4	$862.1	$(140.7)	$721.4
Trade names	109.8	(28.4)	81.4	109.5	(20.5)	89.0
Technology	6.1	(1.5)	4.6	6.0	(1.0)	5.0
Total	979.4	(220.0)	759.4	977.6	(162.2)	815.4
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.0	—	7.0	6.9	—	6.9
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$993.2	$(220.0)	$773.2	$991.3	$(162.2)	$829.1

As a result of the acquisition of OTT, the Company recorded a nominal finite-lived intangible asset representing the preliminary fair value at the OTT Acquisition Date. See Note 2 for additional information regarding the acquisition of OTT. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $28.7 million and $57.4 million for the three and six months ended June 30, 2023, respectively. Amortization expense for finite-lived intangible assets was $29.9 million and $60.0 million for the three and six months ended June 30, 2022, respectively. In addition to amortization expense, the changes in definite-lived intangible assets from December 31, 2022 to June 30, 2023 are due to foreign currency translation. No impairment losses were recognized on intangible assets for the three and six months ended June 30, 2023 and 2022.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended December 31, 2023	$57.4
2024	105.6
2025	93.8
2026	86.6
2027	79.4
Thereafter	336.6
Total	$759.4

5. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2023	December 31, 2022
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Credit Agreement - Term B-3 Loans	2.0	—
7 1/4% Notes due 2023 (1)	—	22.8
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.1	0.3
Finance lease liabilities	11.5	9.9
Current portion of long-term debt	25.6	45.0
Long-term debt, less current portion:
Receivables Facility	—	186.9
Network Receivables Facility	36.2	—
CBTS Receivables Facility	206.4	—
Credit Agreement - Revolving Credit Facility	291.0	223.0
Credit Agreement - Term B-1 Loans	487.5	490.0
Credit Agreement - Term B-2 Loans	633.8	637.0
Credit Agreement - Term B-3 Loans	198.0	—
Various Cincinnati Bell Telephone notes (1)	95.7	96.4
Paniolo Fiber Assets Financing Arrangement	21.6	21.8
Digital Access Ohio Advance	3.7	0.9
Other financing arrangements	0.5	—
Finance lease liabilities	43.0	43.1
	2,017.4	1,699.1
Net unamortized discount	(5.9)	(4.3)
Unamortized note issuance costs	(38.0)	(38.8)
Long-term debt, less current portion	1,973.5	1,656.0
Total debt	$1,999.1	$1,701.0
(1)
As of June 30, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $7.8 million. As of December 31, 2022, the net carrying amounts of the 7 ¼% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments recorded on the Company's merger date, September 7, 2021, of $0.5 million and $8.5 million, respectively. Each adjustment is amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $291.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $109.0 million available for borrowings as of June 30, 2023. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis.

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

As of June 30, 2023, the Company had $36.2 million in borrowings and $16.4 million of letters of credit outstanding under the Network Receivables Facility, leaving no remaining availability on the total borrowing capacity of $52.6 million. As of June 30, 2023, the Company had $206.4 million in borrowings and $0.5 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $11.8 million remaining availability on the total borrowing capacity of $218.7 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. As a result of the Amendments, the CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of June 30, 2023, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $0.7 million.

Repayment of Notes

In the second quarter of 2023, the Company repaid the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 and related accrued and unpaid interest due upon the maturity date of the notes.

6. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022
Operating lease assets, net of amortization	Operating lease right-of-use assets	$75.5	$73.1
Finance lease assets, net of amortization	Property, plant and equipment, net	19.3	16.5
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	12.3	12.7
Noncurrent operating lease liabilities	Operating lease liabilities	68.8	66.1
Total operating lease liabilities		81.1	78.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	11.5	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	43.0	43.1
Total finance lease liabilities		$54.5	$53.0

.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.0	$1.6
Operating cash flows from operating leases	$6.9	$5.8
Financing cash flows from finance leases	$5.7	$4.6
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$7.6	$7.9
New finance leases	$7.1	$2.1

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

As of June 30, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2023	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$15.4	$—	$15.4	$—
Interest Rate Swap	Other noncurrent assets	$6.1	$—	$6.1	$—
Interest Rate Cap	Other current assets	$5.5	$—	$5.5	$—
Interest Rate Cap	Other noncurrent assets	$0.1	$—	$0.1	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$0.5	$—	$0.5	$—
Interest Rate Cap	Other noncurrent liabilities	$0.1	$—	$0.1	$—

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

The following table summarizes the location of (gains) losses in the Condensed Consolidated Statements of Operations that were recognized during the three and six months ended June 30, 2023 and 2022, in addition to the derivative contract type:

(dollars in millions)	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest Rate Swap	Other (income) expense, net	$(19.4)	$1.9	$(13.6)	$1.9
Interest Rate Cap	Other (income) expense, net	$(8.3)	$10.3	$(5.9)	$10.3

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2023 and December 31, 2022, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2023		December 31, 2022
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,982.0	$1,899.9	$1,686.5	$1,647.0
Other financing arrangements	48.2	38.9	50.1	45.3

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2023 and December 31, 2022, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2023, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8. Pension and Postretirement Plans

As of June 30, 2023, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

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

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the six months ended June 30, 2023 and 2022.

Pension and postretirement costs (benefits) are as follows:

	Three Months Ended June 30,
	2023	2022	2023	2022
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.5	3.8	1.3	0.7
Expected return on plan assets	(5.2)	(7.1)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	—
Actuarial gain	—	—	(1.4)	—
Pension / postretirement cost (benefit)	$0.3	$(3.3)	$(0.2)	$0.8

	Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	11.0	7.7	2.6	1.4
Expected return on plan assets	(10.4)	(14.3)	—	—
Amortization of:
Prior service benefit	—	—	(0.4)	—
Actuarial gain	(0.1)	—	(2.3)	—
Pension / postretirement cost (benefit)	$0.5	$(6.6)	$0.1	$1.6

Amortization of prior service benefit and actuarial gain in the three and six months ended June 30, 2023 represent reclassifications from accumulated other comprehensive income.

For the six months ended June 30, 2023, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.8 million. For the six months ended June 30, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $1.0 million. Based on current assumptions, contributions are expected to be nominal to the qualified pension plans in 2023. Contributions to the non-qualified pension plans in 2023 are expected to be approximately $2 million.

For the six months ended June 30, 2023 and 2022, contributions to our postretirement plans were $3.0 million and $3.2 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2023.

9. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of March 31, 2023	$26.2		$(7.6)	$18.6
Reclassifications, net	(1.2)	(a)	—	(1.2)
Foreign currency gain	—		2.4	2.4
Balance as of June 30, 2023	$25.0		$(5.2)	$19.8

Balance as of March 31, 2022	$2.6		$0.4	$3.0
Remeasurement of benefit obligations	(1.3)		—	(1.3)
Foreign currency loss	—		(3.1)	(3.1)
Balance as of June 30, 2022	$1.3		$(2.7)	$(1.4)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(2.1)	(a)	—	(2.1)
Foreign currency gain	—		2.4	2.4
Balance as of June 30, 2023	$25.0		$(5.2)	$19.8

Balance as of December 31, 2021	$2.6		$(1.4)	$1.2
Remeasurement of benefit obligations	(1.3)		—	(1.3)
Foreign currency loss	—		(1.3)	(1.3)
Balance as of June 30, 2022	$1.3		$(2.7)	$(1.4)

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

10. Business Segment Information

The Company’s segments are strategic business units that offer distinct products and services and are aligned with the Company's internal management structure and reporting. The Company operates two business segments identified as (1) Network and (2) IT Services and Hardware.

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Revenue
Network	$250.9	$247.0	$500.7	$490.5
IT Services and Hardware	212.9	199.0	417.9	397.8
Intersegment	(6.1)	(6.5)	(12.0)	(13.0)
Total revenue	$457.7	$439.5	$906.6	$875.3
Intersegment revenue
Network	$4.2	$4.8	$8.3	$9.7
IT Services and Hardware	1.9	1.7	3.7	3.3
Total intersegment revenue	$6.1	$6.5	$12.0	$13.0
Operating (loss) income
Network	$(3.7)	$(18.9)	$(32.8)	$(22.0)
IT Services and Hardware	0.8	(5.1)	(5.0)	(10.0)
Corporate	(3.4)	(8.4)	(11.7)	(15.4)
Total operating loss	$(6.3)	$(32.4)	$(49.5)	$(47.4)
Expenditures for long-lived assets*
Network	$154.7	$171.1	$295.1	$252.6
IT Services and Hardware	7.8	7.1	13.7	13.4
Corporate	0.1	—	0.2	—
Total expenditures for long-lived assets	$162.6	$178.2	$309.0	$266.0
Depreciation and amortization
Network	$86.3	$103.4	$195.2	$196.8
IT Services and Hardware	25.2	26.6	49.5	52.6
Corporate	0.1	0.1	0.2	0.2
Total depreciation and amortization	$111.6	$130.1	$244.9	$249.6

* Includes cost of acquisitions

(dollars in millions)	June 30, 2023	December 31, 2022
Assets
Network	$3,359.6	$3,218.5
IT Services and Hardware	1,047.8	812.2
Corporate and eliminations	131.6	404.9
Total assets	$4,539.0	$4,435.6

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $457.7 million and $906.6 million for the three and six months ended June 30, 2023 increased $18.2 million and $31.3 million, respectively, compared to the same periods in 2022 due to strategic revenue growth in both segments offsetting declines in Legacy revenue. For the three and six months ended June 30, 2023, Fioptics revenue increased $10.7 million and $20.8 million, respectively, compared to the comparable periods in the prior year as the Company continues to focus on high-speed internet activations while Legacy revenue decreased $10.5 million and $19.3 million, respectively, compared to the comparable periods in 2022. IT Services and Hardware revenue growth in each of the comparable periods is primarily due to services for existing customers which continue to bill and grow in 2023 in addition to increased hardware sales.

Operating loss for the three months ended June 30, 2023 and 2022 was $6.3 million and $32.4 million, respectively. Revenue growth in both segments in addition to lower depreciation and amortization expenses, primarily in the Network segment, due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023, as well as declining amortization expense on certain intangibles were partially offset by higher SG&A expenses to support revenue growth. The decrease in operating loss is also due to the decrease in transaction and integration costs in the three months ended June 30, 2023 compared to the same period in the prior year.

Operating loss for the six months ended June 30, 2023 and 2022 was $49.5 million and $47.4 million, respectively. In addition to similar trends that impacted the three months ended June 30, 2023, Corporate SG&A costs in the six months ended June 30, 2023 include $3.1 million related to employee contract termination costs.

Interest expense increased $22.8 million and $41.8 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in the prior year. The increase is primarily due to higher interest rates on the Term B-1 Loans, Term B-2 Loans and the Company's accounts receivable securitization facilities in addition to interest expense incurred on the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the Revolving Credit Facility due 2026 and accounts receivable securitization facilities.

Other components of pension and postretirement benefit plans expense increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in additional expense due to higher interest costs and less benefit from expected return on plan assets.

Other (income) expense, net totaled income of $27.1 million and $24.0 million for the three and six months ended June 30, 2023, respectively, primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $27.7 million and $19.5 million in the three and six months ended June 30, 2023, respectively. In addition, the Company recorded a patronage distribution of $5.0 million from one of the syndicated lenders in the Company's Credit Agreement in the six months ended June 30, 2023.

Other (income) expense, net totaled expense of $11.8 million and $11.4 million for the three and six months ended June 30, 2022, respectively, due to recording losses of $12.2 million associated with the Company's interest rate swaps and interest rate caps in the three months ended June 30, 2022.

Loss before income taxes totaled $20.4 million for the three months ended June 30, 2023 resulting in a decrease in the loss of $39.6 million compared to the same period in the prior year as the decrease in operating loss in addition to other income recorded in the three months ended June 30, 2023 more than offset higher interest expense in the three months ended June 30, 2023 and other expense recorded in the three months ended June 30, 2022.

Loss before income taxes totaled $102.6 million for the six months ended June 30, 2023 resulting in an increase in the loss of $14.1 million compared to the comparable period in 2022 primarily due to the increase in interest expense which more than offset other income recorded in the six months ended June 30, 2023 compared to other expense recorded in the six months ended June 30, 2022.

The income tax provision for the three months ended June 30, 2023 was a benefit of $10.3 million and is significantly higher than the period’s loss at the statutory rate due to lower forecasted loss for 2023 resulting in the reversal of a portion of the valuation allowance that was recorded in the first quarter of 2023. Despite the effect of the reversal of the valuation allowance, the income tax benefit is lower than the $14.0 million income tax benefit recorded in the comparable period in 2022 due to a lower loss in the three months ended June 30, 2023 than in the comparable period.

The income tax provision for the six months ended June 30, 2023 was a benefit of $22.6 million and is higher than the period’s loss at the statutory rate due to state income tax benefit, offset in part by federal and state valuation allowances recorded against deferred tax assets. The income tax benefit is higher than the $20.5 million benefit recorded in the comparable period in 2022 due to a greater loss in the six months ended June 30, 2023 than in the comparable period.

Network

The Network segment provides products and services that are categorized as Fioptics, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for approximately 150 years. In 2022, the Company announced that we will be doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC (“Agile”), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. The Company is able to deliver speeds of up to one gigabit per second to more than 85% of Greater Cincinnati and more than 45% of Hawaii’s total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection. Subsequent to the Company’s acquisitions of Agile in May 2022 and OTT in April 2023, Enterprise Fiber revenue also includes revenue from Agile and OTT.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Data	$138.2	$129.5	$8.7	7%	$274.4	$255.6	$18.8	7%
Video	48.3	48.4	(0.1)	0%	96.9	97.0	(0.1)	0%
Voice	55.0	57.7	(2.7)	(5)%	111.9	117.0	(5.1)	(4)%
Other	9.4	11.4	(2.0)	(18)%	17.5	20.9	(3.4)	(16)%
Total Revenue	250.9	247.0	3.9	2%	500.7	490.5	10.2	2%
Operating costs and expenses:
Cost of services and products	113.3	111.1	2.2	2%	230.2	219.1	11.1	5%
Selling, general and administrative	54.9	51.4	3.5	7%	108.0	96.6	11.4	12%
Depreciation and amortization	86.3	103.4	(17.1)	(17)%	195.2	196.8	(1.6)	(1)%
Transaction and integration costs	0.1	—	0.1	n/m	0.1	—	0.1	n/m
Total operating costs and expenses	254.6	265.9	(11.3)	(4)%	533.5	512.5	21.0	4%
Operating loss	$(3.7)	$(18.9)	$15.2	(80)%	$(32.8)	$(22.0)	$(10.8)	49%
Operating margin	(1.5)%	(7.7)%		6.2 pts	(6.6)%	(4.5)%		(2.1) pts
Capital expenditures	$151.7	$106.0	$45.7	43%	$289.4	$187.5	$101.9	54%

Network, continued

	June 30,
Metrics information (in thousands):	2023	2022	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	319.1	274.3	44.8	16%
Video
Fioptics Video	121.5	121.7	(0.2)	0%
Voice
Fioptics Voice Lines	98.9	100.9	(2.0)	(2)%
Fioptics Units Passed
Units passed FTTP*	712.3	590.0	122.3	21%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	11,992	7,480	4,512	60%
Legacy
Data
DSL and FTTN**	38.4	63.2	(24.8)	(39)%
Voice
Legacy Voice Lines	125.5	145.9	(20.4)	(14)%

* Fiber-to-the-Premise (FTTP)

**Internet speeds of less than 100mbps including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

	June 30,
Metrics information (in thousands):	2023	2022	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	78.4	67.3	11.1	16%
Video
Fioptics Video	34.8	36.1	(1.3)	(4)%
Voice
Fioptics Voice Lines	30.1	28.6	1.5	5%
Fioptics Units Passed
Units passed FTTP**	305.4	237.3	68.1	29%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	5,681	3,874	1,807	47%
Legacy
Data
DSL and FTTN***	33.4	35.2	(1.8)	(5)%
Voice
Legacy Voice Lines	113.6	129.2	(15.6)	(12)%

* Fiber-to-the-Premise (FTTP)

** Includes units passed for both consumer and business on Oahu and neighboring islands

***Internet speeds of less than 100mbps including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

Revenue

	Three Months Ended June 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$61.4	$14.8	$76.2	$53.3	$10.8	$64.1
Video	39.6	8.7	48.3	39.3	9.1	48.4
Voice	8.5	3.1	11.6	8.5	2.9	11.4
Other	1.8	2.7	4.5	6.0	—	6.0
	111.3	29.3	140.6	107.1	22.8	129.9
Enterprise Fiber
Data	25.8	12.9	38.7	23.1	11.9	35.0
Legacy
Data	14.7	8.6	23.3	18.7	11.7	30.4
Voice	21.4	22.0	43.4	22.5	23.8	46.3
Other	1.9	3.0	4.9	2.7	2.7	5.4
	38.0	33.6	71.6	43.9	38.2	82.1
Total Network revenue	$175.1	$75.8	$250.9	$174.1	$72.9	$247.0

	Six Months Ended June 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$121.0	$28.7	$149.7	$104.6	$21.6	$126.2
Video	79.5	17.4	96.9	78.8	18.2	97.0
Voice	17.0	6.0	23.0	17.0	5.7	22.7
Other	3.2	3.4	6.6	9.5	—	9.5
	220.7	55.5	276.2	209.9	45.5	255.4
Enterprise Fiber
Data	51.2	25.7	76.9	44.6	23.6	68.2
Legacy
Data	30.5	17.3	47.8	38.0	23.2	61.2
Voice	44.0	44.9	88.9	46.2	48.1	94.3
Other	4.4	6.5	10.9	6.5	4.9	11.4
	78.9	68.7	147.6	90.7	76.2	166.9
Total Network revenue	$350.8	$149.9	$500.7	$345.2	$145.3	$490.5

Fioptics

Fioptics revenue for the three and six months ended June 30, 2023 increased $10.7 million and $20.8 million, respectively, compared to the same periods in 2022 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base and accelerating the pace of our fiber build which enabled us to pass 55,100 FTTP addresses in Cincinnati and 37,400 FTTP addresses in Hawaii during the six months ended June 30, 2023. The Average Revenue Per User (“ARPU”) for the three and six months ended June 30, 2023 increased for internet in both Cincinnati and Hawaii compared to the comparable periods in 2022 primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased 2% in Hawaii in each of the three and six months ended June 30, 2023 compared to the same periods in 2022 which partially offset the decline in subscribers. Video ARPU increases are related to price increases as well as the change in the mix of subscribers. Other revenue primarily consists of revenue from nonrecurring subsidized fiber build projects in Cincinnati and Hawaii and totaled $4.5 million and $6.5 million for the three and six months ended June 30, 2023, respectively, and $5.9 million and $9.2 million for the three and six months ended June 30, 2022, respectively.

Network, continued

Enterprise Fiber

Enterprise Fiber revenue for the three and six months ended June 30, 2023 increased $3.7 million and $8.7 million, respectively, compared to the same periods in the prior year primarily due to increased revenue contributed by Agile of $2.3 million and $5.9 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in 2022. In addition, revenue increased as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 60% and 47% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. During 2022, significant contracts were signed with large carriers in Cincinnati and Hawaii to upgrade Ethernet Bandwidth across their networks which continue to bill and grow in 2023. Increased revenue was partially offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $10.5 million and $19.3 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to the decline in voice lines and DSL subscribers. Voice lines declined 14% and 12% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber.

Operating Costs and Expenses

Cost of services and products increased $2.2 million for the three months ended June 30, 2023 compared to the same period in the prior year due to increased video content costs of $1.3 million due to rate increases as well as increases in operating taxes and rent expense. Operating taxes increased $1.3 million primarily due to increased regulatory fees, and higher rent expense of $1.2 million is primarily due to increased expense contributed by Agile in the three months ended June 30, 2023. These increases were partially offset by a decrease in payroll related costs of $1.0 million as a result of favorable payroll benefit costs which more than offset increased wages associated with higher headcount to support our fiber network expansion.

Cost of services and products increased $11.1 million for the six months ended June 30, 2023 compared to the comparable period in the prior year due to increases in video content costs of $3.2 million, operating taxes of $3.1 million and rent expense of $3.0 million primarily due to similar trends that impacted the quarter. In addition, contract services increased $1.2 million due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network.

Network, continued

SG&A expenses increased $3.5 million for the three months ended June 30, 2023 compared to the same period in 2022. Increased costs are primarily due to initiatives to support revenue growth in addition to increases in bad debt expense, payroll related costs and software development costs. Bad debt expense increased $1.0 million primarily due to favorable collection efforts resulting in lower bad debt expense in the three months ended June 30, 2022. Payroll related costs increased $0.8 million primarily due to additional headcount. Software development costs increased $0.5 million due to internal projects.

SG&A expenses increased $11.4 million for the six months ended June 30, 2023 compared to the comparable period in the prior year due to initiatives to support revenue growth as well as increases in payroll related costs of $4.3 million, bad debt expense of $2.5 million and software development costs of $1.1 million primarily due to similar trends that impacted the quarter. The increase in payroll related costs in the six months ended June 30, 2023 compared to the same period in 2022 was also impacted by additional headcount, including incremental headcount associated with the acquisition of Agile which occurred during the second quarter of 2022. In addition, advertising costs increased $1.1 million due to increased marketing campaigns and promotional events.

Depreciation and amortization expense decreased $17.1 million and $1.6 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 in addition to declining amortization expense on certain intangibles.

Network, continued

Capital Expenditures

	Three Months Ended June 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$51.2	$18.4	$69.6	$30.4	$10.4	$40.8
Installation	21.9	7.8	29.7	17.6	5.2	22.8
Other	3.0	1.0	4.0	1.7	0.3	2.0
Total Fioptics	76.1	27.2	103.3	49.7	15.9	65.6
Enterprise Fiber	9.2	8.8	18.0	4.5	4.6	9.1
Other	15.3	15.1	30.4	9.8	21.5	31.3
Total Network Capital Expenditures	$100.6	$51.1	$151.7	$64.0	$42.0	$106.0

	Six Months Ended June 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$90.9	$33.8	$124.7	$55.5	$19.9	$75.4
Installation	43.3	16.7	60.0	28.5	10.3	38.8
Other	10.1	1.5	11.6	3.7	0.6	4.3
Total Fioptics	144.3	52.0	196.3	87.7	30.8	118.5
Enterprise Fiber	14.6	14.1	28.7	7.2	8.2	15.4
Other	30.2	34.2	64.4	19.3	34.3	53.6
Total Network Capital Expenditures	$189.1	$100.3	$289.4	$114.2	$73.3	$187.5

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses and has accelerated the pace of our build, and during the three and six months ended June 30, 2023, we passed 33,300 and 55,100 FTTP addresses in Cincinnati, respectively. As of June 30, 2023, the Company is able to deliver its Fioptics services with speeds up to one gigabit or more to 712,300 residential and commercial addresses, or more than 85% of our operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three and six months ended June 30, 2023 increased $20.8 million and $35.4 million, respectively, compared to the same periods in 2022 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. In the three and six months ended June 30, 2023, Cincinnati installation capital expenditures increased $4.3 million and $14.8 million, respectively, compared to the comparable periods in the prior year primarily due to increased activations. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $4.7 million and $7.4 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to increased capital expenditures contributed by Agile of $3.3 million and $4.9 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in the prior year. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three and six months ended June 30, 2023 increased $8.0 million and $13.9 million, respectively, compared to the same periods in the prior year due to building out 21,000 and 37,400 FTTP addresses in the three and six months ended June 30, 2023, respectively. Hawaii installation capital expenditures increased $2.6 million and $6.4 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in 2022 primarily due to increased internet installations, and to a lesser extent, timing of expenditures for CPE. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

Using our experience and expertise, Infrastructure Solutions are tailored to our customers’ organizational goals. We offer a complete portfolio of services that provide customers with efficient and optimized IT solutions that are agile and responsive to their business and are integrated, simplified and manageable. Through consulting with customers, the Company builds solutions using standard manufacturer equipment to meet our customers’ specific requirements.

Consulting services help customers assess their business and technology needs and provide the talent needed to ensure success. The Company is a premier provider of application services and IT staffing.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Consulting	$89.0	$83.5	$5.5	7%	$173.7	$166.9	$6.8	4%
Cloud	29.1	25.1	4.0	16%	55.7	49.7	6.0	12%
Communications	54.0	54.3	(0.3)	(1)%	110.2	109.2	1.0	1%
Infrastructure Solutions	40.8	36.1	4.7	13%	78.3	72.0	6.3	9%
Total revenue	212.9	199.0	13.9	7%	417.9	397.8	20.1	5%
Operating costs and expenses:
Cost of services and products	141.6	136.4	5.2	4%	283.8	273.2	10.6	4%
Selling, general and administrative	44.1	40.7	3.4	8%	88.2	80.7	7.5	9%
Depreciation and amortization	25.2	26.6	(1.4)	(5)%	49.5	52.6	(3.1)	(6)%
Restructuring and severance related charges	1.2	0.4	0.8	n/m	1.4	1.3	0.1	8%
Total operating costs and expenses	212.1	204.1	8.0	4%	422.9	407.8	15.1	4%
Operating income (loss)	$0.8	$(5.1)	$5.9	n/m	$(5.0)	$(10.0)	$5.0	(50)%
Operating margin	0.4%	(2.6)%		3.0 pts	(1.2)%	(2.5)%		1.3 pts
Capital expenditures	$7.8	$7.1	$0.7	10%	$13.7	$13.4	$0.3	2%

IT Services and Hardware, continued

Metrics information:	June 30, 2023	June 30, 2022	Change	% Change
Consulting
Billable Resources	2,374	2,325	49	2%

Communications
NaaS Locations	12,476	11,354	1,122	10%
SD - WAN Locations	9,144	8,188	956	12%
Hosted UCaaS Profiles*	316,852	310,309	6,543	2%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue increased $13.9 million and $20.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. Consulting revenue increased $5.5 million and $6.8 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in 2022 primarily due to existing projects which continue to bill and grow in 2023. Cloud revenue increased $4.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 primarily due to providing ongoing monitoring and management services, and to a lesser extent, cloud computing services related to significant customer contracts obtained in prior years which continue to bill and grow in 2023. Communications revenue increased $1.0 million for the six months ended June 30, 2023 compared to the same period in the prior year as a result of customers migrating to newer technologies which has increased the Company’s Hosted UCaaS profiles, NaaS locations and SD-WAN locations. These increases were partially offset by the decline in legacy communications revenue. The increase in Infrastructure Solutions revenue in the three and six months ended June 30, 2023 compared to the comparable periods in 2022 is due primarily to the sale of hardware. The increase in the three months ended June 30, 2023 compared to the same period in 2022 was partially offset by a decrease in professional services projects while the increase in the six months ended June 30, 2023 compared to the same period in 2022 was partially offset by a decrease in the sale of maintenance services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $5.2 million and $10.6 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in 2022 primarily due to increases in payroll related costs, contractor costs, operating taxes, and to a lesser extent, increased software licensing costs. For the three and six months ended June 30, 2023, payroll related costs increased $0.9 million and $2.4 million, respectively, and contractor costs increased $2.5 million and $4.7 million, respectively, compared to the same periods in the prior year due to additional headcount to support the growth in the Cloud and Consulting practices. Primarily as a result of existing consulting projects that continue to grow, billable resources increased by 49 persons compared to June 30, 2022. Operating taxes increased $0.7 million and $2.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to increases in general excise tax and regulatory fees. Higher software licensing costs were incurred to support strategic revenue growth in the Communications practice.

SG&A expenses increased $3.4 million and $7.5 million for the three and six months ended June 30, 2023, respectively, compared to the comparable periods in the prior year primarily to support revenue growth, and to a lesser extent, fill roles and implement software that the Company strategically determined will no longer be carried out by a shared resource for each of the segments. Payroll related costs increased $3.2 million and $4.8 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022 due to increased headcount and employee commissions. For the three and six months ended June 30, 2023, software development costs increased $1.0 million and $2.1 million, respectively, compared to the same periods in the prior year due to internal software projects. The increase in SG&A expenses for the three months ended June 30, 2023 compared to the comparable period in 2022 was partially offset by a decrease in bad debt expense of $0.8 million primarily due to the favorable resolution of reserved balances.

Depreciation and amortization expense decreased $1.4 million and $3.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease is due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by December 31, 2022 in addition to declining amortization expense on certain intangibles.

Restructuring and severance related charges recorded in the three and six months ended June 30, 2023 and 2022 are associated with initiatives to reduce and contain costs.

IT Services and Hardware, continued

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the six months ended June 30, 2023 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $2.2 million for implementation work associated with internal software projects in the six months ended June 30, 2023.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2023, the Company had an accumulated deficit of $238.1 million and $1,999.1 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $16.6 million and $176.2 million of cash flows from operations during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had $126.4 million of short-term liquidity, comprised of $5.6 million of cash and cash equivalents, $109.0 million of undrawn capacity on our Revolving Credit Facility due 2026 and $11.8 million available under the CBTS Receivables Facility (defined below).

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis.

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

As of June 30, 2023, the Company had borrowings of $36.2 million and $16.4 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $52.6 million. As of June 30, 2023, the Company had borrowings of $206.4 million and $0.5 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $218.7 million.

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

As of June 30, 2023, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2023 totaled $16.6 million, a decrease of $159.6 million compared to the same period in the prior year. The decrease is due to higher interest payments of $43.4 million for the six months ended June 30, 2023 compared to the comparable period in 2022 due to higher interest rates and increased borrowings on the Company's credit facilities as well as $32.3 million of accounts receivable sold on the Company's former Receivables Facility as of June 30, 2022 compared to $0.7 million of accounts receivable sold on the CBTS Receivables Facility as of June 30, 2023. In addition, increased cash outflow is due to increased working capital associated with the IT Services and Hardware segment as well as increased inventory by the Network segment to support the accelerated build strategy compared to the same period in the prior year.

Cash used in investing activities during the six months ended June 30, 2023 totaled $309.2 million, an increase of $45.8 million compared to the same period in the prior year due to the increase in capital expenditures primarily associated with extending the Company's fiber network. The increase was partially offset by cash payments totaling $65.1 million for the acquisition of Agile in the second quarter of 2022.

Cash provided by financing activities during the six months ended June 30, 2023 totaled $291.5 million primarily due to the issuance of $200.0 million of Term B-3 Loans and net borrowings on the Revolving Credit Facility due 2026 and receivables facilities of $68.0 million and $55.5 million, respectively. These increases were partially offset by the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023. Cash provided by financing activities during the six months ended June 30, 2022 totaled $88.6 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and the Company's former Receivables Facility of $77.0 million and $23.0 million, respectively.

Regulatory Matters

Infrastructure Investment and Jobs Act

On November 15, 2021, President Biden signed the $1 trillion Infrastructure Investment and Jobs Act (Public Law No. 117-58) (“IIJA”), which contains $65 billion for various broadband initiatives.

Broadband Equity, Access, and Deployment (“BEAD”) Program: The IIJA includes $42.5 billion which will be distributed by the National Telecommunications and Information Administration (“NTIA”) to states for awards to public and private entities to expand broadband deployment to currently unserved or underserved areas. In June 2023, the NTIA announced its allocation of funds that will be made available to each state based upon the determination of unserved and underserved areas from the FCC’s broadband map released in June 2023. The NTIA is still finalizing its rules for the BEAD grants and the individual state broadband offices are developing their plans for awarding funds within their respective states. The Company is closely monitoring the federal and state procedural rules drafting processes and continues to evaluate initiatives that will lay the foundation for potential participation within each state and will pursue opportunities for funding where it deems it to be beneficial.

Middle Mile Grants (“MMG”) Program: The IIJA appropriated $1 billion for the MMG Program to be used to “encourage the expansion and extension of middle mile infrastructure to reduce the cost of connecting unserved and underserved areas to the backbone of the internet” and to “promote broadband connection resiliency through the creation of alternative network connection paths that can be designed to prevent single points of failure on a broadband network.” The NTIA accepted middle-mile applications through November 1, 2022 and on June 15, 2023 announced that $930 million was awarded for projects covering 35 states and Puerto Rico. Hawaiian Telcom applied for $37.4 million to partially fund an economically and environmentally sustainable open access middle mile infrastructure to benefit unserved and underserved communities and improve the resiliency of existing broadband services in the state of Hawaii by building new terrestrial and undersea fiber routes in the state. The NTIA awarded Hawaiian Telcom $37.4 million for the project.

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

Recently Issued Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements for further information on recently issued accounting standards. The adoption of new accounting standards did not have a material impact on the Company’s financial results for the six months ended June 30, 2023.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2023 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s risk factors. There are no material changes for the six months ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
10.1	Incremental Amendment to Credit Agreement dated as of May 3, 2023, by and among the Cincinnati Bell Inc., as Borrower, Red Fiber Parent LLC, as Holdings, the Guarantors party thereto, Goldman Sachs Bank USA, as Administrative Agent, and CoBank ACB, as the Term B-3 Lender.	8-K	5/8/2023	10.1	1-8519
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					+
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	August 10, 2023	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	August 10, 2023	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer