Form 10-Q
period 2023-09-30
CINCINNATI BELL INC
filed 2023-11-06
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$448.3	$462.1	$1,354.9	$1,337.4

Costs and expenses
Cost of services and products, excluding items below	252.5	258.0	754.8	737.7
Selling, general and administrative, excluding items below	107.9	102.6	315.3	288.1
Depreciation and amortization	109.2	131.5	354.1	381.1
Loss on impairment of long-lived assets	—	2.7	—	2.7
Restructuring and severance related charges	0.7	0.5	2.1	1.8
Transaction and integration costs	—	3.5	0.1	10.1
Total operating costs and expenses	470.3	498.8	1,426.4	1,421.5
Operating loss	(22.0)	(36.7)	(71.5)	(84.1)
Interest expense	43.3	24.3	120.0	59.2
Other components of pension and postretirement benefit plans expense (benefit)	0.1	(0.7)	0.5	(5.9)
Other income, net	(14.6)	(25.7)	(38.6)	(14.3)
Loss before income taxes	(50.8)	(34.6)	(153.4)	(123.1)
Income tax benefit	(8.1)	(8.0)	(30.7)	(28.5)
Net loss	$(42.7)	$(26.6)	$(122.7)	$(94.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(42.7)	$(26.6)	$(122.7)	$(94.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(1.8)	(5.9)	0.6	(7.2)
Defined benefit plans:
Net loss arising from remeasurement during the period, net of tax of ($0.3), ($0.7)	—	(0.8)	—	(2.1)
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.2)	(0.1)	—	(0.4)	—
Amortization of net actuarial gain included in net income, net of tax of ($0.2), ($0.8)	(1.1)	—	(2.9)	—
Total other comprehensive loss	(3.0)	(6.7)	(2.7)	(9.3)
Total comprehensive loss	$(45.7)	$(33.3)	$(125.4)	$(103.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8
Net loss	—	(42.7)	—	(42.7)
Other comprehensive loss	—	—	(3.0)	(3.0)
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at September 30, 2023	$2,116.1	$(280.8)	$16.8	$1,852.1

Balance at June 30, 2022	$1,716.1	$(95.2)	$(1.4)	$1,619.5
Net loss	—	(26.6)	—	(26.6)
Other comprehensive loss	—	—	(6.7)	(6.7)
Balance at September 30, 2022	$1,716.1	$(121.8)	$(8.1)	$1,586.2

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(122.7)	—	(122.7)
Other comprehensive loss	—	—	(2.7)	(2.7)
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at September 30, 2023	$2,116.1	$(280.8)	$16.8	$1,852.1

Balance at December 31, 2021	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	(94.6)	—	(94.6)
Other comprehensive loss	—	—	(9.3)	(9.3)
Balance at September 30, 2022	$1,716.1	$(121.8)	$(8.1)	$1,586.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$7.7	$9.4
Receivables, less allowances of $17.1 and $12.0	378.6	447.8
Inventory, materials and supplies	122.1	103.4
Prepaid expenses	53.1	45.7
Other current assets	44.1	25.7
Total current assets	605.6	632.0
Property, plant and equipment, net	2,344.5	2,116.8
Operating lease right-of-use assets	75.2	73.1
Goodwill	720.4	723.5
Intangible assets, net	743.6	829.1
Deferred income tax assets	1.8	2.2
Other noncurrent assets	76.2	58.9
Total assets	$4,567.3	$4,435.6
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$25.7	$45.0
Accounts payable	377.6	492.5
Unearned revenue and customer deposits	66.1	81.6
Accrued taxes	14.6	14.5
Accrued interest	4.7	2.0
Accrued payroll and benefits	35.7	52.5
Other current liabilities	48.6	47.8
Total current liabilities	573.0	735.9
Long-term debt, less current portion	1,716.6	1,656.0
Operating lease liabilities	68.9	66.1
Pension and postretirement benefit obligations	137.3	138.9
Pole license agreement obligation	41.6	43.6
Deferred income tax liability	54.5	98.2
Other noncurrent liabilities	123.3	119.4
Total liabilities	2,715.2	2,858.1
Shareowners’ equity
Additional paid-in capital	2,116.1	1,716.1
Accumulated deficit	(280.8)	(158.1)
Accumulated other comprehensive income	16.8	19.5
Total shareowners' equity	1,852.1	1,577.5
Total liabilities and shareowners’ equity	$4,567.3	$4,435.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(122.7)	$(94.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	354.1	381.1
Loss on impairment of long-lived assets	—	2.7
Provision for loss on receivables	7.0	5.8
Unrealized gain on interest rate swaps	(21.7)	(14.8)
Noncash portion of interest expense	5.4	4.0
Deferred income taxes	(35.0)	(33.5)
Pension and other postretirement payments in excess of expense	(5.8)	(12.3)
Other, net	(1.9)	(1.4)
Changes in operating assets and liabilities:
Decrease in receivables	62.3	48.6
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(34.0)	(24.0)
(Decrease) increase in accounts payable	(112.7)	10.0
Decrease in accrued and other current liabilities	(30.6)	(23.9)
Decrease (increase) in other noncurrent assets	2.2	(9.1)
Decrease in other noncurrent liabilities	(7.4)	(3.6)
Net cash provided by operating activities	59.2	235.0
Cash flows from investing activities
Capital expenditures	(482.0)	(341.6)
Acquisition of businesses, net of cash acquired	(3.2)	(65.5)
Acquisition of fiber assets	(8.6)	—
Other, net	(0.1)	2.4
Net cash used in investing activities	(493.9)	(404.7)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	400.0	—
Proceeds from issuance of long-term debt	206.0	—
Net (decrease) increase in corporate credit facility with initial maturities less than 90 days	(187.0)	164.0
Proceeds from borrowings on receivables facilities	1,420.2	886.3
Payments on receivables facilities	(1,361.3)	(860.2)
Repayment of debt	(41.7)	(15.5)
Payment of debt issuance costs	(3.8)	(0.7)
Net cash provided by financing activities	432.4	173.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2.3)	4.1
Cash, cash equivalents and restricted cash at beginning of period	12.9	6.1
Cash, cash equivalents and restricted cash at end of period	$10.6	$10.2
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.7	$8.1
Acquisition of property on account	$76.6	$78.2

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

The Company had receivables with one customer, Verizon Communications Inc. (“Verizon”), which made up 13% and 21% of the outstanding accounts receivable balance at September 30, 2023 and December 31, 2022, respectively. Revenue derived from foreign operations was approximately 7% of consolidated revenue for the three and nine months ended September 30, 2023 and 2022.

In August 2023, Red Fiber Parent LLC ("Parent") committed to make capital contributions of $600.0 million to the Company, of which $400.0 million was received by the Company in the third quarter of 2023 and recorded to "Additional paid-in capital" on the Condensed Consolidated Balance Sheets and $200.0 million will be received in the fourth quarter of 2024. The capital contribution received in the third quarter of 2023 was used to repay borrowings on the Company's Revolving Credit Facility due 2026, fund capital expenditures, and fund working capital.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” As of September 30, 2023, operations of DAO are nominal in nature. DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. Funding of DAO is provided in the form of cash contributions, debt issuance and grants that include a free standing warrant that allows the holder of the warrant at its option to convert the warrant into a class A-2 share of DAO at any time during the period commencing on the 2nd anniversary of the funding agreement and ending on the 10th anniversary of the funding agreement date. The Company has recorded the fair value associated with the warrant to "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of September 30, 2023 and December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$7.7	$9.4
Restricted cash included in Other noncurrent assets	2.9	3.5
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$10.6	$12.9

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

Accounting for Impacts of Involuntary Events and Contingencies — Assets destroyed or damaged as a result of involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. Proceeds ultimately received from insurance claims for business interruption, direct expenditures and amounts for capital assets in excess of net book value will be recorded to results of operations when collected. No gain is recorded until all contingencies related to the insurance claim have been resolved.

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company expects to file insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. As of September 30, 2023, no receivable associated with insurance proceeds has been recorded. Expenditures in the quarter ended September 30, 2023 as a result of the fire have been primarily capital in nature. Additionally, due to the age of certain of the impacted assets, the net book value that was disposed in the quarter due to fire damage was nominal in nature.

In October 2023, attorneys filed a Second Amended Complaint in a proposed class action lawsuit filed in Hawaii state court, adding the Company along with other telecommunications companies and private and public landowners. Legal expenses related to this matter are not material in the third quarter of 2023, but it is possible the Company may incur significant expenses in legal fees, damages awards, or settlements in future periods.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. Based on the estimated annual effective tax rate, the Company’s tax benefit was lower than the period’s loss at the statutory rate, due primarily to federal and state valuation allowances recorded against deferred tax assets, offset in part by state income tax benefit. Discrete tax items in the reporting period, most notably a $2.6 million benefit for research and development tax credits, largely offset the estimated annual effective tax rate adjustments. With the current year loss, net operating losses exceed deferred tax liabilities available for offset. Therefore, a $9.6 million partial federal and state valuation allowance has been recorded year-to-date on net operating losses that are primarily non-expiring.

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

2. Mergers and Acquisitions

Acquisition of Bridgewired Fiber Assets

In the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million, consisting of $5.9 million in cash and $0.8 million in contingent consideration. The Company accounted for the Bridgewired fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets.

Acquisition of Ohio Transparent Telecom Inc.

On April 17, 2023 ("OTT Acquisition Date"), the Company acquired 100% of Ohio Transparent Telecom Inc. ("OTT"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan for an aggregate purchase price of $3.3 million, consisting of $3.2 million in cash and $0.1 million in contingent consideration. The services and solutions provided by OTT will complement the services offered by Agile (defined below), which the Company acquired in the second quarter of 2022.

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the OTT Acquisition Date and recorded to the Network segment. The Company considers the allocation and fair value estimates of property, plant and equipment, goodwill, other assets and other liabilities to be preliminary in nature as of September 30, 2023. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the OTT Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of OTT will be applied retrospectively to the OTT Acquisition Date.

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

No expenses related to the Agile acquisition were recorded in the three months ended September 30, 2023, and nominal expenses related to the Agile acquisition were recorded in the nine months ended September 30, 2023. The Company incurred acquisition expenses related to the Agile acquisition of $0.3 million and $1.9 million in the three and nine months ended September 30, 2022, respectively. These expenses are recorded in "Transaction and integration costs" on the Condensed Consolidated Statements of Operations.

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

3. Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Fioptics, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both residential and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers, as well as revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system. Subsequent to the Company’s acquisitions of Agile and OTT, services provided by Agile and OTT are also included in Enterprise Fiber.

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

As of September 30, 2023, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $194.6 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Three months ended December 31, 2023	$5.5
2024	21.4
2025	21.1
2026	21.3
2027	21.6
Thereafter	103.7

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

The following table presents the activity for the Company’s contract assets:

	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
(dollars in millions)	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company	Network	IT Services and Hardware	Total Company
Balance as of December 31, 2022	$2.5	$2.7	$5.2	$12.0	$1.0	$13.0	$14.5	$3.7	$18.2
Additions	0.5	0.5	1.0	3.0	0.2	3.2	3.5	0.7	4.2
Amortization	(0.2)	(0.2)	(0.4)	(1.2)	(0.2)	(1.4)	(1.4)	(0.4)	(1.8)
Balance as of March 31, 2023	2.8	3.0	5.8	13.8	1.0	14.8	16.6	4.0	20.6
Additions	0.5	0.6	1.1	2.8	0.2	3.0	3.3	0.8	4.1
Amortization	(0.2)	(0.3)	(0.5)	(1.3)	(0.2)	(1.5)	(1.5)	(0.5)	(2.0)
Balance as of June 30, 2023	3.1	3.3	6.4	15.3	1.0	16.3	18.4	4.3	22.7
Additions	0.6	0.4	1.0	3.0	0.2	3.2	3.6	0.6	4.2
Amortization	(0.2)	(0.4)	(0.6)	(1.4)	(0.2)	(1.6)	(1.6)	(0.6)	(2.2)
Balance as of September 30, 2023	$3.5	$3.3	$6.8	$16.9	$1.0	$17.9	$20.4	$4.3	$24.7

The Company recognizes a liability for cash received up-front for IRU contracts. At September 30, 2023 and December 31, 2022, $3.9 million and $3.2 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2023 and December 31, 2022, $71.5 million and $74.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Data	$139.7	$132.8	$414.1	$388.4
Video	47.8	47.8	144.7	144.8
Voice	53.3	58.2	165.2	175.2
Other	9.4	12.3	26.9	33.2
Total Network	250.2	251.1	750.9	741.6
Consulting	85.1	86.9	258.8	253.8
Cloud	30.6	25.1	86.3	74.8
Communications	56.2	56.1	166.4	165.3
Infrastructure Solutions	32.5	49.7	110.8	121.7
Total IT Services and Hardware	204.4	217.8	622.3	615.6
Intersegment Revenue	(6.3)	(6.8)	(18.3)	(19.8)
Total Revenue	$448.3	$462.1	$1,354.9	$1,337.4

The following table presents revenues disaggregated by contract type:

	Three Months Ended September 30,
(dollars in millions)	Network		IT Services and Hardware		Intersegment revenue elimination		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Products and Services transferred at a point in time	$7.4	$6.9	$39.7	$44.8	$—	$—	$47.1	$51.7
Products and Services transferred over time	238.8	239.4	162.4	171.0	—	—	401.2	410.4
Intersegment revenue	4.0	4.8	2.3	2.0	(6.3)	(6.8)	—	—
Total revenue	$250.2	$251.1	$204.4	$217.8	$(6.3)	$(6.8)	$448.3	$462.1

	Nine Months Ended September 30,
(dollars in millions)	Network		IT Services and Hardware		Intersegment revenue elimination		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Products and Services transferred at a point in time	$19.5	$20.4	$125.1	$121.4	$—	$—	$144.6	$141.8
Products and Services transferred over time	719.1	706.7	491.2	488.9	—	—	1,210.3	1,195.6
Intersegment revenue	12.3	14.5	6.0	5.3	(18.3)	(19.8)	—	—
Total revenue	$750.9	$741.6	$622.3	$615.6	$(18.3)	$(19.8)	$1,354.9	$1,337.4

4. Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2022	$177.6	$545.9	$723.5
Activity during the year:
Adjustments to prior year acquisition of Agile	—	(4.4)	(4.4)
Acquisition of OTT	—	1.1	1.1
Currency translations	0.2	—	0.2
Goodwill, balance as of September 30, 2023	$177.8	$542.6	$720.4

See Note 2 for further information related to the acquisitions of Agile and OTT. No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2023 and 2022.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$862.4	$(214.4)	$648.0	$862.1	$(140.7)	$721.4
Trade names	109.6	(32.3)	77.3	109.5	(20.5)	89.0
Technology	6.1	(1.7)	4.4	6.0	(1.0)	5.0
Total	978.1	(248.4)	729.7	977.6	(162.2)	815.4
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.1	—	7.1	6.9	—	6.9
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$992.0	$(248.4)	$743.6	$991.3	$(162.2)	$829.1

As a result of the acquisition of OTT, the Company recorded a nominal finite-lived intangible asset representing the preliminary fair value at the OTT Acquisition Date. See Note 2 for additional information regarding the acquisition of OTT. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $28.7 million and $86.1 million for the three and nine months ended September 30, 2023, respectively. Amortization expense for finite-lived intangible assets was $31.2 million and $91.2 million for the three and nine months ended September 30, 2022, respectively. In addition to amortization expense, the changes in definite-lived intangible assets from December 31, 2022 to September 30, 2023 are due to foreign currency translation. No impairment losses were recognized on intangible assets for the three and nine months ended September 30, 2023 and 2022.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2023	$28.7
2024	105.4
2025	93.7
2026	86.5
2027	79.3
Thereafter	336.1
Total	$729.7

5. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2023	December 31, 2022
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Credit Agreement - Term B-3 Loans	2.0	—
7 1/4% Notes due 2023 (1)	—	22.8
Paniolo Fiber Assets Financing Arrangement	0.4	0.5
Other financing arrangements	0.2	0.3
Finance lease liabilities	11.6	9.9
Current portion of long-term debt	25.7	45.0
Long-term debt, less current portion:
Receivables Facility	—	186.9
Network Receivables Facility	33.9	—
CBTS Receivables Facility	211.9	—
Credit Agreement - Revolving Credit Facility	36.0	223.0
Credit Agreement - Term B-1 Loans	486.3	490.0
Credit Agreement - Term B-2 Loans	632.1	637.0
Credit Agreement - Term B-3 Loans	197.5	—
Various Cincinnati Bell Telephone notes (1)	95.4	96.4
Paniolo Fiber Assets Financing Arrangement	21.6	21.8
Digital Access Ohio Advance	3.7	0.9
Other financing arrangements	0.6	—
Finance lease liabilities	39.5	43.1
	1,758.5	1,699.1
Net unamortized discount	(5.7)	(4.3)
Unamortized note issuance costs	(36.2)	(38.8)
Long-term debt, less current portion	1,716.6	1,656.0
Total debt	$1,742.3	$1,701.0
(1)
As of September 30, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $7.5 million. As of December 31, 2022, the net carrying amounts of the 7 ¼% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments recorded on the Company's merger date, September 7, 2021, of $0.5 million and $8.5 million, respectively. Each adjustment is amortized over the life of the respective notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $36.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $364.0 million available for borrowings as of September 30, 2023. The revolving credit facility matures in September 2026, and the Term B-1 Loans and Term B-2 loans under the Credit Agreement mature in November 2028.

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

As of September 30, 2023, the Company had $33.9 million in borrowings and $16.2 million of letters of credit outstanding under the Network Receivables Facility, leaving $1.4 million remaining availability on the total borrowing capacity of $51.5 million. As of September 30, 2023, the Company had $211.9 million in borrowings and $0.5 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $9.4 million remaining availability on the total borrowing capacity of $221.8 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. As a result of the Amendments, the CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2023, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $13.3 million.

Paniolo Fiber Assets Financing Arrangement

In the third quarter of 2023, the Company executed an amendment to the Paniolo fiber assets financing arrangement to replace LIBOR, the benchmark rate of interest, with Adjusted Term SOFR which is defined in the amendment as Term SOFR plus 0.1%. As a result of the amendment, borrowings under the Paniolo fiber assets financing arrangement bear interest at a rate per annum equal to Adjusted Term SOFR plus 3.0%. All other material terms and conditions of the Paniolo fiber assets financing arrangement were unchanged by the amendment.

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

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating lease assets, net of amortization	Operating lease right-of-use assets	$75.2	$73.1
Finance lease assets, net of amortization	Property, plant and equipment, net	16.9	16.5
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	11.8	12.7
Noncurrent operating lease liabilities	Operating lease liabilities	68.9	66.1
Total operating lease liabilities		80.7	78.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	11.6	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	39.5	43.1
Total finance lease liabilities		$51.1	$53.0

.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.0	$2.5
Operating cash flows from operating leases	$10.2	$9.0
Financing cash flows from finance leases	$9.9	$6.4
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$11.8	$11.6
New finance leases	$7.9	$8.1

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

The Company does not apply hedge accounting to the interest rate swaps and interest rate caps and records all mark-to-market adjustments directly to “Other income, net” in the Condensed Consolidated Statements of Operations. The fair values of the interest rate swaps and interest rate caps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

As of September 30, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2023	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$16.0	$—	$16.0	$—
Interest Rate Swap	Other noncurrent assets	$11.4	$—	$11.4	$—
Interest Rate Cap	Other current assets	$5.7	$—	$5.7	$—
Interest Rate Cap	Other noncurrent assets	$2.3	$—	$2.3	$—

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

The following table summarizes the location of gains in the Condensed Consolidated Statements of Operations that were recognized during the three and nine months ended September 30, 2023 and 2022, in addition to the derivative contract type:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Statement of Operations Location	2023	2022	2023	2022
Interest Rate Swap	Other income, net	$(10.2)	$(13.8)	$(23.8)	$(11.9)
Interest Rate Cap	Other income, net	$(3.9)	$(10.9)	$(9.8)	$(0.6)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2023 and December 31, 2022, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2023		December 31, 2022
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,726.6	$1,683.9	$1,686.5	$1,647.0
Other financing arrangements	47.3	40.1	50.1	45.3

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2023 and December 31, 2022, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2023, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

8. Pension and Postretirement Plans

As of September 30, 2023, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

In the three and nine months ended September 30, 2022, Hawaiian Telcom's pension plans made lump sum payments of $1.4 million and $6.8 million, respectively, resulting in a reduction of the benefit obligation of $6.8 million. The lump sum payments to the plan participants exceeded the sum of the service cost and the interest cost component of the net pension cost resulting in a nominal pension settlement cost for the nine months ended September 30, 2022.

In the third quarter of 2022, the Company identified a correction related to the Hawaiian Telcom postretirement health and life insurance plans liability. The adjustment resulted in an increase to the "Postretirement and Other Benefits liability" of $45.9 million, an increase to "Goodwill" of $35.0 million and reduction to "Deferred income tax liabilities" of $10.9 million on the Condensed Consolidated Balance Sheets. The impact of the correction is immaterial to current and prior period financial statements.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the nine months ended September 30, 2023 and 2022.

Pension and postretirement costs (benefits) are as follows:

	Three Months Ended September 30,
	2023	2022	2023	2022
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.4
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.5	4.2	1.3	1.7
Expected return on plan assets	(5.2)	(6.6)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	—
Actuarial gain	(0.1)	—	(1.2)	—
Pension / postretirement cost (benefit)	$0.2	$(2.4)	$—	$2.1

	Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.3	$0.6
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	16.5	11.9	3.9	3.1
Expected return on plan assets	(15.6)	(20.9)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	—
Actuarial gain	(0.2)	—	(3.5)	—
Pension / postretirement cost (benefit)	$0.7	$(9.0)	$0.1	$3.7

Amortization of prior service benefit and actuarial gain in the three and nine months ended September 30, 2023 represent reclassifications from accumulated other comprehensive income.

For the nine months ended September 30, 2023, contributions to the qualified pension plans were nominal, and contributions to the non-qualified pension plans were $1.5 million. For the nine months ended September 30, 2022, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $1.6 million. Based on current assumptions, contributions are expected to be nominal to the qualified pension plans in 2023. Contributions to the non-qualified pension plans in 2023 are expected to be approximately $2 million.

For the nine months ended September 30, 2023 and 2022, contributions to our postretirement plans were $5.0 million and $5.3 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2023.

9. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of June 30, 2023	$25.0		$(5.2)	$19.8
Reclassifications, net	(1.2)	(a)	—	(1.2)
Foreign currency loss	—		(1.8)	(1.8)
Balance as of September 30, 2023	$23.8		$(7.0)	$16.8

Balance as of June 30, 2022	$1.3		$(2.7)	$(1.4)
Remeasurement of benefit obligations	(0.8)		—	(0.8)
Foreign currency loss	—		(5.9)	(5.9)
Balance as of September 30, 2022	$0.5		$(8.6)	$(8.1)

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(3.3)	(a)	—	(3.3)
Foreign currency gain	—		0.6	0.6
Balance as of September 30, 2023	$23.8		$(7.0)	$16.8

Balance as of December 31, 2021	$2.6		$(1.4)	$1.2
Remeasurement of benefit obligations	(2.1)		—	(2.1)
Foreign currency loss	—		(7.2)	(7.2)
Balance as of September 30, 2022	$0.5		$(8.6)	$(8.1)

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

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Revenue
Network	$250.2	$251.1	$750.9	$741.6
IT Services and Hardware	204.4	217.8	622.3	615.6
Intersegment	(6.3)	(6.8)	(18.3)	(19.8)
Total revenue	$448.3	$462.1	$1,354.9	$1,337.4
Intersegment revenue
Network	$4.0	$4.8	$12.3	$14.5
IT Services and Hardware	2.3	2.0	6.0	5.3
Total intersegment revenue	$6.3	$6.8	$18.3	$19.8
Operating (loss) income
Network	$(7.0)	$(27.2)	$(39.8)	$(49.2)
IT Services and Hardware	(9.4)	(0.7)	(14.4)	(10.7)
Corporate	(5.6)	(8.8)	(17.3)	(24.2)
Total operating loss	$(22.0)	$(36.7)	$(71.5)	$(84.1)
Expenditures for long-lived assets*
Network	$179.4	$131.7	$474.5	$384.3
IT Services and Hardware	5.4	9.3	19.1	22.7
Corporate	—	0.1	0.2	0.1
Total expenditures for long-lived assets	$184.8	$141.1	$493.8	$407.1
Depreciation and amortization
Network	$84.3	$104.7	$279.5	$301.5
IT Services and Hardware	24.8	26.8	74.3	79.4
Corporate	0.1	—	0.3	0.2
Total depreciation and amortization	$109.2	$131.5	$354.1	$381.1

* Includes cost of acquisitions

(dollars in millions)	September 30, 2023	December 31, 2022
Assets
Network	$3,449.6	$3,218.5
IT Services and Hardware	979.0	812.2
Corporate and eliminations	138.7	404.9
Total assets	$4,567.3	$4,435.6

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Results for interim periods may not be indicative of results for the full year or any other interim period.

altafiber Brand

In March 2022, the Company announced that we will begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our Hawaiian Telcom business or our IT Services business, which is branded as CBTS in the U.S. and Europe and OnX in Canada.

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

Consolidated revenue totaling $448.3 million for the three months ended September 30, 2023 decreased $13.8 million compared to the same period in 2022 primarily due to the decrease in Infrastructure Solutions revenue which was impacted by declines in professional services projects and the sale of hardware. Fioptics revenue increased $8.0 million for the three months ended September 30, 2023 compared to the same period in the prior year as the Company's continued focus on high-speed internet activations was partially offset by lower subsidized fiber build revenue while Legacy revenue decreased $10.1 million compared to the comparable period in 2022.

Consolidated revenue totaling $1,354.9 million for the nine months ended September 30, 2023 increased $17.5 million compared to the same period in the prior year due to strategic revenue growth in both segments offsetting declines in Legacy revenue and Infrastructure Solutions revenue. Fioptics revenue increased $28.8 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to similar trends that impacted the quarter while Legacy revenue decreased $29.4 million compared to the comparable period in 2022. Additionally, Agile IWG Holdings, LLC ("Agile") contributed incremental revenue of $7.0 million for the nine months ended September 30, 2023 compared to the same period in the prior year. IT Services and Hardware revenue growth was primarily due to services for existing customers which continue to bill and grow in 2023 partially offset by a decrease in professional services projects.

Operating loss for the three and nine months ended September 30, 2023 was $22.0 million and $71.5 million, respectively, compared to operating loss of $36.7 million and $84.1 million for the three and nine months ended September 30, 2022, respectively. Lower operating loss for the three and nine months ended September 30, 2023 compared to the comparable periods in the prior year is primarily due to lower depreciation and amortization expenses, primarily in the Network segment, due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023, as well as declining amortization expense on certain intangibles. In addition, transaction and integration costs decreased in the three and nine months ended September 30, 2023 compared to the same periods in the prior year. These decreases in the three and nine months ended September 30, 2023 compared to the same periods in 2022 were partially offset by higher SG&A expenses to support strategic revenue growth. In addition, Corporate SG&A costs in the nine months ended September 30, 2023 include $3.1 million related to employee contract termination costs.

Interest expense increased $19.0 million and $60.8 million for the three and nine months ended September 30, 2023, respectively, compared to the comparable periods in the prior year. The increase is primarily due to higher interest rates on the Company's variable-rate borrowings in addition to interest expense incurred on the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the Revolving Credit Facility due 2026 and accounts receivable securitization facilities.

Other components of pension and postretirement benefit plans expense increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in additional expense due to higher interest cost on projected benefit obligations and less benefit from expected return on plan assets.

Other income, net totaled income of $14.6 million and $38.6 million for the three and nine months ended September 30, 2023, respectively, primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $14.1 million and $33.6 million in the three and nine months ended September 30, 2023, respectively. In addition, the Company recorded a patronage distribution of $5.0 million from one of the syndicated lenders in the Company's Credit Agreement in the nine months ended September 30, 2023.

Other income, net totaled $25.7 million and $14.3 million for the three and nine months ended September 30, 2022, respectively, due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $24.7 million and $12.5 million in the three and nine months ended September 30, 2022, respectively.

Loss before income taxes totaled $50.8 million for the three months ended September 30, 2023 resulting in an increase in the loss of $16.2 million compared to the same period in 2022 as the decrease in operating loss and decrease to gains associated with interest rate swap agreements and interest rate cap agreements were more than offset by higher interest expense in the three months ended September 30, 2023 compared to the same period in the prior year.

Loss before income taxes totaled $153.4 million for the nine months ended September 30, 2023 resulting in an increase in the loss of $30.3 million compared to the comparable period in 2022. The decrease in operating loss and the increase in other income recorded in the nine months September 30, 2023 compared to the same period in the prior year was more than offset by higher interest expense in the nine months ended September 30, 2023 compared to the comparable period in the prior year.

The income tax provision for the three months ended September 30, 2023 was a benefit of $8.1 million and is lower than the period’s loss at the statutory rate due to additional valuation allowance recorded in the quarter, offset by discrete tax items recorded in the period, most notably a $2.6 million benefit for research and development tax credits, as well as the effect of state income taxes. The income tax benefit is slightly higher than the $8.0 million income tax benefit recorded in the comparable period in 2022 due to a higher loss in the reporting period than in the comparable period, as well as the net favorable effect of discrete tax items recorded in the reporting period. These were offset, in part, by the valuation allowance recorded in the reporting period.

The income tax provision for the nine months ended September 30, 2023 was a benefit of $30.7 million and is lower than the period’s loss at the statutory rate due to the federal and state valuation allowances recorded against deferred tax assets, offset by discrete tax items recorded in the period, most notably a $2.6 million benefit for research and development tax credits, as well as the effect of state income taxes. The income tax benefit is higher than the $28.5 million benefit recorded in the comparable period in 2022 due to a greater loss in the reporting period than in the comparable period, as well as the net favorable effect of discrete tax items recorded in the reporting period. These were offset, in part, by the valuation allowance recorded in the reporting period.

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

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. The Company is able to deliver speeds of up to one gigabit per second to approximately 85% of Greater Cincinnati and approximately 50% of Hawaii’s total addressable market.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Data	$139.7	$132.8	$6.9	5%	$414.1	$388.4	$25.7	7%
Video	47.8	47.8	—	0%	144.7	144.8	(0.1)	0%
Voice	53.3	58.2	(4.9)	(8)%	165.2	175.2	(10.0)	(6)%
Other	9.4	12.3	(2.9)	(24)%	26.9	33.2	(6.3)	(19)%
Total Revenue	250.2	251.1	(0.9)	0%	750.9	741.6	9.3	1%
Operating costs and expenses:
Cost of services and products	115.5	115.4	0.1	0%	345.7	334.5	11.2	3%
Selling, general and administrative	57.4	55.5	1.9	3%	165.4	152.1	13.3	9%
Depreciation and amortization	84.3	104.7	(20.4)	(19)%	279.5	301.5	(22.0)	(7)%
Loss on impairment of long-lived assets	—	2.7	(2.7)	n/m	—	2.7	(2.7)	n/m
Transaction and integration costs	—	—	—	n/m	0.1	—	0.1	n/m
Total operating costs and expenses	257.2	278.3	(21.1)	(8)%	790.7	790.8	(0.1)	0%
Operating loss	$(7.0)	$(27.2)	$20.2	(74)%	$(39.8)	$(49.2)	$9.4	(19)%
Operating margin	(2.8)%	(10.8)%		8.0 pts	(5.3)%	(6.6)%		1.3 pts
Capital expenditures	$173.3	$131.3	$42.0	32%	$462.7	$318.8	$143.9	45%

Network, continued

	September 30,
Metrics information (in thousands):	2023	2022	Change	% Change
Cincinnati
Fioptics
Data
Internet FTTP*	332.0	287.4	44.6	16%
Video
Fioptics Video	122.9	122.7	0.2	0%
Voice
Fioptics Voice Lines	98.8	100.9	(2.1)	(2)%
Fioptics Units Passed
Units passed FTTP*	742.9	626.5	116.4	19%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	12,349	8,234	4,115	50%
Legacy
Data
DSL and FTTN**	33.2	56.1	(22.9)	(41)%
Voice
Legacy Voice Lines	120.0	140.4	(20.4)	(15)%

* Fiber-to-the-Premise (FTTP)

**Internet speeds of less than 100mbps including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

	September 30,
Metrics information (in thousands):	2023	2022	Change	% Change
Hawaii
Fioptics
Data
Internet FTTP*	83.0	68.5	14.5	21%
Video
Fioptics Video	34.4	35.7	(1.3)	(4)%
Voice
Fioptics Voice Lines	30.5	28.8	1.7	6%
Fioptics Units Passed
Units passed FTTP**	325.5	254.3	71.2	28%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	6,121	4,211	1,910	45%
Legacy
Data
DSL and FTTN***	31.0	33.8	(2.8)	(8)%
Voice
Legacy Voice Lines	109.6	126.0	(16.4)	(13)%

* Fiber-to-the-Premise (FTTP)

** Includes units passed for both consumer and business on Oahu and neighboring islands

***Internet speeds of less than 100mbps including Legacy DSL and Fiber-to-the-Node (FTTN) previously included in Fioptics Data

Network, continued

Revenue

	Three Months Ended September 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$63.5	$15.4	$78.9	$55.4	$13.0	$68.4
Video	39.4	8.4	47.8	39.0	8.8	47.8
Voice	8.6	3.0	11.6	8.8	2.8	11.6
Other	3.9	—	3.9	6.4	—	6.4
	115.4	26.8	142.2	109.6	24.6	134.2
Enterprise Fiber
Data	25.1	13.3	38.4	24.9	12.3	37.2
Legacy
Data	14.0	8.4	22.4	17.7	9.5	27.2
Voice	20.7	21.0	41.7	22.7	23.9	46.6
Other	1.6	3.9	5.5	3.1	2.8	5.9
	36.3	33.3	69.6	43.5	36.2	79.7
Total Network revenue	$176.8	$73.4	$250.2	$178.0	$73.1	$251.1

	Nine Months Ended September 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$184.5	$44.1	$228.6	$160.0	$34.6	$194.6
Video	118.9	25.8	144.7	117.8	27.0	144.8
Voice	25.6	9.0	34.6	25.8	8.5	34.3
Other	7.1	3.4	10.5	15.9	—	15.9
	336.1	82.3	418.4	319.5	70.1	389.6
Enterprise Fiber
Data	76.3	39.0	115.3	69.5	35.9	105.4
Legacy
Data	44.5	25.7	70.2	55.7	32.7	88.4
Voice	64.7	65.9	130.6	68.9	72.0	140.9
Other	6.0	10.4	16.4	9.6	7.7	17.3
	115.2	102.0	217.2	134.2	112.4	246.6
Total Network revenue	$527.6	$223.3	$750.9	$523.2	$218.4	$741.6

Fioptics

Fioptics revenue for the three and nine months ended September 30, 2023 increased $8.0 million and $28.8 million, respectively, compared to the same periods in 2022 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base and accelerating the pace of our fiber build which enabled us to pass 85,700 FTTP addresses in Cincinnati and 57,500 FTTP addresses in Hawaii during the nine months ended September 30, 2023. The Average Revenue Per User (“ARPU”) for the three and nine months ended September 30, 2023 increased for internet in both Cincinnati and Hawaii compared to the comparable periods in 2022 primarily due to price increases and more customers subscribing to higher broadband tiers. Other revenue primarily consists of revenue from nonrecurring subsidized fiber build projects in Cincinnati and Hawaii and totaled $3.9 million and $10.4 million for the three and nine months ended September 30, 2023, respectively, and $6.4 million and $15.6 million for the three and nine months ended September 30, 2022, respectively.

Network, continued

Enterprise Fiber

Enterprise Fiber revenue for the three and nine months ended September 30, 2023 increased $1.2 million and $9.9 million, respectively, compared to the same periods in the prior year primarily due to increased revenue contributed by Agile of $1.0 million and $7.0 million for the three and nine months ended September 30, 2023, respectively, compared to the comparable periods in 2022. In addition, revenue increased as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 50% and 45% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. During 2022, significant contracts were signed with large carriers in Cincinnati and Hawaii to upgrade Ethernet Bandwidth across their networks which continue to bill and grow in 2023. Increased revenue was partially offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $10.1 million and $29.4 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to the decline in voice lines and DSL subscribers. Voice lines declined 15% and 13% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber.

Operating Costs and Expenses

Cost of services and products increased $0.1 million for the three months ended September 30, 2023 compared to the same period in the prior year as increases in contract services costs of $1.4 million, rent expense of $0.8 million and video content costs of $0.4 million were offset by decreases in operating materials of $1.6 million and operating facilities expenses of $0.9 million. The increase in contract services costs is due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network while rent expense increased primarily due to increased expense contributed by Agile in the three months ended September 30, 2023. The decrease in operating materials is primarily due to decreased purchases associated with the expansion of our fiber network in the three months ended September 30, 2023 compared to the same period in 2022, and operating facilities expenses decreased due to lower energy costs.

Cost of services and products increased $11.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. Increased rent expense of $3.8 million, video content costs of $3.6 million and contract services costs of $2.6 million are due to similar trends that impacted the quarter. In addition, operating taxes increased $2.6 million primarily due to higher regulatory fees. These increases were partially offset by the decrease in operating materials of $2.2 million due to decreased purchases associated with the expansion of our fiber network and a significant wiring project completed in the nine months ended September 30, 2022. Payroll related costs also decreased $0.4 million as increased wages due to higher headcount to support our fiber network expansion were more than offset by favorable payroll benefit costs in the nine months ended September 30, 2023 compared to the comparable period in the prior year.

SG&A expenses increased $1.9 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to initiatives to support revenue growth in addition to increases in payroll related costs and software development costs. Payroll related costs increased $1.6 million due to additional headcount and higher employee commission expense that is deferred in accordance with ASC 606 and expensed over the average customer life or average contract term. The additional expense is the result of the contract asset increasing subsequent to purchase accounting adjustments recorded as of the Company's merger date, September 7, 2021 as well as increased subscriber counts. Software development costs increased $0.5 million due to internal projects. These increases were partially offset by decreased operating materials of $0.8 million primarily due to purchases associated with the Company's rebranding as altafiber in the three months ended September 30, 2022.

SG&A expenses increased $13.3 million for the nine months ended September 30, 2023 compared to the comparable period in the prior year due to initiatives to support revenue growth as well as increases in payroll related costs, software development costs, bad debt expense, advertising costs and contract services costs. Payroll related costs and software development costs increased $5.9 million and $1.6 million, respectively, primarily due to similar trends that impacted the quarter. In addition, payroll related costs were also impacted by incremental headcount associated with the acquisition of Agile which occurred during the second quarter of 2022. Bad debt expense increased $2.4 million primarily due to favorable collection efforts resulting in lower bad debt expense in the nine months ended September 30, 2022. The increase in advertising costs of $1.5 million is due to increased marketing campaigns and promotional events. Contract services costs increased $0.8 million primarily due to higher utilization of outside contractors on certain specialized projects and increased insurance expenses which more than offset a decrease in legal expense due to a legal dispute in Hawaii resulting in higher expense incurred in the nine months ended September 30, 2022.

Depreciation and amortization expense decreased $20.4 million and $22.0 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 in addition to declining amortization expense on certain intangibles.

Network, continued

Capital Expenditures

	Three Months Ended September 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$57.1	$23.5	$80.6	$45.1	$12.6	$57.7
Installation	21.2	11.9	33.1	24.5	5.4	29.9
Other	2.3	3.0	5.3	3.9	0.7	4.6
Total Fioptics	80.6	38.4	119.0	73.5	18.7	92.2
Enterprise Fiber	9.9	6.8	16.7	4.8	6.7	11.5
Other	18.1	19.5	37.6	15.7	11.9	27.6
Total Network Capital Expenditures	$108.6	$64.7	$173.3	$94.0	$37.3	$131.3

	Nine Months Ended September 30,
	2023			2022
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$148.0	$57.3	$205.3	$100.6	$32.5	$133.1
Installation	64.5	28.6	93.1	53.0	15.7	68.7
Other	12.4	4.5	16.9	7.6	1.3	8.9
Total Fioptics	224.9	90.4	315.3	161.2	49.5	210.7
Enterprise Fiber	24.5	20.9	45.4	12.0	14.9	26.9
Other	48.3	53.7	102.0	35.0	46.2	81.2
Total Network Capital Expenditures	$297.7	$165.0	$462.7	$208.2	$110.6	$318.8

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during the three and nine months ended September 30, 2023, we passed 30,600 and 85,700 FTTP addresses in Cincinnati, respectively. As of September 30, 2023, the Company is able to deliver its Fioptics services with speeds up to one gigabit or more to 742,900 residential and commercial addresses, or approximately 85% of our operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three and nine months ended September 30, 2023 increased $12.0 million and $47.4 million, respectively, compared to the same periods in 2022 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available, as well as higher costs to pass addresses. Cincinnati installation capital expenditures decreased $3.3 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations. In the nine months ended September 30, 2023, Cincinnati installation capital expenditures increased $11.5 million compared to the comparable period in 2022 primarily due to increased activations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $5.1 million and $12.5 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 primarily due to increased capital expenditures contributed by Agile of $5.2 million and $10.2 million for the three and nine months ended September 30, 2023, respectively, compared to the comparable periods in the prior year. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three and nine months ended September 30, 2023 increased $10.9 million and $24.8 million, respectively, compared to the same periods in the prior year due to building out 20,100 and 57,500 FTTP addresses in the three and nine months ended September 30, 2023, respectively. Hawaii installation capital expenditures increased $6.5 million and $12.9 million for the three and nine months ended September 30, 2023, respectively, compared to the comparable periods in 2022 primarily due to increased internet installations and expenditures for CPE. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for a large carrier across the network due to a significant contract signed in 2022. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Consulting	$85.1	$86.9	$(1.8)	(2)%	$258.8	$253.8	$5.0	2%
Cloud	30.6	25.1	5.5	22%	86.3	74.8	11.5	15%
Communications	56.2	56.1	0.1	0%	166.4	165.3	1.1	1%
Infrastructure Solutions	32.5	49.7	(17.2)	(35)%	110.8	121.7	(10.9)	(9)%
Total revenue	204.4	217.8	(13.4)	(6)%	622.3	615.6	6.7	1%
Operating costs and expenses:
Cost of services and products	143.1	149.1	(6.0)	(4)%	426.9	422.3	4.6	1%
Selling, general and administrative	45.2	42.1	3.1	7%	133.4	122.8	10.6	9%
Depreciation and amortization	24.8	26.8	(2.0)	(7)%	74.3	79.4	(5.1)	(6)%
Restructuring and severance related charges	0.7	0.5	0.2	40%	2.1	1.8	0.3	17%
Total operating costs and expenses	213.8	218.5	(4.7)	(2)%	636.7	626.3	10.4	2%
Operating loss	$(9.4)	$(0.7)	$(8.7)	n/m	$(14.4)	$(10.7)	$(3.7)	35%
Operating margin	(4.6)%	(0.3)%		(4.3) pts	(2.3)%	(1.7)%		(0.6) pts
Capital expenditures	$5.4	$9.3	$(3.9)	(42)%	$19.1	$22.7	$(3.6)	(16)%

IT Services and Hardware, continued

Metrics information:	September 30, 2023	September 30, 2022	Change	% Change
Consulting
Billable Resources	2,304	2,411	(107)	(4)%

Communications
NaaS Locations	12,789	11,738	1,051	9%
SD - WAN Locations	9,310	8,555	755	9%
Hosted UCaaS Profiles*	313,434	314,698	(1,264)	0%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware segment revenue decreased $13.4 million for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to decreased Consulting revenue and Infrastructure Solutions revenue partially offset by increased Cloud revenue. Cloud revenue increased $5.5 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to providing ongoing monitoring and management services, and to a lesser extent, increased public cloud services as well as increased cloud computing services related to significant customer contracts obtained in prior years which continue to bill and grow in 2023. Communications revenue increased $0.1 million compared to the prior year as a result of customers migrating to newer technologies which has increased the Company’s NaaS locations and SD-WAN locations. These increases were offset by the decline in legacy communications revenue and professional services projects. Additionally, Hosted UCaaS profiles decreased from the prior year due to a shift in sales focus to certain other strategic products in the Communications practice. Consulting revenue decreased $1.8 million as projects that continue to bill and grow in 2023 were more than offset by a reduction in billable resources for two significant consulting projects. Infrastructure Solutions revenue decreased $17.2 million due to decreases in professional services projects and the sale of hardware.

IT Services and Hardware segment revenue increased $6.7 million for the nine months ended September 30, 2023 compared to the same period in the prior year as increases in Consulting, Cloud and Communications revenue more than offset the decrease in Infrastructure Solutions revenue. Consulting revenue increased $5.0 million primarily due to existing projects which continue to bill and grow in 2023 partially offset by a reduction in billable resources for two significant consulting projects in the third quarter of 2023. Cloud and Communications revenue increased $11.5 million and $1.1 million for the nine months ended September 30, 2023, respectively, compared to the same period in 2022 primarily due to similar trends that impacted the quarter. Infrastructure Solutions revenue decreased $10.9 million primarily due to a decrease in professional services projects.

Operating Costs and Expenses

IT Services and Hardware cost of services and products decreased $6.0 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a decrease in contractor costs partially offset by increases in payroll related costs, network related costs and software licensing fees. Contractor costs decreased $10.6 million due to 107 fewer billable resources compared to September 30, 2022 as a result of consulting projects that were reduced in 2023. Payroll related costs increased $3.3 million due to additional headcount to support the growth in the Cloud practice. Network related costs increased $1.0 million primarily due to rate increases and increased ASC 606 related costs. Higher software licensing costs were incurred to support strategic revenue growth in the Communications practice.

Cost of services and products increased $4.6 million for the nine months ended September 30, 2023 compared to the same period in the prior year due to increases in payroll related costs of $5.7 million, software licensing costs of $1.9 million and network related costs of $1.0 million partially offset by decreased contractor costs of $5.8 million due to similar trends that impacted the quarter. In addition, operating taxes increased $1.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to an increase in general excise tax.

SG&A expenses increased $3.1 million and $10.6 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year primarily to support revenue growth, and to a lesser extent, fill roles and implement software that the Company strategically determined will no longer be carried out by shared resources for each of the segments. Payroll related costs increased $2.3 million and $7.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 due to increased headcount and employee commissions. For the three and nine months ended September 30, 2023, software development costs increased $1.8 million and $4.0 million, respectively, compared to the same periods in the prior year due to internal software projects. In addition, non-employee commissions increased $1.4 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in SG&A expenses for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was partially offset by a decrease in bad debt expense of $1.0 million and $1.2 million, respectively, primarily due to the favorable resolution of reserved balances.

IT Services and Hardware, continued

Depreciation and amortization expense decreased $2.0 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease is due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by December 31, 2022 in addition to declining amortization expense on certain intangibles.

Restructuring and severance related charges recorded in the three and nine months ended September 30, 2023 and 2022 are associated with initiatives to reduce and contain costs.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the nine months ended September 30, 2023 were primarily related to projects supporting the Cloud and Communications practices. In addition to success-based projects, the Company incurred $4.0 million for implementation work associated with internal software projects in the nine months ended September 30, 2023.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2023, the Company had an accumulated deficit of $280.8 million and $1,742.3 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $59.2 million and $235.0 million of cash flows from operations during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had $382.5 million of short-term liquidity, comprised of $7.7 million of cash and cash equivalents, $364.0 million of undrawn capacity on our Revolving Credit Facility due 2026, $9.4 million available under the CBTS Receivables Facility (defined below) and $1.4 million available under the Network Receivables Facility (defined below).

In August 2023, Red Fiber Parent LLC ("Parent") committed to make capital contributions of $600.0 million to the Company, of which $400.0 million was received in the third quarter of 2023 and $200.0 million will be received in the fourth quarter of 2024. The capital contribution received was used to repay borrowings on the Company's Revolving Credit Facility due 2026, fund capital expenditures, and fund working capital.

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $5.0 million in patronage dividends in the nine months ended September 30, 2023.

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

As of September 30, 2023, the Company had borrowings of $33.9 million and $16.2 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $51.5 million. As of September 30, 2023, the Company had borrowings of $211.9 million and $0.5 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $221.8 million.

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

As of September 30, 2023, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2023 totaled $59.2 million, a decrease of $175.8 million compared to the same period in the prior year. The decrease is due to higher interest payments of $63.6 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to higher interest rates and increased borrowings on the Company's credit facilities as well as $46.3 million of accounts receivable sold on the Company's former Receivables Facility as of September 30, 2022 compared to $13.3 million of accounts receivable sold on the CBTS Receivables Facility as of September 30, 2023. In addition, increased cash outflow is due to increased working capital associated with the IT Services and Hardware segment as well as increased inventory by the Network segment to support the accelerated build strategy compared to the same period in the prior year.

Cash used in investing activities during the nine months ended September 30, 2023 totaled $493.9 million, an increase of $89.2 million compared to the same period in the prior year due to the increase in capital expenditures along with acquisitions of fiber assets primarily associated with extending the Company's fiber network. The increase was partially offset by cash payments totaling $65.5 million for the acquisition of Agile in 2022.

Cash provided by financing activities during the nine months ended September 30, 2023 totaled $432.4 million primarily due to a capital contribution from Parent of $400.0 million, the issuance of $200.0 million of Term B-3 Loans and net borrowings on the receivables facilities of $58.9 million. These increases were partially offset by net payments on the Revolving Credit Facility due 2026 of $187.0 million and the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023. Cash provided by financing activities during the nine months ended September 30, 2022 totaled $173.9 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and the Company's former Receivables Facility of $164.0 million and $26.1 million, respectively.

Regulatory Matters

During the October 2023 FCC meeting, the Commission proposed a net neutrality framework which would reclassify broadband Internet access as a Title II telecommunications service. Although the proposal suggests forbearing from applying certain telecommunications regulations to broadband Internet access, it would subject broadband to significant regulation relative to its current unregulated status. Most notable are the proposals regarding privacy, security and outage reporting. Although outright ex ante price regulation is not proposed, the proposal clearly suggests that the Commission has the right under sections 201 and 202 of the Communications Act to determine in a subsequent period if broadband rates are just and reasonable. The FCC will accept public input on the proposal through January 2024 and it is possible that final rules will be adopted by the end of 2024. The effective date of any rules eventually adopted is uncertain and will depend upon the outcome of any appeals that will inevitably be filed and the 2024 Presidential election. The Company continues to monitor this proceeding very closely to assess the potential impact that any final rules may have on its operations.

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

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the nine months ended September 30, 2023. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2023 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a comprehensive listing of the Company’s risk factors. With the exception of the below described risks, there are no material changes for the nine months ended September 30, 2023.

Damaging wildfires occurring on the Hawaiian islands of Maui and Hawaii have caused damage to our infrastructure and adversely affected, and could continue to adversely affect, our operations.

Beginning on August 8 and 9, 2023, wildfires ignited on Maui and Hawaii islands. The fires caused damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of income for an unknown amount of time.

It is also likely that the Maui economy will be adversely impacted by the damage caused by the fires in Lahaina and will likely have a negative impact on the tourism industry in west Maui. The Company continues to evaluate the extent of the damage to its property and equipment and expects to initiate claims with its insurance carriers. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the equipment lost in the fire or the loss in revenue from the households that have been impacted by the fires. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

The Company has been named in litigation associated with the wildfires occurring on the Hawaiian island of Maui, which could require the Company to pay significant amounts in legal expenses, damages, or settlements.

On October 13, 2023, attorneys filed a Second Amended Complaint in a proposed class action lawsuit filed in Hawaii state court, adding the Company along with other telecommunications companies and private and public landowners. The Company was served on October 24, 2023. We may incur significant expenses in legal fees, damages awards, or settlements.

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
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	November 6, 2023	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	November 6, 2023	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer