Form 10-K/A
period 2021-12-31
CINCINNATI BELL INC
filed 2024-03-22
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Yes ☐ No ☒

As of December 31, 2021, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Annual Report on Form-10-K for the fiscal year ended December 31, 2021 on a voluntary basis.

Cincinnati Bell Inc.

EXPLANATORY NOTE

Cincinnati Bell Inc. (“Cincinnati Bell,” “we,” “our,” “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 19, 2022 (the “Original Filing”). This Amendment amends the Original Filing to include certain information required by Items 10-13 of Part III of Form 10-K that was omitted from the Original Filing. In connection with this omission, management has reevaluated its disclosure controls and procedures as of December 31, 2021 and concluded that the Company’s disclosure controls and procedures were not effective as of that date due to the Company’s failure to identify fully the Form 10-K reporting and disclosure requirements applicable to a “voluntary filer” with the SEC. Management has since remediated the Company’s disclosure controls and procedures to address that failure, and Certificates of the Chief Executive Officer of the Company and the Chief Financial Officer of the Company required by Rule 15d-14(a) with respect to the effectiveness of the Company’s disclosure controls and procedures are filed as exhibits to this Amendment.

Management’s conclusion that its disclosure controls and procedures as of December 31, 2021 were not effective did not in any way affect, or change, management’s conclusion in the Original Filing that the Company’s internal control over financial reporting was effective as of December 31, 2021.

In addition, the cover page of the Original Filing is being amended by: (i) removing the “Yes” check mark in response to the statement “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,” consistent with SEC guidance for voluntary filers, (ii) adding the number of common shares of the Company outstanding on December 31, 2023, and (iii) deleting the statement that the Company has omitted information called for by Form 10-K pursuant to General Instruction I(2)(3).

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 15d-14 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), updated certifications by the Company’s principal executive officer and principal financial officer are included as Exhibits 3.1 and 3.2 filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Item 308 of Regulation S-K, paragraph 3 of the certifications has been omitted.

No other changes have been made to the Original Filing other than those described above. This Amendment does not reflect subsequent events occurring after the filing date of the Original Filing or modify or update in any way the financial statements, consents or any other disclosures made in the Original Filing other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

On September 7, 2021, an affiliate of Red Fiber Parent LLC (“Red Fiber Parent”) was merged into the Company and the Company became a wholly-owned subsidiary of Red Fiber Parent (the “Merger”). The period from January 1, 2021 through the Merger is sometimes referred to as the “Predecessor Period,” and the period from the Merger through December 31, 2021 is sometimes referred to as the “Successor Period.” Effective with the Merger, the prior members of the Company’s Board of Directors (the “Board”) resigned, and Red Fiber Parent, as the sole shareholder of the Company, reduced the size of the Board to nine and elected new directors to the Board in accordance with the requirements of the limited liability company agreement of Red Fiber Holdings LLC (“Red Fiber Holdings”), which is the indirect parent of Red Fiber Parent and the Company. Following the Merger, certain oversight functions with respect to the business and affairs of the Company were assumed by Red Fiber Holdings, including the functions previously performed by the Board’s Audit and Finance Committee and the Board’s Compensation Committee (which were discontinued).

Cincinnati Bell Inc.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	24

	Signatures	25

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Cincinnati Bell Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

There are nine directors on the Company’s Board of Directors. The directors are elected in accordance with the terms of the Red Fiber Holdings limited liability company agreement, which gives certain investors in Red Fiber Holdings the right to designate managers of Red Fiber Holdings, who then also serve as directors of the Company. Two directors of the Company must be independent directors domiciled in Hawaii. The Chief Executive Officer of the Company does not serve on the Board.

Directors are elected each year at the annual meeting to hold office until the next annual meeting and until their respective successors are elected and qualified.

All of the current directors of the Company (other than F. Gregory Guerra and Christina M. Wire) were first elected to the Board effective immediately following the Merger and have served since that time. Ms. Wire was elected to the Board effective September 30, 2021 and Mr. Guerra was elected to the Board effective October 13, 2021.

Jenny Chan and Andy Christiansen served as directors of the Company from September 7, 2021 until their respective resignations effective September 30, 2021.

The directors of the Company as of December 31, 2021 were:

Kelly C. Atkinson

Ms. Atkinson joined Brinks Home Security in 2021 as Chief Commercial Officer of Brinks Home Security, a security company that offers home security systems. Prior positions include Head of Marketing, Consumer and SMB for Charter Communications (2018-2020), a broadband connectivity company and cable operator; and Executive Vice President of Consumer Cable and Content for Rogers Communications (2017-2018), a communications and media company. Age: 55

Felix A. Bernshteyn

Mr. Bernshteyn joined Ares Management in 2017 and continues to serve as a Partner in the Private Equity Group. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Age: 38.

Scott L. Graves

Mr. Graves joined Ares Management in 2017 and continues to serve as Partner, Co-Head in the Ares Private Equity Group, Portfolio Manager and Head of Special Opportunities. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Mr. Graves was appointed a Director of Infrastructure and Energy Alternatives, Inc., a leading infrastructure construction company with specialized energy and heavy civil expertise in 2021 and remains active. Age: 50.

F. Gregory Guerra

Mr. Guerra is currently an Independent Consultant to fiber communications providers and private equity firms on matters related to the communications industry. Prior positions include President, Chief Operating Officer and Chief Strategy Officer (2019-2021) and Chief Operating Officer of Segra (2018-2019), which provides Business Internet, Ethernet, MPLS, Dark Fiber, IP, Managed Services, Voice, Data Center & Cloud solutions and Carrier services. Mr. Guerra also served as Chief Operating Officer of Spirit Communications (2017-2018), which provides voice, data, Internet and fiber optic solutions, along with a full suite of Cloud services to commercial businesses and government agencies across the Southeastern United States. Age: 54.

Colleen W. Hanabusa

Ms. Hanabusa currently serves as an attorney at law in her private law practice since 2019. Previously, she served as a U.S. Congresswoman, representing the First Congressional District of the State of Hawai’i from 2017-2018. Age: 71

Cincinnati Bell Inc.

John T. Komeji

Mr. Komeiji joined Kamehameha Schools as Vice President and General Counsel in 2020. Kamehameha Schools is a private school system that offers a variety of educational programs and scholarship services for Hawaiian learners of all ages in Hawaii. Prior positions at Hawaiian Telcom, Inc. include President and General Manager (2018-2020) and Senior Vice President, Chief Administrative Officer and General Counsel (2016-2018). Hawaiian Telcom, Inc. is a telecommunications company that provides high-speed internet, phone, wireless and other services for homes and businesses. Age: 68

Anton Z. Moldan

Mr. Moldan joined Macquarie Asset Management in 2006 and serves as Senior Managing Director. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 37.

Douglas C. Wiest

Mr. Wiest joined Macquarie Asset Management in 2019 as Division Director and continues to serve in this capacity. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 69

Christina M. Wire

Ms. Wire joined Google in 2007. She was appointed Vice President of Global Operations of YouTube in 2017 and continues to serve in this position. Google is a multinational technology company focusing on artificial intelligence, online advertising, search engine technology, cloud computing, computer software, quantum computing, e-commerce, and consumer electronics. YouTube is an online video sharing and social media platform owned by Google. Age: 56

None of the directors have any familial relationships with any other directors or executives of the Company.

Cincinnati Bell Inc.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the Company as of December 31, 2021 were as follows:

Name	Age	Title
Leigh R. Fox	49	President and Chief Executive Officer
Joshua T. Duckworth	43	Chief Financial Officer
Christi H. Cornette	66	Chief Culture Officer
Thomas E. Simpson	49	Chief Operating Officer
Christopher J. Wilson	56	Vice President and General Counsel

Officers are elected annually but are removable in accordance with the Red Fiber Holding’s limited liability company agreement.

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

JOSHUA T. DUCKWORTH, Chief Financial Officer of the Company since December 1, 2021; Vice President of Treasury, Corporate Finance and Inventor Relations from October 2017 to December 1, 2021; Vice President, Investor Relations and Controller of the Company from July 2013 to October 2017; Assistant Treasurer and Director of Investor Relations for Cincinnati Bell Inc. from August 2012 to July 2013; Assistant Controller for Cincinnati Bell Inc. from August 2010 to August 2012; Deloitte & Touche LLP's audit practice from October 2004 to August 2010.

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

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August, 2003.

Code of Ethics

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is posted on the Company’s website at http://www.cincinnatibell.com. Within the period of time required by the SEC, the Company will post on its website any amendment to its Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior financial officers.

Other

Since the Company’s Board is elected in accordance with the requirements of the Red Fiber Holdings limited liability company agreement, the Company does not maintain procedures by which security holders may recommend nominees to the Company’s Board. Since the Board does not have an Audit Committee and the functions formerly performed by its Audit Committee have been assumed by the Audit Committee of Red Fiber Holdings, the Board has not made a determination as to whether it has an “audit committee financial expert” (as defined in rules adopted by the SEC).

Cincinnati Bell Inc.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the 2021 compensation program established by the Compensation Committee for our named executive officers (“NEOs”). Our named executive officers for 2021 were:

Name	Position
Leigh R. Fox	President and Chief Executive Officer
Joshua T. Duckworth	Chief Financial Officer
Andrew R. Kaiser*	Former Chief Financial Officer
Thomas E. Simpson	Chief Operating Officer
Christi H. Cornette	Chief Culture Officer
Christopher J. Wilson	Vice President and General Counsel

*On September 29, 2021, the Board appointed Joshua T. Duckworth to succeed Andrew R. Kaiser as Chief Financial Officer of the Company, effective December 1, 2021.

Compensation Program Objectives

Our executive compensation program’s primary objectives are:

•
To attract and retain high-quality executives by offering competitive compensation packages;
•
To motivate and reward executives for the attainment of financial and strategic goals, both short-term and long-term, thereby increasing the Company’s value while at the same time discouraging unnecessary or excessive risk-taking; and
•
To align the interests of the executives and the shareholders by attributing a significant portion of total executive compensation to the achievement of specific short-term and long-term performance goals set by the Compensation Committee.

Our executive compensation program was modified in several respects, as noted below, to reflect the Merger.

Elements of Compensation

Base Salary

Base salaries are provided to the Company’s NEOs for performing their day-to-day responsibilities. The base salaries of our NEOs are based on a review of the competitive market median for comparable executive positions, assessment by the Chief Executive Officer (or in the case of the Chief Executive Officer’s base salary, by the Compensation Committee and entire Board). During the annual compensation review process in 2021, the NEOs (excluding Mr. Duckworth) received a 3% merit increase. Effective December 1, 2021, Mr. Duckworth’s salary was increased by 64% to reflect his appointment as Chief Financial Officer.

Annual Incentives

Annual incentives are intended to motivate and reward senior executives for achieving the short-term business objectives of the Company.

Each year the Compensation Committee establishes a target annual incentive award opportunity for each NEO (excluding Mr. Duckworth), which for 2021 was 100% of each officer’s annual salary. Effective December 1, 2021, Mr. Duckworth’s target annual incentive award opportunity for 2021 was increased from 60% to 100% of his annual salary.

Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Committee. Payouts, if any, could range from 0% to 150% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance.

For 2021, the sole financial performance goal was Adjusted EBITDA (see below for a definition), which was a key measure of profitability of the Company and viewed by investors as an effective barometer of how well a company can service its debt.

Cincinnati Bell Inc.

The Compensation Committee established the target Adjusted EBITDA goal at $420 million for 2021. The target subsequently was adjusted for items not contemplated at the beginning of the fiscal year and to reflect the impact of the Merger. In connection with the closing of the Merger, all participants (including the NEOs) in the Company’s annual incentive plan received a pro rata annual incentive payment based on the portion of the plan year elapsed prior to the effective time of the Merger and the Company’s determination of achievement of performance goals at 120% of target.

For purposes of the annual incentive plan, Adjusted EBITDA was defined as operating income (calculated in accordance with GAAP), plus depreciation, amortization, restructuring and severance related charges, gain on sale or disposal of assets, transaction and integrations costs, transaction related employee retention agreements, and stock-based compensation.

Long-Term Incentives

NEOs received restricted cash awards in lieu of equity awards in 2021. Each restricted cash award is payable in full on the third anniversary of the grant and is generally subject to the executive’s continued employment on each payment date. Upon a termination without “cause” or the executive’s resignation for “good reason” following the closing of the Merger, the restricted cash award will immediately accelerate and become payable. On January 28, 2021, the Board approved the following cash-based long-term incentive awards to the Company’s NEOs: Mr. Fox—$3,100,000; each of Messrs. Kaiser and Simpson $650,000; Mr. Wilson—$400,000; Ms. Cornette—$280,000; and Mr. Duckworth—$250,000.

Upon the closing of the Merger, Red Fiber Holdings established the Red Fiber Holdings LLC Long-Term Incentive Plan (the “LTIP”), which replaced the restricted cash award granted in 2021. Each LTIP award generally vests as follows: (i) 80% of the award vests in four equal annual installments, subject to accelerated vesting on a qualified public offering or a change in control (collectively a “liquidity event”), and (ii) 20% of the award vests only upon a liquidity event, in each case subject to continued employment. The LTIP provides for the funding of an award pool upon a liquidity event, provided that the liquidity event occurs prior to the 8th anniversary of the closing of the Merger. The amount of the award pool would be based on the extent to which certain investment return hurdles were satisfied in connection with the applicable liquidity event. Assuming that a liquidity event occurs within the designated time period, each participating employee (including each of the NEOs) would be entitled to a cash payment from Red Fiber Holdings equal to a percentage of the funded award pool. Neither the Company nor any of its subsidiaries is obligated to fund the payments, if any, earned under the LTIP. In exchange for these awards, each participating employee agreed to comply with certain non-competition, non-solicitation, non-disparagement, and confidentiality covenants. A participant would forfeit all of his or her award under the LTIP (whether vested or unvested) upon a violation of any of these restrictive covenants.

In connection with the Merger, (i) each restricted stock unit subject to either performance-based or solely time-based vesting requirements outstanding immediately prior to closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the product of (x) the Merger consideration and (y) the number of shares subject to such restricted stock unit (with the achievement of any performance conditions determined based on the greater of target performance and actual performance as of immediately prior to the closing); and (ii) each stock option and stock appreciation right (“SAR”) outstanding immediately prior to the closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the excess, if any, of the Merger consideration over the per share exercise price of such stock option or SAR, multiplied by the number of shares subject to such stock option or SAR. Each outstanding stock option and SAR with an exercise price per share equal to or greater than the Merger consideration was canceled upon the closing of the Merger for no consideration. Please refer to the Option Exercises and Stock Vested table below for more information about the cash-out of these awards.

Benefits

NEOs hired prior to January 1, 2009 participate in the Cincinnati Bell Management Pension Plan (the “Management Pension Plan”) on the same basis as all other eligible salaried and certain non-union hourly employees. The Management Pension Plan is a qualified defined benefit plan with a nonqualified provision that applies to the extent that eligible earnings or benefits exceed the applicable Internal Revenue Code limits for qualified plans. The Company makes all required contributions to this plan. The Management Pension Plan was frozen in 2009 and no further credits, other than interest, are made to the plan. The executives, along with all other salaried employees, also participate in a 401(k) savings plan, which includes a Company matching contribution feature that vests 100% of such matching contributions in the employee’s account as they are made to the plan.

Cincinnati Bell Inc.

The value of the Company’s retirement program is not considered in any of the compensation decisions made with respect to other elements of NEO compensation, because the Company believes that the alignment of the interests of executives and shareholders is most effectively accomplished through its short- and long-term incentive compensation programs.

Determination of the Target Compensation Levels

Both the Compensation Committee and the Company engaged a consultant to advise on compensation-related matters. Neither the Compensation Committee nor the Company identified any conflicts of interest with respect to their respective compensation consultant that would impair the advice provided by such compensation consultant.

For 2021, the Compensation Committee retained Mr. Charles J. Mazza, an independent compensation consultant, who performed no other services for the Company or its management, to assist in its deliberations regarding executive compensation. Pursuant to the Committee’s instructions, Mr. Mazza analyzed and commented on various compensation proposals made by the Company and on various topics specified by the Committee. For 2021, the Company retained Willis Towers Watson to assist with various compensation-related projects during the course of the year. The projects range from requests for general compensation data or information to requests for specific guidance and recommendations, such as designing specific incentive plans.

In determining pay levels, the Company established a philosophy to target each component - base salary, target annual incentive and target long-term incentive - at the market 50th percentile appropriate to the revenue size of the Company. In implementing this philosophy, the Compensation Committee considered and evaluated the following information:

•
Pay practices for executive officers from Willis Towers Watson’s compensation survey, reflecting general industry companies across a broad range of revenue sizes (the “General Industry Survey”). Since executive compensation correlates to a company’s annual revenue (i.e., the higher a company’s revenue, generally the higher the executive’s market compensation), the Company, in consultation with Willis Towers Watson, used a statistical technique called “regression analysis” to adjust the survey data to the Company’s revenue size.

Other Compensation Policies

Stock Ownership Guidelines

During 2021 prior to the Merger, the Company maintained stock ownership guidelines for the NEOs, which were as follows: (i) Chief Executive Officer - 5 times base salary; and (ii) other NEOs - 2 times base salary. In connection with the Merger, the Company terminated the stock ownership guidelines.

Prohibition on Hedging and Pledging

During 2021, the Company maintained an Insider Trading Policy, which expressly prohibited ownership of derivative financial instruments or participation in investment strategies that hedge the economic risk of owning the Company’s common stock and prohibits officers and directors from pledging Company securities as collateral for loans. In connection with the Merger, the Company terminated the Insider Trading Policy.

Employment Agreements, Severance and Change in Control Payments and Benefits

The Company generally enters into employment agreements with the NEOs for several reasons. Employment agreements give the Company flexibility to make changes in key executive positions with or without a showing of cause, if terminating the executive is determined by the Company or the Board to be in the best interests of the Company. The agreements also minimize the potential for litigation by establishing separation terms in advance and requiring that any dispute be resolved through an arbitration process. The severance, change in control ("CIC") payments and benefits provided under the employment agreements as described in more detail in Potential Payments upon Termination of Employment or a Change in Control are important to ensure the retention of the NEOs.

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

Clawback Policy

The Board had adopted an interim executive compensation recoupment/clawback policy with the intention that the policy will be modified when final regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) are adopted by the SEC. The policy allowed the Company to recover incentive payments to, or realized by, certain executive officers in the event that the incentive compensation was based on the achievement of financial results that were subsequently restated to correct any accounting error due to material noncompliance with any financial reporting requirement under federal securities laws and such restatement results in a lower payment or award. In connection with the Merger, the Company terminated this clawback policy.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2021.

COMPENSATION COMMITTEE of Red Fiber Holdings

Kelly C. Atkinson

Anton Z. Moldan

Effective with the Merger, the members of the Predecessor Compensation Committee resigned from the committee and the functions of the Predecessor Compensation Committee were assumed by Red Fiber Holdings.

Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the 2019, 2020 and 2021 fiscal years.

Name, Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($) (c)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (e)	All Other Compensation ($) (f)	Total ($)
Leigh R. Fox	2021	664,434	1,000,000	—	—	1,582,635	—	11,600	3,258,669
President and	2020	690,100	—	—	—	840,850	33,301	11,400	1,575,651
Chief Executive Officer	2019	669,538	—	2,460,000	—	809,025	38,980	14,487	3,992,030
Joshua T. Duckworth	2021	222,837	300,000	—	—	249,956	—	11,600	784,393
Chief Financial Officer
Andrew R. Kaiser	2021	412,792	550,000	—	—	452,410	—	3,209,100	4,624,302
Former Chief Financial Officer	2020	424,360	—	—	—	517,060	—	11,400	952,820
	2019	411,723	75,000	550,000	—	497,490	—	11,113	1,545,326
Thomas E. Simpson	2021	465,104	700,000	—	—	721,214	—	11,600	1,897,918
Chief Operating Officer	2020	477,405	—	—	—	581,693	28,002	11,400	1,098,500
	2019	463,188	—	633,000	—	559,676	33,046	11,000	1,699,910
Christi H. Cornette	2021	377,250	450,000	—	—	541,803	—	11,600	1,380,653
Chief Culture Officer	2020	403,142	—	—	—	491,207	59,504	11,400	965,253
	2019	391,137	—	240,000	—	472,616	79,719	11,000	1,194,472
Christopher J. Wilson	2021	380,352	375,000	—	—	556,904	—	11,600	1,323,856
Vice President and	2020	390,411	—	—	—	475,695	95,169	11,400	972,675
General Counsel	2019	378,785	—	400,000	—	457,691	120,209	11,000	1,367,685

(a)
In addition to base salary, salary in 2020 includes a one-time lump sum payment equal to 3% of base salary in lieu of a merit increase.
(b)
The 2019 amount reflects the cash payment made to Mr. Kaiser in March 2019 pursuant to the terms of an agreement made with Mr. Kaiser under the Cincinnati Bell 2016 Cash Retention Program in March, 2016. Mr. Kaiser did not become a NEO until September 2016. The 2021 amounts reflect the cash payments made to the NEOs upon completion of the Merger.

Cincinnati Bell Inc.

(c)
The 2019 amount reflects the grant-date fair value of the restricted stock units (50% of award) and the performance stock units (50% of award) issued in 2019 to Messrs. Fox, Kaiser, Simpson and Wilson and Ms. Cornette for the 2019-2021 performance cycle. For further discussion of these awards, see Note 14 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.” In connection with the Merger, (i) each restricted stock unit subject to either performance-based or time-based vesting requirements outstanding immediately prior to closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the product of (x) the Merger consideration and (y) the number of shares subject to such restricted stock unit (with the achievement of any performance conditions determined based on the greater of target performance and actual performance as of immediately prior to the closing); and (ii) each stock option and stock appreciation right (“SAR”) outstanding immediately prior to the closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the excess, if any, of the Merger consideration over the per share exercise price of such stock option or SAR, multiplied by the number of shares subject to such stock option or SAR. Each outstanding stock option and SAR with an exercise price per share equal to or greater than the Merger consideration was canceled upon the closing of the Merger for no consideration. Please refer to the Option Exercises and Stock Vested table below for more information about the cash-out of these awards.
(d)
Non-equity incentive plan compensation represents amounts earned under the Company’s annual incentive plan for the applicable year. In connection with the closing of the Merger, all participants (including the NEOs) in the Company’s 2021 annual incentive plan received a pro rata annual incentive payment based on the portion of the plan year elapsed prior to the effective time of the Merger and the Company’s determination of achievement of performance goals. The 2021 amounts also reflect the payment of 25% of the 2020-2022 restricted cash award upon the closing of the Merger. The restricted cash awards are payable as follows: (i) 25% within 15 days following the closing of the Merger, (ii) 25% on the six-month anniversary of the closing of the Merger, and (iii) 50% on the 18-month anniversary of the closing of the Merger, generally subject to the executive’s continued employment on each payment date.
(e)
The amounts shown in this column for Messrs. Fox, Simpson and Wilson and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2021, 2020 and 2019, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (2.7% for 2021, 2.4% for 2020, and 3.1% for 2019) required under Accounting Standards Codification Topic (“ASC”) 960. The Company froze participation in its qualified pension plan for management employees in 2009; therefore, neither Mr. Duckworth nor Mr. Kaiser is entitled to any benefits under this plan. As a result of the higher discount rate in 2021, the 2021 actuarial present value of the qualified defined benefit plan decreased by $9,215 for Mr. Fox, $7,564 for Mr. Simpson, $3,427 for Ms. Cornette and $19,074 for Mr. Wilson versus 2020. Pursuant to SEC rules, we are not permitted to report negative changes in pension value in the Summary Compensation Table. Thus, the negative change in pension value is reported in the table above as $0. None of the executives receive any preferential treatment or above-market interest under the Company’s retirement plans.
(f)
For each NEO, the amount includes the Company’s 401(k) match. Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants. For Mr. Kaiser, the amount also includes the severance benefits under his employment agreement dated December 1, 2017, that were payable upon his termination.

Cincinnati Bell Inc.

Grants of Plan-Based Awards

The following table sets forth information concerning annual incentive grants to the NEOs during the year ended December 31, 2021:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold ($)	Target ($)	Maximum ($)
Leigh R. Fox
Annual cash incentive	336,515	673,029	1,009,544
Joshua T. Duckworth
Annual cash incentive	78,107	156,214	234,321
Andrew R. Kaiser
Annual cash incentive	188,504	377,008	565,512
Thomas E. Simpson
Annual cash incentive	232,798	465,595	698,393
Christi H. Cornette
Annual cash incentive	196,585	393,169	589,754
Christopher J. Wilson
Annual cash incentive	190,377	380,753	571,130
(a)
The NEOs did not receive any new performance-based stock unit or restricted stock unit awards in 2021.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

During 2021, all of the NEOs were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the NEO’s base salary, annual incentive opportunities, entitlement to participate in the Company’s benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

In connection with the Merger, each NEO received a new employment agreement, which is summarized below:

Each employment agreement has a term of one year, which automatically renews on the anniversary date for a period of one year, until termination of the NEO’s employment. Under certain termination scenarios, the NEO may be entitled to additional compensation as follows:

•
Disability – a payment equal to the sum of the NEO’s accrued but unpaid base salary plus accrued but unused vacation to date of termination
•
Death – a payment equal to the NEO’s accrued but unpaid compensation will be paid to NEO’s estate
•
Termination for Cause – a payment equal to the NEO’s accrued but unpaid compensation
•
Termination without Cause – a payment equal to accrued but unpaid compensation plus two times’ the NEO’s then current base salary plus a lump sum payment equal to the employer’s portion of the NEO’s current elections under medical, dental and vision benefit plans for a period of 18 months

The agreement provides that the executive will not compete with the Company, nor solicit customers or employees of the Company, nor interfere with the Company’s business in any other way for a period of two years following termination. Because these potential payments are triggered under very specific circumstances, such payments are not considered in setting pay or other elements of executive compensation.

The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2021 are described in Potential Payments upon Termination of Employment or a Change in Control.

Outstanding Equity Awards at Fiscal Year-End

Our NEOs did not hold any equity awards as of December 31, 2021 and therefore we have omitted this table.

Cincinnati Bell Inc.

Option Exercises and Stock Vested

The following table sets forth information concerning the exercise of options and the vesting of stock held by the NEOs during the year ended December 31, 2021:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (a)	Value Realized on Exercise ($) (a)	Number of Shares Acquired on Vesting (#) (b)	Value Realized on Vesting ($) (b) (c)
Leigh R. Fox	—	—	95,163	6,360,272
Joshua T. Duckworth	—	—	9,251	540,159
Andrew R. Kaiser	—	—	21,147	1,420,021
Thomas E. Simpson	—	—	23,789	1,625,928
Christi H. Cornette	—	—	12,687	672,386
Christopher J. Wilson	—	—	20,617	1,112,631
(a)
In connection with the Merger, each stock option and stock appreciation right (“SAR”) outstanding immediately prior to the closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the excess, if any, of the Merger consideration over the per share exercise price of such stock option or SAR, multiplied by the number of shares subject to such stock option or SAR. Each outstanding stock option and SAR at the time of the Merger had an exercise price per share equal to or greater than the Merger consideration and was therefore canceled upon the closing of the Merger for no consideration.
(b)
The 2018-2020 RSUs and PSUs vested on January 25, 2021 and January 28, 2021, respectively, and were distributed in stock with a fair market value based on the closing price of $15.26 and $15.25, respectively.
(c)
In connection with the Merger, each restricted stock unit granted under the 2019-2021 LTIP and subject to either performance-based or solely time-based vesting requirements outstanding immediately prior to closing and whether vested or unvested, became fully vested and was canceled and converted into the right to receive a lump-sum amount in cash, without interest, equal to the product of (x) the Merger consideration and (y) the number of shares subject to such restricted stock unit (with the achievement of any performance conditions determined based on the greater of target performance and actual performance as of immediately prior to the closing).

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan. The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants. Messrs. Fox, Simpson and Wilson are not grandfathered participants and no longer accrue additional benefits under such plan based on current compensation or service. Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service. In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan. As a result, Mr. Duckworth and Mr. Kaiser are not eligible to participate in the Management Pension Plan.

Cincinnati Bell Inc.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	160,847	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		160,847	—
Thomas E. Simpson	Qualified Defined Benefit Plan (d)	8	139,569	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		139,569	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	583,952	—
	Non-Qualified Excess Plan (e)	12	29,965	—
	Total		613,917	—
Christopher J. Wilson	Qualified Defined Benefit Plan (d)	10	449,285	—
	Non-Qualified Excess Plan (e)	10	179,049	—
	Total		628,334	—

(a)
This column reflects the years of credited service under the plans rather than actual years of service with the Company, which are higher for each of the NEOs noted. Participants were no longer credited years of service upon the freezing of pension benefits.
(b)
Amounts in this column represent the accumulated benefit obligations computed using the same assumptions as used for financial reporting purposes, described in more detail in Note 11 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data.”
(c)
If any of the above-identified executive officers had retired on December 31, 2021, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.
(d)
Management Pension Plan.
(e)
Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant’s account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2021 was 4.0% per annum.

Cincinnati Bell Inc.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2021 termination. For the Change in Control, the amounts reflect the actual amount received by the NEOs in connection with the Merger.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary (a)	1,380,200	—	—	—
	Annual Incentive (b)	—	1,423,658	—	—
	Long-Term Incentives (c)	—	5,683,525	—	—
	Basic Benefits (d)	33,048		—	—
	Total	1,413,248	7,107,183	—	—
Joshua T. Duckworth	Base Salary (a)	760,000	—	—	—
	Annual Incentive (b)	—	295,462	—	—
	Long-Term Incentives (c)	—	461,532	—	—
	Basic Benefits (d)	33,048		—	—
	Total	793,048	756,994	—	—
Thomas E. Simpson	Base Salary (a)	954,810	—	—	—
	Annual Incentive (b)	—	984,875	—	—
	Long-Term Incentives (c)	—	1,425,518	—	—
	Basic Benefits (d)	37,326		—	—
	Total	992,136	2,410,393	—	—
Christi H. Cornette	Base Salary (a)	806,284	—	—	—
	Annual Incentive (b)	—	831,671	—	—
	Long-Term Incentives (c)	—	548,842	—	—
	Basic Benefits (d)	12,797		—	—
	Total	819,081	1,380,513	—	—
Christopher J. Wilson	Base Salary (a)	780,822	—	—	—
	Annual Incentive (b)	—	805,408	—	—
	Long-Term Incentives (c)	—	898,111	—	—
	Basic Benefits (d)	33,048		—	—
	Total	813,870	1,703,519	—	—

(a)
Base salary reflects two times the annual base salary currently in effect at the time of termination.
(b)
An initial prorated 2021 annual incentive payment was made in 2021 based on the achievement of the target level of performance subsequent to the close of the transaction. The prorated bonus payment was determined based on the number of days in 2021 that have elapsed as of September 7, 2021 and the EBITDA attainment through that date. The final 2021 annual incentive payment will be calculated as the 2021 full-year eligible annual incentive achieved as determined based on the full-year EBITDA attainment as compared to the full-year EBITDA target, less the initial prorated annual incentive payment received after the Merger Closing. The final 2021 TIAP bonus payment will be made no later than March 15, 2022 only to participants actively employed on December 31, 2021.
(c)
All outstanding performance-based stock units (including cash and share based units) and time-based restricted stock units awarded and outstanding prior to the Merger vested immediately under the terms of the respective award agreements. In conjunction with the Merger, the vested share-based units were distributed in cash at the Merger Consideration Price on September 7, 2021. The Red Fiber Holdings LTIP award units have no value until such time as a sale of CBI is consummated.
(d)
Basic benefits represent the lump sum value of the COBRA cost for medical, dental and vision benefits for 18 months.

Cincinnati Bell Inc.

If any of the executives elects to voluntarily terminate employment with the Company, or if they are terminated by the Company for cause, they are entitled to no payments from the Company other than those benefits which they have a non-forfeitable vested right to receive (the “vested amounts”), which include any vested amounts under the Company’s long-term incentive, pension and savings plans.

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits under their employment agreements described on page 13, if one of the four termination scenarios detailed in the above table and discussed below occurs. Regardless of the termination scenario, the NEOs will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

If an executive is terminated by the Company without cause (an involuntary not for cause termination), the executive will be entitled to the following:

•
A lump-sum cash payment equal to 2.0 times the executive’s base salary;
•
Access to medical, dental and vision benefits following the executive’s termination of employment for a maximum period of 18-months. Employer will subsidize the cost of coverage at the same rate as was in effect for the employee until such time as the employee begins coverage under another employer's plan or 18 months, whichever occurs first. Employer may elect to provide a lump sum payment, less applicable withholding taxes, in lieu of a monthly subsidy.
•
Accelerated vesting to the next tranche vesting date under the Red Fiber Holdings LLC Long-Term Incentive Plan.

If an executive is terminated following a CIC, the executive will be not be entitled to any payments beyond compensation accrued to the date of termination.

If an executive is “terminated” because of his or her death, the executive’s beneficiary will be entitled to unpaid compensation accrued to the date of death.

If an executive is terminated by reason of disability, the executive will be entitled to the following:

•
Accrued but unpaid base salary to the date of termination;
•
Payment for accrued but unused vacation to the date of termination;
•
Accrued and earned annual incentive for the year prior to the year of termination; and
•
Earned and vested benefits under any Employer benefit plan to the date of termination subject to offset for any amounts received pursuant to the disability plans

Receipt of the above-described payments (other than the “vested amounts”) is conditioned upon the executive executing a release of claims in favor of the Company.

Under all of the termination scenarios in the preceding table, as of December 31, 2021, Messrs. Fox, Simpson, and Wilson and Ms. Cornette had certain “vested amounts” to which they were entitled as follows: Mr. Fox - $81,258, Mr. Simpson - $71,401, Ms. Cornette - $392,739 and Mr. Wilson - $403,826.

Cincinnati Bell Inc.

On December 1, 2021, Mr. Kaiser’s employment terminated and he was entitled to receive severance benefits on the terms, and subject to the conditions, of his employment agreement dated December 1, 2017. The following table itemizes these severance benefits:

Termination Payment	Amount
2.5 Times Base Salary + Annual Incentive Target	$2,060,000
Accelerated Vesting of 2020-2022 Restricted Cash Award	$487,500
Accelerated Vesting of 2021-2023 Restricted Cash Award	$650,000
Remaining Portion of 2021 Annual Incentive	$94,026

Mr. Kaiser was also entitled to elect COBRA benefits for 18 months at a Company-subsidized rate equivalent to his rate as an active employee based on his medical, dental and vision elections in place at the time of his termination.

CEO Pay Ratio

As required by the SEC, we are providing the following information about the relationship between the annual total compensation (“ATC”) of our employees and the ATC of Mr. Fox, our President and Chief Executive Officer (the “PEO”).

For 2021, our last completed fiscal year,

•
The ATC of the median employee of the Company was $89,039; and
•
The ATC for our PEO was $3,258,669

Based on this information, for 2021 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 37:1.

To identify the median employee, we took the following steps:

1.
As of December 31, 2021, the Company had approximately 4,600 employees.
2.
In determining the employee population, we used all U.S., Canadian and Indian full-time, part-time and temporary employees (except for our PEO and those employees on leaves of absence).
3.
The median employee was identified from our employee population by comparing gross earnings for such employees. We used a December 31, 2021 conversion rate of 1 CAD to 0.7847 USD for our Canadian-based employees and 1 INR to 0.01344 USD for our India-based employees. In addition, since the Company does not widely distribute equity awards to our employees, such awards were excluded from our compensation measure.
4.
We identified our median employee using this compensation measure, which was consistently applied to all our employees included in this calculation. Since the majority of our employees and our PEO are based in the U.S., we did not make any cost-of-living adjustments in identifying the median employee.
5.
Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox’s ATC as reflected in the Summary Compensation Table in Compensation Tables.

Director Annual Compensation Program

For 2021 prior to the Merger, the Company used a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considered the significant amount of time that Directors spend in fulfilling their duties to the Company as well as the skill level required. Directors who are also employees of the Company (or any subsidiary of the Company) receive no additional compensation for serving on the Board or its committees during the period of their employment.

Cincinnati Bell Inc.

General Compensation Policy for Non-Employee Directors

The table below sets forth the annual compensation for non-employee directors in 2021 and prior to the closing of the Merger:

Compensation Element	2021
Chairman of the Board Annual Retainer (a)	$180,000
Annual Board Retainer	$70,000
Annual Chairman Equity Award (b)	$145,000
Annual Board Equity Award (b)	$110,000
Annual Audit and Finance Committee Chair Retainer	$27,000
Annual Audit and Finance Committee Member Retainer	$15,000
Annual Compensation Committee Chair Retainer	$18,000
Annual Compensation Committee Member Retainer	$10,000
Annual Governance and Nominating Committee Chair Retainer	$16,000
Annual Governance and Nominating Committee Member Retainer	$10,000
(a)
The Chairman is not entitled to receive any of the other annual Board or Committee retainers described above; however, the Chairman is eligible for the Annual Board Equity Award.
(b)
The Directors received a special one-time cash payment in 2021 in lieu of and equal to the target value of the Annual Board Equity Award upon the Merger closing.

Following the Merger, the Annual Board Retainer for Colleen W. Hanabusa and John T. Komeiji was $100,000. None of the other directors received compensation from the Company for their service on the board.

Cincinnati Bell Inc.

2021 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2021 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Option Awards ($) (b)	Total ($)
Meredith J. Ching	74,889	110,000	—	184,889
Walter A. Dods, Jr.	89,867	110,000	—	199,867
John W. Eck	88,931	110,000	—	198,931
Jakki L. Haussler	100,164	110,000	—	210,164
Craig F. Maier	96,419	110,000	—	206,419
Russel P. Mayer	88,931	110,000	—	198,931
Theodore H. Torbeck	65,528	110,000	—	175,528
Lynn A. Wentworth	138,500	145,000	—	283,500
Martin J. Yudkovitz	74,889	110,000	—	184,889
Colleen Hanabusa	25,000	—	—	25,000
John T. Komeiji	25,000	—	—	25,000
(a)
Each of the Predecessor Period directors received a one-time cash payment in lieu of the 2021 annual equity award.
(b)
None of the non-employee directors held outstanding stock options or restricted stock units as of December 31, 2021.

Impact of Merger

Effective with the Merger, each of Lynn A. Wentworth, Meredith J. Ching, Walter A. Dods, Jr., John W. Eck, Leigh R. Fox, Jakki L. Haussler, Craig F. Maier, Russel P. Mayer, Theodore H. Torbeck and Martin J. Yudkovitz ceased to be directors of the Company.

Effective with the Merger, Kelly C. Atkinson, Felix A. Bernshteyn, Jenny Chan, Andy Christiansen, Scott L. Graves, Colleen W. Hanabusa, John T. Komeiji, Anton Z. Moldan, and Douglas C. Wiest became directors of the Company. Jenny Chan and Andy Christiansen ceased to be directors on September 30, 2021. Christina M. Wire became a director on September 30, 2021. F. Gregory Guerra became a director on October 13, 2021.

Cincinnati Bell Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2021, there were 100 common shares of the Company issued and outstanding, all of which were held by Red Fiber Parent. Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Directors and executive officers of the Company do not beneficially own any of the Company’s common shares.

As of December 31, 2021, the Company did not maintain any compensation plans (including any individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Cincinnati Bell Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Board is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest. Accordingly, as a general matter, it is the Company’s preference to avoid related party transactions. Current SEC rules define a related party transaction to include any transaction, arrangement or relationship: (i) in which the Company is a participant, (ii) in which the transaction has an aggregate value greater than $120,000, and (iii) in which any of the following persons has or will have a direct or indirect material interest:

•
an executive officer, director or director nominee of the Company;
•
any person who is known to be the beneficial owner of more than 5% of the Company's common shares;
•
any person who is an immediate family member (as defined under Item 404 of Regulation S-K) of an executive officer or director;
•
nominee or beneficial owner of more than 5% of the Company's common shares; or
•
any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person, together with any other of the foregoing persons, has a 10% or greater beneficial ownership interest.

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

All related party transactions are required to be disclosed in the Company's applicable filings with the SEC under the SEC rules. In 2021, there were no related party transactions requiring disclosure.

Cincinnati Bell Inc.

Director Independence

Prior to the Merger, in accordance with the rules and listing standards of the New York Stock Exchange and the Company’s Corporate Governance Guidelines, the Board affirmatively evaluated and determined the independence of each director. Based on an analysis of information supplied by the directors, the Board evaluated whether any director had any material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company, that might cause a conflict of interest in the performance of a director’s duties.

Based on these standards, the Board determined that each of the directors who served during the Predecessor Period, other than Mr. Fox, was independent and had no relationship with the Company, except as a director and shareholder.

In addition, based on these standards, the Board determined that Mr. Fox was not independent because he served as the Chief Executive Officer of the Company.

Prior to the Merger, the independent, non-employee directors of the Company met in executive session without management present at each regularly scheduled meeting of the Board. The Chairman of the Board presided at the meetings of the non-employee directors.

Since the Merger, the Company is no longer subject to the director independence requirements of the federal securities laws or the rules of any stock exchange. Accordingly, the Board has not made any determination that any director who has served on the Board since the Merger is independent under any such requirements. Further, since the Merger, the Board no longer has an audit, nominating or compensation committee (the functions of which have been assumed by Red Fiber Holdings) and, therefore, is no longer subject to any director independence requirement of the federal securities laws or the rules of any stock exchange with respect to any such committee.

Cincinnati Bell Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

(3.1)+	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)

(3.2)+	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a)

+ Filed herewith.

Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cincinnati Bell Inc. has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 22, 2024	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer