Form 10-K/A
period 2022-12-31
CINCINNATI BELL INC
filed 2024-03-22
CIK 716133

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

Yes ☐ No ☒

As of December 31, 2022, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Annual Report on Form-10-K for the fiscal year ended December 31, 2022 on a voluntary basis.

Cincinnati Bell Inc.

EXPLANATORY NOTE

Cincinnati Bell Inc. (“Cincinnati Bell,” “we,” “our,” “us” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2023 (the “Original Filing”). This Amendment amends the Original Filing to include certain information required by Items 10-13 of Part III of Form 10-K that was omitted from the Original Filing. In connection with this omission, management has reevaluated its disclosure controls and procedures as of December 31, 2022 and concluded that the Company’s disclosure controls and procedures were not effective as of that date due to the Company’s failure to identify fully the Form 10-K reporting and disclosure requirements applicable to a “voluntary filer” with the SEC. Management has since remediated the Company’s disclosure controls and procedures to address that failure, and Certificates of the Chief Executive Officer of the Company and the Chief Financial Officer of the Company required by Rule 15d-14(a) with respect to the effectiveness of the Company’s disclosure controls and procedures are filed as exhibits to this Amendment.

Management’s conclusion that its disclosure controls and procedures as of December 31, 2022 were not effective did not in any way affect, or change, management’s conclusion in the Original Filing that the Company’s internal control over financial reporting was effective as of December 31, 2022.

In addition, the cover page of the Original Filing is being amended by: (i) removing the “Yes” check mark in response to the statement “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days,” consistent with SEC guidance for voluntary filers, (ii) adding the number of common shares of the Company outstanding on December 31, 2022, and (iii) deleted the statement that the Company has omitted information called for by Form 10-K pursuant to General Instruction I(2)(3).

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

On September 7, 2021, an affiliate of Red Fiber Parent LLC (“Red Fiber Parent”) was merged into the Company and the Company became a wholly-owned subsidiary of Red Fiber Parent (the “Merger”). Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings LLC ("Red Fiber Holdings").

Cincinnati Bell Inc.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	19

	Signatures	20

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

The directors of the Company as of December 31, 2022 were:

Kelly C. Atkinson

Ms. Atkinson resigned from Brinks Home Security in 2022 as Chief Commercial Officer of Brinks Home Security, a security company that offers home security systems. Prior positions include Head of Marketing, Consumer and SMB for Charter Communications (2018-2020), a broadband connectivity company and cable operator; and Executive Vice President of Consumer Cable and Content for Rogers Communications (2017-2018), a communications and media company. Age: 56; Director since 2021.

Felix A. Bernshteyn

Mr. Bernshteyn joined Ares Management in 2017 and continues to serve as a Partner in the Private Equity Group. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets.

Age: 39; Director since 2021.

Scott L. Graves

Mr. Graves joined Ares Management in 2017 and continues to serve as Partner, Co-Head in the Ares Private Equity Group, Portfolio Manager and Head of Special Opportunities. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Mr. Graves resigned as a Director of Infrastructure and Energy Alternatives, Inc., a leading infrastructure construction company with specialized energy and heavy civil expertise, in 2022 He was appointed a Director of Savers Value Village, Inc, a thrift store retailer, and serves as Chairman of the Board and a member of the Compensation Committee. Age: 51; Director since 2021.

F. Gregory Guerra

Mr. Guerra is currently an Independent Consultant to fiber communications providers and private equity firms on matters related to the communications industry. Prior positions include President, Chief Operating Officer and Chief Strategy Officer (2019-2021) and Chief Operating Officer of Segra (2018-2019), which provides Business Internet, Ethernet, MPLS, Dark Fiber, IP, Managed Services, Voice, Data Center & Cloud solutions and Carrier services. Mr. Guerra also served as Chief Operating Officer of Spirit Communications (2017-2018), which provides voice, data, Internet and fiber optic solutions, along with a full suite of Cloud services to commercial businesses and government agencies across the Southeastern United States. Age: 55; Director since 2021.

Colleen W. Hanabusa

Ms. Hanabusa currently serves as an attorney at law in her private law practice since 2019. Previously, she served as a U.S. Congresswoman, representing the First Congressional District of the State of Hawai’i from 2017-2018. Age: 72; Director since 2021.

Cincinnati Bell Inc.

John T. Komeji

Mr. Komeiji resigned from Kamehameha Schools as Vice President and General Counsel in 2022. Kamehameha Schools is a private school system that offers a variety of educational programs and scholarship services for Hawaiian learners of all ages in Hawaii. Prior positions at Hawaiian Telcom, Inc. include President and General Manager (2018-2020) and Senior Vice President, Chief Administrative Officer and General Counsel (2016-2018). Hawaiian Telcom, Inc. is a telecommunications company that provides high-speed internet, phone, wireless and other services for homes and businesses. Age: 69; Director since 2021.

Anton Z. Moldan

Mr. Moldan joined Macquarie Asset Management in 2006 and serves as Senior Managing Director. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 38; Director since 2021.

Douglas C. Wiest

Mr. Wiest joined Macquarie Asset Management in 2019 as Division Director and continues to serve in this capacity. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 70; Director since 2021.

Christina M. Wire

Ms. Wire joined Google in 2007. She was appointed Vice President of Global Operations of YouTube in 2017 and continues to serve in this position. Google is multinational technology company focusing on artificial intelligence, online advertising, search engine technology, cloud computing, computer software, quantum computing, e-commerce, and consumer electronics. YouTube is an online video sharing and social media platform owned by Google. Age: 57; Director since 2021.

None of the directors have any familial relationships with any other directors or executives of the Company.

Cincinnati Bell Inc.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the Company as of December 31, 2022 were as follows:

Name	Age	Title
Leigh R. Fox	50	President and Chief Executive Officer
Joshua T. Duckworth	44	Chief Financial Officer
Thomas E. Simpson	50	Chief Operating Officer
Christi H. Cornette	67	Chief Culture Officer
Christopher J. Wilson	57	Vice President and General Counsel

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

CHRISTOPHER J. WILSON, Vice President and General Counsel of the Company since August, 2003.

Code of Ethics

The Company’s Code of Ethics for Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer is posted on the Company’s website at http://www.altafiber.com. Within the period of time required by the SEC, the Company will post on its website any amendment to its Code of Ethics for Senior Financial Officers and any waiver of such code relating to such senior financial officers.

Other

Following the Merger, certain oversight functions with respect to the business and affairs of the Company were assumed by Red Fiber Holdings, including functions previously performed by the Audit and Finance and Compensation Committees of the Company's Board of Directors, which were discontinued.

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

Cincinnati Bell Inc.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the 2022 compensation program established by the Compensation Committee, the Board and the Red Fiber Holdings shareholders (the "Compensation Approvers") for our named executive officers (“NEOs”). Our named executive officers for 2022 were:

Name	Position
Leigh R. Fox	President and Chief Executive Officer
Joshua T. Duckworth	Chief Financial Officer
Thomas E. Simpson	Chief Operating Officer
Christi H. Cornette	Chief Culture Officer
Christopher J. Wilson	Vice President and General Counsel

Compensation Program Objectives

Our executive compensation program’s primary objectives are:

•
To attract and retain high-quality executives by offering competitive compensation packages; and
•
To motivate and reward executives for the attainment of financial and strategic goals, both short-term and long-term, thereby increasing the Company’s value while at the same time discouraging unnecessary or excessive risk-taking.

Elements of Compensation

Base Salary

Base salaries are provided to the Company’s NEOs for performing their day-to-day responsibilities. The base salaries of our NEOs are based on a review of the competitive market data for comparable executive positions by the Compensation Approvers.

Annual Incentives

Annual incentives are intended to motivate and reward senior executives for achieving the short-term business objectives of the Company.

Each year the Compensation Approvers establish a target annual incentive award opportunity for each NEO, which for 2022 was 100% of each officer’s annual salary.

Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Approvers. Payouts, if any, could range from 0% to 200% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance.

For 2022, the financial performance goals include Adjusted EBITDA for both the Network segment and IT Services and Hardware segment of the Company (see below for a definition), which was a key measure of profitability of the Company. Gross Margin Per Employee for the IT Services and Hardware segment was an additional financial performance goal for the 2022 plan year.

Cincinnati Bell Inc.

For 2022, the table below shows the target goals and results. These results, in connection with other non-financial performance goals, resulted in a total payout of 102% of target for Mr. Fox, Mr. Duckworth, and Ms. Cornette and a total payout of 100% of target for Messrs. Simpson and Wilson.

Financial Objective	Threshold (50% Payout)	Adjusted Target (100% Payout)	Superior (200% Payout)	2022 Actual Results
Network Adjusted EBITDA	50%	$371 M	200%	$355 M
IT Services and Hardware Adjusted EBITDA	50%	$115 M	200%	$118 M
IT Services and Hardware Gross Margin per Employee	50%	$107,500	200%	$108,446

For purposes of the annual incentive plan, Adjusted EBITDA was defined as operating loss (calculated in accordance with GAAP), plus depreciation, amortization, restructuring and severance related charges, transaction and integrations costs, transaction related employee retention agreements, loss on impairment of long-lived assets, certain legal costs, expenses associated with network transformation project and other special items.

Long-Term Incentives

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

Cincinnati Bell Inc.

Determination of the Target Compensation Levels

The Compensation Approvers determine target compensation levels based on competitive market data.

Other Compensation Policies

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

Depending on the circumstances of their termination, the NEOs are eligible to receive severance benefits in the form of a multiple of annual base salary as a lump sum payment, continued access to Company-provided healthcare benefits for a defined period post-employment, and accelerated vesting of all equity as determined by the provisions in their employment agreements, which are discussed in detail in Potential Payments upon Termination of Employment or a Change in Control. Under a dismissal without cause or constructive discharge following a CIC, the Company provides the severance benefits because it serves the best interest of the Company and its shareholders to have executives focus on the business merits of possible change in control situations without undue concern for their personal financial outcome. In the case of a termination without cause or constructive discharge absent a CIC, the Company believes it is appropriate to provide severance at these levels to ensure the financial security of these executives, particularly in view of the non-compete provisions which state that, for 12 months (24 months in the case of the Chief Executive Officer) following termination, the executive will not compete with the Company or solicit customers or employees of the Company. Because these potential payments are triggered under very specific circumstances, such payments are not considered in setting pay or other elements of executive compensation. The Compensation Approvers have a policy that the Company will not enter into any new or materially amended employment agreements with NEOs providing for excise tax gross-up provisions with respect to payments contingent upon a CIC, and no NEO has an excise tax gross-up provision.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2022.

COMPENSATION COMMITTEE of Red Fiber Holdings

Kelly C. Atkinson

Anton Z. Moldan

Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the 2020, 2021 and 2022 fiscal years.

Name, Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (c)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (d)	All Other Compensation ($) (e)	Total ($)
Leigh R. Fox	2022	690,100	—	—	—	1,479,765	—	12,200	2,182,065
President and	2021	664,434	1,000,000	—	—	1,582,635	—	11,600	3,258,669
Chief Executive Officer	2020	690,100	—	—	—	840,850	33,301	11,400	1,575,651
Joshua T. Duckworth	2022	380,000	—	—	—	450,575	—	12,200	842,775
Chief Financial Officer	2021	222,837	300,000	—	—	249,956	—	11,600	784,393
Thomas E. Simpson	2022	477,405	—	—	—	638,115	—	11,058	1,126,578
Chief Operating Officer	2021	465,104	700,000	—	—	721,214	—	11,600	1,897,918
	2020	477,405	—	—	—	581,693	28,002	11,400	1,098,500
Christi H. Cornette	2022	403,142	—	—	—	481,709	—	7,735	892,586
Chief Culture Officer	2021	377,250	450,000	—	—	541,803	—	11,600	1,380,653
	2020	403,142	—	—	—	491,207	59,504	11,400	965,253
Christopher J. Wilson	2022	390,411	—	—	—	488,947	—	11,094	890,452
Vice President and	2021	380,352	375,000	—	—	556,904	—	11,600	1,323,856
General Counsel	2020	390,411	—	—	—	475,695	95,169	11,400	972,675

(a)
In addition to base salary, salary in 2020 includes a one-time lump sum payment equal to 3% of base salary in lieu of a merit increase.
(b)
The 2021 amounts reflect the cash payments made to the NEOs upon completion of the Merger.

Cincinnati Bell Inc.

(c)
Non-equity incentive plan compensation represents amounts earned under the Company’s annual incentive plan for the applicable year. In connection with the closing of the Merger, all participants (including the NEOs) in the Company’s 2021 annual incentive plan received a pro rata annual incentive payment based on the portion of the plan year elapsed prior to the effective time of the Merger and the Company’s determination of achievement of performance goals. The 2021 amounts also reflect the payment of 25% of the 2020-2022 restricted cash award upon the closing of the Merger. The 2022 amounts reflect the payment of (i) the annual incentive award, and (ii) 25% of the 2020-2022 restricted cash award upon the six-month anniversary of the closing of the Merger. The restricted cash awards are payable as follows: (i) 25% within 15 days following the closing of the Merger, (ii) 25% on the six-month anniversary of the closing of the Merger, and (iii) 50% on the 18-month anniversary of the closing of the Merger, generally subject to the executive’s continued employment on each payment date.
(d)
The amounts shown in this column for Messrs. Fox, Simpson and Wilson and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2022, 2021 and 2020, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (5.4% for 2022, 2.7% for 2021, and 2.4% for 2020) required under Accounting Standards Codification Topic (“ASC”) 960. The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Duckworth is not entitled to any benefits under this plan. As a result of the higher discount rate in 2022, the 2022 actuarial present value of the qualified defined benefit plan decreased by $73,993 for Mr. Fox, $62,224 for Mr. Simpson, $97,407 for Ms. Cornette and $205,139 for Mr. Wilson versus 2021. As a result of the higher discount rate in 2021, the 2021 actuarial present value of the qualified defined benefit plan decreased by $9,215 for Mr. Fox, $7,564 for Mr. Simpson, $3,427 for Ms. Cornette and $19,074 for Mr. Wilson versus 2020. Pursuant to SEC rules, we are not permitted to report negative changes in pension value in the Summary Compensation Table. Thus, the negative change in pension value is reported in the table above as $0. None of the executives receive any preferential treatment or above-market interest under the Company’s retirement plans.
(e)
For each NEO, the amount includes the Company’s 401(k) match. Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants.

Cincinnati Bell Inc.

Grants of Plan-Based Awards

The following table sets forth information concerning annual incentive grants to the NEOs during the year ended December 31, 2022:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold ($)	Target ($)	Maximum ($)
Leigh R. Fox
Annual cash incentive	345,050	690,100	1,380,200
Joshua T. Duckworth
Annual cash incentive	190,000	380,000	760,000
Thomas E. Simpson
Annual cash incentive	238,703	477,405	954,810
Christi H. Cornette
Annual cash incentive	201,571	403,142	806,284
Christopher J. Wilson
Annual cash incentive	195,206	390,411	780,822

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

During 2022, all of the NEOs were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the NEO’s base salary, annual incentive opportunities, entitlement to participate in the Company’s benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

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

The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2022 are described in Potential Payments upon Termination of Employment or a Change in Control.

Cincinnati Bell Inc.

Outstanding Equity Awards at Fiscal Year-End

Our NEOs did not hold any equity awards as of December 31, 2022 and therefore we have omitted this table.

Option Exercises and Stock Vested

Our NEOs did not hold any equity awards as of December 31, 2022 and therefore we have omitted this table.

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan. The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants. Messrs. Fox, Simpson and Wilson are not grandfathered participants and no longer accrue additional benefits under such plan based on current compensation or service. Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service. In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan. As a result, Mr. Duckworth is not eligible to participate in the Management Pension Plan.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	86,854	—
	Non-Qualified Excess Plan (e)	—	—	—
Thomas E. Simpson	Qualified Defined Benefit Plan (d)	8	77,345	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		77,345	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	490,168	—
	Non-Qualified Excess Plan (e)	12	26,342	—
	Total		516,510	—
Christopher J. Wilson	Qualified Defined Benefit Plan (d)	10	298,579	—
	Non-Qualified Excess Plan (e)	10	124,616	—
	Total		423,195	—

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
(c)
If any of the above-identified executive officers had retired on December 31, 2022, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.
(d)
Management Pension Plan.
(e)
Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant’s account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2022 was 4.0% per annum.

Cincinnati Bell Inc.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2022 termination.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,380,200	—	—	—
	Annual Incentive (a)	704,765	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	36,243	—	—	—
	Total	2,121,208	—	—	—
Joshua T. Duckworth	Base Salary	760,000	—	—	—
	Annual Incentive (a)	388,075	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	36,243	—	—	—
	Total	1,184,318	—	—	—
Thomas E. Simpson	Base Salary	954,810	—	—	—
	Annual Incentive (a)	475,615	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	40,980	—	—	—
	Total	1,471,405	—	—	—
Christi H. Cornette	Base Salary	806,284	—	—	—
	Annual Incentive (a)	411,709	—	—	—
	Long-Term (b)	—	—	—	—
	Basic Benefits (c)	13,917	—	—	—
	Total	1,231,910	—	—	—
Christopher J. Wilson	Base Salary	780,822	—	—	—
	Annual Incentive (a)	388,947	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	36,243	—	—	—
	Total	1,206,012	—	—	—

(a)
NEOs employed as of December 31, 2022 are eligible to receive the annual incentive payment on the same terms and timing as actively employed participants. There is no forfeiture and no acceleration of any benefit. The amount shown reflects the actual amount earned under the 2022 incentive plan for NEOs.
(b)
If a sale of CBI occurred on December 31, 2022, the units under the LTIP would have no value because the investment return hurdles would not have been satisfied.
(c)
Basic benefits represent the lump sum value of the COBRA cost for medical, dental and vision benefits for 18 months.

Cincinnati Bell Inc.

If any of the executives elects to voluntarily terminate employment with the Company, or if they are terminated by the Company for cause, they are entitled to no payments from the Company other than those benefits which they have a non-forfeitable vested right to receive (the “vested amounts”), which include any shares of stock they own outright and vested amounts under the Company’s long-term incentive, pension and savings plans.

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits under their employment agreements described on page 12 above, if one of the four termination scenarios detailed in the above table and discussed below occurs. Regardless of the termination scenario, the NEOs will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

If an executive is terminated by the Company without cause (an involuntary not for cause termination), the executive will be entitled to the following:

•
A lump-sum cash payment equal to 2.0 times the executive’s base salary;
•
Access to medical, dental and vision benefits following the executive’s termination of employment for a maximum period of 18-months. Employer will subsidize the cost of coverage at the same rate as was in effect for the employee until such time as the employee begins coverage under another employer's plan or 18 months, whichever occurs first. Employer may elect to provide a lump sum payment, less applicable withholding taxes in lieu of a monthly subsidy.
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

Under all of the termination scenarios in the preceding table, as of December 31, 2022, Messrs. Fox, Simpson, and Wilson and Ms. Cornette had certain “vested amounts” to which they were entitled as follows: Mr. Fox - $84,508, Mr. Simpson - $74,257, Ms. Cornette - $408,449 and Mr. Wilson - $416,803.

Cincinnati Bell Inc.

CEO Pay Ratio

As required by the SEC, we are providing the following information about the relationship between the annual total compensation (“ATC”) of our employees and the ATC of Mr. Fox, our President and Chief Executive Officer (the “PEO”).

For 2022, our last completed fiscal year,

•
The ATC of the median employee of the Company was $87,284; and
•
The ATC for our PEO was $2,182,065

Based on this information, for 2022 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 25:1.

To identify the median employee, we took the following steps:

1.
As of December 31, 2022, the Company had approximately 5,200 employees.
2.
In determining the employee population, we used all U.S., Canadian and Indian full-time, part-time and temporary employees (except for our PEO and those employees on leaves of absence).
3.
The median employee was identified from our employee population by comparing gross earnings for such employees. We used a December 30, 2022 conversion rate of 1 CAD to 0.7379 USD for our Canadian-based employees and 1 INR to 0.01208 USD for our India-based employees. In addition, since the Company does not widely distribute equity awards to our employees, such awards were excluded from our compensation measure.
4.
We identified our median employee using this compensation measure, which was consistently applied to all our employees included in this calculation. Since the majority of our employees and our PEO are based in the U.S., we did not make any cost-of-living adjustments in identifying the median employee.
5.
Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox’s ATC as reflected in the Summary Compensation Table in Compensation Tables, resulting in an ATC of $2,182,065.

Director Annual Compensation Program

The Director Annual Compensation Program provides for an annual retainer of $100,000 per director and is only payable to Colleen W. Hanabusa and John T. Komeiji. None of the other directors received compensation from the Company for their service on the board.

2022 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2022 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Colleen Hanabusa	100,000	—	—	100,000
John T. Komeiji	100,000	—	—	100,000

Cincinnati Bell Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2022, there were 100 common shares of the Company issued and outstanding, all of which were held by Red Fiber Parent. Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Directors and executive officers of the Company do not beneficially own any of the Company’s common shares.

As of December 31, 2022, the Company did not maintain any compensation plans (including any individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

All related party transactions are required to be disclosed in the Company's applicable filings with the SEC under the SEC rules. In 2022, there were no related party transactions requiring disclosure.

Director Independence

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