Form 10-K
period 2023-12-31
CINCINNATI BELL INC
filed 2024-03-25
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Yes ☐ No ☒

As of December 31, 2023, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-K with the SEC on a voluntary basis.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I

Item 1. Business

Overview and Strategy

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications and IT solutions that keep consumer and business customers connected with each other and with the world. The Company operates its businesses through the following segments: Network and IT Services and Hardware. The Network segment serves customers in the Greater Cincinnati region through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand. The IT Services and Hardware segment services customers in the U.S. and Europe through our CBTS brand and in Canada through our OnX brand.

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the CBTS and OnX businesses from the Company for a purchase price of $670.0 million. The Purchase Agreement is subject to customary closing conditions and is expected to close in the second half of 2024, although there can be no assurance that the Purchase Agreement will close by that date. Management has determined that the CBTS and OnX operations that are covered by the Purchase Agreement will be reported as discontinued operations in the quarterly financial statements for the period ended March 31, 2024. At that time, the Company will operate its business through one segment: Network.

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

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were then delisted from the NYSE. As a result of the Merger Agreement, the Company has ceased to be subject to the filing requirements under Sections 12(b), 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended (see Note 12 to the consolidated financial statements); however, due to contractual provisions in certain indentures, the Company is required to voluntarily file certain periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

This Annual Report on Form 10-K provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2023 and our results of operations for the years ended December 31, 2023 and 2022 and the periods January 1, 2021 through September 7, 2021 and September 8, 2021 through December 31, 2021. References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

Through its Network segment, the Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city on Oahu, as well as the growing neighbor islands. As a result of the acquisition, the Company's combined fiber networks are approximately 23,100 fiber route miles. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile") for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT") for an aggregate purchase price of $3.3 million. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan. The services and solutions provided by OTT complement the services offered by Agile.

Through its IT Services and Hardware segment, business customers across the U.S., Canada and Europe rely on the Company for the sale and service of efficient, end-to-end communications and IT systems and solutions.

Our goal is to continue the transformation from a legacy copper-based telecommunications company into a technology company with state-of-the-art fiber assets servicing customers with data, video and voice to meet their evolving needs. During 2023, we focused on completing the build-out of single family homes in the Cincinnati ILEC operating territory and in 2024 will continue to identify and expand in adjacent markets to Cincinnati and Dayton. In Hawaii, we continue to build out the network and expand our fiber footprint across Oahu and the neighbor islands while also retiring legacy copper assets.

During 2023, we invested $408.8 million of capital in the Network segment in products that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati. Revenue from these high demand products totaled $562.9 million for 2023, up $35.0 million compared to 2022 partially mitigating the decline in legacy products. The primary focus of these investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the table below:

	Successor			Predecessor	Non-GAAP Combined
Cincinnati Operating Territory	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021
Fioptics Revenue (in millions):	$452.7	$429.3	$124.5	$260.5	$385.0
Subscribers (in thousands):
Internet FTTP	340.5	299.3	261.3	n/a	261.3
Video	121.5	123.1	123.3	n/a	123.3
Voice	97.7	100.7	101.2	n/a	101.2

Form 10-K Part I	Cincinnati Bell Inc.

	Successor			Predecessor	Non-GAAP Combined
Hawaii Operating Territory	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2021
Fioptics Revenue (in millions):	$110.2	$98.6	$27.7	$60.9	$88.6
Subscribers (in thousands):
Internet FTTP	87.4	70.6	65.7	n/a	65.7
Video	34.1	36.0	37.5	n/a	37.5
Voice	30.8	29.2	28.0	n/a	28.0

During the year, we passed an additional 104,100 Fiber to the Premise ("FTTP") addresses in the Greater Cincinnati area with Fioptics. The Company is focused on building FTTP addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2023, the Fioptics products are now available to approximately 761,300 FTTP customer locations, or more than 85% of the Greater Cincinnati operating territory. During 2023, we passed an additional 71,000 FTTP addresses in Hawaii. The Fioptics products are now available to approximately 339,000 FTTP addresses, or more than 50% of the operating territory in Hawaii, including Oahu and the neighbor islands.

In 2023, the Company also invested $70.0 million in Enterprise Fiber products, which includes fiber and IP-based core network technology as well as expenditures for Agile. These investments position the Company to meet increased business and carrier demand within Greater Cincinnati and in the Midwest region. In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2023, the Company has:

•
passed commercial addresses with fiber-based services (referred to as a lit address) totaling approximately 36,100 and 24,300 lit addresses in Greater Cincinnati and Hawaii, respectively;
•
expanded the fiber network to span more than 16,600 route miles in Greater Cincinnati and 6,500 route miles in Hawaii; and
•
provided cell site back-haul services to approximately 90% of the 1,150 cell sites in the Greater Cincinnati market, all of which are lit with fiber, and more than 90% of the 1,065 cell sites in Hawaii, nearly all of which are lit with fiber.

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million, and in the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million. In the fourth quarter of 2020, the Company entered into a definitive purchase agreement to acquire inter-island submarine and middle-mile terrestrial fiber infrastructure assets in Hawaii owned by the bankruptcy estate of the Paniolo Cable Company, LLC. The Paniolo transaction closed in August 2021 for an amount of $52.3 million, inclusive of transaction costs. The Company's expanding fiber assets allow us to support the ever-increasing demand for data, video and internet devices with speed, agility and security. We believe our fiber investments are a long-term solution for our customers' bandwidth needs.

Form 10-K Part I	Cincinnati Bell Inc.

Operations

As of December 31, 2023, the Company operated two segments: Network and IT Services and Hardware.

The Network segment provides products and services that can be categorized as either Fioptics, Enterprise Fiber or Legacy. The table below demonstrates how our products and services are categorized:

Network
	Fioptics	Enterprise Fiber	Legacy
Data	Fiber to the Premise (“FTTP”)	Ethernet (>10Mb)	DSL (< 10 Mb) (2)
		Dedicated Internet Access	DSL (> 10 Mb)
		Wavelength	DS0 (3), DS1, DS3
		IRU	TDM (4)
		Small Cell	Ethernet (<10 Mb)
		SONET (1)	Fiber to the Node (“FTTN”)
Direct Colocation
Managed Towers
Data Connectivity
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Business Long Distance
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
Software Licenses
Maintenance

Network

The Network segment provides products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired OTT. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan. The key products and services provided by the Network segment include the following:

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out new FTTP addresses as well as overlaying FTTN addresses, enabling these addresses to receive speeds up to one gigabit per second ("Gbps"). FTTP addresses now cover more than 85% of the market in Greater Cincinnati and more than 50% of the market in Hawaii, of which approximately 761,300 and 339,000 addresses are capable of receiving speeds up to one Gbps in Greater Cincinnati and Hawaii, respectively.

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

Form 10-K Part I	Cincinnati Bell Inc.

As a result of the acquisition of Hawaiian Telcom, the Company gained access to the SEA-US trans-Pacific submarine cable system connecting Indonesia, the Philippines, Guam, Hawaii and the mainland United States. The system provides an initial 20 Terabytes per second ("Tbps") of capacity using state-of-the-art 100 Gbps technology to accommodate the increase in data consumption.

Voice

Voice represents local service over both copper and fiber. It also includes consumer and business long distance, digital trunking, switched access and other value-added services such as caller identification, voicemail, call waiting and call return.

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

Video

In the Greater Cincinnati territory, the Company launched Fioptics in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, Fioptics has been deployed over a much broader base and is now available to more than 85% of Greater Cincinnati. As of December 31, 2023, we have 121,500 video subscribers in Greater Cincinnati. Our Fioptics video customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR and video On-Demand.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 34,100 subscribers in Hawaii as of the end of 2023. The Company expects to launch its TV service on Hawaii's other major islands in mid-2024.

Other

Other revenue consists of revenue generated from wiring projects for business customers, support from the Connect America Fund and Rural Digital Opportunity Fund (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), advertising, directory assistance, maintenance and information services. Beginning in 2021, Other revenue also includes subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program. Subsidized fiber build project revenue related to extending the Company's fiber network in Hawaii subsidized through a customer contract is included in Other revenue beginning in 2022.

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

Sales and Distribution Channels

The Company’s Network segment utilizes a number of distribution channels to acquire customers. As of December 31, 2023, the Company operated seven retail stores in the Greater Cincinnati area and one retail store in Dayton, Ohio to market and distribute our Fioptics suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

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

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2023, approximately 70% of Cincinnati’s programming was sourced from the NCTC and approximately 50% of Hawaiian Telcom’s programming was sourced from the NCTC.

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

Customers

The Company had no customers whose revenue comprised greater than 10% of total revenue for the years ended December 31, 2023 and 2022 and the combined Predecessor and Successor periods included within 2021. As of December 31, 2023 and 2022, Verizon Communications Inc. (“Verizon”) comprised 23% and 21% of consolidated accounts receivable, respectively. The accounts receivable with Verizon are significant to the Company, but the associated revenue does not exceed 10% of total revenue as a result of the application of ASC 606 and management’s conclusion that for hardware transactions we act as the agent and, as a result, record revenue net of the cost of product.

Employees and Human Capital Resources

At December 31, 2023, the Company had approximately 5,300 employees. Approximately 23% of its employees are covered by collective bargaining agreements. Approximately 12% of total employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 11% of total employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective until the second quarter of 2026 and third quarter of 2028, respectively.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

Safety – The Company is focused on establishing safety as a core value among employees with the primary goal that every employee returns home safely at the end of the day. This applies not only to our field technicians and warehouse personnel but also to our employees working in an office environment. As a result, the Company has hired additional staff to increase safety training, observe and assist in building our overall safety culture.

Compensation and Benefits – The Company is committed to rewarding and supporting our employees, and therefore, we offer a comprehensive compensation program that includes market-competitive pay, healthcare benefits, a retirement savings plan, tuition reimbursement programs, and paid time off and family leave. Additionally, employees have the benefit of working a hybrid schedule that provides flexibility to engage with others in the office as well as the ability to work from home on certain days of the week.

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

The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks in the geographies in which the Company operates or third-party providers or vendor sites are located, even with safety measures and vaccination requirements in place, could cause additional disruptions to Company operations or those of our providers or vendors. In 2021, the Company experienced disruptions with certain of our third-party vendors, including those who provide many of our information technology, call center functions, and certain accounting functions. In 2022 and 2023, disruptions experienced by Company were limited in nature and considered to have a nominal impact on operations. The COVID-19 pandemic has led to global supply chain challenges, which have adversely impacted our ability to procure certain inventory and, if such inventory procurement challenges continue, could impact our ability to execute the capital build plan for our fiber network and thereby cause delays in delivery of our services and solutions to our customers in both of our operating segments. The Company has also experienced increased labor and material costs with certain third-party providers that are contracted to support and perform activities associated with the build-out of our fiber network resulting in a negative impact to business results and operations. As new variants of the virus appear, especially variants that are more easily spread, cause more serious outcomes, or are resistant to existing vaccines, new health orders and safety protocols could further impact operations. These factors could materially increase our costs, negatively impact our consumer and business sales and damage the Company’s financial condition, results of operations, cash flows and liquidity position, possibly to a significant degree.

Our commitment to Net Zero emissions in company operations by 2040 will be subject to significant costs and regulations which could impact our business operations, processes, and reputation.

In October 2022, the Company disclosed its commitment to achieving net zero Scope 1 and Scope 2 emissions by December 31, 2040 with an interim target by December 31, 2030. The Company plans to meet this commitment by reducing energy consumption through network, facility and fleet efficiency and conservation measures; investments in renewable energy; and adoption of electric vehicles in our fleet. Beginning in 2023 and continuing in 2024, the Company started to inventory and screen its Scope 3 emissions to determine reduction and engagement targets across the most relevant, impactful categories.

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

The Network segment faces competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. The Company believes wireless substitution accounts for the largest portion of its access line losses. Also, cable competitors that have existing service relationships with the Company's customers in the Network segment offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution and increased competition, legacy voice lines decreased by 15% and 13% in Cincinnati and Hawaii, respectively, in 2023 compared to 2022.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

The Company generates a significant portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiaries have experienced substantial access line losses over the past several years due to a number of factors, including wireless and broadband substitution and increased competition. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with an alternative source of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.

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

As of December 31, 2023 and 2022, Verizon Communications Inc. (“Verizon”) comprised 23% and 21% of consolidated accounts receivable, respectively. As a result of these concentrations, the Company's results of operations and financial condition could be materially affected if the Company lost this customer or if products and services purchased were significantly reduced. In addition, if Verizon were to default on its accounts receivable obligations, the Company would be exposed to potentially significant losses in excess of the provisions established. This would also negatively impact the available borrowing capacity under the Company's CBTS Receivables Facility (defined below).

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
•
Compliance failures;
•
Disasters and business continuity events; and
•
Misuse of our systems, products and services.

Form 10-K Part I	Cincinnati Bell Inc.

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

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, and other political instability, such as the current conflict between Russia and Ukraine and the escalation of the conflict in the Middle East related to the Israel-Hamas war, and events beyond our control. Such events could cause significant damage to our infrastructure resulting in degradation or disruption of service to our customers. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations as well as lost revenues from business interruption as well as damage to our reputation.

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

Beginning on August 8, 2023, wildfires ignited on Maui and Hawaii islands. The fires caused damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and expects to continue to experience loss of income for an unknown amount of time.

It is also likely that the Maui economy will be adversely impacted by the damage caused by the fires in Lahaina which will likely have a negative impact on the tourism industry in west Maui. The Company continues to evaluate the extent of the damage to its property and equipment and initiated claims with its insurance carriers in the fourth quarter of 2023 and will continue to pursue claims in 2024. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the equipment lost in the fire or the loss in revenue from the households that have been impacted by the fires. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

Form 10-K Part I	Cincinnati Bell Inc.

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

The Company is a party to collective bargaining agreements with its labor unions in both the Cincinnati and Hawaii operating territories, which represent approximately 23% of the Company’s employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business. The collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers Local 1357 are effective until the second quarter of 2026 and third quarter of 2028, respectively.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement was subsequently amended in November 2021 and provides for (i) a five-year $400 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”), (ii) a seven-year $500 million senior secured term loan facility (the “Term B-1 Loans”), and (iii) a seven-year $650 million senior secured term loan facility (the “Term B-2 Loans” and together with the Term B-1 Loans, the “Term Loans”). In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The Revolving Credit Facility matures in September 2026, and the Term Loans mature in November 2028. Borrowings under the Term Loans were used in part to refinance existing Company indebtedness and for working capital and general corporate purposes. At December 31, 2023, there were $152.5 million outstanding borrowings under the Revolving Credit Facility, leaving $247.5 million available.

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

The Company depends on its revolving credit facility and receivables facilities to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited.

The Company depends on the Revolving Credit Facility, the Network Receivables Facility and the CBTS Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of September 2026. On January 31, 2023, the Company executed amendments to the Receivables Facility which, among other things, separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility” and (B) a new facility (the “CBTS Receivables Facility”). See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding amendments to the Receivables Facility. At December 31, 2023, each facility had a termination date of January 2026 with the next renewal occurring in January 2025. On February 2, 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities.

At December 31, 2023, borrowings under the Revolving Credit Facility due 2026 were $152.5 million, leaving $247.5 million in additional borrowing availability under this facility. The $247.5 million available under the Revolving Credit Facility is funded by various financial institutions. If one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2023, the Company had a total borrowing capacity of $54.8 million and $219.8 million, respectively, on a maximum borrowing capacity of $55.0 million and $225.0 million, respectively, on the Network Receivables Facility and the CBTS Receivables Facility. At that date, there were $36.1 million and $209.9 million, respectively, of outstanding borrowings and $16.7 million and $0.5 million, respectively, of outstanding letters of credit on the Network Receivables Facility and the CBTS Receivables Facility. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility. As of December 31, 2023, the Company had $2.0 million and $9.4 million, respectively, of borrowing capacity remaining under its Network Receivables Facility and CBTS Receivables Facility.

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond the Company’s control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its Revolving Credit Facility, Network Receivables Facility or CBTS Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, the Company will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

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

Decreased fuel supplies resulted in significant increases to fuel prices, most notably in Hawaii, which adversely impacted our transportation costs for the field technicians and third parties who are assisting us with the network build in addition to the utilities spend in Hawaii where oil is relied on to produce electricity for the state. Increased fuel costs have adversely affected the profit margins in 2022 and 2023 and are expected to continue to adversely affect our business and results of operations.

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

As of December 31, 2023, the Company had deferred tax assets of $319.7 million, the largest component of which is the deferred tax asset of $209.0 million associated with federal ($188.4 million) and state ($20.6 million) net operating loss carryforwards. The Company has recorded partial valuation allowances against deferred tax assets related to U.S. federal net operating losses, UK federal net operating losses, certain state and local net operating losses and other deferred tax assets due to the uncertainty of the Company’s ability to utilize the assets. The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources. As a result of the Merger, the Company’s net operating losses face potential limitation under Internal Revenue Code Section 382 and similar state provisions. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, including its net operating losses, the Company’s net income, equity and future cash flows would be adversely affected.

The Company has been named in litigation associated with the wildfires occurring on the Hawaiian island of Maui, which has resulted in the Company paying significant amounts in legal expenses and could require the payment of damages or settlements.

As of February 2024, the Company has been named in 24 complaints. The Company expects to incur significant legal expenses in 2024. We could also incur significant damages awards or settlements.

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

As a winning bidder in the FCC’s Connect America Fund II ("CAF II") and Rural Digital Opportunity Fund (“RDOF”) auction, the Company must comply with numerous FCC and state requirements prior to and after receiving such funding. If the Company fails to comply with those requirements, the FCC could consider us in default of the CAF II and RDOF program rules, and we could incur substantial penalties or forfeitures of future revenues, most significantly in Hawaii. For example, if the Company fails to attain certain specific buildout milestones and performance requirements under the CAF II and RDOF programs, the FCC could withhold future support payments until those shortcomings are corrected. Failure to comply with the rules and requirements for the CAF II and RDOF program could result in the Company being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could adversely affect the Company's results of operations and financial condition.

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

Risks Relating to the Divestiture of CBTS

The Divestiture is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all.

On February 2, 2024, the Company entered into an equity purchase agreement (the “Purchase Agreement”) to sell to TowerBrook Capital Partners (“TowerBrook”) all of the issued and outstanding equity interests of CBTS LLC and CBTS Extended Territories LLC, which directly or indirectly hold all of the issued and outstanding equity interests in the subsidiaries of the Company that operate the Company’s IT services business and operations supporting enterprise business customers with technology solutions and services including application modernization, cybersecurity, IT consulting, cloud, unified communications and infrastructure solutions, for a purchase price of $670.0 million, subject to certain adjustments set forth in the Purchase Agreement (the “Divestiture”).

The Purchase Agreement provides that completion of the Divestiture is subject to customary closing conditions, including (i) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of any required consents or approvals from (a) the Committee on Foreign Investment in the United States, (b) the Federal Communications Commission and (c) certain state public utility commissions. The Divestiture is expected to close in the second half of 2024. There can be no assurance regarding the ultimate timing of the Divestiture or that the Divestiture will be completed.

During the period prior to closing the Divestiture, and whether or not the Divestiture is completed, the Company’s ongoing businesses may be adversely affected, including as a result of the diversion of management’s and employees’ attention due to activities related to the Divestiture and disruptions to and potential adverse impacts on relationships with suppliers, customers, vendors and other key business partners. In addition, the Purchase Agreement restricts the Company from engaging in certain actions without the approval of TowerBrook, which could prevent the Company from pursuing certain business opportunities that arise prior to the closing of the Divestiture. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

The Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the Divestiture.

We may not be able to realize the anticipated operational, financial, strategic and other benefits from the Divestiture. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond the Company’s control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

Form 10-K Part I	Cincinnati Bell Inc.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Security Program Overview

The Company's cybersecurity program is framework-based, and risk and metrics-focused. The program uses and is measured against National Institute of Standards and Technology Standards ("NIST") 800-53(r5) and supporting standards. The Company utilizes a risk-based security program that strives for an effective balance of controls and processes across the Identify, Protect, Detect, Respond and Recover areas of the framework. As a service provider and technology partner, we have on-going initiatives that address the areas below to achieve a comprehensive security program.

Security Governance – The Company's Board of Directors has designated a subcommittee of the Board that meets quarterly to provide oversight of risks from cybersecurity threats. The Company’s Vice President and Chief Security Officer ("CSO") reports to this subcommittee to inform them on the Company’s threat and risk landscape, and the management of cybersecurity incidents. This subcommittee consists of board members and the Company’s executive leadership team. The CSO also leads a cross-functional, executive-level Security Council that meets quarterly and governs all aspects of the Company’s security program. The Company maintains a risk-based security program that is supported by a comprehensive set of policies, procedures, and standards based on the NIST cybersecurity framework, which includes administrative, physical, and technical safeguards.

The CSO joined altafiber in 2023 with over 20 years of cybersecurity experience in highly regulated industries and the government in identifying, managing, and mitigating cybersecurity risk. Previously, the CSO held an officer role at a large Fortune 500 financial services firm developing cybersecurity strategy and leading teams focused on risk management, security architecture and engineering, incident response, and threat intelligence. The CSO also serves on multiple advisory boards related to cybersecurity and is the current board chair for Miami University’s Center for Cybersecurity.

Risk Management – The Company established an Enterprise Risk Management (ERM) Committee that employs the International Organization for Standardization (ISO) risk management standards. Members of the ERM Committee include the Company's CSO, Chief Financial Officer, Chief Network Officer, Director of Safety and Risk Management and the Director of Internal Audit. The committee leverages a proprietary internal risk management tool to maintain a risk register, which systematically identifies, assesses, prioritizes, and manages risks within the enterprise. This structured approach enables us to conduct a formal, periodic risk assessment, ensuring the continuous enhancement of our security posture. In addition to threats, vulnerabilities, impacts and costs, the risk assessment process also identifies the costs and effectiveness of countermeasures and action plans to reduce risk.

Security Awareness and Training – The Company established a security awareness program that focuses on individual employees' impact to the overall security strength of the company. Via the use of web-based and in person training, surveys and published literature, the Company is constantly making the employees aware of the vital role they play in protecting both the Company and customers’ data. Phishing exercises are also periodically conducted to improve employee knowledge of and response to security threats. Specialized web-based training covering Payment Card Industry ("PCI"), Health Insurance Portability and Accountability Act ("HIPAA") and Federal Tax Information is also required and tracked for employees who have access to that data.

Identity and Access Management – The Company requires authorization of all personnel, including contractors, before being granted access to facilities, systems, and data. The Company's identity and access management systems are integrated with human resource applications and processes to facilitate provisioning and de-provisioning of badges and logical system access.

Cybersecurity – The Company employs a “defense in depth” approach to providing security around our networks, servers, and data. Most of our critical networks leverage redundant components and connections to ensure high levels of availability, reliability, and performance. The Company employs a security architecture that identifies rules for segmentation and access control based on risk and impact to the business. This includes infrastructure, applications, and data in the cloud.

Endpoint and Device Protection & Anti-Malware – The Company has hardening policies and processes and uses a “gold image” approach to deploying new clients and servers. Configurations that go into gold images are reviewed with security staff. Advanced anti-malware controls are in place and patching cadence and performance of endpoint devices are watched closely.

Form 10-K Part I	Cincinnati Bell Inc.

Protection of Customer and Other Sensitive Data – The Company complies with regulations for Customer Proprietary Network Information protection (Title 47 section 222) and has taken measures over the past several years to limit or remove Personal Identifiable Information ("PII") and other sensitive information from databases and internal systems. Access to sensitive information from third party partners is managed through secure virtual terminal environments, and movement of PII is monitored on premise and in key cloud applications.

Application and Product Security – The Company's application security program is based on the Open Web Application Security Standard ("OWASP") and critical systems have been benchmarked for compliance with our security polices and standards. Security work is jointly prioritized with security staff and product/application/development organizations and third parties with responsibility for application development and maintenance. Security checklists have also been developed and are used in new product development lifecycle processes.

Third Party Risk Management – Third parties with access to data or infrastructure must go through a vetting process to ensure they comply with reasonable and industry accepted security practices. The vetting process includes assessments, review of third-party attestation and inclusion of standard security language in contracts. Security staff work closely with legal, procurement/sourcing personnel and other stakeholders within the Company on third party compliance practices.

Threat and Vulnerability Management – Vulnerability scanning and attack and penetration testing, quarterly and annually, is conducted on perimeter networks and E-commerce platforms by third parties and qualified internal personnel. The testing covers network, host, application, and data security. The Company uses the Common Vulnerability Scoring System ("CVSS") standard for vulnerability management. Various open source, third party and internally developed threat intelligence platforms are used to stay abreast of threats facing the Company and our industry.

Security Assessments – Various company environments are regularly audited by a third-party AICPA- and PCAOB-registered certified public accounting firm and has consistently obtained PCI DSS 3.2, SSAE18 SOC1, SOC2, CSAE34-16 SOC1 and SOC2 certifications and HIPAA compliance. The Company currently holds 20 such certifications.

Change Management and ITSM – The Company employs robust change, incident and problem management practices across core network, managed services, and information technology environments. Security team members are an active part of these processes.

Emergency Management, Incident Response and Cyber Insurance – The Company has invested in technology and processes for timely incident response to security and crisis events. Physical and cybersecurity staff, health and safety, legal, operational and human resources personnel are part of the overall emergency and incident response team. The Company has partnerships with third parties for forensics, and incident response consulting. The Company also maintains effective levels of cyber insurance against large data breaches or cybersecurity events.

Service and Business Continuity – The Company conducts service continuity exercises and monitors network fault and performance 24 hours a day, 365 days a year to quickly detect and respond to service degradation or impairment. A set of business continuity plans and scenarios are also in place to address catastrophic events to personnel, critical infrastructure, and applications. The Company conducts periodic internal tabletop exercises and joint exercises with customers. Business continuity efforts are overseen by the Company's Business Continuity Committee following policy set by the Company's Security Council.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors– Intellectual Property Tax, Regulatory, and Litigation Risks” in this annual report on Form 10-K.

Website Access and Other Information

The Company was incorporated under the laws of Ohio in 1983 with its headquarters at 221 East Fourth Street, Cincinnati, Ohio 45202 (telephone number (513) 397-9900 and website address http://www.altafiber.com). The Company has ceased to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures. The SEC maintains an internet site that contains reports, proxy statements, and other information about issuers which file electronically with the SEC. The address of that site is http://www.sec.gov.

Form 10-K Part I	Cincinnati Bell Inc.

Item 2. Properties

As of December 31, 2023, the Company owned or maintained properties throughout the U.S., Canada and India. Our headquarters is located in Cincinnati, Ohio where we lease approximately 200,000 square feet for executive, administrative and business offices for the Company. In addition to the space in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations. We lease office space in multiple locations in the U.S., Canada and India for operations to support our IT Services and Hardware segment.

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

Item 3. Legal Proceedings

Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims as prescribed by generally accepted accounting principles ("GAAP"), when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Form 10-K Part II	Cincinnati Bell Inc.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, shares of Cincinnati Bell Common Stock and Preferred Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol CBB. As a result of the Merger, effective on September 7, 2021, the Company requested that the NYSE withdraw the shares of Cincinnati Bell Common Stock and Preferred Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Cincinnati Bell Common Stock and Preferred Stock are no longer listed on the NYSE. The number of shares outstanding of Cincinnati Bell Common Stock was 50.9 million and the number of shares outstanding of Cincinnati Bell Preferred Stock was 0.2 million at September 7, 2021. Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Additionally, the Company redeemed each of our issued and outstanding Depositary Shares simultaneously with the redemption of the 6 ¾% Preferred Shares at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 ¾% Preferred Share). Red Fiber Parent is the sole record holder of Cincinnati Bell Common Stock. No other shares remain issued and outstanding as of December 31, 2023.

Item 6. [Reserved]

Not applicable.

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2023 and the results of operations for the years ended December 31, 2023 and 2022 and the periods January 1, 2021 through September 7, 2021 (“Predecessor”) and September 8, 2021 through December 31, 2021 (“Successor”). References in this Annual Report to “Successor” refer to the Company on or after September 8, 2021 and references to “Predecessor” refer to the results prior to September 8, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this document can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 22, 2023.

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

altafiber Brand

In March 2022, the Company announced that we would begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our Hawaiian Telcom business or our IT Services business, which is branded as CBTS in the U.S. and Europe and OnX in Canada.

Sale of IT Services Business

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the CBTS and OnX businesses from the Company for a purchase price of $670.0 million (the "Divestiture"). The Purchase Agreement is subject to customary closing conditions and is expected to close in the second half of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

Executive Summary

Segment results described in the Executive Summary are net of intercompany eliminations.

Consolidated revenue for the year ended December 31, 2023 totaled $1,817.3 million, an increase of $21.3 million compared to the prior year due to strategic revenue growth in both segments offsetting declines in Legacy revenue and Infrastructure Solutions revenue. For 2023, Fioptics revenue increased $35.0 million compared to 2022 as the Company's continued focus on high-speed internet activations was partially offset by lower subsidized fiber build revenue while Legacy revenue decreased $37.5 million compared to the prior year. Additionally, Agile contributed incremental revenue of $8.3 million for 2023 compared to the prior year. IT Services and Hardware revenue growth was primarily due to services for existing customers which continued to bill and grow in 2023 partially offset by a decrease in professional services projects.

Operating loss for 2023 and 2022 totaled $82.7 million and $97.3 million, respectively. Lower operating loss for 2023 compared to the prior year is primarily due to lower depreciation and amortization expenses, primarily in the Network segment, due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 and September 30, 2023, as well as declining amortization expense on certain intangibles. Transaction and integration costs also decreased in 2023 compared to 2022. These decreases in 2023 compared to 2022 were partially offset by higher SG&A expenses to support strategic revenue growth. Corporate SG&A costs in 2023 also include $3.1 million related to employee contract termination costs. In addition, restructuring and severance charges of $10.8 million were recorded in 2023, primarily in the Network segment, related to a severance program for certain employees as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii.

Interest expense increased $71.1 million for 2023 compared to 2022 primarily due to higher interest rates on the Company's variable-rate borrowings in addition to interest expense incurred on the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the Revolving Credit Facility due 2026 and accounts receivable securitization facilities.

Form 10-K Part II	Cincinnati Bell Inc.

Other components of pension and postretirement benefit plans expenses increased for 2023 compared to the prior year due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in additional expense due to higher interest cost on projected benefit obligations and less benefit from expected return on plan assets.

Other (income) expense, net totaled income of $17.6 million for 2023 primarily due to recording a gain associated with the Company’s interest rate swap agreements and interest rate cap agreements in 2023 of $13.1 million. In addition, the Company recorded, as income, a patronage distribution of $5.0 million from one of the syndicated lenders in the Company's Credit Agreement in 2023. Other (income) expense, net totaled income of $13.6 million for 2022 primarily due to recording a gain associated with the Company’s interest rate swap agreements and interest rate cap agreements in 2022 of $12.0 million.

Loss before income taxes totaled $227.0 million for 2023 resulting in an increase in the loss of $61.0 million compared to 2022. The decrease in operating loss and recording increased income in other (income) expense, net in 2023 compared to 2022 was more than offset by higher interest expense in 2023 compared to the prior year.

The income tax provision for 2023 was a benefit of $34.3 million which was lower than the period's income at the statutory rate, due primarily to a valuation allowance recorded against federal net operating loss carryforwards. The income tax provision for 2022 was a benefit of $35.1 million. The income tax benefit recorded in 2023 was lower than the benefit recorded in the prior year, despite higher losses before taxes in the current period, due primarily to the valuation allowance recorded against federal net operating loss carryforwards.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the years ended December 31, 2023, 2022 and 2021, we operated two business segments: Network and IT Services and Hardware. Certain corporate administrative expenses have been allocated to our business segments based upon the nature of the expense and the relative size of the segment. Intercompany transactions between segments have been eliminated.

Form 10-K Part II	Cincinnati Bell Inc.

Network

The Network segment provides products and services that are categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired OTT. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

Fioptics products include high-speed internet access, categorized below as data, voice lines and video as well as subsidized fiber build project revenue included in Other related to extending the Company's fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. The Company is able to deliver speeds up to one gigabit per second to more than 85% of Greater Cincinnati and more than 50% of Hawaii’s total addressable market.

Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber also includes revenue from the SEA-US cable. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection. Subsequent to the Company's acquisitions of Agile in May 2022 and OTT in April 2023, Enterprise Fiber revenue also includes revenue from Agile and OTT.

Legacy products include traditional voice lines, consumer long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return.

	Successor			Predecessor	Non-GAAP Combined
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2021
Revenue:
Data	$557.1	$523.3	$156.2	$334.6	$490.8
Video	193.7	193.6	60.4	131.8	192.2
Voice	218.6	230.8	76.4	177.3	253.7
Other	33.5	46.6	10.8	20.5	31.3
Total Revenue	1,002.9	994.3	303.8	664.2	968.0
Operating costs and expenses:
Cost of services and products	461.7	447.3	138.2	301.2	439.4
Selling, general and administrative	228.2	207.2	58.9	118.3	177.2
Depreciation and amortization	355.3	393.3	113.0	166.9	279.9
Loss on impairment of long-lived assets	—	2.7	—	—	—
Restructuring and severance charges	10.3	—	—	(0.5)	(0.5)
Transaction and integration costs	0.1	—	—	—	—
Total operating costs and expenses	1,055.6	1,050.5	310.1	585.9	896.0
Operating (loss) income	$(52.7)	$(56.2)	$(6.3)	$78.3	$72.0
Operating margin	(5.3)%	(5.7)%	(2.1)%	11.8%	7.4%
Capital expenditures	$615.7	$452.6	$113.1	$149.3	$262.4

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	December 31, 2023	December 31, 2022	2023 vs. 2022	2023 vs. 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021
Cincinnati
Fioptics
Data
Internet FTTP*	340.5	299.3	41.2	14%	261.3	38.0	15%
Video
Fioptics Video	121.5	123.1	(1.6)	(1)%	123.3	(0.2)	0%
Voice
Fioptics Voice Lines	97.7	100.7	(3.0)	(3)%	101.2	(0.5)	0%
Fioptics Units Passed
Units passed FTTP*	761.3	657.2	104.1	16%	530.8	126.4	24%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	12,815	10,923	1,892	17%	7,232	3,691	51%
Legacy
Data
DSL and FTTN**	29.6	49.3	(19.7)	(40)%	73.8	(24.5)	(33)%
Voice
Legacy Voice Lines	115.0	135.2	(20.2)	(15)%	155.3	(20.1)	(13)%

* Fiber to the Premise (FTTP)

**Internet speeds of less than 100mbps including Legacy DSL and Fiber to the Node (FTTN) previously included in Fioptics Data

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

			Change	% Change		Change	% Change
Metrics information (in thousands):	December 31, 2023	December 31, 2022	2023 vs. 2022	2023 vs. 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021
Hawaii
Fioptics
Data
Internet FTTP*	87.4	70.6	16.8	24%	65.7	4.9	7%
Video
Fioptics Video	34.1	36.0	(1.9)	(5)%	37.5	(1.5)	(4)%
Voice
Fioptics Voice Lines	30.8	29.2	1.6	5%	28.0	1.2	4%
Fioptics Units Passed **
Units passed FTTP*	339.0	268.0	71.0	26%	215.0	53.0	25%
Enterprise Fiber
Data
Ethernet Bandwidth (Gb)	6,749	4,885	1,864	38%	4,407	478	11%
Legacy
Data
DSL and FTTN***	29.3	37.3	(8.0)	(21)%	38.7	(1.4)	(4)%
Voice
Legacy Voice Lines	106.2	121.5	(15.3)	(13)%	137.2	(15.7)	(11)%

* Fiber-to-the-Premise (FTTP)

** Includes units passed for both consumer and business on Oahu and neighbor islands

***Internet speeds of less than 100mbps including Legacy DSL and Fiber to the Node (FTTN) previously included in Fioptics Data

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor
	Twelve Months Ended December 31, 2023
(dollars in millions)	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$250.4	$60.3	$310.7
Video	159.6	34.1	193.7
Voice	34.4	12.2	46.6
Other	8.3	3.6	11.9
Total Fioptics	452.7	110.2	562.9
Enterprise Fiber
Data	101.3	53.0	154.3
Legacy
Data	58.4	33.7	92.1
Voice	85.0	87.0	172.0
Other	8.3	13.3	21.6
Total Legacy	151.7	134.0	285.7
Total Network revenue	$705.7	$297.2	$1,002.9

	Successor
	Twelve Months Ended December 31, 2022
(dollars in millions)	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$217.6	$47.9	$265.5
Video	157.8	35.8	193.6
Voice	34.3	11.3	45.6
Other	19.6	3.6	23.2
Total Fioptics	429.3	98.6	527.9
Enterprise Fiber
Data	94.5	48.7	143.2
Legacy
Data	72.6	42.0	114.6
Voice	90.1	95.1	185.2
Other	12.4	11.0	23.4
Total Legacy	175.1	148.1	323.2
Total Network revenue	$698.9	$295.4	$994.3

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Successor			Predecessor			Non-GAAP Combined
	September 8, 2021 to December 31, 2021			January 1, 2021 to September 7, 2021			Twelve Months Ended December 31, 2021
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Fioptics
Data	$62.3	$13.1	$75.4	$127.3	$28.1	$155.4	$189.6	$41.2	$230.8
Video	49.3	11.1	60.4	106.9	24.9	131.8	156.2	36.0	192.2
Voice	10.7	3.5	14.2	23.7	7.9	31.6	34.4	11.4	45.8
Other	2.2	—	2.2	2.6	—	2.6	4.8	—	4.8
Total Fioptics	124.5	27.7	152.2	260.5	60.9	321.4	385.0	88.6	473.6
Enterprise Fiber
Data	27.1	13.9	41.0	57.8	29.3	87.1	84.9	43.2	128.1
Legacy
Data	24.9	14.9	39.8	59.1	33.0	92.1	84.0	47.9	131.9
Voice	31.0	31.2	62.2	72.9	72.8	145.7	103.9	104.0	207.9
Other	4.2	4.4	8.6	9.0	8.9	17.9	13.2	13.3	26.5
Total Legacy	60.1	50.5	110.6	141.0	114.7	255.7	201.1	165.2	366.3
Total Network revenue	$211.7	$92.1	$303.8	$459.3	$204.9	$664.2	$671.0	$297.0	$968.0

Fioptics

Fioptics revenue increased $35.0 million for 2023 compared to 2022 due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the internet FTTP subscriber base and accelerating the pace of our fiber build which enabled us to pass 104,100 FTTP addresses in Cincinnati and 71,000 FTTP addresses in Hawaii during 2023. The Average Revenue Per User (“ARPU”) for 2023 increased for internet in both Cincinnati and Hawaii compared to the prior year primarily due to price increases and more customers subscribing to higher broadband tiers. Video ARPU also increased nominally in 2023 compared to 2022 in both Cincinnati and Hawaii which offset the decline in subscribers. Video ARPU increases are related to price increases as well as change in the mix of subscribers. Other revenue decreased for 2023 compared to the prior year primarily due to recording revenue associated with nonrecurring subsidized fiber build projects in Cincinnati and Hawaii of $11.9 million in 2023 and $22.9 million in 2022 .

Enterprise Fiber

Enterprise Fiber revenue increased $11.1 million for 2023 compared to the prior year primarily due to increased revenue contributed by Agile of $8.3 million in 2023 compared to 2022. In addition, revenue increased as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 17% and 38% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. During 2022, significant contracts were signed with large carriers in Cincinnati and Hawaii to upgrade Ethernet Bandwidth across their networks which continued to bill and grow in 2023. Increased revenue was partially offset by pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased for 2023 compared to the prior year due to the decline in voice lines and DSL subscribers. Voice lines declined 15% and 13% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. DSL subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the revenue decline for these products in 2023 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Operating Costs and Expenses

Cost of services and products increased $14.4 million for 2023 compared to 2022 as increases in video content costs of $5.4 million, rent expense of $4.7 million, contract services of $3.9 million, operating taxes of $3.2 million, software development costs of $1.0 million and employee related costs of $0.8 million were partially offset by decreases in operating materials of $3.3 million, payroll related costs of $1.5 million and operating facilities expense of $1.0 million. The increase in rent expense is primarily due to increased expense contributed by Agile. Contract services costs increased due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network. The increase in operating taxes is primarily due to higher regulatory fees while increased software development costs are primarily due to costs associated with our video product. Higher employee related costs are primarily due to increased travel associated with expanding our fiber network throughout Hawaii. These increases were partially offset by the decrease in operating materials due to decreased purchases associated with the expansion of our fiber network in 2023 and a significant wiring project completed in 2022. Payroll related costs also decreased as increased wages due to higher headcount to support our fiber network expansion were more than offset by favorable payroll benefit costs in 2023 compared to the prior year. In addition, the decrease in operating facilities expense is due to lower energy costs.

SG&A expenses increased $21.0 million for 2023 compared to the prior year primarily due to initiatives to support revenue growth as well as increases in payroll related costs, contract services costs, bad debt expense, software development costs and advertising costs. Payroll related costs increased $7.5 million due to additional headcount and higher employee commission expense that is deferred in accordance with ASC 606 and expensed over the average customer life or average contract term. The additional expense is the result of the contract asset increasing subsequent to purchase accounting adjustments recorded as of the Company's merger date, September 7, 2021, as well as increased subscriber counts. In addition, payroll related costs were also impacted by incremental headcount associated with the acquisition of Agile which occurred during the second quarter of 2022. Contract services costs increased $4.3 million due to higher utilization of outside contractors on certain specialized projects and increased insurance expenses primarily related to wildfires on Maui and Hawaii islands. These increases to contract services costs as well as additional legal expenses incurred in 2023 related to the wildfires were partially offset by higher legal expense incurred in 2022 due to a legal dispute in Hawaii. Bad debt expense increased $2.1 million primarily due to favorable collection efforts resulting in lower bad debt expense in 2022. Software development costs increased $1.6 million due to internal software projects. The increase in advertising costs of $1.5 million is due to increased marketing campaigns and promotional events. In addition to these costs, the Company committed to contribute $2.5 million to a voluntary recovery fund established by the State of Hawaii to provide relief to certain beneficiaries impacted by the wildfires.

Depreciation and amortization expenses decreased $38.0 million for 2023 compared to the prior year primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 and September 30, 2023 in addition to declining amortization expense on certain intangibles.

Restructuring and severance charges recorded in 2023 are related to a severance program as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii. In the fourth quarter of 2023, severance charges of $7.2 million were recorded related to a voluntary severance program ("VSP") and severance charges of $3.1 million were recorded related to involuntary severance charges.

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

Capital Expenditures

	Successor
	Twelve Months Ended December 31, 2023
(dollars in millions)	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$191.5	$73.6	$265.1
Installation	88.8	35.3	124.1
Other	14.1	5.5	19.6
Total Fioptics	294.4	114.4	408.8
Enterprise Fiber	43.4	26.6	70.0
Other	63.5	73.4	136.9
Total Network capital expenditures	$401.3	$214.4	$615.7

	Successor
	Twelve Months Ended December 31, 2022
(dollars in millions)	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$149.5	$48.8	$198.3
Installation	67.9	24.1	92.0
Other	11.6	4.7	16.3
Total Fioptics	229.0	77.6	306.6
Enterprise Fiber	19.4	21.0	40.4
Other	43.8	61.8	105.6
Total Network capital expenditures	$292.2	$160.4	$452.6

	Successor
	September 8, 2021 to December 31, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$30.0	$12.4	$42.4
Installation	14.7	8.7	23.4
Other	2.9	0.6	3.5
Total Fioptics	47.6	21.7	69.3
Enterprise Fiber	5.8	5.3	11.1
Other	18.2	14.5	32.7
Total Network capital expenditures	$71.6	$41.5	$113.1

	Predecessor
	January 1, 2021 to September 7, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$22.3	$16.7	$39.0
Installation	30.6	9.5	40.1
Other	3.3	0.4	3.7
Total Fioptics	56.2	26.6	82.8
Enterprise Fiber	14.5	9.6	24.1
Other	19.4	23.0	42.4
Total Network capital expenditures	$90.1	$59.2	$149.3

Form 10-K Part II	Cincinnati Bell Inc.

Network, continued

	Non-GAAP Combined
	Twelve Months Ended December 31, 2021
	Cincinnati	Hawaii	Total
Fioptics capital expenditures
Construction	$52.3	$29.1	$81.4
Installation	45.3	18.2	63.5
Other	6.2	1.0	7.2
Total Fioptics	103.8	48.3	152.1
Enterprise Fiber	20.3	14.9	35.2
Other	37.6	37.5	75.1
Total Network capital expenditures	$161.7	$100.7	$262.4

Capital expenditures in Cincinnati are incurred to expand our Fioptics product suite, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during 2023, we passed 104,100 FTTP addresses in Cincinnati. As of December 31, 2023, the Company is able to deliver its Fioptics services with speeds up to one gigabit or more to 761,300 residential and commercial addresses, or more than 85% of our operating territory in Cincinnati. Cincinnati construction capital expenditures increased $42.0 million for 2023 compared to 2022 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available, as well as higher costs to pass addresses. Cincinnati installation capital expenditures increased $20.9 million for 2023 compared to the prior year primarily due to increased activations. Cincinnati installation capital expenditures were also impacted by the timing of expenditures for customer premise equipment (“CPE”) utilized for installations.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure that we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $24.0 million for 2023 compared to 2022 primarily due to increased capital expenditures contributed by Agile of $19.5 million in 2023 compared to the prior year. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures increased $24.8 million for 2023 compared to 2022 due to building out 71,000 new FTTP addresses in 2023, primarily in rural areas and on the neighbor islands. Hawaii installation capital expenditures increased $11.2 million for 2023 compared to the prior year primarily due to increased internet installations and expenditures for CPE. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for a large carrier across the network due to a significant contract signed in 2022. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

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

	Successor			Predecessor	Non-GAAP Combined
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to	Year Ended
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021	December 31, 2021
Revenue:
Consulting	$342.0	$339.4	$105.5	$193.6	$299.1
Cloud	118.5	101.7	31.9	66.4	98.3
Communications	224.2	222.3	68.5	149.1	217.6
Infrastructure Solutions	154.0	164.5	53.4	83.3	136.7
Total revenue	838.7	827.9	259.3	492.4	751.7
Operating costs and expenses:
Cost of services and products	570.2	565.8	172.3	335.6	507.9
Selling, general and administrative	176.1	165.0	51.0	104.8	155.8
Depreciation and amortization	94.0	103.5	31.4	27.9	59.3
Restructuring and severance related charges	3.0	2.0	0.6	1.7	2.3
Transaction and integration costs	2.5	—	—	—	—
Gain on sale of assets, net	—	—	—	(2.8)	(2.8)
Total operating costs and expenses	845.8	836.3	255.3	467.2	722.5
Operating (loss) income	$(7.1)	$(8.4)	$4.0	$25.2	$29.2
Operating margin	(0.8)%	(1.0)%	1.5%	5.1%	3.9%
Capital expenditures	$25.5	$30.1	$13.9	$15.9	$29.8

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

			Change	% Change		Change	% Change
Metrics information:	December 31, 2023	December 31, 2022	2023 vs. 2022	2023 vs. 2022	December 31, 2021	2022 vs. 2021	2022 vs. 2021
Consulting
Billable Resources	2,302	2,385	(83)	(3)%	2,385	-	0%

Communications
NaaS Locations	12,736	11,803	933	8%	10,640	1,163	11%
SD - WAN Locations	9,390	8,729	661	8%	7,174	1,555	22%
Hosted UCaaS Profiles*	310,719	314,838	(4,119)	(1)%	302,766	12,072	4%

* Includes Hawaii Hosted UCaaS Profiles

Revenue

IT Services and Hardware revenue increased $10.8 million for 2023 compared to 2022 as increases in Consulting, Cloud and Communications revenue more than offset the decrease in Infrastructure Solutions revenue. Consulting revenue increased $2.6 million primarily due to existing projects which continued to bill and grow in 2023 partially offset by a reduction in billable resources for two significant consulting projects in 2023. Cloud revenue increased $16.8 million primarily due to providing ongoing monitoring and management services, and to a lesser extent, increased public cloud services as well as increased cloud computing services related to significant customer contracts obtained in prior years which continued to bill and grow in 2023. Communications revenue increased $1.9 million as a result of customers migrating to newer technologies which has increased the Company’s NaaS locations and SD-WAN locations. These increases were offset by the decline in legacy communications revenue and professional services projects. Additionally, Hosted UCaaS profiles decreased from the prior year due to a shift in sales focus to certain other strategic products in the Communications practice. Infrastructure Solutions revenue decreased $10.5 million primarily due to a decrease in professional services projects, and to a lesser extent, a decrease in the sale of maintenance services.

Operating Costs and Expenses

IT Services and Hardware cost of services and products increased $4.4 million for 2023 compared to 2022 due to increases in payroll related costs, software development fees, operating taxes, network related costs and employee related costs partially offset by decreased contractor costs. Payroll related costs increased $7.0 million due to additional headcount to support growth in the Cloud practice. Higher software licensing fees of $1.9 million were incurred to support strategic growth in the Communications practice. Operating taxes increased $1.5 million in 2023 compared to the prior year due to an increase in general excise tax. Network related costs increased $1.2 million primarily due to rate increases and increased ASC 606 related costs. Employee related costs also increased $0.6 million primarily due to employee certification and licensing programs. These increases were partially offset by lower contractor costs of $8.9 million in 2023 compared to 2022 due to 83 fewer billable resources compared to December 31, 2022 as a result of consulting projects that were reduced in 2023.

Form 10-K Part II	Cincinnati Bell Inc.

IT Services and Hardware, continued

SG&A expenses increased $11.1 million for 2023 compared to the prior year primarily to support revenue growth, and to a lesser extent, fill roles and implement software that the Company strategically determined will no longer be carried out by shared resources for each of the segments. Software development costs increased $6.2 million due to internal software projects. Payroll related costs increased $2.9 million due to increased headcount and employee commissions while non-employee commissions also increased $1.8 million in 2023 compared to 2022. In addition, contract services costs increased $1.1 million due to increased contractors used for special projects. These increases were partially offset by a decrease in bad debt expense of $1.4 million primarily due to the favorable resolution of reserve balances.

Depreciation and amortization expenses decreased $9.5 million for 2023 compared to 2022 due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by December 31, 2022 in addition to declining amortization expense on certain intangibles.

Restructuring and severance charges recorded in the years ended December 31, 2023 and 2022 are associated with initiatives to reduce and contain costs.

Transaction and integration costs recorded in 2023 are related to fees incurred in connection with the sale of the CBTS and OnX businesses.

Capital Expenditures

Capital expenditures are dependent on the timing of success-based projects. Capital expenditures for the year ended December 31, 2023 were primarily related to projects supporting the Cloud and Communications practice. In addition to success-based projects, the Company incurred $6.3 million in capital expenditures for implementation work associated with internal software projects in the year ended December 31, 2023.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the business segments and transaction and integration costs related to certain acquisition transactions. Corporate costs totaled $22.9 million in 2023, $32.7 million in 2022 and $82.5 million in the combined Predecessor and Successor periods included within 2021.

Corporate costs decreased by $9.8 million for 2023 compared to 2022 primarily due to lower transaction and integration costs of $10.9 million. Lower transaction and integration costs were partially offset by restructuring and severance charges recorded in the fourth quarter of 2023 of $0.5 million.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

Short-term view

Our primary source of cash is generated by operations. The Company generated cash flows from operations of $106.0 million and $322.0 million for the years ended December 31, 2023 and 2022, respectively, and $167.7 million in the combined Predecessor and Successor periods included within 2021.

The Company’s primary uses of cash are for working capital requirements, capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. Cash was also utilized in 2023 to fund the purchase of fiber assets and the acquisition of OTT. In 2022, the Company paid cash consideration of $65.5 million related to the acquisition of Agile. In connection with the Merger and the initial capitalization by Parent in 2021, the Company paid $807.3 million as consideration to Common Shareholders, including restricted stock awards that vested on the Merger Date to certain employees, $155.2 million as consideration to Preferred Shareholders and $44.0 million of transaction costs primarily related to legal costs and acquisition-related advisory fees associated with the Merger.

In August 2023, Parent committed to make capital contributions of $600.0 million to the Company, of which $400.0 million was received in the third quarter of 2023 and $200.0 million will be received in the fourth quarter of 2024. The capital contribution received was used to repay borrowings on the Company's Revolving Credit Facility due 2026, fund capital expenditures, and fund working capital.

Form 10-K Part II	Cincinnati Bell Inc.

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

In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The proceeds of the Term B-3 Loans were used to repay a portion of the loans outstanding under the Revolving Credit Facility due 2026, repay in full the remaining 7 1/4% Notes due 2023 upon maturity in the second quarter of 2023, and for other general corporate purposes. The Term B-3 Loans will mature in November 2028. All other material terms, conditions and covenants of the Credit Agreement were unchanged by the Incremental Amendment. In addition, the Company incurred deferred financing costs of $1.9 million related to the issuance of the Term B-3 Loans and capitalized the amount as a reduction to the outstanding debt balance in 2023.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis. The Company received $5.0 million in patronage dividends in 2023.

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

The Term B-1 Loans, Term B-2 Loans and Term B-3 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility due 2026, except that a breach of the financial covenants will not result in an event of default under the Term B-2 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility due 2026 have terminated their commitments under the Revolving Credit Facility due 2026 and accelerated the loans then outstanding under the Revolving Credit Facility due 2026 in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Capital expenditures increased $158.6 million for 2023 compared to 2022 primarily due to the increase in the Network segment as a result of increased construction and installation capital expenditures associated with the expansion of our fiber network.

Interest payments were $157.0 million in 2023, $84.6 million in 2022 and $135.6 million for the combined Predecessor and Successor periods included within 2021. Interest payments increased for 2023 compared to 2022 due to higher interest rates on the Company's variable-rate borrowings in addition to interest payments related to the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the Revolving Credit Facility due 2026 and accounts receivable securitization facilities. Our contractual debt maturities in 2024, including finance lease obligations and other financing arrangements, are $27.7 million and contractual interest payments are expected to be approximately $160 million.

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

As of December 31, 2023, we had $268.0 million of short-term liquidity, comprised of $9.1 million of cash and cash equivalents, $247.5 million of undrawn capacity on our Revolving Credit Facility due 2026, $9.4 million available under the CBTS Receivables Facility and $2.0 million available under the Network Receivables Facility.

Capacity on the Network Receivables Facility and the CBTS Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short-term liquidity. While we expect to continue to renew the Network Receivables Facility and CBTS Receivables Facility, we would be required to use cash, our Revolving Credit Facility due 2026, or other sources to repay any outstanding balances on the facilities if they were not renewed.

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the CBTS and OnX businesses from the Company for a purchase price of $670.0 million. The Purchase Agreement is subject to customary closing conditions and is expected to close in the second half of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

On February 2, 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025 and replace the Canadian Dollar Offer Rate ("CDOR"), the benchmark rate of interest for borrowings denominated in Canadian dollars, with the Canadian Overnight Repo Rate Average ("CORRA"). All other material terms and conditions of the CBTS Receivables Facility were unchanged by the amendment.

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

Long-term view, including debt covenants

As of December 31, 2023, the Company had $1,863.5 million of outstanding indebtedness and an accumulated deficit of $350.8 million. In addition to the uses of cash described in the Short-term view section above, the Company has to satisfy its long-term debt obligations. The Company has no significant debt maturities until 2026. In addition, we have ongoing obligations to fund our qualified pension plans. Funding requirements for future years are uncertain and will significantly depend on changes in future actuarial assumptions. It is also possible that we will use a portion of our cash flows generated from operations for de-leveraging in the future, including discretionary, opportunistic repurchases of debt prior to the scheduled maturities. See Note 7 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding our outstanding debt and other financing arrangements, including certain information about maturities, covenants and restrictions related to such debt and financing arrangements.

As of December 31, 2023, the Company was in compliance with the Credit Agreement covenants and ratios.

While the Company is no longer subject to the filing requirements under the Securities Exchange Act of 1934, as amended, following the merger transaction, certain covenants included in the indenture for the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC.

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

Cash Flows

Cash flows from operating activities

Cash provided by operating activities in 2023 was $106.0 million, a decrease of $216.0 million compared to 2022. The decrease is due to higher interest payments of $72.4 million in 2023 compared to the prior year due to higher interest rates on the Company's variable-rate borrowings, increased borrowings on the Company's credit facilities, and interest payments related to the Term B-3 Loans entered into in the second quarter of 2023. In addition, changes in the amount of accounts receivable sold on the Company's former Receivables Facility in 2022 and the CBTS Receivables Facility in 2023 resulted in decreased cash flows of $110.1 million in 2023 compared to 2022. Increased cash outflow is also due to increased working capital associated with the IT Services and Hardware segment as well as increased inventory by the Network segment to support the accelerated build strategy compared to the prior year.

Cash flows from investing activities

Cash used in investing activities in 2023 totaled $654.2 million, an increase of $100.5 million compared to the prior year due to the increase in capital expenditures along with acquisitions of fiber assets primarily associated with extending the Company's fiber network. The increase was partially offset by cash payments totaling $65.5 million for the acquisition of Agile in 2022 and the purchase of perpetual licenses for a block of IP addresses for $6.8 million in 2022 to be used as the Company continues to add internet subscribers as we extend the network.

Cash flows from financing activities

Cash provided by financing activities totaled $547.8 million in 2023 primarily due to a capital contribution from Parent of $400.0 million, the issuance of $200.0 million of Term B-3 Loans and net borrowings on the receivables facilities of $58.7 million. These increases were partially offset by net payments on the Revolving Credit Facility due 2026 of $70.5 million and debt repayments of $47.8 million consisting of the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023 and payments related to the Term B-1 Loans, Term B-2 Loans, Term B-3 Loans and finance leases.

Cash provided by financing activities totaled $238.6 million in 2022 due to net borrowings of $223.0 million and $33.9 million on the Revolving Credit Facility due 2026 and Receivables Facility, respectively, partially offset by debt repayments of $20.3 million primarily related to the Term B-1 Loans, Term B-2 Loans and finance leases.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends

Network

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide. We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that approximately 90% of Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to approximately 80% and 70% subscribed to such speeds in 2022 and 2021, respectively. As of December 31, 2023, approximately 75% of internet customers in Hawaii subscribed to speeds of 100 megabits or more, compared to approximately 65% and 55% subscribed to such speeds in 2022 and 2021, respectively. In 2022, we started building outside of the Greater Cincinnati market in Dayton, Ohio and will continue to build addresses in this market throughout 2024. In order to support the Dayton network build, the Company has opened a sales office and purchased land and buildings for warehousing inventory and for central offices. The Company will also work to identify new opportunities for expansion in adjacent markets to Greater Cincinnati and Dayton.

During 2024, we expect continued competition for internet, voice and video services as the cable competitor in the Cincinnati market continues to target areas where we have copper and FTTN. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers as well as FTTN and DSL internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to our acquisition of Hawaiian Telcom.

In 2024, we plan to invest approximately $300 million for Fioptics, including construction, installation and value-added services. Our focus for 2024 in the Cincinnati, Dayton and Hawaii markets is to identify opportunities to expand our FTTP footprint to residential and commercial addresses with the highest return profile, to upgrade the remaining FTTN addresses to FTTP addresses, increase penetration, and drive operational efficiencies. We will take a FTTP internet-based focus due to the increased relevance of this product and the high return profile that it provides. Furthermore, we will apply a similar strategy as we identify opportunities to expand our network footprint in areas outside the Greater Cincinnati market and pursue out of market subsidized fiber build opportunities. The planned construction of the fiber network build could be negatively impacted by availability of staffing and third party contractors that will be necessary in order to meet our construction targets. Additionally, issues in the supply chain and obtaining the necessary equipment and supplies may also impact the planned construction timeline. As we expand outside of the Greater Cincinnati market, there could be a need for additional real estate and building space for central offices and sales offices to support new markets.

For our enterprise fiber customers, we expect to continue to see a migration from Legacy products and copper-based technology to higher bandwidth fiber solutions as evidenced by the 17% and 38% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively, in 2023 compared to 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our material contractual obligations and borrowings as of December 31, 2023:

	Payments due by Period
(dollars in millions)	Total	Within the next 12 months	Beyond the next 12 months
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,840.6	$14.0	$1,826.6
Interest payments (2)	678.6	153.8	524.8
Finance leases (3)
Principal amount	55.9	13.1	42.8
Interest payments (2)	11.2	3.7	7.5
Non-cancellable operating lease obligations	150.5	15.5	135.0
Purchase obligations (4)	332.7	332.7	—
Pension and postretirement benefits obligations (5)	36.7	10.7	26.0
Unrecognized tax benefits (6)	19.6	—	19.6
Other liabilities (7)	91.9	14.7	77.2
Total	$3,217.7	$558.2	$2,659.5

(1)
Excludes net unamortized discounts and fair value adjustments recorded on the Merger Date.
(2)
Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2023.
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
(5)
Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts due within the next 12 months include approximately $7 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past the next 12 months, its contractual obligation related to postretirement obligations only extends through 2024. Amounts for 2024 through 2033 include approximately $14 million of estimated cash contributions to the qualified pension plans with approximately $1 million of cash contributions due within the next 12 months. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.
(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Beyond the next 12 months" column of the table above.
(7)
Includes contractual obligations primarily related to asset removal obligations, liabilities related to the pole license agreement obligation, deferred vendor rebates and other financing arrangements.

The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2023, cannot be reasonably determined.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $17.2 million as of December 31, 2023. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. In connection with the Merger, goodwill and intangible assets were remeasured at fair value as of the Merger Date for the Network business and the IT Services and Hardware business. Goodwill and intangible assets for Agile were measured at fair value as of the Agile acquisition date on May 2, 2022. We perform our annual impairment tests in the fourth quarter on October 1st when our long term plan is updated based on the following steps:

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

Step 1 - Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the long term plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. A goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

The Company performed a quantitative analysis of goodwill utilizing Step 1 guidance in 2023 and 2022 for the Network business and the IT Services and Hardware business and concluded that the fair values exceeded the carrying values and goodwill was not impaired. The Company performed a qualitative assessment utilizing Step 0 guidance for Agile goodwill due to the limited amount of time that passed from the acquisition date and the testing date and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired. In the Successor period of 2021, the Company performed a qualitative assessment and concluded that it was more likely than not that the fair values exceeded the carrying values and goodwill and indefinite-lived intangible assets were not impaired. No goodwill or indefinite-lived intangible asset impairment losses were recognized in 2023 and 2022, and the Successor and Predecessor periods included within 2021.

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

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, EBITDA margin, terminal growth rate, discount rate selection, peer group determination and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of the annual testing date, each reporting unit's fair value exceeded the carrying value of the reporting unit, and as such, there is no goodwill impairment. However, the quantitative analysis of goodwill for the Network reporting unit indicated that the cushion between its estimated fair value and carrying value was less than 10% as of the October 1, 2023 assessment date. The estimated fair value determination requires judgment and is sensitive to changes in the underlying assumptions discussed above. Accordingly, if current cash flow assumptions are not realized or other macroeconomic factors adversely impact other assumptions, it is possible that an impairment charge may be recorded in the future.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2019.

The Company has net operating loss carryforwards at the federal, foreign, state and local levels. Federal net operating loss carryforwards are available to offset taxable income in current and future periods. On its 2022 income tax return filed in 2023, the Company utilized the $55.8 million tranche of Federal operating loss carryforwards that would otherwise have expired. The next remaining material tranche of Federal net operating loss carryforwards will expire, if not utilized, in 2031. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Based on this analysis, there are not sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize all available federal net operating loss carryforwards prior to their expiration, so a partial valuation allowance was recorded in 2023. In addition, realization of certain state, local and foreign net operating losses, as well as other deferred tax assets, is not certain. Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. As a result of the Merger, Section 382 of the Internal Revenue Code and similar state provisions place potential limitations on the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $32.8 million and $15.7 million have been recognized as of December 31, 2023 and 2022, respectively. These valuation allowances are primarily against U.S. federal, state and local net operating losses and state credits.

As of December 31, 2023 and 2022, the liabilities for unrecognized tax benefits were $19.6 million and $19.3 million, respectively. The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken. As of December 31, 2023, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $19.3 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

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

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. Effective December 31, 2023, an amendment was approved to merge the Hawaiian Telcom Management Pension Plan into the Cincinnati Bell Management Pension Plan. In the fourth quarter of 2022, an amendment to the Hawaii postretirement health and life insurance plans was approved by the Union which decreased the maximum subsidy certain employees could receive for Medicare Part B Premiums to the standard amount. A remeasurement of the Hawaii postretirement health and life insurance plans was performed as of October 1, 2022. With the exception of the previously discussed amendments, no other amendments to the plans were made during 2023 or 2022.

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

Discount rate

A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2023, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.00%. As of December 31, 2022, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.40%. As of December 31, 2023, the average discount rate used to value the Hawaii pension plan for union employees was 5.00% while the average discount rate used to value the Hawaii postretirement plans was 5.10%. As of December 31, 2022, the average discount rate used to value the Hawaii pension plans was 5.40% while the average discount rate used to value the Hawaii postretirement plans was 5.50%. Lower rates of interest available on high-quality corporate bonds drove the decrease in the discount rates in 2023.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. For the year ended December 31, 2023, the estimated long-term rate of return was 6.00% for the Cincinnati pension plan assets, 5.50% for the union Hawaii pension plan assets and 5.00% for the nonunion Hawaii pension plan assets. For the year ended December 31, 2022, the estimated long-term rate of return was 5.80% for the Cincinnati pension plan assets, 5.00% for the union Hawaii pension plan assets and 4.50% for the nonunion Hawaii pension plan assets. The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were gains of 13.02% in 2023 and losses of 21.77% in 2022. Actual asset returns for the Hawaii pension trusts were gains of 11.32% in 2023 and losses of 26.20% in 2022. In our pension calculations, the market-related value of assets is equal to the fair market value. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of December 31, 2023 and 2022, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 7.0% and 6.5%, respectively. As of December 31, 2023, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.8% by the year 2033. As of both December 31, 2023 and 2022, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2023:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($13.9)/$13.9	($0.6)/$0.6	($1.9)/$2.1	$(0.2)/$0.2
Expected return on assets	+/- 0.5%	n/a	($1.2)/$1.2	n/a	($0)/$0

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2023:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($3.8)/$3.8	($0.4)/$0.4	($3.0)/$3.3	$(0.5)/$0.5
Expected return on assets	+/- 0.5%	n/a	($0.6)/$0.6	n/a	n/a

At December 31, 2023 and 2022, unrecognized actuarial net gains were $42.5 million and $36.3 million, respectively. The unrecognized net gains (losses) have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, healthcare costs and the amendment to the Hawaii postretirement health and life insurance plans in 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average future working lifetime of active employees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. From 2017 through 2020, the FCC increasingly focused on eliminating burdensome and unnecessary regulations that impede broadband investment. However, with the change in administration in 2021 and the continuation of the COVID-19 pandemic, measures to close the digital divide in both rural and urban areas have been at the top of the FCC’s agenda and will likely remain there for the foreseeable future. President Biden nominated Anna Gomez to the FCC in May 2023, and she was confirmed by the Senate on September 7, 2023. With this confirmation, the FCC has its full complement of commissioners who have since voted on a number of items including net neutrality, digital discrimination and data privacy. We continue to monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

Form 10-K Part II	Cincinnati Bell Inc.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs. During 2023, the quarterly USF assessment rate remained at historic highs, continuing to lead for calls from industry and consumer groups for the FCC to re-evaluate the USF contribution mechanism. Although there is no indication that the FCC intends to initiate a proceeding to do so in the near term, several lawsuits have been filed challenging the constitutionality of the USF, two of which were litigated to the 5th and 11th Circuit Courts of Appeals. Both were unanimously rejected by the panel of judges. There is another related case set to be heard by the D.C. Circuit in late January 2024.

In October 2011, the FCC adopted new rules aimed at controlling the size of the high-cost portion of the fund and transitioning it from supporting legacy circuit-switched networks to broadband. These rules capped the high-cost fund and established a framework for transitioning support to the new Connect America Fund to bring broadband to unserved areas. Phase I reforms froze existing high-cost support and provided a mechanism for distributing additional support for qualifying price cap companies. Hawaiian Telcom received $1.4 million in Phase I support and has completed its Phase I buildout. Under Phase II, $1.8 billion of annual support was made available to expand broadband in unserved areas served by price cap ILECs. In August 2015, price cap ILECs, which had the right of first refusal, accepted over $1.5 billion of the annual Phase II support that was available to them. The Phase II support was distributed over a six-year period and carriers were required to satisfy their buildout commitment by the end of 2020. Cincinnati Bell Telephone (“CBT”) accepted approximately $2 million in annual Phase II support beginning in 2015 in exchange for a commitment to expand broadband to 6,339 Kentucky locations and 745 Ohio locations. Hawaiian Telcom accepted $4.4 million in annual Phase II support to build to 11,081 locations in Hawaii over the six-year award period. In a Report and Order adopted in January 2020, the FCC gave the price cap carriers receiving CAF II support the opportunity to elect to receive an additional year of CAF II support in 2021 in exchange for a commitment to continue providing broadband service to the CAF II areas during that time. CBT and Hawaiian Telcom accepted the seventh year of CAF II support, which provided $2.2 million for CBT and $4.4 million for Hawaiian Telcom during 2021. On September 10, 2020, Hawaiian Telcom filed a Petition for Waiver with the FCC requesting that the FCC modify its buildout obligation to account for the 523 locations destroyed or isolated by the Kilauea Volcano eruptions that began in May 2018. On June 1, 2021, the FCC released an Order granting Hawaiian Telcom’s request relative to the 370 locations for which Hawaiian Telcom had completed its CAF II deployment prior to the locations being destroyed by the volcano. The additional 153 locations included in Hawaiian Telcom’s original request were not included in the FCC Order after Hawaiian Telcom informed the FCC that it had identified CAF II eligible alternate locations in other areas. On January 4, 2021, Hawaiian Telcom notified the FCC that it would likely fall short of its 100% CAF II buildout milestone but would complete the buildout by year-end 2021 taking advantage of the grace period allowed under the CAF II rules. On January 19, 2022, Hawaiian Telcom notified the FCC that it had completed the build and met its 100% buildout obligation as of December 31, 2021.

In August 2018, bidding concluded in the FCC’s Connect America Fund Phase II auction (“Auction 903”). Under this reverse auction, up to $2 billion in support over a 10-year period was available to expand fixed broadband service into additional unserved high-cost areas of the country. There were 103 winning bidders and the total amount of support that will be provided to these bidders over the 10-year term is $1.5 billion. Winning bidders must build out their broadband networks within the winning geographic areas (specific census block groups covering 713,176 locations in 45 states) within the first six years of the support term. CBT and Hawaiian Telcom were both winning bidders. As a result, CBT will receive $1.1 million to extend its broadband service to 342 unserved locations and Hawaiian Telcom will receive $18.2 million to build to 3,936 unserved locations. CBT and Hawaiian Telcom auction support distributions began in May 2019 and will continue until May 2029. The build out to all funded auction locations must be completed by December 31, 2025.

In January 2020, the FCC adopted a Report and Order establishing the Rural Digital Opportunity Fund (“RDOF”), which will be used to distribute $20.4 billion over ten years to expand broadband in areas that remain unserved at the conclusion of the CAF II price cap support program. The funds will be awarded via two reverse auctions. The Phase I auction (“Auction 904”) began on October 29, 2020 and concluded on November 25, 2020 with 180 winning bidders for a 10-year support amount of $9.23 billion to serve over 5 million locations. The remaining $11 billion will be distributed via a second auction to be held at a later date when more accurate broadband availability data becomes available. Cincinnati Bell was a winning bidder for $26.9 million of support over the 10-year period to reach 11,131 locations in Hawaii, Indiana, Kentucky and Ohio. Cincinnati Bell assigned the Hawaii winning bids ($24.3 million for 8,049 locations) to Hawaiian Telcom and the Indiana, Kentucky and Ohio winning bids ($2.6 million for 3,082 locations) to Cincinnati Bell Telephone. The funding is being distributed in monthly installments over a 10-year period concluding in 2029 with buildout milestones beginning in 2024.

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

The IIJA replaced the COVID-19 Emergency Broadband Benefits ("EBB") with a longer term low-income broadband assistance program called the Affordable Connectivity Program (“ACP”) effective December 31, 2021. Congress appropriated $14.2 billion for the ACP and consumers were transitioned from the EBB program during the first quarter of 2022. Under the ACP, participating providers must make all of their broadband plans available to qualifying consumers and cannot reject a consumer due to unpaid balances the consumer may have with the provider. Because the ACP will be available on all broadband offerings and the IIJA requires more specific measures to increase awareness of the availability of the program, participation rates have increased significantly relative to the EBB program. Both Cincinnati Bell Telephone and Hawaiian Telcom are participating in the ACP. ACP rules required the Company to stop accepting new enrollments in February 2024 because Congress had not agreed to extend the program which is scheduled to run out of funding by April 2024.

Broadband Consumer Labels: The IIJA contained a requirement for broadband internet access service providers to display consumer labels for stand-alone broadband Internet service plans that discloses information to consumers regarding the broadband Internet service plans available to them. The labels must contain information about offered speed, price, contract requirements, expected download/upload speed, latency, etc. On April 10, 2024, the rules go into effect to have consumer labels available at points of sale for all standalone broadband Internet service plans. On October 10, 2024, the requirement to have labels for all available service plans in a machine-readable format online, and having the label available in consumer online accounts goes into effect. altafiber and Hawaiian Telcom have been working towards making these labels a reality, and compliant broadband consumer labels will be in place by the effective date(s).

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

Broadband Internet Access/Net Neutrality

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

Robocalls

During 2019, the FCC took several steps to mitigate the impact of illegal robocalls and spoofed calls on consumers and businesses, including the Chairman calling on the largest voice service providers to “voluntarily” adopt the secure telephone identity revisited signature-based handling of asserted information using tokens (“STIR/SHAKEN”) call authentication standards developed by the Alliance for Telecommunications Industry Standards (“ATIS”). In addition, in December 2019, Congress passed and President Trump signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (“Pallone-Thune TRACED Act”). Under the Pallone-Thune Traced Act, voice service providers must implement the STIR/SHAKEN framework in their IP networks and take reasonable measures to implement an effective call authentication framework in their non-IP networks. Beginning in 2020, the FCC adopted several Orders to implement the provisions of the Pallone-Thune TRACED Act that require voice service providers to take proactive steps to mitigate the origination of illegal robocalls from their networks. The Company continues to take all steps necessary to comply with the new requirements.

State – On April 4, 2023 altafiber successfully filed with the Public Utilities Commission of Ohio (“PUCO”) a request for exemption of Ohio Revised Code (“ORC”) Section 4927.12 requirements, per Section 4927.123. All of altafiber’s Ohio exchanges have been determined to qualify for alternative regulation of basic local exchange service (“BLES”) by the Public Utilities Commission of Ohio and therefore removes the annual $2 price cap increase of basic local exchange service.

In Hawaii, the legislature and the Hawaii Public Utilities Commission (“HPUC”) have taken steps over the last decade to reduce rate regulation of some of the services of the Company’s Hawaiian Telcom subsidiaries.

Form 10-K Part II	Cincinnati Bell Inc.

In 2009 and 2010, the Hawaii State Legislature required the HPUC to treat all intrastate retail telecommunications services, including intrastate toll (i.e., inter island), central exchange (“Centrex”), most residential and business local exchange services, integrated service digital network (“ISDN”) private lines and special assemblies, and directory assistance, as “fully competitive” under the HPUC’s rules with certain qualifications. As a result, HPUC approval and cost support filings were no longer required to establish or reduce rates or to bundle service offerings; however, all service offerings were required to be priced above the service’s long run incremental cost and HPUC retained the ability to suspend and investigate any offering. In 2012, the Hawaii State Legislature passed legislation that gave Hawaiian Telcom pricing flexibility to increase tariffed intrastate rates for any retail telecommunications service without approval from the HPUC, with the exception of basic exchange service (i.e., single line residential and single line business services).

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

Cable Franchises – Ohio, Kentucky and Indiana - The states of Ohio and Indiana permit statewide video service authorization. The Company is now authorized by Ohio and Indiana to provide service in its self-described territory with only 10-day notification to the local government entity and other providers. The authorization can be amended to include additional territories upon notification to the state. A franchise agreement with each local franchising authority is required in Kentucky. The Company has agreements with fifty-three franchising authorities in Kentucky.

Hawaii - In Hawaii, cable franchises must be approved by the Hawaii Department of Commerce and Consumer Affairs (“DCCA”). Since 2011, the Company’s Hawaiian Telcom Services Company, Inc. (“HTSC”) subsidiary has held a cable franchise authorizing it to provide video services throughout the island of Oahu. In late 2023, HTSC applied for cable franchises for the island of Kauai and the counties of Hawaii and Maui. The applications are currently being reviewed by the DCCA.

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

Form 10-K Part II	Cincinnati Bell Inc.

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
•
damaging wildfires occurring on the Hawaiian islands of Maui and Hawaii have caused damage to our infrastructure and adversely affected, and could continue to adversely affect, our operations;
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
•
the Company depends on its revolving credit facility and receivables facilities to provide for its short-term financing requirements in excess of amounts generated by operations, and the availability of those funds may be reduced or limited;
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
•
the Company has been named in litigation associated with the wildfires occurring on the Hawaiian island of Maui, which has resulted in the Company paying significant amounts in legal expenses and could require the payment of damages or settlements;
•
changes in tax laws and regulations, and actions by federal, state and local taxing authorities related to the interpretation and application of such tax laws and regulations, could have a negative impact on the Company's financial results and cash flows;
•
The regulation of the Company’s businesses by federal and state authorities may, among other things, place the Company at a competitive disadvantage, restrict our ability to price our products and services competitively, participate in new regulatory programs and threaten our operating licenses;

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
•
The Divestiture is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all; and
•
The Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the Divestiture.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Term B-1 Loans, Term B-2 Loans, Term B-3 Loans, Revolving Credit Facility due 2026, Network Receivables Facility, CBTS Receivables Facility, Paniolo fiber assets financing arrangement and Digital Access Ohio Advance, as well as changes in current rates compared to that of its fixed rate debt. Borrowings under the Credit Agreement, Network Receivables Facility and CBTS Receivables Facility use the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York as the benchmark for establishing the rate of interest. In the third quarter of 2023, the Paniolo fiber assets financing arrangement was amended to replace the use of LIBOR with SOFR. Borrowings under the Digital Access Ohio Advance use the long term applicable federal rate.

The Company's management periodically employs derivative and other financial instruments to manage exposure to interest rate risk and variable cash flows. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $87.9 million principal amount of fixed-rate debt outstanding as of December 31, 2023, excluding debt with a variable rate that is effectively fixed by non-designated interest rate contracts. The estimated aggregate fair market value of this debt was $75.7 million as of December 31, 2023. At December 31, 2023, the weighted average interest rate on fixed-rate debt was 6.3%.

At December 31, 2023, $775.0 million of our variable-rate debt was subject to non-designated floating-to-fixed interest rate swaps and $375.0 million of our variable-rate debt was subject to non-designated interest rate cap agreements. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2023 would increase by $18.7 million or decrease by $19.5 million. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the caps at December 31, 2023 would increase by $6.6 million or decrease by $5.8 million.

At December 31, 2023, the Company had variable-rate borrowings of $1,752.7 million. The estimated aggregate fair market value of this debt was $1,739.4 million as of December 31, 2023. At December 31, 2023, the weighted average interest rate on this variable-rate debt was 7.8%. A hypothetical increase or decrease of 100 basis to the market interest rates associated with this variable-rate debt would result in our annual interest expense increasing or decreasing by $18.0 million.

In January 2024, the Company entered into a forward starting non-amortizing interest rate swap to convert variable rate debt to fixed rate debt. The interest rate swap has a notional amount of $200.0 million resulting in interest payments based on an average fixed rate per swap of 4.3030%, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swap expires in July 2025.

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

Form 10-K Part II	Cincinnati Bell Inc.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements	Page

Consolidated Financial Statements:

Management’s Report on Internal Control over Financial Reporting	66

Reports of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP - PCAOB ID #238)	67

Consolidated Balance Sheets	70

Consolidated Statements of Operations	71

Consolidated Statements of Comprehensive Income (Loss)	72

Consolidated Statements of Equity (Deficit)	73

Consolidated Statements of Cash Flows	74

Notes to Consolidated Financial Statements	75

Financial Statement Schedule:

For the year ended December 31, 2023, the year ended December 31, 2022, the periods January 1, 2021 through September 7, 2021 and September 8, 2021 through December 31, 2021:

II — Valuation and Qualifying Accounts	154

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

March 25, 2024

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity (deficit) and of cash flows for the years ended December 31, 2023 and 2022, and for the period from September 8, 2021 to December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2023 and 2022, and for the period from September 8, 2021 to December 31, 2021 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and for the period from September 8, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment - Network Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $721.0 million as of December 31, 2023 and the goodwill associated with the Network segment was $542.6 million. The Network reporting unit goodwill represents a majority of the Network segment goodwill. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is based on a combination of valuation methods, including both income-based and market-based methods. The income approach relies on management’s estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumption, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

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

March 25, 2024

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

May 19, 2022

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$9.1	$9.4
Receivables, less allowances of $17.7 and $12.0	495.0	447.8
Inventory, materials and supplies	107.4	103.4
Prepaid expenses	53.3	45.7
Other current assets	32.1	25.7
Total current assets	696.9	632.0
Property, plant and equipment, net	2,459.1	2,116.8
Operating lease right-of-use assets	78.3	73.1
Goodwill	721.0	723.5
Intangible assets, net	715.9	829.1
Deferred income tax assets	2.8	2.2
Other noncurrent assets	78.0	58.9
Total assets	$4,752.0	$4,435.6
Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt	$27.1	$45.0
Accounts payable	453.8	492.5
Unearned revenue and customer deposits	72.0	81.6
Accrued taxes	13.2	14.5
Accrued interest	3.6	2.0
Accrued payroll and benefits	51.5	52.5
Other current liabilities	62.8	47.8
Total current liabilities	684.0	735.9
Long-term debt, less current portion	1,836.4	1,656.0
Operating lease liabilities	72.0	66.1
Pension and postretirement benefit obligations	127.9	138.9
Pole license agreement obligation	40.8	43.6
Deferred income tax liabilities	54.2	98.2
Other noncurrent liabilities	143.2	119.4
Total liabilities	2,958.5	2,858.1
Shareowners' equity
Additional paid-in capital	2,116.1	1,716.1
Accumulated deficit	(350.8)	(158.1)
Accumulated other comprehensive income	28.2	19.5
Total shareowners' equity	1,793.5	1,577.5
Total liabilities and shareowners' equity	$4,752.0	$4,435.6

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Revenue	$1,817.3	$1,796.0	$554.4	$1,138.7
Costs and expenses
Cost of services and products, excluding items below	1,008.3	987.8	302.1	619.5
Selling, general and administrative, excluding items below	425.4	392.4	115.4	243.4
Depreciation and amortization	449.6	497.1	144.6	194.9
Loss on impairment of long-lived assets	—	2.7	—	—
Restructuring and severance related charges	13.8	2.0	0.6	1.2
Transaction and integration costs	2.9	11.3	0.8	54.8
Gain on sale of assets, net	—	—	—	(2.8)
Total operating costs and expenses	1,900.0	1,893.3	563.5	1,111.0
Operating (loss) income	(82.7)	(97.3)	(9.1)	27.7
Interest expense	161.2	90.1	28.3	89.1
Other components of pension and postretirement benefit plans expense (benefit)	0.7	(7.8)	(4.7)	6.4
Loss on extinguishment of debt, net	—	—	2.1	10.7
Other (income) expense, net	(17.6)	(13.6)	(0.3)	19.7
Loss before income taxes	(227.0)	(166.0)	(34.5)	(98.2)
Income tax benefit	(34.3)	(35.1)	(7.3)	(16.9)
Net loss	(192.7)	(130.9)	(27.2)	(81.3)
Preferred stock dividends	—	—	—	7.6
Net loss applicable to common shareowners	$(192.7)	$(130.9)	$(27.2)	$(88.9)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Net loss	$(192.7)	$(130.9)	$(27.2)	$(81.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.6	(6.2)	(1.4)	1.2
Cash flow hedges:
Unrealized loss on cash flow hedges arising during the period, net of tax of $0.0	—	—	—	(0.1)
Reclassification adjustment for net losses included in net income, net of tax of $5.8	—	—	—	19.7
Defined benefit plans:
Net gain arising from remeasurement during the period, net of tax of $0.7, $7.8, $0.8, $1.8	10.5	25.1	2.6	6.0
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.4)	(0.6)	—	—	(1.3)
Amortization of net actuarial (gain) loss included in net income, net of tax of ($1.2), ($0.2), $3.6	(3.8)	(0.6)	—	12.0
Total other comprehensive income, net of tax	8.7	18.3	1.2	37.5
Total comprehensive loss	$(184.0)	$(112.6)	$(26.0)	$(43.8)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

	6 3/4% Cumulative						Accumulated
	Convertible				Additional		Other
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive
Successor	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at September 8, 2021	—	$—	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(27.2)	—	(27.2)
Other comprehensive income	—	—	—	—	—	—	1.2	1.2
Capital contributions by Red Fiber Parent LLC	—	—	—	—	1,716.1	—	—	1,716.1
Balance at December 31, 2021	—	—	—	—	1,716.1	(27.2)	1.2	1,690.1
Net loss	—	—	—	—	—	(130.9)	—	(130.9)
Other comprehensive income	—	—	—	—	—	—	18.3	18.3
Balance at December 31, 2022	—	—	—	—	1,716.1	(158.1)	19.5	1,577.5
Net loss	—	—	—	—	—	(192.7)	—	(192.7)
Other comprehensive income	—	—	—	—	—	—	8.7	8.7
Capital contributions by Red Fiber Parent LLC	—	—	—	—	400.0	—	—	400.0
Balance at December 31, 2023	—	$—	—	$—	$2,116.1	$(350.8)	$28.2	$1,793.5

Predecessor
Balance at December 31, 2020	3.1	$129.4	50.7	$0.5	$2,670.3	$(2,831.6)	$(159.7)	$(191.1)
Net loss	—	—	—	—	—	(81.3)	—	(81.3)
Other comprehensive income	—	—	—	—	—	—	37.5	37.5
Shares issued under employee plans	—	—	0.2	—	—	—	—	—
Shares purchased under employee plans and other	—	—	—	—	(2.0)	—	—	(2.0)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Equity-based award modification	—	—	—	—	(10.2)	—	—	(10.2)
Dividends on preferred stock	—	—	—	—	(7.6)	—	—	(7.6)
Balance at September 7, 2021	3.1	$129.4	50.9	$0.5	$2,654.8	$(2,912.9)	$(122.2)	$(250.4)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Cash flows from operating activities
Net loss	$(192.7)	$(130.9)	$(27.2)	$(81.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	449.6	497.1	144.6	194.9
Loss on impairment of long-lived assets	—	2.7	—	—
Loss on extinguishment of debt	—	—	2.1	10.7
Provision for loss on receivables	9.1	8.4	3.6	2.1
Unrealized loss (gain) on interest rate swaps	4.4	(13.7)	—	—
Noncash portion of interest expense (income)	7.5	5.4	(0.5)	4.0
Deferred income taxes	(40.6)	(42.3)	(8.6)	(21.1)
Pension and other postretirement payments in excess of expense	(7.7)	(16.1)	(7.6)	(0.2)
Stock-based compensation	—	—	—	4.3
Other, net	(2.4)	(1.3)	(0.1)	(5.2)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(54.5)	(9.1)	(138.8)	51.1
Increase in inventory, materials, supplies, prepaid expenses and other current assets	(14.6)	(48.1)	(11.8)	(29.4)
(Decrease) increase in accounts payable	(54.7)	69.2	25.6	49.1
Increase (decrease) in accrued and other current liabilities	2.7	(1.4)	(19.5)	2.8
(Increase) decrease in other noncurrent assets	(5.1)	(5.2)	(8.4)	2.1
Increase in other noncurrent liabilities	5.0	7.3	21.6	8.8
Net cash provided by (used in) operating activities	106.0	322.0	(25.0)	192.7
Cash flows from investing activities
Capital expenditures	(641.4)	(482.8)	(127.0)	(165.2)
Acquisition of businesses, net of cash acquired	(3.2)	(65.5)	(1,620.7)	—
Purchase of indefinite-lived intangibles	—	(6.8)	—	—
Acquisition of fiber assets	(8.6)	—	(1.7)	(50.5)
Proceeds from sale of assets	—	2.3	—	9.1
Other, net	(1.0)	(0.9)	0.8	(0.1)
Net cash used in investing activities	(654.2)	(553.7)	(1,748.6)	(206.7)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	400.0	—	1,716.1	—
Proceeds from issuance of long-term debt	211.4	2.7	1,145.0	23.0
Net (decrease) increase in corporate credit facility with initial maturities less than 90 days	(70.5)	223.0	—	7.0
Proceeds from borrowings on receivables facilities	1,706.5	1,150.8	467.5	695.4
Payments on receivables facilities	(1,647.8)	(1,116.9)	(497.7)	(693.4)
Repayment of debt	(47.8)	(20.3)	(1,004.2)	(13.4)
Debt issuance costs	(4.0)	(0.7)	(55.9)	(0.8)
Dividends paid on preferred stock	—	—	(2.4)	(7.8)
Other, net	—	—	—	(2.0)
Net cash provided by financing activities	547.8	238.6	1,768.4	8.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)	0.1	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(0.4)	6.8	(5.1)	(6.0)
Cash, cash equivalents and restricted cash at beginning of period	12.9	6.1	11.2	17.2
Cash, cash equivalents and restricted cash at end of period	$12.5	$12.9	$6.1	$11.2

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2023, we operate our business through the following segments: Network and IT Services and Hardware.

The Company has approximately 5,300 employees as of December 31, 2023. Approximately 23% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2026 and third quarter of 2028, respectively.

In August 2023, Parent committed to make capital contributions of $600.0 million to the Company, of which $400.0 million was received by the Company in the third quarter of 2023 and recorded to "Additional paid-in capital" on the Consolidated Balance Sheets and $200.0 million will be received in the fourth quarter of 2024. The capital contribution received in the third quarter of 2023 was used to repay borrowings on the Company's Revolving Credit Facility due 2026, fund capital expenditures, and fund working capital.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the years ended December 31, 2023 and 2022, results of operations of DAO were nominal.

Funding of DAO is provided in the form of cash contributions, debt issuance and grants that include a free standing warrant that allows the holder of the warrant at its option to convert the warrant into a class A-2 share of DAO at any time during the period commencing on the 2nd anniversary of the funding agreement and ending on the 10th anniversary of the funding agreement date. The Company has recorded the fair value associated with the warrant to "Other noncurrent liabilities" on the Consolidated Balance Sheets. The Company will continue to assess whether it has a controlling financial interest and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2023 consists of funds held by DAO. Restricted cash as of December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds held by DAO. Restricted cash as of December 31, 2021 consists of funds held in an escrow account related to a cost method investment. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets follows:

(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$9.1	$9.4	$5.6
Restricted cash included in Other noncurrent assets	3.4	3.5	0.5
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$12.5	$12.9	$6.1

Form 10-K Part II	Cincinnati Bell Inc.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. The Company has receivables with one customer, Verizon Communications Inc., which make up 23% and 21% of the outstanding accounts receivable balance at December 31, 2023 and 2022, respectively. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2023 and 2022, unbilled receivables totaled $78.8 million and $66.9 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for credit losses in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced. As of the Merger Date, the Company measured their receivables at fair value in accordance with ASC 805.

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

In the first quarter of 2023, the Company executed certain amendments (the "Amendments") to the Receivables Facility to, among other things, separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. The Amendments also moved the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility.

Sales of accounts receivable are reflected as a reduction of "Receivables, less allowances" in the Consolidated Balance Sheets as they meet the applicable criteria in ASC 860, "Transfers and Servicing." The fees recorded in relation to such sales of accounts receivable were $0.9 million and $1.8 million in 2023 and 2022, respectively, and are included in "Selling, general, and administrative" in the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the outstanding balance of receivables sold under the terms of the factoring agreement was $3.5 million and $56.8 million, respectively. See Note 7 for further information related to the Network Receivables Facility and the CBTS Receivables Facility.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is allocated at the business segment level. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. For the year ended in 2023, to calculate fair value of the reporting units, management used a combination of methods, including both income-based and market-based methods. The income approach relies on estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumptions, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. No impairment losses were recognized in goodwill for the years ended in 2023 and 2022, and the Successor and Predecessor periods in 2021.

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum and other perpetual licenses represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment losses were recognized on indefinite-lived intangible assets for the years ended December 31, 2023 and 2022, and the Successor and Predecessor periods in 2021.

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. No impairment losses were recognized on long-lived assets for the year ended December 31, 2023 and the Successor and Predecessor periods in 2021. For the year ended December 31, 2022, the Company recorded a loss on impairment of long-lived assets of $2.7 million related to the impairment of leasehold improvements at the Company’s headquarters. In addition, amortization of the remaining leasehold improvements at the Company’s headquarters was accelerated to reflect the update to management’s estimate of the remaining useful life.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The carrying value of these investments was $10.0 million and $8.0 million as of December 31, 2023 and 2022, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed at least annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable. If indicators are present then an analysis is performed to determine if carrying value exceeds the estimated fair value. No impairment losses were recognized for cost method investments for the year ended December 31, 2023 and the Successor and Predecessor periods in 2021. A nominal impairment was recognized for the cost method investments for the year ended December 31, 2022.

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

Revenue derived from foreign operations was approximately 7% of consolidated revenue in both 2023 and 2022. Revenue derived from foreign operations was approximately 6% of consolidated revenue for both the Successor period and the Predecessor period included within 2021.

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

Form 10-K Part II	Cincinnati Bell Inc.

Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $26.7 million and $25.1 million for the years ended 2023 and 2022, respectively, and $7.1 million and $12.8 million for the Successor and Predecessor periods in 2021, respectively.

Legal Expenses and Contingencies — In the normal course of business, the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals and contingencies are recorded once determined to be both probable and estimable.

Income, Operating, and Regulatory Taxes

Income taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various foreign, state and local jurisdictions. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred income taxes are provided for temporary differences between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered to be more likely than not. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon the ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue totaled $34.0 million and $32.9 million for the years ended December 31, 2023 and 2022, respectively, and $13.2 million and $27.2 million in the Successor and Predecessor periods in 2021, respectively. The amounts recorded as expense totaled $38.0 million and $36.9 million for the years ended December 31, 2023 and 2022, respectively, and $13.7 million and $32.1 million in the Successor and Predecessor periods in 2021, respectively. We record all other federal taxes collected from customers on a net basis.

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

In connection with the consummation of the Merger, certain previously granted stock-based awards vested on the Closing Date per the terms of the change of control clauses in each plan and were paid at the share purchase price of $15.50. As a result, the following awards vested and were paid on the date of acquisition: (i) time-based restricted stock units and performance-based stock units associated with the 2019 – 2021 long-term incentive plan granted under the 2017 Long-Term Incentive Plan; (ii) time-based restricted stock units granted to non-employee directors in 2020 under the 2017 Stock Plan for Non-Employee Directors; and (iii) time-based restricted stock units granted under the Hawaiian Telcom 2010 Equity Incentive Plan in the first quarter of 2018 which the Company assumed responsibility for the eventual payout upon the acquisition of Hawaiian Telcom. Due to the accelerated vesting and cash payment of these awards, the Company recorded additional compensation expense of $9.3 million to “Selling, general and administrative” expense in the Predecessor period of 2021 on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, there are no outstanding awards granted under the 2017 Long-Term Incentive Plan, 2017 Stock Plan for Non-Employee Directors and Hawaiian Telcom 2010 Equity Incentive Plan.

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

2.
Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within Income Taxes (740), and clarifies certain aspects of the current guidance to promote consistency among reporting entities, and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the standard effective January 1, 2021. The Company has evaluated the amendments that must be applied on a retrospective or modified retrospective basis and concluded that no adjustments are necessary. The Company has applied all other amendments on a prospective basis, and the changes did not have a material effect on its consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments within ASU 2023-07 are required to be applied on a retrospective basis. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires reporting entities to disclose disaggregated information about the entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, although early adoption is permitted. The amendments in this ASU will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.
Revenue

The Network segment provides products and services to both consumer and enterprise customers that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. The products and services within these three categories can be further categorized as either Data, Voice, Video or Other. Fioptics and Legacy revenue include both consumer and commercial customers. Enterprise Fiber revenue includes ethernet and dedicated internet access services that are provided to enterprise customers. Enterprise Fiber also includes revenue associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system, which was acquired in conjunction with the acquisition of Hawaiian Telcom in the third quarter of 2018, and connects Indonesia, the Philippines, Guam, Hawaii and the mainland United States. Subsequent to the Company's acquisitions of Agile and OTT, services provided by Agile and OTT are also included in Enterprise Fiber.

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

As of December 31, 2023, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $192.5 million. Approximately 50% of this revenue is related to an IRU contract entered into in the Predecessor period of 2021 to provide dedicated fiber routes for a period of 20 years (see Note 9). Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing IRU contracts is as follows:

(dollars in millions)
2024	$21.4
2025	21.1
2026	21.7
2027	21.8
2028	9.5
Thereafter	97.0

Form 10-K Part II	Cincinnati Bell Inc.

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

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Voice, Video and Data product offerings in the Network segment in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Cloud and Communications services in the IT Services and Hardware segment that require us to incur installation and provisioning expenses. The asset recognized for Cloud and Communications services is amortized over the average contract life. Churn rates and average contract life are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

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

The following table presents the activity for the Company’s contract assets:

	Successor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of September 8, 2021 (remeasured upon Merger)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions	0.7	0.8	1.5	3.5	0.4	3.9	4.2	1.2	5.4
Amortization	—	(0.1)	(0.1)	(0.2)	(0.1)	(0.3)	(0.2)	(0.2)	(0.4)
Balance as of December 31, 2021	0.7	0.7	1.4	3.3	0.3	3.6	4.0	1.0	5.0
Additions	2.2	2.6	4.8	11.3	1.6	12.9	13.5	4.2	17.7
Amortization	(0.4)	(0.6)	(1.0)	(2.6)	(0.9)	(3.5)	(3.0)	(1.5)	(4.5)
Balance as of December 31, 2022	2.5	2.7	5.2	12.0	1.0	13.0	14.5	3.7	18.2
Additions	2.2	2.0	4.2	11.8	1.1	12.9	14.0	3.1	17.1
Amortization	(0.8)	(1.4)	(2.2)	(5.5)	(0.8)	(6.3)	(6.3)	(2.2)	(8.5)
Balance as of December 31, 2023	$3.9	$3.3	$7.2	$18.3	$1.3	$19.6	$22.2	$4.6	$26.8

	Predecessor
	Fulfillment Costs			Cost of Acquisition			Total Contract Assets
		IT Services			IT Services			IT Services
		and	Total		and	Total		and	Total
(dollars in millions)	Network	Hardware	Company	Network	Hardware	Company	Network	Hardware	Company
Balance as of December 31, 2020	$3.5	$3.9	$7.4	$15.8	$3.6	$19.4	$19.3	$7.5	$26.8
Additions	2.5	2.6	5.1	7.2	0.4	7.6	9.7	3.0	12.7
Amortization	(5.2)	(1.9)	(7.1)	(6.7)	(1.1)	(7.8)	(11.9)	(3.0)	(14.9)
Balance as of September 7, 2021	$0.8	$4.6	$5.4	$16.3	$2.9	$19.2	$17.1	$7.5	$24.6

Fulfillment costs and costs of acquisition were remeasured in the Successor period of 2021 in accordance with ASC 805.

The Company recognizes a liability for cash received up-front for IRU contracts. At December 31, 2023 and 2022, $4.1 million and $3.2 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2023 and 2022, $79.5 million and $74.2 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Form 10-K Part II	Cincinnati Bell Inc.

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Data	$557.1	$523.3	$156.2	$334.6
Video	193.7	193.6	60.4	131.8
Voice	218.6	230.8	76.4	177.3
Other	33.5	46.6	10.8	20.5
Total Network	1,002.9	994.3	303.8	664.2
Consulting	342.0	339.4	105.5	193.6
Cloud	118.5	101.7	31.9	66.4
Communications	224.2	222.3	68.5	149.1
Infrastructure Solutions	154.0	164.5	53.4	83.3
Total IT Services and Hardware	838.7	827.9	259.3	492.4
Intersegment revenue	(24.3)	(26.2)	(8.7)	(17.9)
Total revenue	$1,817.3	$1,796.0	$554.4	$1,138.7

The following table presents revenues disaggregated by contract type:

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Network
Products and services transferred at a point in time	$26.3	$27.3	$8.0	$15.8
Products and services transferred over time	960.2	947.7	289.3	635.3
Intersegment revenue	16.4	19.3	6.5	13.1
Total Network	1,002.9	994.3	303.8	664.2
IT Services and Hardware
Products and services transferred at a point in time	175.4	167.2	59.4	90.1
Products and services transferred over time	655.4	653.8	197.7	397.5
Intersegment revenue	7.9	6.9	2.2	4.8
Total IT Services and Hardware	838.7	827.9	259.3	492.4
Total Revenue
Total products and services transferred at a point in time	201.7	194.5	67.4	105.9
Total products and services transferred over time	1,615.6	1,601.5	487.0	1,032.8
Total revenue	$1,817.3	$1,796.0	$554.4	$1,138.7

Form 10-K Part II	Cincinnati Bell Inc.

4.
Mergers and Acquisitions

Acquisition of Bridgewired Fiber Assets

In the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million, consisting of $5.9 million in cash and $0.8 million in contingent consideration. The Company accounted for the Bridgewired fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Consolidated Balance Sheets.

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

The valuation of the assets acquired and liabilities assumed is based on estimated fair values at the OTT Acquisition Date and recorded to the Network segment. The Company considers the allocation and fair value estimates of property, plant and equipment, goodwill, other assets and other liabilities to be preliminary in nature as of December 31, 2023. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the OTT Acquisition Date while the measurement period remains open. Measurement period adjustments related to the acquisition of OTT will be applied retrospectively to the OTT Acquisition Date.

In connection with this acquisition, the Company recorded goodwill of $1.1 million attributable to an acquired workforce with industry expertise in addition to other expected synergies with Agile. The amount of goodwill related to this acquisition is deductible for income tax purposes.

Acquisition of Lawrenceburg Fiber Assets

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million consisting of $2.7 million in cash and $0.3 million in contingent consideration. The Company accounted for the Lawrenceburg fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Consolidated Balance Sheets.

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

The purchase price was funded through borrowings under the Company's former Receivables Facility and the Revolving Credit Facility due 2026 (see Note 7).

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

Form 10-K Part II	Cincinnati Bell Inc.

The Company incurred $0.3 million and $2.1 million in acquisition expenses related to the Agile acquisition in 2023 and 2022, respectively. No expenses related to the Agile acquisition were recorded in the Predecessor period in 2021 or the Successor period in 2021. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

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

In the second quarter of 2023, the Company recorded a measurement period adjustment to reflect the tax impact on the fair value of property, plant and equipment and intangible assets acquired which resulted in a decrease to "Deferred income tax liability" and to "Goodwill" of $4.4 million. In the fourth quarter of 2022, a measurement period adjustment was recorded to reflect the tax impact on the estimated fair value of property, plant and equipment and intangible assets acquired which resulted in an increase to “Deferred income tax liability” and to “Goodwill” of $4.4 million. In addition, the Company recorded a measurement period adjustment considered to be immaterial in nature which impacted "Receivables and other current assets" and "Goodwill" in the fourth quarter of 2022. During the third quarter of 2022, the Company recorded measurement period adjustments for Agile to reflect refinements in fair value estimates in addition to a working capital adjustment of $0.4 million that increased the purchase price to $65.5 million. Most significant adjustments recorded were related to the acquired operating leases included in "Operating lease right-of-use assets” and "Operating lease liabilities,” deferred tax liabilities included in “Other noncurrent liabilities” and “Intangible assets.” The offset to these adjustments were recorded as a net decrease to “Goodwill.” Measurement period adjustments related to the acquisition of Agile were applied retrospectively to the Agile Acquisition Date.

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

Form 10-K Part II	Cincinnati Bell Inc.

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company's Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were subsequently delisted from the NYSE.

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

Transaction costs were expensed as incurred and recorded to “Transaction and integration costs” on the Consolidated Statements of Operations. No transaction costs associated with the Merger Agreement were recorded in 2023. Cincinnati Bell Inc. incurred transaction costs associated with the Merger Agreement of $1.2 million in 2022, and $0.8 million and $54.6 million in the Successor and Predecessor periods of 2021, respectively. Transaction costs of $44.0 million that were paid on the Merger Date were recorded in the Predecessor period of 2021 and included as an assumed liability. Additionally, $2.9 million of severance associated with a change of control clause in an employee’s contract was recorded in the Predecessor period of 2021 with the final payments completed in 2022. Transaction-related bonuses of $5.3 million were also recorded in the Predecessor period of 2021 but due to timing of payroll, were paid prior to the Merger Date.

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

The aggregate purchase price paid upon closing of the Paniolo Acquisition after transactional costs was $52.3 million, consisting of $29.3 million in cash and $23.0 million in committed purchase money financing. The assets are recorded as network equipment and buildings in “Property, plant and equipment, net” on the Consolidated Balance Sheets. As of December 31, 2023, $0.5 million and $21.4 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Consolidated Balance Sheets. As of December 31, 2022, $0.5 million and $21.8 million of the committed purchase money financing was recorded in “Current portion of long-term debt” and “Long-term debt, less current portion,” respectively, on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

5.
Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2023	2022	Lives (Years)
Land and rights-of-way	$133.5	$132.8	20 – Indefinite
Buildings and leasehold improvements	223.1	201.3	5 – 40
Network equipment	2,516.1	1,970.5	2 – 50
Office software, furniture, fixtures and vehicles	175.3	135.2	2 – 14
Construction in process	152.1	112.2	n/a
Gross value	3,200.1	2,552.0
Accumulated depreciation	(741.0)	(435.2)
Property, plant and equipment, net	$2,459.1	$2,116.8

In 2022, the Company identified an error in depreciation expense primarily related to capitalized office software costs resulting in the overstatement of depreciation expense. The Company recorded an after-tax adjustment of $10.5 million, of which $4.0 million related to the 2021 successor period. The impact of the out of period correction is immaterial to the 2022 annual and 2021 successor period consolidated financial statements.

Depreciation expense on PP&E, including assets accounted for as finance leases, totaled $334.9 million in 2023, $375.7 million in 2022, and $103.2 million and $185.0 million in the Successor and Predecessor periods of 2021, respectively. The portion of depreciation expense associated with cost of providing services was 88% and 91% in 2023 and 2022, respectively, and 84% and 85% for the Successor and Predecessor periods of 2021, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 2 and 50 years, the majority of which fall within the range of 7 to 22 years.

No asset impairment losses were recognized on PP&E in the year ended December 31, 2023 and the Successor and Predecessor periods in 2021. The Company recorded a loss on impairment of long-lived assets of $2.7 million in the third quarter of 2022 related to the impairment of leasehold improvements at the Company’s headquarters.

Form 10-K Part II	Cincinnati Bell Inc.

6.
Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	IT Services and Hardware	Network	Total Company
Goodwill, balance as of December 31, 2021	$157.4	$488.9	$646.3
Activity during the year:
Adjustments to prior year Merger	2.5	2.2	4.7
Acquisition of Agile	—	39.4	39.4
Adjustments to postretirement and other benefit obligations (Note 11)	19.6	15.4	35.0
Currency translations	(1.9)	—	(1.9)
Goodwill, balance as of December 31, 2022	177.6	545.9	723.5
Activity during the year:
Adjustments to prior year acquisition of Agile	—	(4.4)	(4.4)
Acquisition of OTT	—	1.1	1.1
Currency translations	0.8	—	0.8
Goodwill, balance as of December 31, 2023	$178.4	$542.6	$721.0

During 2023, goodwill in the Network segment decreased by $4.4 million due to an adjustment made to the prior year acquisition of Agile and increased by $1.1 million due to the acquisition of OTT. See Note 4 for further information related to the Agile and OTT acquisitions.

No impairment losses were recognized in goodwill for the years ended December 31, 2023 and 2022, and the Successor and Predecessor periods in 2021. During the annual review performed in the fourth quarter of 2023, we completed a Step 1 or Quantitative assessment and determined that the fair value of our reporting units exceeded their carrying amounts for the IT Services and Hardware and Network reporting units, including goodwill and, therefore, goodwill was not impaired. A Step 0 or qualitative assessment was performed for the goodwill associated with the Agile Reporting unit.

Form 10-K Part II	Cincinnati Bell Inc.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2023			December 31, 2022
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$863.5	$(239.3)	$624.2	$862.1	$(140.7)	$721.4
Trade names	109.8	(36.2)	73.6	109.5	(20.5)	89.0
Technology	6.1	(1.9)	4.2	6.0	(1.0)	5.0
Total	979.4	(277.4)	702.0	977.6	(162.2)	815.4
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.1	—	7.1	6.9	—	6.9
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$993.3	$(277.4)	$715.9	$991.3	$(162.2)	$829.1

As a result of the acquisition of OTT, the Company recorded a nominal finite-lived intangible asset representing the preliminary fair value at the OTT Acquisition Date. Due to the acquisition of Agile, the Company recorded $19.4 million of finite-lived intangible assets representing the fair values at the Agile Acquisition Date. See Note 4 for additional information regarding the acquisitions of OTT and Agile. The change in gross carrying amounts for finite-lived intangible assets is also due to foreign currency translation on finite-lived intangible assets denominated in foreign currency. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

During the fourth quarter of 2022, the Company purchased perpetual licenses for a block of IP addresses to be used as the Company continues to extend our fiber network and add internet subscribers.

The amortization expense for finite-lived intangible assets was $114.7 million in 2023, $121.4 million in 2022, and $41.4 million and $9.9 million in the Successor and Predecessor periods in 2021, respectively. In addition to amortization expense, the changes in definite-lived intangible assets from December 31, 2022 to December 31, 2023 are due to foreign currency translation. No impairment losses were recognized on intangible assets for the years ended December 31, 2023 and 2022, and the Successor and Predecessor periods in 2021.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2024	$105.6
2025	93.8
2026	86.6
2027	79.4
2028	72.0
Thereafter	264.6
Total	$702.0

Form 10-K Part II	Cincinnati Bell Inc.

7.
Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,	December 31,
(dollars in millions)	2023	2022
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Credit Agreement - Term B-3 Loans	2.0	—
7 1/4% Notes due 2023(1)	—	22.8
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Other financing arrangements	0.2	0.3
Finance lease liabilities	12.9	9.9
Current portion of long-term debt	27.1	45.0
Long-term debt, less current portion:
Receivables Facility	—	186.9
Network Receivables Facility	36.1	—
CBTS Receivables Facility	209.9	—
Credit Agreement - Revolving Credit Facility	152.5	223.0
Credit Agreement - Term B-1 Loans	485.0	490.0
Credit Agreement - Term B-2 Loans	630.5	637.0
Credit Agreement - Term B-3 Loans	197.0	—
Various Cincinnati Bell Telephone notes (1)	95.1	96.4
Paniolo Fiber Assets Financing Arrangement	21.4	21.8
Digital Access Ohio Advance	6.3	0.9
Other financing arrangements	0.6	—
Finance lease liabilities	42.1	43.1
	1,876.5	1,699.1
Net unamortized discount	(5.5)	(4.3)
Unamortized note issuance costs	(34.6)	(38.8)
Long-term debt, less current portion	1,836.4	1,656.0
Total debt	$1,863.5	$1,701.0

(1)
As of December 31, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $7.2 million. As of December 31, 2022, the net carrying amounts of the 7 1/4% Notes due 2023 and Various Cincinnati Bell Telephone notes included unamortized fair value adjustments recorded on the Company's merger date, September 7, 2021, of $0.5 million and $8.5 million, respectively. Each adjustment is being amortized over the life of the respective notes and is recorded as a reduction of interest expense.

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

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility due 2026, increasing the total commitments under the Revolving Credit Facility due 2026 to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility due 2026. At December 31, 2023, borrowings under the Revolving Credit Facility due 2026 were $152.5 million, leaving $247.5 million available. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR.

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

In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The proceeds of the Term B-3 Loans were used to repay a portion of the loans outstanding under the Revolving Credit Facility due 2026, repay in full the remaining 7 1/4% Notes due 2023 upon maturity in the second quarter of 2023, and for other general corporate purposes. The Term B-3 Loans will mature in November 2028. All other material terms, conditions and covenants of the Credit Agreement were unchanged by the Incremental Amendment.

The Company incurred deferred financing costs of $1.9 million related to the issuance of the Term B-3 Loans and capitalized the amount as a reduction to the outstanding debt balance in 2023.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

Borrowings under the Term B-3 Loans will bear interest, initially, at a rate equal to, at the Company’s option, either:

•
a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 3.00%; or
•
Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York, plus a credit spread adjustment equal to 0.10%, 0.15% or 0.25% for interest periods of one month, three months and six months, respectively, plus, in each case, 4.00%.

Form 10-K Part II	Cincinnati Bell Inc.

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

The base rate is subject to a 0.00% floor. The Adjusted Term SOFR is subject to a floor equal to (i) for the Revolving Credit Facility due 2026, 0.00%, (ii) for the Term B-1 Loans, 0.25%, (iii) for the Term B-2 Loans, 0.50%, and (iv) for the Term B-3 Loans, 0.00%.

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis.

The Company may voluntarily repay and reborrow outstanding loans under the Revolving Credit Facility due 2026 at any time without a premium or a penalty, other than customary “breakage” costs with respect to SOFR revolving loans.

Guarantors and Security Interests, Credit Agreement

All obligations under the Term B-1 Loans, Term B-2 Loans, Term B-3 Loans and Revolving Credit Facility due 2026 are unconditionally guaranteed by the direct parent of the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions (including for Cincinnati Bell Funding LLC, CBTS Funding LLC, Cincinnati Bell Funding Canada Ltd. (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law or contractual obligation from becoming guarantors, immaterial subsidiaries, unrestricted subsidiaries, foreign subsidiaries, and other customary exceptions as more fully described in the Credit Agreement). Obligations outstanding under the Credit Agreement are secured by perfected first priority pledges of and security interests in (i) the equity interests of the Company held by its direct parent and (ii) substantially all of the assets of the Company and each subsidiary guarantor (subject to customary exceptions as more fully described in the Credit Agreement), including equity interests of each subsidiary guarantor under the Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

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

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the first quarter of 2023, the Company executed certain amendments (the "Amendments") to the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026.

As of December 31, 2023, the Company had $36.1 million in borrowings and $16.7 million of letters of credit outstanding under the Network Receivables Facility, leaving $2.0 million remaining availability on the total borrowing capacity of $54.8 million. As of December 31, 2023, the Company had $209.9 million in borrowings and $0.5 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $9.4 million remaining availability on the total borrowing capacity of $219.8 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

Interest on both the Network Receivables Facility and the CBTS Receivables Facility is based on the SOFR rate plus 1.4% for borrowings denominated in U.S. dollars. Interest on borrowings denominated in Canadian dollars under the CBTS Receivables Facility is based on the Canadian Dollar Offer Rate ("CDOR") plus 1.4%. The average interest rate on the Network Receivables Facility and the CBTS Receivables Facility in 2023 was 6.7% and 6.6%, respectively. The Company pays letter of credit fees on letters of credit drawn under each securitization facility and also pays commitment fees on the unused portions of each respective total facility.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC") or CBTS Funding LLC ("CBTSF"), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. As a result of the Amendments, the CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of December 31, 2023, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $3.5 million.

The transferors sell their respective trade receivables on a continuous basis to CBF, CBFC or CBTSF. In turn, CBF, CBFC or CBTSF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF, CBFC and CBTSF at market rates; accordingly, no servicing asset or liability has been recorded.

For the purposes of consolidated financial reporting, the Network Receivables Facility and the CBTS Receivables Facility are accounted for as secured financing. Because CBF has the ability to prepay the Network Receivables Facility and CBFC and CBTSF have the ability to prepay the CBTS Receivables Facility at any time by making a cash payment, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing."

Form 10-K Part II	Cincinnati Bell Inc.

On February 2, 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025 and replace CDOR, the benchmark rate of interest for borrowings denominated in Canadian dollars, with the Canadian Overnight Repo Rate Average ("CORRA"). As a result of the amendment, borrowings denominated in Canadian dollars under the CBTS Receivables Facility will bear interest based on CORRA plus 1.6%. All other material terms and conditions of the CBTS Receivables Facility were unchanged by the amendment.

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

Digital Access Ohio Advance

The Company holds an interest in DAO (Note 1), which entered into a secured promissory note ("Digital Access Ohio Advance") to finance a portion of DAO's operations. The Digital Access Ohio Advance matures in July 2033, and the total borrowings shall not exceed $20.0 million in the aggregate. Borrowings under the Digital Access Ohio Advance bear interest at a rate per annum equal to the long term applicable federal rate plus 1.0%. The interest will continue to accrue and is due either upon maturity in July 2033 or upon repayment if that occurs prior to the maturity date. The Company guarantees DAO's borrowings under the Digital Access Ohio Advance. As of December 31, 2023, borrowings under the Digital Access Ohio Advance totaled $6.3 million.

Finance Lease Liabilities

Finance lease liabilities represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.

Form 10-K Part II	Cincinnati Bell Inc.

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements, excluding lease obligations, for the five years subsequent to December 31, 2023, and thereafter:

		Other
		financing
(dollars in millions)	Debt	arrangements
Year ended December 31,
2024	$14.0	$0.2
2025	14.0	0.2
2026	432.9	0.2
2027	13.5	0.1
2028	1,359.9	0.1
Thereafter	6.3	—
	1,840.6	0.8
Net unamortized discount	(5.5)	—
Unamortized note issuance costs	(34.6)	—
Total debt	$1,800.5	$0.8

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. In 2023, the Company incurred deferred financing costs of $0.4 million and $1.7 million related to amendments to the Network Receivables Facility and CBTS Receivables Facility, respectively, and $1.9 million related to the issuance of the Term B-3 loans. The Company incurred deferred financing costs of $0.1 million related to amending the Receivables Facility in 2022. In the Predecessor period of 2021, the Company incurred deferred financing costs of $1.0 million related to consent solicitation fees incurred for the Company’s notes and amending and renewing revolving credit agreements. As a result of the Company terminating the Corporate Credit Agreement, deferred financing costs of $1.2 million and $6.1 million associated with the Corporate Credit Agreement’s Revolving Credit Facility and Tranche B Term Loan due 2024, respectively, were written off in the Predecessor period of 2021. In the Successor period of 2021, the Company incurred deferred financing costs of $53.4 million associated with the issuance and the Amendment No. 1 of the Credit Agreement. In addition, the Company incurred deferred financing costs in the Successor period of 2021 of $3.9 million related to the consent fees paid to the holders of the 2024 Notes and 2025 Notes. The Company wrote-off deferred financing costs associated with the extinguishment of debt of $3.6 million in the Successor period of 2021.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2023 and 2022, deferred financing costs recorded to "Other non-current assets" totaled $4.9 million and $5.3 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $8.4 million in 2023, $7.1 million in 2022, and $2.0 million and $4.2 million in the Successor and Predecessor periods in 2021, respectively.

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

The Term B-1 Loans, Term B-2 Loans and Term B-3 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility due 2026, except that a breach of the financial covenants will not result in an event of default under the Term B-2 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility due 2026 have terminated their commitments under the Revolving Credit Facility due 2026 and accelerated the loans then outstanding under the Revolving Credit Facility due 2026 in response to such breach in accordance with the terms and conditions of the Credit Agreement.

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

8.
Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. The Company leases its real estate for terms between 1 and 55 years, its equipment for terms between 3 and 10 years, its cell towers for terms between 5 and 21 years, its designated space on third party cell towers for terms between 5 and 55 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2071, some of which include options to extend the leases for up to 15 years.

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

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,	December 31,
(dollars in millions)	Balance Sheet Location	2023	2022
Operating lease assets, net of amortization	Operating lease right-of-use assets	$78.3	$73.1
Finance lease assets, net of amortization	Property, plant and equipment, net	21.9	16.5
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	12.8	12.7
Noncurrent operating lease liabilities	Operating lease liabilities	72.0	66.1
Total operating lease liabilities		84.8	78.8
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	12.9	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	42.1	43.1
Total finance lease liabilities		$55.0	$53.0

Form 10-K Part II	Cincinnati Bell Inc.

The components of lease expense were as follows:

	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Operating lease cost	$16.0	$14.6	$4.3	$8.1
Short-term lease cost	0.6	0.3	0.1	0.2
Variable lease cost	3.5	3.6	1.1	2.3
Finance lease cost:
Depreciation on leased assets	8.0	4.7	2.0	4.5
Interest on lease liabilities	3.9	3.5	1.2	2.9
Total lease cost	$32.0	$26.7	$8.7	$18.0

Supplemental cash flow information related to leases was as follows:

	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.9	$3.4	$1.2	$2.9
Operating cash flows from operating leases	$13.4	$11.1	$3.4	$7.2
Financing cash flows from finance leases	$12.4	$8.3	$3.9	$9.9
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$15.7	$12.2	$5.4	$11.5
New finance leases	$14.4	$12.3	$2.0	$3.8

Additional quantitative information related to leases was as follows:

	December 31,	December 31,
Weighted Average Remaining Lease Term	2023	2022
Operating leases	14.03 years	12.06 years
Finance leases	4.82 years	5.67 years
Weighted Average Discount Rate
Operating leases	7.34%	5.85%
Finance leases	7.55%	7.23%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2024	$15.5	$16.8
2025	13.1	13.9
2026	11.4	10.8
2027	9.5	9.6
2028	9.1	8.5
Thereafter	91.9	7.5
Total future minimum lease payments	150.5	67.1
Less imputed interest	(64.7)	(11.2)
Total	$85.8	$55.9

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2023, we have additional future payments on operating leases that have not yet commenced for $1.0 million. These leases will commence in 2024 and have lease terms of three to thirty-three years. As of December 31, 2023, we have additional future payments for a finance lease that has not yet commenced for $0.9 million. This lease will commence in 2024 and has a lease term of five years.

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

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded lease income related to operating lease payments of $3.4 million in 2023, $3.0 million in 2022, and $0.9 million and $2.0 million in the Successor and Predecessor periods of 2021, respectively.

The Company owns the underlying assets associated with its operating leases and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2023 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2024	$3.4
2025	3.1
2026	2.9
2027	2.9
2028	2.6
Thereafter	11.8
Total future minimum lease payments	26.7
Less imputed interest	(7.7)
Total	$19.0

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

Form 10-K Part II	Cincinnati Bell Inc.

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (“HEC”) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $12.2 million recorded as of the Merger Date (see Note 10). As of December 31, 2023, the Company has a liability recorded of $43.6 million related to the payments for the use of the poles, of which $2.8 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets. As of December 31, 2022, the Company had a liability recorded of $46.6 million related to the payments for the use of the poles, of which $3.0 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The IT Services and Hardware segment entered into an agreement in June 2018 for a building to use in its data center operations. Structural improvements were made to the facility in excess of normal tenant improvements and, as such, we are deemed the accounting owner of the facility. The term of the agreement for the building shell is a duration of 10 years with two renewal options each with a two-year term. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $0.7 million recorded as of the Merger Date (see Note 10). As of December 31, 2023, the Company has a liability of $3.0 million related to the financing arrangement, of which $0.6 million is recognized within “Other current liabilities” and $2.4 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2022, the Company had a liability of $3.5 million related to the financing arrangement, of which $0.6 million is recognized within “Other current liabilities” and $2.9 million is recognized within "Other noncurrent liabilities" in the Consolidated Balance Sheets.

The future minimum payments under the base agreements, as well as the renewal options for each arrangement which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2024	$5.8
2025	5.8
2026	5.8
2027	5.8
2028	4.3
Thereafter	36.0
Total future minimum financing obligation payments	63.5
Less imputed interest	(16.9)
Total	$46.6

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

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $18.8 million and $18.1 million at December 31, 2023 and 2022, respectively, recorded in "Other noncurrent liabilities" and $1.6 million and $1.4 million at December 31, 2023 and 2022, respectively, recorded in "Other current liabilities" in the Consolidated Balance Sheets, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract terms range up to 25 years.

Form 10-K Part II	Cincinnati Bell Inc.

Dedicated Fiber Agreement

In the Predecessor period of the third quarter of 2021, the Company entered into an IRU agreement to provide dedicated fiber routes for a period of 20 years. During 2023 and 2022, the Company incurred costs of $16.3 million and $2.2 million, respectively, related to the dedicated fiber route build, with all such costs capitalized. Nominal costs were incurred by the Company in 2021. As of December 31, 2023, the Company has a liability of $58.6 million for services to be delivered related to up-front payments previously received, of which $2.1 million is recorded in “Other current liabilities” and $56.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. As of December 31, 2022, the Company has a liability of $52.9 million for services to be delivered related to up-front payments previously received, of which $1.4 million is recorded in “Other current liabilities” and $51.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The Company will receive additional up-front payments for the remaining contract revenue upon completing certain milestones related to the build of the dedicated fiber routes. Revenue for the IRU agreement will be recognized on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract term is 20 years.

Involuntary Events and Contingencies

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company expects to file insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. As of December 31, 2023, the Company has a general liability recorded related to this matter of $4.0 million, of which $2.0 million is recorded in "Other current liabilities" and $2.0 million is recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. An offsetting receivable of $2.0 million associated with amounts expected to be reimbursed by insurance has been recorded in "Other noncurrent assets" in the Consolidated Balance Sheets. Additionally, due to the age of certain of the impacted assets, the net book value that was disposed in 2023 due to fire damage was nominal in nature.

In October 2023, attorneys filed a Second Amended Complaint in a proposed class action lawsuit filed in Hawaii state court, adding the Company along with other telecommunications companies and private and public landowners. Legal expenses of $1.1 million related to this matter have been recorded in the year ended December 31, 2023.

In the fourth quarter of 2023, the Company committed $2.5 million to a voluntary fund that would be used to pay victims of death or serious physical injury from the wildfires on Maui and is recorded in "Accounts payable" in the Consolidated Balance Sheets. The contribution was funded in March 2024.

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

The following table presents the activity for the Company’s asset retirement obligations:

	Year Ended	Year Ended
(dollars in millions)	December 31, 2023	December 31, 2022
Balance, beginning of period	$7.2	$7.3
Liabilities incurred	—	—
Liabilities settled	(0.2)	(0.4)
Accretion expense	0.3	0.3
Balance, end of period	$7.3	$7.2

Form 10-K Part II	Cincinnati Bell Inc.

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $17.2 million as of December 31, 2023. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2023 or 2022.

Purchase Commitments

The Company has purchase commitments and blanket purchase requisitions related to certain goods and services. These agreements typically range from one to three years. As of December 31, 2023 and 2022, the minimum commitments associated with these arrangements that are noncancellable in nature, are not considered significant. The Company generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2023, cannot be reasonably determined.

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

In the first quarter of 2023, the Company entered into three forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $150.0 million, $150.0 million and $100.0 million resulting in interest payments based on an average fixed rate per swap of 3.6875%, 3.6500% and 3.5095%, respectively, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swaps expire in March 2027.

In January 2024, the Company entered into a forward starting non-amortizing interest rate swap to convert variable rate debt to fixed rate debt. The interest rate swap has a notional amount of $200.0 million resulting in interest payments based on an average fixed rate per swap of 4.3030%, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swap expires in July 2025.

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

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2023	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$10.7	$—	$10.7	$—
Interest Rate Swap	Other noncurrent assets	$1.8	$—	$1.8	$—
Interest Rate Cap	Other current assets	$3.2	$—	$3.2	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—
Interest Rate Cap	Other noncurrent liabilities	$2.6	$—	$2.6	$—

As of December 31, 2022, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2022	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$7.2	$—	$7.2	$—
Interest Rate Swap	Other noncurrent assets	$5.1	$—	$5.1	$—
Interest Rate Cap	Other current assets	$3.8	$—	$3.8	$—
Liabilities:
Interest Rate Cap	Other noncurrent liabilities	$2.4	$—	$2.4	$—

The following table summarizes the location of gains in the Consolidated Statements of Operations that were recognized during the years ended December 31, 2023 and 2022, in addition to the derivative contract type:

		Year ended	Year ended
(dollars in millions)	Statement of Operations Location	December 31, 2023	December 31, 2022
Interest Rate Swap	Other (income) expense, net	$(9.3)	$(11.7)
Interest Rate Cap	Other (income) expense, net	$(3.8)	$(0.3)

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

Form 10-K Part II	Cincinnati Bell Inc.

The amount of gains recognized in Accumulated Other Comprehensive Income ("AOCI") (effective portion) net of reclassifications into earnings is as follows:

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Interest Rate Swap	$—	$—	$—	$5.3

The amount of losses reclassified from AOCI into earnings is as follows:

		Successor			Predecessor
		Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	Statement of Operations Location	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Interest Rate Swap	Other (income) expense, net	$—	$—	$—	$(20.1)
Interest Rate Swap	Interest expense	$—	$—	$—	$(5.4)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2023 and December 31, 2022, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	December 31, 2023		December 31, 2022
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,842.3	$1,815.1	$1,686.5	$1,647.0
Other financing arrangements	46.6	40.4	50.1	45.3

* Excludes finance leases, other financing arrangements and note issuance costs

In connection with the Merger, the carrying values of the Company's long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2023 and December 31, 2022, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2023, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-K Part II	Cincinnati Bell Inc.

11.
Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $14.9 million in 2023, $13.9 million in 2022 and $4.0 million and $9.7 million in the Successor and Predecessor periods of 2021, respectively.

Pension and Postretirement Plans

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

The Company also provides healthcare and group life insurance benefits for eligible retirees. As of October 1, 2023, healthcare benefits and other group life insurance benefits are funded through general funds of the Company. Prior to October 1, 2023, we funded healthcare benefits and other group life insurance benefits using Voluntary Employee Benefit Association ("VEBA") trusts. It is our practice to fund amounts as deemed appropriate from time to time. Contributions are subject to Internal Revenue Service ("IRS") limitations developed using the traditional unit credit cost method. The actuarial expense calculation for our postretirement health plan is based on numerous assumptions, estimates, and judgments including healthcare cost trend rates and cost sharing with retirees. Retiree healthcare benefits were phased out as of December 31, 2018 for all employees, with the exception of a small group of grandfathered employees. The postretirement health plan also includes liabilities associated with employees who have special death benefits only.

Hawaii Plans

The Company sponsors one noncontributory defined benefit plan for union employees, one cash balance pension plan for nonunion employees, and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively the "Hawaii Plans").

On December 31, 2023, the cash balance pension plan for nonunion employees ("HTMPP") under the Hawaii plans was merged into the management pension plan ("CBMPP") under the Cincinnati Plans. Pension plan assets and liabilities in the HTMPP were transferred to the CBMPP and remeasured at December 31, 2023.

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

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans for the years ended December 31, 2023 and 2022, and the Successor and Predecessor periods in 2021 for the Cincinnati Plans and the Hawaii Plans. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the years ended December 31, 2023 and 2022, and the Successor and Predecessor periods in 2021.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and postretirement costs (benefits) for these plans were comprised of:

	Pension Benefits				Postretirement and Other Benefits
	Successor			Predecessor	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Service cost	$—	$—	$—	$—	$0.5	$0.8	$0.1	$0.3
Interest cost on projected benefit obligation	22.0	16.3	4.7	10.2	5.2	4.2	0.8	1.8
Expected return on plan assets	(20.8)	(27.5)	(10.2)	(19.9)	—	—	—	—
Amortization of:
Prior service benefit	—	—	—	—	(0.7)	(0.2)	—	(1.7)
Actuarial (gain) loss	(0.3)	—	—	16.0	(4.7)	(0.6)	—	—
Pension/postretirement cost (benefit)	$0.9	$(11.2)	$(5.5)	$6.3	$0.3	$4.2	$0.9	$0.4

Amortization of prior service benefit and actuarial (gain) loss in the years ended December 31, 2023 and 2022 and in the Predecessor period represent reclassifications from accumulated other comprehensive income.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits				Postretirement and Other Benefits
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Discount rate	5.40%	2.70%	2.60%	2.40%	5.40%	2.80%	2.60%	2.40%
Expected long-term rate of return	6.00%	5.80%	6.00%	6.00%	—	—	—	—
Cash balance interest credit rate	4.00%	4.00%	4.00%	4.00%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Hawaii Plans	Pension Benefits				Postretirement and Other Benefits
	Successor			Predecessor	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Discount rate	5.40%	3.90%	2.50%	2.30%	5.50%	3.70%	2.80%	2.60%
Expected long-term rate of return	5.50%	5.00%	6.00%	6.00%	—	—	—	—
Cash balance interest credit rate	5.10%	1.90%	1.10%	1.20%	—	—	—	—
Future compensation growth rate	—	—	—	—	—	—	—	—

Form 10-K Part II	Cincinnati Bell Inc.

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

The Company utilized the Pri-2012/MP-2021 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2023 and 2022.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$439.5	$611.9	$102.4	$100.9
Service cost	—	—	0.5	0.8
Interest cost	22.0	16.3	5.2	4.2
Hawaii Plan Adjustment	—	—	—	45.9
Plan Amendment	0.1	—	—	(4.7)
Actuarial loss (gain) (a) (b)	8.8	(146.3)	1.1	(37.1)
Benefits paid	(36.7)	(34.9)	(9.1)	(9.8)
Settlements (c)	—	(7.5)	—	—
Other	—	—	2.0	2.2
Benefit obligation at end of period	$433.7	$439.5	$102.1	$102.4
Change in plan assets:
Fair value of plan assets at beginning of period	$390.6	$559.2	$3.2	$3.3
Actual return (loss) on plan assets	41.7	(128.3)	—	0.1
Employer contributions	2.2	2.1	6.9	7.3
Benefits paid	(36.7)	(34.9)	(7.0)	(7.5)
Settlements (c)	—	(7.5)	—	—
Fair value of plan assets at end of period	397.8	390.6	3.1	3.2
Unfunded status	$(35.9)	$(48.9)	$(99.0)	$(99.2)

(a)
The actuarial loss recorded for the year ended December 31, 2023 for the pension plans was primarily driven by a decrease in the discount rate. The actuarial (gain) recorded during the year ended December 31, 2022 for the pension plans was primarily driven by an increase in the discount rate.
(b)
The actuarial loss recorded for the year ended December 31, 2023 for the postretirement plans was primarily driven by a decrease in the discount rate. The actuarial (gain) recorded for the year ended December 31, 2022 for the postretirement plans was primarily driven by an increase in the discount rate, updated census data and the result of actual versus expected benefit payments.
(c)
Participant elections to take lump sum payments that exceeded the settlement accounting threshold and have been categorized as settlements.

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate	5.00%	5.40%	5.00%	5.40%
Cash balance interest credit rate	4.00%	4.00%	—	—
Future compensation growth rate	—	—	—	—

Hawaii Plans	Pension Benefits		Postretirement and Other Benefits
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Discount rate	5.00%	5.40%	5.10%	5.50%
Cash balance interest credit rate	—	5.10%	—	—
Future compensation growth rate	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Healthcare cost trend	7.00%	6.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.80%	4.80%
Year the rates reach the ultimate trend rate	2033	2032

The projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Other noncurrent assets	$2.1	$—	$—	$—
Accrued payroll and benefits	1.5	1.5	7.9	8.1
Pension and postretirement benefit obligations	36.5	47.4	91.1	91.1
Total	$35.9	$48.9	$99.0	$99.2

Amounts recognized in "Accumulated other comprehensive income" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2023	2022	2023	2022
Prior service cost, net of tax of ($0.4), ($0.2)	$—	$—	$(1.2)	$(0.6)
Actuarial gain (loss), net of tax of ($0.8), ($1.6), $8.9, $10.2	5.8	(5.1)	28.6	32.8
Total	$5.8	$(5.1)	$27.4	$32.2

Amounts recognized in "Accumulated other comprehensive income" on the Consolidated Statements of Equity (Deficit) and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2023	Year Ended December 31, 2022
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(0.8)	$4.7
Actuarial gain (loss) recognized:
Reclassification adjustments	(0.3)	—	(4.7)	(0.8)
Actuarial gain (loss) arising during the period	12.0	(9.4)	(0.8)	37.6

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The current target allocations for the pension plan assets are 40% equity securities and 60% investment grade fixed income securities with the exception of the Hawaii pension plan for union employees that is 30% equity securities and 70% investment grade fixed income securities as a result of its funded status. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2023, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries. The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2023 and 2022 by asset category are as follows:

(dollars in millions)	December 31, 2023	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$72.9	$72.9	$—	$—
International equity index funds	72.6	72.6	—	—
Fixed income bond funds	252.0	252.0	—	—
Fixed income short-term money market funds	0.3	0.3	—	—
Group insurance contract	3.1	—	—	—
Total	$400.9	$397.8	$—	$—

(dollars in millions)	December 31, 2022	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$71.5	$71.5	$—	$—
International equity index funds	74.5	74.5	—	—
Fixed income bond funds	244.5	244.5	—	—
Fixed income short-term money market funds	0.1	0.1	—	—
Group insurance contract	3.2	—	—	—
Total	$393.8	$390.6	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy but is included in the totals above.

Contributions to our qualified pension plans were $0.2 million in 2023 and there were no contributions to our qualified pension plans in 2022 and the Successor period in 2021. Contributions to our qualified pension plans were $0.9 million in the Predecessor period in 2021. Contributions to our non-qualified pension plans were $2.0 million in 2023, $2.2 million in 2022, $0.8 million in the Successor period in 2021 and $1.8 million in the Predecessor period in 2021.

Based on current assumptions, contributions are expected to be approximately $1 million to the qualified plans and approximately $2 million to the non-qualified plans in 2024. Management expects to make cash payments of approximately $7 million related to its postretirement health plans in 2024.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2024	$48.2	$8.0	$(0.1)
2025	46.3	7.9	(0.1)
2026	42.7	7.7	(0.1)
2027	40.3	7.6	(0.1)
2028	38.1	7.5	(0.1)
Years 2029 - 2033	159.7	35.4	(0.2)

Form 10-K Part II	Cincinnati Bell Inc.

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

Effective October 18, 2021, Parent amended and restated the Articles of Incorporation of Cincinnati Bell to reduce the number of authorized shares from 96,000,000 Common Shares to 100 Common Shares, each with $0.01 par value. As of December 31, 2023 and 2022, Parent is the sole shareholder of the Company’s 100 Common Shares.

Accumulated Other Comprehensive Income (Loss)

Shareowners’ equity includes accumulated other comprehensive income (loss) that is comprised of pension and postretirement unrecognized prior service benefit (cost) and unrecognized actuarial (gain) loss, and foreign currency translation gain (loss).

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2021	$2.6		$(1.4)	$1.2
Remeasurement of benefit obligations	25.1		—	25.1
Reclassifications, net	(0.6)	(a)	—	(0.6)
Foreign currency loss	—		(6.2)	(6.2)
Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Remeasurement of benefit obligations	10.5		—	10.5
Reclassifications, net	(4.4)	(a)	—	(4.4)
Foreign currency gain	—		2.6	2.6
Balance as of December 31, 2023	$33.2		$(5.0)	$28.2

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial gain, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans expense (benefit)" on the Consolidated Statements of Operations. See Note 11 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

13.
Income Taxes

Income tax expense (benefit) for continuing operations consisted of the following:

	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Current:
Federal	$—	$—	$—	$—
State and local	0.5	0.6	(0.4)	0.7
Foreign	6.0	6.4	1.6	3.1
Total current	6.5	7.0	1.2	3.8
Deferred:
Federal	(52.8)	(37.9)	(9.2)	(16.1)
State and local	(5.2)	2.7	7.4	(3.8)
Foreign	(1.7)	(3.1)	(0.7)	(0.8)
Total deferred	(59.7)	(38.3)	(2.5)	(20.7)
Valuation allowance	18.9	(3.8)	(6.0)	—
Total	$(34.3)	$(35.1)	$(7.3)	$(16.9)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each period:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
U.S. federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax	3.2	3.1	2.1	2.5
Transaction costs	—	—	(0.4)	(4.1)
Non-Deductible meals and entertainment	(0.3)	(0.3)	(0.2)	(0.3)
State net operating loss adjustments	(1.4)	(4.4)	(18.4)	—
Change in valuation allowance, net of federal income tax	(8.3)	2.3	17.5	—
Change in uncertain tax positions	—	—	0.1	—
Research and development credits	1.4	—	—	—
Other differences, net	(0.5)	(0.5)	(0.4)	(1.9)
Effective tax rate	15.1%	21.2%	21.3%	17.2%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income as follows:

	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Income tax (benefit) provision related to:
Continuing operations	$(34.3)	$(35.1)	$(7.3)	$(16.9)
Accumulated other comprehensive (loss) income	(0.7)	7.6	0.8	10.8

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$209.0	$227.6
Finance and operating lease obligations	19.8	21.6
Pension and postretirement benefits	32.8	35.8
Employee benefits	3.9	4.7
Interest limitation	48.8	16.7
State tax credit	7.4	8.0
Other	30.8	23.4
Total deferred tax assets	352.5	337.8
Valuation allowance	(32.8)	(15.7)
Total deferred tax assets, net of valuation allowance	$319.7	$322.1
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(361.8)	$(410.5)
Other	(9.3)	(7.6)
Total deferred tax liabilities	(371.1)	(418.1)
Net deferred tax liabilities	$(51.4)	$(96.0)

As of December 31, 2023, the Company had $897.1 million of federal net operating loss carryforwards with a deferred tax asset value of $188.4 million and $20.6 million in deferred tax assets related to state and local net operating loss carryforwards. On its 2022 income tax return filed in 2023, the Company utilized the $55.8 million tranche of Federal operating loss carryforwards that would have otherwise expired. The next remaining material tranche of Federal net operating loss carryforwards will expire in 2031. U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities, and the Company does not expect to fully utilize the net operating loss carryforwards.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. There are no longer sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will fully utilize available federal net operating loss carryforwards prior to their expiration and a partial valuation allowance was added in 2023.

As of December 31, 2023 and 2022, the Company had valuation allowances of $32.8 million and $15.7 million, respectively, recorded against other deferred tax assets consisting primarily of federal, foreign, state and local net operating loss carryforwards and state credits. Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $19.3 million at December 31, 2023 and $19.0 million at December 31, 2022. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2023 and 2022.

Form 10-K Part II	Cincinnati Bell Inc.

A reconciliation of the unrecognized tax benefits is as follows:

	Successor			Predecessor
(dollars in millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	September 8, 2021 to December 31, 2021	January 1, 2021 to September 7, 2021
Balance, beginning of year	$19.3	$19.3	$19.2	$19.2
Change in tax positions for the current year	0.3	—	0.1	—
Balance, end of year	$19.6	$19.3	$19.3	$19.2

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2019.

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

	Successor						Predecessor
	Year Ended December 31, 2023		Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Outstanding at beginning of period	—	$—	—	$—	—	$—	143	$18.37
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Awards cancelled pursuant to Merger Agreement	—	—	—	—	—	—	(143)	18.37
Outstanding and exercisable at end of period	—	$—	—	$—	—	$—	—	$—
(dollars in millions)
Compensation expense for the period	$—		$—		$—		$—
Tax benefit related to compensation expense	$—		$—		$—		$—
Intrinsic value of awards exercised	$—		$—		$—		$—
Cash received from awards exercised	$—		$—		$—		$—
Grant date fair value of awards vested	$—		$—		$—		$—

Form 10-K Part II	Cincinnati Bell Inc.

Performance-Based Restricted Awards

Awards granted generally vested over three years and upon the achievement of certain performance-based objectives. Performance-based awards were expensed based on their grant date fair value if it was probable that the performance conditions would be achieved.

The following table summarizes our outstanding performance-based restricted award activity:

	Successor						Predecessor
	Year Ended December 31, 2023		Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	—	$—	—	$—	1,037	$10.87
Granted*	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	(1,037)	10.87
Forfeited	—	—	—	—	—	—	—	—
Non-vested at end of period	—	$—	—	$—	—	$—	—	$—
(dollars in millions)
Compensation expense for the period	$—		$—		$—		$6.2
Tax benefit related to compensation expense	$—		$—		$—		$(1.5)
Grant date fair value of awards vested	$—		$—		$—		$11.3

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

Form 10-K Part II	Cincinnati Bell Inc.

The following table summarizes our time-based restricted award activity:

	Successor						Predecessor
	Year Ended December 31, 2023		Year Ended December 31, 2022		September 8, 2021 to December 31, 2021		January 1, 2021 to September 7, 2021
(in thousands, except per share amounts)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
Non-vested at beginning of period	—	$—	—	$—	—	$—	792	$11.42
Granted	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	(792)	11.42
Forfeited	—	—	—	—	—	—	—	—
Non-vested at end of period	—	$—	—	$—	—	$—	—	$—
(dollars in millions)
Compensation expense for the period	$—		$—		$—		$6.9
Tax benefit related to compensation expense	$—		$—		$—		$(1.7)
Grant date fair value of awards vested	$—		$—		$—		$9.0

In connection with the Merger, $4.3 million of expense related to time-based restricted awards was accelerated upon the Closing Date and recorded in the Predecessor period in 2021.

Cash-Settled Awards

For the year ended December 31, 2021, Parent granted officers and key employees of the Company cash-settled awards that vest ratably over a 4-year period beginning with the first anniversary of the grant date with the final 20% vesting upon the occurrence of a liquidity event, defined as a change of control or qualified public offering. In the absence of a liquidity event, the awards will expire in eight years. The ultimate payment of the awards upon the occurrence of a liquidity event is based on the i) number of vested awards and ii) an amount determined from the excess of the proceeds received from the liquidity event over the invested capital, adjusted for internal rates of return. No compensation expense was recorded in the years ended December 31, 2023 and 2022 and the Predecessor and Successor periods in 2021.

For the year ended December 31, 2020, the Company granted officers and key employees cash-settled awards of $10.5 million in place of performance-based restricted awards and time-based restricted awards. Per the terms of the award, one-fourth of these cash-settled awards accelerated and vested as of the Merger Date. Subsequent to the Merger Date, one-fourth of these cash-settled awards vested at the end of six months, and the remaining awards vest at the end of 18 months. Employees generally must be actively employed on the vesting date in order to receive the award payout. The amount recorded on the Consolidated Balance Sheets as of December 31, 2022 related to these awards was $4.6 million, and was recorded to “Other noncurrent liabilities.” The remaining awards vested and were paid by the Company in the first quarter of 2023.

Expense incurred for cash payment awards was $0.3 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively, and $1.0 million and $2.4 million for the Successor and Predecessor periods in 2021, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

15. Restructuring and Severance

Liabilities have been established for employee separations. A summary of activity in the restructuring and severance liability is shown below:

Successor
(dollars in millions)	Employee Separation
Balance as of September 8, 2021	$0.1
Charges	0.6
Utilizations	(0.5)
Balance as of December 31, 2021	0.2
Charges	2.0
Utilizations	(2.2)
Balance as of December 31, 2022	—
Charges	13.8
Utilizations	(3.3)
Balance as of December 31, 2023	$10.5

Predecessor
(dollars in millions)	Employee Separation
Balance as of December 31, 2020	$4.5
Charges	1.2
Utilizations	(5.6)
Balance as of September 7, 2021	$0.1

Restructuring and severance charges recorded in 2023 in the Network segment and for certain Corporate employees are related to a severance program as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii. In the fourth quarter of 2023, severance charges of $7.3 million were recorded related to a voluntary severance program ("VSP") and severance charges of $3.5 million were recorded related to involuntary severance charges.

Restructuring and severance charges recorded in the IT Services and Hardware segment in 2023, 2022 and the Successor and Predecessor periods in 2021 are associated with initiatives to reduce and contain costs.

Restructuring and severance charge reversals recorded in the Network segment in the Predecessor period of 2021 are due to employees that transitioned to new positions in the Company and were previously included in the VSP offered in 2020.

Form 10-K Part II	Cincinnati Bell Inc.

A summary of restructuring activity by business segment is presented below:

	Successor
(dollars in millions)	Network	IT Services and Hardware	Corporate	Total
Balance as of September 8, 2021	$0.1	$—	$—	$0.1
Charges	—	0.6	—	0.6
Utilizations	—	(0.5)	—	(0.5)
Balance as of December 31, 2021	0.1	0.1	—	0.2
Charges	—	2.0	—	2.0
Utilizations	(0.1)	(2.1)	—	(2.2)
Balance as of December 31, 2022	—	—	—	—
Charges	10.3	3.0	0.5	13.8
Utilizations	(0.6)	(2.7)	—	(3.3)
Balance as of December 31, 2023	$9.7	$0.3	$0.5	$10.5

	Predecessor
(dollars in millions)	Network	IT Services and Hardware	Corporate	Total
Balance as of December 31, 2020	$4.4	$—	$0.1	$4.5
Charges	(0.5)	1.7	—	1.2
Utilizations	(3.8)	(1.7)	(0.1)	(5.6)
Balance as of September 7, 2021	$0.1	$—	$—	$0.1

At December 31, 2023, $10.5 million of the restructuring liabilities were included in “Other current liabilities." There were no restructuring liabilities as of December 31, 2022.

Form 10-K Part II	Cincinnati Bell Inc.

16. Business Segment Information

For the years ended December 31, 2023 and 2022 and the Successor and Predecessor periods in 2021, we operated two business segments: Network and IT Services and Hardware.

In July 2018, the Company acquired Hawaiian Telcom. Based on the nature of the products and services offered, financial results are presented in either the Network segment or the IT Services and Hardware segment.

The Network segment provides products and services that can be categorized as Fioptics, previously referred to as "Consumer/SMB Fiber" in Hawaii and collectively with Fioptics in Cincinnati, Enterprise Fiber or Legacy. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in the state. On May 2, 2022, the Company acquired Agile. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile. On April 17, 2023, the Company acquired OTT. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan. Capital expenditures in the Network segment are incurred to expand our Fioptics product suite, upgrade and increase capacity for our internet and data networks, and to maintain our wireline network.

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

Total assets for the Company increased $316.4 million as of December 31, 2023 compared to December 31, 2022. Network assets increased $319.1 million primarily due to increased property, plant and equipment related to extending the Company's fiber network, including the acquisitions of Bridgewired and Lawrenceburg fiber assets, partially offset by amortization of finite-lived intangible assets. IT Services and Hardware assets increased $276.5 million primarily due to an increase in receivables partially offset by depreciation and amortization of property, plant and equipment and finite-lived intangible assets. The increase in receivables is due to the CBTS Receivables Facility which provides for the continuous sale of trade receivables to CBFC and CBTSF, reported under the IT Services and Hardware segment, rather than to CBF, reported under Corporate, under the former Receivables Facility (Note 7). Corporate assets decreased $279.2 million due to the decrease in receivables as a result of receivables now sold under the CBTS Receivables Facility to CBFC and CBTSF. Deferred tax assets and liabilities on the Consolidated Balance Sheets totaled $2.8 million and $54.2 million as of December 31, 2023, respectively, compared to deferred tax assets and liabilities of $2.2 million and $98.2 million as of December 31, 2022, respectively. The decrease in net deferred tax liabilities is due primarily to higher depreciation and amortization expense reported for GAAP versus tax. This was offset, in part, by the utilization of existing federal and state net operating losses.

Form 10-K Part II	Cincinnati Bell Inc.

Our business segment information is as follows:

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Revenue
Network	$1,002.9	$994.3	$303.8	$664.2
IT Services and Hardware	838.7	827.9	259.3	492.4
Intersegment	(24.3)	(26.2)	(8.7)	(17.9)
Total revenue	$1,817.3	$1,796.0	$554.4	$1,138.7
Intersegment revenue
Network	$16.4	$19.3	$6.5	$13.1
IT Services and Hardware	7.9	6.9	2.2	4.8
Total intersegment revenue	$24.3	$26.2	$8.7	$17.9
Operating (loss) income
Network	$(52.7)	$(56.2)	$(6.3)	$78.3
IT Services and Hardware	(7.1)	(8.4)	4.0	25.2
Corporate	(22.9)	(32.7)	(6.8)	(75.8)
Total operating (loss) income	$(82.7)	$(97.3)	$(9.1)	$27.7
Expenditures for long-lived assets*
Network	$627.5	$524.9	$114.8	$199.8
IT Services and Hardware	25.5	30.1	13.9	15.9
Corporate	0.2	0.1	1,620.7	—
Total expenditures for long-lived assets	$653.2	$555.1	$1,749.4	$215.7
Depreciation and amortization
Network	$355.3	$393.3	$113.0	$166.9
IT Services and Hardware	94.0	103.5	31.4	27.9
Corporate	0.3	0.3	0.2	0.1
Total depreciation and amortization	$449.6	$497.1	$144.6	$194.9

*Includes cost of acquisitions in the years ended December 31, 2023 and 2022 and in the Predecessor and Successor periods in 2021 and the purchase of perpetual licenses in the year ended December 31, 2022.

	As of December 31,
(dollars in millions)	2023	2022
Assets
Network	$3,537.6	$3,218.5
IT Services and Hardware	1,088.7	812.2
Corporate and eliminations	125.7	404.9
Total assets	$4,752.0	$4,435.6

Form 10-K Part II	Cincinnati Bell Inc.

17. Supplemental Cash Flow Information

	Successor			Predecessor
	Year Ended	Year Ended	September 8, 2021 to	January 1, 2021 to
(dollars in millions)	December 31, 2023	December 31, 2022	December 31, 2021	September 7, 2021
Capitalized interest expense	$8.2	$3.1	$0.6	$1.3
Cash paid for:
Interest	157.0	84.6	45.7	89.9
Income taxes, net of refunds	6.6	6.4	3.3	3.8
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	7.4	10.5	5.8	3.8
Acquisition of property on account	93.7	79.1	51.2	54.9

Form 10-K Part II	Cincinnati Bell Inc.

18. Subsequent Events

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the CBTS and OnX businesses (the "Disposal Group") from the Company for a purchase price of $670.0 million. The Purchase Agreement is subject to customary closing conditions and is expected to close in the second half of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2, 2024. As a result, the Company will report the assets and the liabilities that are included in the Disposal Group as held for sale and the operations as discontinued in the first quarter of 2024. The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, that are reported in the IT Services and Hardware Segment for the twelve months ended December 31, 2023 and 2022 and the Successor and Predecessor periods in 2021 will be retained by the continuing operation and reported in the Network segment.

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

Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c)
Changes in internal control over financial reporting.

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2023 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Form 10-K Part III	Cincinnati Bell Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

There are nine directors on the Company’s Board of Directors. The directors are elected in accordance with the terms of the Red Fiber Holdings limited liability company agreement, which gives certain investors in Red Fiber Holdings LLC ("Red Fiber Holdings") the right to designate managers of Red Fiber Holdings, who then also serve as directors of the Company. Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Two directors of the Company must be independent directors domiciled in Hawaii. The Chief Executive Officer of the Company does not serve on the Board.

The directors of the Company as of December 31, 2023 were:

Kelly C. Atkinson

Ms. Atkinson resigned from Brinks Home Security in 2022 as Chief Commercial Officer of Brinks Home Security, a security company that offers home security systems. Prior positions include Head of Marketing, Consumer and SMB for Charter Communications (2018-2020), a broadband connectivity company and cable operator; and Executive Vice President of Consumer Cable and Content for Rogers Communications (2017-2018), a communications and media company. Ms. Atkinson was appointed a Director of Rise Broadband, Inc., a fixed wireless broadband service provider, in 2023. Age: 57; Director since 2021.

Felix A. Bernshteyn

Mr. Bernshteyn joined Ares Management in 2017 and continues to serve as a Partner in the Private Equity Group. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Age: 40; Director since 2021.

Scott L. Graves

Mr. Graves joined Ares Management in 2017 and continues to serve as Partner, Co-Head in the Ares Private Equity Group, Portfolio Manager and Head of Special Opportunities. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Mr. Graves resigned as a Director of Infrastructure and Energy Alternatives, Inc., a leading infrastructure construction company with specialized energy and heavy civil expertise, in 2022. He was appointed a Director of Savers Value Village, Inc, a thrift store retailer, and serves as Chairman of the Board and a member of the Compensation Committee. Age: 52; Director since 2021.

F. Gregory Guerra

Mr. Guerra is currently an Independent Consultant to fiber communications providers and private equity firms on matters related to the communications industry. Prior positions include President, Chief Operating Officer and Chief Strategy Officer (2019-2021) and Chief Operating Officer of Segra (2018-2019), which provides Business Internet, Ethernet, MPLS, Dark Fiber, IP, Managed Services, Voice, Data Center & Cloud solutions and Carrier services. Mr. Guerra also served as Chief Operating Officer of Spirit Communications (2017-2018), which provides voice, data, Internet and fiber optic solutions, along with a full suite of Cloud services to commercial businesses and government agencies across the Southeastern United States. Age: 56; Director since 2021.

Colleen W. Hanabusa

Ms. Hanabusa currently serves as an attorney at law in her private law practice since 2019. Previously, she served as a U.S. Congresswoman, representing the First Congressional District of the State of Hawai’i from 2017-2018. Age: 73; Director since 2021.

Form 10-K Part III	Cincinnati Bell Inc.

John T. Komeji

Mr. Komeiji resigned from Kamehameha Schools as Vice President and General Counsel in 2022. Kamehameha Schools is a private school system that offers a variety of educational programs and scholarship services for Hawaiian learners of all ages in Hawaii. Prior positions at Hawaiian Telcom, Inc. include President and General Manager (2018-2020) and Senior Vice President, Chief Administrative Officer and General Counsel (2016-2018). Hawaiian Telcom, Inc. is a telecommunications company that provides high-speed internet, phone, wireless and other services for homes and businesses. Age: 70; Director since 2021.

Anton Z. Moldan

Mr. Moldan joined Macquarie Asset Management in 2006 and serves as Senior Managing Director. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 39; Director since 2021.

Douglas C. Wiest

Mr. Wiest joined Macquarie Asset Management in 2019 as Division Director and continues to serve in this capacity. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 71; Director since 2021.

Christina M. Wire

Ms. Wire joined Google in 2007. She was appointed Vice President of Global Operations of YouTube in 2017 and continues to serve in this position. Google is multinational technology company focusing on artificial intelligence, online advertising, search engine technology, cloud computing, computer software, quantum computing, e-commerce, and consumer electronics. YouTube is an online video sharing and social media platform owned by Google. Age: 58; Director since 2021.

None of the directors have any familial relationships with any other directors or executives of the Company.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the Company as of December 31, 2023 were as follows:

Name	Age	Title
Leigh R. Fox	51	President and Chief Executive Officer
Joshua T. Duckworth	45	Chief Financial Officer
Christi H. Cornette	68	Chief Administrative Officer
Mary E. Talbott	55	Chief Legal Officer

Officers are elected annually but are removable in accordance with the Red Fiber Holding’s limited liability company agreement.

LEIGH R. FOX, President and Chief Executive Officer of the Company since May 31, 2017; President and Chief Operating Officer of the Company from September 2016 to May 2017; Chief Financial Officer of the Company from October 2013 to September 2016; Chief Administrative Officer of the Company from July 2013 to October 2013; Senior Vice President of Finance and Operations from December 2012 to July 2013; Vice President of Finance at Cincinnati Bell Technology Solutions Inc. (CBTS) from October 2008 to December 2012.

Form 10-K Part III	Cincinnati Bell Inc.

JOSHUA T. DUCKWORTH, Chief Financial Officer of the Company since December 1, 2021; Vice President of Treasury, Corporate Finance and Inventor Relations of the Company from October 2017 to December 1, 2021; Vice President, Investor Relations and Controller of the Company from July 2013 to October 2017; Assistant Treasurer and Director of Investor Relations for the Company from August 2012 to July 2013; Assistant Controller for the Company from August 2010 to August 2012; Deloitte & Touche LLP's audit practice from October 2004 to August 2010.

CHRISTI H. CORNETTE, Chief Administrative Officer of the Company since March 2023; Chief Culture Officer of the Company from June 2017 to March 2023; Senior Vice President, Marketing of the Company from August 2013 to June 2017; Vice President, Marketing of the Company from October 2008 to August 2013; Director of CBTS Marketing from October 2002 to October 2008.

MARY E. TALBOTT, Chief Legal Officer of the Company since March 2023; Deputy General Counsel of the Company from September 2022 to March 2023; Chief Legal Officer and Secretary for Gravity Diagnostics from September 2020 to May 2021; Senior Vice President, General Counsel and Corporate Secretary for Tennant Company from January 2019 to July 2020.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the 2023 compensation program established by the Compensation Committee, the Board and the Red Fiber Holdings shareholders (the "Compensation Approvers") for our named executive officers (“NEOs”). Our named executive officers for 2023 were:

Name	Position
Leigh R. Fox	President and Chief Executive Officer
Joshua T. Duckworth	Chief Financial Officer
Christi H. Cornette	Chief Administrative Officer
Mary E. Talbott(1)	Chief Legal Officer
Thomas E. Simpson(2)	Former Chief Operating Officer
Christopher J. Wilson(2)	Former Vice President and General Counsel

(1) Ms. Talbott was appointed Chief Legal Officer effective March 8, 2023.

(2) Messrs. Simpson and Wilson retired effective April 1, 2023.

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

Each year the Compensation Approvers establish a target annual incentive award opportunity for each NEO, which for 2023 was 100% of each officer’s annual salary.

Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Approvers. Payouts, if any, could range from 0% to 200% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance.

Form 10-K Part III	Cincinnati Bell Inc.

For 2023, the financial performance goals include Adjusted EBITDA (see below for a definition) and Capital Expenditures for the Network segment of the Company, which were key measures of profitability of the Company. The Compensation Approvers established the target Adjusted EBITDA goal at $319 million and the Capital Expenditures goal at $557 million.

Financial Objective	Threshold (50% Payout)	Adjusted Target (100% Payout)	Superior (200% Payout)	2023 Actual Results
Adjusted EBITDA	50%	$319 M	200%	$320 M
Capital Expenditures	50%	$557 M	200%	$601 M

For purposes of the annual incentive plan, Adjusted EBITDA was defined as operating loss (calculated in accordance with GAAP), plus depreciation, amortization, restructuring and severance related charges, transaction and integrations costs, transaction related employee retention agreements, employee contract termination costs, Hawaii wildfire costs, network expansion related costs, factoring expense, financial transformation project expenses and other special items.

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

Determination of the Target Compensation Levels

The Compensation Approvers determine target compensation levels based on competitive market data.

Form 10-K Part III	Cincinnati Bell Inc.

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

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2023.

COMPENSATION COMMITTEE of Red Fiber Holdings

Kelly C. Atkinson

Anton Z. Moldan

Form 10-K Part III	Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the 2021, 2022 and 2023 fiscal years.

Name, Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (b)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (c)	All Other Compensation ($) (d)	Total ($)
Leigh R. Fox	2023	690,100	—	—	—	2,260,113	13,552	9,900	2,973,665
President and	2022	690,100	—	—	—	1,479,765	—	12,200	2,182,065
Chief Executive Officer	2021	664,434	1,000,000	—	—	1,582,635	—	11,600	3,258,669
Joshua T. Duckworth	2023	380,000		—	—	516,020	—	9,900	905,920
Chief Financial Officer	2022	380,000	—	—	—	450,575	—	12,200	842,775
	2021	222,837	300,000	—	—	249,956	—	11,600	784,393
Christi H. Cornette	2023	403,142	—	—	—	554,833	42,949	13,200	1,014,124
Chief Administrative Officer	2022	403,142	—	—	—	481,709	—	7,735	892,586
	2021	377,250	450,000	—	—	541,803	—	11,600	1,380,653
Mary E. Talbott	2023	372,692	—	—	—	359,868	—	7,808	740,368
Chief Legal Officer
Thomas E. Simpson	2023	117,515	—	—	—	325,000	11,730	1,996,324	2,450,569
Former Chief Operating Officer	2022	477,405	—	—	—	638,115	—	11,058	1,126,578
	2021	465,104	700,000	—	—	721,214	—	11,600	1,897,918
Christopher J. Wilson	2023	108,865	—	—	—	200,000	50,047	1,129,598	1,488,510
Former Vice President	2022	390,411	—	—	—	488,947	—	11,094	890,452
and General Counsel	2021	380,352	375,000	—	—	556,904	—	11,600	1,323,856
(a)
The 2021 amounts reflect the cash payments made to the NEOs upon completion of the Merger.

Form 10-K Part III	Cincinnati Bell Inc.

(b)
Non-equity incentive plan compensation represents amounts earned under the Company’s annual incentive plan for the applicable year. In connection with the closing of the Merger, all participants (including the NEOs) in the Company’s 2021 annual incentive plan received a pro rata annual incentive payment based on the portion of the plan year elapsed prior to the effective time of the Merger and the Company’s determination of achievement of performance goals. The 2023 amounts also reflect the payment of 50% of the 2020-2022 restricted cash award upon the 18-month anniversary of the closing of the Merger. The 2022 amounts also reflect the payment of 25% of the 2020-2022 restricted cash award upon the six-month anniversary of the closing of the Merger. The 2021 amounts also reflect the payment of 25% of the 2020-2022 restricted cash award upon the closing of the Merger. The restricted cash awards are payable as follows: (i) 25% within 15 days following the closing of the Merger, (ii) 25% on the six-month anniversary of the closing of the Merger, and (iii) 50% on the 18-month anniversary of the closing of the Merger, generally subject to the executive’s continued employment on each payment date.
(c)
The amounts shown in this column for Messrs. Fox, Simpson and Wilson and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2023, 2022 and 2021, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (5.0% for 2023, 5.4% for 2022, and 2.7% for 2021) required under Accounting Standards Codification Topic (“ASC”) 960. The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Duckworth and Ms. Talbott are not entitled to any benefits under this plan. As a result of the higher discount rate in 2022, the 2022 actuarial present value of the qualified defined benefit plan decreased by $73,993 for Mr. Fox, $62,224 for Mr. Simpson, $97,407 for Ms. Cornette and $205,139 for Mr. Wilson versus 2021. As a result of the higher discount rate in 2021, the 2021 actuarial present value of the qualified defined benefit plan decreased by $9,215 for Mr. Fox, $7,564 for Mr. Simpson, $3,427 for Ms. Cornette and $19,074 for Mr. Wilson versus 2020. Pursuant to SEC rules, we are not permitted to report negative changes in pension value in the Summary Compensation Table. Thus, the negative change in pension value is reported in the table above as $0. None of the executives receive any preferential treatment or above-market interest under the Company’s retirement plans.
(d)
For each NEO, the amount includes the Company’s 401(k) match. Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants. For Messrs. Simpson and Wilson, the amounts also include the certain payments under their separation agreements dated March 27, 2023, which were payable upon their terminations.

Grants of Plan-Based Awards

The following table sets forth information concerning annual incentive grants to the NEOs during the year ended December 31, 2023:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold ($)	Target ($)	Maximum ($)
Leigh R. Fox
Annual cash incentive	345,050	690,100	1,380,200
Joshua T. Duckworth
Annual cash incentive	190,000	380,000	760,000
Christi H. Cornette
Annual cash incentive	201,571	403,142	806,284
Mary E. Talbott
Annual cash incentive	195,000	390,000	780,000
Thomas E. Simpson
Annual cash incentive	238,703	477,405	954,810
Christopher J. Wilson
Annual cash incentive	195,206	390,411	780,822

Form 10-K Part III	Cincinnati Bell Inc.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

During 2023, all of the NEOs were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the NEO’s base salary, annual incentive opportunities, entitlement to participate in the Company’s benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

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

The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2023 are described in Potential Payments upon Termination of Employment or a Change in Control.

Outstanding Equity Awards at Fiscal Year-End

Our NEOs did not hold any equity awards as of December 31, 2023 and therefore we have omitted this table.

Option Exercises and Stock Vested

Our NEOs did not hold any equity awards as of December 31, 2023 and therefore we have omitted this table.

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan. The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants. Messrs. Fox, Simpson and Wilson are not grandfathered participants and no longer accrue additional benefits under such plan based on current compensation or service. Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service. In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan. As a result, Mr. Duckworth and Ms. Talbott are not eligible to participate in the Management Pension Plan.

Form 10-K Part III	Cincinnati Bell Inc.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	100,406	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		100,406	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	531,185	—
	Non-Qualified Excess Plan (e)	12	28,274	—
	Total		559,459	—
Thomas E. Simpson	Qualified Defined Benefit Plan (d)	8	89,075	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		89,075	—
Christopher J. Wilson	Qualified Defined Benefit Plan (d)	10	334,828	—
	Non-Qualified Excess Plan (e)	10	138,414	—
	Total		473,242	—
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
(c)
If any of the above-identified executive officers had retired on December 31, 2023, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.
(d)
Management Pension Plan.
(e)
Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant’s account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2023 was 4.0% per annum.

Form 10-K Part III	Cincinnati Bell Inc.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2023 termination.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,380,200	—	—	—
	Annual Incentive (a)	710,113	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	36,591	—	—	—
	Total	2,126,904	—	—	—
Joshua T. Duckworth	Base Salary	760,000	—	—	—
	Annual Incentive (a)	391,020	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	36,591	—	—	—
	Total	1,187,611	—	—	—
Christi H. Cornette	Base Salary	806,284	—	—	—
	Annual Incentive (a)	414,833	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	14,082	—	—	—
	Total	1,235,199	—	—	—
Mary E. Talbott	Base Salary	780,000	—	—	—
	Annual Incentive (a)	359,868	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	23,134	—	—	—
	Total	1,163,002	—	—	—
(a)
NEOs employed as of December 31, 2023 are eligible to receive the annual incentive payment on the same terms and timing as actively employed participants. There is no forfeiture and no acceleration of any benefit. The amount shown reflects the actual amount earned under the 2023 incentive plan for NEOs.
(b)
If a sale of CBI occurred on December 31, 2023, the units under the LTIP would have no value because the investment return hurdles would not have been satisfied.
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

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits under their employment agreements described on page 140 above. If one of the four termination scenarios detailed in the above table and discussed below occurs, regardless of the termination scenario, the NEOs will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

Form 10-K Part III	Cincinnati Bell Inc.

If an executive is terminated by the Company without cause (an involuntary not for cause termination), the executive will be entitled to the following:

•
A lump-sum cash payment equal to 2.0 times the executive’s base salary;
•
Access to medical, dental and vision benefits following the executive’s termination of employment for a maximum period of 18 months. Employer will subsidize the cost of coverage at the same rate as was in effect for the employee until such time as the employee begins coverage under another employer's plan or 18 months, whichever occurs first. Employer may elect to provide a lump sum payment, less applicable withholding taxes in lieu of a monthly subsidy.
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

Under all of the termination scenarios in the preceding table, as of December 31, 2023, Mr. Fox and Ms. Cornette had certain “vested amounts” to which they were entitled as follows: Mr. Fox - $87,888 and Ms. Cornette - $424,787.

On April 1, 2023, Mr. Simpson's employment terminated and he was entitled to receive certain payments on the terms, and subject to the conditions, of his separation agreement dated March 27, 2023. The following table itemizes these separation payments:

Separation Payments - Thomas E. Simpson	Amount
Severance Payment	$1,954,810
Cash in lieu of basic benefits	$28,314

On April 1, 2023, Mr. Wilson's employment terminated and he was entitled to receive certain payments on the terms, and subject to the conditions, of his separation agreement dated March 27, 2023. The following table itemizes these separation payments:

Separation Payments - Christopher J. Wilson	Amount
Severance payment	$1,073,630
Cash in lieu of basic benefits	$42,768

Form 10-K Part III	Cincinnati Bell Inc.

CEO Pay Ratio

As required by the SEC, we are providing the following information about the relationship between the annual total compensation (“ATC”) of our employees and the ATC of Mr. Fox, our President and Chief Executive Officer (the “PEO”).

For 2023, our last completed fiscal year,

•
The ATC of the median employee of the Company was $84,338; and
•
The ATC for our PEO was $2,973,665

Based on this information, for 2023 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 35:1.

To identify the median employee, we took the following steps:

1.
As permitted under SEC rules, we may identify our median employee for purposes of providing pay ratio disclosure once every three years, provided that there has been no change in the employee population or employee compensation arrangements that we reasonably believe would result in a significant change to the 2023 pay ratio disclosure. We determined that there were no such changes to the employee population or compensation arrangements and therefore used the same median employee as we identified for 2022.
2.
Once we identified the median employee, we determined the ATC for the median employee in the same manner used to determine Mr. Fox’s ATC as reflected in the Summary Compensation Table in Compensation Tables, resulting in an ATC of $2,973,665.

Director Annual Compensation Program

The Director Annual Compensation Program provides for an annual retainer of $100,000 per director and is only payable to Colleen W. Hanabusa and John T. Komeiji. None of the other directors received compensation from the Company for their service on the board.

2023 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2023 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Colleen Hanabusa	100,000	—	—	100,000
John T. Komeiji	100,000	—	—	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2023, there were 100 common shares of the Company issued and outstanding, all of which were held by Red Fiber Parent. Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Directors and executive officers of the Company do not beneficially own any of the Company’s common shares.

As of December 31, 2023, the Company did not maintain any compensation plans (including any individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Form 10-K Part III	Cincinnati Bell Inc.

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

All related party transactions are required to be disclosed in the Company's applicable filings with the SEC under the SEC rules. In 2023, there were no related party transactions requiring disclosure.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) was the Company's Independent Registered Public Accounting Firm for the 2023 and 2022 fiscal years. Aggregate fees for professional services rendered by PwC for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Audit fees	$2,044,000	$1,950,000
Audit related fees	—	—
Tax fees	151,000	144,600
All other fees	4,000	7,400
Total	$2,199,000	$2,102,000

Audit Fees

For the years ended December 31, 2023 and 2022, the Company incurred audit fees from PwC of $2,044,000 and $1,950,000, respectively. The audit fees for the years ended December 31, 2023 and 2022 were in connection with the audit of the Company's annual financial statements and review of quarterly financial statements included in the Company's reports filed with the SEC. The audit of the Company's 2022 financial statements also included work related to the acquisition of Agile.

Audit Related Fees

None.

Tax Fees

Tax fees for the years ended December 31, 2023 and 2022 were incurred for services rendered by PwC related to the preparation of various tax filings and tax consultations.

All Other Fees

All other fees incurred in the years ended December 31, 2023 and 2022 were related to software license fees.

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

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of PwC to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2023 and 2022.

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.1)

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

(10.2)

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

(10.3)

Incremental Amendment to Credit Agreement dated as of May 3, 2023, by and among Red Fiber Parent LLC, Cincinnati Bell Inc., Goldman Sachs Bank USA, as administrative agent, and CoBank ACB, as the Term B-3 Lender (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 3, 2023, File No. 1-8519).

(10.4)

Third Amended and Restated Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities list on Schedule I thereto, as Originators, Cincinnati Bell Funding LLC and Cincinnati Bell Inc., as Servicer (Exhibit 99.1 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.5)

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

(10.6)

First Amendment to the Receivables Financing Agreement, dated as of November 21, 2018, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.2 to Current Report on Form 8-K, date of Report November 21, 2018, File No. 1-8519).

(10.7)

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

(10.8)

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

Form 10-K Part IV	Cincinnati Bell Inc.

(10.9)

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

(10.10)

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

(10.11)

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

(10.12)

Amended and Restated Receivables Financing Agreement, dated as of January 31, 2023, among Cincinnati Bell Funding LLC as Borrower, Cincinnati Bell Inc., as Servicer, the various Lenders, LC Participants and Group Agents from time to time party thereto, PNC Bank, National Association as the Administrator and LC Bank, and PNC Capital Markets LLC as Structuring Agent (Exhibit 99.2 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.13)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.14)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 9, 2019, File 1-8519).

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

(10.19)

Purchase and Sale Agreement, dated as of January 31, 2023, the Various Entities listed on Schedule I thereto, as Originators, CBTS Funding LLC, and CBTS Technology Solutions LLC, as Servicer (Exhibit 99.3 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.20)

Receivables Financing Agreement, dated as of January 31, 2023, CBTS Funding LLC and Cincinnati Bell Funding Canada LTD., as Borrowers, CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd, as Servicers, the Lenders and Group Agents from time to time party thereto, PNC Bank, National Association, as Administrator and LC Bank, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.21)

Amended and Restated Canadian Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities listed on Schedule I thereto, Cincinnati Bell Funding Canada Ltd., OnX Enterprise Solutions Ltd., as Servicer, and PNC Bank, National Association, as Administrator (Exhibit 99.5 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.22)

Receivables Purchase Agreement, dated as of January 31, 2023, by and among CBTS Funding LLC, as Seller, CBTS Technology Solutions LLC, as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets, LLC, as Structuring Agent (Exhibit 99.6 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.23)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.24)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.25)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.26)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.27)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.28)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.29)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).

(10.30)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File 1-8519).

(10.31)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 7, 2021.

(10.32)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth dated as of December 1, 2021.
(10.33)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 7, 2021.

(10.34)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Mary E. Talbott effective as of March 8, 2023.

(10.35)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 7, 2021.

(10.36)+	Release of Claims Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of March 27, 2023.

Form 10-K Part IV	Cincinnati Bell Inc.

(10.37)+	Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective as of September 7, 2021.

(10.38)+	Release of Claims Agreement between Cincinnati Bell Inc. and Christopher J. Wilson dated as of March 27, 2023.

(10.39)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.40)*

Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File 1-8519).

(10.41)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 15, 2019, File 1-8519).

(10.42)*	Employment Agreement between Cincinnati Bell Inc. and Angela J. Huber effective December 1, 2021 (Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

(14)

Code of Ethics for Senior Financial Officers, as adopted pursuant to Section 406 of Regulation S-K (Exhibit (10)(iii)(A)(15) to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-8519).

(21) +	Subsidiaries of the Registrant.
(24) +	Powers of Attorney.

(31.1) +	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)

(31.2) +	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a).

(97)*	Executive Compensation Recoupment/Clawback Policy effective as of January 1, 2011 (Exhibit 99.1 to Current Report on Form 8-K, date of Report October 29, 2010, File No. 1-8519).

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(a)(3) of the Instruction to Form 10-K.

(P) Paper exhibits

The Company's reports on Form 10-K, 10-Q, 8-K and other information are available free of charge at the following website: http://www.altafiber.com. The Company has ceased to be a registrant but continues to voluntarily file annual, quarterly and certain other information with the SEC due to contractual provisions included in certain indentures.

Form 10-K Part IV	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
Year 2023	$12.0	$9.1	$—	$3.4	$17.7
Year 2022	$3.6	$8.4	$—	$—	$12.0
September 8, 2021 to December 31, 2021 (remeasured upon Merger)	$—	$3.6	$—	$—	$3.6

Predecessor
January 1, 2021 to September 7, 2021	$23.0	$2.1	$—	$8.7	$16.4

Deferred Tax Valuation Allowance

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Successor
Year 2023	$15.7	$18.9	$(1.8)	$—	$32.8
Year 2022	$18.4	$(3.8)	$1.1	$—	$15.7
September 8, 2021 to December 31, 2021	$24.4	$(6.0)	$—	$—	$18.4

Predecessor
January 1, 2021 to September 7, 2021	$28.4	$—	$(4.0)	$—	$24.4

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 25, 2024	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	March 25, 2024
Leigh R. Fox	(Principal Executive Officer)

/s/ Joshua T. Duckworth	Chief Financial Officer	March 25, 2024
Joshua T. Duckworth	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	March 25, 2024
Suzanne E. Maratta	(Principal Accounting Officer)

Kelly C. Atkinson *	Director	March 25, 2024
Kelly C. Atkinson

Felix A. Bernshteyn*	Director	March 25, 2024
Felix A. Bernshteyn

Mikhail Y. Dyadyuk*	Director	March 25, 2024
Mikhail Y. Dyadyuk

F. Gregory Guerra*	Director	March 25, 2024
F. Gregory Guerra

Colleen W. Hanabusa*	Director	March 25, 2024
Colleen W. Hanabusa

John T. Komeiji*	Director	March 25, 2024
John T. Komeiji

Steven R. Kutos*	Director	March 25, 2024
Steven R. Kutos

/s/ Anton Z. Moldan	Director	March 25, 2024
Anton Z. Moldan

Christina M. Wire*	Director	March 25, 2024
Christina M. Wire

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer