Form 10-Q
period 2024-03-31
CINCINNATI BELL INC
filed 2024-05-24
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of March 31, 2024, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-K with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$271.6	$275.9

Costs and expenses
Cost of services and products, excluding items below	133.5	136.4
Selling, general and administrative, excluding items below	63.2	65.8
Depreciation and amortization	77.4	112.9
Restructuring and severance related charges	0.2	—
Transaction costs	0.1	—
Total operating costs and expenses	274.4	315.1
Operating loss	(2.8)	(39.2)
Interest expense	41.6	35.2
Other components of pension and postretirement benefit plans (benefit) expense	(0.5)	0.4
Other (income) expense, net	(30.0)	3.2
Loss from continuing operations before income taxes	(13.9)	(78.0)
Income tax expense (benefit)	33.8	(4.6)
Loss from continuing operations	(47.7)	(73.4)
Income from discontinued operations (net of tax)	6.8	3.5
Net loss	$(40.9)	$(69.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(40.9)	$(69.9)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2.6)	—
Defined benefit plans:
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.1)	(0.1)	(0.1)
Amortization of net actuarial gain included in net income, net of tax of ($0.2), ($0.2)	(0.7)	(0.8)
Total other comprehensive loss	(3.4)	(0.9)
Total comprehensive loss	$(44.3)	$(70.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2023	$2,116.1	$(350.8)	$28.2	$1,793.5
Net loss	—	(40.9)	—	(40.9)
Other comprehensive loss	—	—	(3.4)	(3.4)
Balance at March 31, 2024	$2,116.1	$(391.7)	$24.8	$1,749.2

Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(69.9)	—	(69.9)
Other comprehensive loss	—	—	(0.9)	(0.9)
Balance at March 31, 2023	$1,716.1	$(228.0)	$18.6	$1,506.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3.6	$7.8
Receivables, less allowances of $14.7 and $14.8	91.1	94.1
Inventory, materials and supplies	88.1	88.6
Prepaid expenses	29.7	25.7
Other current assets	20.4	20.7
Current assets held for sale from discontinued operations	347.5	460.0
Total current assets	580.4	696.9
Property, plant and equipment, net	2,461.1	2,385.7
Operating lease right-of-use assets	65.0	63.9
Goodwill	566.7	566.7
Intangible assets, net	399.6	415.7
Deferred income tax assets	—	3.5
Other noncurrent assets	68.4	52.9
Noncurrent assets held for sale from discontinued operations	572.5	570.2
Total assets	$4,713.7	$4,755.5
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$22.1	$20.4
Accounts payable	159.0	188.9
Unearned revenue and customer deposits	47.6	46.7
Accrued taxes	8.7	8.9
Accrued interest	5.6	3.6
Accrued payroll and benefits	20.7	35.0
Other current liabilities	33.4	42.0
Current liabilities held for sale from discontinued operations	318.7	338.5
Total current liabilities	615.8	684.0
Long-term debt, less current portion	1,872.4	1,830.1
Operating lease liabilities	61.2	60.2
Pension and postretirement benefit obligations	126.9	127.9
Pole license agreement obligation	40.1	40.8
Deferred income tax liability	42.3	5.4
Other noncurrent liabilities	126.0	127.9
Noncurrent liabilities held for sale from discontinued operations	79.8	85.7
Total liabilities	2,964.5	2,962.0
Shareowners’ equity
Additional paid-in capital	2,116.1	2,116.1
Accumulated deficit	(391.7)	(350.8)
Accumulated other comprehensive income	24.8	28.2
Total shareowners' equity	1,749.2	1,793.5
Total liabilities and shareowners’ equity	$4,713.7	$4,755.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(40.9)	$(69.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83.1	133.3
Provision for loss on receivables	2.4	2.8
Unrealized (gain) loss on interest rate swaps	(15.0)	10.4
Noncash portion of interest expense	2.1	1.6
Deferred income taxes	32.8	(13.8)
Pension and other postretirement payments in excess of expense	(2.4)	(1.6)
Other, net	(4.8)	(0.9)
Changes in operating assets and liabilities:
Decrease in receivables	115.4	60.7
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	3.5	3.0
Decrease in accounts payable	(32.7)	(74.1)
Decrease in accrued and other current liabilities	(14.3)	(24.7)
Increase in other noncurrent assets	(5.2)	(2.4)
Increase in other noncurrent liabilities	3.6	2.2
Net cash provided by operating activities	127.6	26.6
Cash flows from investing activities
Capital expenditures	(159.5)	(143.7)
Insurance proceeds received for damage to equipment	3.2	0.1
Other, net	(0.2)	(2.8)
Net cash used in investing activities	(156.5)	(146.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	7.5	6.3
Net increase in corporate credit facility with initial maturities less than 90 days	29.3	77.0
Proceeds from borrowings on receivables facilities	389.7	608.3
Payments on receivables facilities	(379.6)	(560.9)
Repayment of debt	(8.5)	(6.5)
Payment of debt issuance costs	(0.1)	(1.5)
Net cash provided by financing activities	38.3	122.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	9.4	2.9
Cash, cash equivalents and restricted cash at beginning of period	12.5	12.9
Cash, cash equivalents and restricted cash at end of period	$21.9	$15.8
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$2.5	$0.9
Acquisition of property on account	$71.4	$90.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. As of March 31, 2024, we operate our business through one segment, Network. All revenue reported in the Network segment is generated from U.S. operations.

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

The Company’s Condensed Consolidated Balance Sheet as of March 31, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

The pending sale of the CBTS and OnX businesses (the "Disposal Group") represents a strategic shift in our business. Therefore, assets, liabilities and results of operations from the Disposal Group will be reported as discontinued operations in our financial statements. Accordingly, the Company has recast its prior period financial position and results of operations to be comparable with the current discontinued operations presentation with the exception of the Condensed Consolidated Statements of Cash Flows. See Note 2 for all required disclosures.

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification 805 (“ASC 805”), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its Condensed Consolidated Financial Statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 3 for disclosures related to mergers and acquisitions.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the quarter ended March 31, 2024 and 2023, results of operations of DAO were nominal.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of March 31, 2024 consists of funds held in an escrow account for the payment of an invoice and funds held by DAO. Restricted cash as of December 31, 2023 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3.6	$7.8
Cash and cash equivalents included in Current assets held for sale from discontinued operations	8.2	1.3
Restricted cash included in Other noncurrent assets	10.1	3.4
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$21.9	$12.5

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

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. In the first quarter of 2024, the Company received insurance reimbursements of $3.0 million related to the physical loss and damage claims and recorded the amount to "Other (income) expense, net" on the Condensed Consolidated Statements of Operations. As of March 31, 2024, the Company has a general liability recorded related to this matter of $2.2 million, of which $0.2 million is recorded in "Other current liabilities" and $2.0 million is recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had a general liability recorded related to this matter of $4.0 million, of which $2.0 million was recorded in "Other current liabilities" and $2.0 million was recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, an offsetting receivable of $2.0 million associated with amounts expected to be reimbursed by insurance has been recorded in "Other noncurrent assets" in the Condensed Consolidated Balance Sheets.

In October 2023, attorneys filed a Second Amended Complaint in a proposed class action lawsuit filed in Hawaii state court, adding the Company along with other telecommunications companies and private and public landowners. Legal expenses of $2.0 million related to this matter have been recorded in the first quarter of 2024.

In the fourth quarter of 2023, the Company committed $2.5 million to a voluntary fund that would be used to pay victims of death or serious physical injury from the wildfires on Maui and is recorded in "Accounts payable" in the Condensed Consolidated Balance Sheets as of December 31, 2023. The contribution was funded in the first quarter of 2024.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended March 31, 2024 for continuing operations was an expense of $33.8 million, despite a reported loss before income tax of $13.9 million. The tax expense reported is significantly higher than the $2.9 million benefit expected at statutory rates due primarily to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $16.4 million was recorded in the current reporting period to record a deferred tax liability for the tax effect of the difference between book basis and tax basis of the Disposal Group. In addition, $20.0 million of tax expense, of which $18.5 million was discrete, was recorded in the current reporting period to increase valuation allowances on deferred tax assets related to federal net operating loss carryforwards.

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

Segments — The Company provides products and services that can be categorized as Data, Video, Voice or Other that represent 100% of the Company’s consolidated sales from continuing operations. Since the February 2, 2024 definitive purchase agreement with TowerBrook (Note 2), the Company aggregates its products and services delivered across all geographical markets into one reportable segment due to the products and services having similar economic characteristics with similar long-term financial performance. In addition, the Company’s geographical markets offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of capital required to build the network to deliver the services from similar (and in many cases identical) vendors, and serve similar types of customers. Operating divisions are organized primarily on a legal entity basis so that the operating division management team can be responsive to local needs and can execute company strategic plans and initiatives throughout the locations in their operating division. The legal entity basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally. All of the Company’s continuing operations are domestic.

Recently Issued Accounting Standards

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

2. Discontinued Operations

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the Disposal Group from the Company for a purchase price of $670.0 million. The Purchase Agreement is subject to customary closing conditions and is expected to close in the second half of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2024. As a result, the Company will report the assets and the liabilities that are included in the Disposal Group as held for sale and the operations as discontinued in the first quarter of 2024. The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, that were previously reported in the IT Services and Hardware Segment that will be retained by the continuing operation and excluded from the Disposal Group have been reported in the Network segment for the three months ended March 31, 2024 and 2023.

All depreciation and amortization expense associated with intangible assets, property, plant and equipment and right of use assets associated with the Disposal Group ceased as of February 2, 2024.

Financial results of the Disposal Group for the three months ended March 31, 2024 and 2023 reported as Income from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2024	2023
Revenue	$184.3	$177.3
Costs and expenses
Cost of services and products, excluding items below	122.3	121.1
Selling, general and administrative, excluding items below	43.9	39.6
Depreciation and amortization	5.7	20.4
Restructuring and severance related charges	0.4	0.2
Transaction costs	4.1	—
Total operating costs and expenses	176.4	181.3
Operating income (loss)	7.9	(4.0)
Interest expense	0.4	0.3
Other income, net	(0.9)	(0.1)
Income (loss) before income taxes	8.4	(4.2)
Income tax expense (benefit)	1.6	(7.7)
Net income from discontinued operations	$6.8	$3.5

The Disposal Group's assets and liabilities presented as discontinued operations as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$8.2	$1.3
Receivables, less allowances of $2.9 and $2.9	284.8	400.9
Inventory, materials and supplies	10.0	18.8
Prepaid expenses	30.2	27.6
Other current assets	14.3	11.4
Total current assets from discontinued operations	347.5	460.0
Property, plant and equipment, net	75.0	73.4
Goodwill	153.5	154.3
Intangible assets, net	295.4	300.2
Deferred income tax assets	2.6	2.8
Other noncurrent assets	46.0	39.5
Total noncurrent assets from discontinued operations	572.5	570.2
Total assets from discontinued operations	$920.0	$1,030.2
Liabilities
Current liabilities
Current portion of long-term debt	$6.3	$6.7
Accounts payable	238.8	264.9
Unearned revenue and customer deposits	32.8	25.3
Accrued taxes	3.6	4.3
Accrued payroll and benefits	14.7	16.5
Other current liabilities	22.5	20.8
Total current liabilities from discontinued operations	318.7	338.5
Long-term debt, less current portion	4.9	6.3
Deferred income tax liability	43.9	52.3
Other noncurrent liabilities	31.0	27.1
Total noncurrent liabilities from discontinued operations	79.8	85.7
Total liabilities from discontinued operations	$398.5	$424.2

The following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization	$5.7	$20.4
Capital expenditures	(4.3)	(4.3)

3. Mergers and Acquisitions

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

Acquisition of Ohio Transparent Telecom Inc.

On April 17, 2023 ("OTT Acquisition Date"), the Company acquired 100% of Ohio Transparent Telecom Inc. ("OTT"), a private company that provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan for an aggregate purchase price of $3.3 million, consisting of $3.2 million in cash and $0.1 million in contingent consideration. The services and solutions provided by OTT will complement the services offered by Agile, which the Company acquired in the second quarter of 2022.

The valuation of the assets acquired and liabilities assumed was based on estimated fair values at the OTT Acquisition Date. The allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed reflects various fair value estimates and analyses, including work performed by third-party valuation specialists. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is complete.

In connection with this acquisition, the Company recorded goodwill of $1.1 million attributable to an acquired workforce with industry expertise in addition to other expected synergies with Agile. The amount of goodwill related to this acquisition is deductible for income tax purposes.

Acquisition of Lawrenceburg Fiber Assets

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million consisting of $2.8 million in cash and $0.2 million in contingent consideration. The Company accounted for the Lawrenceburg fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets.

4. Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Strategic, Legacy and Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. The products and services within the Strategic and Legacy categories can be further categorized as either Data, Video or Voice. Strategic and Legacy revenue include both residential and commercial customers.

As a result of the Purchase Agreement, revenue contributed by Hawaii operations and certain Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment.

Residential customers have implied month-to-month contracts. Commercial customers, with the exception of contracts associated with the Southeast Asia to United States ("SEA-US") trans-Pacific submarine cable system, typically have contracts with an initial duration of one to five years and automatically renew on a month-to-month basis. Customers are invoiced on a monthly basis for services rendered. Contracts for projects that are included within the Other revenue stream are typically short in duration and less than one year. Contracts associated with the SEA-US cable system typically range from 15 to 25 years and payment is prepaid.

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

As of March 31, 2024, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $176.2 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Nine months ended December 31, 2024	$13.3
2025	17.9
2026	18.4
2027	18.6
2028	9.4
Thereafter	98.6

Network

The Company has identified four distinct performance obligations in the Network segment, namely Data, Video, Voice and Other. For each of the Data, Video and Voice services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Video and Voice are identified to be a series of distinct services. Services provided by the Network segment can be categorized into three main categories that include Strategic, Legacy and Other. The Strategic and Legacy categories may include one or more of the aforementioned performance obligations. Data services include internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal, IRU revenue and revenue associated with the SEA-US cable system. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment. Voice services include traditional and fiber voice lines, switched access, digital trunking, consumer and business long distance calling, and, as a result of the Purchase Agreement, certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees such franchise fees and regulatory fees, subsidized fiber build projects and other fees that are generally nonrecurring in nature. As a result of the Purchase Agreement, Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting. The sale of hardware and maintenance contracts is recognized at a point in time while transfer of control of the other services and products is evaluated on an individual project basis and can occur over time or at a point in time.

The Company uses multiple methods to determine stand-alone selling prices in the Network segment. For Internet products categorized as Strategic, included within the Data performance obligation, and Video, market rate is the primary method used to determine stand-alone selling prices. For Enterprise Fiber products categorized as Strategic, included within the Data performance obligation, and Voice, Legacy Data and Other performance obligations, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.

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

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is either shipped or delivered in accordance with the terms of the contract. For certain projects within Voice and Other, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and, therefore, has not evaluated whether shipping and handling activities are promised services to its customers.

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Data, Voice and Video product offerings in the Network segment in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Voice services that require us to incur installation and provisioning expenses and are amortized over the average contract term. Customer churn rates and average contract term assumptions are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

The Company recognizes an asset for the incremental costs of acquiring a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that certain sales incentive programs related to Data, Voice and Video services meet the requirements to be capitalized. The contract asset established for the costs of acquiring a contract is recorded to “Other noncurrent assets.” Sales incentives are amortized ratably over the period that services are delivered using either an average churn rate or average contract term, both representative of the expected period of benefit of the asset capitalized. Customer churn rates and average contract term assumptions are reviewed on an annual basis. The related amortization expense is recorded to “Selling, general and administrative.”

Management has elected to use the practical expedient detailed in ASC 340-40-25-4 to expense any costs to fulfill a contract and costs to obtain a contract as they are incurred when the amortization period would have been one year or less. This practical expedient has been applied to fulfillment costs that include installation costs associated with wiring projects. In addition, this practical expedient has been applied to acquisition costs associated with revenue from certain Voice projects.

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2023*	$4.8	$18.6	$23.4
Additions	0.6	2.7	3.3
Amortization	(0.4)	(1.7)	(2.1)
Balance as of March 31, 2024	5.0	19.6	24.6

*The beginning balance includes amounts transferred from the Disposal Group for fulfillment costs and costs of acquisition of $0.9 million and $0.3 million, respectively.

The Company recognizes a liability for cash received up-front for IRU contracts. At March 31, 2024 and December 31, 2023, $4.1 million of contract liabilities were included in "Other current liabilities." At March 31, 2024 and December 31, 2023, $78.5 million and $79.5 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Data	$141.5	$135.7
Video	45.2	45.5
Voice	59.3	66.7
Other	25.6	28.0
Total Revenue	$271.6	$275.9

5. Goodwill and Intangible Assets

Goodwill

As of March 31, 2024 and December 31 2023, the goodwill balance totaled $566.7 million. The goodwill balance as of December 31, 2023 is adjusted to reflect the goodwill reclassified to the Network segment from the Disposal Group based on the relative fair value of the retained operations for all comparable periods. No impairment losses were recognized in goodwill for the three months ended March 31, 2024 and 2023.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(165.0)	$380.0	$545.0	$(150.6)	$394.4
Trade names	22.4	(17.6)	4.8	22.4	(15.8)	6.6
Technology	1.1	(0.3)	0.8	1.1	(0.3)	0.8
Total	568.5	(182.9)	385.6	568.5	(166.7)	401.8
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.2	—	7.2	7.1	—	7.1
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.5	$(182.9)	$399.6	$582.4	$(166.7)	$415.7

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $16.2 million and $17.3 million for the three months ended March 31, 2024 and 2023, respectively. No impairment losses were recognized on intangible assets for the three months ended March 31, 2024 and 2023.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ended March 31, 2024	$46.3
2025	53.4
2026	48.9
2027	44.4
2028	39.8
Thereafter	152.8
Total	$385.6

6. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2024	December 31, 2023
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	6.5	6.5
Credit Agreement - Term B-3 Loans	2.0	2.0
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Finance lease liabilities	8.1	6.4
Current portion of long-term debt	22.1	20.4
Long-term debt, less current portion:
Network Receivables Facility	31.1	36.1
CBTS Receivables Facility	224.7	209.9
Credit Agreement - Revolving Credit Facility	181.8	152.5
Credit Agreement - Term B-1 Loans	483.8	485.0
Credit Agreement - Term B-2 Loans	628.9	630.5
Credit Agreement - Term B-3 Loans	196.5	197.0
Various Cincinnati Bell Telephone notes (1)	94.8	95.1
Paniolo Fiber Assets Financing Arrangement	21.2	21.4
Digital Access Ohio Advance	10.3	6.3
Finance lease liabilities	37.6	36.4
	1,910.7	1,870.2
Net unamortized discount	(5.2)	(5.5)
Unamortized note issuance costs	(33.1)	(34.6)
Long-term debt, less current portion	1,872.4	1,830.1
Total debt	$1,894.5	$1,850.5
(1)
As of March 31, 2024 and December 31, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $6.9 million and $7.2 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had $181.8 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $218.2 million available for borrowings as of March 31, 2024. The revolving credit facility matures in September 2026, and the Term B-1 Loans, Term B-2 Loans and Term B-3 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of March 31, 2024, the Company had $31.1 million in borrowings and $23.8 million of letters of credit outstanding under the Network Receivables Facility, leaving $0.1 million remaining availability on the total borrowing capacity of $55.0 million. As of March 31, 2024, the Company had $224.7 million in borrowings and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $0.1 million remaining availability on the total borrowing capacity of $225.0 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Network Receivables Facility is subject to renewal in January 2025 and has a termination date in January 2026. In the first quarter of 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025 and replace CDOR, the benchmark rate of interest for borrowings denominated in Canadian dollars, with the Canadian Overnight Repo Rate Average ("CORRA"). As a result of the amendment, borrowings denominated in Canadian dollars under the CBTS Receivables Facility will bear interest based on CORRA plus 1.6%. All other material terms and conditions of the CBTS Receivables Facility were unchanged by the amendment.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. The CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of March 31, 2024, the outstanding balance of certain accounts receivable sold, rather than borrowed against, was $23.7 million.

7. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2024	December 31, 2023
Operating lease assets, net of amortization	Operating lease right-of-use assets	$65.0	$63.9
Finance lease assets, net of amortization	Property, plant and equipment, net	14.8	9.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.5	9.5
Noncurrent operating lease liabilities	Operating lease liabilities	61.2	60.2
Total operating lease liabilities		70.7	69.7
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	8.1	6.4
Noncurrent finance lease liabilities	Long-term debt, less current portion	37.6	36.4
Total finance lease liabilities		$45.7	$42.8

.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1.1	$1.0
Operating cash flows from operating leases	$2.8	$3.2
Financing cash flows from finance leases	$5.0	$3.6
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$5.6	$2.4
New finance leases	$6.1	$3.8

*Supplemental cash flows information includes cash flows from discontinued operations.

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

In the first quarter of 2024, the Company entered into a forward starting non-amortizing interest rate swap to convert variable rate debt to fixed rate debt. The interest rate swap has a notional amount of $200.0 million resulting in interest payments based on an average fixed rate per swap of 4.3030%, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swap expires in July 2025.

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

As of March 31, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2024	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$14.0	$—	$14.0	$—
Interest Rate Swap	Other noncurrent assets	$5.4	$—	$5.4	$—
Interest Rate Cap	Other current assets	$4.3	$—	$4.3	$—
Interest Rate Cap	Other noncurrent assets	$0.6	$—	$0.6	$—

As of December 31, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2023	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$10.7	$—	$10.7	$—
Interest Rate Swap	Other noncurrent assets	$1.8	$—	$1.8	$—
Interest Rate Cap	Other current assets	$3.2	$—	$3.2	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—
Interest Rate Cap	Other noncurrent liabilities	$2.6	$—	$2.6	$—

The following table summarizes the location of (gains) losses in the Condensed Consolidated Statements of Operations that were recognized during the three months ended March 31, 2024 and 2023, in addition to the derivative contract type:

		Three Months Ended March 31,
(dollars in millions)	Statement of Operations Location	2024	2023
Interest Rate Swap	Other (income) expense, net	$(15.1)	$5.8
Interest Rate Cap	Other (income) expense, net	$(5.8)	$2.4

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2024 and December 31, 2023, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2024		December 31, 2023
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,881.9	$1,871.6	$1,842.3	$1,815.1
Other financing arrangements	42.9	37.9	43.6	37.7

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2024 and December 31, 2023, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2024, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9. Pension and Postretirement Plans

As of March 31, 2024, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

On December 31, 2023, the cash balance pension plan for nonunion employees ("HTMPP") under the Hawaii plans was merged into the management pension plan ("CBMPP") under the Cincinnati Plans. Pension plan assets and liabilities in the HTMPP were transferred to the CBMPP and remeasured at December 31, 2023.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2024 and 2023.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended March 31,
	2024	2023	2024	2023
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.1	5.5	1.2	1.3
Expected return on plan assets	(5.7)	(5.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	—	(0.1)	(0.9)	(0.9)
Pension / postretirement (benefit) cost	$(0.6)	$0.2	$0.2	$0.3

Amortization of prior service benefit and actuarial gain in the three months ended March 31, 2024 and 2023 represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2024, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.4 million. For the three months ended March 31, 2023, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.4 million. Based on current assumptions, contributions are expected to be approximately $1 million to the qualified pension plans and approximately $2 million to the non-qualified pension plans in 2024.

For the three months ended March 31, 2024 and 2023, contributions to our postretirement plans were $1.6 million and $1.4 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2024.

10. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Loss	Total
Balance as of December 31, 2023	$33.2		$(5.0)	$28.2
Reclassifications, net	(0.8)	(a)	—	(0.8)
Foreign currency loss	—		(2.6)	(2.6)
Balance as of March 31, 2024	$32.4		$(7.6)	$24.8

Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(0.9)	(a)	—	(0.9)
Balance as of March 31, 2023	$26.2		$(7.6)	$18.6

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

11. Restructuring and Severance

Liabilities have been established for employee separations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2023	$9.7	$0.5	$10.2
Charges	0.2	—	0.2
Utilizations	(6.3)	(0.1)	(6.4)
Balance as of March 31, 2024	$3.6	$0.4	$4.0

Restructuring and severance charges recorded in the first quarter of 2024 in the Network segment are associated with initiatives to reduce and contain costs. At March 31, 2024 and December 31, 2023, $4.0 million and $10.2 million, respectively, of the restructuring liabilities were included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.

12. Business Segment Information

The Network segment serves customers in the Greater Cincinnati region through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand. In May 2022, the Company acquired Agile and includes Agile’s financial results in the Network segment. As of March 31, 2024, we operate our business through one segment. The Network segment is a strategic business unit that offer distinct products and services and is aligned with the Company's internal management structure and reporting.

The Network segment provides products and services that can be categorized as Data, Video, Voice or Other. Data products include high-speed internet access, digital subscriber lines, ethernet, SONET, dedicated internet access, wavelength, digital signal and IRU. Video services provide our customers access to over 400 entertainment channels, over 150 high-definition channels, parental controls, HD DVR, Video On-Demand and access to a live TV streaming application. Voice represents traditional voice lines as well as fiber voice lines, consumer and business long distance, switched access and digital trunking. Other services consist of revenue generated from wiring projects for enterprise customers, advertising, directory assistance, maintenance, information services, net hardware sales in Hawaii and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract.

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense and the relative size of the segment.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Revenue
Network	$271.6	$275.9
Total revenue	$271.6	$275.9
Operating (loss) income
Network	$3.8	$(29.8)
Corporate	(6.6)	(9.4)
Total operating loss	$(2.8)	$(39.2)
Expenditures for long-lived assets*
Network	$155.3	$142.0
Corporate	—	0.1
Total expenditures for long-lived assets	$155.3	$142.1
Depreciation and amortization
Network	$77.4	$112.8
Corporate	—	0.1
Total depreciation and amortization	$77.4	$112.9

* Includes cost of acquisitions

(dollars in millions)	March 31, 2024	December 31, 2023
Assets
Network	$3,661.7	$3,597.2
Total assets from discontinued operations	920.0	1,030.2
Corporate and eliminations	132.0	128.1
Total assets	$4,713.7	$4,755.5

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

altafiber Brand

In March 2022, the Company announced that we would begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change will not impact our Hawaiian Telcom business.

Executive Summary

Cincinnati Bell Inc. and its consolidated subsidiaries ("altafiber," "Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. Through our Network segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network.

Consolidated revenue totaling $271.6 million for the three months ended March 31, 2024 decreased $4.3 million compared to the same period in 2023 as increased Strategic revenue of $11.9 million primarily due to the increase in the Strategic Internet subscriber base was more than offset by the decrease in Legacy revenue of $13.8 million. In addition, Other revenue decreased $2.4 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in hardware sales and revenue associated with nonrecurring subsidized fiber build projects which more than offset increased revenue from professional services projects.

Operating loss for the three months ended March 31, 2024 and 2023 was $2.8 million and $39.2 million, respectively. Lower operating loss for the three months ended March 31, 2024 compared to the same period in 2023 is primarily due to lower depreciation and amortization expenses due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023, as well as declining amortization expense on certain intangibles. In addition, Corporate SG&A costs in the three months ended March 31, 2023 include $3.1 million related to employee contract termination costs.

Interest expense increased $6.4 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher interest rates on the Company's variable-rate borrowings in addition to interest expense incurred on the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the CBTS Receivables Facility. The increase in interest expense was partially offset by decreased borrowings on the Revolving Credit Facility due 2026 in the three months ended March 31, 2024 compared to the same period in 2023.

Other components of pension and postretirement benefit plans expense decreased for the three months ended March 31, 2024 compared to the same period in 2023 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in decreased expense due to lower interest cost on projected benefit obligations and increased benefit from expected return on plan assets.

Other (income) expense, net totaled income of $30.0 million for the three months ended March 31, 2024 primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $20.9 million in the three months ended March 31, 2024. In addition, in the three months ended March 31, 2024, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement and received insurance reimbursements of $3.0 million related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Other (income) expense, net totaled expense of $3.2 million for the three months ended March 31, 2023 due to recording losses associated with the Company's interest rate swap agreements and interest rate cap agreements of $8.2 million which were partially offset by recording a patronage distribution of $5.0 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement.

Loss from continuing operations before income taxes totaled $13.9 million for the three months ended March 31, 2024 resulting in a decrease in the loss of $64.1 million compared to the same period in 2023 as the decrease in operating loss and favorable change to other (income) expense, net more than offset higher interest expense in the three months ended March 31, 2024 compared to the same period in the prior year.

The income tax provision for the three months ended March 31, 2024 for continuing operations was an expense of $33.8 million, despite a reported loss before income tax of $13.9 million. The tax expense reported is significantly higher than the $2.9 million benefit expected at statutory rates due primarily to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $16.4 million was recorded in the reporting period in order to record a deferred tax liability for the tax effect of the difference between book basis and tax basis in the Disposal Group. In addition, $20.0 million of tax expense, of which $18.5 million was discrete, was recorded in the current reporting period to increase valuation allowances on deferred tax assets related to federal net operating loss carryforwards.

In the three months ended March 31, 2023, the tax benefit reported in continuing operations was significantly lower than the tax benefit expected at statutory rates due primarily to valuation allowances recorded in the period.

Network

The Network segment provides products and services that are categorized as Strategic, Legacy or Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will be doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, except its video service, which currently is only available on the island of Oahu. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

As a result of the Purchase Agreement, revenue contributed by Hawaii operations and certain Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment for the three months ended March 31, 2024 and 2023.

Strategic products include internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data, as well as video. The Company is able to deliver speeds of up to one gigabit per second to nearly 80% of the Cincinnati ILEC operating territory and more than 50% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include internet access for speeds of less than 100 megabits per second, traditional voice lines, consumer and business long distance, switched access, digital trunking, DSL, DS0, DS1, DS3 and other value-added services such as caller identification, voicemail, call waiting and call return. As a result of the Purchase Agreement, Legacy products also include certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services.

Other revenue is comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees such as franchise fees and regulatory fees, other fees that are generally nonrecurring in nature, and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. As a result of the Purchase Agreement, Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting.

Network, continued

	Three Months Ended March 31,
(dollars in millions)	2024	2023	Change	% Change
Revenue:
Data	$141.5	$135.7	$5.8	4%
Video	45.2	45.5	(0.3)	(1)%
Voice	59.3	66.7	(7.4)	(11)%
Other	25.6	28.0	(2.4)	(9)%
Total Revenue	271.6	275.9	(4.3)	(2)%
Operating costs and expenses:
Cost of services and products	133.5	136.4	(2.9)	(2)%
Selling, general and administrative	56.7	56.5	0.2	0%
Depreciation and amortization	77.4	112.8	(35.4)	(31)%
Restructuring and severance related charges	0.2	—	0.2	n/m
Total operating costs and expenses	267.8	305.7	(37.9)	(12)%
Operating income (loss)	$3.8	$(29.8)	$33.6	n/m
Operating margin	1.4%	(10.8)%		12.2 pts
Capital expenditures	$155.2	$139.3	$15.9	11%

	March 31,
Metrics information (in thousands):	2024	2023	Change	% Change
Cincinnati
Strategic
Internet*	342.0	295.7	46.3	16%

Video	120.5	122.2	(1.7)	(1)%

Enterprise Fiber - Ethernet Bandwidth	13,526	11,450	2,076	18%

Units passed FTTP**	800.1	734.6	65.5	9%

Legacy
Internet***	34.2	58.3	(24.1)	(41)%

Voice Lines	212.6	229.7	(17.1)	(7)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP). In the first quarter of 2024, the Company updated the definition and reporting method used to calculate units passed in Cincinnati. Units passed as of March 31, 2023 has also been updated to reflect the change in definition and reporting method.

*** Internet speeds of less than 100mbps

Network, continued

	March 31,
Metrics information (in thousands):	2024	2023	Change	% Change
Hawaii
Strategic
Internet*	91.4	75.1	16.3	22%

Video	33.8	35.5	(1.7)	(5)%

Enterprise Fiber - Ethernet Bandwidth	7,032	5,284	1,748	33%

Units passed FTTP**	354.4	284.4	70.0	25%

Legacy
Internet***	27.8	35.2	(7.4)	(21)%

Voice Lines	134.4	147.4	(13.0)	(9)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands

*** Internet speeds of less than 100mbps

Revenue

	Three Months Ended March 31,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$65.2	$14.4	$79.6	$55.3	$11.7	$67.0
Enterprise Fiber	24.0	13.7	37.7	26.1	12.0	38.1
Video	37.9	7.3	45.2	37.6	7.9	45.5
Total Strategic	127.1	35.4	162.5	119.0	31.6	150.6
Legacy
Voice	35.6	23.7	59.3	41.1	25.6	66.7
Internet	6.9	4.1	11.0	10.7	4.8	15.5
Data	7.5	5.7	13.2	8.4	6.7	15.1
Total Legacy	50.0	33.5	83.5	60.2	37.1	97.3
Other	9.0	16.6	25.6	10.7	17.3	28.0
Total Network revenue	$186.1	$85.5	$271.6	$189.9	$86.0	$275.9

Strategic

Strategic revenue for the three months ended March 31, 2024 increased $11.9 million compared to the same period in 2023 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base adding 11,500 strategic internet subscribers in Cincinnati and 4,000 strategic internet subscribers in Hawaii. In Hawaii, we continue to build fiber at an accelerated pace which enabled us to pass 15,400 FTTP addresses during the three months ended March 31, 2024. In Cincinnati, we passed 8,500 FTTP addresses, primarily to multi-dwelling units and in markets adjacent to Cincinnati. The Average Revenue Per User (“ARPU”) for the three months ended March 31, 2024 increased for internet in both Cincinnati and Hawaii compared to the comparable period in 2023 primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three months ended March 31, 2024 decreased $0.4 million compared to the same period in the prior year primarily due to decreased revenue in Cincinnati as a result of pricing pressures to provide higher speeds at a lower cost. This was partially offset by increased revenue contributed by Agile of $0.6 million in the three months ended March 31, 2024 compared to the same period in 2023. Hawaii revenue increased $1.7 million primarily due to increased revenue associated with an IRU contract and the SEA-US cable system. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 18% and 33% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively.

Network, continued

Legacy

Legacy revenue decreased $13.8 million for the three months ended March 31, 2024 compared to the same period in 2023 due to the decline in voice lines and internet subscribers. Voice lines declined 7% and 9% in Cincinnati and Hawaii, respectively, as the traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three months ended March 31, 2024 compared to the same period in 2023 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue decreased $2.4 million for the three months ended March 31, 2024 compared to the same period in the prior year as increased revenue of $1.1 million related to professional services projects was more than offset by decreased hardware sales of $2.5 million for the three months ended March 31, 2024 compared to the same period in 2023. In addition, revenue from nonrecurring subsidized fiber build projects in Cincinnati and Hawaii totaled $0.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Operating Costs and Expenses

Cost of services and products decreased $2.9 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to decreases in payroll related costs, operating materials and network related expenses which more than offset increases in contract services costs. Payroll related costs decreased $2.3 million due to a change in policy related to accrued vacation for union employees in Hawaii that resulted in a favorable impact to expense in addition to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2023. The decrease in operating materials of $1.0 million is primarily due to decreased purchases associated with the expansion of our fiber network while network related costs decreased $0.6 million primarily related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services. Contract services costs increased $1.0 million due to increased insurance costs and higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network.

SG&A expenses increased $0.2 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in contract services costs of $1.8 million and software development expenses of $0.6 million which were partially offset by decreased payroll related costs of $2.0 million. The increase in contract services costs is due to legal expenses as well as general liability insurance expenses incurred in the three months ended March 31, 2024 related to the wildfires in Hawaii. Software development expenses increased due to higher software support fees. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2023.

Depreciation and amortization expense decreased $35.4 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 in addition to declining amortization expense on certain intangibles.

Restructuring and severance charges recorded in the first quarter of 2024 are associated with initiatives to reduce and contain costs.

Network, continued

Capital Expenditures

	Three Months Ended March 31,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fiber Network Capital Expenditures
Construction	$33.4	$16.9	$50.3	$39.7	$15.4	$55.1
Installation	23.1	7.5	30.6	21.4	8.9	30.3
Other	14.9	1.1	16.0	7.1	0.5	7.6
Total Fiber Network	71.4	25.5	96.9	68.2	24.8	93.0
Enterprise Fiber	8.0	8.2	16.2	5.4	5.3	10.7
Other	14.3	27.8	42.1	15.1	20.5	35.6
Total Network Capital Expenditures	$93.7	$61.5	$155.2	$88.7	$50.6	$139.3

Capital expenditures in Cincinnati are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during the three months ended March 31, 2024, we passed 8,500 FTTP addresses, primarily in markets adjacent to Cincinnati as well as multi-dwelling units. As of March 31, 2024, the Company is able to deliver internet speeds up to one gigabit or more to 800,100 residential and commercial addresses, or nearly 80% of our ILEC operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three months ended March 31, 2024 decreased $6.3 million compared to the same period in 2023 due to passing fewer doors in the three months ended March 31, 2024 compared to the same period in 2023. Cincinnati installation capital expenditures increased $1.7 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher costs to install.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $2.6 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increased capital expenditures contributed by Agile of $2.4 million for the three months ended March 31, 2024 compared to the comparable period in the prior year. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three months ended March 31, 2024 increased $1.5 million compared to the same period in the prior year due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available, as well as higher costs to pass addresses. Hawaii installation capital expenditures decreased $1.4 million for the three months ended March 31, 2024 compared to the comparable period in 2023 primarily due to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations partially offset by higher costs to install. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for a large carrier across the network due to a significant contract signed in 2022. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2024, the Company had an accumulated deficit of $391.7 million and $1,894.5 million of outstanding indebtedness, excluding capital leases and other financing arrangements of $11.2 million that are reported as held for sale at March 31, 2024.

The Company’s primary source of cash is generated by operations. The Company generated $127.6 million and $26.6 million of cash flows from operations during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $230.2 million of short-term liquidity, comprised of $3.6 million of cash and cash equivalents, $8.2 million of cash and cash equivalents included in "Current assets held for sale from discontinued operations," $218.2 million of undrawn capacity on our Revolving Credit Facility due 2026, $0.1 million available under the Network Receivables Facility and $0.1 million available under the CBTS Receivables Facility.

The Network Receivables Facility and CBTS Receivables Facility permit maximum borrowings of up to $55.0 million and $225.0 million, respectively. As of March 31, 2024, the Company had borrowings of $31.1 million and $23.8 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $55.0 million. As of March 31, 2024, the Company had borrowings of $224.7 million and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $225.0 million.

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other (income) expense, net.” The stock component will be recognized at its stated cost basis. The Company received $6.1 million and $5.0 million in patronage dividends in the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2024 totaled $127.6 million, an increase of $101.0 million compared to the same period in the prior year. The increase is due to changes in the amount of accounts receivable sold on the CBTS Receivables Facility which resulted in increased cash flows of $57.9 million in the three months ended March 31, 2024 compared to the same period in 2023 in addition to increased cash inflow due to improved working capital associated with the Disposal Group. These increases were partially offset by higher interest payments of $4.5 million primarily due to higher interest rates and restructuring payments of $6.4 million in the three months ended March 31, 2024 associated with initiatives executed in the fourth quarter of 2023 to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii.

Cash used in investing activities during the three months ended March 31, 2024 totaled $156.5 million, an increase of $10.1 million compared to the same period in the prior year due to the increase in capital expenditures primarily associated with extending the Company's fiber network. The increase was partially offset by insurance reimbursements of $3.0 million received in the three months ended March 31, 2024 related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Cash provided by financing activities during the three months ended March 31, 2024 totaled $38.3 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and receivables facilities of $29.3 million and $10.1 million, respectively. Cash provided by financing activities during the three months ended March 31, 2023 totaled $122.7 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and receivables facilities of $77.0 million and $47.4 million, respectively.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete description of regulatory matters. There are no material changes for the three months ended March 31, 2024.

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

The Company’s most critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2024. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2024 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

2.1	Equity Purchase Agreement dated as of February 2, 2024 among Cincinnati Bell Inc., CBTS Borrower, LLC and CBTS LLC.	8-K	2/6/2024	2.1	1-8519
3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a).					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 24, 2024	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 24, 2024	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer