Form 10-Q
period 2024-06-30
CINCINNATI BELL INC
filed 2024-08-14
CIK 716133

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of June 30, 2024, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-K with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$272.8	$275.3	$544.4	$551.2

Costs and expenses
Cost of services and products, excluding items below	132.1	130.9	265.6	267.3
Selling, general and administrative, excluding items below	62.9	61.9	126.1	127.7
Depreciation and amortization	80.3	90.4	157.7	203.3
Restructuring and severance related charges	(0.3)	—	(0.1)	—
Transaction costs	—	0.1	0.1	0.1
Total operating costs and expenses	275.0	283.3	549.4	598.4
Operating loss	(2.2)	(8.0)	(5.0)	(47.2)
Interest expense	45.3	41.0	86.9	76.2
Other components of pension and postretirement benefit plans (benefit) expense	(1.0)	—	(1.5)	0.4
Other income, net	(6.5)	(27.6)	(36.5)	(24.4)
Loss from continuing operations before income taxes	(40.0)	(21.4)	(53.9)	(99.4)
Income tax (benefit) expense	(2.6)	(1.9)	31.2	(6.5)
Loss from continuing operations	(37.4)	(19.5)	(85.1)	(92.9)
Income from discontinued operations (net of tax)	3.1	9.4	9.9	12.9
Net loss	$(34.3)	$(10.1)	$(75.2)	$(80.0)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(34.3)	$(10.1)	$(75.2)	$(80.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1.0)	2.4	(3.6)	2.4
Defined benefit plans:
Net loss arising from remeasurement during the period, net of tax of ($0.9), ($0.9)	(2.8)	—	(2.8)	—
Amortization of prior service benefits included in net income, net of tax of $0.0, $0.0, ($0.1), ($0.1)	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial gain included in net income, net of tax of ($0.3), ($0.4), ($0.5), ($0.6)	(0.8)	(1.0)	(1.5)	(1.8)
Reclassification adjustment for pension settlement benefits included in net income, net of tax of ($0.1), ($0.1)	(0.3)	—	(0.3)	—
Total other comprehensive (loss) income	(5.1)	1.2	(8.5)	0.3
Total comprehensive loss	$(39.4)	$(8.9)	$(83.7)	$(79.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at March 31, 2024	$2,116.1	$(391.7)	$24.8	$1,749.2
Net loss	—	(34.3)	—	(34.3)
Other comprehensive loss	—	—	(5.1)	(5.1)
Balance at June 30, 2024	$2,116.1	$(426.0)	$19.7	$1,709.8

Balance at March 31, 2023	$1,716.1	$(228.0)	$18.6	$1,506.7
Net loss	—	(10.1)	—	(10.1)
Other comprehensive income	—	—	1.2	1.2
Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2023	$2,116.1	$(350.8)	$28.2	$1,793.5
Net loss	—	(75.2)	—	(75.2)
Other comprehensive loss	—	—	(8.5)	(8.5)
Balance at June 30, 2024	$2,116.1	$(426.0)	$19.7	$1,709.8

Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(80.0)	—	(80.0)
Other comprehensive income	—	—	0.3	0.3
Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$4.7	$7.8
Receivables, less allowances of $14.8 and $14.8	94.1	94.1
Inventory, materials and supplies	82.9	88.6
Prepaid expenses	28.6	25.7
Other current assets	20.8	20.7
Current assets held for sale from discontinued operations	333.3	460.0
Total current assets	564.4	696.9
Property, plant and equipment, net	2,518.8	2,385.7
Operating lease right-of-use assets	69.0	63.9
Goodwill	566.7	566.7
Intangible assets, net	383.4	415.7
Deferred income tax assets	0.1	3.5
Other noncurrent assets	161.4	52.9
Noncurrent assets held for sale from discontinued operations	581.7	570.2
Total assets	$4,845.5	$4,755.5
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$25.4	$20.4
Accounts payable	143.6	188.9
Unearned revenue and customer deposits	47.6	46.7
Accrued taxes	9.6	8.9
Accrued interest	3.3	3.6
Accrued payroll and benefits	31.3	35.0
Other current liabilities	29.2	42.0
Current liabilities held for sale from discontinued operations	268.8	338.5
Total current liabilities	558.8	684.0
Long-term debt, less current portion	2,004.5	1,830.1
Operating lease liabilities	64.7	60.2
Pension and postretirement benefit obligations	126.7	127.9
Pole license agreement obligation	39.4	40.8
Deferred income tax liability	35.9	5.4
Other noncurrent liabilities	222.7	127.9
Noncurrent liabilities held for sale from discontinued operations	83.0	85.7
Total liabilities	3,135.7	2,962.0
Shareowners’ equity
Additional paid-in capital	2,116.1	2,116.1
Accumulated deficit	(426.0)	(350.8)
Accumulated other comprehensive income	19.7	28.2
Total shareowners' equity	1,709.8	1,793.5
Total liabilities and shareowners’ equity	$4,845.5	$4,755.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(75.2)	$(80.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	163.4	244.9
Provision for loss on receivables	4.8	5.0
Unrealized gain on interest rate swaps	(15.4)	(12.8)
Noncash portion of interest expense	5.3	3.3
Deferred income taxes	30.1	(25.7)
Pension and other postretirement payments in excess of expense	(5.5)	(3.6)
Other, net	(5.3)	(0.5)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	115.4	(1.5)
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	12.2	(1.4)
Decrease in accounts payable	(92.3)	(84.8)
Decrease in accrued and other current liabilities	(4.3)	(20.7)
Increase in other noncurrent assets	(6.7)	(1.8)
Increase (decrease) in other noncurrent liabilities	2.2	(3.8)
Net cash provided by operating activities	128.7	16.6
Cash flows from investing activities
Capital expenditures	(296.6)	(303.3)
Acquisition of businesses, net of cash acquired	—	(3.0)
Insurance proceeds received for damage to equipment	3.3	0.2
Other, net	(1.1)	(3.1)
Net cash used in investing activities	(294.4)	(309.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	306.0	205.2
Net (decrease) increase in corporate credit facility with initial maturities less than 90 days	(105.5)	68.0
Proceeds from borrowings on receivables facilities	761.3	1,110.6
Payments on receivables facilities	(772.0)	(1,055.1)
Repayment of debt	(15.5)	(33.9)
Payment of debt issuance costs	(3.7)	(3.3)
Net cash provided by financing activities	170.6	291.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4.9	(1.1)
Cash, cash equivalents and restricted cash at beginning of period	12.5	12.9
Cash, cash equivalents and restricted cash at end of period	$17.4	$11.8
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.6	$3.4
Acquisition of property on account	$61.8	$95.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. As of June 30, 2024, we operate our business through one segment, Network. All revenue reported in the Network segment is generated from U.S. operations.

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

The Company’s Condensed Consolidated Balance Sheet as of June 30, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the three and six months ended June 30, 2024 and 2023, results of operations of DAO were nominal.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of June 30, 2024 and December 31, 2023 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4.7	$7.8
Cash and cash equivalents included in Current assets held for sale from discontinued operations	5.4	1.3
Restricted cash included in Other noncurrent assets	7.3	3.4
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$17.4	$12.5

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

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. In the first quarter of 2024, the Company received insurance reimbursements of $3.0 million related to the physical loss and damage claims and recorded the amount to "Other income, net" on the Condensed Consolidated Statements of Operations.

The Company’s Hawaiian Telcom subsidiary, along with many other parties, including governmental entities, landowners, utilities and other telecommunication providers, has been named as a defendant in multiple civil lawsuits brought by individual plaintiffs, a putative class, and subrogation plaintiffs in state and federal court in Hawaii arising out of the August 2023 windstorm and wildfires on the island of Maui. Among other things, the lawsuits allege that the defendants were responsible for, and/or were negligent in failing to prevent, the wildfires that led to severe destruction of property and loss of life. Hawaiian Telcom has denied any responsibility for the damages caused by the wildfires.

The parties to the litigations, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigations. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100 million and includes the $2.5 million previously contributed for the One ‘Ohana Fund. Settlement payments are expected to be made no earlier than mid to late 2025 following necessary judicial review and approvals. However, until final settlement documents are signed by all the parties to the term sheet, there can be no assurances that a settlement will be completed, or that Hawaiian Telcom will be able to settle the lawsuits against it on the terms set forth in the term sheet. If the settlement is not completed, Hawaiian Telcom intends to vigorously defend the lawsuits in which it is named as defendant.

As a result, the Company concluded that, with the agreement to the term sheet related to the August 2023 wildfires on Maui, the global settlement was probable, and the related loss was reasonably estimable. Accordingly, the Company recognized an incremental liability of $93.5 million recorded to “Other Noncurrent liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2024. This charge is offset by an insurance receivable included in “Other noncurrent assets” as of June 30, 2024. The Company had recorded a general claims liability of $4.0 million related to the matter as of December 31, 2023.

As of June 30, 2024, the Company has a general liability of $97.5 million related to this matter recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had a general liability recorded related to this matter of $4.0 million, of which $2.0 million was recorded in "Other current liabilities" and $2.0 million was recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of June 30, 2024 an offsetting receivable of $1.5 million and $96.6 million associated with amounts expected to be reimbursed by insurance has been recorded in "Receivables" and "Other noncurrent assets," respectively, in the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had recorded $2.0 million to "Other noncurrent assets" on the Condensed Consolidated Balance Sheets.

Legal expenses of $3.4 million related to this matter have been recorded in the six months ended June 30, 2024.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended June 30, 2024 for continuing operations was a benefit of $2.6 million. The tax benefit reported is lower than the $8.4 million benefit expected at the statutory rate due most notably to additional federal and state valuation allowances recorded against net operating loss deferred tax assets. The tax benefit reported in the three months ended June 30, 2024 for continuing operations is higher than the tax benefit in the comparable period of 2023 for continuing operations due to a higher loss before tax, with valuation allowances recorded against net operating loss deferred tax assets recorded in both periods.

The income tax provision recorded for the six months ended June 30, 2024 for continuing operations was an expense of $31.2 million, despite a loss before tax of $53.9 million, due most notably to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $17.1 million has been recorded in the six months ended June 30, 2024 for continuing operations to record a deferred tax liability for the tax effect of the difference between book basis and tax basis of the Disposal Group. In addition, $27.1 million of tax expense, of which $18.0 million was discrete, was recorded in the six-month reporting period to increase valuation allowances on deferred tax assets related to federal and state net operating loss carryforwards. In the comparable period of 2023, the tax effect of the difference between book basis and tax basis of the Disposal Group was not yet reported.

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

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments within ASU 2023-07 are required to be applied on a retrospective basis. The Company will adopt and apply the guidance as prescribed by this ASU to segment reporting that occurs after the effective date. We do not anticipate this ASU will materially affect our consolidated financial statements.

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

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2024. As a result, the Company reported, and continues to report, the assets and the liabilities that are included in the Disposal Group as held for sale and the operations as discontinued starting in the first quarter of 2024. The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, that were previously reported in the IT Services and Hardware Segment that will be retained by the continuing operation and excluded from the Disposal Group have been reported in the Network segment for the three and six months ended June 30, 2024 and 2023.

All depreciation and amortization expense associated with intangible assets, property, plant and equipment and right of use assets associated with the Disposal Group ceased as of February 2, 2024.

Financial results of the Disposal Group for the three and six months ended June 30, 2024 and 2023 reported as Income from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$176.7	$186.7	$361.0	$364.0
Costs and expenses
Cost of services and products, excluding items below	123.9	122.2	246.2	243.3
Selling, general and administrative, excluding items below	40.9	40.4	84.8	80.0
Depreciation and amortization	—	21.2	5.7	41.6
Restructuring and severance related charges	1.9	1.2	2.3	1.4
Transaction costs	6.2	—	10.3	—
Total operating costs and expenses	172.9	185.0	349.3	366.3
Operating income (loss)	3.8	1.7	11.7	(2.3)
Interest expense	0.3	0.2	0.7	0.5
Other (income) expense, net	(0.4)	0.5	(1.3)	0.4
Income (loss) before income taxes	3.9	1.0	12.3	(3.2)
Income tax expense (benefit)	0.8	(8.4)	2.4	(16.1)
Net income from discontinued operations	$3.1	$9.4	$9.9	$12.9

The Disposal Group's assets and liabilities presented as discontinued operations as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$5.4	$1.3
Receivables, less allowances of $3.0 and $2.9	278.3	400.9
Inventory, materials and supplies	9.4	18.8
Prepaid expenses	28.3	27.6
Other current assets	11.9	11.4
Total current assets from discontinued operations	333.3	460.0
Property, plant and equipment, net	81.9	73.4
Goodwill	153.2	154.3
Intangible assets, net	294.9	300.2
Deferred income tax assets	2.5	2.8
Other noncurrent assets	49.2	39.5
Total noncurrent assets from discontinued operations	581.7	570.2
Total assets from discontinued operations	$915.0	$1,030.2
Liabilities
Current liabilities
Current portion of long-term debt	$6.3	$6.7
Accounts payable	185.1	264.9
Unearned revenue and customer deposits	26.8	25.3
Accrued taxes	2.0	4.3
Accrued payroll and benefits	30.3	16.5
Other current liabilities	18.3	20.8
Total current liabilities from discontinued operations	268.8	338.5
Long-term debt, less current portion	5.4	6.3
Deferred income tax liability	46.0	52.3
Other noncurrent liabilities	31.6	27.1
Total noncurrent liabilities from discontinued operations	83.0	85.7
Total liabilities from discontinued operations	$351.8	$424.2

The following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2024	2023
Depreciation and amortization	$5.7	$41.6
Capital expenditures	$(9.5)	$(10.5)

3. Mergers and Acquisitions

Acquisition of Bridgewired Fiber Assets

In the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million, consisting of $6.2 million in cash and $0.5 million in contingent consideration. The Company accounted for the Bridgewired fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2024, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $173.0 million. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Six months ended December 31, 2024	$8.9
2025	18.2
2026	18.6
2027	18.8
2028	9.5
Thereafter	99.0

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2023*	$4.8	$18.6	$23.4
Additions	0.6	2.7	3.3
Amortization	(0.4)	(1.7)	(2.1)
Balance as of March 31, 2024	5.0	19.6	24.6
Additions	0.6	3.4	4.0
Amortization	(0.4)	(1.9)	(2.3)
Balance as of June 30, 2024	$5.2	$21.1	$26.3

*The beginning balance includes amounts transferred from the Disposal Group for fulfillment costs and costs of acquisition of $0.9 million and $0.3 million, respectively.

The Company recognizes a liability for cash received up-front for IRU contracts. At June 30, 2024 and December 31, 2023, $4.2 million and $4.1 million, respectively, of contract liabilities were included in "Other current liabilities." At June 30, 2024 and December 31, 2023, $78.9 million and $79.5 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Data	$143.3	$136.9	$284.8	$272.6
Video	44.7	45.0	89.9	90.5
Voice	57.6	64.7	116.9	131.4
Other	27.2	28.7	52.8	56.7
Total Revenue	$272.8	$275.3	$544.4	$551.2

5. Goodwill and Intangible Assets

Goodwill

As of June 30, 2024 and December 31 2023, the goodwill balance totaled $566.7 million. The goodwill balance as of December 31, 2023 is adjusted to reflect the goodwill reclassified to the Network segment from the Disposal Group based on the relative fair value of the retained operations for all comparable periods. No impairment losses were recognized in goodwill for the three and six months ended June 30, 2024 and 2023.

Intangible Assets

The Company’s intangible assets consisted of the following:

	June 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(179.4)	$365.6	$545.0	$(150.6)	$394.4
Trade names	22.4	(19.4)	3.0	22.4	(15.8)	6.6
Technology	1.1	(0.3)	0.8	1.1	(0.3)	0.8
Total	568.5	(199.1)	369.4	568.5	(166.7)	401.8
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.2	—	7.2	7.1	—	7.1
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.5	$(199.1)	$383.4	$582.4	$(166.7)	$415.7

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $16.2 million and $32.4 million for the three and six months ended June 30, 2024, respectively. Amortization expense for finite-lived intangible assets was $17.3 million and $34.6 million for the three and six months ended June 30, 2023, respectively. No impairment losses were recognized on intangible assets for the three and six months ended June 30, 2024 and 2023.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Six months ended June 30, 2024	$30.1
2025	53.5
2026	48.9
2027	44.4
2028	39.8
Thereafter	152.7
Total	$369.4

6. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	June 30, 2024	December 31, 2023
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	9.6	6.5
Credit Agreement - Term B-3 Loans	2.0	2.0
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Finance lease liabilities	8.3	6.4
Current portion of long-term debt	25.4	20.4
Long-term debt, less current portion:
Network Receivables Facility	24.8	36.1
CBTS Receivables Facility	210.2	209.9
Credit Agreement - Revolving Credit Facility	47.0	152.5
Credit Agreement - Term B-1 Loans	482.5	485.0
Credit Agreement - Term B-2 Loans	923.4	630.5
Credit Agreement - Term B-3 Loans	196.0	197.0
Various Cincinnati Bell Telephone notes (1)	94.4	95.1
Paniolo Fiber Assets Financing Arrangement	21.1	21.4
Digital Access Ohio Advance	10.3	6.3
Finance lease liabilities	35.8	36.4
	2,045.5	1,870.2
Net unamortized discount	(6.4)	(5.5)
Unamortized note issuance costs	(34.6)	(34.6)
Long-term debt, less current portion	2,004.5	1,830.1
Total debt	$2,029.9	$1,850.5
(1)
As of June 30, 2024 and December 31, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $6.5 million and $7.2 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Credit Agreement

In May 2024, the Company entered into an amendment (the "Amendment No. 3") to the Credit Agreement to provide for (i) a $300 million incremental increase to the existing Term B-2 Loans (as defined in the Credit Agreement) (the “Incremental Term B-2 Loans”) and (ii) the extension of the maturity date for the commitments under the Company’s Revolving Credit Facility to August 2028. The Incremental Term B-2 Loans are part of the same class of Loans as the existing Term B-2 Loans and have the same terms as such Term B-2 Loans. The proceeds of the Incremental Term B-2 Loans were used (a) to repay the outstanding loans under the Revolving Credit Facility, (b) to repay a portion of borrowings under the Company’s accounts receivable securitization facility, (c) to pay fees, expenses and other transaction costs related to Amendment No. 3 and the transactions contemplated thereby and (d) for working capital and other general corporate purposes. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 3.

As a result of Amendment No.3, the Company incurred deferred financing costs of $2.4 million related to the Incremental Term B-2 Loans and capitalized the amounts as a reduction to the outstanding debt balance. In addition, the Company incurred deferred financing costs of $0.9 million related to the extension of the maturity date of the Revolving Credit Facility to August 2028 and capitalized the amounts to "Other noncurrent assets" on the Condensed Consolidated Balance Sheets as of June 30, 2024.

In June 2024, the Company entered into an amendment (the "Amendment No. 4") to the Credit Agreement to provide for a reduction in the interest rate margin applicable to the Term B-3 Loans under the Credit Agreement. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 4. As a result of Amendment No. 4, the Company incurred deferred financing costs of $0.7 million related to the Term B-3 Loans and capitalized the amounts as a reduction to the outstanding debt balance.

The May and June 2024 amendments were accounted for as modifications of the original Term Loan B-2 and Revolving Credit Facility. Accordingly, no loss was recorded and new financing costs deferred are being amortized over the new and amended maturities of the term loan and revolver.

The Company had $47.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $353.0 million available for borrowings as of June 30, 2024. The revolving credit facility matures in August 2028, and the Term B-1 Loans, Term B-2 Loans and Term B-3 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of June 30, 2024, the Company had $24.8 million in borrowings and $25.0 million of letters of credit outstanding under the Network Receivables Facility, leaving $0.5 million remaining availability on the total borrowing capacity of $50.3 million. As of June 30, 2024, the Company had $210.2 million in borrowings and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $8.2 million remaining availability on the total borrowing capacity of $218.6 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit. The Network Receivables Facility is subject to renewal in January 2025 and has a termination date in January 2026. In the first quarter of 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025 and replace CDOR, the benchmark rate of interest for borrowings denominated in Canadian dollars, with the Canadian Overnight Repo Rate Average ("CORRA"). As a result of the amendment, borrowings denominated in Canadian dollars under the CBTS Receivables Facility will bear interest based on CORRA plus 1.6%. All other material terms and conditions of the CBTS Receivables Facility were unchanged by the amendment.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. The CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of June 30, 2024, there was no outstanding balance for accounts receivable sold.

7. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2024	December 31, 2023
Operating lease assets, net of amortization	Operating lease right-of-use assets	$69.0	$63.9
Finance lease assets, net of amortization	Property, plant and equipment, net	14.2	9.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	9.8	9.5
Noncurrent operating lease liabilities	Operating lease liabilities	64.7	60.2
Total operating lease liabilities		74.5	69.7
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	8.3	6.4
Noncurrent finance lease liabilities	Long-term debt, less current portion	35.8	36.4
Total finance lease liabilities		$44.1	$42.8

.

Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.1	$2.0
Operating cash flows from operating leases	$5.7	$6.9
Financing cash flows from finance leases	$7.6	$5.7
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$12.1	$7.6
New finance leases	$7.2	$7.1

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

As of June 30, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	June 30, 2024	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$14.3	$—	$14.3	$—
Interest Rate Swap	Other noncurrent assets	$5.4	$—	$5.4	$—
Interest Rate Cap	Other current assets	$4.3	$—	$4.3	$—
Interest Rate Cap	Other noncurrent assets	$0.8	$—	$0.8	$—

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

The following table summarizes the location of (gains) losses in the Condensed Consolidated Statements of Operations that were recognized during the three and six months ended June 30, 2024 and 2023, in addition to the derivative contract type:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	Statement of Operations Location	2024	2023	2024	2023
Interest Rate Swap	Other income, net	$(4.7)	$(19.4)	$(19.8)	$(13.6)
Interest Rate Cap	Other income, net	$(1.7)	$(8.3)	$(7.5)	$(5.9)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of June 30, 2024 and December 31, 2023, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	June 30, 2024		December 31, 2023
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$2,020.4	$2,010.1	$1,842.3	$1,815.1
Other financing arrangements	42.2	37.6	43.6	37.7

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at June 30, 2024 and December 31, 2023, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of June 30, 2024, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9. Pension and Postretirement Plans

As of June 30, 2024, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

In the second quarter of 2024, the Hawaii defined benefit plan for union employees made lump sum payments of $5.5 million resulting in a reduction of the benefit obligation of $5.5 million. The Company recorded a pension settlement gain of $0.4 million in the second quarter of 2024 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost.

On December 31, 2023, the cash balance pension plan for nonunion employees ("HTMPP") under the Hawaii plans was merged into the management pension plan ("CBMPP") under the Cincinnati Plans. Pension plan assets and liabilities in the HTMPP were transferred to the CBMPP and remeasured at December 31, 2023.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and six months ended June 30, 2024 and 2023.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended June 30,
	2024	2023	2024	2023
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.0	5.5	1.3	1.3
Expected return on plan assets	(5.6)	(5.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	(0.1)	—	(1.0)	(1.4)
Pension settlement gain	(0.4)	—	—	—
Pension / postretirement (benefit) cost	$(1.1)	$0.3	$0.2	$(0.2)

	Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.2
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	10.1	11.0	2.5	2.6
Expected return on plan assets	(11.3)	(10.4)	—	—
Amortization of:
Prior service benefit	—	—	(0.4)	(0.4)
Actuarial gain	(0.1)	(0.1)	(1.9)	(2.3)
Pension settlement gain	(0.4)	—	—	—
Pension / postretirement (benefit) cost	$(1.7)	$0.5	$0.4	$0.1

Amortization of prior service benefit and actuarial gain in the three and six months ended June 30, 2024 and 2023 represent reclassifications from accumulated other comprehensive income.

For the six months ended June 30, 2024, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.8 million. For the six months ended June 30, 2023, there were no contributions to the qualified pension plans, and contributions to the non-qualified pension plans were $0.8 million. Based on current assumptions, contributions are expected to be approximately $1 million to the qualified pension plans and approximately $2 million to the non-qualified pension plans in 2024.

For the six months ended June 30, 2024 and 2023, contributions to our postretirement plans were $3.4 million and $3.0 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2024.

10. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of March 31, 2024	$32.4		$(7.6)	$24.8
Remeasurement of benefit obligations	(2.8)		—	(2.8)
Reclassifications, net	(1.3)	(a)	—	(1.3)
Foreign currency loss	—		(1.0)	(1.0)
Balance as of June 30, 2024	$28.3		$(8.6)	$19.7

Balance as of March 31, 2023	$26.2		$(7.6)	$18.6
Reclassifications, net	(1.2)	(a)	—	(1.2)
Foreign currency gain	—		2.4	2.4
Balance as of June 30, 2023	$25.0		$(5.2)	$19.8

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2023	$33.2		$(5.0)	$28.2
Remeasurement of benefit obligations	(2.8)		—	(2.8)
Reclassifications, net	(2.1)	(a)	—	(2.1)
Foreign currency loss	—		(3.6)	(3.6)
Balance as of June 30, 2024	$28.3		$(8.6)	$19.7

Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(2.1)	(a)	—	(2.1)
Foreign currency gain	—		2.4	2.4
Balance as of June 30, 2023	$25.0		$(5.2)	$19.8

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial gain, net of tax and pension settlement benefits, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans (benefit) expense" on the Condensed Consolidated Statements of Operations. See Note 9 for further disclosures.

11. Restructuring and Severance

Liabilities have been established for employee separations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2023	$9.7	$0.5	$10.2
Charges	0.2	—	0.2
Utilizations	(6.3)	(0.1)	(6.4)
Balance as of March 31, 2024	$3.6	$0.4	$4.0
Reversals	(0.3)	—	(0.3)
Utilizations	(3.2)	(0.3)	(3.5)
Balance as of June 30, 2024	$0.1	$0.1	$0.2

Restructuring and severance charges recorded as of December 31, 2023 and in the three months ended March 31, 2024 are related to a severance program as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii. Programs are materially completed as of June 30, 2024.

At June 30, 2024 and December 31, 2023, $0.2 million and $10.2 million, respectively, of the restructuring liabilities were included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.

12. Business Segment Information

The Network segment serves customers in the Greater Cincinnati region through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand. In May 2022, the Company acquired Agile and includes Agile’s financial results in the Network segment. As of June 30, 2024, we operate our business through one segment. The Network segment is a strategic business unit that offer distinct products and services and is aligned with the Company's internal management structure and reporting.

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

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenue
Network	$272.8	$275.3	$544.4	$551.2
Total revenue	$272.8	$275.3	$544.4	$551.2
Operating (loss) income
Network	$4.2	$(4.0)	$8.0	$(33.8)
Corporate	(6.4)	(4.0)	(13.0)	(13.4)
Total operating loss	$(2.2)	$(8.0)	$(5.0)	$(47.2)
Expenditures for long-lived assets*
Network	$132.7	$153.4	$288.0	$295.4
Corporate	—	0.1	—	0.2
Total expenditures for long-lived assets	$132.7	$153.5	$288.0	$295.6
Depreciation and amortization
Network	$80.2	$90.3	$157.6	$203.1
Corporate	0.1	0.1	0.1	0.2
Total depreciation and amortization	$80.3	$90.4	$157.7	$203.3

* Includes cost of acquisitions

(dollars in millions)	June 30, 2024	December 31, 2023
Assets
Network	$3,701.5	$3,597.2
Total assets from discontinued operations	915.0	1,030.2
Corporate and eliminations	229.0	128.1
Total assets	$4,845.5	$4,755.5

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results for interim periods may not be indicative of results for the full year or any other interim period.

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

Consolidated revenue totaling $272.8 million and $544.4 million for the three and six months ended June 30, 2024 decreased $2.5 million and $6.8 million, respectively, compared to the same periods in 2023 as increased Strategic revenue was more than offset by decreases in Legacy and Other revenue. For the three and six months ended June 30, 2024, Strategic revenue increased $15.0 million and $26.9 million, respectively, compared to the comparable periods in the prior year primarily due to the increase in the Strategic Internet subscriber base while Legacy revenue decreased $16.0 million and $29.8 million, respectively, compared to the same periods in 2023. In addition, Other revenue decreased $1.5 million and $3.9 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to decreases in Hawaii hardware sales and revenue associated with nonrecurring subsidized fiber build projects which more than offset increased revenue from professional services projects.

Operating loss for the three and six months ended June 30, 2024 was $2.2 million and $5.0 million, respectively, compared to operating loss for the three and six months ended June 30, 2023 of $8.0 million and $47.2 million, respectively. Lower operating loss for the three and six months ended June 30, 2024 compared to the same periods in 2023 is primarily due to lower depreciation and amortization expenses due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023, as well as declining amortization expense on certain intangibles. In addition, Corporate SG&A costs in the six months ended June 30, 2023 include $3.1 million related to employee contract termination costs.

Interest expense increased $4.3 million and $10.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to higher interest rates on the Company's variable-rate borrowings in addition to interest expense incurred on the Incremental Term B-2 Loans entered into in the second quarter of 2024, the Term B-3 Loans entered into in the second quarter of 2023 and increased borrowings on the CBTS Receivables Facility. The increase in interest expense was partially offset by decreased borrowings on the Revolving Credit Facility due 2028 in the three and six months ended June 30, 2024 compared to the same periods in 2023.

Other components of pension and postretirement benefit plans expense decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in decreased expense due to lower interest cost on projected benefit obligations and increased benefit from expected return on plan assets.

Other income, net totaled $6.5 million and $36.5 million for the three and six months ended June 30, 2024, respectively, primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $6.4 million and $27.3 million in the three and six months ended June 30, 2024, respectively. In addition, in the six months ended June 30, 2024, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement and received insurance reimbursements of $3.0 million related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Other income, net totaled $27.6 million and $24.4 million for the three and six months ended June 30, 2023, respectively, primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $27.7 million and $19.5 million in the three and six months ended June 30, 2023, respectively. In addition, in the six months ended June 30, 2023, the Company recorded a patronage distribution of $5.0 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement.

Loss from continuing operations before income taxes totaled $40.0 million for the three months ended June 30, 2024 resulting in an increase in the loss of $18.6 million compared to the same period in 2023 as the decrease in operating loss was more than offset by the unfavorable change to other income, net and higher interest expense in the three months ended June 30, 2024 compared to the same period in the prior year.

Loss from continuing operations before income taxes totaled $53.9 million for the six months ended June 30, 2024 resulting in a decrease in the loss of $45.5 million compared to the same period in 2023 as the decrease in operating loss and favorable change to other income, net more than offset higher interest expense in the six months ended June 30, 2024 compared to the same period in the prior year.

The income tax provision for the three months ended June 30, 2024 for continuing operations was a benefit of $2.6 million. The tax benefit reported is lower than the $8.4 million benefit expected at the statutory rate due most notably to additional federal and state valuation allowances recorded against net operating loss deferred tax assets. The tax benefit reported in the three months ended June 30, 2024 for continuing operations is higher than the tax benefit in the comparable period of 2023 for continuing operations due to a higher loss before tax, with valuation allowances recorded against net operating loss deferred tax assets recorded in both periods.

The income tax provision recorded for the six months ended June 30, 2024 for continuing operations was an expense of $31.2 million, despite a loss before tax of $53.9 million, due most notably to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $17.1 million has been recorded in the six months ended June 30, 2024 for continuing operations to record a deferred tax liability for the tax effect of the difference between book basis and tax basis of the Disposal Group. In addition, $45.1 million of tax expense, of which $18.0 million was discrete, was recorded in the six months ended June 30, 2024 to increase valuation allowances on deferred tax assets related to federal and state net operating loss carryforwards. In the comparable period of 2023, the tax effect of the difference between book basis and tax basis of the Disposal Group was not yet reported.

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

As a result of the Purchase Agreement, revenue contributed by Hawaii operations and certain Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment for the three and six months ended June 30, 2024 and 2023.

Strategic products include internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data, as well as video. The Company is able to deliver speeds of up to one gigabit per second to nearly 80% of the Cincinnati ILEC operating territory and approximately 55% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cell. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

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

Other revenue is comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees such as franchise fees and regulatory fees, other fees that are not billed on a monthly recurring basis, and subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. As a result of the Purchase Agreement, Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting.

Network, continued

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Data	$143.3	$136.9	$6.4	5%	$284.8	$272.6	$12.2	4%
Video	44.7	45.0	(0.3)	(1)%	89.9	90.5	(0.6)	(1)%
Voice	57.6	64.7	(7.1)	(11)%	116.9	131.4	(14.5)	(11)%
Other	27.2	28.7	(1.5)	(5)%	52.8	56.7	(3.9)	(7)%
Total Revenue	272.8	275.3	(2.5)	(1)%	544.4	551.2	(6.8)	(1)%
Operating costs and expenses:
Cost of services and products	132.1	130.9	1.2	1%	265.6	267.3	(1.7)	(1)%
Selling, general and administrative	56.6	58.1	(1.5)	(3)%	113.3	114.6	(1.3)	(1)%
Depreciation and amortization	80.2	90.3	(10.1)	(11)%	157.6	203.1	(45.5)	(22)%
Restructuring and severance related charges	(0.3)	—	(0.3)	n/m	(0.1)	—	(0.1)	n/m
Total operating costs and expenses	268.6	279.3	(10.7)	(4)%	536.4	585.0	(48.6)	(8)%
Operating income (loss)	$4.2	$(4.0)	$8.2	n/m	$8.0	$(33.8)	$41.8	n/m
Operating margin	0.1%	4.7%		(4.6) pts	1.5%	(6.1)%		7.6 pts
Capital expenditures	$131.9	$153.3	$(21.4)	(14)%	$287.1	$292.6	$(5.5)	(2)%

	June 30,
Metrics information (in thousands):	2024	2023	Change	% Change
Cincinnati
Strategic
Internet*	350.8	305.1	45.7	15%

Video	119.3	121.5	(2.2)	(2)%

Enterprise Fiber - Ethernet Bandwidth	14,513	11,992	2,521	21%

Units passed FTTP**	809.6	759.9	49.7	7%

Legacy
Internet***	29.2	52.4	(23.2)	(44)%

Voice Lines	207.2	224.4	(17.2)	(8)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP). In the first quarter of 2024, the Company updated the definition and reporting method used to calculate units passed in Cincinnati. Units passed as of June 30, 2023 has also been updated to reflect the change in definition and reporting method.

*** Internet speeds of less than 100mbps

Network, continued

	June 30,
Metrics information (in thousands):	2024	2023	Change	% Change
Hawaii
Strategic
Internet*	95.8	78.4	17.4	22%

Video	33.2	34.8	(1.6)	(5)%

Enterprise Fiber - Ethernet Bandwidth	7,571	5,681	1,890	33%

Units passed FTTP**	368.4	305.4	63.0	21%

Legacy
Internet***	27.0	33.4	(6.4)	(19)%

Voice Lines	131.8	143.7	(11.9)	(8)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands

*** Internet speeds of less than 100mbps

Revenue

	Three Months Ended June 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$68.0	$15.6	$83.6	$57.6	$12.5	$70.1
Enterprise Fiber	23.8	13.8	37.6	23.9	11.9	35.8
Video	37.7	7.0	44.7	37.3	7.7	45.0
Total Strategic	129.5	36.4	165.9	118.8	32.1	150.9
Legacy
Voice	34.2	23.4	57.6	39.5	25.2	64.7
Internet	6.0	3.8	9.8	9.8	4.6	14.4
Data	7.2	5.1	12.3	10.0	6.6	16.6
Total Legacy	47.4	32.3	79.7	59.3	36.4	95.7
Other	10.7	16.5	27.2	10.5	18.2	28.7
Total Network revenue	$187.6	$85.2	$272.8	$188.6	$86.7	$275.3

Network, continued

	Six Months Ended June 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$133.2	$30.0	$163.2	$112.9	$24.2	$137.1
Enterprise Fiber	47.8	27.5	75.3	50.0	23.9	73.9
Video	75.6	14.3	89.9	74.9	15.6	90.5
Total Strategic	256.6	71.8	328.4	237.8	63.7	301.5
Legacy
Voice	69.8	47.1	116.9	80.6	50.8	131.4
Internet	12.9	7.9	20.8	20.5	9.4	29.9
Data	14.7	10.8	25.5	18.4	13.3	31.7
Total Legacy	97.4	65.8	163.2	119.5	73.5	193.0
Other	19.7	33.1	52.8	21.2	35.5	56.7
Total Network revenue	$373.7	$170.7	$544.4	$378.5	$172.7	$551.2

Strategic

Strategic revenue for the three and six months ended June 30, 2024 increased $15.0 million and $26.9 million, respectively, compared to the same periods in 2023 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base adding 20,300 strategic internet subscribers in Cincinnati and 8,400 strategic internet subscribers in Hawaii in the six months ended June 30, 2024. In Hawaii, we continue to build fiber at an accelerated pace which enabled us to pass 14,000 and 29,400 FTTP addresses during the three and six months ended June 30, 2024. In Cincinnati, we passed 9,500 and 18,000 FTTP addresses in the three and six months ended June 30, 2024, respectively, primarily to multi-dwelling units and in markets adjacent to Cincinnati. The Average Revenue Per User (“ARPU”) for the three and six months ended June 30, 2024 increased for internet in both Cincinnati and Hawaii compared to the comparable periods in 2023 primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three and six months ended June 30, 2024 increased $1.8 million and $1.4 million, respectively, compared to the same periods in the prior year primarily due to increased revenue in Hawaii of $1.9 million and $3.6 million, respectively, due to increased revenue associated with an IRU contract and the SEA-US cable system. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 21% and 33% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. The increases in revenue were partially offset by decreased revenue in Cincinnati as a result of pricing pressures to provide higher speeds at a lower cost. This was partially offset by increased revenue contributed by Agile of $0.5 million in the six months ended June 30, 2024 compared to the same period in 2023.

Legacy

Legacy revenue decreased $16.0 million and $29.8 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 due to the decline in voice lines and internet subscribers. Voice lines declined 8% in both Cincinnati and Hawaii as the traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three and six months ended June 30, 2024 compared to the same periods in 2023 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue decreased $1.5 million for the three months ended June 30, 2024 compared to the same period in the prior year as increased revenue from professional services projects of $2.1 million was more than offset by decreased revenue from subsidized fiber build projects of $2.3 million and Hawaii hardware sales of $2.0 million.

Other revenue decreased $3.9 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to decreased revenue from subsidized fiber build projects of $3.6 million and Hawaii hardware sales of $5.5 million. These decreases were partially offset by increased revenue from professional services projects of $3.9 million and nonrecurring rent revenue billing adjustments of $1.3 million.

Network, continued

Operating Costs and Expenses

Cost of services and products increased $1.2 million for the three months ended June 30, 2024 compared to the same period in the prior year primarily due to increases in operating taxes of $1.5 million, contract services costs of $1.1 million, payroll related costs of $0.6 million and video content costs $0.5 million. The increase in operating taxes is due to higher regulatory fees while increased contract services costs are due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network. These increases were partially offset by decreases in network related expenses and operating materials. Network related costs decreased $1.8 million primarily related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services while operating materials decreased $1.2 million primarily due to decreased purchases associated with the expansion of our fiber network.

Cost of services and products decreased $1.7 million for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to decreases in network related expenses of $2.4 million operating materials and $2.2 million which more than offset increases in contract services costs of $2.1 million and operating taxes of $2.0 million primarily due to similar trends that impacted the quarter. In addition, the increase in operating taxes due to higher regulatory fees was partially offset by a decrease in general excise tax. Payroll related costs also decreased for the six months ended June 30, 2024 compared to the same period in the prior year as higher payroll benefits costs and employee commissions were more than offset by a change in policy related to accrued vacation for union employees in Hawaii that resulted in a favorable impact to expense.

SG&A expenses decreased $1.5 million for the three months ended June 30, 2024 compared to the comparable period in the prior year primarily due to decreased advertising costs due to decreased marketing campaigns and promotional events in addition to a favorable adjustment of $2.5 million related to previously recorded expenses that will now be reimbursed by insurance that more than offset legal expense incurred in the second quarter related to the Maui wildfires of $1.5 million and increased software development expenses due to higher software support fees.

SG&A expenses decreased $1.3 million for the six months ended June 30, 2024 compared to the same period in 2023 as favorable advertising expenses of $1.7 million due to similar trends that impacted the quarter and decreased payroll related costs of $1.5 million more than offset increases in contract services costs of $1.3 million and software development expenses of $0.9 million. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2023. Increased contract services costs is due to legal expenses as well as general liability insurance expenses incurred in the six months ended June 30, 2024 related to the wildfires in Hawaii that exceeded the favorable insurance adjustment recorded in the second quarter of 2024 while software development expenses increased due to higher software support fees.

Depreciation and amortization expense decreased $10.1 million and $45.5 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 in addition to declining amortization expense on certain intangibles.

Network, continued

Capital Expenditures

	Three Months Ended June 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fiber Network Capital Expenditures
Construction	$27.3	$13.5	$40.8	$51.2	$18.4	$69.6
Installation	24.6	6.2	30.8	21.9	7.8	29.7
Other	3.1	0.8	3.9	3.0	1.0	4.0
Total Fiber Network	55.0	20.5	75.5	76.1	27.2	103.3
Enterprise Fiber	10.7	5.4	16.1	9.2	8.8	18.0
Other	14.6	25.7	40.3	15.6	16.4	32.0
Total Network Capital Expenditures	$80.3	$51.6	$131.9	$100.9	$52.4	$153.3

	Six Months Ended June 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$60.7	$30.4	$91.1	$90.9	$33.8	$124.7
Installation	47.7	13.7	61.4	43.3	16.7	60.0
Other	18.0	1.9	19.9	10.1	1.5	11.6
Total Fioptics	126.4	46.0	172.4	144.3	52.0	196.3
Enterprise Fiber	18.7	13.6	32.3	14.6	14.1	28.7
Other	28.9	53.5	82.4	30.7	36.9	67.6
Total Network Capital Expenditures	$174.0	$113.1	$287.1	$189.6	$103.0	$292.6

Capital expenditures in Cincinnati are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during the three and six months ended June 30, 2024, we passed 9,500 and 18,000 FTTP addresses, respectively, primarily in markets adjacent to Cincinnati as well as multi-dwelling units. As of June 30, 2024, the Company is able to deliver internet speeds up to one gigabit or more to 809,600 residential and commercial addresses, or nearly 80% of our ILEC operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three and six months ended June 30, 2024 decreased $23.9 million and $30.2 million, respectively, compared to the same periods in 2023 due to passing fewer doors in the three and six months ended June 30, 2024 compared to the same periods in 2023. Cincinnati installation capital expenditures increased $2.7 million and $4.4 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to higher costs to install.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $1.5 million and $4.1 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year primarily due to increased capital expenditures contributed by Agile of $2.0 and $4.4 million for the three and six months ended June 30, 2024, respectively, compared to the comparable periods in 2023. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three and six months ended June 30, 2024 decreased $4.9 million and $3.4 million, respectively, compared to the same periods in the prior year due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available, as well as higher costs to pass addresses. Hawaii installation capital expenditures decreased $1.6 million and $3.0 million for the three and six months ended June 30, 2024, respectively, compared to the comparable periods in 2023 primarily due to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations which were partially offset by higher costs to install in the six months ended June 30, 2024 compared to the same period in the prior year. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for large carriers across the network due to a significant contracts signed in 2022 and 2023. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Financial Condition, Liquidity, and Capital Resources

As of June 30, 2024, the Company had an accumulated deficit of $426.0 million and $2,029.9 million of outstanding indebtedness, excluding capital leases and other financing arrangements of $11.7 million that are reported as held for sale at June 30, 2024.

The Company’s primary source of cash is generated by operations. The Company generated $128.7 million and $16.6 million of cash flows from operations during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had $371.8 million of short-term liquidity, comprised of $4.7 million of cash and cash equivalents, $5.4 million of cash and cash equivalents included in "Current assets held for sale from discontinued operations," $353.0 million of undrawn capacity on our Revolving Credit Facility due 2028, $0.5 million available under the Network Receivables Facility and $8.2 million available under the CBTS Receivables Facility.

The Network Receivables Facility and CBTS Receivables Facility permit maximum borrowings of up to $55.0 million and $225.0 million, respectively. As of June 30, 2024, the Company had borrowings of $24.8 million and $25.0 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $50.3 million. As of June 30, 2024, the Company had borrowings of $210.2 million and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $218.6 million.

Capacity on the Network Receivables Facility and the CBTS Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. While we expect to continue to renew the Network Receivables Facility and CBTS Receivables Facility, we would be required to use cash, our Revolving Credit Facility due 2028, or other sources to repay any outstanding balances on the facilities if they were not renewed.

In May 2024, the Company entered into an amendment (the "Amendment No. 3") to the Credit Agreement to provide for (i) a $300 million incremental increase to the existing Term B-2 Loans (as defined in the Credit Agreement) (the “Incremental Term B-2 Loans”) and (ii) the extension of the maturity date for the commitments under the Company’s Revolving Credit Facility to August 2028. The Incremental Term B-2 Loans are part of the same class of Loans as the existing Term B-2 Loans and have the same terms as such Term B-2 Loans. The proceeds of the Incremental Term B-2 Loans were used (a) to repay the outstanding loans under the Revolving Credit Facility, (b) to repay a portion of borrowings under the Company’s accounts receivable securitization facility, (c) to pay fees, expenses and other transaction costs related to Amendment No. 3 and the transactions contemplated thereby and (d) for working capital and other general corporate purposes. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 3.

In June 2024, the Company entered into an amendment (the "Amendment No. 4") to the Credit Agreement to provide for a reduction in the interest rate margin applicable to the Term B-3 Loans under the Credit Agreement. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 4.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.1 million and $5.0 million in patronage dividends in the six months ended June 30, 2024 and 2023, respectively.

The Company’s primary uses of cash are for working capital requirements, capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. The Company believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2028, its Network Receivables Facility and CBTS Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

As of June 30, 2024, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2024 totaled $128.7 million, an increase of $112.1 million compared to the same period in the prior year. The increase is due to changes in the amount of accounts receivable sold on the CBTS Receivables Facility which resulted in increased cash flows of $52.6 million in the six months ended June 30, 2024 compared to the same period in 2023 in addition to increased cash inflow due to improved working capital associated with the Disposal Group. These increases were partially offset by higher interest payments of $8.3 million primarily due to higher interest rates and restructuring payments of $9.9 million in the six months ended June 30, 2024 associated with initiatives executed in the fourth quarter of 2023.

Cash used in investing activities during the six months ended June 30, 2024 totaled $294.4 million, a decrease of $14.8 million compared to the same period in the prior year due to the decrease in capital expenditures primarily associated with extending the Company's fiber network in addition to insurance reimbursements of $3.0 million received in the six months ended June 30, 2024 related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Cash provided by financing activities during the six months ended June 30, 2024 totaled $170.6 million primarily due to the issuance of $300.0 million of Incremental Term B-2 Loans which was partially offset by net payments on the Revolving Credit Facility due 2028 and receivables facilities of $105.5 million and $10.7 million, respectively. Cash provided by financing activities during the six months ended June 30, 2023 totaled $291.5 million primarily due to the issuance of $200.0 million of Term B-3 Loans and net borrowings on the Revolving Credit Facility due 2028 and receivables facilities of $68.0 million and $55.5 million, respectively. These increases were partially offset by the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete description of regulatory matters. There are no material changes for the six months ended June 30, 2024.

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

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the six months ended June 30, 2024. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the second quarter of 2024 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that except as otherwise described in Note 1 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 of Part I of this Form 10-Q the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s risk factors. There are no material changes for the six months ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Second Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/7/2021	3.1	1-8519
10.1	Amendment No. 3 to Credit Agreement by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, Goldman Sachs Bank USA, as administrative agent for the Lenders, the Incremental Term B-2 Lender and each of the 2024 Extended Revolving Credit Lenders.	8-K	5/31/2024	10.1	1-8519
10.2	Amendment No. 4 to Credit Agreement by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, and the Term B-3 Lender, and acknowledged by Goldman Sachs Bank USA, as administrative agent for the Lenders.	8-K	6/14/2024	10.1	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a).					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	August 14, 2024	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	August 14, 2024	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer