Form 10-Q
period 2024-09-30
CINCINNATI BELL INC
filed 2024-11-07
CIK 716133

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of September 30, 2024, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-Q with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$274.7	$273.3	$819.1	$824.5

Costs and expenses
Cost of services and products, excluding items below	132.6	133.1	398.2	400.4
Selling, general and administrative, excluding items below	65.3	67.2	191.4	194.9
Depreciation and amortization	80.1	88.3	237.8	291.6
Restructuring and severance related charges	0.9	—	0.8	—
Transaction costs	—	—	0.1	0.1
Impairment of assets	3.1	—	3.1	—
Total operating costs and expenses	282.0	288.6	831.4	887.0
Operating loss	(7.3)	(15.3)	(12.3)	(62.5)
Interest expense	46.6	43.1	133.5	119.3
Other components of pension and postretirement benefit plans (benefit) expense	(3.2)	0.1	(4.7)	0.5
Other expense (income), net	20.4	(14.1)	(16.1)	(38.5)
Loss from continuing operations before income taxes	(71.1)	(44.4)	(125.0)	(143.8)
Income tax (benefit) expense	(1.0)	(4.4)	30.2	(10.9)
Loss from continuing operations	(70.1)	(40.0)	(155.2)	(132.9)
Income (loss) from discontinued operations (net of tax)	8.7	(2.7)	18.6	10.2
Net loss	$(61.4)	$(42.7)	$(136.6)	$(122.7)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(61.4)	$(42.7)	$(136.6)	$(122.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.3	(1.8)	(2.3)	0.6
Defined benefit plans:
Net gain arising from remeasurement during the period, net of tax of $2.2, $1.3	6.7	—	3.9	—
Amortization of prior service benefits included in net income, net of tax of ($0.1), ($0.1), ($0.2), ($0.2)	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of net actuarial gain included in net income, net of tax of ($0.2), ($0.2), ($0.7), ($0.8)	(0.8)	(1.1)	(2.3)	(2.9)
Reclassification adjustment for pension settlement benefits included in net income, net of tax of ($0.6), ($0.7)	(2.2)	—	(2.5)	—
Total other comprehensive income (loss)	4.9	(3.0)	(3.6)	(2.7)
Total comprehensive loss	$(56.5)	$(45.7)	$(140.2)	$(125.4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at June 30, 2024	$2,116.1	$(426.0)	$19.7	$1,709.8
Net loss	—	(61.4)	—	(61.4)
Other comprehensive income	—	—	4.9	4.9
Balance at September 30, 2024	$2,116.1	$(487.4)	$24.6	$1,653.3

Balance at June 30, 2023	$1,716.1	$(238.1)	$19.8	$1,497.8
Net loss	—	(42.7)	—	(42.7)
Other comprehensive loss	—	—	(3.0)	(3.0)
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at September 30, 2023	$2,116.1	$(280.8)	$16.8	$1,852.1

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2023	$2,116.1	$(350.8)	$28.2	$1,793.5
Net loss	—	(136.6)	—	(136.6)
Other comprehensive loss	—	—	(3.6)	(3.6)
Balance at September 30, 2024	$2,116.1	$(487.4)	$24.6	$1,653.3

Balance at December 31, 2022	$1,716.1	$(158.1)	$19.5	$1,577.5
Net loss	—	(122.7)	—	(122.7)
Other comprehensive loss	—	—	(2.7)	(2.7)
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at September 30, 2023	$2,116.1	$(280.8)	$16.8	$1,852.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$4.6	$7.8
Receivables, less allowances of $15.2 and $14.8	90.6	94.1
Inventory, materials and supplies	80.3	88.6
Prepaid expenses	26.7	25.7
Other current assets	8.5	20.7
Current assets held for sale from discontinued operations	344.2	460.0
Total current assets	554.9	696.9
Property, plant and equipment, net	2,565.2	2,385.7
Operating lease right-of-use assets	73.9	63.9
Goodwill	566.7	566.7
Intangible assets, net	367.8	415.7
Deferred income tax assets	0.1	3.5
Other noncurrent assets	165.1	52.9
Noncurrent assets held for sale from discontinued operations	588.4	570.2
Total assets	$4,882.1	$4,755.5
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$25.7	$20.4
Accounts payable	148.1	188.9
Unearned revenue and customer deposits	49.7	46.7
Accrued taxes	11.3	8.9
Accrued interest	4.1	3.6
Accrued payroll and benefits	24.8	35.0
Other current liabilities	30.2	42.0
Current liabilities held for sale from discontinued operations	291.9	338.5
Total current liabilities	585.8	684.0
Long-term debt, less current portion	2,068.1	1,830.1
Operating lease liabilities	69.5	60.2
Pension and postretirement benefit obligations	116.5	127.9
Pole license agreement obligation	38.7	40.8
Deferred income tax liability	35.3	5.4
Other noncurrent liabilities	231.2	127.9
Noncurrent liabilities held for sale from discontinued operations	83.7	85.7
Total liabilities	3,228.8	2,962.0
Shareowners’ equity
Additional paid-in capital	2,116.1	2,116.1
Accumulated deficit	(487.4)	(350.8)
Accumulated other comprehensive income	24.6	28.2
Total shareowners' equity	1,653.3	1,793.5
Total liabilities and shareowners’ equity	$4,882.1	$4,755.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(136.6)	$(122.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	243.5	354.1
Impairment of assets	3.1	—
Provision for loss on receivables	7.2	7.0
Unrealized loss (gain) on interest rate swaps	11.2	(21.7)
Noncash portion of interest expense	6.6	5.4
Deferred income taxes	30.7	(35.0)
Pension and other postretirement payments in excess of expense	(11.4)	(5.8)
Other, net	(5.3)	(1.9)
Changes in operating assets and liabilities:
Decrease in receivables	102.4	62.3
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	16.8	(34.0)
Decrease in accounts payable	(58.5)	(112.7)
Decrease in accrued and other current liabilities	(8.8)	(30.6)
(Increase) decrease in other noncurrent assets	(16.7)	2.2
Increase (decrease) in other noncurrent liabilities	1.5	(7.4)
Net cash provided by operating activities	185.7	59.2
Cash flows from investing activities
Capital expenditures	(417.0)	(482.0)
Acquisition of businesses, net of cash acquired	—	(3.2)
Acquisition of fiber and cable assets	(1.4)	(8.6)
Insurance proceeds received for damage to equipment	3.5	0.2
Other, net	(0.3)	(0.3)
Net cash used in investing activities	(415.2)	(493.9)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	—	400.0
Proceeds from issuance of long-term debt	307.1	206.0
Net decrease in corporate credit facility with initial maturities less than 90 days	(32.5)	(187.0)
Proceeds from borrowings on receivables facilities	1,085.1	1,420.2
Payments on receivables facilities	(1,101.7)	(1,361.3)
Repayment of debt	(23.8)	(41.7)
Payment of debt issuance costs	(3.8)	(3.8)
Net cash provided by financing activities	230.4	432.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	0.9	(2.3)
Cash, cash equivalents and restricted cash at beginning of period	12.5	12.9
Cash, cash equivalents and restricted cash at end of period	$13.4	$10.6
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$3.7	$3.7
Acquisition of property on account	$60.0	$76.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in Cincinnati, Ohio, Dayton, Ohio and the islands of Hawaii. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. The Company operates its business through one segment, Network. All revenue reported in the Network segment is generated from U.S. operations.

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

The Company’s Condensed Consolidated Balance Sheet as of September 30, 2024 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the three and nine months ended September 30, 2024 and 2023, results of operations of DAO were not significant.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of September 30, 2024 and December 31, 2023 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4.6	$7.8
Cash and cash equivalents included in Current assets held for sale from discontinued operations	2.3	1.3
Restricted cash included in Other noncurrent assets	6.5	3.4
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$13.4	$12.5

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

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. An asset impairment charge of $3.1 million was recorded in the three months ended September 30, 2024 for the write-off of certain fixed assets and operating lease right-of-use assets that will no longer be utilized as a result of the Company's decision in the third quarter to no longer pursue an ancillary product offering.

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

The parties to the litigations, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigations. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100.0 million and includes the $2.5 million previously contributed for the One ‘Ohana Fund. Settlement payments are expected to be made no earlier than the fourth quarter of 2025 following necessary judicial review and approvals. However, until final settlement documents are signed by all the parties to the term sheet, there can be no assurances that a settlement will be completed, or that Hawaiian Telcom will be able to settle the lawsuits against it on the terms set forth in the term sheet. If the settlement is not completed, Hawaiian Telcom intends to vigorously defend the lawsuits in which it is named as defendant.

As a result, the Company concluded that, with the agreement to the term sheet related to the August 2023 wildfires on Maui, the global settlement was probable, and the related loss was reasonably estimable. Accordingly, the Company recognized an incremental liability of $93.5 million recorded to “Other Noncurrent liabilities” in the Condensed Consolidated Balance Sheets as of June 30, 2024. This charge is offset by an insurance receivable included in “Other noncurrent assets” as of June 30, 2024. The Company recorded a general claims liability of $4.0 million related to the matter as of December 31, 2023.

As of September 30, 2024, the general liability of $97.5 million related to this matter remains recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had a general liability recorded related to this matter of $4.0 million, of which $2.0 million was recorded in "Other current liabilities" and $2.0 million was recorded in "Other noncurrent liabilities" in the Condensed Consolidated Balance Sheets. As of September 30, 2024 an offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance has been recorded in "Other noncurrent assets," in the Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had recorded $2.0 million to "Other noncurrent assets" on the Condensed Consolidated Balance Sheets.

Legal expenses of $3.5 million related to this matter have been recorded in the nine months ended September 30, 2024.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended September 30, 2024 for continuing operations was a benefit of $1.0 million. The tax benefit reported is lower than the $14.9 million benefit expected at the statutory rate due most notably to additional federal and state valuation allowances recorded against net operating loss deferred tax assets. The tax benefit reported in the three months ended September 30, 2024 for continuing operations is lower than the tax benefit in the comparable period of 2023 for continuing operations, despite a higher loss before tax, due to additional valuation allowances recorded against net operating loss deferred tax assets.

The income tax provision recorded for the nine months ended September 30, 2024 for continuing operations was an expense of $30.2 million, despite a loss before tax of $125.0 million, due most notably to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $17.1 million has been recorded in the nine months ended September 30, 2024 for continuing operations to record a deferred tax liability for the tax effect of the difference between book basis and tax basis of the Disposal Group. In addition, $44.5 million of tax expense, of which $20.3 million was discrete, was recorded in the nine months ended September 30, 2024 to increase valuation allowances on deferred tax assets related to federal and state net operating loss carryforwards. In the comparable period of 2023, the tax effect of the difference between book basis and tax basis of the Disposal Group was not yet reported.

Operating taxes — Certain operating taxes such as property, sales, use, and gross receipts taxes are reported as expenses in operating income primarily within cost of services. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price.

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

2. Discontinued Operations

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the Disposal Group from the Company for a purchase price of $670.0 million. The Purchase Agreement is subject to customary closing conditions and is expected to close in the fourth quarter of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2024. As a result, the Company reported, and continues to report, the assets and the liabilities that are included in the Disposal Group as held for sale and the operations as discontinued starting in the first quarter of 2024. The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, that were previously reported in the IT Services and Hardware Segment that will be retained by the continuing operation and excluded from the Disposal Group have been reported in the Network segment for the three and nine months ended September 30, 2024 and 2023.

All depreciation and amortization expense associated with intangible assets, property, plant and equipment and right of use assets associated with the Disposal Group ceased as of February 2, 2024.

Financial results of the Disposal Group for the three and nine months ended September 30, 2024 and 2023 reported as Income (loss) from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$184.6	$179.6	$545.6	$543.6
Costs and expenses
Cost of services and products, excluding items below	124.4	123.9	370.6	367.2
Selling, general and administrative, excluding items below	37.9	40.6	122.7	120.6
Depreciation and amortization	—	20.9	5.7	62.5
Restructuring and severance related charges	0.5	0.6	2.8	2.0
Transaction costs	9.4	0.3	19.7	0.3
Total operating costs and expenses	172.2	186.3	521.5	552.6
Operating income (loss)	12.4	(6.7)	24.1	(9.0)
Interest expense	0.4	0.2	1.1	0.7
Other expense (income), net	0.4	(0.5)	(0.9)	(0.1)
Income (loss) before income taxes	11.6	(6.4)	23.9	(9.6)
Income tax expense (benefit)	2.9	(3.7)	5.3	(19.8)
Net income (loss) from discontinued operations	$8.7	$(2.7)	$18.6	$10.2

The Disposal Group's assets and liabilities presented as discontinued operations as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$2.3	$1.3
Receivables, less allowances of $3.2 and $2.9	292.9	400.9
Inventory, materials and supplies	4.7	18.8
Prepaid expenses	29.0	27.6
Other current assets	15.3	11.4
Total current assets from discontinued operations	344.2	460.0
Property, plant and equipment, net	87.1	73.4
Goodwill	153.6	154.3
Intangible assets, net	295.5	300.2
Deferred income tax assets	2.5	2.8
Other noncurrent assets	49.7	39.5
Total noncurrent assets from discontinued operations	588.4	570.2
Total assets from discontinued operations	$932.6	$1,030.2
Liabilities
Current liabilities
Current portion of long-term debt	$5.6	$6.7
Accounts payable	212.3	264.9
Unearned revenue and customer deposits	19.8	25.3
Accrued taxes	3.4	4.3
Accrued payroll and benefits	29.5	16.5
Other current liabilities	21.3	20.8
Total current liabilities from discontinued operations	291.9	338.5
Long-term debt, less current portion	3.9	6.3
Deferred income tax liability	48.6	52.3
Other noncurrent liabilities	31.2	27.1
Total noncurrent liabilities from discontinued operations	83.7	85.7
Total liabilities from discontinued operations	$375.6	$424.2

The following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2024	2023
Depreciation and amortization	$5.7	$62.5
Capital expenditures	$14.6	$14.6

3. Mergers and Acquisitions

Acquisition of Bridgewired Fiber Assets

In the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million, consisting of $5.9 million in cash and $0.8 million in contingent consideration. In the nine months ended September 30, 2024, the Company remitted the $0.8 million of contingent consideration. The Company accounted for the Bridgewired fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Condensed Consolidated Balance Sheets.

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

As of September 30, 2024, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $218.8 million. In the third quarter of 2024 the Company was awarded a contract of $50.0 million to subsidize broadband expansion in Southwest Ohio. The revenue is expected to be recognized in 2026 and 2027. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Three months ended December 31, 2024	$4.9
2025	18.2
2026	50.2
2027	37.0
2028	9.5
Thereafter	99.0

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

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees such as franchise fees and regulatory fees, subsidized fiber build projects and other fees that are generally nonrecurring in nature. As a result of the Purchase Agreement, Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting. The sale of hardware and maintenance contracts is recognized at a point in time while transfer of control of the other services and products is evaluated on an individual project basis and can occur over time or at a point in time.

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2023*	$4.8	$18.6	$23.4
Additions	0.6	2.7	3.3
Amortization	(0.4)	(1.7)	(2.1)
Balance as of March 31, 2024	5.0	19.6	24.6
Additions	0.6	3.4	4.0
Amortization	(0.4)	(1.9)	(2.3)
Balance as of June 30, 2024	5.2	21.1	26.3
Additions	0.5	3.4	3.9
Amortization	(0.5)	(2.0)	(2.5)
Balance as of September 30, 2024	$5.2	$22.5	$27.7

*The beginning balance includes amounts transferred from the Disposal Group for fulfillment costs and costs of acquisition of $0.9 million and $0.3 million, respectively.

The Company recognizes a liability for cash received up-front for IRU contracts. At September 30, 2024 and December 31, 2023, $4.2 million and $4.1 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2024 and December 31, 2023, $81.7 million and $79.5 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Data	$146.8	$138.3	$431.6	$410.9
Video	44.9	44.6	134.8	135.1
Voice	56.3	63.0	173.2	194.4
Other	26.7	27.4	79.5	84.1
Total Revenue	$274.7	$273.3	$819.1	$824.5

5. Goodwill and Intangible Assets

Goodwill

As of September 30, 2024 and December 31 2023, the goodwill balance totaled $566.7 million. The goodwill balance as of December 31, 2023 is adjusted to reflect the goodwill reclassified to the Network segment from the Disposal Group based on the relative fair value of the retained operations for all comparable periods. No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2024 and 2023.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(193.8)	$351.2	$545.0	$(150.6)	$394.4
Trade names	22.4	(20.6)	1.8	22.4	(15.8)	6.6
Technology	1.1	(0.4)	0.7	1.1	(0.3)	0.8
Total	568.5	(214.8)	353.7	568.5	(166.7)	401.8
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.3	—	7.3	7.1	—	7.1
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.6	$(214.8)	$367.8	$582.4	$(166.7)	$415.7

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $15.7 million and $48.1 million for the three and nine months ended September 30, 2024, respectively. Amortization expense for finite-lived intangible assets was $17.3 million and $51.9 million for the three and nine months ended September 30, 2023, respectively. No impairment losses were recognized on intangible assets for the three and nine months ended September 30, 2024 and 2023.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ended December 31, 2024	$14.4
2025	53.5
2026	48.9
2027	44.4
2028	39.8
Thereafter	152.7
Total	$353.7

6. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2024	December 31, 2023
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	9.6	6.5
Credit Agreement - Term B-3 Loans	2.0	2.0
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Finance lease liabilities	8.6	6.4
Current portion of long-term debt	25.7	20.4
Long-term debt, less current portion:
Network Receivables Facility	20.6	36.1
CBTS Receivables Facility	208.4	209.9
Credit Agreement - Revolving Credit Facility	120.0	152.5
Credit Agreement - Term B-1 Loans	481.3	485.0
Credit Agreement - Term B-2 Loans	921.0	630.5
Credit Agreement - Term B-3 Loans	195.5	197.0
Various Cincinnati Bell Telephone notes (1)	94.1	95.1
Paniolo Fiber Assets Financing Arrangement	21.0	21.4
Digital Access Ohio Advance	10.3	6.3
Finance lease liabilities	34.9	36.4
	2,107.1	1,870.2
Net unamortized discount	(6.1)	(5.5)
Unamortized note issuance costs	(32.9)	(34.6)
Long-term debt, less current portion	2,068.1	1,830.1
Total debt	$2,093.8	$1,850.5
(1)
As of September 30, 2024 and December 31, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $6.2 million and $7.2 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

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

As a result of Amendment No.3, the Company incurred deferred financing costs of $2.4 million related to the Incremental Term B-2 Loans and capitalized the amounts as a reduction to the outstanding debt balance. In addition, the Company incurred deferred financing costs of $0.9 million related to the extension of the maturity date of the Revolving Credit Facility to August 2028 and capitalized the amounts to "Other noncurrent assets" on the Condensed Consolidated Balance Sheets as of September 30, 2024.

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

The Company had $120.0 million of outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $280.0 million available for borrowings as of September 30, 2024. The revolving credit facility matures in August 2028, and the Term B-1 Loans, Term B-2 Loans and Term B-3 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of September 30, 2024, the Company had $20.6 million in borrowings and $25.0 million of letters of credit outstanding under the Network Receivables Facility, leaving $9.4 million remaining availability on the total borrowing capacity of $55.0 million. As of September 30, 2024, the Company had $208.4 million in borrowings and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility, leaving $6.9 million remaining availability on the total borrowing capacity of $215.5 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility and the CBTS Receivables Facility is $55.0 million and $225.0 million, respectively, in the aggregate. The available borrowing capacity on each facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

In the first quarter of 2024, the Company executed an amendment to the CBTS Receivables Facility to extend the renewal date of the facility to April 2025 and replace CDOR, the benchmark rate of interest for borrowings denominated in Canadian dollars, with the Canadian Overnight Repo Rate Average ("CORRA"). As a result of the amendment, borrowings denominated in Canadian dollars under the CBTS Receivables Facility will bear interest based on CORRA plus 1.6%. All other material terms and conditions of the CBTS Receivables Facility were unchanged by the amendment. In October 2024, the Company executed an amendment to the Network Receivables Facility that extended the renewal date of the facility to April 2025. All other material terms and conditions of the Network Receivables Facility were unchanged by the amendment. The Network Receivables Facility and the CBTS Receivables Facility have a termination date in January 2026.

Under the Network Receivables Facility and the CBTS Receivables Facility, certain U.S. and Canadian subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), Cincinnati Bell Funding Canada Ltd. ("CBFC"), or CBTS Funding LLC (“CBTSF”), wholly-owned consolidated subsidiaries of the Company. Although CBF, CBFC and CBTSF are wholly-owned consolidated subsidiaries of the Company, CBF, CBFC and CBTSF are legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, CBFC or CBTSF, such accounts receivable are legally assets of CBF, CBFC and CBTSF and, as such, are not available to creditors of other subsidiaries or the parent company. The CBTS Receivables Facility includes an option for CBTSF to sell, rather than borrow against, certain receivables on a non-recourse basis. As of September 30, 2024, there was no outstanding balance for accounts receivable sold.

7. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2024	December 31, 2023
Operating lease assets, net of amortization	Operating lease right-of-use assets	$73.9	$63.9
Finance lease assets, net of amortization	Property, plant and equipment, net	14.8	9.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	10.4	9.5
Noncurrent operating lease liabilities	Operating lease liabilities	69.5	60.2
Total operating lease liabilities		79.9	69.7
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	8.6	6.4
Noncurrent finance lease liabilities	Long-term debt, less current portion	34.9	36.4
Total finance lease liabilities		$43.5	$42.8

.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.0	$3.0
Operating cash flows from operating leases	$8.3	$10.2
Financing cash flows from finance leases	$11.5	$9.9
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$20.0	$11.8
New finance leases	$8.3	$7.9

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

As of September 30, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2024	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$3.8	$—	$3.8	$—
Interest Rate Swap	Other noncurrent assets	$0.4	$—	$0.4	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.7	$—	$0.7	$—
Interest Rate Swap	Other noncurrent liabilities	$3.5	$—	$3.5	$—
Interest Rate Cap	Other current liabilities	$0.1	$—	$0.1	$—
Interest Rate Cap	Other noncurrent liabilities	$1.7	$—	$1.7	$—

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

The following table summarizes the location of losses (gains) in the Condensed Consolidated Statements of Operations that were recognized during the three and nine months ended September 30, 2024 and 2023, in addition to the derivative contract type:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Statement of Operations Location	2024	2023	2024	2023
Interest Rate Swap	Other expense (income), net	$14.9	$(10.2)	$(4.9)	$(23.8)
Interest Rate Cap	Other expense (income), net	$5.6	$(3.9)	$(1.9)	$(9.8)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2024 and December 31, 2023, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2024		December 31, 2023
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$2,083.2	$2,077.3	$1,842.3	$1,815.1
Other financing arrangements	41.5	39.2	43.6	37.7

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2024 and December 31, 2023, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2024, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

9. Pension and Postretirement Plans

As of September 30, 2024, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

In the third quarter of 2024, the Company purchased a group annuity contract to transfer a portion of its pension liability and related responsibility for benefit payments of certain participants and beneficiaries within our existing defined benefit plans. Additionally, lump sum payments of $6.7 million resulting in a reduction of the benefit obligation of $6.7 million were made in the three months ended September 30, 2024. The Company recorded a pension settlement gain of $2.8 million in the third quarter of 2024 as a result of the annuity purchases and the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost for each of the pension plans.

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

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and nine months ended September 30, 2024 and 2023.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended September 30,
	2024	2023	2024	2023
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	5.0	5.5	1.3	1.3
Expected return on plan assets	(5.5)	(5.2)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	—	(0.1)	(1.0)	(1.2)
Pension settlement gain	(2.8)	—	—	—
Pension / postretirement (benefit) cost	$(3.3)	$0.2	$0.2	$—

	Nine Months Ended September 30,
	2024	2023	2024	2023
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.3	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	15.1	16.5	3.8	3.9
Expected return on plan assets	(16.8)	(15.6)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	(0.6)
Actuarial gain	(0.1)	(0.2)	(2.9)	(3.5)
Pension settlement gain	(3.2)	—	—	—
Pension / postretirement (benefit) cost	$(5.0)	$0.7	$0.6	$0.1

Amortization of prior service benefit and actuarial gain in the three and nine months ended September 30, 2024 and 2023 represent reclassifications from accumulated other comprehensive income.

For the nine months ended September 30, 2024, contributions to the qualified pension plans were $0.6 million, and contributions to the non-qualified pension plans were $1.4 million. For the nine months ended September 30, 2023, contributions to the qualified pension plans were nominal, and contributions to the non-qualified pension plans were $1.5 million. Based on current assumptions, contributions are expected to be approximately $1 million to the qualified pension plans and approximately $2 million to the non-qualified pension plans in 2024.

For the nine months ended September 30, 2024 and 2023, contributions to our postretirement plans were $5.0 million. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2024.

10. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of June 30, 2024	$28.3		$(8.6)	$19.7
Remeasurement of benefit obligations	6.7		—	6.7
Reclassifications, net	(3.1)	(a)	—	(3.1)
Foreign currency gain	—		1.3	1.3
Balance as of September 30, 2024	$31.9		$(7.3)	$24.6

Balance as of June 30, 2023	$25.0		$(5.2)	$19.8
Reclassifications, net	(1.2)	(a)	—	(1.2)
Foreign currency loss	—		(1.8)	(1.8)
Balance as of September 30, 2023	$23.8		$(7.0)	$16.8

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2023	$33.2		$(5.0)	$28.2
Remeasurement of benefit obligations	3.9		—	3.9
Reclassifications, net	(5.2)	(a)	—	(5.2)
Foreign currency loss	—		(2.3)	(2.3)
Balance as of September 30, 2024	$31.9		$(7.3)	$24.6

Balance as of December 31, 2022	$27.1		$(7.6)	$19.5
Reclassifications, net	(3.3)	(a)	—	(3.3)
Foreign currency gain	—		0.6	0.6
Balance as of September 30, 2023	$23.8		$(7.0)	$16.8

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

11. Restructuring and Severance

Liabilities have been established for employee separations and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Contract Terminations	Total
Balance as of December 31, 2023	$10.2	$—	$10.2
Charges	0.2	—	0.2
Utilizations	(6.4)	—	(6.4)
Balance as of March 31, 2024	$4.0	$—	$4.0
Reversals	(0.3)	—	(0.3)
Utilizations	(3.5)	—	(3.5)
Balance as of June 30, 2024	$0.2	$—	$0.2
Charges	0.2	0.7	0.9
Utilizations	(0.2)	—	(0.2)
Balance as of September 30, 2024	$0.2	$0.7	$0.9

Employee separation costs consist of severance to be paid pursuant to the Company's written severance plan. Severance charges recorded as of December 31, 2023, and in 2024 are related to a severance program as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii.

Contract termination costs consisted of payments due to vendors to exit contractual agreements that will no longer be utilized as a result of the Company's decision in the third quarter to no longer pursue an ancillary product offering. Contract termination costs are expected to be paid out in the fourth quarter of 2024.

A summary of restructuring activity by business segment is shown below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2023	$9.7	$0.5	$10.2
Charges	0.2	—	0.2
Utilizations	(6.3)	(0.1)	(6.4)
Balance as of March 31, 2024	$3.6	$0.4	$4.0
Reversals	(0.3)	—	(0.3)
Utilizations	(3.2)	(0.3)	(3.5)
Balance as of June 30, 2024	$0.1	$0.1	$0.2
Charges	0.9	—	0.9
Utilizations	(0.2)	—	(0.2)
Balance as of September 30, 2024	$0.8	$0.1	$0.9

At September 30, 2024 and December 31, 2023, $0.9 million and $10.2 million, respectively, of the restructuring liabilities were included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.

12. Business Segment Information

The Network segment serves customers in the Greater Cincinnati region through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand. In May 2022, the Company acquired Agile and includes Agile’s financial results in the Network segment. As of September 30, 2024, we operate our business through one segment. The Network segment is a strategic business unit that offers distinct products and services and is aligned with the Company's internal management structure and reporting.

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

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Selected financial data for the Company’s business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenue
Network	$274.7	$273.3	$819.1	$824.5
Total revenue	$274.7	$273.3	$819.1	$824.5
Operating (loss) income
Network	$(3.3)	$(8.6)	$4.7	$(42.4)
Corporate	(4.0)	(6.7)	(17.0)	(20.1)
Total operating loss	$(7.3)	$(15.3)	$(12.3)	$(62.5)
Expenditures for long-lived assets*
Network	$115.8	$180.4	$403.8	$475.8
Corporate	—	—	—	0.2
Total expenditures for long-lived assets	$115.8	$180.4	$403.8	$476.0
Depreciation and amortization
Network	$80.1	$88.2	$237.7	$291.3
Corporate	—	0.1	0.1	0.3
Total depreciation and amortization	$80.1	$88.3	$237.8	$291.6

* Includes cost of acquisitions

(dollars in millions)	September 30, 2024	December 31, 2023
Assets
Network	$3,746.9	$3,597.2
Total assets from discontinued operations	932.6	1,030.2
Corporate and eliminations	202.6	128.1
Total assets	$4,882.1	$4,755.5

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Results for interim periods may not be indicative of results for the full year or any other interim period.

Sale of IT Services Business

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook will acquire the CBTS and OnX businesses from the Company for a purchase price of $670.0 million (the "Divestiture"). The Purchase Agreement is subject to customary closing conditions and is expected to close in the fourth quarter of 2024, although there can be no assurance that the Purchase Agreement will close by that date.

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

Consolidated revenue totaling $274.7 million and $819.1 million for the three and nine months ended September 30, 2024 increased $1.4 million and decreased $5.4 million, respectively, compared to the same periods in 2023. For the three and nine months ended September 30, 2024, Strategic revenue increased $16.6 million and $43.5 million, respectively, compared to the comparable periods in the prior year primarily due to the increase in the Strategic Internet subscriber base. For the three months ended September 30, 2024, Strategic revenue growth more than offset Legacy decline of $14.5 million compared to the same period in the prior year. For the nine months ended September 30, 2024, Legacy revenue decline of $44.3 million and decreased Other revenue of $4.6 million, compared to the comparable period in the prior year, more than offset Strategic revenue growth. Other revenue decreased primarily due to Hawaii hardware sales and revenue associated with nonrecurring subsidized fiber build projects.

Operating loss for the three and nine months ended September 30, 2024 was $7.3 million and $12.3 million, respectively, compared to operating loss for the three and nine months ended September 30, 2023 of $15.3 million and $62.5 million, respectively. Lower operating loss for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is primarily due to lower depreciation and amortization expenses due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023, as well as declining amortization expense on certain intangibles. Operating loss for the three and nine months ended September 30, 2024 includes an asset impairment charge of $3.1 million related to assets that will no longer be utilized by the business related to an ancillary product offering that the Company decided to no longer pursue in the third quarter of 2024.

Interest expense increased $3.5 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year primarily due to interest expense incurred on the Incremental Term B-2 Loans entered into in the second quarter of 2024. The nine months ended September 30, 2024 are also impacted by the Term B-3 Loans entered into in the second quarter of 2023. The increase in interest expense was partially offset by decreased borrowings on the Revolving Credit Facility due 2028 in the three and nine months ended September 30, 2024 compared to the same periods in 2023.

Other components of pension and postretirement benefit plans expense decreased for the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to the annual remeasurement of the pension and postretirement projected benefit obligations that resulted in decreased expense due to lower interest cost on projected benefit obligations and increased benefit from expected return on plan assets as well as a settlement gain recorded in the third quarter of 2024. Settlement gain is the result of the Company purchasing a group annuity contract and transferring a portion of its pension liability and the related responsibility for benefit payments within existing defined benefit plans as well as lump sum payments.

Other expense (income), net totaled expense of $20.4 million and income of $16.1 million for the three and nine months ended September 30, 2024, respectively, primarily due to recording losses associated with the Company's interest rate swap agreements and interest rate cap agreements of $20.5 million in the three months ended September 30, 2024 and gains of $6.8 million in the nine months ended September 30, 2024. In addition, in the nine months ended September 30, 2024, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement and received insurance reimbursements of $3.0 million related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Other expense (income), net totaled income of $14.1 million and $38.5 million for the three and nine months ended September 30, 2023, respectively, primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $14.1 million and $33.6 million in the three and nine months ended September 30, 2023, respectively. In addition, in the nine months ended September 30, 2023, the Company recorded a patronage distribution of $5.0 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement.

Loss from continuing operations before income taxes totaled $71.1 million for the three months ended September 30, 2024 resulting in an increase in the loss of $26.7 million compared to the same period in 2023 as the decrease in operating loss was more than offset by the unfavorable change to other expense (income), net and higher interest expense in the three months ended September 30, 2024 compared to the same period in the prior year.

Loss from continuing operations before income taxes totaled $125.0 million for the nine months ended September 30, 2024 resulting in a decrease in the loss of $18.8 million compared to the same period in 2023 as the decrease in operating loss and favorable change to other (expense) income, net more than offset higher interest expense in the nine months ended September 30, 2024 compared to the same period in the prior year.

The income tax provision for the three months ended September 30, 2024 for continuing operations was a benefit of $1.0 million. The tax benefit reported is lower than the $14.9 million benefit expected at the statutory rate due most notably to additional federal and state valuation allowances recorded against net operating loss deferred tax assets. The tax benefit reported in the three months ended September 30, 2024 for continuing operations is lower than the tax benefit in the comparable period of 2023 for continuing operations, despite a higher loss before tax, due to additional valuation allowances recorded against net operating loss deferred tax assets.

The income tax provision recorded for the nine months ended September 30, 2024 for continuing operations was an expense of $30.2 million, despite a loss before tax of $125.0 million, due most notably to amounts recorded related to the accounting for the planned divestiture of the Disposal Group. A discrete tax expense item of $17.1 million has been recorded in the nine months ended September 30, 2024 for continuing operations to record a deferred tax liability for the tax effect of the difference between book basis and tax basis of the Disposal Group. In addition, $44.5 million of tax expense, of which $20.3 million was discrete, was recorded in the nine months ended September 30, 2024 to increase valuation allowances on deferred tax assets related to federal and state net operating loss carryforwards. In the comparable period of 2023, the tax effect of the difference between book basis and tax basis of the Disposal Group was not yet reported.

Network

The Network segment provides products and services that are categorized as Strategic, Legacy or Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will be doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, with recent expansion of its video service from Oahu to all neighboring islands. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

As a result of the Purchase Agreement, revenue contributed by Hawaii operations and certain Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment for the three and nine months ended September 30, 2024 and 2023.

Strategic products include internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data, as well as video. The Company is able to deliver speeds of up to one gigabit per second to nearly 80% of the Cincinnati ILEC operating territory and approximately 58% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

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

Network, continued

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Data	$146.8	$138.3	$8.5	6%	$431.6	$410.9	$20.7	5%
Video	44.9	44.6	0.3	1%	134.8	135.1	(0.3)	0%
Voice	56.3	63.0	(6.7)	(11)%	173.2	194.4	(21.2)	(11)%
Other	26.7	27.4	(0.7)	(3)%	79.5	84.1	(4.6)	(5)%
Total Revenue	274.7	273.3	1.4	1%	819.1	824.5	(5.4)	(1)%
Operating costs and expenses:
Cost of services and products	132.6	133.1	(0.5)	0%	398.2	400.4	(2.2)	(1)%
Selling, general and administrative	61.3	60.5	0.8	1%	174.6	175.1	(0.5)	0%
Depreciation and amortization	80.1	88.2	(8.1)	(9)%	237.7	291.3	(53.6)	(18)%
Restructuring and severance related charges	0.9	—	0.9	n/m	0.8	—	0.8	n/m
Transaction costs	—	—	—	n/m	—	0.1	(0.1)	n/m
Impairment of assets	3.1	—	3.1	n/m	3.1	—	3.1	n/m
Total operating costs and expenses	278.0	281.8	(3.8)	(1)%	814.4	866.9	(52.5)	(6)%
Operating (loss) income	$(3.3)	$(8.5)	$5.2	(61)%	$4.7	$(42.4)	$47.1	n/m
Operating margin	(0.9)%	1.0%		(1.9) pts	0.6%	(5.1)%		5.7 pts
Capital expenditures	$115.3	$174.6	$(59.3)	(34)%	$402.4	$467.2	$(64.8)	(14)%

	September 30,
Metrics information (in thousands):	2024	2023	Change	% Change
Cincinnati
Strategic
Internet*	358.6	319.4	39.2	12%

Video	117.0	122.9	(5.9)	(5)%

Enterprise Fiber - Ethernet Bandwidth	15,370	12,349	3,021	24%

Units passed FTTP**	814.8	779.4	35.4	5%

Legacy
Internet***	25.1	45.8	(20.7)	(45)%

Voice Lines	201.8	218.8	(17.0)	(8)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP). In the first quarter of 2024, the Company updated the definition and reporting method used to calculate units passed in Cincinnati. Units passed as of September 30, 2023 has also been updated to reflect the change in definition and reporting method.

*** Internet speeds of less than 100mbps

Network, continued

	September 30,
Metrics information (in thousands):	2024	2023	Change	% Change
Hawaii
Strategic
Internet*	100.4	83.0	17.4	21%

Video	33.9	34.4	(0.5)	(1)%

Enterprise Fiber - Ethernet Bandwidth	8,004.3	6,121.0	1,883.3	31%

Units passed FTTP**	384.0	325.5	58.5	18%

Legacy
Internet***	25.5	31.0	(5.5)	(18)%

Voice Lines	128.9	140.1	(11.2)	(8)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands

*** Internet speeds of less than 100mbps

Revenue

	Three Months Ended September 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$70.7	$16.8	$87.5	$60.1	$13.1	$73.2
Enterprise Fiber	24.6	14.0	38.6	24.9	11.7	36.6
Video	37.8	7.1	44.9	37.1	7.5	44.6
Total Strategic	133.1	37.9	171.0	122.1	32.3	154.4
Legacy
Voice	33.5	22.8	56.3	38.7	24.3	63.0
Internet	5.2	3.6	8.8	8.8	4.4	13.2
Data	7.0	4.9	11.9	8.2	7.1	15.3
Total Legacy	45.7	31.3	77.0	55.7	35.8	91.5
Other	11.6	15.1	26.7	12.1	15.3	27.4
Total Network revenue	$190.4	$84.3	$274.7	$189.9	$83.4	$273.3

Network, continued

	Nine Months Ended September 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$203.9	$46.8	$250.7	$173.0	$37.3	$210.3
Enterprise Fiber	72.4	41.5	113.9	74.9	35.6	110.5
Video	113.4	21.4	134.8	112.0	23.1	135.1
Total Strategic	389.7	109.7	499.4	359.9	96.0	455.9
Legacy
Voice	103.3	69.9	173.2	119.3	75.1	194.4
Internet	18.1	11.5	29.6	29.3	13.8	43.1
Data	21.7	15.7	37.4	26.6	20.4	47.0
Total Legacy	143.1	97.1	240.2	175.2	109.3	284.5
Other	31.3	48.2	79.5	33.3	50.8	84.1
Total Network revenue	$564.1	$255.0	$819.1	$568.4	$256.1	$824.5

Strategic

Strategic revenue for the three and nine months ended September 30, 2024 increased $16.6 million and $43.5 million, respectively, compared to the same periods in 2023 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base adding 28,100 strategic internet subscribers in Cincinnati and 13,000 strategic internet subscribers in Hawaii in the nine months ended September 30, 2024. In Hawaii, we continue to build fiber at an accelerated pace which enabled us to pass 15,800 and 45,000 FTTP addresses during the three and nine months ended September 30, 2024. In Cincinnati, we passed 5,300 and 23,200 FTTP addresses in the three and nine months ended September 30, 2024, respectively, primarily to multi-dwelling units and in markets adjacent to Cincinnati. The Average Revenue Per User (“ARPU”) for the three and nine months ended September 30, 2024 increased for internet in both Cincinnati and Hawaii compared to the comparable periods in 2023 primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three and nine months ended September 30, 2024 increased $2.0 million and $3.4 million, respectively, compared to the same periods in the prior year primarily due to increased revenue in Hawaii of $2.3 million and $5.9 million, respectively, associated with an IRU contract and the SEA-US cable system. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 24% and 31% increases in Ethernet Bandwidth in Cincinnati and Hawaii, respectively. In Cincinnati, further increases in revenue were contributed by Agile of $1.0 million in the nine months ended September 30, 2024, partially offset by decreased revenue as a result of pricing pressures to provide higher speeds at a lower cost.

Legacy

Legacy revenue decreased $14.5 million and $44.3 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to the decline in voice lines and internet subscribers. Voice lines declined 8% in both Cincinnati and Hawaii as the traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three and nine months ended September 30, 2024 compared to the same periods in 2023 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue decreased $0.7 million for the three months ended September 30, 2024 compared to the same period in the prior year as decreased revenue from subsidized fiber build projects of $2.5 million was partially offset by increased revenue from miscellaneous billing fees of $1.0 million.

Other revenue decreased $4.6 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreased revenue from subsidized fiber build projects of $6.1 million and Hawaii hardware sales of $5.7 million. These decreases were partially offset by increased revenue from professional services projects of $4.0 million, miscellaneous billing increases of $1.7 million, and nonrecurring rent revenue billing adjustments of $1.0 million.

Network, continued

Operating Costs and Expenses

Cost of services and products decreased $0.5 million for the three months ended September 30, 2024 compared to the same period in the prior year primarily due to decreases in network related expenses of $1.9 million related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services. These decreases were partially offset by increases in operating taxes of $1.4 million due to higher regulatory fees.

Cost of services and products decreased $2.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to decreases in network related expenses of $4.3 million and operating materials of $2.2 million, which more than offset increases in operating taxes of $3.4 million and contract services costs of $1.6 million due to similar trends that impacted the quarter. The increase in contract services costs are due to higher utilization of outside contractors on certain specialized projects including the expansion of our fiber network.

SG&A expenses increased $0.8 million for the three months ended September 30, 2024 compared to the comparable period in the prior year primarily due to increases in contract services costs, software development expenses and bad debt expense partially offset by decreased advertising costs due to reduced marketing campaigns and promotional events.

SG&A expenses decreased $0.5 million for the nine months ended September 30, 2024 compared to the same period in 2023 as favorable advertising expenses of $2.9 million due to similar trends that impacted the quarter and decreased payroll costs of $1.8 million were partially offset by increases in contract services costs of $2.0 million and software development expenses of $1.2 million. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2023. Increased contract services costs is due to legal expenses and general liability insurance expenses incurred in the nine months ended September 30, 2024 related to the wildfires in Hawaii that exceeded the favorable insurance adjustment recorded in the period while software development expenses increased due to higher software support fees.

Depreciation and amortization expense decreased $8.1 million and $53.6 million for the three and nine months ended September 30, 2024, respectively, compared to the comparable periods in 2023 primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by March 31, 2023 in addition to declining amortization expense on certain intangibles.

Restructuring and severance related charges of $0.7 million related to contract terminations and impairment of assets charges of $3.1 million related to fixed assets that will no longer be utilized by the business were recorded in the three months ended September 30, 2024. These charges were recorded as a result of the Company decision to no longer pursue an ancillary product offering in the third quarter of 2024.

Network, continued

Capital Expenditures

	Three Months Ended September 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fiber Network Capital Expenditures
Construction	$23.9	$17.7	$41.6	$57.1	$23.5	$80.6
Installation	20.7	7.0	27.7	21.2	12.0	33.2
Other	2.4	0.4	2.8	2.4	2.9	5.3
Total Fiber Network	47.0	25.1	72.1	80.7	38.4	119.1
Enterprise Fiber	11.5	4.7	16.2	9.9	6.8	16.7
Other	12.4	14.6	27.0	18.3	20.5	38.8
Total Network Capital Expenditures	$70.9	$44.4	$115.3	$108.9	$65.7	$174.6

	Nine Months Ended September 30,
	2024			2023
(dollars in millions)	Cincinnati	Hawaii	Total	Cincinnati	Hawaii	Total
Fioptics Capital Expenditures
Construction	$84.6	$48.1	$132.7	$148.0	$57.3	$205.3
Installation	68.4	20.7	89.1	64.5	28.7	93.2
Other	20.4	2.3	22.7	12.5	4.4	16.9
Total Fioptics	173.4	71.1	244.5	225.0	90.4	315.4
Enterprise Fiber	30.2	18.3	48.5	24.5	20.9	45.4
Other	41.3	68.1	109.4	49.0	57.4	106.4
Total Network Capital Expenditures	$244.9	$157.5	$402.4	$298.5	$168.7	$467.2

Capital expenditures in Cincinnati are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during the three and nine months ended September 30, 2024, we passed 5,300 and 23,200 FTTP addresses, respectively, primarily in markets adjacent to Cincinnati as well as multi-dwelling units. As of September 30, 2024, the Company is able to deliver internet speeds up to one gigabit or more to 814,800 residential and commercial addresses, or nearly 80% of our ILEC operating territory in Cincinnati.

Cincinnati construction capital expenditures for the three and nine months ended September 30, 2024 decreased $33.2 million and $63.4 million, respectively, compared to the same periods in 2023 due to passing fewer doors in the three and nine months ended September 30, 2024 compared to the same periods in 2023. Cincinnati installation capital expenditures increased $3.9 million for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to higher costs to install.

Enterprise Fiber capital expenditures in Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure we continue to grow our capacity and services within the network core. Cincinnati Enterprise Fiber capital expenditures increased $1.6 million in the three months ended September 30, 2024 compared to the same period in the prior year primarily due to increased capital expenditures of $4.7 million relating to network capacity upgrades, partially offset by decreased capital expenditures contributed by Agile of $3.1 million. Cincinnati Enterprise Fiber capital expenditures increased $5.7 million in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to increased network capacity upgrades that impacted the quarter and increased capital expenditures contributed by Agile of $1.4 million. Cincinnati capital expenditures classified as Other are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures for the three and nine months ended September 30, 2024 decreased $5.8 million and $9.2 million, respectively, compared to the same periods in the prior year due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Hawaii installation capital expenditures decreased $5.0 million and $8.0 million for the three and nine months ended September 30, 2024, respectively, compared to the comparable periods in 2023 primarily due to the timing of expenditures for customer premise equipment (“CPE”) utilized for installations and lower costs to install in the nine months ended September 30, 2024 compared to the same period in the prior year. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for large carriers across the network due to significant contracts signed in 2022 and 2023. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2024, the Company had an accumulated deficit of $487.4 million and $2,093.8 million of outstanding indebtedness, excluding capital leases and other financing arrangements of $9.5 million that are reported as held for sale at September 30, 2024.

The Company’s primary source of cash is generated by operations. The Company generated $185.7 million and $59.2 million of cash flows from operations during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had $303.2 million of short-term liquidity, comprised of $4.6 million of cash and cash equivalents, $2.3 million of cash and cash equivalents included in "Current assets held for sale from discontinued operations," $280.0 million of undrawn capacity on our Revolving Credit Facility due 2028, $9.4 million available under the Network Receivables Facility and $6.9 million available under the CBTS Receivables Facility.

The Network Receivables Facility and CBTS Receivables Facility permit maximum borrowings of up to $55.0 million and $225.0 million, respectively. As of September 30, 2024, the Company had borrowings of $20.6 million and $25.0 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $55.0 million. As of September 30, 2024, the Company had borrowings of $208.4 million and $0.2 million of letters of credit outstanding under the CBTS Receivables Facility on a borrowing capacity of $215.5 million.

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

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.1 million and $5.0 million in patronage dividends in the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2024 totaled $185.7 million, an increase of $126.5 million compared to the same period in the prior year. The increase is due to changes in the amount of accounts receivable sold on the CBTS Receivables Facility which resulted in increased cash flows of $40.0 million in the nine months ended September 30, 2024 compared to the same period in 2023 in addition to increased cash inflow due to improved working capital associated with the Disposal Group and $18.0 million of realized gains on the Company's interest rate hedges and caps, an increase of $6.0 million compared to same period in the prior year. These increases were partially offset by higher interest payments of $15.5 million primarily due to higher interest rates and restructuring payments of $12.9 million in the nine months ended September 30, 2024 associated with initiatives executed in the fourth quarter of 2023 compared to payments of $1.8 million in the nine months ended September 30, 2023.

Cash used in investing activities during the nine months ended September 30, 2024 totaled $415.2 million, a decrease of $78.7 million compared to the same period in the prior year due to the decrease in capital expenditures primarily associated with extending the Company's fiber network, decrease in acquisition of assets and insurance reimbursements of $3.0 million received in the nine months ended September 30, 2024 related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Cash provided by financing activities during the nine months ended September 30, 2024 totaled $230.4 million primarily due to the issuance of $300.0 million of Incremental Term B-2 Loans which was partially offset by net payments on the Revolving Credit Facility due 2028 and receivables facilities of $32.5 million and $16.6 million, respectively and required payments totaling $11.7 million on the Term B-1, B-2 and B-3 Loans. Cash provided by financing activities during the nine months ended September 30, 2023 totaled $432.4 million primarily due to a capital contribution from Parent of $400.0 million, the issuance of $200.0 million of Term B-3 Loans and net borrowings on the receivables facilities of $58.9 million. These increases were partially offset by net payments on the Revolving Credit Facility due 2026 of $187.0 million and the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete description of regulatory matters. There are no material changes for the nine months ended September 30, 2024.

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

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the nine months ended September 30, 2024. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2024 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2024 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a comprehensive listing of the Company’s risk factors. There are no material changes for the nine months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Fourth Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/26/2024	3.2	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a).					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	November 7, 2024	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	November 7, 2024	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer