Form 10-K
period 2024-12-31
CINCINNATI BELL INC
filed 2025-03-18
CIK 716133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

Yes ☐ No ☒

As of December 31, 2024, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-K with the SEC on a voluntary basis.

Form 10-K Part I	Cincinnati Bell Inc.

This report contains trademarks, service marks and registered marks of Cincinnati Bell Inc., as indicated.

Form 10-K Part I	Cincinnati Bell Inc.

Part I

Item 1. Business

Overview and Strategy

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. The Company operates its businesses through one segment: Network. The Network segment serves customers in the Greater Cincinnati region, which includes Dayton, Ohio, Columbus, Ohio and expansion territories further into Southwest Ohio, through our altafiber brand and services customers in Hawaii through our Hawaiian Telcom brand.

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook would acquire the CBTS and OnX businesses (the "Disposal Group") from the Company for a purchase price of $670.0 million. Management determined that the CBTS and OnX operations that are covered by the Purchase Agreement would be reported as discontinued operations for all comparable periods beginning January 1, 2022. On December 2, 2024, Cincinnati Bell completed the transaction.

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

Pursuant to the Merger Agreement, each of Cincinnati Bell’s issued and outstanding Common Shares was converted into the right to receive $15.50 per share in cash, without interest. Trading of the Company’s Common Shares was suspended on the New York Stock Exchange (“NYSE”) and the Common Shares were subsequently delisted from the NYSE. Additionally, the Company redeemed Depositary Shares simultaneously with the redemption of the 6 3/4% Preferred Shares, at a redemption price of $50 per Depositary Share (equivalent to $1,000 per 6 3/4% Preferred Share), and the Depositary Shares were then delisted from the NYSE. As a result of the Merger Agreement, the Company has ceased to be subject to the filing requirements under Sections 12(b), 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended; however, due to contractual provisions in certain indentures, the Company is required to voluntarily file certain periodic reports with the U.S. Securities and Exchange Commission (“SEC”).

This Annual Report on Form 10-K provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2024 and our results of operations for the years ended December 31, 2024, 2023, and 2022.

Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

The Company provides high-speed data, video, and voice solutions to consumers and businesses over an expanding fiber network and a legacy copper network. During 2018, the Company acquired Hawaiian Telcom Holdco, Inc. ("Hawaiian Telcom"), the largest full service provider of communication services on all of Hawaii's major islands. This acquisition added operational scale to our business by adding access to both Honolulu, a well-developed, fiber-rich city on Oahu, as well as the growing neighbor islands. As a result of the acquisition, the Company operates an aggregate of approximately 23,100 fiber route miles. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile") for total cash consideration of $65.5 million. Agile delivers customers, primarily located in Ohio and Pennsylvania, with middle mile, last mile and campus connectivity services through hybrid fiber wireless networks that are designed, built and managed by Agile. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT") for an aggregate purchase price of $3.3 million. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan. The services and solutions provided by OTT complement the services offered by Agile.

The Company continues the transformation to a state-of-the art fiber company from a legacy copper-based telecommunications company. During 2024, we invested $323.8 million of capital to expand our fiber network, upgrade and increase related network capacity, and maintain our existing fiber and copper networks.

Form 10-K Part I	Cincinnati Bell Inc.

During the year, we passed an additional 62,500 Fiber to the Premise ("FTTP") addresses in the Greater Cincinnati area. The Company is focused on building these addresses as FTTP has become a more relevant solution for our customers. As of December 31, 2024, the Company is able to deliver internet speeds up to six gigabits or more to approximately 898,700 FTTP customer locations, or more than 80% of the Greater Cincinnati operating territory. During 2024, we passed an additional 61,800 FTTP addresses in Hawaii, with internet speeds up to one gigabit or more now available to approximately 400,800 FTTP addresses, more than 60% of the operating territory in Hawaii, including Oahu and the neighbor islands.

During 2024, we continued the network expansion to Dayton, Ohio and Columbus, Ohio and in 2025 will continue the expansion further into Southwest Ohio with subsidy support of $50 million from a grant awarded in the third quarter of 2024 to build fiber routes to 38,000 addresses. In Hawaii, we continue to build out the network and expand our fiber footprint across Oahu and the neighbor islands while also retiring legacy copper assets.

High demand for Strategic revenue products resulted in $673.6 million of revenue for 2024, up $56.4 million compared to 2023 mitigating the decline in legacy products. The primary focus of our investments is the expansion of high-speed internet products which are designed to compete directly with the cable Multiple System Operators, such as Charter Communications, serving the Company’s operating territories. Year-over-year revenue and subscribers for these products are outlined in the tables below:

	Year Ended December 31,
Greater Cincinnati Operating Territory	2024	2023	2022
Strategic Revenue (in millions):	$523.9	$486.3	$439.7
Subscribers (in thousands):
Internet	366.5	330.5	284.4
Video	112.8	121.5	123.1
Voice	195.5	218.6	242.1

	Year Ended December 31,
Hawaii Operating Territory	2024	2023	2022
Strategic Revenue (in millions):	$149.7	$130.9	$110.4
Subscribers (in thousands):
Internet	105.5	87.4	70.6
Video	35.0	34.1	36.0
Voice	126.2	137.0	150.7

In 2024, the Company invested $62.9 million in Enterprise Fiber products, which includes fiber and IP-based core network technology as well as expenditures for Agile. These investments position the Company to meet increased business and carrier demand within Greater Cincinnati. In Hawaii, expenditures are for high-bandwidth data transport products, such as metro-ethernet, including the Southeast Asia to United States ("SEA-US") cable. We continue to evolve and optimize network assets to support the migration of legacy products to new technology, and as of December 31, 2024, the Company has:

•
passed commercial addresses with fiber-based services (referred to as a lit address) totaling approximately 37,100 and 24,800 lit addresses in Greater Cincinnati and Hawaii, respectively;
•
expanded the fiber network to span more than 17,300 route miles in Greater Cincinnati and 6,900 route miles in Hawaii; and
•
provided cell site back-haul services to approximately 85% of the 1,200 cell sites in the Greater Cincinnati market, all of which are lit with fiber, and more than 90% of the 1,065 cell sites in Hawaii, nearly all of which are lit with fiber.

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

Operations

As of December 31, 2024, the Company operated one segment: Network.

The Network segment provides products and services that can be categorized as either Strategic, Enterprise Fiber or Legacy. The table below demonstrates how our products and services are categorized:

Network
	Strategic	Enterprise Fiber	Legacy
Data	Fiber to the Premise (“FTTP”)	Ethernet (>10Mb)	DSL (< 10 Mb) (3)
		Dedicated Internet Access	DSL (> 10 Mb)
		Wavelength	DS0 (4), DS1, DS3
		IRU (1)	TDM (5)
		Small Cell	Ethernet (<10 Mb)
		SONET (2)	Fiber to the Node (“FTTN”)
Direct Colocation
Managed Towers
Data Connectivity
Voice	Voice (Fiber)		Traditional Voice
Consumer Long Distance
Business Long Distance
Switched Access
Digital Trunking Unified Communications as a Services Contact Center Multi-Protocol Label Switching
Video	Television Service

(1)
Indefeasible Right of Use
(2)
Synchronous Optical Network
(3)
Digital Subscriber Line
(4)
Digital Signal
(5)
Time Division Multiplexing

We provide products and services such as high-speed internet, data transport, local voice, video and other services. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services in the Enterprise Fiber and Legacy categories that are delivered beyond the Company's ILEC territory, particularly in Dayton and Mason, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. Hawaiian Telcom, a subsidiary of the Company, is the ILEC for the State of Hawaii and the largest full service provider of communications services and products in that state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services, including video, are offered on all of Hawaii’s major islands. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired OTT. OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan. Our key products and services include the following:

Form 10-K Part I	Cincinnati Bell Inc.

Data

The Company's data products include high-speed internet access, data transport and interconnection services. Consumer demand for increased internet speeds is accelerating, and more customers are opting for higher bandwidth solutions. To address this demand, the Company is focused on building out new FTTP addresses as well as overlaying Fiber to the Node ("FTTN") addresses, enabling these addresses to receive speeds up to six gigabits per second ("Gbps"). FTTP addresses now cover 80% of the market in Greater Cincinnati and more than 60% of the market in Hawaii.

As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the access method of choice due to its ability to support multiple applications on a single physical connection. We are also expanding our metro-ethernet platform to deliver services across a wider geography to target enterprise customers beyond our ILEC footprint. The Company’s regional network connects Greater Cincinnati, as well as Indianapolis, Indiana, Chicago, Illinois, and Louisville, Kentucky.

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

Video

In the Greater Cincinnati territory, the Company launched its high-speed internet products in 2009 and initially focused our fiber network investment on densely populated areas, such as apartments and condominiums. Since that time, high-speed internet with speeds up to six gigabits per second have been deployed over a much broader base and is now available to 80% of the Greater Cincinnati ILEC operating territory. As of December 31, 2024, we have 112,800 video subscribers in Greater Cincinnati. Our video customers enjoy access to over 400 entertainment channels, including digital music, local, movie and sports programming with over 150 high-definition channels, parental controls, HD DVR, video On-Demand and access to a live TV streaming application.

In Hawaii, the Company launched its next-generation television service on the island of Oahu in July 2011. The TV service is 100% digital with hundreds of local, national, international and music channels, including high-definition, premium, pay-per-view channels and video on-demand service. TV service has been deployed to 35,000 subscribers in Hawaii as of the end of 2024. The Company launched its TV service on Hawaii's neighbor islands in 2024.

Other

Other revenue is not further disaggregated as Strategic or Legacy and primarily consists of revenue generated from wiring projects for enterprise customers, support from the Connect America Fund and Rural Digital Opportunity Fund (see “Regulatory Matters and Competitive Trends” for further discussion of universal service), hardware sales, advertising, directory assistance, late payment and reactivation fees, maintenance and information services. Other revenue includes subsidized fiber build project revenue related to extending the Company’s fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract.

Form 10-K Part I	Cincinnati Bell Inc.

Sales and Distribution Channels

We utilize a number of distribution channels to acquire customers. As of December 31, 2024, the Company operated eight retail stores in the Greater Cincinnati area to market and distribute our suite of products. The Company works to locate retail stores in high traffic but affordable areas, with a distance between each store that considers optimal returns per store and customer convenience. The Company also offers fully-automated, end-to-end web-based sales of various other Company services and accessories for both the Cincinnati operating territory and the Hawaii operating territory. In addition, the Company utilizes a call center, as well as a door-to-door sales force, to target the sale of our consumer products to residents.

We utilize a business-to-business sales force and a call center organization to reach enterprise customers in our operating territories. Larger enterprise customers are supported by sales account representatives and solution architects and smaller enterprise customers are supported through a telemarketing sales force, customer representatives and store locations.

Suppliers and Product Supply Chain

The Company generally subjects purchases to competitive bids and selects its vendors based on price, service level, delivery terms, quality of product and terms and conditions.

The Company's primary purchases are for video content, network equipment, software, fiber cable and contractors to maintain and support the growth of the fiber network. The Company maintains facilities and operations for storing cable and other equipment, product distribution and customer fulfillment.

The Company purchases some of its programming directly from the program networks by entering into affiliation agreements with the programming suppliers. The Company also benefits from membership with the National Cable Television Cooperative (“NCTC”), which enables us to take advantage of volume discounts. As of December 31, 2024, approximately 68% of Cincinnati’s programming was sourced from the NCTC and approximately 52% of Hawaiian Telcom’s programming was sourced from the NCTC.

In addition, we have long-term commitments to outsource various services, such as certain information technology functions, cash remittance and accounts payable functions, call center operations and maintenance services.

Competition

The telecommunications industry is competitive, and the Company competes against larger, well-capitalized national providers.

The Company faces competition from other local exchange carriers, wireless service providers, and inter-exchange carriers, as well as cable, broadband, internet and fixed wireless service providers.

Employees and Human Capital Resources

At December 31, 2024, the Company had approximately 2,200 employees. Approximately 44% of its employees are covered by collective bargaining agreements. Approximately 24% of all employees are covered by a collective bargaining agreement with the Communications Workers of America (“CWA”), which is affiliated with the AFL-CIO, and approximately 20% of all employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW) Local 1357. The collective bargaining agreements with the CWA and IBEW are effective until the second quarter of 2026 and third quarter of 2028, respectively.

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

Employee Engagement – The Company seeks to create and communicate engagement opportunities for all employees for increased development and retention through surveys, periodic town hall meetings with leadership and other forms of direct employee feedback. In addition, the Company sponsors several resource groups which we believe are the cornerstone for personal and professional enrichment. Employees are encouraged to partner with the Company to pursue areas of passion including community outreach activities and volunteer programs.

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

Environmental Sustainability

Efficiencies and Reducing Our Carbon Footprint - The Company is actively working to identify efficiencies in our energy usage and reduce our environmental impact by:

•
Pursuing a science-based net zero emissions target by 2040, covering scope 1 and 2 emissions, with an interim target of 40% emissions reduction by December 31, 2030,
•
Transitioning customers from copper-based network services to fiber network services,
•
Investing in renewable energy or procurement contracts which also reduce utility cost volatility, and;
•
Migrating to electric vehicles in our Greater Cincinnati fleet.

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

We face competition from other local exchange carriers, wireless service providers, inter-exchange carriers, cable, broadband and internet service providers, other telecom companies, niche fiber companies and companies that deliver movies, television shows and other video programming over broadband Internet connections. Wireless providers, particularly those that provide unlimited wireless voice and data plans with no additional fees for long distance, offer customers a substitution for the Company’s services. Also, cable competitors that have existing service relationships with the Company's customers offer substitution services, such as VoIP and long distance voice services in the Company's operating areas. As a result of wireless substitution and increased competition, legacy voice lines decreased by 11% and 8% in Cincinnati and Hawaii, respectively, in 2024 compared to 2023.

In addition, our Strategic products, particularly our fiber-based products, face competition from a number of different sources including cable operators, other telecom companies, niche fiber companies, and companies that deliver movies, television shows and other video programming over broadband Internet connections. Increasingly, content owners are utilizing Internet-based delivery of content directly to consumers, some without charging a fee for access to the content. Furthermore, due to consumer electronics innovations, consumers are able to watch such Internet-delivered content on television sets and mobile devices. Increased customer migration to these non-traditional entertainment products could result in increased churn and decreased penetration in our Strategic Fiber products. If the Company is unable to effectively implement strategies to attract and retain video and high-speed internet subscribers, retain access lines and long distance subscribers, or replace such customers with other sources of revenue, our revenues will be adversely affected.

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

The Company has a substantial amount of goodwill, intangible assets and long-lived assets on its balance sheet. The Company reviews goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. The impairment evaluation requires significant judgment and estimates by management, and unfavorable changes in these assumptions or other factors could result in future impairment charges and have a significant adverse impact on the Company’s reported earnings. Such factors include operating performance of the business, the execution of the Company’s network build plan, growth of consumer and business activations, achieving expected penetration rates in new markets, higher than anticipated churn, changes in customer behavior post-pandemic, changes in discount rates, or other key business initiatives. Additionally, the value of comparable companies may also impact the fair value of our reporting units, which could result in a write-down of goodwill and reduction to net income.

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

The Company generates a significant portion of its revenues by delivering voice and data services over access lines. The Company's local telecommunications subsidiaries have experienced substantial access line losses over the past several years due to a number of factors, including wireless and broadband substitution and increased competition. The Company expects access line losses to continue into the foreseeable future. Failure to retain access lines without replacing such losses with alternative sources of revenue would adversely impact the Company's revenues, earnings and cash flow from operations.

The Company has provided alternative sources of revenue by way of its Strategic products. In addition, as a larger portion of our customer base has already migrated to these new product offerings, a decreased growth rate of Strategic products can be expected. Moreover, we cannot provide assurance that the revenues generated from our new offerings will mitigate revenue losses from the reduced sales of our legacy products or that our new strategic offerings will be as successful as anticipated.

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

The Company generates a substantial portion of revenue by serving customers in Greater Cincinnati and the islands of Hawaii. An economic downturn or natural disaster occurring in any of these limited operating territories would have a disproportionate effect on the Company’s business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas. Furthermore, because of Hawaii’s geographic isolation, the successful operation and growth of the business in Hawaii is dependent on favorable economic and regulatory conditions in the state.

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

Our business operations are subject to interruption by natural disasters, power outages, terrorist attacks, and other political instability, such as the current conflict between Russia and Ukraine and the escalation of the conflict in the Middle East related to the Israel-Hamas war, and other events beyond our control. Such events could cause significant damage to our infrastructure resulting in degradation or disruption of service to our customers. The potential liabilities associated with these events could exceed the insurance coverage we maintain. Our system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of suppliers that provide us with the equipment and services we need to operate our business and provide products to our customers. A natural disaster or other event causing significant physical damage could cause us to experience substantial losses resulting in significant recovery time and expenditures to resume operations as well as lost revenues from business interruption as well as damage to our reputation.

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

Beginning on August 8, 2023, wildfires ignited on Maui and Hawaii islands. The fires caused damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and expects to continue to experience loss of income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. Additionally, we have been named as a defendant in multiple civil lawsuits, which the risks associated with this litigation is discussed further on page 19 of Item 1A. Risk Factors.

It is also likely that the Maui economy will continue to be adversely impacted by the damage caused by the fires in Lahaina which had a negative impact on the tourism industry in west Maui subsequent to the fires in 2023 and throughout 2024. The Company continues to evaluate the extent of the damage to its property and equipment and initiated claims with its insurance carriers in the fourth quarter of 2023 and continued to submit claims in 2024. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the equipment lost in the fire or the loss in revenue from the households that have been impacted by the fires. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

Volatile geopolitical turmoil, including popular uprisings, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.

The Company primarily provides our services in the United States of America, but certain outsourced operations are located in Taiwan and India as well as to a lesser extent in other countries located in Europe and Asia. Additionally, vendors that the Company sources from are global in nature. Continued escalation in regional conflicts, including the Russian invasion of Ukraine, the conflicts involving Israel and the surrounding region and other disruptions to global and regional economies and markets, could limit the Company’s ability to source goods and services and could result in closure of our vendors' facilities. In addition, international conflict has resulted in: increased pressure on the supply chain, which has led to increased energy costs, and could result in further increased energy costs, which could continue to increase utility expense and transportation costs; inflation, which could result in increases in the cost to provide services, increased capital spend for the continued expansion of the network, decreased customer purchasing power, and increased price pressure; increased risk of cybersecurity attacks; and market instability, which could adversely impact financial results.

Form 10-K Part I	Cincinnati Bell Inc.

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition.

The Company could be negatively impacted by the widespread outbreak of an illness, any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. The extent of the impact of any such public health crisis on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, could depend on future developments, including the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our solutions; execute our capital build plan for our fiber network and thereby cause delays in delivery of our services and solutions to our customers; and the impact of governmental actions or mandates imposed in response to any such public health crisis, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our goodwill and intangible assets, and our financial condition.

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

Events that adversely impact our third-party providers could impair our ability to obtain adequate and timely services or supplies. Such events include, among others, difficulties or problems associated with our third party providers’ businesses, the financial instability and labor problems of third party providers, natural or man-made disasters, inclement weather conditions, war, acts of terrorism and other political instability, economic conditions, shipment issues, and increased production costs. Our third-party providers may be forced to reduce their production, shut down their operations or file for bankruptcy. The occurrence of one or more of these events could impact our ability to get necessary inventory to build the fiber network, result in disruptions to our operations, increase our costs and decrease our profitability.

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

The Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the sale of the CBTS and OnX businesses.

We may not be able to realize the anticipated operational, financial, strategic and other benefits from the sale of the CBTS and OnX businesses. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by a number of factors beyond the Company’s control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and the other risks described in these risk factors.

If the Company fails to extend or renegotiate its collective bargaining agreements with its labor unions when they expire, or if the Company’s unionized employees were to engage in a strike or other work stoppage, the Company’s business and operating results could be materially harmed.

The Company is a party to collective bargaining agreements with its labor unions in both the Greater Cincinnati and Hawaii operating territories, which represent approximately 44% of the Company’s employees. No assurance can be given that the Company will be able to successfully extend or renegotiate its collective bargaining agreements in the future. If the Company fails to extend or renegotiate its collective bargaining agreements, if disputes with its union arise, or if its unionized workers engage in a strike or a work stoppage, the Company could experience a significant disruption of operations or incur higher ongoing labor costs, either of which could have a material adverse effect on the Company’s business. The collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers Local 1357 are effective until the second quarter of 2026 and third quarter of 2028, respectively.

Risks Related to Our Indebtedness

The Company’s debt could limit its ability to fund operations, raise additional capital, and fulfill its obligations, which, in turn, would have a material adverse effect on the Company’s businesses and prospects generally.

In connection with the Merger, in September 2021, the Company entered into a new credit agreement (the "Credit Agreement") and terminated the Company’s existing corporate credit agreement. The Credit Agreement was subsequently amended in November 2021 and provides for (i) a five-year $400 million senior secured revolving credit facility including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”), (ii) a seven-year $500 million senior secured term loan facility (the “Term B-1 Loans”), and (iii) a seven-year $650 million senior secured term loan facility (the “Term B-2 Loans” and together with the Term B-1 Loans, the “Term Loans”). The Company has subsequently entered into additional amendments in 2023 and 2024, that provide additional tranches of debt totaling $500.0 million with terms similar to the Term Loans.

The Revolving Credit Facility matures in August 2028, and the Term Loans mature in November 2028. Borrowings under the Term Loans were used in part to refinance existing Company indebtedness and for working capital and general corporate purposes. At December 31, 2024, the Company had no borrowings under the Revolving Credit Facility, leaving $400.0 million available.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

The Company depends on the Revolving Credit Facility and the Network Receivables Facility to provide for short-term financing requirements in excess of amounts generated by operations. The Revolving Credit Facility has a maturity date of August 2028. On January 31, 2023, the Company executed amendments to the Receivables Facility which, among other things, separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility” and (B) a new facility (the “CBTS Receivables Facility”). See Note 8 to the accompanying consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for further details regarding amendments to the Receivables Facility. The CBTS Receivables Facility was terminated in conjunction with the sale of the Disposal Group.

In December, 2024, the Company executed an amendment to the Network Receivables Facility to extend the renewal date to April 9, 2025. At December 31, 2024, the Network Receivables Facility had a termination date of January 2026 with the next renewal occurring in April 2025.

The Company's ability to borrow under its Revolving Credit Facility is subject to the Company's compliance with covenants, including covenants requiring compliance with specified financial ratios. Failure to satisfy these covenants would constrain or prohibit our ability to borrow under these facilities. Additionally, if one or more of these banks is not able to fulfill its funding obligations, the Company’s financial condition could be adversely affected.

As of December 31, 2024, the Company had no borrowings and $25.0 million of letters of credit outstanding under the Network Receivables Facility, leaving $30.0 million remaining availability on the total borrowing capacity of $55.0 million. The available borrowing capacity is calculated monthly based on the amount and quality of outstanding accounts receivable and thus may be lower than the maximum borrowing limit. If the quality of the Company’s accounts receivables deteriorates, this will negatively impact the available capacity under this facility.

The servicing of the Company’s indebtedness is dependent on its ability to generate cash, which could be impacted by many factors beyond the Company’s control.

The Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors, many of which are beyond its control. The Company cannot provide assurance that its business will generate sufficient cash flow from operations, that additional sources of debt financing will be available or that future borrowings will be available under its Revolving Credit Facility or Network Receivables Facility, in each case, in amounts sufficient to enable the Company to service its indebtedness or to fund other liquidity needs. If the Company cannot service its indebtedness, the Company will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital, which may adversely affect its shareholders, debt holders and customers. The Company may not be able to negotiate remedies on commercially reasonable terms or at all. In addition, the terms of existing or future debt instruments may restrict the Company from adopting any of these alternatives. The Company’s inability to generate the necessary cash flows could result in its dissolution, bankruptcy, liquidation or reorganization.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

We rely on a limited number of suppliers for capital purchases needed to construct the fiber network and certain other supplies we use in our operations. Our ability to secure such equipment and supplies from alternative sources as needed may be time-consuming or expensive or may cause a temporary disruption in our supply chain. Shortages or interruptions in the supply chain could occur for reasons within or beyond the control of us and the supplier.

Decreased fuel supplies resulted in significant increases to fuel prices, most notably in Hawaii, which adversely impacted our transportation costs for the field technicians and third parties who are assisting us with the network build in addition to the utilities spend in Hawaii where oil is relied on to produce electricity for the state. Increased fuel costs adversely affected the profit margins in 2022 and 2023, but to a lesser extent in 2024. Due to the uncertainty around fuel costs, the Company could experience adverse effects on our business and results of operations similar to 2022 and 2023 if fuel prices increase in future years.

The uncertain economic environment, including uncertainty in the U.S. and world securities markets, could impact the Company's business and financial condition.

The uncertain economic environment could have an adverse effect on the Company’s business and financial liquidity. Current global conflicts have created additional uncertainty in the economic environment and world securities markets. The Company’s primary source of cash is customer collections. As a result of current adverse economic conditions, some customers have cancelled or requested discounts on future contracted services or have had difficulty paying their accounts receivable. Additional customers may cancel or request discounts on future contracted services or have difficulty paying their accounts receivable, especially if economic conditions worsen. Some competitors have lowered prices or offered promotions as a result of economic conditions, and others may do so as well, which has exerted, and could further exert, pricing pressure on the Company. If the economies of the U.S. and the world continue to deteriorate, this could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

As of December 31, 2024, the Company had deferred tax assets of $260.6 million, the largest component of which is the deferred tax asset of $177.6 million associated with federal ($163.1 million) and state ($14.5 million) net operating loss carryforwards. The Company has recorded partial valuation allowances against deferred tax assets related to U.S. federal net operating losses, certain state and local net operating losses and other deferred tax assets due to uncertainty in the Company’s ability to utilize the assets. The use of the Company’s deferred tax assets enables it to satisfy current and significant future tax liabilities without the use of the Company’s cash resources. The Company’s net operating losses face potential limitation under Internal Revenue Code Section 382 and similar state provisions. If the Company is unable for any reason to generate sufficient taxable income to fully realize its deferred tax assets, including its net operating losses, the Company’s net income, equity and future cash flows would be adversely affected.

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

The parties to the litigations, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigations. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100.0 million. There can also be no assurances that the final settlement will be approved for this amount. The Company's current contribution amount is covered by our insurance policies resulting in a liability and an offsetting insurance receivable being recorded to the Consolidated Balance Sheets. In 2024, the Company incurred significant legal fees related to this matter of $11.6 million. The Company has recorded a $8.4 million insurance receivable as a result of agreement by our insurance provider to reimburse a portion of the professional fees incurred.

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

Form 10-K Part I	Cincinnati Bell Inc.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Security Program Overview

The Company's cybersecurity program is framework-based, risk-focused, and metrics-driven. It is supported by a comprehensive set of policies, procedures, and standards based on the NIST cybersecurity framework, encompassing administrative, physical, and technical safeguards. As a service provider and technology partner, we continuously undertake initiatives to address the following areas, ensuring a comprehensive security program.

Security Governance – The Company's Vice President and Chief Security Officer (CSO) regularly reports to the Board of Directors, providing updates on the threat and risk landscape and the management of cybersecurity incidents. Additionally, the Board has designated a subcommittee that meets quarterly to provide further oversight of the cybersecurity program. This subcommittee comprises board members and the executive leadership team. The CSO also leads a cross-functional, executive-level Security Council that meets quarterly to govern all aspects of the Company's security program.

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

Risk Management – The Company established an Enterprise Risk Management (ERM) Committee that employs the International Organization for Standardization (ISO) risk management standards. Members of the ERM Committee include the Company's CSO, Chief Financial Officer, Chief Network Officer, Director of Safety and Risk Management and the Director of Internal Audit. The committee leverages a risk management tool to maintain a risk register, which systematically identifies, assesses, prioritizes, and manages risks within the enterprise. This structured approach enables us to conduct a formal, periodic risk assessment, ensuring the continuous enhancement of our security posture. In addition to threats, vulnerabilities, impacts and costs, the risk assessment process also identifies the costs and effectiveness of countermeasures and action plans to reduce risk.

Security Awareness and Training – The Company established a security awareness program that focuses on individual employees' impact to the overall security strength of the company. Through web-based and in-person training, surveys, and published literature, the Company continuously makes employees aware of the vital role they play in protecting both the Company and customers’ data. Phishing exercises are also periodically conducted to improve employee knowledge of and response to security threats. Specialized web-based training covering Payment Card Industry ("PCI"), Health Insurance Portability and Accountability Act ("HIPAA") and Federal Tax Information is also required and tracked for employees who have access to that data.

Identity and Access Management – The Company requires authorization of all personnel, including contractors, before being granted access to facilities, systems, and data. The Company's identity and access management systems are integrated with human resource applications and processes to facilitate provisioning and de-provisioning of badges and logical system access.

Network Security – The Company employs a "defense in depth" strategy to secure our networks, servers, and data. Our critical networks utilize redundant components and connections to ensure high availability, reliability, and performance. We implement a security architecture based on zero trust principles, establishing rules for segmentation and access control that consider risk and business impact. This approach encompasses infrastructure, applications, and data in the cloud.

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

Security Assessments – Various company environments are regularly audited by a third-party AICPA- and PCAOB-registered certified public accounting firm and has consistently obtained PCI DSS, SSAE18 SOC1, SOC2, CSAE34-16 SOC1 and SOC2 certifications and HIPAA compliance. The Company currently holds 20 such certifications.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors– Intellectual Property Tax, Regulatory, and Litigation Risks” in this annual report on Form 10-K.

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

Item 2. Properties

As of December 31, 2024, the Company owned or maintained properties throughout Greater Cincinnati and Hawaii. Our headquarters is located in Cincinnati, Ohio where we lease and occupy approximately 90,000 square feet for executive, administrative and business offices for the Company as well as own approximately 365,000 square feet for central office switching, network technical support offices and additional administrative and business offices. In addition to the spaces in Cincinnati, we own a building with approximately 465,000 square feet of office space in Honolulu, Hawaii for the Hawaiian Telcom operations.

Our properties include copper and fiber warehouses and associated equipment in each of our local operating markets. Each of the Company’s subsidiaries maintains some investment in furniture and office equipment, computer equipment and associated operating system software, application system software, leasehold improvements and other assets.

With regard to its Greater Cincinnati operations, the Company owns substantially all of the central office switching stations and the land upon which they are situated. Some business and administrative offices are located in leased facilities, which are recorded as operating leases. The Company’s network assets include a fiber network warehouse, internet protocol and circuit switches and integrated access terminal equipment. In addition, as of year-end, we leased eight Company-run retail locations with an additional two locations expected to open in the first quarter of 2025.

With regard to its Hawaii operations, the Company has properties consisting of both owned and leased properties, including our administrative facilities and facilities for call centers, customer service sites for the television business, switching equipment, fiber optic networks, cable head‑end equipment, coaxial distribution networks, routers and servers used in our telecommunications business. Leased properties are recorded as operating leases.

For additional information about the Company’s properties, see Note 6 to the consolidated financial statements.

Item 3. Legal Proceedings

Cincinnati Bell and its subsidiaries are involved in a number of legal proceedings. Liabilities are established for legal claims as prescribed by generally accepted accounting principles ("GAAP"), when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. In many lawsuits and arbitrations, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the amount of the liability until the case is close to resolution, in which case a liability will not be recognized until that time. Based on information currently available, consultation with counsel, available insurance coverage and recognized liabilities, the Company believes that except as otherwise described in Note 10 under Part II, Item 8, Financial Statements and Supplementary Data, the eventual outcome of all claims will not, individually or in the aggregate, have a material effect on the Company’s financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Form 10-K Part II	Cincinnati Bell Inc.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to the Merger, shares of Cincinnati Bell Common Stock and Preferred Stock were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended and listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol CBB. As a result of the Merger, effective on September 7, 2021, the Company requested that the NYSE withdraw the shares of Cincinnati Bell Common Stock and Preferred Stock from listing on the NYSE and filed a Form 25 with the SEC to report that Cincinnati Bell Common Stock and Preferred Stock are no longer listed on the NYSE. Red Fiber Parent is the sole record holder of Cincinnati Bell Common Stock. No other shares remain issued and outstanding as of December 31, 2024.

Item 6. [Reserved]

Not applicable.

Form 10-K Part II	Cincinnati Bell Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements regarding future events and results that are subject to the "safe harbor" provisions. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements.

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.'s financial condition as of December 31, 2024 and the results of operations for the years ended December 31, 2024, 2023 and 2022. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with GAAP.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this document can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 25, 2024.

Cincinnati Bell Inc. and its consolidated subsidiaries ("altafiber," "Cincinnati Bell," "we," "our," "us," or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. Through our Network segment, the Company provides Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network.

Sale of IT Services Business

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook would acquire the CBTS and OnX businesses (the "Disposal Group") from the Company for a purchase price of $670.0 million (the "Proceeds"). Management evaluated the criteria to report the Disposal Group as held for sale and concluded that all of the criteria were met as of February 2024. As a result, the Company reported the assets and the liabilities included in the Disposal Group as held for sale and the operations as discontinued for interim periods and comparable prior year periods beginning with the year ended December 31, 2022. The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, previously reported in the Company's IT Services and Hardware Segment, were retained by the Company and excluded from the Disposal Group. These operations have been reported in the Network segment for the years ended December 31, 2024, 2023 and 2022.

On December 2, 2024 (the "Closing Date"), upon the terms and subject to the conditions set forth in the Purchase Agreement and in accordance with the applicable provisions of the Ohio General Corporation Law ("OGCL"), the Divestiture was completed. The Proceeds from the Purchase Agreement included cash from TowerBrook in the amount of $688.4 million. The final cash proceeds could be further adjusted for post closing adjustments defined in the Purchase Agreement. These proceeds were used to pay on the Closing Date (1) $180.0 million of existing debt and accrued interest under the Credit Agreement, (2) $214.3 million of existing debt and accrued interest under the Company's Network and CBTS Receivables Facilities, (3) $23.9 million of consideration payable to executives, and (4) transaction costs of $7.1 million primarily related to legal costs and acquisition-related advisory fees associated with the sale.

altafiber Brand

In March 2022, the Company announced that we would begin doing business as “altafiber” in Ohio, Kentucky and Indiana as we continue to expand our geographic reach and invest in our fiber network that delivers broadband connectivity. The branding change did not impact our Hawaiian Telcom business.

Discussion of Operating Segment Results

The Company manages its business based upon product and service offerings. For the year ended December 31, 2024 we operated as one reportable business segment. For the years ended December 31, 2023 and 2022, we operated two reportable business segments: Network and IT Services and Hardware. Certain corporate general and administrative expenses have been allocated to our business segment based upon the nature of the expense.

Form 10-K Part II	Cincinnati Bell Inc.

The Network segment provides products and services in which revenue is categorized as Strategic, Legacy, or Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton, Mason, and Columbus, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, with recent expansion of its video service from Oahu to all neighboring islands. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

As a result of the Purchase Agreement, revenue contributed by Hawaii operations and certain Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment for the years ended 2024, 2023 and 2022.

Strategic products include internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data as well as Video. The Company is able to deliver speeds of up to six gigabits per second to 80% of the Cincinnati ILEC operating territory and 60% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy products include internet access for speeds of less than 100 megabits per second, traditional voice lines, consumer and business long distance, switched access, digital trunking, DSL, DS0, DS1, DS3, and other value-added services such as caller identification, voicemail, call waiting and call return. As a result of the Purchase Agreement, Legacy products also include certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services.

Other revenue is comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass-through fees such as franchise fees and regulatory fees, other fees that are not billed on a monthly recurring basis, and subsidized fiber build project revenue related to extending the Company's fiber network in the Greater Cincinnati territory subsidized through our UniCity program and in Hawaii subsidized through a customer contract. As a result of the Purchase Agreement, Other revenue also includes revenue contributed by Hawaiian Telcom for the sale of hardware and maintenance contracts as well as installation projects and cloud services which include storage, SLA-based monitoring and management, cloud computing and cloud consulting.

Form 10-K Part II	Cincinnati Bell Inc.

			$ Change	% Change		$ Change	% Change
(dollars in millions)	2024	2023	2024 vs. 2023	2024 vs. 2023	2022	2023 vs 2022	2023 vs 2022
Revenue:
Data	$581.3	$552.8	$28.5	5%	$518.6	$34.2	7%
Video	178.5	180.8	(2.3)	-1%	179.4	1.4	1%
Voice	228.2	256.4	(28.2)	-11%	278.0	(21.6)	(8)%
Other	108.3	110.1	(1.8)	-2%	115.5	(5.4)	(5)%
Total Revenue	1,096.3	1,100.1	(3.8)	0%	1,091.5	8.6	1%
Operating costs and expenses:
Cost of services and products	530.8	533.7	(2.9)	-1%	518.2	15.5	3%
Selling, general and administrative	235.9	241.7	(5.8)	-2%	221.9	19.8	9%
Depreciation and amortization	338.7	369.2	(30.5)	-8%	408.4	(39.2)	(10)%
Impairment of assets	3.1	—	3.1	n/m	2.7	(2.7)	n/m
Restructuring and severance related charges	59.3	10.3	49.0	n/m	—	10.3	n/m
Transaction costs	—	0.1	(0.1)	n/m	—	0.1	n/m
Total operating costs and expenses	1,167.8	1,155.0	12.8	1%	1,151.2	3.8	0%
Operating (loss) income	$(71.5)	$(54.9)	$(16.6)	30%	$(59.7)	$4.8	(8)%
Operating margin	(6.5)%	(5.0)%		(1.4) pts	(5.5)%		(0.9) pts
Capital expenditures	$533.0	$620.9	$(87.9)	-14%	$460.5	$160.4	35%

			Change	% Change		Change	% Change
Metrics information (in thousands):	2024	2023	2024 vs. 2023	2024 vs. 2023	2022	2023 vs. 2022	2023 vs. 2022
Greater Cincinnati
Strategic
Internet*	366.5	330.5	36.0	11%	284.4	46.1	16%

Video	112.8	121.5	(8.7)	(7)%	123.1	(1.6)	(1)%

Enterprise Fiber - Ethernet Bandwidth	15,928	12,815	3,113	24%	10,923	1,892	17%

Units passed FTTP**	898.7	836.2	62.5	7%	657.2	179.0	27%

Legacy
Internet***	19.4	39.6	(20.2)	(51)%	64.3	(24.7)	(38)%

Voice Lines	195.5	218.6	(23.1)	(11)%	242.1	(23.5)	(10)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP). In the first quarter of 2024, the Company updated the definition and reporting method used to calculate units passed in Cincinnati. Units passed as of December 31, 2023 and 2022 has also been updated to reflect the change in definition and reporting method.

*** Internet speeds of less than 100mbps

Form 10-K Part II	Cincinnati Bell Inc.

			Change	% Change		Change	% Change
Metrics information (in thousands):	2024	2023	2024 vs. 2023	2024 vs. 2023	2022	2023 vs. 2022	2023 vs. 2022
Hawaii
Strategic
Internet*	105.5	87.4	18.1	21%	70.6	16.8	24%

Video	35.0	34.1	0.9	3%	36.0	(1.9)	(5)%

Enterprise Fiber - Ethernet Bandwidth	8,272.0	6,749	1,523.0	23%	4,885.0	1,864.0	38%

Units passed FTTP**	400.8	339.0	61.8	18%	268.0	71.0	26%

Legacy
Internet***	24.0	29.3	(5.3)	(18)%	37.3	(8.0)	(21)%

Voice Lines	126.2	137.0	(10.8)	(8)%	150.7	(13.7)	(9)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands.

*** Internet speeds of less than 100mbps

	Twelve Months Ended December 31,
	2024			2023			2022
(dollars in millions)	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$277.1	$64.6	$341.7	$236.3	$51.3	$287.6	$198.0	$41.3	$239.3
Enterprise Fiber	96.8	56.6	153.4	99.7	49.1	148.8	94.4	37.0	131.4
Video	150.0	28.5	178.5	150.3	30.5	180.8	147.3	32.1	179.4
Total Strategic	523.9	149.7	673.6	486.3	130.9	617.2	439.7	110.4	550.1
Legacy
Voice	136.1	92.1	228.2	157.4	99.0	256.4	172.3	105.7	278.0
Internet	22.5	14.9	37.4	37.2	18.0	55.2	50.7	21.3	72.0
Data	28.3	20.5	48.8	34.7	26.5	61.2	39.5	36.4	75.9
Total Legacy	186.9	127.5	314.4	229.3	143.5	372.8	262.5	163.4	425.9
Other	43.6	64.7	108.3	44.2	65.9	110.1	60.7	54.8	115.5
Total Network Revenue	$754.4	$341.9	$1,096.3	$759.8	$340.3	$1,100.1	$762.9	$328.6	$1,091.5

Form 10-K Part II	Cincinnati Bell Inc.

Strategic

Strategic internet revenue increased $54.1 million for 2024 compared to 2023 due to the increase in the FTTP internet subscriber base. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base, adding 36,000 strategic internet subscribers in Greater Cincinnati and 18,100 strategic internet subscribers in Hawaii during 2024. In Greater Cincinnati, we passed 62,500 addresses in 2024 primarily related to multi-dwelling units, and single family homes in Dayton, Ohio and in Columbus, Ohio, while in Hawaii our accelerated fiber build pace enabled us to pass 61,800 addresses during the year. The Average Revenue Per User (“ARPU”) for 2024 increased for internet in both Greater Cincinnati and Hawaii compared to the prior year primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue increased $4.6 million for 2024 compared to the prior year due to increased revenue in Hawaii of $7.5 million, primarily associated with the IRU contract related to the SEA-US cable system, more than offsetting decreases in Greater Cincinnati as a result of pricing pressures to provide higher speeds at lower costs. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 24% and 23% increases in Ethernet Bandwidth in Greater Cincinnati and Hawaii, respectively.

Legacy

Legacy revenue decreased $58.4 million for 2024 compared to the prior year due to the decline in voice lines and internet subscribers. Voice lines declined 11% and 8% in Greater Cincinnati and Hawaii, respectively, as traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Greater Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline in 2024 compared to the prior year as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue decreased $1.8 million for 2024 compared to the prior year primarily due to decreased revenue from subsidized fiber build projects of $5.4 million and Hawaii hardware sales of $4.6 million. These decreases were partially offset by increased revenue from professional services projects of $4.7 million, miscellaneous billing increases of $2.3 million, and nonrecurring rent revenue billing adjustments of $1.4 million.

Operating Costs and Expenses

Cost of services and products decreased $2.9 million for 2024 compared to the prior year primarily due to decreases in network related expenses of $13.9 million, operating materials of $2.3 million related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services and payroll of $1.0 million as a result of headcount reductions carried out in the first quarter of 2024. These decreases were partially offset by increases in software related expenses of $9.4 million due to increased subscription costs related to the delivery of our video product and increased operating taxes of $5.2 million.

SG&A expenses decreased $5.8 million for 2024 compared to the prior year primarily due to decreased contract services of $7.1 million and advertising expenses of $3.2 million. The decrease in contract services costs is primarily due to elevated general liability insurance expenses incurred in 2023 related to the wildfires in Hawaii compared to 2024 as additional expenses are now covered by our insurance policies. Favorable advertising expenses were driven by reduced marketing campaigns and promotional events. These decreased costs were partially offset by increased legal fees of $3.6 million related to the ongoing work related to the wildfire settlement agreement and increased software development expenses of $1.9 million due to internal software projects and higher software support fees.

Depreciation and amortization expenses decreased $30.5 million for 2024 compared to the prior year primarily due to certain assets that were given a shorter useful life when recorded at fair value on the Company's merger date, September 7, 2021, and were fully depreciated by 2023 in addition to declining amortization expense on certain intangibles.

Impairment of asset charges of $3.1 million were recorded in 2024 related to fixed assets and operating lease assets that will no longer be utilized by the business as a result of the Company's decision to no longer pursue an ancillary product offering.

Form 10-K Part II	Cincinnati Bell Inc.

Restructuring and severance related charges of $59.3 million were recorded in 2024, an increase of $49.0 million compared to the prior year primarily due to a restructuring plan executed in the fourth quarter of 2024 consisting of an organizational restructuring to centralize the Company’s management, align resources with strategic product lines and reduce costs associated with certain functions (the “Organizational Restructuring”). Certain employees were offered enhanced severance benefits under the 2024 voluntary severance program ("2024 VSP"). The Organizational Restructuring has resulted in the elimination of certain positions and termination of employment for certain employees.

Restructuring and severance charges recorded in 2023 are related to a severance program to reduce costs and identify efficiencies that can be achieved by further integrating operations between Greater Cincinnati and Hawaii. In the fourth quarter of 2023, severance charges of $7.2 million were recorded related to a voluntary severance program and severance charges of $3.1 million were recorded related to involuntary severance charges.

Capital Expenditures

	Twelve Months Ended December 31,
	2024			2023			2022
(dollars in millions)	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total
Fiber Network Capital Expenditures
Construction	$112.1	$66.8	$178.9	$191.4	$73.6	$265.0	$149.5	$48.8	$198.3
Installation	89.9	28.5	118.4	88.8	35.4	124.2	67.9	24.1	92.0
Other	22.3	4.2	26.5	14.2	5.4	19.6	11.6	4.7	16.3
Total Fiber Network	224.3	99.5	323.8	294.4	114.4	408.8	229.0	77.6	306.6
Enterprise Fiber	39.3	23.6	62.9	43.3	26.6	69.9	19.0	21.0	40.0
Other	56.9	89.4	146.3	64.5	77.7	142.2	46.0	67.9	113.9
Total Network Capital Expenditures	$320.5	$212.5	$533.0	$402.2	$218.7	$620.9	$294.0	$166.5	$460.5

Capital expenditures in Greater Cincinnati are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and during 2024, we passed 62,500 FTTP addresses in Greater Cincinnati. As of December 31, 2024, the Company is able to deliver internet speeds up to six gigabits or more to 898,700 residential and commercial addresses, or approximately 80% of our operating territory in Greater Cincinnati. Greater Cincinnati construction capital expenditures decreased $79.3 million for 2024 compared to 2023 due to passing fewer doors compared to the prior period. Greater Cincinnati installation capital expenditures increased $1.1 million for 2024 compared to the prior year primarily due to higher costs to install.

Enterprise Fiber capital expenditures in Greater Cincinnati are related to success-based fiber builds, including associated equipment, for enterprise and carrier projects to provide ethernet services as well as network refresh projects that ensure that we continue to grow our capacity and services within the network core. Greater Cincinnati Enterprise Fiber capital expenditures decreased $4.0 million for 2024 compared to 2023 primarily due to decreased capital expenditures by Agile of $6.5 million in 2023 compared to the prior year, partially offset by increased network capacity upgrades of $2.4 million. Other capital expenditures are related to IT projects, cable and equipment maintenance and capacity additions, real estate upgrades and maintenance, plus other minor capital purchases.

Hawaii construction capital expenditures decreased $6.8 million for 2024 compared to 2023 due to the timing of capital expenditures, which does not necessarily coincide with the timing of when addresses become available. Hawaii installation capital expenditures decreased $6.9 million for 2024 compared to the prior year primarily due to the timing of expenditures for customer premise equipment ("CPE") utilized for installations and lower costs to install in 2024 compared to the prior year. Enterprise Fiber capital in Hawaii is primarily driven by new ethernet customers as well as upgrades to Ethernet Bandwidth for a large carrier across the network due to significant contracts signed in 2022 and 2023. Hawaii capital expenditures classified as Other include IT projects, real estate projects, road jobs or plant damage projects, and network upgrades or optimization projects.

Form 10-K Part II	Cincinnati Bell Inc.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the Network business segment and transaction and integration costs. Corporate costs totaled $33.2 million in 2024, $26.2 million in 2023 and $26.4 million in 2022.

Corporate costs increased by $7.0 million for 2024 compared to the prior year primarily due to higher transaction and integration costs of $3.6 million, increased software development expenses of $4.2 million related to internal software projects, increased payroll of $1.1 million and increased charges of $0.7 million related to the continuation of the Company's organizational restructuring plan which resulted in severance charges in the fourth quarter of 2024. These increased costs were partially offset by lower contract termination costs of $2.5 million compared to the prior year.

Interest expense increased $15.3 million for 2024 compared to 2023 primarily due to interest expense incurred on the Incremental Term B-2 Loans entered into in the second quarter of 2024 which provided an additional $300 million to the Company's existing variable-rate borrowings. The increase in interest expense was partially offset by decreased borrowings on the Revolving Credit Facility throughout 2024 compared to the prior year.

Other components of pension and postretirement benefit plans (benefit) expense decreased for 2024 compared to the prior year due to the annual remeasurement of the pension and postretirement projected benefit obligation that resulted in decreased expense due to lower interest cost on projected benefit obligations and increased benefit from expected return on plan assets as well as settlement gains recorded in the third and fourth quarters of 2024. Settlement gains recorded were the result of the Company's purchase of a group annuity contract to transfer a portion of its pension liability and the related responsibility for benefit payments within existing defined benefit plans as well as the distribution of lump sum payments.

Other expense (income), net totaled income of $37.2 million for 2024 primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $23.1 million. In addition, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement.

Loss from continuing operations before income taxes totaled $237.5 million resulting in an increase in the loss of $13.4 million compared to the prior year as the increase in operating loss and interest expense was only partially offset by favorable changes to other expense (income), net and other components of pension and postretirement benefit plans (benefit) expense.

The income tax provision for 2024 was a benefit of $13.9 million which was lower than the period's income at the statutory rate, due primarily to a valuation allowance recorded against federal net operating loss carryforwards. The income tax provision for 2023 was a benefit of $16.4 million. The income tax benefit recorded in 2024 was lower than the benefit recorded in the prior year, due primarily to additional valuation allowance recorded against federal net operating loss carryforwards in 2024.

Form 10-K Part II	Cincinnati Bell Inc.

Financial Condition, Liquidity, and Capital Resources

Capital Investment, Resources and Liquidity

As of December 31, 2024, the Company had an accumulated deficit of $480.1 million and $1,765.8 million of outstanding indebtedness.

The Company's primary source of cash is generated by operations. The Company generated $236.8 million and $106.0 million of cash flows from operations for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $890.7 million of short-term liquidity, comprised of $460.7 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility, and $30.0 million available under the Network Receivables Facility.

In August 2023, Parent committed to make capital contributions of $600.0 million to the Company, of which $400.0 million was received in the third quarter of 2023 and $200.0 million was received in the fourth quarter of 2024. The capital contributions received were used to repay borrowings on the Company's Revolving Credit Facility, fund capital expenditures, and fund working capital.

The Company’s primary uses of cash are for working capital requirements, capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations.

Capital expenditures decreased $87.9 million for 2024 compared to 2023 primarily due to lower construction capital expenditures in Greater Cincinnati associated with the expansion of our fiber network.

Interest payments were $175.7 million in 2024, an increase of $18.7 million compared to 2023. Interest payments increased for 2024 compared to the prior year due to higher interest rates on the Company's variable-rate borrowings in addition to interest payments related to $300.0 million of incremental Term B-2 Loans entered into in the second quarter of 2024, partially offset by decreased borrowings on the Revolving Credit Facility and accounts receivable securitization facilities. Our contractual debt maturities in 2025, including finance lease obligations, are $49.2 million and contractual interest payments are expected to be approximately $120 million.

As of December 31, 2024, the Company had no borrowings and $25.0 million of letters of credit outstanding under the Network Receivables Facility on a borrowing capacity of $55.0 million. In the fourth quarter of 2024, the Company executed an amendment to the Network Receivables Facility to extend the renewal date to April 9, 2025. The other material terms and conditions of the Network Receivables Facility were unchanged by the amendment.

Capacity on the Network Receivables Facility is calculated based on the quantity and quality of outstanding accounts receivables. Therefore if the Company experiences declines in revenue or extends discounts to customers, the capacity could be negatively impacted and reduce our short term liquidity. While we expect to continue to renew the Network Receivables Facility, we would be required to use cash, our Revolving Credit Facility, or other sources to repay any outstanding balances on the facility if it were not renewed.

The Company's CBTS Receivables Facility was terminated in conjunction with the sale of the Disposal Group.

In 2021, the Company entered into a Credit Agreement (the "Credit Agreement") that initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility matures in September 2026 and the Term B-1 Loans mature in September 2028. Borrowings under the Term B-1 Loans were used to refinance existing company indebtedness, finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, and for working capital and general corporate purposes.

Form 10-K Part II	Cincinnati Bell Inc.

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility, increasing the total commitments under the Revolving Credit Facility to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR.

In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The proceeds of the Term B-3 Loans were used to repay a portion of the loans outstanding under the Revolving Credit Facility, repay in full the remaining 7 1/4% Notes due 2023 upon maturity in the second quarter of 2023, and for other general corporate purposes. The Term B-3 Loans will mature in November 2028. All other material terms, conditions and covenants of the Credit Agreement were unchanged by the Incremental Amendment. In addition, the Company incurred deferred financing costs of $1.9 million related to the issuance of the Term B-3 Loans and capitalized the amount as a reduction to the outstanding debt balance in 2023.

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

In December 2024, the Company entered into an amendment (the "Amendment No. 5") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of $930,590,472 senior secured term loans (the "Term B-4 Loans"). The proceeds of the Term B-4 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-2 Loans and to pay fees and expenses in connection with the refinancing of the Term B-2 Loans.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.1 million and $5.0 million in patronage dividends for the years ended December 31, 2024 and 2023, respectively.

The Credit Agreement has a financial covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 5.75 to 1.00 when the utilization under the Revolving Credit Facility exceeds 35%. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

Form 10-K Part II	Cincinnati Bell Inc.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility would be available until the default was waived or cured. See Item 1A. Risk Factors in this Form 10-K where a more in-depth explanation of default consequences appears.

The Term B-1 Loans, Term B-2 Loans (replaced by the Term B-4 Loans), and Term B-3 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Term B-4 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

As of December 31, 2024, the Company was in compliance with the Credit Agreement covenants and ratios.

While the Company is no longer subject to the filing requirements under the Securities Exchange Act of 1934, as amended, following the merger transaction, certain covenants included in the indenture for the Cincinnati Bell Telephone Notes due 2028 require the Company to make ongoing voluntary filings with the SEC.

Management believes that cash on hand, operating cash flows, its Revolving Credit Facility, its Network Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

Cash Flows

Cash provided by operating activities in 2024 totaled $236.8 million, an increase of $130.8 million compared to the prior year. The increase is due to changes in the amount of accounts receivable sold on the CBTS Receivables Facility which resulted in increased cash flows of $49.8 million in 2024 compared to the prior year and improved working capital associated with the Disposal Group. Additionally, $21.9 million of gains were realized on the Company's interest rate hedges and caps, an increase of $4.4 million compared to 2023. These increases were partially offset by higher interest payments of $18.7 million primarily due to higher interest rates, higher legal and professional fees of $11.3 million associated with the Maui fire global settlement and restructuring payments of $33.3 million in 2024 associated with initiatives executed in the fourth quarter of 2024, an increase of $30.0 million compared to payments of $3.3 million in the prior year.

Cash provided by investing activities in 2024 totaled $124.3 million, an increase of $778.5 million compared to $654.2 million used in investing activities in the prior year. In 2024, proceeds received from the sale of the Disposal Group in the fourth quarter of 2024 of $672.2 million and receipt of $7.0 million of insurance reimbursements related to the physical loss and damage claims filed as a result of the wildfires in Hawaii more than offset capital expenditures of $553.5 million. Additionally, capital expenditures in 2024 decreased by $87.9 million compared to 2023 as the Company slowed the pace of the build of the fiber network.

Cash provided by financing activities totaled $92.1 million in 2024 primarily due to the issuance of $300.0 million of Incremental Term B-2 Loans and a capital contribution from Parent of $200.0 million. These financing inflows were partially offset by net payments on the Revolving Credit Facility and receivables facilities of $152.5 million and $245.5 million, respectively, and required payments totaling $13.4 million on the Term B-1, B-2 and B-3 Loans. Cash provided by financing activities totaled $547.8 million in 2023 primarily due to a capital contribution from Parent of $400.0 million, the issuance of $200.0 million of Term B-3 Loans and net borrowings on the receivables facilities of $58.7 million. These increases were partially offset by net payments on the Revolving Credit Facility of $70.5 million and debt repayments of $47.8 million consisting of the repayment of the remaining $22.3 million outstanding principal amount of its 7 1/4% Notes due 2023 upon the maturity date of the notes in the second quarter of 2023 and payments related to the Term B-1 Loans, Term B-2 Loans, Term B-3 Loans and finance leases.

Form 10-K Part II	Cincinnati Bell Inc.

Future Operating Trends

We continue to mitigate the revenue decline experienced with our Legacy products with increases in revenue of our fiber-based products. In addition, the merger with Hawaiian Telcom has allowed us to build scale and fiber density to help capitalize on the growing demands for internet speeds that only a fiber network can provide. We expect the desire by customers for increased internet speeds will only continue as evidenced by the fact that approximately 95% of Greater Cincinnati’s internet customers subscribe to speeds of 100 megabits or more, compared to approximately 90% and 80% subscribed to such speeds in 2023 and 2022, respectively. As of December 31, 2024, approximately 81% of internet customers in Hawaii subscribed to speeds of 100 megabits or more, compared to approximately 75% and 65% subscribed to such speeds in 2023 and 2022, respectively. Efforts to expand our fiber network continued in 2024 with delivering additional addresses in Dayton, Ohio throughout the year and continued build plans in 2025. In addition, in 2024 we started building in Columbus, Ohio and will continue to build addresses throughout 2025. The Company will also work to identify new opportunities for further expansion in 2025 in addition to the planned construction build to Southwest Ohio with subsidy support of $50 million from a grant awarded in the third quarter of 2024 to build fiber to 38,000 addresses in that region.

During 2025, we expect continued competition for internet, voice and video services as the cable competitor in the Greater Cincinnati market continues to target areas where we have copper and FTTN. Due to this competition, as well as customers migrating to obtaining video programming over broadband Internet connections, we expect to continue to see a decline in video subscribers as well as FTTN and DSL internet subscribers. In the Hawaii market, we also expect continued competition for internet, voice and video services as the cable competitor has increased advertising subsequent to our acquisition of Hawaiian Telcom.

In 2025, we plan to invest more than $400 million to expand our fiber network, including construction, installation and other value-added services.

Form 10-K Part II	Cincinnati Bell Inc.

Contractual Obligations

The following table summarizes our material contractual obligations and borrowings as of December 31, 2024:

	Payments due by Period
(dollars in millions)	Total	Within the next 12 months	Beyond the next 12 months
Long-term debt, excluding finance leases and other financing arrangements (1)
Principal amount	$1,710.8	$16.3	$1,694.5
Interest payments (2)	478.5	121.8	356.7
Finance leases (3)
Principal amount	47.9	10.4	37.5
Interest payments (2)	8.6	3.1	5.5
Non-cancellable operating lease obligations	166.6	11.9	154.7
Purchase obligations (4)	379.4	329.8	49.6
Pension and postretirement benefits obligations (5)	41.5	11.3	30.2
Unrecognized tax benefits (6)	67.8	—	67.8
Other liabilities (7)	66.9	5.6	61.3
Total	$2,968.0	$510.2	$2,457.8

(1)
Excludes net unamortized discounts and fair value adjustments recorded on the Merger Date. Excludes financing obligation incurred in connection with the acquisition of the assets of Paniolo in 2021 as it was paid off in February 2025. Other bank debt is excluded due to a repayment date of January 2, 2025.
(2)
Assumes no early payment of debt in future periods. The interest rate applied on variable rate borrowings is the rate in effect as of December 31, 2024. Excludes financing obligation incurred in connection with the acquisition of the assets of Paniolo in 2021 as it was paid off in February 2025. Refer to Note 8 for details.
(3)
Includes finance lease obligations primarily related to vehicles, network equipment used in the deployment of our fiber network, and wireless towers assumed from our discontinued wireless operations.
(4)
Includes amounts under open purchase orders and open blanket purchase orders for purchases of network, IT and telephony equipment, video content, and other goods; contractual obligations for services such as software maintenance and outsourced services; and other purchase commitments.
(5)
Includes payments for Cincinnati and Hawaii Pension and Postretirement Plans as well as other employee retirement agreements. Amounts due within the next 12 months include approximately $7 million expected to be contributed for postretirement benefits. Although the Company expects to continue operating the plans past the next 12 months, its contractual obligation related to postretirement obligations only extends through 2025. Amounts for 2025 through 2034 include approximately $21.2 million of estimated cash contributions to the qualified pension plans with approximately $2 million of cash contributions due within the next 12 months. Expected qualified pension plan contributions are based on current plan design, legislation and current actuarial assumptions. Any changes in plan design, legislation or actuarial assumptions may also affect the expected contribution amount.
(6)
Includes the portion of liabilities related to unrecognized tax benefits. If the timing of payments cannot be reasonably estimated for unrecognized tax benefits, these liabilities are included in the "Beyond the next 12 months" column of the table above.
(7)
Includes contractual obligations primarily related to asset removal obligations and liabilities related to the pole license agreement obligation.

The amount of these obligations can be expected to change over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

Form 10-K Part II	Cincinnati Bell Inc.

Contingencies

We are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe that the amounts provided in our consolidated financial statements, as prescribed by generally accepted accounting principles, are adequate in light of those contingencies that are probable and able to be estimated. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2024, cannot be reasonably determined. For additional details refer to Note 10 of the consolidated financial statements.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all outstanding claims will not, individually or in the aggregate, have a material effect on the Company's financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include: (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $25.0 million as of December 31, 2024. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments.

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

Our most significant accounting policies are presented in Note 1 to the consolidated financial statements. Management views critical accounting policies to be those policies that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. We have discussed our most critical accounting policies, judgments and estimates with our Audit Committee.

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

Reviewing the Carrying Values of Goodwill and Definite-lived Intangible Assets — We amortize intangible assets over their useful lives unless we determine such lives to be indefinite. We evaluate goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. For impairment testing, goodwill has been assigned to reporting units which consist of the Company’s Greater Cincinnati operations, Hawaii operations and Agile operations.

The Company adheres to the guidance under ASC 350-20 in testing goodwill for impairment. Under this guidance, the Company has the option of performing a qualitative assessment for impairment prior to performing the quantitative tests. We perform our annual impairment tests in the fourth quarter on October 1st when our long term plan is updated based on the following steps:

Step 0 or qualitative assessment - Evaluate qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The factors we consider include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance or events specific to that reporting unit. If or when we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill, we would perform a Step 1 quantitative test.

Step 1 or quantitative test - Compare the fair value for each reporting unit to its carrying value, including goodwill. Fair value is determined based on a combination of valuation methods, including both income-based and market-based methods. The income-based approach utilizes a discounted cash flow model using projected cash flows derived from the long term plan, adjusted to reflect market participants' assumptions. Expected future cash flows are discounted at the weighted average cost of capital applying a market participant approach. The market-based approach utilizes earnings multiples from comparable publicly-traded companies. A goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. If a reporting unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

The Company performed a quantitative analysis of goodwill in 2024 for all reporting units and determined that the fair value of all reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired. In 2023, a qualitative assessment for Agile goodwill was used due to the limited amount of time that passed from the acquisition date and the testing date and concluded that it is more likely than not that the fair value exceeded the carrying value and goodwill was not impaired. For all other reporting units, a quantitative analysis was utilized for 2023. No goodwill or indefinite-lived intangible asset impairment losses were recognized in 2024, 2023 and 2022.

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

Changes in certain assumptions could have a significant impact on the impairment tests for goodwill. The most critical assumptions are projected future growth rates, EBITDA margin, terminal growth rate, discount rate selection, peer group determination and market multiples. These assumptions are subject to change as the Company's long-term plans and strategies are updated each year. As of the annual testing date, each reporting unit's fair value exceeded the carrying value of the reporting unit, and as such, there is no goodwill impairment. However, the quantitative analysis of goodwill for the Hawaii reporting unit indicated that the cushion between its estimated fair value and carrying value was less than 10% as of the October 1, 2024 assessment date. Goodwill associated with the Hawaii reporting unit at December 31, 2024 is $144.0 million. The estimated fair value determination requires judgment and is sensitive to changes in the underlying assumptions discussed above. Accordingly, if current cash flow assumptions are not realized or other macroeconomic factors adversely impact other assumptions, it is possible that an impairment charge may be recorded in the future.

Accounting for Income Taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and local jurisdictions. The Company’s previous tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. With few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years prior to 2020.

The Company has net operating loss carryforwards at the federal, state and local levels. Federal net operating loss carryforwards are available to offset taxable income in current and future periods. The next material tranche of Federal net operating loss carryforwards will expire, if not utilized, in 2031. The ultimate realization of the deferred income tax assets depends upon our ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards. The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Based on this analysis, there are not sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize all available federal net operating losses and federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions, so an additional partial valuation allowance was recorded in 2024. In addition, realization of certain state and local net operating losses, as well as other deferred tax assets, is not certain, so valuation allowances have been recorded against certain of those deferred assets as well. Changes in our current estimates due to such factors as unanticipated market conditions and legislative developments could have a material effect on our ability to utilize deferred tax assets. Section 382 of the Internal Revenue Code and similar state provisions place potential limitations on the Company’s ability to fully utilize existing deferred tax assets related to federal and state net operating losses.

Valuation allowances of $82.9 million and $28.0 million have been recognized as of December 31, 2024 and 2023, respectively. These valuation allowances are against U.S. federal, state and local net operating losses, as well as federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions.

As of December 31, 2024 and 2023, the liabilities for unrecognized tax benefits were $67.8 million and $19.4 million, respectively. The liability is representative of tax positions taken where tax authorities' interpretation of the appropriate tax treatment may differ from the position the Company has taken. As of December 31, 2024, the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $67.2 million. Accrued interest related to unrecognized tax benefits is recognized in interest expense.

Accounting for Pension and Postretirement Obligations — In accounting for pension and postretirement expenses, we apply ASC 715, "Compensation — Retirement Benefits." A liability has been recognized on the Consolidated Balance Sheets for the unfunded status of the pension and postretirement plans. Actuarial (gains) losses and prior service costs (benefits) that arise during the period are recognized as a component of "Accumulated other comprehensive income" on the Consolidated Balance Sheets.

The Company sponsors noncontributory defined benefit pension plans for eligible management employees, non-management employees, and certain former senior executives. We also provide healthcare and group life insurance benefits for eligible retirees. The measurement date for our pension and postretirement obligations is as of December 31. When changes to the plans occur during interim periods, management reviews the changes and determines if a remeasurement is necessary. In the third quarter of 2024, an amendment was approved to transfer a portion of the Company's pension liability and related responsibility for benefit payments of certain participants and beneficiaries within the existing defined benefit plans to a group annuity contract. Effective December 31, 2023, an amendment was approved to merge the Hawaiian Telcom Management Pension Plan into the Cincinnati Bell Management Pension Plan. With the exception of the previously discussed amendments, no other amendments to the plans were made during 2024 or 2023.

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

Discount rate

A discount rate is used to measure the present value of projected benefit obligations. The discount rate for each plan is individually calculated based upon the timing of expected future benefit payments. Our discount rates are derived based upon a yield curve developed to reflect yields available on high-quality corporate bonds as of the measurement date. As of December 31, 2024, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.60%. As of December 31, 2023, the average discount rate used to value the Cincinnati pension plans and postretirement plans was 5.00%. As of December 31, 2024, the average discount rate used to value the Hawaii pension plan for union employees was 5.40% while the average discount rate used to value the Hawaii postretirement plans was 5.70%. As of December 31, 2023, the average discount rate used to value the Hawaii pension plan for union employees was 5.00% while the average discount rate used to value the Hawaii postretirement plans was 5.10%. Higher rates of interest available on high-quality corporate bonds drove the increase in the discount rates in 2024.

Expected rate of return

The expected long-term rate of return on plan assets, developed using the building block approach, is based on the mix of investments held directly by the plans and the current view of expected future returns, which is influenced by historical averages. The required use of an expected versus actual long-term rate of return on plan assets may result in recognized pension expense or income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns. For the year ended December 31, 2024, the estimated long-term rate of return was 6.30% for the Cincinnati pension plan assets and 6.00% for the union Hawaii pension plan assets. For the year ended December 31, 2023, the estimated long-term rate of return was 6.00% for the Cincinnati pension plan assets, 5.50% for the union Hawaii pension plan assets and 5.00% for the nonunion Hawaii pension plan assets. The long-term rate of return on the Cincinnati and Hawaii postretirement plan assets was estimated to be zero for the disclosed periods as these plans have minimal assets with a low rate of return. Actual asset returns for the Cincinnati pension trusts were gains of 7.24% in 2024 and 13.02% in 2023. Actual asset returns for the Hawaii pension trust were gains of 4.29% in 2024 and 11.32% in 2023. In our pension calculations, the market-related value of assets is equal to the fair market value. Differences between actual and expected returns are recognized in the market-related value of plan assets over five years.

Healthcare cost trend

Our healthcare cost trend rate is developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. As of December 31, 2024 and 2023, the healthcare cost trend rate used to measure the Cincinnati postretirement health benefit obligations was 7.5% and 7.0%, respectively. As of December 31, 2024, the healthcare cost trend rate for the Cincinnati plans is assumed to decrease gradually to 4.8% by the year 2036. As of both December 31, 2024 and 2023, the Hawaii postretirement plans have exceeded the per capita cost caps, and therefore, the healthcare cost trend does not apply.

The actuarial assumptions used may differ materially from actual results due to the changing market and economic conditions and other changes. Revisions to and variations from these estimates would impact liabilities, equity, cash flow and other components of pension and postretirement benefit plans expense.

The following table represents the sensitivity of changes in certain assumptions related to the Cincinnati pension and postretirement plans as of December 31, 2024:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($14.1)/$14.1	$0.7/($0.7)	($1.7)/$1.8	$(0.2)/$0.2
Expected return on assets	+/- 0.5%	n/a	($1.3)/$1.3	n/a	($0)/$0

Form 10-K Part II	Cincinnati Bell Inc.

The following table represents the sensitivity of changes in certain assumptions related to the Hawaii pension and postretirement plans as of December 31, 2023:

		Pension Benefits		Postretirement and Other Benefits
		(Decrease)/	(Decrease)/	(Decrease)/	(Decrease)/
	% Point	Increase in	Increase in	Increase in	Increase in
(dollars in millions)	Change	Obligation	Expense	Obligation	Expense
Discount rate	+/- 0.5%	($1.3)/$1.4	$0/($0.2)	($2.6)/$2.9	($0.5)/$0.6
Expected return on assets	+/- 0.5%	n/a	($0.5)/$0.5	n/a	n/a

At December 31, 2024 and 2023, unrecognized actuarial net gains were $45.6 million and $42.5 million, respectively. The unrecognized net gains (losses) have been primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates, healthcare costs and the amendment to the Hawaii postretirement health and life insurance plans in 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average future working lifetime of active employees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

Form 10-K Part II	Cincinnati Bell Inc.

Regulatory Matters and Competitive Trends

Federal - The Telecommunications Act of 1996 (the "1996 Act") was enacted with the goal of establishing a pro-competitive, deregulatory framework to promote competition and investment in advanced telecommunications facilities and services to all Americans. From 1996 to 2008, federal regulators considered a multitude of proceedings aimed at promoting competition and deregulation. Although the 1996 Act called for a deregulatory framework, the FCC continued to maintain significant regulatory restraints on the traditional ILECs while increasing opportunities for new competitive entrants and new services by applying minimal regulation. Since 2009, federal regulators have devoted considerable attention to initiatives aimed at promoting investment in, and adoption of, advanced telecommunications services, particularly broadband Internet access services. Simultaneously, the FCC has been adopting measures that it believes would promote competition, protect consumers, reform universal service, and enhance public safety and national security. From 2017 through 2020, the FCC increasingly focused on eliminating burdensome and unnecessary regulations that impede broadband investment. The Biden Administration’s FCC focused on a number of items including net neutrality, digital discrimination, data privacy and transparency. Some of their initiatives were implemented, such as requiring broadband labels and all-in pricing, but others have run into legal challenges. We continue to monitor the changing regulatory environment for any potential impacts, particularly on the following proceedings.

Universal Service

The federal Universal Service Fund ("USF") is funded via an assessment on the interstate end-user revenue of all telecommunications carriers and interconnected VoIP providers. The assessment is used to support high cost, low income, rural healthcare, and schools and libraries programs. During 2024, the quarterly USF assessment rate remained at historic highs, continuing to lead for calls from industry and consumer groups for the FCC to re-evaluate the USF contribution mechanism. The Company will monitor any changes made by the FCC to the program as a result of the incoming Republican controlled Congress. The 5th Circuit Court of Appeals recently ruled the Universal Service Fund unconstitutional. The Court had two main issues with the current USF structure (1) it acts as a tax, rather than a fee as the FCC asserts, which means it needs to originate in Congress, and (2) the FCC has delegated its authority to Universal Service Administration Company (“USAC”), a private company, to administer the program and effectively rubberstamps the quarterly USF assessment rate determined by USAC. Because this ruling is contrary to recent decisions of the 6th and 11th Circuit Court of Appeals, the U.S. Supreme Court has agreed to hear this matter. It is expected to be heard in late March 2025.

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

Middle Mile Grants (“MMG”) Program: The IIJA appropriated $1 billion for the MMG Program to be used to “encourage the expansion and extension of middle mile infrastructure to reduce the cost of connecting unserved and underserved areas to the backbone of the internet” and to “promote broadband connection resiliency through the creation of alternative network connection paths that can be designed to prevent single points of failure on a broadband network.” The NTIA accepted middle-mile applications through November 1, 2022 and on June 15, 2023 announced that $930 million was awarded for projects covering 35 states and Puerto Rico. Hawaiian Telcom applied for $37.4 million to partially fund an economically and environmentally sustainable open access middle mile infrastructure to benefit unserved and underserved communities and improve the resiliency of existing broadband services in the state of Hawaii by building new terrestrial and undersea fiber routes in the state. In June 2023, the NTIA awarded Hawaiian Telcom $37.4 million for the project.

Broadband Consumer Labels: The IIJA contains a requirement for broadband internet access service providers to display consumer labels for stand-alone broadband Internet service plans that discloses information to consumers regarding the broadband Internet service plans available to them. The labels contain information about offered speed, price, contract requirements, expected download/upload speed, latency, etc. On April 10, 2024, the rules went into effect to have consumer labels available at points of sale for all standalone broadband internet service plans. On October 10, 2024, the requirement to have labels for all available service plans in a machine-readable format online and having the label available in consumer online accounts went into effect. altafiber and Hawaiian Telcom have been working towards making these labels a reality, and compliant broadband consumer labels are in place as of the effective date(s).

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

Form 10-K Part II	Cincinnati Bell Inc.

Broadband Internet Access/Net Neutrality

During the October 2023 FCC meeting, the Commission proposed a net neutrality framework which would reclassify broadband Internet access as a Title II telecommunications service. Although the proposal suggested forbearing from applying certain telecommunications regulations to broadband internet access, it would have subjected broadband internet to significant regulation relative to its current unregulated status. Most notable were the proposals regarding privacy, security and outage reporting. Although outright ex ante price regulation is not proposed, the proposal clearly suggested that the Commission has the right under sections 201 and 202 of the Communications Act to determine in a subsequent period if broadband rates are just and reasonable. The Order implemented by the FCC was challenged and assigned to the 6th Circuit Court of Appeals. In December 2024, the Court, in a unanimous opinion, rejected the FCC’s authority to reclassify broadband as a Title II telecommunications service.

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

State – On April 4, 2023 altafiber successfully filed with the Public Utilities Commission of Ohio (“PUCO”) a request for exemption of Ohio Revised Code (“ORC”) Section 4927.12 requirements, per Section 4927.123. All altafiber’s Ohio exchanges have been determined to qualify for alternative regulation of basic local exchange service (“BLES”) by the Public Utilities Commission of Ohio and therefore removes the annual $2 price cap increase of basic local exchange service.

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

Hawaii - In Hawaii, cable franchises must be approved by the Hawaii Department of Commerce and Consumer Affairs (“DCCA”). Since 2011, the Company’s Hawaiian Telcom Services Company, Inc. (“HTSC”) subsidiary has held a cable franchise authorizing it to provide video services throughout the island of Oahu. In late 2023, HTSC applied for cable franchises for the island of Kauai and the counties of Hawaii and Maui, which were granted by DCCA in July 2024.

Recently Issued Accounting Standards

Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards.

Form 10-K Part II	Cincinnati Bell Inc.

Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement

This Form 10-K contains "forward-looking" statements which are based on our current expectations, estimates, forecasts and projections. Statements that are not historical facts, including statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions and restructuring, and business trends are forward-looking statements. Words such as “expects,” “anticipates,” “predicts,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “will,” “may,” “proposes,” “potential,” “could,” “should,” “outlook,” or variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of future financial performance, anticipated growth and trends in businesses, and other characterizations of future events or circumstances are forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this report. For a further discussion of these and other risks and uncertainties, refer to Part I, Item 1A. Risk Factors. The following important factors, among other things, could cause or contribute to actual results being materially and adversely different from those described or implied by such forward-looking statements, including, but not limited to:

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

Form 10-K Part II	Cincinnati Bell Inc.

•
the widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition;
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
•
the Company may be unable to achieve some or all of the strategic and financial benefits that it expects to achieve from the Divestiture;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company borrows funds at a combination of fixed and variable rates. The Company has exposure to interest rate risk, primarily in the form of variable-rate borrowings from its Term B-1 Loans, Term B-3 Loans, Term B-4 Loans, Revolving Credit Facility, Network Receivables Facility, Paniolo fiber assets financing arrangement and Digital Access Ohio Advance, as well as changes in current rates compared to that of its fixed rate debt. Borrowings under the Credit Agreement and Network Receivables Facility use the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York as the benchmark for establishing the rate of interest. In the third quarter of 2023, the Paniolo fiber assets financing arrangement was amended to replace the use of LIBOR with SOFR. Borrowings under the Digital Access Ohio Advance use the long term applicable federal rate.

The Company's management periodically employs derivative and other financial instruments to manage exposure to interest rate risk and variable cash flows. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.

The Company had $87.9 million principal amount of fixed-rate debt outstanding as of December 31, 2024, excluding debt with a variable rate that is effectively fixed by non-designated interest rate contracts. The estimated aggregate fair market value of this debt was $83.3 million as of December 31, 2024. At December 31, 2024, the weighted average interest rate on fixed-rate debt was 6.3%.

At December 31, 2024, $975.0 million of our variable-rate debt was subject to non-designated floating-to-fixed interest rate swaps and $375.0 million of our variable-rate debt was subject to non-designated interest rate cap agreements. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the swaps at December 31, 2024 would increase by $12.6 million or decrease by $12.9 million. If the underlying SOFR rate increases or decreases by 100 basis points, the aggregate fair market value of the caps at December 31, 2024 would increase by $4.5 million or decrease by $3.7 million.

At December 31, 2024, the Company had variable-rate borrowings of $1,644.3 million. The estimated aggregate fair market value of this debt was $1,672.2 million as of December 31, 2024. At December 31, 2024, the weighted average interest rate on this variable-rate debt was 7.2%. A hypothetical increase or decrease of 100 basis to the market interest rates associated with this variable-rate debt would result in our annual interest expense increasing or decreasing by $17.8 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

March 18, 2025

/s/ Leigh R. Fox
Leigh R. Fox
Chief Executive Officer

/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Form 10-K Part II	Cincinnati Bell Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Cincinnati Bell Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bell Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment - Hawaii Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $566.7 million as of December 31, 2024, and the goodwill associated with the Hawaii segment was $144.0 million. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. The fair value of a reporting unit is based on a combination of valuation methods, including both income-based and market-based methods. The income approach relies on management’s estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumption, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Hawaii reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) future revenue growth rates, terminal growth rate, EBITDA margin assumption, and discount rate for the income approach and (b) peer group determination and market multiples selection for the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the Hawaii reporting unit; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the significant assumptions used by management related to (a) future revenue growth rates, terminal growth rate, EBITDA margin assumption, and discount rate for the income approach and (b) peer group determination and market multiple selections for the market approach. Evaluating management’s assumptions related to future revenue growth rates and EBITDA margin assumption involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of management’s assumptions related to terminal growth rate, discount rate, peer group determination, and market multiples selection.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 18, 2025

We have served as the Company's auditor since 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$460.7	$7.8
Receivables, less allowances of $15.0 and $14.8	96.4	94.1
Inventory, materials and supplies	82.3	88.6
Prepaid expenses	23.1	25.7
Other current assets	10.3	20.7
Current assets held for sale from discontinued operations	—	460.0
Total current assets	672.8	696.9
Property, plant and equipment, net	2,625.3	2,385.7
Operating lease right-of-use assets	77.4	63.9
Goodwill	566.7	566.7
Intangible assets, net	353.4	415.7
Deferred income tax assets	0.1	3.5
Other noncurrent assets	166.7	52.9
Noncurrent assets held for sale from discontinued operations	—	570.2
Total assets	$4,462.4	$4,755.5
Liabilities and Shareowners' Equity
Current liabilities
Current portion of long-term debt	$45.6	$20.4
Accounts payable	174.8	188.9
Unearned revenue and customer deposits	50.6	46.7
Accrued taxes	10.2	8.9
Accrued interest	0.9	3.6
Accrued payroll and benefits	36.4	35.0
Accrued restructuring	40.4	10.2
Other current liabilities	26.8	31.8
Current liabilities held for sale from discontinued operations	—	338.5
Total current liabilities	385.7	684.0
Long-term debt, less current portion	1,720.2	1,830.1
Operating lease liabilities	77.5	60.2
Pension and postretirement benefit obligations	111.3	127.9
Pole license agreement obligation	37.8	40.8
Deferred income tax liabilities	20.4	5.4
Other noncurrent liabilities	238.5	127.9
Noncurrent liabilities held for sale from discontinued operations	—	85.7
Total liabilities	2,591.4	2,962.0
Shareowners' equity
Additional paid-in capital	2,316.1	2,116.1
Accumulated deficit	(480.1)	(350.8)
Accumulated other comprehensive income	35.0	28.2
Total shareowners' equity	1,871.0	1,793.5
Total liabilities and shareowners' equity	$4,462.4	$4,755.5

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,096.3	$1,100.1	$1,091.5
Costs and expenses
Cost of services and products, excluding items below	530.8	533.7	518.2
Selling, general and administrative, excluding items below	263.7	266.8	244.3
Depreciation and amortization	338.9	369.5	408.8
Restructuring and severance related charges	60.5	10.8	—
Transaction and integration costs	4.0	0.4	3.6
Impairment of assets	3.1	—	2.7
Total operating costs and expenses	1,201.0	1,181.2	1,177.6
Operating loss	(104.7)	(81.1)	(86.1)
Interest expense	175.5	160.2	89.5
Other components of pension and postretirement benefit plans (benefit) expense	(5.5)	0.7	(7.8)
Other income, net	(37.2)	(17.9)	(11.5)
Loss from continuing operations before income taxes	(237.5)	(224.1)	(156.3)
Income tax benefit	(13.9)	(16.4)	(8.0)
Loss from continuing operations	(223.6)	(207.7)	(148.3)
Income from discontinued operations (net of tax)	94.3	15.0	17.4
Net loss	$(129.3)	$(192.7)	$(130.9)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(129.3)	$(192.7)	$(130.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	(6.5)	2.6	(6.2)
Accumulated foreign currency translation loss divested of in discontinued operations	11.5	—	—
Defined benefit plans
Net gain arising from remeasurement during the period, net of tax of $2.6, $0.7, $7.8	8.1	10.5	25.1
Amortization of prior service benefits included in net income, net of tax of ($0.2), ($0.2)	(0.6)	(0.6)	—
Amortization of net actuarial gain included in net income, net of tax of ($1.0), ($1.2), ($0.2)	(3.0)	(3.8)	(0.6)
Reclassification adjustment for pension settlement benefits included in net income, net of tax of ($0.8)	(2.7)	—	—
Total other comprehensive income	6.8	8.7	18.3
Comprehensive loss	$(122.5)	$(184.0)	$(112.6)

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive
	Capital	Deficit	Income	Total
Balance at December 31, 2021	$1,716.1	$(27.2)	$1.2	$1,690.1
Net loss	—	(130.9)	—	(130.9)
Other comprehensive income	—	—	18.3	18.3
Balance at December 31, 2022	1,716.1	(158.1)	19.5	1,577.5
Net loss	—	(192.7)	—	(192.7)
Other comprehensive income	—	—	8.7	8.7
Capital contributions by Red Fiber Parent LLC	400.0	—	—	400.0
Balance at December 31, 2023	2,116.1	(350.8)	28.2	1,793.5
Net loss	—	(129.3)	—	(129.3)
Other comprehensive income	—	—	6.8	6.8
Capital contributions by Red Fiber Parent LLC	200.0	—	—	200.0
Balance at December 31, 2024	$2,316.1	$(480.1)	$35.0	$1,871.0

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(129.3)	$(192.7)	$(130.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	344.6	449.6	497.1
Loss on impairment of long-lived assets	3.1	—	2.7
Provision for credit loss on receivables	9.7	9.1	8.4
Unrealized (gain) loss on interest rate swaps	(1.2)	4.4	(13.7)
Noncash portion of interest expense	8.7	7.5	5.4
Deferred income taxes	15.5	(40.6)	(42.3)
Pension and other postretirement payments in excess of expense	(14.4)	(7.7)	(16.1)
Gain on sale of discontinued operations	(93.7)	—	—
Other, net	(10.4)	(2.4)	(1.3)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	87.0	(54.5)	(9.1)
Decrease (increase) in inventory, materials, supplies, prepaid expenses and other current assets	3.9	(14.6)	(48.1)
(Decrease) increase in accounts payable	(20.4)	(54.7)	69.2
Increase (decrease) in accrued and other current liabilities	31.2	2.7	(1.4)
Increase in other noncurrent assets	(19.2)	(5.1)	(5.2)
Increase in other noncurrent liabilities	21.7	5.0	7.3
Net cash provided by operating activities	236.8	106.0	322.0
Cash flows from investing activities
Capital expenditures	(553.5)	(641.4)	(482.8)
Acquisition of businesses, net of cash acquired	—	(3.2)	(65.5)
Proceeds from sale of discontinued operations, net of cash divested	672.2	—	—
Insurance proceeds received for damage to equipment	7.6	0.3	0.4
Purchase of indefinite-lived intangibles	—	—	(6.8)
Acquisition of fiber and cable assets	(1.5)	(8.6)	—
Other, net	(0.5)	(1.3)	1.0
Net cash provided by (used in) investing activities	124.3	(654.2)	(553.7)
Cash flows from financing activities
Capital contributions by Red Fiber Parent LLC	200.0	400.0	—
Proceeds from issuance of long-term debt	331.7	211.4	2.7
Net (decrease) increase in corporate credit facility with initial maturities less than 90 days	(152.5)	(70.5)	223.0
Proceeds from borrowings on receivables facilities	1,279.9	1,706.5	1,150.8
Payments on receivables facilities	(1,525.4)	(1,647.8)	(1,116.9)
Repayment of debt	(36.2)	(47.8)	(20.3)
Debt issuance costs	(5.4)	(4.0)	(0.7)
Net cash provided by financing activities	92.1	547.8	238.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	453.3	(0.4)	6.8
Cash, cash equivalents and restricted cash at beginning of period	12.5	12.9	6.1
Cash, cash equivalents and restricted cash at end of period	$465.8	$12.5	$12.9

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Bell Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business and Accounting Policies

Organization — On March 13, 2020, the Company (as defined below), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Red Fiber Parent LLC, a Delaware limited liability company (“Parent”), and RF Merger Sub Inc., an Ohio corporation and directly wholly owned subsidiary of Parent (“Merger Sub”). On September 7, 2021 (the “Closing Date” or “Merger Date”), upon the terms and subject to the conditions set forth in the Merger Agreement, and in accordance with the applicable provisions of the Ohio General Corporation Law (the “OGCL”), Merger Sub merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). At the effective time of the Merger (the “Effective Time”), the separate corporate existence of Merger Sub ceased, and the Company survived the Merger as a wholly owned private subsidiary of Parent. As a result of the Merger, the Company has ceased to be a registrant, however due to contractual terms in certain indentures, the Company is required to voluntarily file with the U.S. Securities and Exchange Commission (“SEC”). As a result of the Merger, for accounting purposes, Parent is the acquirer and Cincinnati Bell Inc. is the acquiree.

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provides diversified telecommunications and technology services. The Company generates a large portion of its revenue by serving customers in two distinct regions. These regions are defined by the Company as 1) Greater Cincinnati, which includes Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana, Dayton, Ohio, and Columbus, Ohio and 2) Hawaii, which includes the island of Oahu and the neighboring islands. An economic downturn or natural disaster occurring in these, or a portion of these, limited operating territories could have a disproportionate effect on our business, financial condition, results of operations and cash flows compared to similar companies of a national scope and similar companies operating in different geographic areas.

As of December 31, 2024, we operate our business through one segment: Network

The Company has approximately 2,200 employees as of December 31, 2024. Approximately 44% of total employees are covered by collective bargaining agreements with the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers ("IBEW)" Local 1357. The effective dates for collective bargaining agreements with the CWA and IBEW range through the second quarter of 2026 and third quarter of 2028, respectively.

In August 2023, Parent committed to make capital contributions of $600.0 million to the Company, of which $400.0 million and $200.0 million was received by the Company in the third quarter of 2023 and fourth quarter of 2024, respectively, and recorded to "Additional paid-in capital" on the Consolidated Balance Sheets. The capital contributions received in the third quarter of 2023 were used to repay borrowings on the Company's Revolving Credit Facility, fund capital expenditures, and fund working capital. The capital contributions received in the fourth quarter of 2024 will be used for the Company's continued capital investments that are planned for 2025.

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

The sale of the CBTS and OnX businesses (the "Disposal Group") on December 2, 2024 represented a strategic shift in our business. Therefore, assets, liabilities and results of operations from the Disposal Group are reported as discontinued operations in our financial statements. Accordingly, the Company has recast its prior period financial position and results of operations to be comparable with the current discontinued operations presentation with the exception of the Consolidated Statements of Cash Flows. See Note 3 for all required disclosures.

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

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification 805 (“ASC 805”), “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. See Note 5 for disclosures related to mergers and acquisitions.

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the years ended December 31, 2024 and 2023, results of operations of DAO were not considered significant.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of December 31, 2024 and 2023 consists of funds held by DAO. Restricted cash as of December 31, 2022 consists of funds held in an escrow account related to a cost method investment and funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets follows:

(dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$460.7	$7.8	$7.7
Cash and cash equivalents included in Current assets held for sale from discontinued operations	—	1.3	$1.7
Restricted cash included in Other noncurrent assets	5.1	3.4	3.5
Cash, cash equivalents and restricted cash per Consolidated Statements of Cash Flows	$465.8	$12.5	$12.9

Form 10-K Part II	Cincinnati Bell Inc.

Receivables — Receivables consist principally of trade receivables from customers and are generally unsecured and due within 21 - 90 days. Unbilled receivables arise from services rendered but not yet billed. As of December 31, 2024 and 2023, unbilled receivables totaled $2.7 million and $2.8 million, respectively. Expected credit losses related to trade receivables are recorded as an allowance for credit losses in the Consolidated Balance Sheets. The Company establishes the allowances for uncollectible accounts using percentages of aged accounts receivable balances to reflect the historical average of credit losses as well as specific provisions for certain identifiable, potentially uncollectible balances. When internal collection efforts on accounts have been exhausted, the accounts are written off and the associated allowance for uncollectible accounts is reduced.

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

In the first quarter of 2023, the Company executed certain amendments (the "Amendments") to the Receivables Facility to, among other things, separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. The Amendments also moved the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility. The CBTS Receivables Facility was terminated in conjunction with the sale of the Disposal Group.

Inventory, Materials and Supplies — Inventory, materials and supplies consists of network components, various telephony and IT equipment to be sold to customers, maintenance inventories, and other materials and supplies, which are carried at the lower of average cost or market.

Property, Plant and Equipment — Property, plant and equipment is stated at original cost and presented net of accumulated depreciation and impairment losses. Maintenance and repairs are charged to expense as incurred while improvements, which extend an asset's useful life or increase its functionality, are capitalized and depreciated over the asset's remaining life. The majority of the network property, plant and equipment used to generate its voice and data revenue is depreciated using the group method, which develops a depreciation rate annually based on the average useful life of a specific group of assets rather than for each individual asset as would be utilized under the unit method. Provision for depreciation of other property, plant and equipment, except for leasehold improvements, is based on the straight-line method over the estimated economic useful life. Depreciation of leasehold improvements is based on a straight-line method over the lesser of the economic useful life of the asset or the term of the lease, including optional renewal periods if renewal of the lease is reasonably assured.

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

Goodwill — Goodwill represents the excess of the purchase price consideration over the fair value of net assets acquired and recorded in connection with business acquisitions. Goodwill is allocated at the business segment level. Goodwill is tested for impairment on an annual basis or when events or changes in circumstances indicate that such assets may be impaired using either a qualitative or quantitative approach. An impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value, not to exceed the carrying amount of goodwill. For the year ended in 2024, to calculate fair value of the reporting units, management used a combination of methods, including both income-based and market-based methods. The income approach relies on estimates of future revenue growth rates, terminal growth rates, EBITDA margin assumptions, and discount rates. The market approach requires the determination of an appropriate peer group, which is utilized to derive estimated fair values based on selected market multiples. No impairment losses were recognized in goodwill for the years ended in 2024, 2023 and 2022.

Indefinite-Lived Intangible Assets — Intangible assets represent purchased assets that lack physical substance but can be separately distinguished from goodwill because of contractual or legal rights, or because the asset is capable of being separately sold or exchanged. Federal Communications Commission ("FCC") licenses for wireless spectrum and other perpetual licenses represent indefinite-lived intangible assets. The Company may renew the wireless licenses in a routine manner every ten years for a nominal fee, provided the Company continues to meet the service and geographic coverage provisions required by the FCC. Intangible assets not subject to amortization are tested for impairment annually, or when events or changes in circumstances indicate that the asset might be impaired. No impairment losses were recognized on indefinite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022.

Long-Lived Assets — Management reviews the carrying value of property, plant and equipment and other long-lived assets, including intangible assets with definite lives, when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the estimated future undiscounted cash flows expected to result from the use of an asset (or group of assets) and its eventual disposition is less than its carrying amount. An impairment loss is measured as the amount by which the asset’s carrying value exceeds its estimated fair value. Long-lived intangible assets are amortized based on the estimated economic value generated by the asset in future years. For the year ended December 31, 2024, the Company recorded a loss on impairment of long-lived assets of $3.1 million for the write-off of certain fixed assets and operating lease right-of-use assets that will no longer be utilized as a result of the Company's decision in the third quarter to no longer pursue an ancillary product offering. No impairment losses were recognized on long-lived assets for the year ended December 31, 2023. For the year ended December 31, 2022, the Company recorded a loss on impairment of long-lived assets of $2.7 million related to the impairment of leasehold improvements at the Company’s headquarters. In addition, amortization of the remaining leasehold improvements at the Company’s headquarters was accelerated to reflect the update to management’s estimate of the remaining useful life.

Cost Method Investments — Certain of our cost method investments do not have readily determinable fair values. These investments are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The carrying value of these investments was $10.1 million and $10.0 million as of December 31, 2024 and 2023, respectively, and was included in "Other noncurrent assets" in the Consolidated Balance Sheets. Investments are reviewed at least annually to determine if changes in circumstances exist that would indicate the carrying value may not be recoverable. If indicators are present then an analysis is performed to determine if carrying value exceeds the estimated fair value. No impairment losses were recognized for cost method investments for the year ended December 31, 2024 and 2023. A nominal impairment was recognized for the cost method investments for the year ended December 31, 2022.

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

For long-term indefeasible right of use, or IRU, contracts for fiber circuit capacity, the Company may receive up-front payments for services to be delivered for a period of up to 25 years. In these situations, the Company defers the revenue and amortizes it on a straight-line basis to earnings over the term of the contract. See Note 4 for further information.

Advertising Expenses — Costs related to advertising are expensed as incurred. Advertising costs were $21.7 million, $25.0 million and $23.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Legal Expenses and Contingencies — In the normal course of business, the Company is involved in various claims and legal proceedings. Legal costs incurred in connection with loss contingencies are expensed as incurred. Legal claim accruals and contingencies are recorded once determined to be both probable and estimable.

Form 10-K Part II	Cincinnati Bell Inc.

Income, Operating, and Regulatory Taxes

Income taxes — The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and local jurisdictions. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. The income tax provision consists of an amount for taxes currently payable and an amount for tax consequences deferred to future periods. Deferred income taxes are provided for temporary differences between financial statement and income tax assets and liabilities. Deferred income taxes are recalculated annually at rates then in effect. The Company recognizes future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered to be more likely than not. Valuation allowances are recorded to reduce deferred tax assets to amounts that are more likely than not to be realized. The ultimate realization of the deferred income tax assets depends upon the ability to generate future taxable income during the periods in which basis differences and other deductions become deductible and prior to the expiration of the net operating loss carryforwards.

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

Regulatory taxes — The Company incurs federal and state regulatory taxes on certain revenue producing transactions. We are permitted to recover certain of these taxes by billing the customer; however, collections cannot exceed the amount due to the federal regulatory agency. These federal regulatory taxes are presented in revenue and cost of services on a gross basis because, while the Company is required to pay the tax, it is not required to collect the tax from customers and, in fact, does not collect the tax from customers in certain instances. The amounts recorded as revenue totaled $30.5 million, $34.0 million and $32.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. The amounts recorded as expense totaled $34.8 million, $38.0 million and $36.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. We record all other federal taxes collected from customers on a net basis.

Deferred Compensation Plans - In September 2021, subsequent to the Merger, Parent granted officers and key employees of the Company cash-settled awards that vest ratably over a 4-year period beginning with the first anniversary of the grant date with the final 20% vesting upon the occurrence of a liquidity event, defined as a change of control or qualified public offering. In the absence of a liquidity event, the awards will expire in eight years. The ultimate payment of the awards upon the occurrence of a liquidity event is based on the i) number of vested awards and ii) an amount determined from the excess of the proceeds received from the liquidity event over the invested capital, adjusted for internal rates of return. No compensation expense was recorded in the years ended December 31, 2024, 2023 and 2022.

Prior to the Merger, the Company granted officers and key employees cash-settled awards of $10.5 million in place of performance-based restricted awards and time-based restricted awards. Per the terms of the award, one-fourth of these cash-settled awards accelerated and vested as of the Merger Date. Subsequent to the Merger Date, one-fourth of these cash-settled awards vested at the end of six months, and the remaining awards vested at the end of 18 months. Expense incurred for cash payment awards was $0.3 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.

Form 10-K Part II	Cincinnati Bell Inc.

Pension and Postretirement Benefit Plans — The Company maintains qualified and non-qualified defined benefit pension plans, and also provides postretirement healthcare and life insurance benefits for eligible employees. We recognize the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans as either an asset or liability. Changes in the funded status of these plans are recognized as a component of comprehensive income (loss) in the year they occur. Pension and postretirement healthcare and life insurance benefits earned during the year and interest on the projected benefit obligations are accrued and recognized currently in net periodic benefit cost. Prior service costs and credits are amortized over the average remaining life expectancy of plan participants or remaining service period, based upon whether plan participants are mostly retirees or active employees. Net gains or losses resulting from differences between actuarial estimates or from changes in actuarial assumptions are recognized as a component of annual net periodic benefit cost. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average future working lifetime of current active plan participants for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans.

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

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Form 10-K Part II	Cincinnati Bell Inc.

2.
Recently Issued Accounting Standards

Accounting Standards Recently Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was amended in December 2022 by the provisions of ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. These amendments are effective as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The Company adopted the standard effective January 1, 2024. The Company applied the amendment on a prospective basis, and the changes did not have a material effect on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments within ASU 2023-07 are required to be applied on a retrospective basis. The Company adopted the new standard in the fourth quarter of 2024 and applied the amendment on a retrospective basis. The Company’s adoption of the standard provides enhanced disclosure surrounding its Chief Operating Decision Maker and the relevant measure of segment profit or loss used to assess performance and allocate resources for the Network business, the Company’s single reportable segment. The newly adopted standard also provides further clarity surrounding significant segment expenses within the Company’s Network segment, presented in Note 16 Business Segment Information.

Accounting Standards yet to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires reporting entities to disclose disaggregated information about the entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, although early adoption is permitted. The amendments in this ASU will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures and will adopt the standard for the annual period beginning January 1, 2025.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which aims to increase expense reporting requirements, with enhanced disclosure surrounding the nature of expenses presented within the income statement, including selling expenses. The ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendments within this ASU will be applied on a prospective basis with the option for retrospective application. The Company is currently evaluating the effects of this standard on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Form 10-K Part II	Cincinnati Bell Inc.

3.
Discontinued Operations

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") in which TowerBrook would acquire the Disposal Group from the Company for a purchase price of $670.0 million. On December 2, 2024, Cincinnati Bell completed the transaction. Pursuant to terms of the Purchase Agreement, TowerBrook acquired the Divested Business for the purchase price of $670.0 million plus an incremental $18.4 million for certain working capital changes that occurred between the date of the Purchase Agreement and December 2, 2024.

A pre-tax gain on sale of the Disposal Group of $93.7 million was recorded upon closing of the sale and was determined as the proceeds received (net of cash divested) less costs to sell in excess of the Disposal Group’s carrying value. A post-closing selling price adjustment and completion of other Purchase Agreement provisions in connection with the sale could result in adjustments to the gain on sale amount.

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2024. Accordingly, the Company has reported the results of operations for the Disposal Group as discontinued operations in the Consolidated Statements of Operations through the date of sale. The related held for sale assets and liabilities have been reported as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, through the date of sale. These changes have been applied to all periods presented.

The revenue and operating income contributed by Hawaii operations and certain Communications customers, as well as the associated assets and liabilities, that were previously reported in the IT Services and Hardware segment that have been retained by the continuing operation and excluded from the Disposal Group have been reported in the Network segment for the years ended December 31, 2024, 2023 and 2022.

All depreciation and amortization expense associated with intangible assets, property, plant and equipment and right of use assets associated with the Disposal Group ceased as of February 2, 2024.

Financial results of the Disposal Group for the period from January 1, 2024 through the date of sale, and the years ended December 31, 2023 and 2022 reported as Income from discontinued operations (net of tax) on the Consolidated Statements of Operations are as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Revenue	$669.7	$734.8	$722.3
Costs and expenses
Cost of services and products, excluding items below	453.8	491.4	486.5
Selling, general and administrative, excluding items below	145.2	159.3	149.0
Depreciation and amortization	5.7	80.1	88.3
Restructuring and severance related charges	3.0	3.0	2.0
Transaction costs	25.1	2.5	7.7
Total operating costs and expenses	632.8	736.3	733.5
Operating income (loss)	36.9	(1.5)	(11.2)
Interest expense	1.0	1.0	0.6
Other (income) expense, net	(2.4)	0.3	(2.1)
Gain on sale of disposition	93.7	—	—
Income (loss) from discontinued operations before income taxes	132.0	(2.8)	(9.7)
Income tax expense (benefit)	37.7	(17.8)	(27.1)
Net Income from discontinued operations	$94.3	$15.0	$17.4

Form 10-K Part II	Cincinnati Bell Inc.

The Disposal Group's assets and liabilities presented as held for sale as of December 31, 2023 are as follows:

(dollars in millions)	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1.3
Receivables, less allowances of $2.9	400.9
Inventory, materials and supplies	18.8
Prepaid expenses	27.6
Other current assets	11.4
Total current assets from discontinued operations	460.0
Property, plant and equipment, net	73.4
Goodwill	154.3
Intangible assets, net	300.2
Deferred income tax assets	2.8
Other noncurrent assets	39.5
Total noncurrent assets from discontinued operations	570.2
Total assets from discontinued operations	$1,030.2
Liabilities
Current liabilities
Current portion of long-term debt	$6.7
Accounts payable	264.9
Unearned revenue and customer deposits	25.3
Accrued taxes	4.3
Accrued payroll and benefits	16.5
Other current liabilities	20.8
Total current liabilities from discontinued operations	338.5
Long-term debt, less current portion	6.3
Deferred income tax liability	52.3
Other noncurrent liabilities	27.1
Total noncurrent liabilities from discontinued operations	85.7
Total liabilities from discontinued operations	$424.2

The following is selected operating and investing cash flow activity from discontinued operations included in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
(dollars in millions)	2024	2023
Depreciation and amortization	$5.7	$80.1
Gain on Sale of Discontinued Operations	$93.7	$—
Capital expenditures	$18.7	$20.3

Form 10-K Part II	Cincinnati Bell Inc.

4.
Revenue

The Network segment provides products and services to both residential and commercial customers that can be categorized as Strategic, Legacy, and Other. In the first quarter of 2024, the Company realigned the classification of products and services to these categories within the Network segment to better align revenue across geographies as well as reclass certain nonrecurring revenue to Other. The products and services within the Strategic and Legacy categories can be further categorized as either Data, Video or Voice. Strategic and Legacy revenue include both residential and commercial customers.

As a result of the Purchase Agreement, revenue contributed by certain Hawaii operations and Communications revenue previously reported in the IT Services and Hardware segment are now reported in the Network segment for all comparable periods.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

As of December 31, 2024, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $214.9 million. In the third quarter of 2024, the Company was awarded a contract of $50.0 million to subsidize further broadband expansion in Southwest Ohio. The revenue is expected to be recognized in 2026 and 2027. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
2025	$18.0
2026	50.3
2027	37.2
2028	9.6
2029	9.7
Thereafter	90.1

The Company has identified four distinct performance obligations, namely Data, Voice, Video and Other. For each of the Data, Voice and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice and Video are identified to be a series of distinct services. Services provided can be categorized into three main categories that include Strategic, Legacy and Other. The Strategic and Legacy categories may include one or more of the aforementioned performance obligations. Data services include internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal, IRU revenue, and revenue associated with the SEA-US cable system. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment. Voice services include traditional and fiber voice lines, switched access, digital trunking, consumer and business long distance calling, and, as a result of the Purchase Agreement, certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees including processing, franchise and regulatory fees, subsidized fiber build projects and other fees that are generally nonrecurring in nature.

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

The Company uses multiple methods to determine stand-alone selling prices. For Internet products categorized as Strategic, included within the Data performance obligation, and Voice, Legacy Data and Other performance obligations, stand-alone selling prices are determined based on a list price, discount off of list price, a tariff rate, a margin percentage range, or a minimum margin percentage.

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

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Data, Voice and Video product offerings in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Voice services that require us to incur installation and provisioning expenses and are amortized over the average contract term. Customer churn rates and average contract term assumptions are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

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

Form 10-K Part II	Cincinnati Bell Inc.

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2021*	$1.0	$3.4	$4.4
Additions	2.2	11.3	13.5
Amortization	(0.4)	(2.6)	(3.0)
Balance as of December 31, 2022	2.8	12.1	14.9
Additions	2.2	11.8	14.0
Amortization	(0.8)	(5.5)	(6.3)
Balance as of December 31, 2023	4.2	18.4	22.6
Additions	2.2	12.8	15.0
Amortization	(1.8)	(7.6)	(9.4)
Balance as of December 31, 2024	$4.6	$23.6	$28.2

*The beginning balance for December 31, 2021 includes amounts transferred from the Disposal Group for fulfillment costs and costs of acquisition of $0.3 million and $0.1 million, respectively.

The Company recognizes a liability for cash received up-front for IRU contracts. At December 31, 2024 and 2023, $4.3 million and $4.1 million, respectively, of contract liabilities were included in "Other current liabilities." At December 31, 2024 and 2023, $89.4 million and $79.5 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Data	$581.3	$552.8	$518.6
Video	178.5	180.8	179.4
Voice	228.2	256.4	278.0
Other	108.3	110.1	115.5
Total Revenue	$1,096.3	$1,100.1	$1,091.5

Form 10-K Part II	Cincinnati Bell Inc.

5.
Mergers and Acquisitions

Acquisition of Bridgewired Fiber Assets

In the third quarter of 2023, the Company acquired fiber network assets from Bridgewired, LLC ("Bridgewired") for an aggregate purchase price of $6.7 million, consisting of $5.9 million in cash and $0.8 million in contingent consideration. In 2024, the Company remitted the $0.8 million of contingent consideration. The Company accounted for the Bridgewired fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Consolidated Balance Sheets.

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

Acquisition of Lawrenceburg Fiber Assets

In the first quarter of 2023, the Company acquired fiber network assets from the City of Lawrenceburg for an aggregate purchase price of $3.0 million consisting of $2.7 million in cash and $0.3 million in contingent consideration. In 2024, $0.2 million of the contingent consideration was remitted and $0.1 million remains outstanding. The Company accounted for the Lawrenceburg fiber asset acquisition as an asset acquisition under ASC 805-10-55 “Business Combinations” because the assets acquired do not include an assembled workforce, and the gross value of the assets acquired meets the screen test in ASC 805-10-55-5A related to substantially all of the fair value being concentrated in a single asset or group of assets (i.e., the fiber infrastructure assets) and, thus, the assets are not considered a business. The fiber network assets will help to support and expand the Company's existing network. The assets are recorded as network equipment in “Property, plant and equipment, net” on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

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

The purchase price was funded through borrowings under the Company's former Receivables Facility and the Revolving Credit Facility (see Note 8).

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

No expenses related to the Agile acquisition were recorded in the year ended December 31, 2024. The Company incurred $0.3 million and $2.1 million in acquisition expenses related to the Agile acquisition in the years ended December 31, 2023 and 2022, respectively. These expenses are recorded in "Transaction and integration costs" on the Consolidated Statements of Operations.

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

Form 10-K Part II	Cincinnati Bell Inc.

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

Based on fair value estimates, the identifiable intangible assets acquired are as follows:

(dollars in millions)	Fair Value	Useful Lives
Customer relationships	$16.0	15 years
Trade names	2.3	10 years
Technology	1.1	7 years
Total identifiable intangible assets	$19.4

Form 10-K Part II	Cincinnati Bell Inc.

6.
Property, Plant and Equipment

Property, plant and equipment is comprised of the following:

	December 31,		Depreciable
(dollars in millions)	2024	2023	Lives (Years)
Land and rights-of-way	$136.3	$133.5	20 – Indefinite
Buildings and leasehold improvements	240.2	218.3	5 – 40
Network equipment	2,821.1	2,412.5	3 – 50
Office software, furniture, fixtures and vehicles	207.2	130.6	3 – 17
Construction in process	149.4	139.4	n/a
Gross value	3,554.2	3,034.3
Accumulated depreciation	(928.9)	(648.6)
Property, plant and equipment, net	$2,625.3	$2,385.7

Depreciation expense on Property, plant, and equipment, including assets accounted for as finance leases, totaled $276.3 in 2024, $300.3 million in 2023, and $335.9 million in 2022. The portion of depreciation expense associated with cost of providing services was 86%, 90% and 94% in 2024, 2023 and 2022, respectively. There are numerous assets included within network equipment resulting in a range of depreciable lives between 3 and 50 years, the majority of which fall within the range of 7 to 22 years.

The Company recorded a loss on impairment of long-lived assets of $2.9 million in 2024 related to a write-off of certain fixed assets that will no longer be utilized as a result of the Company's decision to no longer pursue an ancillary product offering. No asset impairment losses were recognized on Property, plant, and equipment in the year ended December 31, 2023. The Company recorded a loss on impairment of long-lived assets of $2.7 million in the third quarter of 2022 related to the impairment of leasehold improvements at the Company’s headquarters.

Form 10-K Part II	Cincinnati Bell Inc.

7.
Goodwill and Intangible Assets

Goodwill

The changes in the Company's goodwill consisted of the following:

(dollars in millions)	Network
Goodwill, balance as of December 31, 2022	$570.0
Activity during the year:
Adjustments to prior year acquisition of Agile	(4.4)
Acquisition of OTT	1.1
Goodwill, balance as of December 31, 2023 and 2024	$566.7

The goodwill balance for all comparable periods is adjusted to reflect the goodwill reclassified to the Network segment from the Disposal Group based on the relative fair value of the retained operations.

During 2023, goodwill decreased by $4.4 million due to an adjustment made to the prior year acquisition of Agile and increased by $1.1 million due to the acquisition of OTT. See Note 5 for further information related to the Agile and OTT acquisitions.

No impairment losses were recognized in goodwill for the years ended December 31, 2024, 2023 and 2022. During the annual review performed in the fourth quarter of 2024, we completed a Quantitative assessment and determined that the fair value of all of our reporting units exceeded their carrying amounts, including goodwill and, therefore, goodwill was not impaired.

Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2024			December 31, 2023
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(208.2)	$336.8	$545.0	$(150.6)	$394.4
Trade names	22.4	(20.6)	1.8	22.4	(15.8)	6.6
Technology	1.1	(0.5)	0.6	1.1	(0.3)	0.8
Total	568.5	(229.3)	339.2	568.5	(166.7)	401.8
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.4	—	7.4	7.1	—	7.1
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.7	$(229.3)	$353.4	$582.4	$(166.7)	$415.7

As a result of the acquisition of OTT, the Company recorded a nominal finite-lived intangible asset representing the preliminary fair value at the OTT Acquisition Date. Due to the acquisition of Agile, the Company recorded $19.4 million of finite-lived intangible assets representing the fair values at the Agile Acquisition Date. See Note 5 for additional information regarding the acquisitions of OTT and Agile. The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

During the fourth quarter of 2022, the Company purchased perpetual licenses for a block of IP addresses to be used as the Company continues to extend our fiber network and add internet subscribers.

The amortization expense for finite-lived intangible assets was $62.6 million in 2024, $69.2 million in 2023, and $72.9 million in 2022. No impairment losses were recognized on intangible assets for the years ended December 31, 2024, 2023 and 2022.

Form 10-K Part II	Cincinnati Bell Inc.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Year ended December 31,
2025	$53.4
2026	48.9
2027	44.4
2028	39.8
2029	35.2
Thereafter	117.5
Total	$339.2

Form 10-K Part II	Cincinnati Bell Inc.

8.
Debt and Other Financing Arrangements

The Company’s debt consists of the following:

	December 31,
(dollars in millions)	2024	2023
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-2 Loans	—	6.5
Credit Agreement - Term B-3 Loans	2.0	2.0
Credit Agreement - Term B-4 Loans	9.3	—
Other bank debt	18.9	—
Paniolo Fiber Assets Financing Arrangement	0.5	0.5
Finance lease liabilities	9.9	6.4
Current portion of long-term debt	45.6	20.4
Long-term debt, less current portion:
Network Receivables Facility	—	36.1
CBTS Receivables Facility	—	209.9
Credit Agreement - Revolving Credit Facility	—	152.5
Credit Agreement - Term B-1 Loans	480.0	485.0
Credit Agreement - Term B-2 Loans	—	630.5
Credit Agreement - Term B-3 Loans	195.0	197.0
Credit Agreement - Term B-4 Loans	921.3	—
Various Cincinnati Bell Telephone notes (1)	93.8	95.1
Paniolo Fiber Assets Financing Arrangement	20.9	21.4
Digital Access Ohio Advance	10.3	6.3
Finance lease liabilities	37.7	36.4
	1,759.0	1,870.2
Net unamortized discount	(5.8)	(5.5)
Unamortized note issuance costs	(33.0)	(34.6)
Long-term debt, less current portion	1,720.2	1,830.1
Total debt	$1,765.8	$1,850.5

(1)
As of December 31, 2024 and December 31, 2023, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $5.9 million and $7.2 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Form 10-K Part II	Cincinnati Bell Inc.

Credit Agreement

In connection with the Merger Agreement, at the Effective Time (the date on which the Effective Time occurred, the “Closing Date”), the Company entered into a new Credit Agreement (the "Credit Agreement") and terminated the former Corporate Credit Agreement. The Credit Agreement initially provided for (i) a five-year $275 million senior secured revolving credit facility, including both a letter of credit subfacility of up to $40 million and a swingline loan subfacility of up to $10 million (the “Revolving Credit Facility”) and (ii) a seven-year $150 million senior secured term loan facility (the “Term B-1 Loans”). The Revolving Credit Facility matures in September 2026 and the Term B-1 Loans mature in September 2028. Borrowings under the Term B-1 Loans were used to refinance existing company indebtedness, finance a portion of the fees and expenses relating to the acquisition of the Company and the establishment of the Credit Agreement, and for working capital and general corporate purposes. Borrowings under the Revolving Credit Facility may be used to provide ongoing working capital as well as for other general corporate purposes of the Company.

The Company (i) incurred deferred financing costs of $32.0 million related to the issuance of the Term B-1 Loans and capitalized as a reduction to the outstanding debt balances as of the Merger Date and (ii) incurred deferred financing costs of $6.1 million related to the issuance of the Revolving Credit Facility and capitalized to “Other noncurrent assets” on the Consolidated Balance Sheets as of the Merger Date.

In November 2021, the Company entered into an Amendment (the “Amendment No. 1”) to the Credit Agreement to provide for, among other things, (i) a $125.0 million upsize to the Revolving Credit Facility, increasing the total commitments under the Revolving Credit Facility to $400.0 million, (ii) a $350.0 million incremental increase to the Term B-1 Loans (the “Incremental Term B-1 Loans Increase”), increasing the aggregate principal amount of Term B-1 Loans to $500.0 million, and (iii) the incurrence of a new tranche of $650.0 million aggregate principal amount of senior secured term loans (the “Term B-2 Loans”). The proceeds of the Incremental Term B-1 Loans Increase and the Term B-2 Loans were used by the Company to redeem in full all of the Company’s existing 7.000% Senior Notes due 2024 (the “2024 Notes”) and 8.000% Senior Notes due 2025 (the “2025 Notes”), and to pay fees and expenses in connection thereto. The Term B-2 Loans mature in November 2028. The Amendment No. 1 also extended the maturity of all Term B-1 Loans to November 2028 and reduced the interest applicable to the Term B-1 Loans and the Revolving Credit Facility. The Amendment No. 1 also provided for the transition of the benchmark rate of interest under the Credit Agreement from LIBOR to Term SOFR. At December 31, 2024, there were no borrowings under the Revolving Credit Facility, leaving $400 million available.

As a result of the Amendment No. 1 in 2021, the Company incurred deferred financing costs of $4.3 million and $9.7 million related to the Incremental Term B-1 Loans Increase and the Term B-2 Loans, respectively, and capitalized the amounts as a reduction to the outstanding debt balances in 2021. In addition, the Company incurred deferred financing costs of $1.3 million related to increasing the capacity of the Revolving Credit Facility and capitalized the amount to “Other noncurrent assets” on the Consolidated Balance Sheets in 2021.

In May 2023, the Company entered into an Incremental Amendment to the Credit Agreement (the "Incremental Amendment”) to provide for the incurrence of a new tranche of $200.0 million senior secured term loans (the “Term B-3 Loans”). The proceeds of the Term B-3 Loans were used to repay a portion of the loans outstanding under the Revolving Credit Facility, repay in full the remaining 7 1/4% Notes due 2023 upon maturity in the second quarter of 2023, and for other general corporate purposes. The Term B-3 Loans will mature in November 2028. All other material terms, conditions and covenants of the Credit Agreement were unchanged by the Incremental Amendment.

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

Form 10-K Part II	Cincinnati Bell Inc.

As a result of Amendment No.3, the Company incurred deferred financing costs of $2.4 million related to the Incremental Term B-2 Loans and capitalized the amounts as a reduction to the outstanding debt balance. In addition, the Company incurred deferred financing costs of $0.6 million related to the extension of the maturity date of the Revolving Credit Facility to August 2028 and capitalized the amounts to "Other noncurrent assets" on the Consolidated Balance Sheets in 2024.

In June 2024, the Company entered into an amendment (the "Amendment No. 4") to the Credit Agreement to provide for a reduction in the interest rate margin applicable to the Term B-3 Loans under the Credit Agreement. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 4.

As a result of Amendment No. 4, the Company incurred deferred financing costs of $0.7 million related to the Term B-3 Loans and capitalized the amounts as a reduction to the outstanding debt balance in 2024.

In December 2024, the Company entered into an amendment (the "Amendment No. 5") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of $930,590,472 senior secured term loans (the "Term B-4 Loans"). The proceeds of the Term B-4 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-2 Loans and to pay fees and expenses in connection with the refinancing of the Term B-2 Loans.

The Company incurred deferred financing costs of $0.9 million related to the issuance of the Term B-4 Loans and capitalized the amount as a reduction to the outstanding debt balance in 2024. In addition, the Company incurred deferred financing costs of $0.7 million and $0.3 million related to Term B-1 Loans and Term B-3 Loans, respectively, related to the reduction in the interest rate margin and capitalized the amounts as a reduction to the outstanding debt balance in 2024.

The May and June 2024 amendments were accounted for as modifications of the original Term Loan B-2, Term Loan B-3 and Revolving Credit Facility. Accordingly, no loss was recorded and new financing costs deferred are being amortized over the new and amended maturities of the term loan and revolver. The December 2024 amendment was also accounted for as a modification of the Term Loans. Accordingly, no loss was recorded and new financing costs deferred are being amortized over the new and amended maturities of the term loan.

Borrowings under the Term B-1 and Term B-3 Loans will, following the Amendment No. 5, bear interest, initially, at a rate equal to, at the Company’s option, either:

•
a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 2.00%; or
•
Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 3.00%.

Borrowings under the Term B-4 Loans will bear interest, initially, at a rate equal to, at the Company’s option, either:

•
a base rate determined by reference to the highest of (i) the Federal Funds Rate (determined for any day as the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System of the United States arranged by federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the business day next succeeding such day) plus 1/2 of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Goldman Sachs as its “prime rate” in effect at its principal office in New York City and notified to the Company, and (iii) to the extent ascertainable, one month Adjusted Term SOFR (determined as set forth below) plus 1.00%, plus, in any such case, 1.75%; or
•
Adjusted Term SOFR determined by reference to the forward-looking term rate based on the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.75%.
•

Form 10-K Part II	Cincinnati Bell Inc.

Borrowings under the Revolving Credit Facility will, following the Amendment No. 1, bear interest, initially, at a rate equal to, at the Company’s option, either:

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

From and after the delivery by the Company to the administrative agent for the Credit Agreement of financial statements for the first fiscal quarter ended after the effective date of the Amendment No. 1, the applicable margin over the base rate or Adjusted Term SOFR for the Revolving Credit Facility will be in the range of 2.75% and 3.00% (for SOFR loans) and 1.75% and 2.00% (for base rate loans) based on a pricing grid as determined by reference to the applicable Secured Net Leverage Ratio for the most recent four fiscal quarter period for which financial statements have been delivered.

The base rate is subject to a 0.00% floor. The Adjusted Term SOFR is subject to a floor equal to (i) for the Revolving Credit Facility, 0.00%, (ii) for the Term B-1 Loans, 0.25%, and (iii) for the Term B-3 Loans, 0.25% and (iv) for the Term B-4 Loans, 0.50%.

In addition, the Company will be required to pay a commitment fee on any unused portion of the Revolving Credit Facility at a rate of 0.50% per annum, or, if the Secured Net Leverage Ratio for the most recent four fiscal quarter period for which financial statements have been delivered is equal to or less than 3.25 to 1.00, 0.375% per annum. The Company will also pay customary letter of credit fees, including a fronting fee equal to 0.125% per annum of the dollar equivalent of the maximum amount available to be drawn under all outstanding letters of credit, as well as customary issuance and administration fees.

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

Guarantors and Security Interests, Credit Agreement

All obligations under the Term B-1 Loans, Term B-3 Loans, Term B-4 Loans and Revolving Credit Facility are unconditionally guaranteed by the direct parent of the Company and each of the existing and future direct and indirect material, wholly-owned domestic subsidiaries of the Company, subject to certain exceptions (including for Cincinnati Bell Funding LLC (and any other similar special purpose receivables financing subsidiary), the Company's joint ventures, subsidiaries prohibited by applicable law or contractual obligation from becoming guarantors, immaterial subsidiaries, unrestricted subsidiaries, foreign subsidiaries, and other customary exceptions as more fully described in the Credit Agreement). Obligations outstanding under the Credit Agreement are secured by perfected first priority pledges of and security interests in (i) the equity interests of the Company held by its direct parent and (ii) substantially all of the assets of the Company and each subsidiary guarantor (subject to customary exceptions as more fully described in the Credit Agreement), including equity interests of each subsidiary guarantor under the Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

Accounts Receivable Securitization Facility

Cincinnati Bell Inc. and certain of its subsidiaries have an accounts receivable securitization facility ("Receivables Facility"). In the first quarter of 2023, the Company executed certain amendments (the "Amendments") to the Receivables Facility to, among other things: (i) increase the total maximum borrowing capacity to $280.0 million, (ii) separate the Receivables Facility into two separate facilities, with (A) the existing Receivables Facility (the “Network Receivables Facility”), as amended by the Amendments, covering receivables originated by certain U.S. subsidiaries of the Company including Cincinnati Bell Telephone Company LLC, Hawaiian Telcom Communications, Inc. and certain of their respective subsidiaries having a maximum borrowing capacity of $55.0 million and (B) a new facility (the “CBTS Receivables Facility”) covering receivables originated by certain U.S. and Canadian subsidiaries in the Company's IT Services and Hardware segment including CBTS Technology Solutions LLC and OnX Enterprise Solutions Ltd. having a maximum borrowing capacity of $225.0 million, (iii) move the receivables monetization arrangements from the Network Receivables Facility to the CBTS Receivables Facility, and (iv) make applicable technical and conforming changes thereto. In addition, the Amendments extend the renewal dates of each facility to January 2025 and the termination dates of each facility to January 2026. The CBTS Receivables Facility was terminated in conjunction with the sale of the Disposal Group in December 2024.

As of December 31, 2024, the Company had no borrowings and $25.0 million of letters of credit outstanding under the Network Receivables Facility, leaving $30.0 million remaining availability on the total borrowing capacity of $55.0 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility is $55.0 million, in the aggregate. The available borrowing capacity on the facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

In the fourth quarter of 2024, the Company executed an amendment to the Network Receivables Facility to extend the renewal date to April 9, 2025. The other material terms and conditions of the Network Receivables Facility were unchanged by the amendment.

Interest on the Network Receivables Facility is based on the SOFR rate plus 1.4% for borrowings. The average interest rate on the Network Receivables Facility in 2024 was 6.2%. The Company pays letter of credit fees on letters of credit drawn under the securitization facility and also pays commitment fees on the unused portions of the total facility.

Under the Network Receivables Facility, certain U.S. subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), wholly-owned consolidated subsidiaries of the Company. Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the parent company.

The transferors sell their respective trade receivables on a continuous basis to CBF. In turn, CBF grants, without recourse, a senior undivided interest in the pooled receivables to various purchasers, including commercial paper conduits, in exchange for cash while maintaining a subordinated undivided interest in the form of over-collateralization in the pooled receivables. The transferors have agreed to continue servicing the receivables for CBF at market rates; accordingly, no servicing asset or liability has been recorded.

For the purposes of consolidated financial reporting, the Network Receivables Facility and the CBTS Receivables Facility, prior to the termination date, are accounted for as secured financing. Because CBF has the ability to prepay the Network Receivables Facility and CBFC and CBTSF have the ability to prepay the CBTS Receivables Facility at any time by making a cash payment, the transfers do not qualify for "sale" treatment on a consolidated basis under ASC 860, "Transfers and Servicing."

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

Other Bank Debt

The Company operates multiple bank accounts that are funded and swept daily. On December 31, 2024, the Company experienced a temporary overdraft of $18.9 million in one of its bank accounts as a result of a miscommunication on payroll dates and the associated funding requirements related to the holiday. Sufficient cash reserves were available at another financial institution to fully cover the amount. The issue was promptly identified and the account was subsequently funded on January 2, 2025, resulting in full payment of the outstanding debt.

Paniolo Fiber Assets Financing Arrangement

In connection with the acquisition of the assets of Paniolo in the third quarter of 2021, the Company’s wholly-owned subsidiary, Hawaiian Telcom Inc. (“HTI”), entered into a purchase money financing agreement to finance a portion of the Paniolo Acquisition. The Paniolo fiber assets financing arrangement provides for a five-year $23.0 million loan secured by the Paniolo assets acquired in the transaction.

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

In February 2025, the Company extinguished the debt associated with the financing arrangement at a discounted rate of 99.25%. The Company paid the outstanding debt balance as well as the accrued and unpaid interest as of the extinguishment date. As a result of the debt extinguishment, a nominal gain was recorded.

Digital Access Ohio Advance

The Company holds an interest in DAO (Note 1), which entered into a secured promissory note ("Digital Access Ohio Advance") to finance a portion of DAO's operations. The Digital Access Ohio Advance matures in July 2033, and the total borrowings shall not exceed $20.0 million in the aggregate. Borrowings under the Digital Access Ohio Advance bear interest at a rate per annum equal to the long term applicable federal rate plus 1.0%. The interest will continue to accrue and is due either upon maturity in July 2033 or upon repayment if that occurs prior to the maturity date. The Company guarantees DAO's borrowings under the Digital Access Ohio Advance. As of December 31, 2024, borrowings under the Digital Access Ohio Advance totaled $10.3 million.

Finance Lease Liabilities

Finance lease liabilities represent our obligation for certain leased assets, including vehicles and various equipment. These leases generally contain renewal or buyout options.

Form 10-K Part II	Cincinnati Bell Inc.

Debt Maturity Schedule

The following table summarizes our annual principal maturities of debt and other financing arrangements, excluding lease obligations, for the five years subsequent to December 31, 2024, and thereafter:

(dollars in millions)	Debt
Year ended December 31,
2025	$35.7
2026	37.2
2027	16.3
2028	1,651.6
2029	—
Thereafter	10.3
1,751.1
Net unamortized discount	(5.8)
Unamortized note issuance costs	(33.0)
Total debt	$1,712.3

Deferred Financing Costs

Deferred financing costs are costs incurred in connection with obtaining long-term financing and renewing revolving credit agreements. Deferred financing costs are amortized on the effective interest method. In 2024, the Company incurred deferred financing costs of $2.4 million related to the Incremental Term B-2 Loans, $0.6 million related to the extension of the maturity date of the Revolving Credit Facility, $0.7 million related to the Term B-3 Loans amendment for a reduction in the interest rate margin, $0.9 million related to the issuance of the Term B-4 Loans, and $0.7 million and $0.3 million related to the reduction in the interest rate margin for Term B-1 Loans and Term B-3 Loans. In 2023, the Company incurred deferred financing costs of $0.4 million and $1.7 million related to amendments to the Network Receivables Facility and CBTS Receivables Facility, respectively, and $1.9 million related to the issuance of the Term B-3 loans. The Company incurred deferred financing costs of $0.1 million related to amending the Receivables Facility in 2022.

The Company records costs incurred in connection with obtaining revolving credit agreements as an asset. As of December 31, 2024 and 2023, deferred financing costs recorded to "Other non-current assets" totaled $3.3 million and $4.9 million, respectively. Amortization of deferred financing costs, included in "Interest expense" in the Consolidated Statements of Operations, totaled $9.1 million in 2024, $8.4 million in 2023, and $7.1 million in 2022.

Form 10-K Part II	Cincinnati Bell Inc.

Debt Covenants

Credit Agreement

The Credit Agreement has a financial covenant that requires the Company to maintain a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of 5.75 to 1.00 when the utilization under the Revolving Credit Facility exceeds 35%. In addition, the Credit Agreement contains customary affirmative and negative covenants, including but not limited to, restrictions on the Company's ability to incur additional indebtedness, create liens, pay dividends, make certain investments, and prepay other indebtedness, sell, transfer, lease, or dispose of assets and enter into, or undertake, certain liquidations, mergers, consolidations or acquisitions.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders, ERISA defaults, invalidity of loan documents or guarantees, and certain change of control events. If the Company was to violate any of its covenants and was unable to obtain a waiver, it would be considered a default. If the Company was in default under the Credit Agreement, no additional borrowings under the Revolving Credit Facility would be available until the default was waived or cured.

The Term B-1 Loans, Term B-3 Loans and Term B-4 Loans are subject to the same affirmative and negative covenants and events of default as the Revolving Credit Facility, except that a breach of the financial covenants will not result in an event of default under the Term B-4 Loans unless and until the agent or a majority in interest of the lenders under the Revolving Credit Facility have terminated their commitments under the Revolving Credit Facility and accelerated the loans then outstanding under the Revolving Credit Facility in response to such breach in accordance with the terms and conditions of the Credit Agreement.

Form 10-K Part II	Cincinnati Bell Inc.

9.
Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. The Company leases its real estate for terms between 1 and 70 years, its equipment for terms between 3 and 10 years, its cell towers for terms between 5 and 21 years, its designated space on third party cell towers for terms between 4 and 55 years and its vehicles for terms of 5 years. Our leases have various expiration dates through 2094, some of which include options to extend the leases for up to 15 years.

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

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
(dollars in millions)	Balance Sheet Location	2024	2023
Operating lease assets, net of amortization	Operating lease right-of-use assets	$77.4	$63.9
Finance lease assets, net of amortization	Property, plant and equipment, net	19.8	9.2
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	6.4	9.5
Noncurrent operating lease liabilities	Operating lease liabilities	77.5	60.2
Total operating lease liabilities		83.9	69.7
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	9.9	6.4
Noncurrent finance lease liabilities	Long-term debt, less current portion	37.7	36.4
Total finance lease liabilities		$47.6	$42.8

The components of lease expense were as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Operating lease cost	$12.7	$10.1	$8.2
Short-term lease cost	0.7	0.5	0.3
Variable lease cost	—	0.2	0.6
Finance lease cost:
Depreciation on leased assets	2.2	0.7	0.4
Interest on lease liabilities	3.4	3.1	3.0
Total lease cost	$19.0	$14.6	$12.5

Form 10-K Part II	Cincinnati Bell Inc.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3.9	$3.9	$3.4
Operating cash flows from operating leases	$10.7	$13.4	$11.1
Financing cash flows from finance leases	$14.2	$12.4	$8.3
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$23.1	$15.7	$12.2
New finance leases	$14.0	$14.4	$12.3

*Supplemental cash flows information includes cash flows from discontinued operations through the disposal date of December 2, 2024.

Additional quantitative information related to leases was as follows:

	December 31,
Weighted Average Remaining Lease Term	2024	2023
Operating leases	16.72 years	15.80 years
Finance leases	5.18 years	5.68 years
Weighted Average Discount Rate
Operating leases	7.90%	7.65%
Finance leases	7.40%	7.60%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 are as follows:

(dollars in millions)	Operating Leases	Finance Leases
Year ended December 31,
2025	$11.9	$13.5
2026	11.4	11.7
2027	10.6	11.8
2028	10.4	10.5
2029	9.5	8.8
Thereafter	112.8	0.2
Total future minimum lease payments	166.6	56.5
Less imputed interest	(81.6)	(8.6)
Total	$85.0	$47.9

As of December 31, 2024, we have additional future payments on operating leases that have not yet commenced for $1.1 million. These leases will commence in 2025 and have lease terms of 3-55 years. As of December 31, 2024, we have additional future payments for a finance lease that has not yet commenced for $0.3 million. This lease will commence in 2025 and has a lease term of 5 years.

Lessor Disclosures

The Company has operating leases related to its dark fiber arrangements for terms between 1 and 30 years. Our leases have various expiration dates through 2048, some of which include options to extend the lease. The Company recorded lease income, inclusive of sublease income, related to operating lease payments of $4.3 million in 2024, $3.4 million in 2023, and $3.0 million in 2022.

The Company recorded $0.8 million as lessor revenue in 2024 for the sublease of its corporate headquarter office space in Cincinnati, Ohio and a warehouse space in Hawaii.

The Company owns the underlying assets associated with its operating leases, excluding the office and warehouse space that the Company subleases, and records them in "Property, plant and equipment, net" on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

Future minimum lease payments to be received under non-cancellable leases as of December 31, 2024 are as follows:

(dollars in millions)	Operating Leases
Year ended December 31,
2025	$4.6
2026	4.3
2027	4.3
2028	4.1
2029	3.7
Thereafter	11.6
Total future minimum lease payments	32.6
Less imputed interest	(8.7)
Total	$23.9

Form 10-K Part II	Cincinnati Bell Inc.

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

The agreement approved by the Hawaii Public Utilities Commission in October 2018 provided for the transfer of Hawaiian Telcom’s ownership responsibility of the poles to Hawaiian Electric Company (“HEC”) and Hawaiian Telcom to pay a fixed annual fee to HEC for continued use of the poles. The agreement, referred to as the Pole License Agreement, has a duration of 10 years at a fixed rate with two renewal options each for five year terms. Due to the continuing involvement by the Company, this transaction does not meet the requirements to be accounted for as a sale-leaseback, and therefore it has been treated as a financing obligation. In connection with the Merger, the carrying value of the financing obligation was remeasured and includes a fair value step-up of $12.2 million recorded as of the Merger Date. As of December 31, 2024, the Company has a liability recorded of $40.8 million related to the payments for the use of the poles, of which $3.0 million is recognized within "Other current liabilities" in the Consolidated Balance Sheets. As of December 31, 2023, the Company had a liability recorded of $43.6 million related to the payments for the use of the poles, of which $2.8 million is recognized within “Other current liabilities” in the Consolidated Balance Sheets.

The future minimum payments under the base agreement, as well as the renewal options for the arrangement which the Company expects to exercise, are as follows:

(dollars in millions)
Year ended December 31,
2025	$5.1
2026	5.1
2027	5.0
2028	4.0
2029	4.0
Thereafter	32.0
Total future minimum financing obligation payments	55.2
Less imputed interest	(14.4)
Total	$40.8

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

The Company has excess capacity on its share of the SEA-US cable that it makes available to other carriers for a fee. The Company has contracted and expects to enter into additional IRU agreements with other carriers for use of this excess fiber circuit capacity. The Company may receive up-front payments for services to be delivered over a period of up to 25 years. The Company has a remaining obligation related to the sale of capacity and other services of $17.1 million and $18.8 million at December 31, 2024 and 2023, respectively, recorded in "Other noncurrent liabilities" and $1.7 million and $1.6 million at December 31, 2024 and 2023, respectively, recorded in "Other current liabilities" in the Consolidated Balance Sheets, which was previously received in up-front payments. The Company is recognizing revenue for the cable on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract terms range up to 25 years.

Form 10-K Part II	Cincinnati Bell Inc.

Dedicated Fiber Agreement

In 2021, the Company entered into an IRU agreement to provide dedicated fiber routes for a period of 20 years. During 2024, 2023 and 2022, the Company incurred costs of $4.7 million, $16.3 million and $2.2 million, respectively, related to the dedicated fiber route build, with all such costs capitalized. As of December 31, 2024, the Company has a liability of $65.7 million for services to be delivered related to up-front payments previously received, of which $2.2 million is recorded in “Other current liabilities” and $63.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. As of December 31, 2023, the Company has a liability of $58.6 million for services to be delivered related to up-front payments previously received, of which $2.1 million is recorded in “Other current liabilities” and $56.5 million is recorded in “Other noncurrent liabilities” in the Consolidated Balance Sheets. The Company will receive additional up-front payments for the remaining contract revenue upon completing certain milestones related to the build of the dedicated fiber routes. Revenue for the IRU agreement will be recognized on a straight-line basis over the contract term. The Company recognizes a financing component in accordance with ASC 606 associated with the up-front payments as the contract term is 20 years.

Involuntary Events and Contingencies

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses resulting from the matter. In 2024, the Company received insurance reimbursements of $7.0 million that exceeded the net book value related to the physical loss and damage claims, and recorded the amount to "Other income, net" on the Consolidated Statements of Operations.

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

As a result, the Company concluded that, with the agreement to the term sheet related to the August 2023 wildfires on Maui, the global settlement was probable, and the related loss was reasonably estimable. Accordingly, the Company recognized an incremental liability of $93.5 million recorded to “Other Noncurrent liabilities” in the Condensed Consolidated Balance Sheets offset by an insurance receivable included in “Other noncurrent assets” as of December 31, 2024.

As of December 31, 2024, the general liability of $97.5 million related to this matter remains recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2023, the Company had a general liability recorded related to this matter of $4.0 million, of which $2.0 million was recorded in "Other current liabilities" and $2.0 million was recorded in "Other noncurrent liabilities" in the Consolidated Balance Sheets. As of December 31, 2024 an offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance has been recorded in "Other noncurrent assets," in the Consolidated Balance Sheets. As of December 31, 2023, the Company had recorded $2.0 million to "Other noncurrent assets" on the Consolidated Balance Sheets.

Form 10-K Part II	Cincinnati Bell Inc.

The Company incurred legal fees related to this matter of $11.6 million in 2024. The Company has recorded a $8.4 million insurance receivable to "Receivables, Net" on the Consolidated Balance Sheets as a result of agreement by the Company's insurance provider to reimburse a portion of professional fees incurred. Accordingly, in 2024, net expense of $3.2 million was recorded to "Selling, General and Administrative" in the Consolidated Statements of Operations.

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

The following table presents the activity for the Company’s asset retirement obligations:

	Year Ended	Year Ended
(dollars in millions)	December 31, 2024	December 31, 2023
Balance, beginning of period	$7.3	$7.2
Liabilities incurred	—	—
Liabilities settled	(0.3)	(0.2)
Accretion expense	0.3	0.3
Balance, end of period	$7.3	$7.3

Indemnifications

During the normal course of business, the Company makes certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These include (a) intellectual property indemnities to customers in connection with the use, sale, and/or license of products and services, (b) indemnities to customers in connection with losses incurred while performing services on their premises, (c) indemnities to vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company, (d) indemnities involving the representations and warranties in certain contracts, and (e) outstanding letters of credit which totaled $25.0 million as of December 31, 2024. In addition, the Company has made contractual commitments to several employees providing for payments upon the occurrence of certain prescribed events. The majority of these indemnities, commitments, and guarantees do not provide for any limitation on the maximum potential for future payments that the Company could be obligated to make.

As permitted under Ohio law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2024 or 2023.

Purchase Commitments

The Company primarily has purchase commitments and blanket purchase requisitions related to certain goods and services and generally has the right to cancel open purchase orders prior to delivery and to terminate the contracts without cause. These agreements typically range from one to three years. In 2024, as part of its fiber network expansion efforts the Company entered into a noncancellable purchase commitment with a strategic vendor for approximately $84 million to purchase capital materials for network construction over a three-year period.

Litigation

Cincinnati Bell and its subsidiaries are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations in the normal course of business. We believe the liabilities accrued for legal contingencies in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2024, cannot be reasonably determined.

Form 10-K Part II	Cincinnati Bell Inc.

11.
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

The Company does not apply hedge accounting to the interest rate swaps and interest rate caps and records all mark-to-market adjustments directly to "Other income, net" in the Consolidated Statements of Operations. The fair values of the interest rate swaps and interest rate caps are categorized as Level 2 in the fair value hierarchy as they are based on well-recognized financial principles and available market data.

Form 10-K Part II	Cincinnati Bell Inc.

As of December 31, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2024	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$6.5	$—	$6.5	$—
Interest Rate Swap	Other noncurrent assets	$2.8	$—	$2.8	$—
Interest Rate Cap	Other current assets	$1.1	$—	$1.1	$—
Interest Rate Cap	Other noncurrent assets	$0.2	$—	$0.2	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.1	$—	$0.1	$—

As of December 31, 2023, the fair values of the interest rate swaps and interest rate caps are recorded in the Consolidated Balance Sheets as follows:

			Quoted Prices in	Significant	Significant
		December 31,	Active Markets	Observable Inputs	Unobservable Inputs
(dollars in millions)	Balance Sheet Location	2023	Level 1	Level 2	Level 3
Assets:
Interest Rate Swap	Other current assets	$10.7	$—	$10.7	$—
Interest Rate Swap	Other noncurrent assets	$1.8	$—	$1.8	$—
Interest Rate Cap	Other current assets	$3.2	$—	$3.2	$—
Liabilities:
Interest Rate Swap	Other noncurrent liabilities	$3.8	$—	$3.8	$—
Interest Rate Cap	Other noncurrent liabilities	$2.6	$—	$2.6	$—

The following table summarizes the location of gains in the Consolidated Statements of Operations that were recognized during the years ended December 31, 2024 and 2023, in addition to the derivative contract type:

		Year ended December 31,
(dollars in millions)	Statement of Operations Location	2024	2023
Interest Rate Swap	Other income, net	$(17.0)	$(9.3)
Interest Rate Cap	Other income, net	$(6.1)	$(3.8)

Form 10-K Part II	Cincinnati Bell Inc.

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of December 31, 2024 and December 31, 2023, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	December 31, 2024		December 31, 2023
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,751.2	$1,755.5	$1,842.3	$1,815.1
Other financing arrangements	40.8	39.2	43.6	37.7

* Excludes finance leases, other financing arrangements and note issuance costs

In connection with the Merger, the carrying values of the Company's long-term debt and other financing arrangements include fair value adjustments as of the Merger Date. The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at December 31, 2024 and December 31, 2023, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of December 31, 2024, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

Form 10-K Part II	Cincinnati Bell Inc.

12.
Pension and Postretirement Plans

Savings Plans

The Company sponsors several defined contribution plans covering substantially all employees. The Company's contributions to the plans are based on matching a portion of the employee contributions. Both employer and employee contributions are invested in various investment funds at the direction of the employee. Employer contributions to the defined contribution plans were $8.3 million in 2024, $8.0 million in 2023, and $7.6 million in 2022.

Pension and Postretirement Plans

Unrecognized actuarial net gains and losses for the Cincinnati Plans (defined below) and the Hawaii Plans (defined below) are primarily generated by differences between assumed and actual rates of return on invested assets, changes in discount rates and healthcare costs. Additionally, in Hawaii, a favorable amendment to the postretirement health and life insurance plan generated unrecognized gains in the twelve months ended December 31, 2022. Because gains and losses reflect refinements in estimates, as well as real changes in economic values, and because some gains in one period may be offset by losses in another or vice versa, we are not required to recognize these gains and losses in the periods that they occur. Instead, if the gains and losses exceed a 10% corridor defined in the accounting literature, the excess is amortized over a defined term. Unrecognized actuarial gains or losses that exceed 10% of the projected benefit obligation are amortized on a straight-line basis over the average life expectancy of the participant group for the Cincinnati pension plans and Hawaii pension plans, the average future working lifetime of active employees for the Cincinnati postretirement plans and the average remaining service period of active employees for the Hawaii postretirement plans. Additionally, the market-related value of assets is equal to the fair market value.

In 2024, the Company purchased a group annuity contract to transfer a portion of its pension liability and related responsibility for benefit payments of certain participants and beneficiaries within our existing defined benefit plans. Additionally, lump sum payments of $16.4 million resulting in a reduction of the benefit obligation of $16.4 million were made in the year ended December 31, 2024. The Company recorded a pension settlement gain of $3.5 million in 2024 as a result of the annuity purchases and the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost for each of the pension plans.

Form 10-K Part II	Cincinnati Bell Inc.

Cincinnati Plans

The Company sponsors three noncontributory defined benefit pension plans: one for eligible management employees, one for non-management employees, and one supplemental, nonqualified, unfunded plan for certain former senior executives (collectively the "Cincinnati Plans"). The management pension plan ("CBMPP") is a cash balance plan in which the pension benefit is determined by a combination of compensation-based credits and annual guaranteed interest credits. The non-management pension plan ("CBPP") is also a cash balance plan in which the combination of service and job-classification-based credits and annual interest credits determine the pension benefit. Benefits for the supplemental plan are based on eligible pay, adjusted for age and service upon retirement. We fund both the management and non-management plans in an irrevocable trust through contributions, which are determined using the traditional unit credit cost method. We also use the traditional unit credit cost method for determining pension cost for financial reporting purposes.

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

Components of Net Periodic Cost

The following information relates to noncontributory defined benefit pension plans, postretirement healthcare plans, and life insurance benefit plans for the years ended December 31, 2024, 2023 and 2022 for the Cincinnati Plans and the Hawaii Plans. In accordance with ASU 2017-07, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the years ended December 31, 2024, 2023 and 2022.

Pension and postretirement costs (benefits) for these plans were comprised of:

	Pension Benefits			Postretirement and Other Benefits
(dollars in millions)	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$—	$0.4	$0.5	$0.8
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	18.8	22.0	16.3	5.0	5.2	4.2
Expected return on plan assets	(21.0)	(20.8)	(27.5)	—	—	—
Amortization of:
Prior service benefit	—	—	—	(0.8)	(0.7)	(0.2)
Actuarial gain	(0.2)	(0.3)	—	(3.8)	(4.7)	(0.6)
Pension settlement gain	(3.5)	—	—	—	—	—
Pension/postretirement (benefit) cost	$(5.9)	$0.9	$(11.2)	$0.8	$0.3	$4.2

Form 10-K Part II	Cincinnati Bell Inc.

Amortization of prior service benefit and actuarial (gain) loss in the years ended December 31, 2024, 2023 and 2022 represent reclassifications from accumulated other comprehensive income.

The following are the weighted-average assumptions used in measuring the net periodic cost of the pension and postretirement benefits:

Cincinnati Plans	Pension Benefits			Postretirement and Other Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.40%	2.70%	5.00%	5.40%	2.80%
Expected long-term rate of return	6.30%	6.00%	5.80%	—	—	—
Cash balance interest credit rate	4.00%	4.00%	4.00%	—	—	—

Hawaii Plans	Pension Benefits			Postretirement and Other Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.00%	5.40%	3.90%	5.10%	5.50%	3.70%
Expected long-term rate of return	6.00%	5.50%	5.00%	—	—	—
Cash balance interest credit rate	—	5.10%	1.90%	—	—	—

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

The Company utilized the Pri-2012/MP-2021 mortality tables published by the Society of Actuaries to measure the benefit obligations as of December 31, 2024 and 2023.

Form 10-K Part II	Cincinnati Bell Inc.

Benefit Obligation and Funded Status

Changes in the plans' benefit obligations and funded status are as follows:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$433.7	$439.5	$102.1	$102.4
Service cost	—	—	0.4	0.5
Interest cost	18.8	22.0	5.0	5.2
Plan Amendment	—	0.1	—	—
Actuarial (gain) loss (a) (b)	(13.0)	8.8	(6.2)	1.1
Benefits paid	(28.3)	(36.7)	(8.8)	(9.1)
Settlements (c)	(112.9)	—	—	—
Other	—	—	1.9	2.0
Benefit obligation at end of period	$298.3	$433.7	$94.4	$102.1
Change in plan assets:
Fair value of plan assets at beginning of period	$397.8	$390.6	$3.1	$3.2
Actual return (loss) on plan assets	12.4	41.7	—	—
Employer contributions	2.7	2.2	6.4	6.9
Benefits paid	(28.3)	(36.7)	(6.6)	(7.0)
Settlements (c)	(112.9)	—	—	—
Fair value of plan assets at end of period	271.7	397.8	2.9	3.1
Unfunded status	$(26.6)	$(35.9)	$(91.5)	$(99.0)

(a)
The actuarial (gain) recorded for the year ended December 31, 2024 for the pension plans was primarily driven by an increase in the discount rate. The actuarial loss recorded during the year ended December 31, 2023 for the pension plans was primarily driven by a decrease in the discount rate.
(b)
The actuarial (gain) recorded for the year ended December 31, 2024 for the postretirement plans was primarily driven by an increase in the discount rate. The actuarial loss recorded for the year ended December 31, 2023 for the postretirement plans was primarily driven by a decrease in the discount rate.
(c)
Group annuity contracts and participant elections to take lump sum payments that exceeded the settlement accounting threshold and have been categorized as settlements.

Form 10-K Part II	Cincinnati Bell Inc.

The following are the weighted-average assumptions used in accounting for and measuring the projected benefit obligations:

Cincinnati Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Discount rate	5.60%	5.00%	5.60%	5.00%
Cash balance interest credit rate	4.00%	4.00%	—	—

Hawaii Plans	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
	2024	2023	2024	2023
Discount rate	5.40%	5.00%	5.70%	5.10%
Cash balance interest credit rate	—	—	—	—

The assumed healthcare cost trend rate used to measure the postretirement health benefit obligation is shown below:

Cincinnati Plans	December 31,
	2024	2023
Healthcare cost trend	7.50%	7.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.80%	4.80%
Year the rates reach the ultimate trend rate	2036	2033

The unfunded balance of the projected benefit obligation is recognized in the Consolidated Balance Sheets as follows:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Other noncurrent assets	$2.1	$2.1	$—	$—
Accrued payroll and benefits	1.4	1.5	7.7	7.9
Pension and postretirement benefit obligations	27.3	36.5	83.8	91.1
Total	$26.6	$35.9	$91.5	$99.0

Amounts recognized in "Accumulated other comprehensive income" in the Consolidated Balance Sheets which have not yet been recognized in net pension costs consisted of the following:

	Pension Benefits		Postretirement and Other Benefits
	December 31,		December 31,
(dollars in millions)	2024	2023	2024	2023
Prior service cost, net of tax of ($0.6), ($0.4)	$—	$—	$(1.8)	$(1.2)
Actuarial gain, net of tax of ($0.6), ($0.8), $9.5, $8.9	6.3	5.8	30.5	28.6
Total	$6.3	$5.8	$28.7	$27.4

Amounts recognized in "Accumulated other comprehensive income" on the Consolidated Statements of Equity (Deficit) and the Consolidated Statements of Comprehensive Income (Loss) are shown below:

	Pension Benefits		Postretirement and Other Benefits
(dollars in millions)	2024	2023	2024	2023
Prior service cost recognized:
Reclassification adjustments	$—	$—	$(0.8)	$(0.8)
Actuarial gain (loss) recognized:
Reclassification adjustments	(3.7)	(0.3)	(3.8)	(4.7)
Actuarial gain (loss) arising during the period	4.4	12.0	6.3	(0.8)

Form 10-K Part II	Cincinnati Bell Inc.

Plan Assets, Investment Policies and Strategies

Cincinnati and Hawaii Plans

The primary investment objective for the trusts holding the assets of the pension and postretirement plans is preservation of capital with a reasonable amount of long-term growth and income without undue exposure to risk. The investment follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan’s funded status increases. The current target allocations are 20% equity securities and 80% investment grade fixed income securities for the CBMPP assets, 30% equity securities and 70% investment grade fixed income securities for the CBPP assets, and 10% equity securities and 90% investment grade fixed income securities for the Hawaii union pension plan assets as a result of each plan's funded status. Equity securities are primarily held in the form of passively managed funds that seek to track the performance of a benchmark index. Equity securities include investments in growth and value common stocks of companies located in the United States, which represents approximately 50% of the equity securities held by the pension plans at December 31, 2024, as well as stock of international companies located in both developed and emerging markets around the world. Fixed income securities primarily include holdings of funds, which generally invest in a variety of intermediate and long-term investment grade corporate bonds from diversified industries and U.S. Treasuries. The postretirement plan assets held by the Cincinnati plan are currently invested in a group insurance contract.

The fair values of the pension plan assets at December 31, 2024 and 2023 by asset category are as follows:

(dollars in millions)	December 31, 2024	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$29.7	$29.7	$—	$—
International equity index funds	28.9	28.9	—	—
Fixed income bond funds	212.0	212.0	—	—
Fixed income short-term money market funds	1.1	1.1	—	—
Group insurance contract	2.9	—	—	—
Total	$274.6	$271.7	$—	$—

(dollars in millions)	December 31, 2023	Quoted prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Mutual funds
U.S. equity index funds	$72.9	$72.9	$—	$—
International equity index funds	72.6	72.6	—	—
Fixed income bond funds	252.0	252.0	—	—
Fixed income short-term money market funds	0.3	0.3	—	—
Group insurance contract	3.1	—	—	—
Total	$400.9	$397.8	$—	$—

The fair values of Level 1 investments are based on quoted prices in active markets.

The group insurance contract is valued at contract value plus accrued interest and has not been included in the fair value hierarchy but is included in the totals above.

Contributions to our qualified pension plans were $0.8 million in 2024, $0.2 million in 2023 and there were no contributions to our qualified pension plans in 2022. Contributions to our non-qualified pension plans were $1.9 million in 2024, $2.0 million in 2023, and $2.2 million in 2022.

Based on current assumptions, contributions are expected to be approximately $2 million to both the qualified plans and the non-qualified plans in 2025. Management expects to make cash payments of approximately $7 million related to its postretirement health plans in 2025.

Form 10-K Part II	Cincinnati Bell Inc.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years:

(dollars in millions)	Pension Benefits	Postretirement and Other Benefits	Medicare Subsidy Receipts
2025	$37.9	$7.8	$(0.1)
2026	33.0	7.7	(0.1)
2027	31.1	7.7	(0.1)
2028	29.3	7.5	(0.1)
2029	26.1	7.4	—
Years 2030 - 2034	114.9	34.9	(0.1)

13.
Equity

Accumulated Other Comprehensive Income (Loss)

Shareowners’ equity includes accumulated other comprehensive income (loss) that is comprised of pension and postretirement unrecognized prior service benefit (cost) and unrecognized actuarial gain (loss), and foreign currency translation gain (loss).

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)		Total
Balance as of December 31, 2022	$27.1		$(7.6)		$19.5
Remeasurement of benefit obligations	10.5		—		10.5
Reclassifications, net	(4.4)	(a)	—		(4.4)
Foreign currency gain	—		2.6		2.6
Balance as of December 31, 2023	$33.2		$(5.0)		$28.2
Remeasurement of benefit obligations	8.1		—		8.1
Reclassifications, net	(6.3)	(a)	—		(6.3)
Foreign currency loss	—		(6.5)		(6.5)
Accumulated foreign currency translation loss divested of in discontinued operations	—		11.5	(b)	11.5
Balance as of December 31, 2024	$35.0		$—		$35.0

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
(b)
The accumulated foreign currency translation loss represents the cumulative translation adjustment included in accumulated other comprehensive income that was adjusted as a result of the sale of the Disposal Group. See Note 3 for further disclosures.

Form 10-K Part II	Cincinnati Bell Inc.

14.
Income Taxes

Income tax expense (benefit) for continuing operations consisted of the following:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Current:
Federal	$—	$—	$—
State and local	0.1	—	—
Foreign	—	—	—
Total current	0.1	—	—
Deferred:
Federal	(47.0)	(48.3)	(31.0)
State and local	(11.8)	(7.0)	(6.6)
Foreign	—	—	—
Total deferred	(58.8)	(55.3)	(37.6)
Valuation allowance	44.8	38.9	29.6
Total	$(13.9)	$(16.4)	$(8.0)

The following is a reconciliation of the statutory federal income tax rate with the effective tax rate for each period:

	Year ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax	2.9	3.2	3.1
Non-Deductible meals and entertainment	(0.2)	(0.2)	(0.2)
State net operating loss adjustments	1.1	(0.7)	0.4
Change in valuation allowance, net of federal income tax	(18.9)	(17.4)	(19.0)
Change in uncertain tax positions	—	0.2	—
Research and development credits	0.5	1.1	—
Other differences, net	(0.6)	—	(0.2)
Effective tax rate	5.8%	7.2%	5.1%

The income tax (benefit) provision was charged to continuing operations or accumulated other comprehensive income as follows:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Income tax (benefit) provision related to:
Continuing operations	$(13.9)	$(16.4)	$(8.0)
Accumulated other comprehensive (loss) income	0.6	(0.7)	7.6

Form 10-K Part II	Cincinnati Bell Inc.

The components of our deferred tax assets and liabilities were as follows:

	December 31,
(dollars in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$177.6	$206.4
Finance and operating lease obligations	17.1	18.9
Pension and postretirement benefits	28.3	32.8
Employee benefits	3.3	3.8
Interest limitation	76.1	41.5
State tax credit	1.6	1.6
Deferred revenue	26.0	9.1
Other	13.5	13.2
Total deferred tax assets	343.5	327.3
Valuation allowance	(82.9)	(28.0)
Total deferred tax assets, net of valuation allowance	$260.6	$299.3
Deferred tax liabilities:
Property, plant and equipment and intangibles	$(270.9)	$(293.0)
Other	(10.0)	(8.2)
Total deferred tax liabilities	(280.9)	(301.2)
Net deferred tax liabilities	$(20.3)	$(1.9)

As of December 31, 2024, the Company had $776.7 million of federal net operating loss carryforwards with a deferred tax asset value of $163.1 million and $14.5 million in deferred tax assets related to state and local net operating loss carryforwards. The next remaining material tranche of Federal net operating loss carryforwards will expire in 2031, if unused before then. U.S. tax laws limit the annual utilization of net operating loss carryforwards of acquired entities.

The Company assessed all available positive and negative evidence to determine whether it expects that sufficient future taxable income will be generated to allow it to realize its existing deferred tax assets. Based on this analysis, there are not sufficient sources of future taxable income (e.g. reversing deferred tax liabilities) for management to conclude that it is more likely than not that the Company will utilize all available federal net operating losses and federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions, so an additional partial valuation allowance was recorded in 2024. In addition, realization of certain state and local net operating losses, as well as other deferred tax assets, is not certain, so valuation allowances have been recorded against certain of those deferred assets as well.

As of December 31, 2024 and 2023, the Company had valuation allowances of $82.9 million and $28.0 million, respectively, recorded against other deferred tax assets consisting primarily of federal, state and local net operating loss carryforwards, as well as federal and state carryforwards for interest expense deductions that are limited under Section 163(j) of the Internal Revenue Code and similar state provisions. Management has concluded that it is more likely than not that it will realize all other deferred tax assets.

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $67.2 million at December 31, 2024 and $18.9 million at December 31, 2023. Accrued interest and penalties on income tax uncertainties were immaterial as of December 31, 2024 and 2023.

Form 10-K Part II	Cincinnati Bell Inc.

A reconciliation of the unrecognized tax benefits is as follows:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Balance, beginning of year	$19.4	$19.3	$19.3
Change in tax positions for the current year	48.4	0.1	—
Balance, end of year	$67.8	$19.4	$19.3

The change in positions for the current year represents a tax benefit reserve recorded related to the Company's tax basis in the Disposal Group, in connection with the CBTS and OnX businesses disposal transaction. The tax impact of the reserve is recorded in Income from discontinued operations (net of tax).

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or local examinations for years before 2020.

Form 10-K Part II	Cincinnati Bell Inc.

15.
Restructuring and Severance

Liabilities have been established for employee separations and contract terminations. A summary of activity in the restructuring and severance liability is shown below:

(dollars in millions)	Employee Separation	Contract Terminations	Total
Balance as of December 31, 2021	$0.1	$—	$0.1
Charges	—	—	—
Utilizations	(0.1)	—	(0.1)
Balance as of December 31, 2022	$—	$—	$—
Charges	10.8	—	10.8
Utilizations	(0.6)	—	(0.6)
Balance as of December 31, 2023	$10.2	$—	$10.2
Charges	59.9	0.6	60.5
Utilizations	(29.9)	(0.4)	(30.3)
Balance as of December 31, 2024	$40.2	$0.2	$40.4

In the fourth quarter of 2024, management undertook a review of the business operations of the Company including departments supporting the operations and contrasted those with the Company's strategic priorities and requirements for 2025 and beyond. Based on that review, the Company's management approved a plan to centralize its management of certain functions and systems, deprioritize certain product offerings and cease sales and support for certain product lines.

The Company executed a restructuring plan consisting of an organizational restructuring to centralize the Company’s management, align resources with strategic product lines and reduce costs associated with certain functions (the “Organizational Restructuring”). Certain employees were offered enhanced severance benefits under the 2024 voluntary severance program ("2024 VSP"). The Organizational Restructuring has resulted in the elimination of certain positions and termination of employment for certain employees in the Network segment and the Corporate function. These charges were recorded in the fourth quarter of 2024 at the time management resolved to undertake the Organizational Restructuring and are expected to be paid in the first half of 2025. Severance charges of $54.2 million were recorded related to the 2024 VSP and $5.7 million were recorded related to an involuntary severance program in the twelve months ended December 31, 2024.

Restructuring and severance charges recorded in 2023 in the Network segment and for certain Corporate employees are related to a severance program as the Company continues to reduce costs and identify efficiencies that can be achieved by further integrating operations between Cincinnati and Hawaii. In the fourth quarter of 2023, severance charges of $7.3 million were recorded related to a 2023 voluntary severance program and severance charges of $3.5 million were recorded related to an involuntary severance program.

Contract termination costs consist of payments due to vendors to exit contractual agreements that will no longer be utilized as a result of the Company's decision to cease operations of an ancillary business as part of its ongoing integration. Contract termination costs in 2024 consisted of amounts due to vendors to terminate contractual agreements. Contract termination costs are expected to be paid out in the first quarter of 2025.

Form 10-K Part II	Cincinnati Bell Inc.

A summary of restructuring activity is presented below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2021	$0.1	$—	$0.1
Charges	—	—	—
Utilizations	(0.1)	—	(0.1)
Balance as of December 31, 2022	$—	$—	$—
Charges	10.3	0.5	10.8
Utilizations	(0.6)	—	(0.6)
Balance as of December 31, 2023	$9.7	$0.5	$10.2
Charges	59.3	1.2	60.5
Utilizations	(29.8)	(0.5)	(30.3)
Balance as of December 31, 2024	$39.2	$1.2	$40.4

At December 31, 2024 and 2023, $40.4 million and $10.2 million, respectively, are disclosed as "Accrued restructuring" on the Consolidated Balance Sheet as all amounts accrued are expected to be paid in 2025.

Form 10-K Part II	Cincinnati Bell Inc.

16.
Business Segment Information

The Company’s operations are managed and reported to its Chief Executive Officer (“CEO”), the Company’s chief operating decision maker ("CODM"). The CODM evaluates the performance of two regions, Greater Cincinnati, which services customers through the altafiber brand, and Hawaii, which services customers through our Hawaiian Telcom brand, and allocates resources based on geography. These operating segments are aggregated into one reportable segment, Network, due to similarities in the nature and economics of the regions, suppliers utilized, operating processes, and long-term financial performance. The accounting policies for the Network segment are consistent with those described in the Summary of Significant Accounting Policies.

The CODM uses Operating Income to evaluate income or loss generated from each region and to guide decisions on capital investments. These decisions may include capital expenditures and/or acquisitions. See Note 4 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses that are reviewed by the CODM, that are not separately presented on the Company’s consolidated statements of operations, are presented below. Segment asset information is not used by the CODM to allocate resources.

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Our business segment information is as follows:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Revenue
Network	$1,096.3	$1,100.1	$1,091.5
Total revenue	$1,096.3	$1,100.1	$1,091.5
Operating loss
Network	$(71.5)	$(54.9)	$(59.7)
Corporate	(33.2)	(26.2)	(26.4)
Total operating loss	$(104.7)	$(81.1)	$(86.1)
Expenditures for long-lived assets*
Network	$534.8	$632.7	$532.8
Corporate	1.8	0.2	0.1
Total expenditures for long-lived assets	$536.6	$632.9	$532.9
Depreciation and amortization
Network	$338.7	$369.2	$408.4
Corporate	0.2	0.3	0.4
Total depreciation and amortization	$338.9	$369.5	$408.8

*Includes cost of acquisitions in the years ended December 31, 2023 and 2022 and the purchase of perpetual licenses in the year ended December 31, 2022.

Form 10-K Part II	Cincinnati Bell Inc.

The following table provides information about the Network segment significant expenses that are reviewed by the CODM, that are not separately presented on the Company’s consolidated statements of operations:

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Network Revenue	$1,096.3	$1,100.1	$1,091.5
Less: Significant and other segment expenses
Employee and related costs	225.0	228.9	224.7
Programming expense	150.2	151.6	146.2
Network expense	33.7	47.6	53.1
Contract services	92.9	97.3	89.9
Other expenses	268.0	250.1	228.9
Depreciation and amortization expense	338.7	369.2	408.4
Restructuring and severance related charges	59.3	10.3	—
Network operating costs and expenses	1,167.8	1,155.0	1,151.2
Network operating loss	$(71.5)	$(54.9)	$(59.7)

Programming expense and Network expense are recorded to Cost of services and products. Employee and related costs, Contract services and Other expenses are recorded to Cost of services and products and Selling, general and administrative. All costs and expenses not specifically identified in the table above have been aggregated as Other expenses.

Form 10-K Part II	Cincinnati Bell Inc.

17.
Supplemental Cash Flow Information

	Year ended December 31,
(dollars in millions)	2024	2023	2022
Capitalized interest expense	$9.8	$8.2	$3.1
Cash paid for:
Interest	175.7	157.0	84.6
Income taxes, net of refunds	6.9	6.6	6.4
Noncash investing and financing activities:
Acquisition of property by assuming debt and other financing arrangements	3.7	7.4	10.5
Acquisition of property on account	71.1	93.7	79.1

Form 10-K Part II	Cincinnati Bell Inc.

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

There were no changes to Cincinnati Bell Inc.'s internal control over financial reporting during the fourth quarter of 2024 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

Item 9B. Other Information

No reportable information under this item.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Form 10-K Part III	Cincinnati Bell Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

There are currently eight directors on the Company’s Board of Directors. The directors are elected in accordance with the terms of the Red Fiber Holdings limited liability company agreement, which gives certain investors in Red Fiber Holdings LLC ("Red Fiber Holdings") the right to designate managers of Red Fiber Holdings, who then also serve as directors of the Company. Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Two directors of the Company must be independent directors domiciled in Hawaii. The Chief Executive Officer of the Company does not serve on the Board.

Scott L. Graves served as a director of the Company from September 7, 2021 until his resignation effective February 29, 2024.

F. Gregory Guerra served as a director of the Company from October 18, 2021 until his resignation effective March 31, 2024.

Douglas C. Wiest served as a director of the Company from September 7, 2021 until his resignation effective February 1, 2024.

Christina M. Wire served as a director of the Company from September 30, 2021 until her resignation effective October 24, 2024.

The directors of the Company as of December 31, 2024 were:

Kelly C. Atkinson

Ms. Atkinson resigned from Brinks Home Security in 2022 as Chief Commercial Officer of Brinks Home Security, a security company that offers home security systems. Prior positions include Head of Marketing, Consumer and SMB for Charter Communications (2018-2020), a broadband connectivity company and cable operator; and Executive Vice President of Consumer Cable and Content for Rogers Communications (2015-2018), a communications and media company. Ms. Atkinson was appointed a Director of Rise Broadband, Inc., a fixed wireless broadband service provider, in 2023. Age: 58; Director since 2021.

Felix A. Bernshteyn

Mr. Bernshteyn joined Ares Management in 2017 and continues to serve as a Partner in the Opportunistic Group. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Age: 41; Director since 2021.

Mikhail Y. Dyadyuk

Mr. Dyadyuk joined Macquarie Asset Management in 2013 and serves as Regional Head of Financing Strategy for Macquarie Asset Management's Real Assets division. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Mr. Dyadyuk was appointed as a Director effective February 12, 2024. Age: 40,

Colleen W. Hanabusa

Ms. Hanabusa currently serves as an attorney at law in her private law practice since 2019. Previously, she served as a U.S. Congresswoman, representing the First Congressional District of the State of Hawaii from 2017-2018. Age: 74; Director since 2021.

John T. Komeiji

Mr. Komeiji resigned from Kamehameha Schools as Vice President and General Counsel in 2022. Kamehameha Schools is a private school system that offers a variety of educational programs and scholarship services for Hawaiian learners of all ages in Hawaii. Prior positions at Hawaiian Telcom, Inc. include President and General Manager (2018-2020) and Senior Vice President, Chief Administrative Officer and General Counsel (2016-2018). Hawaiian Telcom, Inc. is a telecommunications company that provides high-speed internet, phone, wireless and other services for homes and businesses. Age: 71; Director since 2021.

Form 10-K Part III	Cincinnati Bell Inc.

Steven R. Kutos

Mr. Kutos joined Ares Management in 2017 and serves as a Principal in the Opportunistic Credit Group. Ares Management is a global alternative investment manager operating in the credit, private equity and real estate markets. Mr. Kutos was appointed as a Director effective February 29, 2024. Age: 33.

Anton Z. Moldan

Mr. Moldan joined Macquarie Asset Management in 2006 and serves as Senior Managing Director. Macquarie Asset Management is a global asset manager, integrated across public and private markets. Age: 40; Director since 2021.

John L. Scarano

Mr. Scarano is a communications infrastructure services executive. He currently serves on several non-public company boards. Previously, he served as an adjunct professor at the University of Colorado Boulder’s Graduate Engineering School (2016-2020). Mr. Scarano was appointed as a Director effective April 1, 2024. Age: 59.

None of the directors have any familial relationships with any other directors or executives of the Company.

Executive Officers of the Registrant

The names, ages and positions of the executive officers of the Company as of December 31, 2024 were as follows:

Name	Age	Title
Leigh R. Fox	52	President and Chief Executive Officer
Joshua T. Duckworth	46	Chief Financial Officer
Christi H. Cornette	69	Chief Administrative Officer
Mary E. Talbott	56	Chief Legal Officer

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

Form 10-K Part III	Cincinnati Bell Inc.

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

The Company has not adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by its directors, officers and employees, or by the Company itself,because all of the equity securities of the Company are owned by Red Fiber Parent LLC and are not traded.

Form 10-K Part III	Cincinnati Bell Inc.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the 2024 compensation program established by the Compensation Committee, the Board and the Red Fiber Holdings shareholders (the "Compensation Approvers") for our named executive officers (“NEOs”). Our named executive officers for 2024 were:

Name	Position
Leigh R. Fox	President and Chief Executive Officer
Joshua T. Duckworth	Chief Financial Officer
Christi H. Cornette	Chief Administrative Officer
Mary E. Talbott	Chief Legal Officer

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

Elements of Compensation

Base Salary

Base salaries are provided to the Company’s NEOs for performing their day-to-day responsibilities. The base salaries of our NEOs are based on a review of the competitive market data for comparable executive positions by the Compensation Approvers. NEOs received merit increases equivalent to 3% of their current base salary on May 19, 2024.

Annual Incentives

Annual incentives are intended to motivate and reward senior executives for achieving the short-term business objectives of the Company.

Each year the Compensation Approvers establish a target annual incentive award opportunity for each NEO. The 2024 target of 100% of each officer’s annual base salary was prorated to reflect the change in base salary in May, 2024.

Annual incentives are payable for the achievement of annual financial performance goals established by the Compensation Approvers. Payouts, if any, could range from 0% to 200% of the total target annual incentive, depending on the level of achievement of financial goals between threshold and superior levels of performance.

Form 10-K Part III	Cincinnati Bell Inc.

For 2024, the financial performance goals include Adjusted EBITDA (see below for a definition) and Capital Expenditures for the Network segment of the Company, which were key measures of profitability of the Company. The Compensation Approvers established the target Adjusted EBITDA goal at $346 million and the Capital Expenditures goal at $474 million.

Financial Objective	Threshold (50% Payout)	Adjusted Target (100% Payout)	Superior (200% Payout)	2024 Actual Results
Adjusted EBITDA	50%	$346 M	200%	$349 M
Capital Expenditures	50%	$474 M	200%	$481 M

For purposes of the annual incentive plan, Adjusted EBITDA was defined as operating loss (calculated in accordance with GAAP), plus depreciation, amortization, restructuring and severance related charges, transaction and integrations costs, transaction related employee retention agreements, employee contract termination costs, Hawaii wildfire costs, network expansion related costs, financial transformation project expenses and other special items.

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

Form 10-K Part III	Cincinnati Bell Inc.

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

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this report on Form 10-K with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report on Form 10-K for the fiscal year ended December 31, 2024.

COMPENSATION COMMITTEE of Red Fiber Holdings

Kelly C. Atkinson

Mikhail Y Dyadyuk

Anton Z. Moldan

Form 10-K Part III	Cincinnati Bell Inc.

Compensation Tables

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the 2022, 2023 and 2024 fiscal years.

Name, Principal Position	Year	Salary ($)	Bonus ($) (a)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (b)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (c)	All Other Compensation ($) (d)	Total ($)
Leigh R. Fox	2024	702,840	1,764,013	—	—	843,523	—	12,060	3,322,436
President and	2023	690,100	—	—	—	2,260,113	13,552	9,900	2,973,665
Chief Executive Officer	2022	690,100	—	—	—	1,479,765	—	12,200	2,182,065
Joshua T. Duckworth	2024	387,015	529,204	—	—	464,482	—	10,350	1,391,051
Chief Financial Officer	2023	380,000	—	—	—	516,020	—	9,900	905,920
	2022	380,000	—	—	—	450,575	—	12,200	842,775
Christi H. Cornette	2024	410,585	458,643	—	—	492,768	5,383	13,197	1,380,576
Chief Administrative Officer	2023	403,142	—	—	—	554,833	42,949	13,200	1,014,124
	2022	403,142	—	—	—	481,709	—	7,735	892,586
Mary E. Talbott	2024	397,766	—	—	—	476,705	—	13,800	888,271
Chief Legal Officer	2023	372,692	—	—	—	359,868	—	7,808	740,368
(a)
The 2024 amounts reflect the cash payments made to certain NEOs upon completion of the sale of CBTS LLC. The amounts were established by the Compensation Approvers at the time of the sale based on each executive’s contribution to the sale process.

Form 10-K Part III	Cincinnati Bell Inc.

(b)
Non-equity incentive plan compensation represents amounts earned under the Company’s annual incentive plan for the applicable year. In connection with the closing of the Merger, the 2023 amounts also reflect the payment of 50% of the 2020-2022 restricted cash award upon the 18-month anniversary of the closing of the Merger. The 2022 amounts also reflect the payment of 25% of the 2020-2022 restricted cash award upon the six-month anniversary of the closing of the Merger. The restricted cash awards are payable as follows: (i) 25% within 15 days following the closing of the Merger, (ii) 25% on the six-month anniversary of the closing of the Merger, and (iii) 50% on the 18-month anniversary of the closing of the Merger, generally subject to the executive’s continued employment on each payment date.
(c)
The amounts shown in this column for Mr. Fox and Ms. Cornette represent the one-year change in the value of their qualified defined benefit plan and nonqualified excess plan for 2024, 2023 and 2022, respectively, projected forward to age 65 for each executive with interest credited at 4.0%, and then discounted back to the respective year at the discount rate (5.6% for 2024, 5.0% for 2023, and 5.4% for 2022) required under Accounting Standards Codification Topic (“ASC”) 960. The Company froze participation in its qualified pension plan for management employees in 2009; therefore, Mr. Duckworth and Ms. Talbott are not entitled to any benefits under this plan. As a result of the higher discount rate in 2024, the 2024 actuarial present value of the qualified defined benefit plan decreased by $8,480 for Mr. Fox and increased by $5,383 for Ms. Cornette versus 2023. Pursuant to SEC rules, we are not permitted to report negative changes in pension value in the Summary Compensation Table. Thus, the negative change in pension value is reported in the table above as $0. None of the executives receive any preferential treatment or above-market interest under the Company’s retirement plans.
(d)
For each NEO, the amount includes the Company’s 401(k) match. Under the terms of the Cincinnati Bell Inc. Retirement Savings Plan, the Company’s matching contribution is equal to 100% on the first 3% and 50% on the next 2% of contributions made to the plan by the participant. Eligible compensation generally includes base wages plus any annual incentive paid to eligible participants.

Grants of Plan-Based Awards

The following table sets forth information concerning annual incentive plan awards to the NEOs during the year ended December 31, 2024:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)
Name	Threshold ($)	Target ($)	Maximum ($)
Leigh R. Fox
Annual cash incentive	351,468	702,936	1,405,872
Joshua T. Duckworth
Annual cash incentive	193,534	387,068	774,136
Christi H. Cornette
Annual cash incentive	205,320	410,640	821,280
Mary E. Talbott
Annual cash incentive	198,627	397,254	794,508

Form 10-K Part III	Cincinnati Bell Inc.

Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table

During 2024, all of the NEOs were employed pursuant to agreements with the Company. Each employment agreement sets forth, among other things, the NEO’s base salary, annual incentive opportunities, entitlement to participate in the Company’s benefit and pension plans and to receive equity awards and post-termination benefits and obligations.

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

The payments to the NEOs upon termination, including termination following a CIC as of December 31, 2024 are described in Potential Payments upon Termination of Employment or a Change in Control.

Outstanding Equity Awards at Fiscal Year-End

Our NEOs did not hold any equity awards as of December 31, 2024 and therefore we have omitted this table.

Option Exercises and Stock Vested

Our NEOs did not hold any equity awards as of December 31, 2024 and therefore we have omitted this table.

Pension Benefits

In February 2009, the Company made significant changes to the Management Pension Plan. The Company froze pension benefits for plan participants who were not grandfathered participants (as previously described in Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table). Thereafter, the Company amended the Management Pension Plan to stop accruals based upon compensation paid after June 30, 2013 or services after the pay period ended June 29, 2013 for all participants, including grandfathered participants. Mr. Fox is not a grandfathered participant and no longer accrues additional benefits under such plan based on current compensation or service. Ms. Cornette is a grandfathered participant but no longer accrues additional benefits under such plan based on current compensation or service. In addition, any employee hired on or after January 1, 2009 was not eligible to participate in the Management Pension Plan. As a result, Mr. Duckworth and Ms. Talbott are not eligible to participate in the Management Pension Plan.

Form 10-K Part III	Cincinnati Bell Inc.

The following table sets forth information regarding pension benefits:

Name	Plan Name	Number of Years Credited Service (#) (a)	Present Value of Accumulated Benefit ($) (b)(c)	Payments During Last Fiscal Year ($)
Leigh R. Fox	Qualified Defined Benefit Plan (d)	9	91,926	—
	Non-Qualified Excess Plan (e)	—	—	—
	Total		91,926	—
Christi H. Cornette	Qualified Defined Benefit Plan (d)	12	535,785	—
	Non-Qualified Excess Plan (e)	12	29,057	—
	Total		564,842	—
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
(c)
If any of the above-identified executive officers had retired on December 31, 2024, they would have been entitled to a benefit based on the balance then credited to them, without any reduction, under the Management Pension Plan (both the tax-qualified defined benefit plan portion and the non-qualified excess plan portion) as of that date. They may elect a lump-sum or equivalent annuity form of payment subject to any payment restrictions in place due to the funding status.
(d)
Management Pension Plan.
(e)
Nonqualified ERISA Excess Provisions of the Management Pension Plan.

A participant’s account under the Management Pension Plan is also generally credited with assumed interest for each calendar year at a certain interest rate. Such interest rate for 2024 was 4.0% per annum.

Form 10-K Part III	Cincinnati Bell Inc.

Potential Payments upon Termination of Employment or a Change in Control

The following table shows potential payments to the NEOs directly and indirectly on their behalf under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a CIC or termination of employment, assuming a December 31, 2024 termination.

Name	Executive Payment on Termination	Involuntary Not for Cause Termination ($)	Change in Control ($)	Death ($)	Disability ($)
Leigh R. Fox	Base Salary	1,421,606	—	—	—
	Annual Incentive (a)	843,523	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	38,372	—	—	—
	Total	2,303,501	—	—	—
Joshua T. Duckworth	Base Salary	782,800	—	—	—
	Annual Incentive (a)	464,482	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	38,372	—	—	—
	Total	1,285,654	—	—	—
Christi H. Cornette	Base Salary	830,472	—	—	—
	Annual Incentive (a)	492,768	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	14,688	—	—	—
	Total	1,337,928	—	—	—
Mary E. Talbott	Base Salary	803,400	—	—	—
	Annual Incentive (a)	476,705	—	—	—
	Long-Term Incentive (b)	—	—	—	—
	Basic Benefits (c)	24,235	—	—	—
	Total	1,304,340	—	—	—
(a)
NEOs employed as of December 31, 2024 are eligible to receive the annual incentive payment on the same terms and timing as actively employed participants. There is no forfeiture and no acceleration of any benefit. The amount shown reflects the actual amount earned under the 2024 incentive plan for NEOs.
(b)
If a sale of CBI occurred on December 31, 2024, the units under the LTIP would have no value because the investment return hurdles would not have been satisfied.
(c)
Basic benefits represent the lump sum value of the COBRA cost for medical, dental and vision benefits for 18 months.

If any of the executives elects to voluntarily terminate employment with the Company, or if they are terminated by the Company for cause, they are entitled to no payments from the Company other than those benefits which they have a non-forfeitable vested right to receive (the “vested amounts”), which include vested amounts under the Company’s pension and savings plans.

In addition to any applicable “vested amounts,” an executive will be entitled to receive certain additional benefits under their employment agreements described on page 118 above. If one of the four termination scenarios detailed in the above table and discussed below occurs, regardless of the termination scenario, the NEOs will continue to be bound by the non-disclosure, non-compete and non-solicitation provisions of their employment agreements.

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

For 2024, our last completed fiscal year,

•
The ATC of the median employee of the Company was $91,192; and
•
The ATC for our PEO was $3,322,436

Based on this information, for 2024 the resulting pay ratio between the ATC of the PEO to the ATC of the median employee was 36:1.

To identify the median employee, we took the following steps:

1.
We determined the median employee by analyzing annual total compensation data for all active employees as of December 31, 2024.
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

2024 Director Compensation

The following table shows the compensation paid to our non-employee directors for the 2024 fiscal year:

	DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Colleen Hanabusa	100,000	—	—	100,000
John T. Komeiji	100,000	—	—	100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2024, there were 100 common shares of the Company issued and outstanding, all of which were held by Red Fiber Parent. Red Fiber Parent is an indirect wholly-owned subsidiary of Red Fiber Holdings. Directors and executive officers of the Company do not beneficially own any of the Company’s common shares.

As of December 31, 2024, the Company did not maintain any compensation plans (including any individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

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

The Company's Code of Business Conduct and Code of Ethics for Senior Financial Officers require officers and all other members of the workforce to avoid any relationship, influence or activity that would cause or even appear to cause a conflict of interest. The Company’s Corporate Guidelines, Code of Business Conduct and Code of Ethics for Senior Financial Officers generally require (i) a director to promptly disclose any potential or actual conflict of interest involving him or her and (ii) an employee, including the executive officers, to promptly disclose a conflict of interest to the Chief Legal Counsel. The Chief Legal Counsel determines an appropriate resolution to actual or potential conflicts of interest on a case-by-case basis. All directors are expected to recuse themselves from any discussion or decision affecting their personal, business or professional interests.

In 2024, there were no related party transactions requiring disclosure under applicable SEC rules.

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

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP (“PwC”) was the Company's Independent Registered Public Accounting Firm for the 2024 and 2023 fiscal years. Aggregate fees for professional services rendered by PwC for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Audit fees	$3,105,000	$2,044,000
Tax fees	224,000	151,000
All other fees	2,200	4,000
Total	$3,331,200	$2,199,000

Audit Fees

For the years ended December 31, 2024 and 2023, the Company incurred audit fees from PwC of $3,105,000 and $2,044,000, respectively. The audit fees for the years ended December 31, 2024 and 2023 were in connection with the audit of the Company's annual financial statements and review of quarterly financial statements included in the Company's reports filed with the SEC. The audit of the Company's 2024 financial statements also included work related to the divesture of the Disposal Group completed December 2, 2024 and the audit of stand-alone financial statements to support the financing of the transaction by TowerBrook.

Tax Fees

Tax fees for the years ended December 31, 2024 and 2023 were incurred for services rendered by PwC related to the preparation of various tax filings and tax consultations.

All Other Fees

All other fees incurred in the years ended December 31, 2024 and 2023 were related to software license fees.

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

Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee pre-approved every engagement of PwC to perform audit or non-audit services on behalf of the Company or any of its subsidiaries during the years ended December 31, 2024 and 2023.

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

(2.2)

Equity Purchase Agreement dated as of February 2, 2024 among Cincinnati Bell Inc., CBTS Borrower, LLC, and CBTS LLC (Exhibit 2.1 to Current Report on Form 8-K, date of Report December 2, 2024, File No. 1-8519).

(3.1)	Second Amended Articles of Incorporation of Cincinnati Bell Inc. (Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

(3.2)	Fourth Amended and Restated Regulations of Cincinnati Bell Inc. (Exhibit 3.2 to Current Report on Form 8-K, date of Report September 19, 2024, File No. 1-8519).

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

(4.4)

Second Supplemental Indenture dated as of January 10, 2005 to the Indenture dated as of November 30, 1998, among Cincinnati Bell Telephone Company LLC (as successor entity to Cincinnati Bell Telephone Company), as Issuer, Cincinnati Bell Inc., as Guarantor, and The Bank of New York, as Trustee (Exhibit (4)(c)(ii)(3) to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-8519).

(4.5)

Indenture, dated September 22, 2016, among Cincinnati Bell Inc., the guarantor parties thereto and Regions Bank, as trustee (Exhibit 4.1 to Current Report on Form 8-K, date of Report September 22, 2016, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

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

Form 10-K Part IV	Cincinnati Bell Inc.

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

(10.4)

Amendment No. 3 to Credit Agreement dated as of May 30, 2024, by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, Goldman Sachs Bank USA, as administrative agent for the Lenders, the Incremental Term B-2 Lender and each of the 2024 Extended Revolving Credit Lenders (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 30, 2024, File No. 1-8519).

(10.5)

Amendment No. 4 to Credit Agreement dated as of June 14, 2024, by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, and the Term B-3 Lender, and acknowledged by Goldman Sachs Bank USA, as administrative agent for the Lenders (Exhibit 10.1 to Current Report on Form 8-K, date of Report June 14, 2024, File No. 1-8519).

(10.6)

Amendment No. 5 to Credit Agreement dated as of December 19, 2024, by and among Red Fiber Parent LLC, Cincinnati Bell Inc., each of the Guarantors party hereto, Goldman Sachs Bank USA, as administrative agent for the Lenders, the Term B-1 Lender, the Term B-3 Lender and the Term B-4 Lenders (Exhibit 10.1 to Current Report on Form 8-K, date of Report December 19, 2024, File No. 1-8519).

(10.7)

Third Amended and Restated Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities list on Schedule I thereto, as Originators, Cincinnati Bell Funding LLC and Cincinnati Bell Inc., as Servicer (Exhibit 99.1 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.8)

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

(10.10)

Second Amendment to Receivables Financing Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC and Cincinnati Bell Funding Canada Ltd., as Borrowers, Cincinnati Bell Inc. and OnX Enterprise Solutions Ltd., as Servicers, the Lenders, Letter of Credit Participants and Group Agents from time to time parties thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets, as Structuring Agent. (Exhibit 99.3 to Current Report on Form 8-K, date of Report May 9, 2019, File 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.11)

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

(10.12)

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

(10.13)

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

(10.14)

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

(10.15)

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

(10.16) +

First Amendment to Receivables Financing Agreement, dated as of October 10, 2024, among Cincinnati Bell Funding LLC as Borrower, Cincinnati Bell Inc., as Servicer, the various Lenders, LC Participants and Group Agents from time to time party thereto, PNC Bank, National Association as the Administrator and LC Bank, and PNC Capital Markets LLC as Structuring Agent.

(10.17)

Receivables Purchase Agreement dated as of May 10, 2018 among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets LLC, as Structuring Agent (Exhibit 99.4 to Current Report on Form 8-K, date of Report May 10, 2018, File No. 1-8519).

(10.18)

First Amendment to Receivables Purchase Agreement, dated as of May 9, 2019, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc., as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.2 to Current Report on Form 8-K, date of Report May 9, 2019, File 1-8519).

(10.19)

Second Amendment to the Receivables Purchase Agreement, dated as of May 7, 2020, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report May 7, 2020, File No. 1-8519).

(10.20)

Third Amendment to the Receivables Purchase Agreement, dated as of April 9, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report April 9, 2021, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.21)

Fourth Amendment to the Receivables Purchase Agreement, dated as of November 12, 2021, by and among Cincinnati Bell Funding LLC as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 99.1 to Current Report on Form 8-K, date of Report November 15, 2021, File No. 1-8519).

(10.22)

Fifth Amendment to the Receivables Purchase Agreement, dated as of June 3, 2022, by and among Cincinnati Bell Funding LLC, as Seller, Cincinnati Bell Inc. as Servicer, and PNC Bank, National Association, as Buyer. (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 1-8519).

(10.23)

Purchase and Sale Agreement, dated as of January 31, 2023, the Various Entities listed on Schedule I thereto, as Originators, CBTS Funding LLC, and CBTS Technology Solutions LLC, as Servicer (Exhibit 99.3 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.24)

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

(10.25)

Amended and Restated Canadian Purchase and Sale Agreement, dated as of January 31, 2023, among the Various Entities listed on Schedule I thereto, Cincinnati Bell Funding Canada Ltd., OnX Enterprise Solutions Ltd., as Servicer, and PNC Bank, National Association, as Administrator (Exhibit 99.5 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.26)

Receivables Purchase Agreement, dated as of January 31, 2023, by and among CBTS Funding LLC, as Seller, CBTS Technology Solutions LLC, as Servicer, PNC Bank, National Association, as Buyer, and PNC Capital Markets, LLC, as Structuring Agent (Exhibit 99.6 to Current Report on Form 8-K, date of Report January 31, 2023, File No. 1-8519).

(10.27)*	Cincinnati Bell Inc. Pension Program, as amended and restated effective January 1, 2005 (Exhibit (10)(iii)(A)(3) to Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-8519).

(10.28)*	Amendment to Cincinnati Bell Inc. Pension Program, effective December 31, 2011 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-8519).

(10.29)*	Restatement of the Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.30)*	Restatement of the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.31)*	Amendment to Cincinnati Bell Management Pension Plan executed December 22, 2016 (Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.32)*	Amendment to the Cincinnati Bell Pension Plan executed December 22, 2016 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2016, File No. 1-8519).

(10.33)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, File 1-8519).

(10.34)*	Cincinnati Bell Inc. Form of Long-Term Restricted Cash Retention Award (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, File 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

(10.35)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Leigh R. Fox effective as of September 7, 2021 (Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.36)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Joshua T. Duckworth dated as of December 1, 2021 (Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.37)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christi H. Cornette effective as of September 7, 2021 (Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.38)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Mary E. Talbott effective as of March 8, 2023 (Exhibit 10.34 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.39)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Thomas E. Simpson effective as of September 7, 2021 (Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.40)*

Release of Claims Agreement between Cincinnati Bell Inc. and Thomas E. Simpson dated as of March 27, 2023 (Exhibit 10.36 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.41)*

Amended and Restated Employment Agreement between Cincinnati Bell Inc. and Christopher J. Wilson effective as of September 7, 2021 (Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.42)*

Release of Claims Agreement between Cincinnati Bell Inc. and Christopher J. Wilson dated as of March 27, 2023 (Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2023, File 1-8519).

(10.43)*	Employment Agreement between Cincinnati Bell Inc. and Shannon M. Mullen effective as of December 1, 2017 (Exhibit 10.7 to Current Report on Form 8-K, date of Report December 1, 2017, File No. 1-8519).

(10.44)*

Employment Agreement between Cincinnati Bell Inc. and Mark J. Fahner effective as of September 16, 2018 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File 1-8519).

(10.45)*	Employment Agreement between Cincinnati Bell Inc. and Suzanne E. Maratta effective May 12, 2019. (Exhibit 10.1 to Current Report on Form 8-K, date of Report May 15, 2019, File 1-8519).

(10.46)*	Employment Agreement between Cincinnati Bell Inc. and Angela J. Huber effective December 1, 2021 (Exhibit 10.63 to Annual Report on Form 10-K for the year ended December 31, 2021, File No. 1-8519).

Form 10-K Part IV	Cincinnati Bell Inc.

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

101

The following financial statements from Cincinnati Bell Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

Form 10-K Part IV	Cincinnati Bell Inc.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Year 2024	$14.8	$9.5	$—	$9.3	$15.0
Year 2023	$10.2	$8.0	$—	$3.4	$14.8
Year 2022	$3.3	$6.9	$—	$—	$10.2

Deferred Tax Valuation Allowance

		Additions
(dollars in millions)	Beginning of Period	Charge (Benefit) to Expenses	(To) From Other Accounts	Deductions	End of Period
Year 2024	$28.0	$54.9	$—	$—	$82.9
Year 2023	$8.1	$21.7	$(1.8)	$—	$28.0
Year 2022	$2.8	$4.2	$1.1	$—	$8.1

Form 10-K Part IV	Cincinnati Bell Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 18, 2025	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Leigh R. Fox	President and Chief Executive Officer	March 18, 2025
Leigh R. Fox	(Principal Executive Officer)

/s/ Joshua T. Duckworth	Chief Financial Officer	March 18, 2025
Joshua T. Duckworth	(Principal Financial Officer)

/s/ Suzanne E. Maratta	Vice President and Corporate Controller	March 18, 2025
Suzanne E. Maratta	(Principal Accounting Officer)

Kelly C. Atkinson *	Director	March 18, 2025
Kelly C. Atkinson

Felix A. Bernshteyn*	Director	March 18, 2025
Felix A. Bernshteyn

Mikhail Y. Dyadyuk*	Director	March 18, 2025
Mikhail Y. Dyadyuk

Colleen W. Hanabusa*	Director	March 18, 2025
Colleen W. Hanabusa*

John T. Komeiji*	Director	March 18, 2025
John T. Komeiji

Steven R. Kutos*	Director	March 18, 2025
Steven R. Kutos

Anton Z. Moldan*	Director	March 18, 2025
Anton Z. Moldan

John L. Scarano*	Director	March 18, 2025
John L. Scarano

*By: /s/ Leigh R. Fox
Leigh R. Fox as attorney-in-fact and on his behalf as President and Chief Executive Officer