Form 10-Q
period 2025-03-31
CINCINNATI BELL INC
filed 2025-05-08
CIK 716133

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of March 31, 2025, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-Q with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$276.4	$271.6

Costs and expenses
Cost of services and products, excluding items below	122.1	133.5
Selling, general and administrative, excluding items below	55.0	63.2
Depreciation and amortization	84.6	77.4
Restructuring and severance related charges	3.7	0.2
Transaction and integration costs	0.3	0.1
Total operating costs and expenses	265.7	274.4
Operating income (loss)	10.7	(2.8)
Interest expense	33.1	41.6
Other components of pension and postretirement benefit plans benefit	(1.4)	(0.5)
Other income, net	(7.1)	(30.0)
Loss from continuing operations before income taxes	(13.9)	(13.9)
Income tax expense	0.5	33.8
Loss from continuing operations	(14.4)	(47.7)
(Loss) income from discontinued operations (net of tax)	(13.9)	6.8
Net loss	$(28.3)	$(40.9)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(28.3)	$(40.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	—	(2.6)
Defined benefit plans:
Net gain arising from remeasurement during the period, net of tax of $0.4	1.2	—
Amortization of prior service benefits included in loss from continuing operations, net of tax of ($0.1), ($0.1)	(0.1)	(0.1)
Amortization of net actuarial gain included in loss from continuing operations, net of tax of ($0.3), ($0.2)	(0.9)	(0.7)
Settlement gains reclassified to loss from continuing operations, net of tax of ($0.2)	(0.8)	—
Total other comprehensive loss	(0.6)	(3.4)
Total comprehensive loss	$(28.9)	$(44.3)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2024	$2,316.1	$(480.1)	$35.0	$1,871.0
Net loss	—	(28.3)	—	(28.3)
Other comprehensive loss	—	—	(0.6)	(0.6)
Balance at March 31, 2025	$2,316.1	$(508.4)	$34.4	$1,842.1

Balance at December 31, 2023	$2,116.1	$(350.8)	$28.2	$1,793.5
Net loss	—	(40.9)	—	(40.9)
Other comprehensive loss	—	—	(3.4)	(3.4)
Balance at March 31, 2024	$2,116.1	$(391.7)	$24.8	$1,749.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$287.4	$460.7
Receivables, less allowances of $15.5 and $15.0	89.5	96.4
Inventory, materials and supplies	77.9	82.3
Prepaid expenses	27.3	23.1
Other current assets	103.8	10.3
Total current assets	585.9	672.8
Property, plant and equipment, net	2,698.4	2,625.3
Operating lease right-of-use assets	76.6	77.4
Goodwill	566.7	566.7
Intangible assets, net	340.1	353.4
Other noncurrent assets	74.3	166.8
Total assets	$4,342.0	$4,462.4
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$25.6	$45.6
Accounts payable	169.5	174.8
Unearned revenue and customer deposits	51.9	50.6
Accrued taxes	8.6	10.2
Accrued interest	2.2	0.9
Accrued payroll and benefits	20.8	36.4
Accrued restructuring	3.9	40.4
Other current liabilities	135.6	26.8
Total current liabilities	418.1	385.7
Long-term debt, less current portion	1,697.8	1,720.2
Operating lease liabilities	76.8	77.5
Pension and postretirement benefit obligations	110.0	111.3
Pole license agreement obligation	37.1	37.8
Deferred income tax liabilities	21.6	20.4
Other noncurrent liabilities	138.5	238.5
Total liabilities	2,499.9	2,591.4
Shareowners’ equity
Additional paid-in capital	2,316.1	2,316.1
Accumulated deficit	(508.4)	(480.1)
Accumulated other comprehensive income	34.4	35.0
Total shareowners' equity	1,842.1	1,871.0
Total liabilities and shareowners’ equity	$4,342.0	$4,462.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024*
Cash flows from operating activities
Net loss	$(28.3)	$(40.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84.6	83.1
Provision for credit loss on receivables	3.3	2.4
Unrealized loss (gain) on interest rate swaps	5.8	(15.0)
Noncash portion of interest expense	2.1	2.1
Deferred income taxes	1.4	32.8
Pension and other postretirement payments in excess of expense	(3.9)	(2.4)
Settlement adjustment on sale of discontinued operations	14.5	—
Other, net	(1.0)	(4.8)
Changes in operating assets and liabilities:
Decrease in receivables	3.6	115.4
Decrease in inventory, materials, supplies, prepaid expenses and other current assets	0.8	3.5
Decrease in accounts payable	(6.5)	(32.7)
Decrease in accrued and other current liabilities	(54.1)	(14.3)
Increase in other noncurrent assets	(2.9)	(5.2)
(Decrease) increase in other noncurrent liabilities	(5.0)	3.6
Net cash provided by operating activities	14.4	127.6
Cash flows from investing activities
Capital expenditures	(143.2)	(159.5)
Insurance proceeds received for damage to equipment	0.2	3.2
Other, net	(0.2)	(0.2)
Net cash used in investing activities	(143.2)	(156.5)
Cash flows from financing activities
Proceeds from issuance of long-term debt	3.9	7.5
Net increase in corporate credit facility with initial maturities less than 90 days	—	29.3
Proceeds from borrowings on receivables facilities	—	389.7
Payments on receivables facilities	—	(379.6)
Repayment of debt	(48.1)	(8.5)
Payment of debt issuance costs	(0.3)	(0.1)
Net cash (used in) provided by financing activities	(44.5)	38.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(173.3)	9.4
Cash, cash equivalents and restricted cash at beginning of period	465.8	12.5
Cash, cash equivalents and restricted cash at end of period	$292.5	$21.9
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$—	$2.5
Acquisition of property on account	$72.0	$71.4

*Cash flows information includes cash flows from discontinued operations for the quarter ended March 31, 2024.

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. The Company generates a large portion of its revenue by serving customers in two distinct regions. These regions are defined by the Company as 1) Greater Cincinnati, which includes Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana, Dayton, Ohio, and Columbus, Ohio and 2) Hawaii, which includes the island of Oahu and the neighboring islands. The Company operates its business through one reportable segment, Network. All revenue is generated from U.S. operations.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all required annual disclosures.

The sale of the CBTS and OnX businesses (the "Disposal Group") on December 2, 2024 represented a strategic shift in our business. Therefore, the results of operations from the Disposal Group are reported as discontinued operations in our financial statements. See Note 9 for all required disclosures.

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

Accounting Policies — The complete summary of significant accounting policies is included in the notes to the consolidated financial statements as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the three months ended March 31, 2025 and 2024, results of operations of DAO were not significant.

Funding of DAO is provided in the form of cash contributions, debt issuance and grants that include a free standing warrant that allows the holder of the warrant at its option to convert the warrant into a class A-2 share of DAO at any time during the period commencing on the 2nd anniversary of the funding agreement and ending on the 10th anniversary of the funding agreement date. The Company has recorded the fair value associated with the warrant to "Other noncurrent liabilities" on the Condensed Consolidated Balance Sheets. The Company will continue to assess whether it has a controlling financial interest in DAO and whether it is the primary beneficiary at each reporting period.

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of March 31, 2025 consists of funds held in an escrow account for the payment of an invoice and funds held by DAO. Restricted cash as of December 31, 2024 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$287.4	$460.7
Restricted cash included in Other noncurrent assets	5.1	5.1
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$292.5	$465.8

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

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income for an unknown amount of time. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses. In the first quarter of 2024, the Company received insurance reimbursements of $3.0 million that exceeded the net book value related to the physical loss and damage claims, and recorded the amount to "Other income, net" on the Condensed Consolidated Statements of Operations. The Company has received life to date insurance reimbursements of $7.0 million related to this claim that exceeded the net book value related to the physical loss and damage claims.

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

The parties to the litigation, including Hawaiian Telcom, have engaged in confidential mediation and discussions regarding a global settlement of the litigation. On August 2, 2024, the defendants, individual plaintiffs, and class plaintiffs entered into a term sheet that contemplates a global resolution of all claims arising out of the August 2023 windstorm and wildfires on Maui that does not include any admission of liability in which the defendants would collectively pay an aggregate of $4.037 billion. The settlement also would resolve all claims among the defendants. Hawaiian Telcom’s contribution is a total of $100.0 million and includes the $2.5 million previously contributed for the One ‘Ohana Fund. Settlement payments are expected to be made within the next twelve months following necessary judicial review and approvals. However, until final settlement documents are signed by all the parties to the term sheet, there can be no assurances that a settlement will be completed, or that Hawaiian Telcom will be able to settle the lawsuits against it on the terms set forth in the term sheet. If the settlement is not completed, Hawaiian Telcom intends to vigorously defend the lawsuits in which it is named as defendant.

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

As of March 31, 2025, the general liability of $97.5 million related to this matter was reclassed from "Other noncurrent liabilities" to "Other current liabilities" in the Condensed Consolidated Balance Sheets as the payment is expected to be made within the next twelve months. The offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance was also reclassed from "Other noncurrent assets," to "Other current assets" in the Condensed Consolidated Balance Sheets.

Legal expenses related to this matter were $0.2 million for the three months ended March 31, 2025 and $2.0 million in the three months ended March 31, 2024. The Company has incurred life-to-date legal fees related to this matter of $13.2 million since August of 2023. The Company has recorded a $8.7 million insurance receivable to "Receivables, Net" on the Condensed Consolidated Balance Sheets as a result of agreement by the Company's insurance provider to reimburse a portion of professional fees incurred.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended March 31, 2025 for continuing operations was an expense of $0.5 million, despite a reported loss before income tax of $13.9 million. The tax expense reported is significantly lower than the $2.9 million benefit expected at statutory rates, due primarily to valuation allowances on additional disallowed interest expense deferred tax assets.

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

Segment — The Company provides products and services that can be categorized as Data, Video, Voice or Other that represent 100% of the Company’s consolidated sales from continuing operations. Since the February 2, 2024 definitive purchase agreement with TowerBrook (Note 9), the Company aggregates its products and services delivered across all geographical markets into one reportable segment due to the products and services having similar economic characteristics with similar long-term financial performance. In addition, the Company’s geographical markets offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of capital required to build the network to deliver the services from similar (and in many cases identical) vendors, and serve similar types of customers. Operating divisions are organized primarily on a legal entity basis so that the operating division management team can be responsive to local needs and can execute company strategic plans and initiatives throughout the locations in their operating division. The legal entity basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally. All of the Company’s continuing operations are domestic.

Recently Issued Accounting Standards

Accounting Standards Recently Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments within ASU 2023-07 are required to be applied on a retrospective basis. The Company adopted the new standard in the fourth quarter of 2024 and applied the amendment on a retrospective basis. The Company’s adoption of the standard provides enhanced disclosure surrounding its Chief Operating Decision Maker and the relevant measure of segment profit or loss used to assess performance and allocate resources for the Network business, the Company’s single reportable segment. The newly adopted standard also provides further clarity surrounding significant segment expenses within the Company’s Network segment, presented in Note 11 Business Segment Information.

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

2. Revenue

The Company provides products and services to both residential and commercial customers that can be categorized as Strategic, Legacy and Other. The products and services within the Strategic and Legacy categories can be further categorized as either Data, Voice or Video. Strategic and Legacy revenue include both residential and commercial customers.

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

As of March 31, 2025, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $211.0 million. In the third quarter of 2024, the Company was awarded a contract of $50.0 million to subsidize broadband expansion in Southwest Ohio. The revenue is expected to be recognized in 2026 and 2027. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Nine months ending December 31, 2025	$13.6
2026	50.1
2027	36.9
2028	9.7
2029	9.7
Thereafter	91.0

The Company has identified four distinct performance obligations, namely Data, Voice, Video, and Other. For each of the Data, Voice, and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice, and Video are identified to be a series of distinct services. Services provided can be categorized into three main categories that include Strategic, Legacy and Other. The Strategic and Legacy categories may include one or more of the aforementioned performance obligations. Data services include internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal, IRU revenue and revenue associated with the SEA-US cable system. Voice services include traditional and fiber voice lines, switched access, digital trunking, consumer and business long distance calling, and certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

Services and products not included in Data, Voice or Video are included in Other revenue and are comprised of wire care, time and materials projects, advertising, management of distributed antenna systems, certain pass through fees including processing, franchise, and regulatory fees, subsidized fiber build projects and other fees that are generally nonrecurring in nature.

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

For hardware sales, revenue is recognized net of the cost of product and is recognized when the hardware is either shipped or delivered in accordance with the terms of the contract. For certain projects within Voice and Other, revenue is recognized when the customer communicates acceptance of the services performed. For contracts with freight on board shipping terms, management has elected to account for shipping and handling as activities to fulfill the promise to transfer the good, and, therefore has not evaluated whether shipping and handling activities are promised services to its customers.

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2024	$5.2	$23.8	$29.0
Additions	0.4	3.0	3.4
Amortization	(0.5)	(2.0)	(2.5)
Balance as of March 31, 2025	$5.1	$24.8	$29.9

The Company recognizes a liability for cash received up-front for IRU contracts. At March 31, 2025 and December 31, 2024, $4.3 million of contract liabilities were included in "Other current liabilities." At March 31, 2025 and December 31, 2024, $88.3 million and $89.4 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Data	$156.3	$141.5
Video	38.8	45.2
Voice	55.4	59.3
Other	25.9	25.6
Total Revenue	$276.4	$271.6

3. Goodwill and Intangible Assets

Goodwill

As of March 31, 2025 and December 31, 2024, the goodwill balance totaled $566.7 million. No impairment losses were recognized in goodwill for the three months ended March 31, 2025 and 2024.

Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(221.4)	$323.6	$545.0	$(208.2)	$336.8
Trade names	22.4	(20.7)	1.7	22.4	(20.6)	1.8
Technology	1.1	(0.5)	0.6	1.1	(0.5)	0.6
Total	568.5	(242.6)	325.9	568.5	(229.3)	339.2
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.4	—	7.4	7.4	—	7.4
Perpetual licenses	6.8	—	6.8	6.8	—	6.8
Total intangible assets	$582.7	$(242.6)	$340.1	$582.7	$(229.3)	$353.4

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $13.3 million and $16.2 million for the three months ended March 31, 2025 and 2024, respectively. No impairment losses were recognized on intangible assets for the three months ended March 31, 2025 and 2024.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Nine months ending December 31, 2025	$40.1
2026	48.9
2027	44.4
2028	39.8
2029	35.2
Thereafter	117.5
Total	$325.9

4. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	March 31, 2025	December 31, 2024
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-3 Loans	2.0	2.0
Credit Agreement - Term B-4 Loans	9.3	9.3
Other bank debt	—	18.9
Paniolo Fiber Assets Financing Arrangement	—	0.5
Finance lease liabilities	9.3	9.9
Current portion of long-term debt	25.6	45.6
Long-term debt, less current portion:
Credit Agreement - Term B-1 Loans	478.8	480.0
Credit Agreement - Term B-3 Loans	194.5	195.0
Credit Agreement - Term B-4 Loans	919.0	921.3
Various Cincinnati Bell Telephone notes (1)	93.4	93.8
Paniolo Fiber Assets Financing Arrangement	—	20.9
Digital Access Ohio Advance	10.3	10.3
Finance lease liabilities	38.4	37.7
	1,734.4	1,759.0
Net unamortized discount	(5.5)	(5.8)
Unamortized note issuance costs	(31.1)	(33.0)
Long-term debt, less current portion	1,697.8	1,720.2
Total debt	$1,723.4	$1,765.8
(1)
As of March 31, 2025 and December 31, 2024, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $5.5 million and $5.9 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Credit Agreement

The Company had no outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $400.0 million available for borrowings as of March 31, 2025. The revolving credit facility matures in August 2028, and the Term B-1 Loans, Term B-3 Loans and Term B-4 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of March 31, 2025, the Company had no borrowings and $24.2 million of letters of credit outstanding under the Network Receivables Facility, leaving $31.2 million remaining availability on the total borrowing capacity of $55.4 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility is $60.0 million, in the aggregate. The available borrowing capacity on the facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

In March 2025, the Company executed an amendment to the Network Receivables Facility that increased the maximum borrowing limit for loans and letters of credit to $60.0 million, extended the termination date to March 2028 and extended the renewal date to March 2027. The Company incurred deferred financing costs of $0.4 million in the three months ended March 31, 2025 related to amending the Network Receivables Facility.

Under the Network Receivables Facility, certain U.S. subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), wholly-owned consolidated subsidiary of the Company. Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the parent company.

Cincinnati Bell Telephone Notes ("CBT Notes")

CBT Notes consist of remaining principal of 6.30% unsecured senior notes due 2028, which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The CBT Notes may be redeemed at any time and are subject to customary events of default.

Paniolo Fiber Assets Financing Arrangement

In connection with the acquisition of the assets of Paniolo in the third quarter of 2021, the Company’s wholly-owned subsidiary, Hawaiian Telcom Inc., entered into a purchase money financing agreement to finance a portion of the Paniolo Acquisition. The Paniolo fiber assets financing arrangement provided for a five-year $23.0 million loan secured by the Paniolo assets acquired in the transaction.

In February 2025, the Company extinguished the debt associated with the financing arrangement at a discounted rate of 99.25%. The Company paid the outstanding debt balance as well as the accrued and unpaid interest as of the extinguishment date. As a result of the debt extinguishment, a nominal gain was recorded.

5. Leases

Lessee Disclosures

The Company primarily leases real estate for offices, retail stores and central offices, as well as equipment, cell towers, designated space on third party towers and fleet vehicles. Upon adoption of ASC 842, the Company elected not to recognize leases with terms of one-year or less on the balance sheet.

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2025	December 31, 2024
Operating lease assets, net of amortization	Operating lease right-of-use assets	$76.6	$77.4
Finance lease assets, net of amortization	Property, plant and equipment, net	23.0	19.8
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	6.3	6.4
Noncurrent operating lease liabilities	Operating lease liabilities	76.8	77.5
Total operating lease liabilities		83.1	83.9
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	9.3	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	38.4	37.7
Total finance lease liabilities		$47.7	$47.6

.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.8	$1.1
Operating cash flows from operating leases	$1.7	$2.8
Financing cash flows from finance leases	$3.7	$5.0
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$0.9	$5.6
New finance leases	$3.9	$6.1

*Supplemental cash flows information includes cash flows from discontinued operations for the quarter ended March 31, 2024.

6. Financial Instruments and Fair Value Measurements

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

As of March 31, 2025, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	March 31, 2025	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$5.0	$—	$5.0	$—
Interest Rate Swap	Other noncurrent assets	$0.3	$—	$0.3	$—
Interest Rate Cap	Other current assets	$0.4	$—	$0.4	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.1	$—	$0.1	$—
Interest Rate Swap	Other noncurrent liabilities	$0.8	$—	$0.8	$—
Interest Rate Cap	Other noncurrent liabilities	$0.1	$—	$0.1	$—

As of December 31, 2024, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	December 31, 2024	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$6.5	$—	$6.5	$—
Interest Rate Swap	Other noncurrent assets	$2.8	$—	$2.8	$—
Interest Rate Cap	Other current assets	$1.1	$—	$1.1	$—
Interest Rate Cap	Other noncurrent assets	$0.2	$—	$0.2	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.1	$—	$0.1	$—

The following table summarizes the location of losses (gains) in the Condensed Consolidated Statements of Operations that were recognized during the three months ended March 31, 2025 and 2024, in addition to the derivative contract type:

		Three Months Ended March 31,
(dollars in millions)	Statement of Operations Location	2025	2024
Interest Rate Swap	Other income, net	$2.6	$(15.1)
Interest Rate Cap	Other income, net	$0.6	$(5.8)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of March 31, 2025 and December 31, 2024, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	March 31, 2025		December 31, 2024
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,706.8	$1,701.8	$1,751.2	$1,755.5
Other financing arrangements	40.0	36.6	40.8	39.2

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at March 31, 2025 and December 31, 2024, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of March 31, 2025, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

7. Pension and Postretirement Plans

As of March 31, 2025, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

In the first quarter of 2025, the Hawaii defined benefit plan for union employees made lump sum payments of $8.0 million resulting in a reduction of the benefit obligation of $8.0 million. The Company recorded a pension settlement gain of $1.0 million in the first quarter of 2025 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost components of the net pension cost.

In the first quarter of 2025, the Cincinnati defined benefit plan for management employees made lump sum payments of $0.7 million resulting in a reduction of the benefit obligation of $0.7 million. The Company recorded a nominal pension settlement gain in the first quarter of 2025 as the estimated lump sum payments to the plan participants in 2025 are expected to exceed the sum of the service cost and the interest cost components of the net pension cost.

In the first quarter of 2025, as a result of the sale of the Disposal Group and restructuring activities carried out by the Company in the fourth quarter of 2024 (described in Note 10), certain participants of the Cincinnati postretirement benefit plan for management employees are no longer eligible for retiree life insurance benefits as the service component was not satisfied as of their termination date. As a result of the participant changes, curtailment accounting was triggered in the first quarter of 2025 and a gain of $0.2 million was recorded.

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three months ended March 31, 2025 and 2024.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended March 31,
	2025	2024	2025	2024
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.9	5.1	1.3	1.2
Expected return on plan assets	(4.0)	(5.7)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	(0.1)	—	(1.1)	(0.9)
Pension settlement gain	(1.0)	—	—	—
Postretirement curtailment gain	—	—	(0.2)	—
Pension / postretirement (benefit) cost	$(1.2)	$(0.6)	$(0.1)	$0.2

Amortization of prior service benefit and actuarial gain in the three months ended March 31, 2025 and 2024 represent reclassifications from accumulated other comprehensive income.

For the three months ended March 31, 2025, contributions to the qualified pension plans were $0.4 million, and contributions to the non-qualified pension plans were $0.8 million. For the three months ended March 31, 2024, there were no contributions to the qualified pension plans and contributions to the non-qualified pension plans were $0.4 million. Based on current assumptions, contributions are expected to be approximately $2 million to both the qualified pension plans and the non-qualified pension plans in 2025.

For the three months ended March 31, 2025 and 2024, contributions to our postretirement plans were $1.4 million and $1.6 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2025.

8. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2024	$35.0		$—	$35.0
Remeasurement of benefit obligations	1.2		—	1.2
Reclassifications, net	(1.8)	(a)	—	(1.8)
Balance as of March 31, 2025	$34.4		$—	$34.4

Balance as of December 31, 2023	$33.2		$(5.0)	$28.2
Reclassifications, net	(0.8)	(a)	—	(0.8)
Foreign currency loss	—		(2.6)	(2.6)
Balance as of March 31, 2024	$32.4		$(7.6)	$24.8

(a)
These reclassifications are included in the other components of net periodic pension and postretirement benefit plans expense and represent amortization of prior service benefit and actuarial gain, net of tax and settlement gains, net of tax. The other components of net periodic pension and postretirement benefit plans expense are recorded in "Other components of pension and postretirement benefit plans benefit" on the Condensed Consolidated Statements of Operations. See Note 7 for further disclosures.

9. Discontinued Operations

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") which provided that TowerBrook would acquire the Disposal Group from the Company for a purchase price of $670.0 million. On December 2, 2024, Cincinnati Bell completed the transaction. Pursuant to terms of the Purchase Agreement, TowerBrook acquired the Disposal Group for the purchase price of $670.0 million plus an incremental $18.4 million for certain working capital changes that occurred between the date of the Purchase Agreement and December 2, 2024. During the three months ended March 31, 2025, a post-closing selling price adjustment and completion of other Purchase Agreement provisions in connection with the sale resulted in adjustments to the gain on sale amount. In March 2025, the Company recorded a pre-tax $14.5 million ($13.9 million after tax) selling price adjustment in discontinued operations which reduced the previously reported pre-tax gain on the sale of the Disposal Group of $93.7 million to $79.2 million. As the payment to TowerBrook for the adjustment was remitted in April 2025, the $14.5 million was recorded in “Other current liabilities” on the Condensed Consolidated Balance Sheets at March 31, 2025.

Management evaluated the criteria to report a disposal group as held for sale and concluded that all of the criteria were met as of February 2024. Accordingly, the Company has reported the results of operations for the Disposal Group as discontinued operations in the Condensed Consolidated Statements of Operations through the date of sale.

All depreciation and amortization expense associated with intangible assets, property, plant and equipment and right of use assets associated with the Disposal Group ceased as of February 2, 2024.

Financial results of the Disposal Group for the quarter ended March 31, 2024 reported as Income from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

Three Months Ended March 31, 2024
Revenue	$184.3
Costs and expenses
Cost of services and products, excluding items below	122.3
Selling, general and administrative, excluding items below	43.9
Depreciation and amortization	5.7
Restructuring and severance related charges	0.4
Transaction costs	4.1
Total operating costs and expenses	176.4
Operating income	7.9
Interest expense	0.4
Other income, net	(0.9)
Income from discontinued operations before income taxes	8.4
Income tax expense	1.6
Net income from discontinued operations	$6.8

The following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization	$—	$5.7
Settlement adjustment on sale of discontinued operations	$(14.5)	$—
Capital expenditures	$—	$(4.3)

10. Restructuring and Severance

Liabilities have been established for employee separations and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Contract Terminations	Total
Balance as of December 31, 2024	$40.2	$0.2	$40.4
Charges	3.7	—	3.7
Payments	(40.2)	—	(40.2)
Balance as of March 31, 2025	$3.7	$0.2	$3.9

In the fourth quarter of 2024, the Company executed a restructuring plan consisting of an organizational restructuring to centralize the Company’s management, align resources with strategic product lines and reduce costs associated with certain functions (the “Organizational Restructuring”). Certain employees were offered enhanced severance benefits under the 2024 voluntary severance program ("2024 VSP"). The Organizational Restructuring has resulted in the elimination of certain positions and termination of employment for certain employees in the Network segment and the Corporate function. These charges were recorded in the fourth quarter of 2024 at the time management resolved to undertake the Organizational Restructuring and are expected to be paid in the first half of 2025.

Severance charges of $3.7 million were recorded in the first quarter of 2025 related to a continuation of the 2024 VSP offered to certain employees in the Network segment that was finalized in the first quarter of 2025.

Contract termination costs consist of payments due to vendors to exit contractual agreements that will no longer be utilized as a result of the Company's decision to cease operations of an ancillary business as part of its ongoing integration in 2024. Contract termination costs are expected to be paid out in 2025.

A summary of restructuring activity is presented below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2024	$39.2	$1.2	$40.4
Charges	3.7	—	3.7
Payments	(39.1)	(1.1)	(40.2)
Balance as of March 31, 2025	$3.8	$0.1	$3.9

11. Business Segment Information

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

The CODM uses Operating Income to evaluate income or loss generated from each region and to guide decisions on capital investments. These decisions may include capital expenditures and/or acquisitions. See Note 2 for a description of the Company's disaggregated revenues by product line. Significant segment expenses are presented in the Company’s consolidated statements of operations. Additional disaggregated significant segment expenses that are reviewed by the CODM, that are not separately presented on the Company’s consolidated statements of operations, are presented below. Segment asset information is not used by the CODM to allocate resources.

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Our business segment information is as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenue
Network	$276.4	$271.6
Total revenue	$276.4	$271.6
Operating income (loss)
Network	$16.3	$3.8
Corporate	(5.6)	(6.6)
Total operating income (loss)	$10.7	$(2.8)
Expenditures for long-lived assets*
Network	$140.4	$155.3
Corporate	2.8	—
Total expenditures for long-lived assets	$143.2	$155.3
Depreciation and amortization
Network	$84.6	$77.4
Corporate	—	—
Total depreciation and amortization	$84.6	$77.4

* Includes cost of acquisitions

The following table provides information about the Network segment significant expenses that are reviewed by the CODM, that are not separately presented on the Company's consolidated statements of operations:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Network Revenue	$276.4	$271.6
Less: Significant and other segment expenses
Employee and related costs	45.2	55.2
Programming expense	34.8	38.6
Network expense	7.5	9.2
Contract services	22.2	22.5
Other expenses	62.1	64.7
Depreciation and amortization expense	84.6	77.4
Restructuring and severance related charges	3.7	0.2
Network operating costs and expenses	260.1	267.8
Network operating income	$16.3	$3.8

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results for interim periods may not be indicative of results for the full year or any other interim period.

Business Overview

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. We provide Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. The Company serves customers in two distinct regions. These regions are defined by the Company as 1) Greater Cincinnati, which includes Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana, Dayton, Ohio, and Columbus, Ohio that is served through our altafiber brand and 2) Hawaii, which includes the island of Oahu and the neighboring islands that is served through our Hawaiian Telcom brand. The Company operates its businesses through one reportable business segment.

During 2025, the U.S. announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries. In response, many countries announced their own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn. The global trade environment continues to be volatile. The likelihood of the U.S. or its trading partners resuming tariffs, imposing new or reciprocal tariffs, or other forms of trade-related sanctions is highly uncertain. We do not yet know the impact of the recent government actions or the potential changes in global political conditions on our business due to uncertainties as the situation continues to evolve.

Sale of IT Services Business

On February 2, 2024, the Company entered into a definitive purchase agreement (the "Purchase Agreement") with TowerBrook Capital Partners ("TowerBrook") which provided that TowerBrook would acquire the CBTS and OnX businesses (the "Disposal Group") from the Company for a purchase price of $670.0 million (the "Proceeds"). Management evaluated the criteria to report the Disposal Group as held for sale and concluded that all of the criteria were met as of February 2024. As a result, the Company reported the assets and the liabilities included in the Disposal Group as held for sale and the operations as discontinued for interim periods and comparable prior year periods.

On December 2, 2024 (the "Closing Date"), upon the terms and subject to the conditions set forth in the Purchase Agreement, the divestiture of the Disposal Group was completed. The Proceeds from the Purchase Agreement included cash from TowerBrook in the amount of $688.4 million. The Company recorded a preliminary pre-tax gain on sale of the Disposal Group of $93.7 million upon closing of the sale which was the amount of cash proceeds received (net of cash divested) less costs to sell in excess of the Disposal Group’s carrying value. In the first quarter of 2025, the Proceeds were adjusted for post-closing adjustments as defined in the Purchase Agreement, and the Company recorded a liability of $14.5 million that was paid to TowerBrook in April 2025. The pre-tax gain of $93.7 million recorded in the prior year was reduced by a pre-tax loss of $14.5 million recorded in the first quarter of 2025, for a net pre-tax gain on sale of the Disposal Group of $79.2 million. The proceeds received in 2024 were used to pay on the Closing Date (1) $180.0 million of existing debt and accrued interest under the Credit Agreement, (2) $214.3 million of existing debt and accrued interest under the Company's Network and CBTS Receivables Facilities, (3) $23.9 million of consideration payable for transaction-related bonuses, and (4) transaction costs of $7.1 million primarily consisting of legal and transaction-related advisory fees associated with the sale.

Discussion of Operating Segment Results

The Company provides products and services in which revenue is categorized as Strategic, Legacy, or Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton, Mason, and Columbus, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, with recent expansion of its video service from Oahu to all neighboring islands. On May 2, 2022, the Company acquired Agile, based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

Strategic revenue include internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data as well as Video. The Company is able to deliver speeds of up to six gigabits per second to approximately 80% of the Cincinnati ILEC operating territory and speeds up to one gigabit or more per second to approximately 60% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

Legacy revenue include internet access for speeds of less than 100 megabits per second, traditional voice lines, consumer and business long distance, switched access, digital trunking, DSL, DS0, DS1, DS3, and other value-added services such as caller identification, voicemail, call waiting and call return. Legacy products also include certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services.

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

	Three Months Ended March 31,
(dollars in millions)	2025	2024	Change	% Change
Revenue:
Data	$156.3	$141.5	$14.8	10%
Video	38.8	45.2	(6.4)	(14)%
Voice	55.4	59.3	(3.9)	(7)%
Other	25.9	25.6	0.3	1%
Total Revenue	276.4	271.6	4.8	2%
Operating costs and expenses:
Cost of services and products	122.1	133.5	(11.4)	(9)%
Selling, general and administrative	49.7	56.7	(7.0)	(12)%
Depreciation and amortization	84.6	77.4	7.2	9%
Restructuring and severance related charges	3.7	0.2	3.5	n/m
Total operating costs and expenses	260.1	267.8	(7.7)	(3)%
Operating income	$16.3	$3.8	$12.5	n/m
Operating margin	5.9%	1.4%		4.5 pts
Capital expenditures	$140.4	$155.2	$(14.8)	(10)%

	March 31,
Metrics information (in thousands):	2025	2024	Change	% Change
Greater Cincinnati
Strategic
Internet*	373.1	342.0	31.1	9%

Video	109.6	120.5	(10.9)	(9)%

Enterprise Fiber - Ethernet Bandwidth	16,450	13,526	2,924	22%

Units passed FTTP**	912.9	800.1	112.8	14%

Legacy
Internet***	15.3	34.2	(18.9)	(55)%

Voice Lines	190.2	212.6	(22.4)	(11)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP).

*** Internet speeds of less than 100mbps

	March 31,
Metrics information (in thousands):	2025	2024	Change	% Change
Hawaii
Strategic
Internet*	111.1	91.4	19.7	22%

Video	34.8	33.8	1.0	3%

Enterprise Fiber - Ethernet Bandwidth	8,474	7,032	1,442	21%

Units passed FTTP**	418.4	354.4	64.0	18%

Legacy
Internet***	22.6	27.8	(5.2)	(19)%

Voice Lines****	149.4	163.7	(14.3)	(9)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands

*** Internet speeds of less than 100mbps

**** In the first quarter of 2025, the Company updated its definition and reporting method in Hawaii. Voice Lines as of March 31, 2024 has also been updated to reflect the change in definition and reporting method.

Revenue

	Three Months Ended March 31,
	2025			2024
(dollars in millions)	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$79.3	$19.0	$98.3	$65.2	$14.4	$79.6
Enterprise Fiber	24.7	14.7	39.4	24.0	13.7	37.7
Video	31.6	7.2	38.8	37.9	7.3	45.2
Total Strategic	135.6	40.9	176.5	127.1	35.4	162.5
Legacy
Voice	33.1	22.3	55.4	35.6	23.7	59.3
Internet	3.7	3.2	6.9	6.9	4.1	11.0
Data	7.2	4.5	11.7	7.5	5.7	13.2
Total Legacy	44.0	30.0	74.0	50.0	33.5	83.5
Other	11.3	14.6	25.9	9.0	16.6	25.6
Total Network revenue	$190.9	$85.5	$276.4	$186.1	$85.5	$271.6

Total Network revenue

Revenue totaling $276.4 million for the three months ended March 31, 2025 increased $4.8 million compared to the same period in 2024 as increased Strategic revenue primarily due to the increase in the Strategic Internet subscriber base more than offset the decrease in Video and Legacy revenue.

Strategic

Strategic revenue for the three months ended March 31, 2025 increased $14.0 million compared to the same period in 2024 primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the strategic internet subscriber base, adding 6,600 strategic internet subscribers in Greater Cincinnati and 5,600 strategic internet subscribers in Hawaii in the three months ended March 31, 2025. In Greater Cincinnati, we passed 14,200 addresses in the three months ended March 31, 2025 primarily related to multi-dwelling units and single family homes in Dayton, Ohio and in Columbus, Ohio, while in Hawaii our accelerated fiber build pace enabled us to pass 17,600 addresses during the period. The Average Revenue Per User (“ARPU”) for the three months ended March 31, 2025 increased for internet in both Greater Cincinnati and Hawaii compared to the same period in 2024 primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three months ended March 31, 2025 increased $1.7 million compared to the same period in 2024 due to increased revenue in Hawaii of $1.0 million, primarily associated with the IRU contract related to the SEA-US cable system. In addition, revenue was favorably impacted in each geography as a result of customers migrating from legacy product offerings to higher bandwidth fiber solutions as evidenced by the 22% and 21% increases in Ethernet Bandwidth in Greater Cincinnati and Hawaii, respectively.

Legacy

Legacy revenue decreased $9.5 million for the three months ended March 31, 2025 compared to the same period in 2024 due to the decline in voice lines and internet subscribers. Voice lines declined 11% and 9% in Greater Cincinnati and Hawaii, respectively, as traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Greater Cincinnati and Hawaii as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three months ended March 31, 2025 compared to the same period in 2024 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue increased $0.3 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to increased revenue from Hawaii hardware sales and miscellaneous billing fees, partially offset by decreased revenue from professional services projects and nonrecurring rent revenue billing adjustments.

Operating Costs and Expenses

Cost of services and products decreased $11.4 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily due to decreases in payroll related costs of $5.8 million due to headcount reductions executed in the prior year, video content costs of $3.8 million, and network related expenses of $1.7 million related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services.

SG&A expenses decreased $7.0 million for the three months ended March 31, 2025 compared to the comparable period in the prior year primarily due to decreased payroll related costs of $4.2 million, advertising expenses of $2.2 million, and decreased contract services and legal fees of $1.6 million. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2024. The decrease in contract services and legal costs is primarily due to lower expenses incurred in 2025 related to the wildfires in Hawaii compared to 2024 as additional expenses are now partially covered by our insurance policies. These decreased costs were partially offset by increased bad debt expense of $1.0 million.

Depreciation and amortization expense increased $7.2 million for the three months ended March 31, 2025 compared to the comparable period in 2024 primarily due to increased additions from capital invested to expand and upgrade the Company's fiber network and related capacity.

Restructuring and severance charges of $3.7 million were recorded in the first quarter of 2025 related to a continuation of the 2024 Voluntary Severance Plan offered to certain employees that was finalized in the first quarter of 2025.

Capital Expenditures

Capital expenditures are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and in the three months ended March 31, 2025, we passed 14,200 FTTP addresses in Greater Cincinnati. As of March 31, 2025, the Company is able to deliver internet speeds up to six gigabits or more to 912,900 residential and commercial addresses, or approximately 80% of our operating territory in Greater Cincinnati. Greater Cincinnati capital expenditures for the three months ended March 31, 2025 are $85.3 million, a decrease of $8.4 million compared to the comparable period in the prior year due to network upgrades that were completed in the first quarter of 2024 and timing of equipment purchases related to customer installations. Additionally, Agile capital expenditures decreased by $3.1 million primarily related to tower build projects in the first quarter of 2024 that did not recur in 2025.

In Hawaii, we passed 17,600 FTTP addresses in the three months ended March 31, 2025. Hawaii capital expenditures for the three months ended March 31, 2025 are $55.1 million, a decrease of $6.4 million for the three months ended March 31, 2025 compared to the comparable period in the prior year due to construction expenditures related to a specific IRU agreement to provide dedicated fiber routes and vehicle purchases in the first quarter of 2024 partially offset by equipment purchases for customer installations in the first quarter of 2025. As of March 31, 2025, the Company is able to deliver internet speeds up to six gigabits or more to 418,400 residential and commercial addresses, or approximately 60% of Hawaii's total addressable market.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the Network business segment and transaction and integration costs. Corporate costs totaled $5.6 million and $6.6 million in three months ended March 31, 2025 and 2024, respectively. Corporate costs decreased $1.0 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to lower bank fees that were incurred in the prior year related to the sale of certain receivables under the terms of the factoring agreement in the three months ended March 31, 2024.

Interest expense decreased $8.5 million for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to less interest expense incurred on the Network Receivables Facility and on the Credit Agreement’s revolving credit facility which both were not drawn on during the first quarter of 2025. The decrease in interest expense was partially offset by increased debt of $300 million on the Term B-4 Loan that the Company entered into in the second quarter of 2024.

Other components of pension and postretirement benefit plans benefit increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a settlement gain of $1.0 million recorded in the first quarter of 2025 related to lump sum payments funded by the Hawaii defined benefit plan for union employees.

Other income, net totaled $7.1 million for the three months ended March 31, 2025 primarily due to interest income of $3.8 million and a patronage distribution of $6.7 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement. Income was partially offset by a net loss associated with the Company's interest rate swap agreements and interest rate cap agreements of $3.3 million.

Other income, net totaled $30.0 million for the three months ended March 31, 2024 primarily due to recording gains associated with the Company's interest rate swap agreements and interest rate cap agreements of $20.9 million in the three months ended March 31, 2024. In addition, in the three months ended March 31, 2024, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement and received insurance reimbursements of $3.0 million related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Loss from continuing operations before income taxes totaled $13.9 million for the three months ended March 31, 2025 and the three months ended March 31, 2024 as a result of the previously discussed trends.

The income tax provision for the three months ended March 31, 2025 for continuing operations was an expense of $0.5 million, despite a reported loss before income tax of $13.9 million. The tax expense reported is significantly lower than the $2.9 million benefit expected at statutory rates, due primarily to valuation allowances on additional disallowed interest expense deferred tax assets.

In the three months ended March 31, 2024, a significant tax expense was reported in continuing operations, despite a loss before income tax, due most notably to additional valuation allowances recorded in that comparable period. Additionally, a discrete tax expense item was recorded in the comparable period in order to record a deferred tax liability for the tax effect of the difference between book basis and tax basis in the Disposal Group.

Financial Condition, Liquidity, and Capital Resources

As of March 31, 2025, the Company had an accumulated deficit of $508.4 million and $1,723.4 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $14.4 million and $127.6 million of cash flows from operations during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $718.6 million of short-term liquidity, comprised of $287.4 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility due 2028 and $31.2 million available under the Network Receivables Facility.

As of March 31, 2025, the Company had no borrowings and $24.2 million of letters of credit outstanding under the Network Receivables Facility, leaving $31.2 million remaining availability on the total borrowing capacity of $55.4 million. Capacity on the Network Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables.

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

In March 2025, the Company executed an amendment to the Network Receivables Facility that increased the maximum borrowing limit for loans and letters of credit to $60.0 million, extended the termination date to March 2028 and extended the renewal date to March 2027.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.7 million and $6.1 million in patronage dividends in the three months ended March 31, 2025 and 2024, respectively.

The Company’s primary uses of cash are for working capital requirements, capital expenditures and debt service and, to a lesser extent, to fund pension and retiree medical obligations. The Company believes that cash on hand, operating cash flows, its Revolving Credit Facility due 2028, its Network Receivables Facility, and the expectation that the Company will continue to have access to capital markets to refinance debt and other obligations as they mature and come due, should allow the Company to meet its cash requirements for the foreseeable future.

As of March 31, 2025, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2025 totaled $14.4 million, a decrease of $113.2 million compared to the same period in the prior year. The decrease is primarily due to cash flows associated with the Disposal Group that are included in the prior year period but excluded in the current period as a result of the completion of the sale transaction in December 2024. Additionally, restructuring payments of $40.2 million in 2025 associated with initiatives executed in the fourth quarter of 2024 and first quarter of 2025, an increase of $33.2 million compared to payments of $7.0 million in the same period in the prior year, contributed to lower operating cash flows. These decreases to operating cash flows were partially offset by lower interest payments of $7.7 million, primarily due to no borrowings on the Network Receivables Facility or the Credit Agreement's revolving credit facility in the first quarter of 2025.

Cash used in investing activities during the three months ended March 31, 2025 totaled $143.2 million, a decrease of $13.3 million compared to the same period in the prior year due to decreased capital expenditures related to the Disposal Group of $4.3 million, decreased Network capital expenditures of $14.8 million primarily due to nonrecurring construction projects and vehicle purchases in the first quarter of 2024 partially offset by increased corporate related capital expenditures of $2.8 million compared to the same period in the prior year. The decrease of capital expenditures was partially offset by insurance reimbursements of $3.0 million received in the three months ended March 31, 2024 related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Cash used in financing activities during the three months ended March 31, 2025 totaled $44.5 million primarily due to the extinguishment of the Company's existing Paniolo financing arrangement of $21.4 million and a repayment of $18.9 million to resolve a temporary overdraft resulting from a miscommunication on payroll dates and related funding requirements.

Cash provided by financing activities during the three months ended March 31, 2024 totaled $38.3 million primarily due to net borrowings on the Revolving Credit Facility due 2026 and receivables facilities of $29.3 million and $10.1 million, respectively.

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete description of regulatory matters. There are no material changes for the three months ended March 31, 2025.

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

The Company’s most critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the three months ended March 31, 2025. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a description of the Company's market risks.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2025 and have concluded that there were no changes to Cincinnati Bell Inc.’s internal control over financial reporting during the first quarter of 2025 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a comprehensive listing of the Company’s risk factors. There are no material changes for the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Fourth Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/26/2024	3.2	1-8519
10.1	Second Amendment to Receivables Financing Agreement, dated as of March 21, 2025, by and among Cincinnati Bell Funding LLC, as Borrower, Cincinnati Bell Inc., as Servicer, the various Lenders, LC Participants and Group Agents party thereto, PNC Bank, National Association, as Administrator and Letter of Credit Bank, and PNC Capital Markets LLC, as Structuring Agent	8-K	3/24/2025	10.1	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a)					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	May 8, 2025	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	May 8, 2025	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer