Form 10-Q
period 2025-09-30
CINCINNATI BELL INC
filed 2025-11-12
CIK 716133

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of September 30, 2025, there were 100 common shares of the Company outstanding, all of which were held by Red Fiber Parent LLC. The Company is filing this Form 10-Q with the SEC on a voluntary basis.

TABLE OF CONTENTS

PART I. Financial Information

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$279.3	$274.7	$830.5	$819.1

Costs and expenses
Cost of services and products, excluding items below	112.9	132.6	355.8	398.2
Selling, general and administrative, excluding items below	62.5	65.3	172.5	191.4
Depreciation and amortization	85.9	80.1	257.8	237.8
Restructuring and severance related charges	1.1	0.9	4.6	0.8
Transaction and integration costs	1.0	—	1.8	0.1
Impairment of assets	—	3.1	—	3.1
Total operating costs and expenses	263.4	282.0	792.5	831.4
Operating income (loss)	15.9	(7.3)	38.0	(12.3)
Interest expense	32.4	46.6	98.7	133.5
Other components of pension and postretirement benefit plans benefit	(1.1)	(3.2)	(3.7)	(4.7)
Other (income) expense, net	(3.3)	20.4	(13.5)	(16.1)
Loss from continuing operations before income taxes	(12.1)	(71.1)	(43.5)	(125.0)
Income tax expense (benefit)	4.1	(1.0)	5.2	30.2
Loss from continuing operations	(16.2)	(70.1)	(48.7)	(155.2)
Income (loss) from discontinued operations (net of tax)	—	8.7	(13.9)	18.6
Net loss	$(16.2)	$(61.4)	$(62.6)	$(136.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(16.2)	$(61.4)	$(62.6)	$(136.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	—	1.3	—	(2.3)
Defined benefit plans:
Net gain arising from remeasurement during the period, net of tax of $1.6, $2.2, $2.0, $1.3	4.9	6.7	6.1	3.9
Amortization of prior service benefits included in loss from continuing operations, net of tax of ($0.1), ($0.1), ($0.2), ($0.2)	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of net actuarial gain included in loss from continuing operations, net of tax of ($0.3), ($0.2), ($0.9), ($0.7)	(1.0)	(0.8)	(2.9)	(2.3)
Settlement gains reclassified to loss from continuing operations, net of tax of ($0.5), ($0.6), ($0.9), ($0.7)	(1.5)	(2.2)	(2.9)	(2.5)
Total other comprehensive income (loss)	2.3	4.9	(0.1)	(3.6)
Total comprehensive loss	$(13.9)	$(56.5)	$(62.7)	$(140.2)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(Dollars in millions)

(Unaudited)

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at June 30, 2025	$2,316.1	$(526.5)	$32.6	$1,822.2
Net loss	—	(16.2)	—	(16.2)
Other comprehensive income	—	—	2.3	2.3
Balance at September 30, 2025	$2,316.1	$(542.7)	$34.9	$1,808.3

Balance at June 30, 2024	$2,116.1	$(426.0)	$19.7	$1,709.8
Net loss	—	(61.4)	—	(61.4)
Other comprehensive income	—	—	4.9	4.9
Balance at September 30, 2024	$2,116.1	$(487.4)	$24.6	$1,653.3

	Additional Paid-in		Accumulated Other Comprehensive
	Capital	Accumulated Deficit	Income (Loss)	Total
Balance at December 31, 2024	$2,316.1	$(480.1)	$35.0	$1,871.0
Net loss	—	(62.6)	—	(62.6)
Other comprehensive loss	—	—	(0.1)	(0.1)
Balance at September 30, 2025	$2,316.1	$(542.7)	$34.9	$1,808.3

Balance at December 31, 2023	$2,116.1	$(350.8)	$28.2	$1,793.5
Net loss	—	(136.6)	—	(136.6)
Other comprehensive loss	—	—	(3.6)	(3.6)
Balance at September 30, 2024	$2,116.1	$(487.4)	$24.6	$1,653.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$151.9	$460.7
Receivables, less allowances of $16.0 and $15.0	89.3	96.4
Inventory, materials and supplies	82.2	82.3
Prepaid expenses	24.9	23.1
Other current assets	105.3	10.3
Total current assets	453.6	672.8
Property, plant and equipment, net	2,809.1	2,625.3
Operating lease right-of-use assets	82.0	77.4
Goodwill	566.7	566.7
Intangible assets, net	313.5	353.4
Other noncurrent assets	77.8	166.8
Total assets	$4,302.7	$4,462.4
Liabilities and Shareowners’ Equity
Current liabilities
Current portion of long-term debt	$26.4	$45.6
Accounts payable	177.7	174.8
Unearned revenue and customer deposits	49.2	50.6
Accrued taxes	12.6	10.2
Accrued interest	2.7	0.9
Accrued payroll and benefits	34.9	36.4
Accrued restructuring	0.6	40.4
Other current liabilities	117.8	26.8
Total current liabilities	421.9	385.7
Long-term debt, less current portion	1,684.3	1,720.2
Operating lease liabilities	82.0	77.5
Pension and postretirement benefit obligations	100.4	111.3
Pole license agreement obligation	36.3	37.8
Deferred income tax liabilities	26.3	20.4
Other noncurrent liabilities	143.2	238.5
Total liabilities	2,494.4	2,591.4
Shareowners’ equity
Additional paid-in capital	2,316.1	2,316.1
Accumulated deficit	(542.7)	(480.1)
Accumulated other comprehensive income	34.9	35.0
Total shareowners' equity	1,808.3	1,871.0
Total liabilities and shareowners’ equity	$4,302.7	$4,462.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

Cincinnati Bell Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024*
Cash flows from operating activities
Net loss	$(62.6)	$(136.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	257.8	243.5
Impairment of assets	—	3.1
Provision for credit loss on receivables	8.1	7.2
Unrealized loss on interest rate swaps	9.6	11.2
Noncash portion of interest expense	6.3	6.6
Deferred income taxes	5.8	30.7
Pension and other postretirement payments in excess of expense	(11.7)	(11.4)
Settlement adjustment on sale of discontinued operations	14.5	—
Other, net	(2.4)	(5.3)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(1.0)	102.4
(Increase) decrease in inventory, materials, supplies, prepaid expenses and other current assets	(5.7)	16.8
Decrease in accounts payable	(4.4)	(58.5)
Decrease in accrued and other current liabilities	(45.7)	(8.8)
Increase in other noncurrent assets	(6.8)	(16.7)
(Decrease) increase in other noncurrent liabilities	(3.9)	1.5
Net cash provided by operating activities	157.9	185.7
Cash flows from investing activities
Capital expenditures	(399.9)	(417.0)
Final selling price adjustment from sale of discontinued operations	(14.5)	—
Proceeds from sale of assets	5.8	—
Acquisition of fiber and cable assets	—	(1.4)
Insurance proceeds received for damage to equipment	0.6	3.5
Other, net	(0.3)	(0.3)
Net cash used in investing activities	(408.3)	(415.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	6.5	307.1
Net decrease in corporate credit facility with initial maturities less than 90 days	—	(32.5)
Proceeds from borrowings on receivables facilities	—	1,085.1
Payments on receivables facilities	—	(1,101.7)
Repayment of debt	(64.7)	(23.8)
Payment of debt issuance costs	(2.0)	(3.8)
Net cash (used in) provided by financing activities	(60.2)	230.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(310.6)	0.9
Cash, cash equivalents and restricted cash at beginning of period	465.8	12.5
Cash, cash equivalents and restricted cash at end of period	$155.2	$13.4
Noncash investing and financing transactions:
Acquisition of property by assuming debt and other noncurrent liabilities	$—	$3.7
Acquisition of property on account	$78.5	$60.0

*Cash flows information includes cash flows from discontinued operations, prior to the sale of the CBTS and OnX businesses on December 2, 2024, for the nine months ended September 30, 2024 and the final selling price adjustment for the nine months ended September 30, 2025

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Accounting Policies

Description of Business — Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. The Company generates a large portion of its revenue by serving customers in two distinct regions. These regions are defined by the Company as 1) Greater Cincinnati, which consists of Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana, Dayton, Ohio, and Columbus, Ohio and 2) Hawaii, which consists of the island of Oahu and the neighboring islands. The Company operates its business through one reportable segment, Network. All revenue is generated from U.S. operations.

Basis of Presentation — The Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair statement of the results of operations, other comprehensive income, financial position and cash flows for each period presented.

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

Business Combinations — In accounting for business combinations, we apply the accounting requirements of Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires the recording of net assets of acquired businesses at fair value. In developing fair value estimates for acquired assets and assumed liabilities, management analyzes a variety of factors including market data, estimated future cash flows of the acquired operations, industry growth rates, current replacement cost for fixed assets, and market rate assumptions for contractual obligations. Such a valuation requires management to make significant estimates and assumptions, particularly with respect to the intangible assets. In addition, any contingent consideration is presented at fair value at the date of acquisition, and transaction costs are expensed as incurred. The Company reports in its Condensed Consolidated Financial Statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period.

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

Variable Interest Entity — The Company holds an interest in a limited liability company, Digital Access Ohio LLC (“DAO”), that is considered a variable interest entity ("VIE") in accordance with the guidance of ASC 810 “Consolidation.” DAO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of DAO as it has the power over the activities that most significantly impact the economic performance of DAO and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to DAO. As a result, the Company consolidated DAO, and all significant intercompany accounts have been eliminated. For the three and nine months ended September 30, 2025 and 2024, results of operations of DAO were not significant.

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

Cash, Cash Equivalents and Restricted Cash — Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. Restricted cash as of September 30, 2025 consists of funds held in an escrow account for the payment of an invoice and funds held by DAO. Restricted cash as of December 31, 2024 consists of funds held by DAO. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Condensed Consolidated Statements of Cash Flows. A reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$151.9	$460.7
Restricted cash included in Other noncurrent assets	3.3	5.1
Cash, cash equivalents and restricted cash per Condensed Consolidated Statements of Cash Flows	$155.2	$465.8

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

In August 2023, wildfires ignited on Maui and Hawaii islands and spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused widespread damage to Lahaina town on the island of Maui and the surrounding area, including physical loss and damage to certain of the Company’s fiber and copper assets and Company owned equipment located on customer premises. The Company experienced the loss of business income immediately following the fires and is expected to continue to experience loss of business income in the affected areas. The Company has filed insurance claims for the physical loss and damages experienced in Lahaina and for business income losses. In the third quarter of 2025, the Company received insurance proceeds of $2.1 million for business interruption, and recorded the amount to "Cost of services and products" on the Condensed Consolidated Statements of Operations. In the first quarter of 2024, the Company received insurance reimbursements of $3.0 million that exceeded the net book value related to the physical loss and damage claims, and recorded the amount to "Other (income) expense, net" on the Condensed Consolidated Statements of Operations. The Company has received life-to-date insurance reimbursements of $7.0 million related to this claim that have exceeded the net book value related to the physical loss and damage claims.

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

In the first quarter of 2025, the general liability of $97.5 million related to this matter was reclassed from "Other noncurrent liabilities" to "Other current liabilities" in the Condensed Consolidated Balance Sheets as the payment is expected to be made in 2026. The offsetting receivable of $96.6 million associated with amounts expected to be reimbursed by insurance was also reclassed from "Other noncurrent assets," to "Other current assets" in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the balance remains at $97.5 million recorded to "Other current liabilities" and the offsetting receivable of $96.6 million recorded to "Other current assets" in the Condensed Consolidated Balance Sheets.

Legal expenses related to this matter were $0.4 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively. The Company has incurred life-to-date legal fees related to this matter of $13.8 million since August of 2023. The Company collected $3.6 million from their insurance provider to reimburse a portion of professional fees incurred.

Income and Operating Taxes

Income taxes — In accordance with ASC 740-270, the Company’s income tax provision for interim periods is determined through the use of an estimated annual effective tax rate applied to year-to-date ordinary income/loss plus or minus the tax effects of discrete items. The income tax provision for the three months ended September 30, 2025 for continuing operations was an expense of $4.1 million, despite a loss before income tax of $12.1 million. The tax expense reported is significantly lower than the $2.5 million benefit expected at statutory rates, due primarily to valuation allowances on net operating loss deferred tax assets.

Income tax expense was reported in the three months ended September 30, 2025 for continuing operations, despite a loss before income tax, whereas an income tax benefit was reported on a loss before income tax in the comparable period of 2024 for continuing operations. Valuation allowances recorded against net operating loss deferred tax assets had a significant impact on income tax expense recorded in both periods.

The income tax provision for the nine months ended September 30, 2025 for continuing operations was an expense of $5.2 million, despite a loss before income tax of $43.5 million. The tax expense reported is significantly lower than the $9.1 million benefit expected at statutory rates, due primarily to valuation allowances on net operating loss deferred tax assets.

In the nine months ended September 30, 2024, a significant tax expense was reported in continuing operations, despite a loss before income tax, due most notably to additional valuation allowances recorded in that comparable period. Additionally, a discrete tax expense item was recorded in the comparable period in order to record a deferred tax liability for the tax effect of the difference between book basis and tax basis in the Disposal Group.

On July 4, 2025, the U.S. signed into law the One Big Beautiful Bill Act (“OBBBA”), which included various provisions specific to businesses. Of particular significance to the Company are the changes that OBBBA made to the limitation on the deductibility of interest expense. The Company is now able to deduct significantly more interest expense than it was prior to the enactment of OBBBA. A discrete tax adjustment of $2.5 million was recorded in the reporting period for the release of valuation allowances on deferred tax assets as a result of the impacts of OBBBA.

Operating taxes — Certain operating taxes such as property, sales, use, and gross receipts taxes are reported as expenses in operating income primarily within cost of services and products. These taxes are not included in income tax expense because the amounts to be paid are not dependent on our level of income. Liabilities for audit exposures are established based on management's assessment of the probability of payment. The provision for such liabilities is recognized as property, plant and equipment, operating tax expense, or depreciation expense depending on the nature of the audit exposure. Upon resolution of an audit, any remaining liability not paid is released against the account in which it was originally recorded. Certain telecommunication taxes and surcharges that are collected from customers are also recorded as revenue; however, in accordance with ASC 606, revenue associated with these charges is excluded from the transaction price.

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

Segment — The Company provides products and services that can be categorized as Data, Video, Voice or Other that represent 100% of the Company’s consolidated sales from continuing operations. Since the February 2, 2024 definitive purchase agreement with TowerBrook to purchase the Disposal Group (Note 9), the Company aggregates its products and services delivered across all geographical markets into one reportable segment, the Network business, due to the products and services having similar economic characteristics with similar long-term financial performance. In addition, the Company’s geographical markets offer customers similar products, have similar distribution methods, operate in similar regulatory environments, purchase the majority of capital required to build the network to deliver the services from similar (and in many cases identical) vendors, and serve similar types of customers. Operating divisions are organized primarily on a legal entity basis so that the operating division management team can be responsive to local needs and can execute company strategic plans and initiatives throughout the locations in their operating division. The legal entity basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker, assesses performance internally. All of the Company’s continuing operations are domestic.

Recently Issued Accounting Standards

Accounting Standards Recently Adopted

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments within ASU 2023-07 are required to be applied on a retrospective basis. The Company adopted the new standard in the fourth quarter of 2024 and applied the amendment on a retrospective basis. The Company’s adoption of the standard provides enhanced disclosure surrounding its Chief Operating Decision Maker and the relevant measure of segment profit or loss used to assess performance and allocate resources for the Network business, the Company’s single reportable segment. The newly adopted standard also provides further clarity surrounding significant segment expenses within the Company’s Network segment, presented in Note 11 Business Segment Information.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") which removes the prescriptive software development stages and replaces them with a probable-to-complete recognition threshold. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The update may be applied using a prospective, modified or retrospective transition approach. The Company is currently evaluating the effects of ASU 2025-06 on its consolidated financial statements and related disclosures.

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

As of September 30, 2025, our estimated revenue, including a financing component, expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially unsatisfied) is $213.5 million. In the third quarter of 2024, the Company was awarded a contract of $50.0 million to subsidize broadband expansion in Southwest Ohio. The revenue is expected to be recognized beginning in 2026. Certain IRU contracts extend for periods of up to 30 years and are invoiced at the beginning of the contract term. The revenue from such contracts is recognized over time as services are provided over the contract term. The expected revenue to be recognized for existing customer contracts is as follows:

(dollars in millions)
Three months ended December 31, 2025	$4.9
2026	24.8
2027	43.6
2028	30.0
2029	10.3
Thereafter	99.9

The Company has identified four distinct performance obligations, namely Data, Voice, Video, and Other. For each of the Data, Voice, and Video services, service is delivered to the customer continuously and in a substantially similar manner for each period of the agreement, the customer takes full control over the services as the service is delivered, and as such, Data, Voice, and Video are identified to be a series of distinct services. Services provided can be categorized into three main categories consisting of Strategic, Legacy and Other. The Strategic and Legacy categories may include one or more of the aforementioned performance obligations. Data services include internet access, digital subscriber lines, ethernet, routed network services, SONET (Synchronous Optical Network), dedicated internet access, wavelength, digital signal, IRU revenue and revenue associated with the SEA-US cable system. Voice services include traditional and fiber voice lines, switched access, digital trunking, consumer and business long distance calling, and certain communications services including data and VoIP services, tailored solutions that include converged IP communications of data, voice and mobility applications, MPLS (Multi-Protocol Label Switching) and conferencing services. Video services are offered through our fiber network to residential and commercial customers based on various standard plans with the opportunity to add premium channels. To receive video services, customers are required to use the Company's set top boxes that are billed as part of the monthly recurring service. Set top boxes are not considered a separate performance obligation from video because the equipment is necessary for the service to operate and the customer has no alternative use for the equipment.

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

Contract Balances

The Company recognizes incremental fulfillment costs as an asset when installation expenses are incurred as part of performing the agreement for Data, Voice and Video product offerings in which the contract life is longer than one year. These fulfillment costs are amortized ratably over the expected life of the customer, which is representative of the expected period of benefit of the asset capitalized. The expected life of the customer is determined utilizing the average churn rate for each product. The Company calculates average churn based on the historical average customer life. We also recognize an asset for incremental fulfillment costs for certain Voice services that require us to incur installation and provisioning expenses, which is amortized over the average contract term. Customer churn rates and average contract term assumptions are reviewed on an annual basis. Fulfillment costs are capitalized to “Other noncurrent assets.” The related amortization expense is recorded to “Cost of services and products.”

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

The following table presents the activity for the Company’s contract assets:

(dollars in millions)	Fulfillment Costs	Costs of Acquisition	Total
Balance as of December 31, 2024	$5.2	$23.8	$29.0
Additions	0.4	3.0	3.4
Amortization	(0.5)	(2.0)	(2.5)
Balance as of March 31, 2025	5.1	24.8	29.9
Additions	0.4	3.1	3.5
Amortization	(0.5)	(2.0)	(2.5)
Balance as of June 30, 2025	5.0	25.9	30.9
Additions	0.3	3.0	3.3
Amortization	(0.4)	(2.0)	(2.4)
Balance as of September 30, 2025	$4.9	$26.9	$31.8

The Company recognizes a liability for cash received up-front for IRU contracts. At September 30, 2025 and December 31, 2024, $4.8 million and $4.3 million, respectively, of contract liabilities were included in "Other current liabilities." At September 30, 2025 and December 31, 2024, $89.6 million and $89.4 million, respectively, of contract liabilities were included in "Other noncurrent liabilities."

Disaggregated Revenue

The following table presents revenues disaggregated by product and service lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Data	$160.8	$146.8	$476.4	$431.6
Video	38.1	44.9	115.7	134.8
Voice	51.3	56.3	160.5	173.2
Other	29.1	26.7	77.9	79.5
Total Revenue	$279.3	$274.7	$830.5	$819.1

3. Goodwill and Intangible Assets

Goodwill

As of September 30, 2025 and December 31, 2024, the goodwill balance totaled $566.7 million. No impairment losses were recognized in goodwill for the three and nine months ended September 30, 2025 and 2024.

Intangible Assets

The Company’s intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
(dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization
Customer relationships	$545.0	$(247.9)	$297.1	$545.0	$(208.2)	$336.8
Trade names	22.4	(20.8)	1.6	22.4	(20.6)	1.8
Technology	1.1	(0.6)	0.5	1.1	(0.5)	0.6
Total	568.5	(269.3)	299.2	568.5	(229.3)	339.2
Intangible assets not subject to amortization
FCC licenses and spectrum usage rights	7.5		7.5	7.4	—	7.4
Perpetual licenses	6.8		6.8	6.8	—	6.8
Total intangible assets	$582.8	$(269.3)	$313.5	$582.7	$(229.3)	$353.4

The finite-lived intangible assets are amortized over their useful lives based on a number of assumptions, including the estimated period of economic benefit and utilization.

Amortization expense for finite-lived intangible assets was $13.3 million and $40.0 million for the three and nine months ended September 30, 2025, respectively. Amortization expense for finite-lived intangible assets was $15.7 million and $48.1 million for the three and nine months ended September 30, 2024, respectively. No impairment losses were recognized on intangible assets for the three and nine months ended September 30, 2025 and 2024.

The estimated useful lives for each finite-lived intangible asset class are as follows:

Customer relationships	15 years
Trade names	3 to 10 years
Technology	7 years

The annual estimated amortization expense for future years is as follows:

(dollars in millions)
Three months ending December 31, 2025	$13.4
2026	48.9
2027	44.4
2028	39.8
2029	35.2
Thereafter	117.5
Total	$299.2

4. Debt and Other Financing Arrangements

The Company’s debt consists of the following:

(dollars in millions)	September 30, 2025	December 31, 2024
Current portion of long-term debt:
Credit Agreement - Term B-1 Loans	$5.0	$5.0
Credit Agreement - Term B-3 Loans	2.0	2.0
Credit Agreement - Term B-4 Loans	—	9.3
Credit Agreement - Term B-5 Loans	9.3	—
Other bank debt	—	18.9
Paniolo Fiber Assets Financing Arrangement	—	0.5
Finance lease liabilities	10.1	9.9
Current portion of long-term debt	26.4	45.6
Long-term debt, less current portion:
Credit Agreement - Term B-1 Loans	476.3	480.0
Credit Agreement - Term B-3 Loans	193.5	195.0
Credit Agreement - Term B-4 Loans	—	921.3
Credit Agreement - Term B-5 Loans	916.7	—
Various Cincinnati Bell Telephone notes (1)	86.1	93.8
Paniolo Fiber Assets Financing Arrangement	—	20.9
Digital Access Ohio Advance	10.3	10.3
Finance lease liabilities	35.4	37.7
	1,718.3	1,759.0
Net unamortized discount	(4.9)	(5.8)
Unamortized note issuance costs	(29.1)	(33.0)
Long-term debt, less current portion	1,684.3	1,720.2
Total debt	$1,710.7	$1,765.8
(1)
As of September 30, 2025 and December 31, 2024, the net carrying amount of the Various Cincinnati Bell Telephone notes included an unamortized fair value adjustment recorded on the Company's merger date, September 7, 2021, of $4.5 million and $5.9 million, respectively. The adjustment is amortized over the life of the notes and is recorded as a reduction of interest expense.

Credit Agreement

In September 2025, the Company entered into an amendment (the "Amendment No. 6") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of senior secured term loans (the “Term B-5 Loans”). The proceeds of the Term B-5 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-4 Loans and to pay fees and expenses in connection with the refinancing of the Term B-4 Loans. The other material terms, conditions and covenants of the Credit Agreement were unchanged by Amendment No. 6.

The Company incurred deferred financing costs of $0.8 million related to the issuance of the Term B-5 Loans and capitalized the amount as a reduction to the outstanding debt balance in 2025. In addition, the Company incurred deferred financing costs of $0.6 million and $0.3 million related to Term B-1 Loans and Term B-3 Loans, respectively, related to the reduction in the interest rate margin and capitalized the amounts as a reduction to the outstanding debt balance in 2025.

The September 2025 amendment was accounted for as a modification of the Term Loans. Accordingly, no loss was recorded and new financing costs deferred are being amortized over the new and amended maturities of the term loan.

The Company had no outstanding borrowings on the Credit Agreement’s revolving credit facility, leaving $400.0 million available for borrowings as of September 30, 2025. The revolving credit facility matures in August 2028, and the Term B-1 Loans, Term B-3 Loans and Term B-5 Loans under the Credit Agreement mature in November 2028.

Accounts Receivable Securitization Facility

As of September 30, 2025, the Company had no borrowings and $26.7 million of letters of credit outstanding under the Network Receivables Facility, leaving $32.2 million remaining availability on the total borrowing capacity of $58.9 million. The maximum borrowing limit for loans and letters of credit under the Network Receivables Facility is $60.0 million, in the aggregate. The available borrowing capacity on the facility is calculated monthly based on the quantity and quality of outstanding accounts receivable, and thus may be lower than the maximum borrowing limit.

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

Under the Network Receivables Facility, certain U.S. subsidiaries, as originators, sell their respective trade receivables on a continuous basis to Cincinnati Bell Funding LLC (“CBF”), a wholly-owned consolidated subsidiary of the Company. Although CBF is a wholly-owned consolidated subsidiary of the Company, CBF is legally separate from the Company and each of the Company’s other subsidiaries. Upon and after the sale or contribution of the accounts receivable to CBF, such accounts receivable are legally assets of CBF and, as such, are not available to creditors of other subsidiaries or the parent company.

Cincinnati Bell Telephone Notes ("CBT Notes")

CBT Notes consist of remaining principal of 6.30% unsecured senior notes due 2028, which are guaranteed on a subordinated basis by the Company but not its subsidiaries. The CBT Notes may be redeemed at any time and are subject to customary events of default.

In July 2025, the Company redeemed $6.3 million of the CBT Notes resulting in a gain on extinguishment of debt of $0.4 million.

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

Supplemental balance sheet information related to the Company's leases is as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2025	December 31, 2024
Operating lease assets, net of amortization	Operating lease right-of-use assets	$82.0	$77.4
Finance lease assets, net of amortization	Property, plant and equipment, net	23.8	19.8
Operating lease liabilities:
Current operating lease liabilities	Other current liabilities	7.0	6.4
Noncurrent operating lease liabilities	Operating lease liabilities	82.0	77.5
Total operating lease liabilities		89.0	83.9
Finance lease liabilities:
Current finance lease liabilities	Current portion of long-term debt	10.1	9.9
Noncurrent finance lease liabilities	Long-term debt, less current portion	35.4	37.7
Total finance lease liabilities		$45.5	$47.6

.

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Supplemental Cash Flows Information *
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2.5	$3.0
Operating cash flows from operating leases	$4.8	$8.3
Financing cash flows from finance leases	$8.4	$11.5
Right-of-use assets obtained in exchange for lease obligations:
New operating leases	$9.7	$20.0
New finance leases	$6.5	$8.3

*Supplemental cash flows information includes cash flows from discontinued operations for the nine months ended September 30, 2024.

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

In the third quarter of 2025, the Company entered into four forward starting non-amortizing interest rate swaps to convert variable rate debt to fixed rate debt. The interest rate swaps have notional amounts of $225.0 million, $150.0 million, $125.0 million and $100.0 million resulting in interest payments based on an average fixed rate per swap of 3.1475%, 3.1530%, 3.1570% and 3.1615%, respectively, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swaps will commence in June 2026 and expire in July 2028.

In the first quarter of 2024, the Company entered into a forward starting non-amortizing interest rate swap to convert variable rate debt to fixed rate debt. The interest rate swap has a notional amount of $200.0 million resulting in interest payments based on an average fixed rate per swap of 4.3030%, plus the applicable margin per the requirements in the Credit Agreement. The interest rate swap expired in July 2025.

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

As of September 30, 2025, the fair values of the interest rate swaps and interest rate caps are recorded in the Condensed Consolidated Balance Sheets as follows:

(dollars in millions)	Balance Sheet Location	September 30, 2025	Quoted Prices in active markets Level 1	Significant observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Interest Rate Swap	Other current assets	$2.4	$—	$2.4	$—
Liabilities:
Interest Rate Swap	Other current liabilities	$0.3	$—	$0.3	$—
Interest Rate Swap	Other noncurrent liabilities	$1.0	$—	$1.0	$—
Interest Rate Cap	Other current liabilities	$0.2	$—	$0.2	$—

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

The following table summarizes the location of losses (gains) in the Condensed Consolidated Statements of Operations that were recognized during the three and nine months ended September 30, 2025 and 2024, in addition to the derivative contract type:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Statement of Operations Location	2025	2024	2025	2024
Interest Rate Swap	Other (income) expense, net	$(0.9)	$14.9	$1.8	$(4.9)
Interest Rate Cap	Other (income) expense, net	$(0.1)	$5.6	$—	$(1.9)

Disclosure on Financial Instruments

The carrying values of the Company's financial instruments approximate the estimated fair values as of September 30, 2025 and December 31, 2024, except for the Company's long-term debt and other financing arrangements. The carrying and fair values of these items are as follows:

	September 30, 2025		December 31, 2024
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion*	$1,694.3	$1,696.9	$1,751.2	$1,755.5
Other financing arrangements	39.3	40.8	40.8	39.2

*Excludes finance leases, other financing arrangements and note issuance costs

The fair value of our long-term debt was based on closing or estimated market prices of the Company’s debt at September 30, 2025 and December 31, 2024, which is considered Level 2 of the fair value hierarchy. The fair value of the other financing arrangements was calculated using a discounted cash flow model that incorporates current borrowing rates for obligations of similar duration, which is considered Level 3 of the fair value hierarchy. As of September 30, 2025, the current borrowing rate was estimated by applying the Company's credit spread to the risk-free rate for a similar duration borrowing.

7. Pension and Postretirement Plans

As of September 30, 2025, the Company sponsors three noncontributory defined benefit plans and a postretirement health and life insurance plan in Greater Cincinnati (collectively, the "Cincinnati Plans"), and one noncontributory defined benefit plan for union employees and two postretirement health and life insurance plans for Hawaiian Telcom employees (collectively, the "Hawaii Plans").

In the third quarter of 2025, the Hawaiian Telcom defined benefit plan for union employees made lump sum payments of $4.6 million resulting in a reduction of the benefit obligation of $4.6 million. The Company recorded a pension settlement gain of $0.5 million in the third quarter of 2025 as a result of the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost components of the net pension cost.

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

In the third quarter of 2025, the Company purchased a group annuity contract to transfer a portion of its pension liability and related responsibility for benefit payments of certain in-pay participants and beneficiaries within our existing defined benefit plans. Additionally, the Greater Cincinnati defined benefit plan for management employees and for union employees made lump sum payments of $1.4 million and $3.9 million, respectively, resulting in a reduction of the benefit obligation of $1.4 million and $3.9 million, respectively. The Company recorded a pension settlement gain of $1.5 million in the third quarter of 2025 as a result of the annuity purchases and the lump sum payments to the plan participants exceeding the sum of the service cost and the interest cost component of the net pension cost for each of the pension plans.

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

In accordance with ASC 715, only the service cost component of net benefit cost is eligible for capitalization, which was immaterial for the three and nine months ended September 30, 2025 and 2024.

Pension and postretirement (benefits) costs are as follows:

	Three Months Ended September 30,
	2025	2024	2025	2024
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.1	$0.1
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	3.0	5.0	1.2	1.3
Expected return on plan assets	(1.8)	(5.5)	—	—
Amortization of:
Prior service benefit	—	—	(0.2)	(0.2)
Actuarial gain	(0.1)	—	(1.2)	(1.0)
Pension settlement gain	(2.0)	(2.8)	—	—
Pension / postretirement (benefit) cost	$(0.9)	$(3.3)	$(0.1)	$0.2

	Nine Months Ended September 30,
	2025	2024	2025	2024
(dollars in millions)	Pension Benefits		Postretirement and Other Benefits
Service cost	$—	$—	$0.2	$0.3
Other components of pension and postretirement benefit plans expense:
Interest cost on projected benefit obligation	10.6	15.1	3.7	3.8
Expected return on plan assets	(9.6)	(16.8)	—	—
Amortization of:
Prior service benefit	—	—	(0.6)	(0.6)
Actuarial gain	(0.2)	(0.1)	(3.6)	(2.9)
Pension settlement gain	(3.8)	(3.2)	—	—
Postretirement curtailment gain	—	—	(0.2)	—
Pension / postretirement (benefit) cost	$(3.0)	$(5.0)	$(0.5)	$0.6

Amortization of prior service benefit and actuarial gain in the three and nine months ended September 30, 2025 and 2024 represent reclassifications from accumulated other comprehensive income.

For the nine months ended September 30, 2025, contributions to the qualified pension plans were $1.7 million, and contributions to the non-qualified pension plans were $1.8 million. For the nine months ended September 30, 2024, contributions to the qualified pension plans were $0.6 million and contributions to the non-qualified pension plans were $1.4 million. Based on current assumptions, total contributions are expected to be approximately $2 million to the qualified pension plans and approximately $2 million to the non-qualified pension plans in 2025.

For the nine months ended September 30, 2025 and 2024, contributions to our postretirement plans were $4.7 million and $5.0 million, respectively. Management expects to make total cash payments of approximately $7 million related to its postretirement health plans in 2025.

8. Equity

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component were as follows:

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of June 30, 2025	$32.6		$—	$32.6
Remeasurement of benefit obligations	4.9		—	4.9
Reclassifications, net	(2.6)	(a)	—	(2.6)
Balance as of September 30, 2025	$34.9		$—	$34.9

Balance as of June 30, 2024	$28.3		$(8.6)	$19.7
Remeasurement of benefit obligations	6.7		—	6.7
Reclassifications, net	(3.1)	(a)	—	(3.1)
Foreign currency gain	—		1.3	1.3
Balance as of September 30, 2024	$31.9		$(7.3)	$24.6

(dollars in millions)	Unrecognized Net Periodic Pension and Postretirement Benefit (Cost)		Foreign Currency Translation Gain (Loss)	Total
Balance as of December 31, 2024	$35.0		$—	$35.0
Remeasurement of benefit obligations	6.1		—	6.1
Reclassifications, net	(6.2)	(a)	—	(6.2)
Balance as of September 30, 2025	$34.9		$—	$34.9

Balance as of December 31, 2023	$33.2		$(5.0)	$28.2
Remeasurement of benefit obligations	3.9		—	3.9
Reclassifications, net	(5.2)	(a)	—	(5.2)
Foreign currency loss	—		(2.3)	(2.3)
Balance as of September 30, 2024	$31.9		$(7.3)	$24.6

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

Financial results of the Disposal Group for the three and nine months ended September 30, 2024 reported as Income from discontinued operations (net of tax) on the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$184.6	$545.6
Costs and expenses
Cost of services and products, excluding items below	124.4	370.6
Selling, general and administrative, excluding items below	37.9	122.7
Depreciation and amortization	—	5.7
Restructuring and severance related charges	0.5	2.8
Transaction costs	9.4	19.7
Total operating costs and expenses	172.2	521.5
Operating income	12.4	24.1
Interest expense	0.4	1.1
Other expense (income), net	0.4	(0.9)
Income from discontinued operations before income taxes	11.6	23.9
Income tax expense	2.9	5.3
Net income from discontinued operations	$8.7	$18.6

The following is selected operating and investing cash flow activity from discontinued operations included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
Depreciation and amortization	$—	$5.7
Settlement adjustment on sale of discontinued operations	$(14.5)	$—
Capital expenditures	$—	$(14.6)

10. Restructuring and Severance

Liabilities have been established for employee separations and contract terminations. A summary of activity in the restructuring liability is shown below:

(dollars in millions)	Employee Separation	Contract Terminations	Total
Balance as of December 31, 2024	$40.2	$0.2	$40.4
Charges	3.7	—	3.7
Payments	(40.2)	—	(40.2)
Balance as of March 31, 2025	$3.7	$0.2	$3.9
Payments	(0.5)	—	(0.5)
Reversals	—	(0.2)	(0.2)
Balance as of June 30, 2025	$3.2	$—	$3.2
Charges	1.1	—	1.1
Payments	(3.7)	—	(3.7)
Balance as of September 30, 2025	$0.6	$—	$0.6

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

Severance charges of $3.7 million and $1.1 million recorded in the first and third quarters of 2025, respectively, are related to the continuation of the 2024 VSP offered to certain employees in the Network segment.

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

A summary of restructuring activity is presented below:

(dollars in millions)	Network	Corporate	Total
Balance as of December 31, 2024	$39.2	$1.2	$40.4
Charges	3.7	—	3.7
Payments	(39.1)	(1.1)	(40.2)
Balance as of March 31, 2025	$3.8	$0.1	$3.9
Payments	(0.5)	—	(0.5)
Reversals	(0.2)	—	(0.2)
Balance as of June 30, 2025	$3.1	$0.1	$3.2
Charges	1.1	—	1.1
Payments	(3.6)	(0.1)	(3.7)
Balance as of September 30, 2025	$0.6	$—	$0.6

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

Certain corporate administrative expenses have been allocated to the Network segment based upon the nature of the expense.

Our business segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenue
Network	$279.3	$274.7	$830.5	$819.1
Total revenue	$279.3	$274.7	$830.5	$819.1
Operating income (loss)
Network	$22.6	$(3.3)	$56.5	$4.7
Corporate	(6.7)	(4.0)	(18.5)	(17.0)
Total operating income (loss)	$15.9	$(7.3)	$38.0	$(12.3)
Expenditures for long-lived assets*
Network	$110.5	$115.8	$390.9	$403.8
Corporate	3.1	—	9.0	—
Total expenditures for long-lived assets	$113.6	$115.8	$399.9	$403.8
Depreciation and amortization
Network	$85.3	$80.1	$257.1	$237.7
Corporate	0.6	—	0.7	0.1
Total depreciation and amortization	$85.9	$80.1	$257.8	$237.8

* Includes cost of acquisitions

The following table provides information about the Network segment significant expenses that are reviewed by the CODM, that are not separately presented on the Company's consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Network Revenue	$279.3	$274.7	$830.5	$819.1
Less: Significant and other segment expenses
Employee and related costs	47.6	58.0	137.6	170.2
Programming expense	34.6	37.9	105.2	114.8
Network expense	6.2	7.6	19.6	25.1
Contract services	21.5	25.8	66.5	72.9
Other expenses	60.4	67.7	183.4	192.9
Depreciation and amortization	85.3	80.1	257.1	237.7
Restructuring and severance related charges	1.1	0.9	4.6	0.8
Network operating costs and expenses	256.7	278.0	774.0	814.4
Network operating income (loss)	$22.6	$(3.3)	$56.5	$4.7

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

Introduction

This Management’s Discussion and Analysis section provides an overview of Cincinnati Bell Inc.’s financial condition as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and accompanying notes as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Results for interim periods may not be indicative of results for the full year or any other interim period.

Business Overview

Cincinnati Bell Inc. and its consolidated subsidiaries ("Cincinnati Bell," "we," "our," "us" or the "Company") provide integrated communications that keep consumer and enterprise customers connected with each other and with the world. We provide Data, Video, and Voice solutions to consumer and enterprise customers over an expanding fiber network and a legacy copper network. The Company serves customers in two distinct regions. These regions are defined by the Company as 1) Greater Cincinnati, which consists of Cincinnati, Ohio, a radius of approximately 25 miles around Cincinnati, Ohio, including parts of northern Kentucky and southeastern Indiana, Dayton, Ohio, and Columbus, Ohio that is served through our altafiber brand and 2) Hawaii, which consists of the island of Oahu and the neighboring islands that is served through our Hawaiian Telcom brand. The Company operates its businesses through one reportable business segment.

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

Discussion of Results of Operations

The Company provides products and services that can be categorized as Data, Video, Voice or Other to both residential and commercial customers. These products and services are further categorized by management as Strategic, Legacy, or Other. Cincinnati Bell Telephone Company LLC ("CBT"), a subsidiary of the Company, is the incumbent local exchange carrier ("ILEC") for a geography that covers a radius of approximately 25 miles around Cincinnati, Ohio, and includes parts of northern Kentucky and southeastern Indiana. CBT has operated in this territory for over 150 years. In 2022, the Company announced that we will begin doing business as "altafiber" and started our network expansion outside of this territory to provide fiber services to adjacent markets. Voice and data services that are delivered beyond the Company's ILEC territory, particularly in Dayton, Mason, and Columbus, Ohio, are provided through the operations of Cincinnati Bell Extended Territories LLC ("CBET"), a subsidiary of CBT. On July 2, 2018, the Company acquired Hawaiian Telcom. Hawaiian Telcom is the ILEC for the State of Hawaii and the largest full-service provider of communications services and products in the state. Originally incorporated in Hawaii in 1883 as Mutual Telephone Company, Hawaiian Telcom has a strong heritage of over 140 years as Hawaii’s communications carrier. Its services are offered on all of Hawaii’s major islands, with recent expansion of its video service from Oahu to all of the major islands. On May 2, 2022, the Company acquired Agile IWG Holdings, LLC ("Agile"), based in Canton, Ohio. Agile leases wireless infrastructure assets to third parties and provides connectivity through hybrid fiber wireless data networks primarily to customers in Ohio and Pennsylvania. On April 17, 2023, the Company acquired Ohio Transparent Telecom Inc. ("OTT"). OTT provides network security, data connectivity, and unified communications solutions to commercial and enterprise customers across multiple sectors throughout Ohio and Michigan.

Strategic revenue includes internet access for speeds that meet or exceed 100 megabits per second and Enterprise Fiber, each categorized below as Data, as well as Video. The Company is able to deliver speeds of up to six gigabits per second to approximately 82% of the Cincinnati ILEC operating territory and speeds up to one gigabit or more per second to nearly 67% of Hawaii’s total addressable market. Enterprise Fiber products include metro-ethernet, dedicated internet access, wavelength, IRU contracts, connectivity services provided by Agile, and wireless backhaul to macro-towers and small cells. Hawaiian Telcom Enterprise Fiber revenue also includes revenue from the SEA-US cable system. As enterprise customers migrate from legacy products and copper-based technology, our metro-ethernet product becomes the preferred method of transport due to its ability to support multiple applications on a single physical connection.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue:
Data	$160.8	$146.8	$14.0	10%	$476.4	$431.6	$44.8	10%
Video	38.1	44.9	(6.8)	(15)%	115.7	134.8	(19.1)	(14)%
Voice	51.3	56.3	(5.0)	(9)%	160.5	173.2	(12.7)	(7)%
Other	29.1	26.7	2.4	9%	77.9	79.5	(1.6)	(2)%
Total Revenue	279.3	274.7	4.6	2%	830.5	819.1	11.4	1%
Operating costs and expenses:
Cost of services and products	112.9	132.6	(19.7)	(15)%	355.8	398.2	(42.4)	(11)%
Selling, general and administrative	57.4	61.3	(3.9)	(6)%	156.5	174.6	(18.1)	(10)%
Depreciation and amortization	85.3	80.1	5.2	6%	257.1	237.7	19.4	8%
Restructuring and severance related charges	1.1	0.9	0.2	22%	4.6	0.8	3.8	n/m
Impairment of assets	—	3.1	(3.1)	n/m	—	3.1	(3.1)	n/m
Total operating costs and expenses	256.7	278.0	(21.3)	(8)%	774.0	814.4	(40.4)	(5)%
Network operating income (loss)	$22.6	$(3.3)	$25.9	n/m	$56.5	$4.7	$51.8	n/m
Network operating margin	8.1%	(1.2)%			6.8%	0.6%
Capital expenditures	$110.5	$115.3	$(4.8)	(4)%	$390.9	$402.4	$(11.5)	(3)%

	September 30,
Metrics information (in thousands):	2025	2024	Change	% Change
Greater Cincinnati
Strategic
Internet*	385.8	358.6	27.2	8%

Video	105.6	117.0	(11.4)	(10)%

Enterprise Fiber - Ethernet Bandwidth	17,381	15,370	2,011	13%

Units passed FTTP**	952.9	814.8	138.1	17%

Legacy
Internet***	11.4	25.1	(13.7)	(55)%

Voice Lines	175.8	201.8	(26.0)	(13)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP).

*** Internet speeds of less than 100mbps

	September 30,
Metrics information (in thousands):	2025	2024	Change	% Change
Hawaii
Strategic
Internet*	122.5	100.4	22.1	22%

Video	36.8	33.9	2.9	9%

Enterprise Fiber - Ethernet Bandwidth	10,271	8,004	2,267	28%

Units passed FTTP**	452.4	384.0	68.4	18%

Legacy
Internet***	17.7	25.5	(7.8)	(31)%

Voice Lines****	142.6	157.6	(15.0)	(10)%

* Internet speeds of 100mbps or more

** Fiber-to-the-Premise (FTTP); includes units passed for both consumer and business on Oahu and neighboring islands

*** Internet speeds of less than 100mbps

**** In the first quarter of 2025, the Company updated its definition and reporting method in Hawaii. Voice Lines as of September 30, 2024 has also been updated to reflect the change in definition and reporting method.

Revenue

	Three Months Ended September 30,
	2025			2024
(dollars in millions)	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$83.1	$21.7	$104.8	$70.7	$16.8	$87.5
Enterprise Fiber	25.0	15.1	40.1	24.6	14.0	38.6
Video	31.2	6.9	38.1	37.8	7.1	44.9
Total Strategic	139.3	43.7	183.0	133.1	37.9	171.0
Legacy
Voice	30.0	21.3	51.3	33.5	22.8	56.3
Internet	2.7	2.6	5.3	5.2	3.6	8.8
Data	6.5	4.1	10.6	7.0	4.9	11.9
Total Legacy	39.2	28.0	67.2	45.7	31.3	77.0
Other	14.5	14.6	29.1	11.6	15.1	26.7
Total Network revenue	$193.0	$86.3	$279.3	$190.4	$84.3	$274.7

	Nine Months Ended September 30,
	2025			2024
(dollars in millions)	Greater Cincinnati	Hawaii	Total	Greater Cincinnati	Hawaii	Total
Revenue
Strategic
Internet	$243.6	$61.5	$305.1	$203.9	$46.8	$250.7
Enterprise Fiber	74.8	44.5	119.3	72.4	41.5	113.9
Video	94.8	20.9	115.7	113.4	21.4	134.8
Total Strategic	413.2	126.9	540.1	389.7	109.7	499.4
Legacy
Voice	94.9	65.6	160.5	103.3	69.9	173.2
Internet	9.4	8.9	18.3	18.1	11.5	29.6
Data	20.6	13.1	33.7	21.7	15.7	37.4
Total Legacy	124.9	87.6	212.5	143.1	97.1	240.2
Other	34.2	43.7	77.9	31.3	48.2	79.5
Total Network revenue	$572.3	$258.2	$830.5	$564.1	$255.0	$819.1

Total Network revenue

Revenue totaling $279.3 million and $830.5 million for the three and nine months ended September 30, 2025 increased $4.6 million and $11.4 million, respectively, compared to the same periods in 2024, primarily due to increased Strategic revenue from growth in the Strategic Internet subscriber base which more than offset the decrease in Video, Legacy Internet and Legacy Voice revenue.

Strategic

Strategic revenue for the three and nine months ended September 30, 2025 increased $12.0 million and $40.7 million, respectively, compared to the same periods in 2024, primarily due to the increase in the subscriber base for internet. The internet subscriber base continues to increase as we focus attention on growing the Strategic Internet subscriber base, adding 19,300 Strategic Internet subscribers in Greater Cincinnati and 17,000 Strategic Internet subscribers in Hawaii in the nine months ended September 30, 2025. In Greater Cincinnati, we passed 18,700 and 54,200 addresses in the three and nine months ended September 30, 2025, primarily related to multi-dwelling units and single family homes in Dayton, Ohio and in Columbus, Ohio. In Hawaii, our accelerated fiber build pace enabled us to pass 17,300 and 51,600 addresses in the three and nine months ended September 30, 2025. The Average Revenue Per User (“ARPU”) for the three and nine months ended September 30, 2025 increased for internet in both Greater Cincinnati and Hawaii compared to the same period in 2024, primarily due to price increases and more customers subscribing to higher broadband tiers.

Enterprise Fiber revenue for the three and nine months ended September 30, 2025 increased $1.5 million and $5.4 million, respectively, compared to the same periods in 2024, primarily due to customers migrating from Legacy product offerings to higher bandwidth fiber solutions as evidenced by the 13% and 28% increases in Ethernet Bandwidth in Greater Cincinnati and Hawaii, respectively. In addition, revenue in Hawaii increased $1.1 million and $3.0 million, respectively, associated with an IRU contract related to the SEA-US cable system.

Legacy

Legacy revenue for the three and nine months ended September 30, 2025 decreased $9.8 million and $27.7 million, respectively, compared to the same periods in 2024 due to the decline in voice lines and internet subscribers. Voice lines declined 13% and 10% in Greater Cincinnati and Hawaii, respectively, as traditional voice lines become less relevant. Legacy internet subscribers continue to decrease in Greater Cincinnati and Hawaii, as subscribers demand the higher speeds that can be provided by fiber. In addition, declines in DS1, DS3 and digital trunking have contributed to the Legacy revenue decline for the three and nine months ended September 30, 2025 compared to the same periods in 2024 as customers migrate away from these solutions to fiber-based solutions.

Other

Other revenue for the three months ended September 30, 2025 increased $2.4 million compared to the same period in the prior year primarily due to incremental nonrecurring revenue generated in Hawaii .

Other revenue for the nine months ended September 30, 2025 decreased $1.6 million compared to the same period in the prior year primarily due to decreased revenue from subsidized fiber build projects in 2025, partially offset by trends impacting the quarter.

Operating Costs and Expenses

Cost of services and products decreased $19.7 million for the three months ended September 30, 2025 compared to the same period in the prior year due to decreases in payroll related costs of $5.9 million due to headcount reductions executed in the prior year, video content costs of $3.3 million, and network related expenses of $1.4 million related to the decommissioning of certain copper assets as customers continue to migrate from copper-based services to fiber-based services. Additionally, the Company received $2.1 million of insurance proceeds related to a business interruption claim filed in a prior year related to loss of income in Lahaina that was recorded as benefit to expense in the three months ended September 30, 2025.

Cost of services and products decreased $42.4 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to decreases in payroll related costs of $19.1 million, video content costs of $9.6 million, $5.5 million of network related expenses related to similar trends that impacted the quarter and proceeds from business interruption claim of $2.1 million.

SG&A expenses decreased $3.9 million and $18.1 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year primarily due to decreased payroll related costs of $4.5 million and $13.5 million, respectively. The decrease in payroll related costs is primarily due to headcount reductions made during restructuring initiatives that were executed in the fourth quarter of 2024.

Depreciation and amortization expense increased $5.2 million and $19.4 million for the three and nine months ended September 30, 2025, respectively, compared to the same period in 2024 primarily due to increased additions from capital invested to expand and upgrade the Company's fiber network and related capacity.

Restructuring and severance charges of $1.1 million and $4.6 million were recorded for the three and nine months ended September 30, 2025, respectively, related to a continuation of the 2024 Voluntary Severance Plan offered to certain employees.

In October 2025, the company commenced a strategic review of its Agile business. The evaluation of alternatives may include, among other options, continued operation with targeted restructuring initiatives designed to enhance profitability and cash flow, a sale of the business or specific assets, or a potential merger. Once this review is complete, there may be a risk of impairment or write-down of Agile's assets. At September 30, 2025, the carrying value of Agile is $82.0 million, including goodwill of $36.2 million.

Capital Expenditures

Capital expenditures are incurred to expand our fiber network, upgrade and increase capacity for our networks, and to maintain our fiber and copper networks. The Company is focused on building FTTP addresses, and in the three and nine months ended September 30, 2025, we passed 18,700 and 54,200 FTTP addresses, respectively, in Greater Cincinnati. As of September 30, 2025, the Company is able to deliver internet speeds up to six gigabits or more to 952,900 residential and commercial addresses, or approximately 82% of the Cincinnati ILEC operating territory in Greater Cincinnati. Greater Cincinnati capital expenditures for the three months ended September 30, 2025 increased $6.8 million compared to the comparable period in the prior year due to network construction expenditures and real estate purchases as the Company continues its expansion efforts to adjacent markets.

Greater Cincinnati capital expenditures for nine months ended September 30, 2025 decreased $10.4 million compared to the comparable period in the prior year primarily due to network upgrades that were completed in 2024 that more than offset the increased construction expenditures and real estate purchases that impacted the quarter. Additionally, Agile capital expenditures for the nine months ended September 30, 2025 decreased by $9.1 million primarily related to tower build projects in 2024 that did not recur in 2025.

In Hawaii, we passed 17,300 and 51,600 FTTP addresses in the three and nine months ended September 30, 2025. Hawaii capital expenditures for the three and nine months ended September 30, 2025 decreased $11.6 million and $1.1 million, respectively, compared to the comparable periods in the prior year. Decreased capital expenditures in the three months ended September 30, 2025, compared to the prior year period, are primarily due to construction expenditures in third quarter of 2024 related to a specific IRU agreement to provide dedicated fiber routes as well as decreased real estate purchases. For the nine months ended September 30, 2025, the trends impacting the quarter were partially offset by equipment purchases for customer installations in the first quarter of 2025 and increased network construction expenditures. As of September 30, 2025, the Company is able to deliver internet speeds up to six gigabits or more to 452,400 residential and commercial addresses, or nearly 67% of Hawaii's total addressable market.

Corporate

Corporate is comprised primarily of general and administrative costs that have not been allocated to the Network business segment and transaction and integration costs. Corporate costs totaled $6.7 million and $18.5 million in the three and nine months ended September 30, 2025, respectively, compared to $4.0 million and $17.0 million in three and nine months ended September 30, 2024, respectively. Corporate costs increased in both comparable periods primarily due to increased expenses of $0.9 million and $4.1 million in the three and nine months ended September 30, 2025, respectively, related to an ongoing technology transformation project to replace certain of the Company's legacy financial systems. Depreciation expense increased $0.6 million in the three and nine months ended September 30, 2025, compared to the same periods in the prior year due to software assets related to the technology transformation project placed in service in the third quarter of 2025. Additionally, transaction and integration costs increased $1.0 million and $1.7 million in the three and nine months ended September 30, 2025 compared to the same periods in the prior year. These increased corporate costs in the nine months ended September 30, 2025 were partially offset by decreased expenses incurred related to the Disposal Group in 2024 that did not recur in 2025 as well as higher bank fees related to the sale of certain receivables under the terms of the factoring agreement in the first quarter of 2024.

Interest expense decreased $14.2 million and $34.8 million, respectively, for the three and nine months ended September 30, 2025 compared to the same period in 2024 primarily due to less interest expense incurred on the Network Receivables Facility and on the Credit Agreement’s revolving credit facility, neither of which were drawn during 2025. The decrease in interest expense was partially offset by increased debt of $300 million on the Term B-4 Loan that the Company entered into in the second quarter of 2024.

Other components of pension and postretirement benefit plans benefit decreased for the three and nine months ended September 30, 2025 compared to the same period in 2024 primarily due to settlement gains recorded in each of the first three quarters of 2025 related to lump sum payments funded by the Hawaii defined benefit plan for union employees as well as a settlement gain recorded in the third quarter of 2025 as a result of the Company purchasing a group annuity contract and transferring a portion of its pension liability and the related responsibility for benefit payments within existing defined benefit plans. The benefit was partially offset due to the remeasurement of the pension and postretirement projected benefit obligations that resulted in increased expense due to decreased benefit from expected return on plan assets.

Other income, net totaled $3.3 million and $13.5 million for the three and nine months ended September 30, 2025, respectively, primarily due to interest income of $1.8 million and $8.2 million in the three and nine months ended September 30, 2025, respectively. In addition, the Company recorded a patronage distribution of $6.7 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement. Income was partially offset by a net loss associated with the Company's interest rate swap agreements and interest rate cap agreements of $1.8 million in the nine months ended September 30, 2025.

Other income, net totaled expense of $20.4 million and income of $16.1 million for the three and nine months ended September 30, 2024, respectively, primarily due to recording losses associated with the Company's interest rate swap agreements and interest rate cap agreements of $20.5 million in the three months ended September 30, 2024 and gains of $6.8 million in the nine months ended September 30, 2024. In addition, in the nine months ended September 30, 2024, the Company recorded a patronage distribution of $6.1 million from one of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Company's Credit Agreement and received insurance reimbursements of $3.0 million related to the physical loss and damage claims filed as a result of the wildfires in Hawaii.

Loss from continuing operations before income taxes totaled $12.1 million for the three months ended September 30, 2025, resulting in a decrease in the loss of $59.0 million compared to the same period in 2024 due to operating income generated, in addition to lower interest expense compared to the same period in the prior year and losses recorded in the three months ended September 30, 2024 associated with the Company's interest rate swap agreements and interest rate cap agreements.

Loss from continuing operations before income taxes totaled $43.5 million for the nine months ended September 30, 2025, resulting in a decrease in the loss of $81.5 million compared to the same period in 2024 due to operating income generated and lower interest expense, partially offset by an unfavorable change to Other income, net in the nine months ended September 30, 2025 compared to the same period in the prior year.

The income tax provision for the three months ended September 30, 2025 for continuing operations was an expense of $4.1 million, despite a loss before income tax of $12.1 million. The tax expense reported is significantly lower than the $2.5 million benefit expected at statutory rates, due primarily to valuation allowances on net operating loss deferred tax assets.

Income tax expense was reported in the three months ended September 30, 2025 for continuing operations, despite a loss before income tax, whereas an income tax benefit was reported on a loss before income tax in the comparable period of 2024 for continuing operations. Valuation allowances recorded against net operating loss deferred tax assets had a significant impact on income tax expense recorded in both periods.

The income tax provision for the nine months ended September 30, 2025 for continuing operations was an expense of $5.2 million, despite a loss before income tax of $43.5 million. The tax expense reported is significantly lower than the $9.1 million benefit expected at statutory rates, due primarily to valuation allowances on net operating loss deferred tax assets.

In the nine months ended September 30, 2024, a significant tax expense was reported in continuing operations, despite a loss before income tax, due most notably to additional valuation allowances recorded in that comparable period. Additionally, a discrete tax expense item was recorded in the comparable period in order to record a deferred tax liability for the tax effect of the difference between book basis and tax basis in the Disposal Group.

Financial Condition, Liquidity, and Capital Resources

As of September 30, 2025, the Company had an accumulated deficit of $542.7 million and $1,710.7 million of outstanding indebtedness.

The Company’s primary source of cash is generated by operations. The Company generated $157.9 million and $185.7 million of cash flows from operations during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $584.1 million of short-term liquidity, comprised of $151.9 million of cash and cash equivalents, $400.0 million of undrawn capacity on our Revolving Credit Facility due 2028 and $32.2 million available under the Network Receivables Facility.

As of September 30, 2025, the Company had no borrowings and $26.7 million of letters of credit outstanding under the Network Receivables Facility, leaving $32.2 million remaining availability on the total borrowing capacity of $58.9 million. Capacity on the Network Receivables Facility is calculated and will continue to be calculated based on the quantity and quality of outstanding accounts receivables.

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

In September 2025, the Company entered into an amendment (the "Amendment No. 6") to the Credit Agreement to provide for (i) a reduction in the interest rate margin applicable to the Term B-1 Loans and the Term B-3 Loans under the Credit Agreement and (ii) the incurrence of a new tranche of senior secured term loans (the “Term B-5 Loans”). The proceeds of the Term B-5 Loans were used to refinance in full the outstanding aggregate principal amount of the Term B-4 Loans and to pay fees and expenses in connection with the refinancing of the Term B-4 Loans.

One of the syndicated lenders of the Term B-1 Loans and Term B-3 Loans in the Credit Agreement is a cooperative bank owned by its customers. Annually, this bank distributes patronage in the form of cash and stock in the cooperative based on the Company’s average outstanding loan balance. The Company will recognize the patronage, generally as declared, in “Other income, net.” The stock component will be recognized at its stated cost basis. The Company received $6.7 million and $6.1 million in patronage dividends in the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, the Company was in compliance with the Credit Agreement covenants and ratios.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2025 totaled $157.9 million, a decrease of $27.8 million compared to the same period in the prior year. The decrease is primarily due to cash flows associated with the Disposal Group that are included in the prior year period but excluded in the current period as a result of the completion of the sale transaction in December 2024. Additionally, restructuring payments of $44.4 million in 2025 associated with initiatives executed in the fourth quarter of 2024 and first half of 2025, an increase of $31.5 million compared to payments of $12.9 million in the same period in the prior year, contributed to lower operating cash flows. These decreases to operating cash flows were partially offset by lower interest payments of $37.3 million, primarily due to no borrowings on the Network Receivables Facility or the Credit Agreement's revolving credit facility in 2025.

Cash used in investing activities during the nine months ended September 30, 2025 totaled $408.3 million, a decrease of $6.9 million compared to the same period in the prior year. This decrease is due to lower capital expenditures of $17.1 million, primarily due to expenditures incurred by the Disposal Group in the prior year comparable period and proceeds from the sale of property received in the nine months ended September 30, 2025. The decrease was partially offset by $14.5 million of proceeds previously received from the sale of CBTS in 2024 that were remitted back to TowerBrook in the second quarter of 2025 related to post-closing adjustments, pursuant to the Purchase Agreement.

Cash used in financing activities during the nine months ended September 30, 2025 totaled $60.2 million primarily due to the extinguishment of the Company's existing Paniolo financing arrangement of $21.4 million, repayment of $18.9 million to resolve a temporary bank overdraft resulting from a miscommunication on payroll dates and related funding requirements, repayment of $6.3 million of outstanding principal amounts of the Company's CBT Notes in the third quarter of 2025, and required payments on the Company's Term Loans due 2028 of $9.9 million.

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

Regulatory Matters

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete description of regulatory matters. There are no material changes for the nine months ended September 30, 2025.

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

Recently Issued Accounting Standards

The adoption of new accounting standards did not have a material impact on the Company’s financial results for the nine months ended September 30, 2025. Furthermore, accounting standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

Cincinnati Bell Inc.’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2025 and have concluded that, other than the changes described below, there were no other changes to Cincinnati Bell Inc.’s internal control over financial reporting during the third quarter of 2025 that materially affect, or are reasonably likely to materially affect, Cincinnati Bell Inc.’s internal control over financial reporting.

In connection with the evaluation described above, the Company is in the midst of a broad, multi-year, technology transformation project to modernize mainframe, middleware and legacy systems to achieve better process efficiencies across sourcing, project management, and accounting through the use of various solutions. Implementation of new accounting ERP modules for general ledger, project management, accounts payable, procurement and fixed asset management were implemented at the beginning of the third quarter of 2025 for Hawaii operations and consolidated reporting. Additional phases will continue to be implemented over the next twelve months. Emphasis has been on the maintenance of effective internal controls and assessment of the design and operating effectiveness of key control activities throughout development and deployment of each phase.

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

Item 1A. Risk Factors

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a comprehensive listing of the Company’s risk factors. There were no material changes in the risk factors identified by the Company during the nine months ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

No reportable items.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit No.	SEC File No.	Filed Herewith

3.1	Second Amended Articles of Incorporation of Cincinnati Bell Inc.	10-K	5/19/2022	3.1	1-8519
3.2	Fourth Amended and Restated Regulations of Cincinnati Bell Inc.	8-K	9/26/2024	3.2	1-8519
10.1	Amendment No. 6 to Credit Agreement dated as of September 17, 2025 by and among Red Fiber Parent LLC, Cincinnati Bell Inc, each of the Guarantors party hereto, Goldman Sachs Bank USA, as administrative agent for the Lenders, the Amendment No. 6 Lead Arranger, the Term B-1 Lender, the Term B-3 Lender and the Term B-5 Lenders party hereto.	8-K	9/18/2025	10.1	1-8519
31.1	Certificate of the Chief Executive Officer Pursuant to Rule 15d-14(a)					+
31.2	Certificate of the Chief Financial Officer Pursuant to Rule 15d-14(a)					+
101

The following financial statements from Cincinnati Bell Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Cincinnati Bell Inc.

Date:	November 12, 2025	/s/ Joshua T. Duckworth
Joshua T. Duckworth
Chief Financial Officer

Date:	November 12, 2025	/s/ Suzanne E. Maratta
Suzanne E. Maratta
Chief Accounting Officer